Form 10-Q
period 1996-06-30
GLACIER BANCORP INC
filed 1996-08-14
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ____________


COMMISSION FILE    0-18911

                    G L A C I E R    B A N C O R P , I N C.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                        81-0468393
- ----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)



     P.O. Box 27; 202 Main Street, Kalispell, Montana                                   59903-0027
- --------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code    (406) 756-4200

                                           N/A
- ------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No
                                                ---      ---

The number of shares of Registrant's common stock outstanding on August 2, 1996, was 3,363,297. No preferred shares are issued or outstanding.

                             GLACIER BANCORP, INC.
                         QUARTERLY REPORT ON FORM 10-Q


                                     Index

                                                                                                                         Page #
                                                                                                                         ------
PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements

   Consolidated Statements of Financial Condition -
   June 30, 1996, December 31, and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statement of Operations -
   Three and six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Consolidated Statement of Cash Flows -
   Six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 2 - Management's Discussion and Analysis
   of Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                             GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- ------------------------------------------------------------------------------

        (Unaudited - dollars in thousands)           June 30,   December 31,    June 30,
- -------------------------------------------------      1996         1995         1995
                                                     --------   ------------    --------
ASSETS:
Cash on hand and in banks                          $  15,804       15,367        15,577
Interest bearing cash deposits                           860          710           840
                                                   ---------      -------       -------
  Cash and cash equivalents                           16,664       16,077        16,417
                                                   ---------      -------       -------
Investments:
  Investment securities, held-to-maturity (note 7)    10,269        9,366        11,943
  Investment securities, available-for-sale
    (note 7)                                          33,425       28,524        13,365
  Mortgaged backed securities, held-to-maturity
    (note 7)                                           3,723        3,943        20,619
  Mortgaged backed securities, available-for-sale
    (note 7)                                          31,895       31,084         8,530
                                                   ---------      -------       -------
       Total Investments                              79,312       72,917        54,457
                                                   ---------      -------       -------
Net loans receivable:
     Real estate loans                               181,404      174,675       169,945
  Commercial Loans                                    48,889       49,262        49,980
     Installment and other loans                      63,255       57,104        51,681
                                                   ---------      -------       -------
       Total Loans                                   293,548      281,040       271,606
                                                   ---------      -------       -------
Office properties, equipment and leasehold
  improvements, at cost less accumulated
  depreciation of $4,617, $4,212 and $4,064,
  at June 30, 1996, December 31, 1995 and
  June 30, 1995, respectively                          7,788        7,476         6,987
Real estate and other assets owned                        36           52            10
Federal Home Loan Bank of Seattle stock, at cost       7,728        7,123         6,424
Federal Reserve stock, at cost                            90           90            90
Accrued interest receivable                            2,698        2,622         2,235
Other assets                                             603          660           616
                                                   ---------      -------       -------
                                                   $ 408,467      388,058       358,842
                                                   =========      =======       =======
Liabilities and stockholders' equity:
Deposits (Interest Bearing)                        $ 177,021      171,565       162,870
Demand deposits (Non-Interest Bearing)                30,425       26,268        26,176
Advances from Federal Home Loan Bank of Seattle      120,892      120,714       110,507
Securities sold under agreements to repurchase        31,327       20,805        14,871
Accrued interest payable                               1,267          479           918
Advance payments by borrowers for taxes and
  insurance                                            1,045        1,007           886
Current federal and state income taxes                   305           87           149
Deferred federal and state income taxes                1,221        2,232         1,686
Accrued expenses and other liabilities                 6,101        6,632         5,082
Minority Interest                                        390          501           529
                                                   ---------      -------       -------
  Total liabilities                                  369,994      350,290       323,674
                                                   ---------      -------       -------
Preferred stock, $.01 par value per share,
  7,500,000 shares authorized, none issued                 0            0             0
Common stock, $.01 par value per share,
  12,500,000 shares authorized; 3,361,133,
  3,356,191, and 3,366,711 shares issued and
  outstanding at June 30, 1996, December 31,
  1995, and June 30, 1995, respectively (1)               34           31            31
Paid-in capital                                       29,369       22,465        22,383
Retained earnings                                     10,746       15,411        13,316
Treasury stock at cost                                (1,066)        (874)         (559)
Net unrealized gain (loss) on securities available
  for sale                                              (610)         735            (3)
                                                   ---------      -------       -------
  Total stockholders' equity                          38,473       37,768        35,168
                                                   ---------      -------       -------
                                                   $ 408,467      388,058       358,842
                                                   =========      =======       =======
  Book value per share                             $   11.45        11.25         10.45
                                                   =========      =======       =======

(1) Number of shares outstanding adjusted for 10% stock dividend in 1996.

                             GLACIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

- --------------------------------------------------------    -------------------------     -------------------------
(unaudited - dollars in thousands except per share data)        Three months ended        Year to Date (Six months)
- --------------------------------------------------------    -------------------------     -------------------------
                                                             06/30/96       06/30/95       06/30/96       06/30/95
                                                            ----------     ----------     ----------     ----------
Interest income:
    Interest on real estate loans                          $    3,713          3,595          7,370          7,168
    Interest on mortgage backed securities                        679            577          1,325          1,160
    Interest on installment, commercial, and other loans        2,494          2,246          4,922          4,316
    Interest and dividends on investments                         958            547          1,859          1,047
                                                            ----------     ----------     ----------     ----------
         Total interest income                                  7,844          6,965         15,476         13,691
                                                            ----------     ----------     ----------     ----------

Interest expense:
    Interest on deposits, net of penalties on
      early withdrawals                                         1,676          1,445          3,341          2,778
    Interest on advances and repurchase agreements              2,004          1,728          3,969          3,381
                                                            ----------     ----------     ----------     ----------
         Total interest expense                                 3,680          3,173          7,310          6,159
                                                            ----------     ----------     ----------     ----------

Net interest income:                                            4,164          3,792          8,166          7,532
    Provision for loan losses                                     56            144             95            200
                                                            ----------     ----------     ----------     ----------
Net Interest Income after provision for loan losses             4,108          3,648          8,071          7,332
                                                            ----------     ----------     ----------     ----------

Non-interest income:
  Loan fees and service charges                                 1,138            981          2,215          1,781
  Gains (Losses) on sale of investments                             0              0              0              0
  Other income                                                    260            252            485            505
                                                            ----------     ----------     ----------     ----------
    Total fees and other income                                 1,398          1,233          2,700          2,286
                                                            ----------     ----------     ----------     ----------
Non-interest expense:
    Compensation, employee benefits
      and related expenses                                      1,452          1,223          2,842          2,466
    Occupancy expense                                             307            265            558            570
    Data processing expense                                       141            131            278            252
    Other expenses                                              1,009            986          2,048          1,951
    Minority interest                                              17             21             36             42
                                                            ----------     ----------     ----------     ----------
        Total non-interest expense                              2,926          2,626          5,762          5,281
                                                            ----------     ----------     ----------     ----------

Earnings before income taxes                                    2,580          2,255          5,009          4,337

Federal and state income tax expense                              996            878          1,936          1,690
                                                            ----------     ----------     ----------     ----------
Net earnings                                               $    1,584          1,377          3,073          2,647
                                                            =========      ==========     ==========     ==========

Earnings per common share (1)                                    0.47           0.41           0.92           0.78
Dividends declared per common share (1)                          0.16           0.14           0.31           0.26
Return on average assets (annualized)                            1.57%          1.57%          1.54%          1.52%
Return on beginning equity (annualized)                         16.53%         16.06%         16.27%         15.94%
Weighted average shares outstanding (1)                     3,356,818      3,367,189       3,568,27      3,375,264
(1) Adjusted for 10% stock dividend in 1996.

                             GLACIER BANCORP, INC.
                     Consolidated Statements of Cash Flows

                                                                  For six months ended June 30
                                                                  ----------------------------
                                 (dollars in thousands)               1996             1995
                                                                  -----------      -----------
OPERATING ACTIVITIES :
  Net Earnings.................................................$       3,073            2,647
  Adjustments to reconcile Net Earnings to Net
  Cash Provided by Operating Activities:
    Provision for loan and real estate owned losses............           95              200
    Depreciation of premises and equipment and
          amortization of purchase premium ....................          271              431
    Loss (gain) on sale of investments and other real estate
      owned....................................................            0                0
    Amortization of investment securities premiums, net........           14               62
    Net increase (decrease) in deferred income taxes ..........         (130)             258
    Net decrease (increase) in interest receivable.............          (76)            (194)
    Net increase (decrease) in interest payable................          788              606
    Net increase (decrease) in current income taxes ...........          218              149
    Net increase (decrease) in other assets/other liabilities..         (474)           1,063
    FHLB stock dividends.......................................         (279)            (176)
                                                                  -----------      -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES...............        3,500            5,046
                                                                  -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities and prepayments of investment
      securities available-for-sale............................$       5,576            1,481
  Purchases of investment securities available-for-sale........      (13,529)          (3,508)
  Proceeds from sales, maturities and prepayments of investment
      securities held-to-maturity..............................          307            1,380
  Purchases of investment securities held-to-maturity..........         (995)               0
  Principal collected on installment and commercial loans......       31,417           22,094
  Installment and commercial loans originated or acquired......      (37,339)         (38,665)
  Principal collections on mortgage loans......................       15,232           16,531
  Mortgage loans originated or acquired........................      (34,616)         (23,498)
  Proceeds from sales of loans.................................       12,704            9,923
  Net proceeds from sales of real estate owned.................           15               84
  Net purchase of FHLB stock...................................         (326)            (559)
  Net addition of premises and equipment.......................         (581)            (407)
  Acquisition of minority interest.............................         (109)             (14)
                                                                  -----------      -----------
       NET CASH USED BY INVESTING ACTIVITIES...................      (22,244)         (15,158)
                                                                  -----------      -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..........................$       9,613            6,005
  Net increase in FHLB advances & other borrowing..............          178           27,966
  Net increase (decrease) in advance payments from
    borrowers for taxes and insurance..........................           38              200
  Net increase (decrease) in securities sold under repurchase
    agreements.................................................       10,522          (18,181)
  Cash dividends paid to stockholders..........................       (1,034)            (883)
  Treasury stock purchased.....................................         (192)            (399)
  Proceeds from exercise of stock options......................          206              138
                                                                  -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES................       19,331           14,846
                                                                  -----------      -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....          587            4,734
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............       16,077           11,683
                                                                  -----------      -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...................$      16,664           16,417
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for: Interest....................$       6,522            5,553
                                   Income taxes................$       1,718            1,541

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1)       Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc's (the "Company") Financial Condition as of June 30, 1996, December 31, and June 30, 1995 and the Results of Operations for the six and three months ended June 30, 1996 and 1995 and the Statements of Cash Flows for the six months ended June 30, 1996 and 1995.

2)       Organizational Structure:

         The Company is the parent company for four subsidiaries: Glacier Bank (the "Savings Bank"); First National Bank of Whitefish ("Whitefish"); First National Bank of Eureka ("Eureka") and Community First, Inc.
         (CFI). At June 30, 1996, the Company owned 100%, 94%, 93% and 100% of the Savings Bank, Whitefish, Eureka and CFI, respectively. CFI provides full service brokerage services through INVEST Financial Services. The following abbreviated organizational chart illustrates the various relationships:

                                    Glacier
                                 Bancorp, Inc.



         Glacier                  First National Bank         First National Bank             Community First
         Bank                           Whitefish                   Eureka                          Inc.




3)       Stock Dividend:

         The company paid a 10% stock dividend May 23, 1996. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)       Computation of Earnings Per Share:

         Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Stock options are considered common stock equivalents, but are excluded from earnings per share computations due to immateriality.

         The weighted average number of shares for the three months ended June 30, 1996 and 1995 (after adjustment for 10% stock dividend) were 3,356,818 shares and 3,367,189 shares, respectively.

5)       Ratios:

         Return on Average Assets (ROAA) was calculated based on the average of the total assets for each month-end in the period. Return on Beginning Equity (ROBE) was calculated based on the Shareholders' Equity (Capital) at the beginning of each period presented.

6)       Cash Dividend Declared:

         On June 26, 1996, the Board of Directors declared a $.16 per share quarterly cash dividend to stockholders of record on July 11, 1996, payable on July 25, 1996.

7)       Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:



                   INVESTMENT SECURITIES AS OF JUNE 30, 1996

                                                                       Gross Unrealized
- -------------------------------------------------     Amortized    -----------------------    Estimated
              (dollars in thousands)                    Cost          Gains       Losses      Fair Value
- -------------------------------------------------     ---------    ----------   ----------    ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                 $   7,977          11         (291)         7,697
State, Local Government and other issues                 2,291          30          (14)         2,307
Mortgage-backed securities                               3,724           0         (170)         3,554
                                                      ---------    ----------   ----------    ----------
     TOTAL HELD TO MATURITY SECURITIES               $  13,992          41         (475)        13,558
                                                      =========    ==========   ==========    ==========
AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                 $  20,536          25         (650)        19,911
State, Local Government and other issues                 5,773         113         (183)         5,703
Mortgage-backed securities                              31,895         339         (508)        31,726
Real Estate Mortgage Investment Conduit                  8,152          13         (185)         7,980
                                                      ---------    ----------   ----------    ----------
    TOTAL AVAILABLE FOR SALE SECURITIES                 66,356         490       (1,526)        65,320
                                                      =========    ==========   ===========   ==========

                 INVESTMENT SECURITIES AS OF DECEMBER 31, 1995

                                                                       Gross Unrealized
- -------------------------------------------------     Amortized    -----------------------    Estimated
              (dollars in thousands)                    Cost          Gains       Losses      Fair Value
- -------------------------------------------------     ---------    ----------   ----------    ----------
HELD TO MATURITY:
U.S Government and Federal Agencies                  $   7,973         156            0          8,129
State, Local Government and other issues                 1,393          65           (1)         1,457
Mortgage-backed securities                               3,943          11            0          3,954
                                                      ---------    ----------   ----------    ----------
     TOTAL HELD TO MATURITY SECURITIES               $  13,309         232           (1)        13,540
                                                      =========    ==========   ==========    ==========
AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                 $  20,541         211           (7)        20,745
State, Local Government and other issues                 5,535         186         (116)         5,605
Mortgage-backed securities                              30,157         990          (63)        31,084
Real Estate Mortgage Investment Conduit                  2,174           7           (7)         2,174
                                                      ---------    ----------   ----------    ----------
     TOTAL AVAILABLE FOR SALE SECURITIES             $  58,407       1,394         (193)        59,608
                                                      =========    ==========   ==========    ==========

8)       Consolidated Statements of Cash Flows:

         Cash equivalents include demand deposits at other financial institutions and short term certificates of deposit.

9)       Regulatory Capital Requirements -

         The following chart illustrates the compliance by the Savings Bank with currently applicable regulatory capital requirements at June 30, 1996 (in thousands except percentages):




                                           Actual        Requirement     Excess
                                          --------       -----------    --------
Tangible Capital:
        $ amount                          $30,679          $5,236       $25,443
        % of tangible assets                  8.8%            1.5%          7.3%
Core Capital:
        $ amount                          $30,679         $10,471       $20,208
        % of tangible assets                  8.8%            3.0%          5.8%
Risk-based Capital:
        $ amount                          $32,080         $14,314       $17,766
        % of risk-weighted assets            17.9%            8.0%          9.9%



         Each of the two Banks (Whitefish and Eureka) also have similar specific capital standards which they must meet. At both December 31, 1995 and June 30, 1996, both Banks met, without exception, all regulatory capital standards.

         The Office of Thrift Supervision (OTS) has adopted, but postponed implementation until further notice, an additional capital component requirement based upon an institution's exposure to losses from changes in market interest rates (interest rate risk). This additional capital requirement is equal to 50% of the estimated decline in market value of an institution's portfolio equity after an instantaneous 200 basis points increase or decrease (whichever results in the larger decrease) in market interest rates. The market value of portfolio equity represents the net present value of an institution's assets, liabilities and any off balance sheet items. This net present value is calculated by OTS based upon information submitted in quarterly reports and using discount rates derived from rates paid and received on various financial instruments. The requirement provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based on interest rate risk exposure calculations as provided by the OTS for the period ended March 31, 1996, the most recent date such information is available from the OTS, the Savings Bank would be subject to a $563,000 deduction under this requirement.

         Qualified Thrift Lender - In order to avoid certain restrictions on their operations, all savings associations are required to meet a Qualified Thrift Lender ("QTL") test. The regulations require that institutions maintain a percentage of qualifying lending activity of at least 65% as measured monthly. The Savings Bank reported on its June 30, 1996 Thrift Financial Report QTL ratios of 81%, 80%, and 81% for April, May, and June 1996.

         Whitefish and Eureka do not have a similar requirement.

10)      Changes in Accounting Methods

         Loan Impairment

         In 1995, the Company adopted the provisions of SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," (collectively the Statements). The Statements provide guidance for establishing a reserve for losses on specific loans which are deemed to be impaired and apply only to specific impaired loans. Groups of small balance homogenous basis loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the reserve for possible loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations, or liquidation of the underlying collateral. In such cases the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. The Company uses the cash basis of income recognition on impaired loans.

         The Company's adoption of the statements did not have a material impact on the Company's financial position or results of operations. During 1995 and the first six months of 1996, the amount of impaired loans was not material.


         Mortgage Servicing Rights

         On May 6, 1995 SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65 was issued. Under SFAS No. 122 mortgage servicing rights are recognized as an asset regardless of whether the servicing rights are acquired or originated and retained. Additionally, SFAS No. 122 requires mortgage servicing rights assets be assessed for impairment based on the fair value of the mortgage servicing rights. The Statement provides for adoption as of the beginning of the reporting period on a prospective basis, and was adopted by the Company effective January 1, 1995. As of June 30, 1996, the carrying value of originated servicing rights was $271,952. There was no material impairment of value at June 30, 1996.

         Impairment of Assets

         As of January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The determination of whether an asset is impaired is based on undiscounted cash flows. An impairment, if any, is measured based on the fair value of the asset, if readily determinable. Otherwise, impairment would be measured based on the present value of the expected future net cash flows calculated using either a market interest rate or the entity's incremental borrowing rate. As of June 30, 1996, there are no assets that are considered impaired.

         Stock Based Compensation

         On October 23, 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option plan. However, it also allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company will adopt SFAS No. 123, retaining the accounting treatment of APB No. 25, in 1996, with appropriate disclosures presented in the December 31, 1996 financial statements.

11) Stock Repurchase - The Board of Director's authorization of the repurchase of up to 5% of the Company's shares outstanding remains in place; 57,260 shares, approximately 1.7% of outstanding shares, had been acquired as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1995 to June 30, 1996.

At June 30, 1996, total consolidated assets increased by $20,408,000, or 5.26%, over the December 31, 1995 level. This increase was primarily in loan growth of $12,508,000, or 4.45%, and investments of $6,394,000, or 8.77%.

Real Estate loans increased $6.7 million during the period, commercial loans declined $.4 million, and Consumer loans increased $6.1 million.

Loans sold to the secondary market amounted to $12.7 million and $9.9 million during the first six months of 1996 and 1995, respectively.

The amount of loans serviced for others on June 30, 1996 was $62.8 million.

Total deposits increased nearly $9.6 million, with $5.5 million of the increase occurring in interest bearing deposits. Non-interest bearing deposits were $4.1 million over the December 31, 1995 level, an increase of $15.8%. Advances from the Federal Home Loan Bank ("FHLB") remained near the year end level while securities sold under repurchase agreements increased $10.5 million.

The OTS' minimum average liquidity requirement for the Savings Bank is 5.0%. For the three months ended June 30, 1996, the Savings Bank's liquidity percentage averaged 6.5%. The Savings Bank's principal source of funds are generated by deposits, payments on loans and securities, short and long term borrowings and net income. If there should ever be insufficient funds derived from these areas, the Savings Bank may borrow additional amounts from the FHLB, subject to regulatory limits.

All three institutions are members of the FHLB at June 30, 1996. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of June 30, 1996:

                                           Available line           Amount used               Available
                                           --------------           -----------               ---------
The Savings Bank                           139,446,000              90,723,000                48,723,000
Whitefish                                    6,484,000               4,300,000                 2,184,000
Eureka                                       6,329,000               1,891,000                 4,438,000


Classified Assets and Reserves
Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1,045,000 or .26% of total assets at June 30, 1996, as compared to $314,000, or .08% of total assets, at December 31, 1995.

Non-performing assets continue to remain at a relatively low level.


                                          June 30, 1996                      December 31, 1995
                                         ---------------                     -----------------
Total Reserves for Loan
and Real Estate Owned losses:              $2.1 million                         $2.1 million

Reserves as a percentage
of Total Loans:                                    0.70%                                 .73%

Reserves as a percentage
of Non-performing Assets:                           197%                                 656%

Impaired Loans
The company adopted SFAS No. 114 "Accounting by Creditor for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. As of June 30, 1996, there were no loans considered impaired as measured under SFAS No. 114 criterion. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest
The Minority Interest on the consolidated statement of financial condition represents the minority stockholders' share in the Retained Earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. The Company has extended an offer to each minority stockholder notifying them that the Company would buy their shares at the current book value. As of June 30, 1996, the Company owns 46,900 shares of Whitefish and 46,389 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 93%, respectively.

Results of Operations - The six months ended 6/30/96 compared to the six months ended 6/30/95. The following discussion pertains to the consolidated income for the Company.

Net income increased $426,000, or 16.1 percent, to $3.073 million, or $.92 per share, from $2.647 million, or $.78 per share, for the same period in 1995. Return on average assets and return on beginning equity for the six months was
1.54 percent and 16.27 percent, respectively, up from the 1.52 percent and
15.94 percent for the same period in 1995.

Net Interest Income
Net interest income increased $634,000, or 8.4 percent over the first six months of 1995 reflecting the growth in loans and investments. Total interest income increased $1.785 million or 13.0 percent, while total interest expense increased $1.151 million, or 18.7 percent. The increased interest costs have narrowed the net interest margin ratio; however, the earnings power from the increased earning asset levels has resulted in the significant net interest income increase.

The Company's net interest income is determined by its interest rate spread (i.e., the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at June 30, 1996 and 1995:



                                                                                              June 30,
                                                                                            ------------
For the six months ended:                                                                   1996    1995
                                                                                            ----    ----
     Combined weighted average yield on loans and investments [2]......................    8.28%   8.45%
     Combined weighted average rate paid on interest-bearing deposits and borrowings...    4.56%   4.47%
     Net interest spread...............................................................    3.72%   3.98%
     Net interest margin [3]...........................................................    4.37%   4.69%

___________________

[1] Weighted averages are computed without the effect of compounding daily interest.

[2]  Includes dividends received on capital stock of the Federal Home Loan
     Bank.

[3] The net interest margin (net yield on average interest earning assets) is interest income from loans and investments less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets.

Non-Interest Income
Non-interest income is also up from the prior year, $414,000, or 18.1 percent. Loan fees and service charges on deposit accounts, were the largest contributors to the increase. Loan origination fees are deferred and recognized over the life of the loan, as prescribed by FASB #91. However, origination fees on loans sold are recognized at the time of sale.

Loan Loss Provision
The provision for loan losses is $105,000 less than for the same period in 1995, reflecting the small net charge offs during the past year. For more discussion concerning the reserve for loan losses and related issues, see "Classified Assets and Reserves" above.

Non-Interest Expense
Non-interest expense has also increased during 1996, with the total $481,000 or
9.1 percent greater than the same six months in 1995. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), 53 percent in 1996, and 54 percent in 1995, is substantially better than similar sized bank holding companies which average about 63 percent. Salary and employee benefits have increased $376,000, or 15.3 percent, the result of the expansion of the Billings branch to a full service branch, expansion of banking services to include Saturdays and holidays, other growth related expenses, and normal cost increases. Occupancy and equipment expenses are down $12,000 over the prior year's six months, some of which is the result of lower maintenance costs from using an employee for repairs vs. outside vendors. Other expenses increased $97,000 from 1995, or 5.0%, which are volume related increases in several classifications of expenses.

Tax Expense
Income tax expense increased by $246,000 during the six months ended June 30, 1996, as compared to the same period in the prior year, reflecting the $672,000 increase in pre-tax income during the same period. Effective federal and state tax rates were approximately 39% for each of the six month periods ended June 30, 1996 and 1995.

FDIC BIF/SAIF Assessment
The deposits in the subsidiary banks are insured by the FDIC, with the Savings Bank part of the Savings Association Insurance Fund (SAIF) and Whitefish and Eureka part of the Bank Insurance Fund (BIF). The FDIC has eliminated the BIF premium, for the highest rated banks, which include Whitefish and Eureka, with only a minimum expense fee of $2,000 per year assessed. The SAIF rate remains at $.23 per $100 of deposits, the rate for the Savings Bank. To eliminate disparity in premiums, various proposals have been discussed, including a one-time assessment of $.85 per $100 of deposits as of March 31, 1995, to be paid by SAIF institutions. This would have a negative impact on earnings in the period the assessment would be paid of approximately $753,000 after income tax effects, or $.25 per share, but could result in lower premium assessments similar to those paid by BIF insured institutions in future periods. As of this date, it is uncertain what, if any, action ultimately will be taken by Congress regarding SAIF.

Results of Operations - The three months ended 6/30/96 compared to the three months ended 6/30/95. The following discussion relates to the consolidated income for the Company.

Net income increased $206,000 or 15.0%, to $1.584 million, compared to $1.377 million for 1995. The net earnings per share of $.47 was as 15.4% increase over the $.41 per share, adjusted for the May 23, 1996 10% stock dividend, for the second quarter of 1995. Annualized return on average assets was at 1.57% for each year. By maintaining the return on average assets at the 1.57% level, the sizeable asset growth of $49.625 million, or 13.8%, provided the net income increase. Annualized return on beginning equity increased from 16.06% to 16.53%.

Net Interest Income
Net interest income increased $372,000, or 9.8% over the 1995 quarter, reflecting the growth in loans and investments. Total interest income increased $879,000, a 12.6% increase over 1995. Interest expense increased $507,000, or 16.0%. The increased interest costs have narrowed the net interest margin ratio, however, the earning power from the increased earning asset levels has resulted in the significant net income increase.

Non-Interest Income
Non-interest income is also up from the second quarter of 1995, $165,000, or 13.4%. Loan fees and service charges on deposit amounts, accounted for most of this increase.

Loan Loss Provision
The provision for loan losses was $88,000 less than the amount provided in the second quarter of 1995, reflecting the small net charge offs during the past year. For more discussion concerning the reserve for loan losses and related issues, see "Classified Assets and Reserves" above.

Non-Interest Expense
Non-interest expense increased by $300,000, or 11.4% over the second quarter of 1995. The largest portion of the increase was in compensation and employee benefits which increased $229,000, or 18.7%. Expansion of the Billings loan production office into a full service branch, staffing of the first supermarket branch which opened on July 22, expansion of banking services to include Saturdays and holidays, other growth related staffing additions, plus normal cost increases resulted in these increased costs. The other categories of expense were primarily volume related.

Subsequent Events
On August 9, 1996, Glacier Bancorp, Inc. announced the signing of a definitive agreement to acquire Missoula Bancshares, Inc. of Missoula, Montana, the parent company of First Security Bank of Missoula, a state chartered commercial bank with $110 million in assets.

Under terms of the agreement, Glacier Bancorp, Inc. will issue approximately
1.1 million shares in a transaction which is to be accounted for as a pooling of interests. Based on a price per share of $21.50, Missoula Bancshares's shareholders would receive stock of Glacier Bancorp, Inc. worth approximately $24.0 million. If the average closing price of Glacier Bancorp, Inc. stock for the five days prior to the effective date of the merger remains between $18.81 and $24.19, the exchange ratio will remain fixed. If the average closing price moves outside of these parameters, the parties have the right to renegotiate the terms. The transaction, which is subject to approval by shareholders of both parties, and appropriate regulatory agencies, is expected to close as early as December 31, 1996.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the registrant or it's subsidiaries are a party.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLACIER BANCORP, INC.
                                       ---------------------



August 12, 1996                        By   /s/ Michael J. Blodnick
- ---------------                           --------------------------------
      Date                             Michael J. Blodnick
                                       Executive Vice President/COO



August 12, 1996                        By  /s/ James H. Strosahl
- ---------------                          --------------------------------
      Date                             James H. Strosahl
                                       Senior Vice President/
                                       Chief Financial Officer