Form 10-Q
period 1996-09-30
GLACIER BANCORP INC
filed 1996-11-12
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ____________


COMMISSION FILE    0-18911

                     G L A C I E R   B A N C O R P , I N C.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                                       81-0468393
(State or other jurisdiction of incorporation or organization)                    (IRS Employer Identification No.)


     P.O. Box 27; 202 Main Street, Kalispell, Montana                             59903-0027
           (Address of principal executive offices)                                                                 (Zip Code)

Registrant's telephone number, including area code    (406) 756-4200

                                  N/A
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's common stock outstanding on November 4, 1996, was 3,376,347. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q


                                      Index

                                                                                     Page #
PART I.      FINANCIAL INFORMATION

             Item 1 - Financial Statements

                      Consolidated Statements of Financial Condition -
                      September 30, 1996, December 31, and September 30, 1995.............3

                      Consolidated Statement of Operations -
                      Three and nine months ended September 30, 1996 and 1995.............4

                      Consolidated Statement of Cash Flows -
                      Nine months ended September 30, 1996 and 1995.......................5

                      Notes to Consolidated Financial Statements..........................6

             Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results of Operations ..................10

PART II.      OTHER INFORMATION .........................................................15

SIGNATURES               ................................................................15

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (Unaudited - dollars in thousands)

                                                                   September 3  December 31  September 30,
                                                                       1996        1995        1995
                                                                       ----        ----        ----
ASSETS:
Cash on hand and in banks........................................   $ 14,437      15,367      13,402
Interest bearing cash deposits...................................      2,545         710       4,530
                                                                    --------     -------     -------
  Cash and cash equivalents......................................     16,982      16,077      17,932
                                                                    --------     -------     -------
Investments:
  Investment securities, held-to-maturity........................     10,236       9,366      12,385
  Investment securities, available-for-sale......................     36,576      28,524      23,929
  Mortgaged backed securities, held-to-maturity..................      3,623       3,943      21,493
  Mortgaged backed securities, available-for-sale................     29,313      31,084       7,490
                                                                    --------     -------     -------
       Total Investments.........................................     79,748      72,917      65,297
                                                                    --------     -------     -------
Net loans receivable:
  Real estate loans..............................................    181,932     174,675     172,078
  Commercial Loans...............................................     48,465      49,262      50,358
  Installment and other loans....................................     65,261      57,104      54,065
       Total Loans...............................................    295,658     281,040     276,501
Office properties, equipment and leasehold
  improvements, at cost less accumulated depreciation
  of $4,586, $4,212 and $4,199, at September 30, 1996,
  December 31, 1995 and September 30, 1995, respectively.........      8,062       7,476       7,233
Real estate and other assets owned...............................        168          52          27
Federal Home Loan Bank of Seattle stock, at cost.................      7,901       7,123       6,586
Federal Reserve stock, at cost...................................         90          90          90
Accrued interest receivable......................................      2,544       2,622       2,490
Other assets.....................................................        889         660         603
                                                                    --------     -------     -------
                                                                    $412,042     388,058     376,759
                                                                    ========     =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits (Interest Bearing)......................................   $180,310     171,565     168,293
Demand deposits (Non-Interest Bearing)...........................     31,691      26,268      27,702
Advances from Federal Home Loan Bank of Seattle..................    125,331     120,714     109,551
Securities sold under agreements to repurchase...................     22,982      20,805      25,597
Accrued interest payable.........................................      1,645         479       1,467
Advance payments by borrowers for taxes and insurance............      2,320       1,007       2,165
Current federal and state income taxes...........................          0          87         197
Deferred federal and state income taxes..........................      1,185       2,232       1,734
Accrued expenses and other liabilities...........................      7,248       6,632       3,317
Minority Interest................................................        404         501         551
                                                                    --------     -------     -------
  Total liabilities..............................................    373,116     350,290     340,574
                                                                    --------     -------     -------

Preferred stock, $.01 par value per share,
  7,500,000 shares authorized, none issued.......................          0           0           0
Common stock, $.01 par value per share, 12,500,000 shares
  authorized; 3,374,282, 3,356,191, and 3,361,271 shares
  issued and outstanding at September 30, 1996, December
  31, 1995, and September 30, 1995, respectively (1).............         34          31          31
Paid-in capital..................................................     29,572      22,465      22,435
Retained earnings................................................     11,045      15,411      14,390
Treasury stock at cost...........................................     (1,066)       (874)       (740)
Net unrealized gain (loss) on securities available for sale......       (659)        735          69
                                                                    --------     -------     -------
  Total stockholders' equity.....................................     38,926      37,768      36,185
                                                                    --------     -------     -------
                                                                    $412,042     388,058     376,759
                                                                    ========     =======     =======
  Book value per share...........................................   $  11.54       11.25       10.77
                                                                    ========     =======     =======

(1) Number of shares outstanding adjusted for 10% stock dividend in 1996.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - dollars in thousands except per share data)       Three months ended         Nine months ended
                                                              09/30/96      09/30/9      09/30/96    09/30/95
                                                              --------      -------      --------    --------
INTEREST INCOME:
  interest on real estate loans...........................  $    3,778        3,709        11,148      10,877
  Interest on mortgage backed securities..................         663          556         1,988       1,716
  Interest on commercial, consumer and other loans........       2,611        2,438         7,533       6,754
  Interest and dividends on investments...................         963          759         2,822       1,806
                                                            ----------    ---------     ---------   ---------
        Total interest income.............................       8,015        7,462        23,491      21,153
                                                            ----------    ---------     ---------   ---------
INTEREST EXPENSE:
  Interest on deposits, net of penalties on
      early withdrawals...................................       1,712        1,586         5,053       4,364
  Interest on advances and repurchase agreements..........       2,076        1,905         6,045       5,286
                                                            ----------    ---------     ---------   ---------
        Total interest expense............................       3,788        3,491        11,098       9,650
                                                            ----------    ---------     ---------   ---------
NET INTEREST INCOME.......................................       4,227        3,971        12,393      11,503
  Provision for loan losses...............................         159           43           254         243
                                                            ----------    ---------     ---------   ---------
Net Interest Income after provision for loan losses.......       4,068        3,928        12,139      11,260
                                                            ----------    ---------     ---------   ---------
NON-INTEREST INCOME:
  Loan fees and service charges...........................       1,231        1,067         3,446       2,848
  Gains (Losses) on sale of investments...................          37           (5)           37          (5)
  Other income............................................         160          241           645         746
                                                            ----------    ---------     ---------   ---------
     Total fees and other income..........................       1,428        1,303         4,128       3,589
                                                            ----------    ---------     ---------   ---------
NON-INTEREST EXPENSE:
     Compensation, employee benefits
       and related expenses...............................       1,526        1,321         4,368       3,787
     Occupancy expense....................................         303          280           861         850
     Data processing expense..............................         154          127           432         379
     Other expenses.......................................       2,141          977         4,189       2,929
     Minority interest....................................          13           22            49          64
                                                            ----------    ---------     ---------   ---------
          Total non-interest expense......................       4,137        2,727         9,899       8,009
                                                            ----------    ---------     ---------   ---------
EARNINGS BEFORE INCOME TAXES..............................       1,359        2,504         6,368       6,840

Federal and state income tax expense......................         521          971         2,457       2,661
                                                            ----------    ---------     ---------   ---------
NET EARNINGS..............................................  $      838        1,533         3,911       4,179
                                                            ==========    =========     =========   =========
Earnings per common share (1).............................  $     0.25         0.45          1.16        1.24
Dividends declared per common share (1)...................        0.16         0.14          0.47        0.40
Return on average assets (annualized).....................        0.82%        1.67%         1.30%       1.56%
Return on beginning equity (annualized)...................        8.74%       17.44%        13.81%      16.78%
Weighted average shares outstanding (1)...................   3,365,289    3,358,529     3,360,629   3,369,617

                              GLACIER BANCORP, INC.
                      Consolidated Statements of Cash Flows

                                                                              Nine months ended September 30,
                                 (dollars in thousands)                             1996        1995
                                                                                    ----        ----
OPERATING ACTIVITIES :
  Net Earnings................................................................... $  3,911      4,179
  Adjustments to reconcile Net Earnings to Net
  Cash Provided by Operating Activities:
    Provision for loan and real estate owned losses..............................      254        243
    Depreciation of premises and equipment and
          amortization of purchase premium ......................................      404        584
    Loss (gain) on sale of investments and other real estate owned...............      (37)         5
    Amortization of investment securities premiums, net..........................       20         89
    Net increase (decrease) in deferred income taxes ............................     (136)       306
    Net decrease (increase) in interest receivable...............................       78       (449)
    Net increase in interest payable.............................................    1,166      1,155
    Net increase (decrease) in current income taxes .............................      (87)       197
    Net (increase) decrease in other assets......................................     (229)     1,011
    Net increase (decrease) in other liabilities and minority interest...........      628     (1,700)
    FHLB stock dividends.........................................................     (435)      (289)
                                                                                  --------    -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.................................    5,537      5,331
                                                                                  --------    -------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities and prepayments of investment
      securities available-for-sale.............................................. $ 15,313      8,010
  Purchases of investment securities available-for-sale..........................  (23,880)   (18,942)
  Proceeds from sales, maturities and prepayments of investment
      securities held-to-maturity................................................      443      4,054
  Purchases of investment securities held-to-maturity............................     (995)    (4,000)
  Principal collected on installment and commercial loans........................   47,667     38,914
  Installment and commercial loans originated or acquired........................  (55,318)   (58,860)
  Principal collections on mortgage loans........................................   27,682     23,484
  Mortgage loans originated or acquired..........................................  (54,778)   (40,826)
  Proceeds from sales of loans...................................................   19,876     18,153
  Net proceeds from sales (acquisition) of real estate owned.....................     (116)        84
  Net purchase of FHLB stock.....................................................     (343)      (608)
  Net addition of premises and equipment.........................................     (990)      (788)
  Acquisition of minority interest...............................................     (109)       (14)
                                                                                  --------    -------
       NET CASH USED BY INVESTING ACTIVITIES.....................................  (25,548)   (31,339)
                                                                                  --------    -------
FINANCING ACTIVITIES:
  Net increase in deposits....................................................... $ 14,168     12,954
  Net increase in FHLB advances & other borrowing................................    4,617     27,010
  Net increase in advance payments from borrowers for taxes
    and insurance................................................................    1,313      1,479
  Net increase (decrease) in securities sold under repurchase agreements.........    2,177     (7,455)
  Cash dividends paid to stockholders............................................   (1,567)    (1,342)
  Treasury stock purchased.......................................................     (192)      (580)
  Proceeds from exercise of stock options........................................      400        191
                                                                                  --------    -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES..................................   20,916     32,257
                                                                                  --------    -------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................      905      6,249
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................   16,077     11,683
                                                                                  --------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................... $ 16,982     17,932
                                                                                  ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the periInterest.............................................. $  9,932      8,495
                           Income taxes.......................................... $  2,544      2,464

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1)       Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc's (the "Company") Financial Condition as of September 30, 1996, December 31, and September 30, 1995 and the Results of Operations for the nine and three months ended September 30, 1996 and 1995 and the Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

2)       Organizational Structure:

         The Company is the parent company for four subsidiaries: Glacier Bank (the "Savings Bank"); First National Bank of Whitefish ("Whitefish"); First National Bank of Eureka ("Eureka") and Community First, Inc.
         (CFI). At September 30, 1996, the Company owned 100%, 94%, 93% and 100% of the Savings Bank, Whitefish, Eureka and CFI, respectively. CFI provides full service brokerage services through INVEST Financial Services. The following abbreviated organizational chart illustrates the various relationships:

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

         The weighted average number of shares for the three months ended September 30, 1996 and 1995 (after adjustment for 10% stock dividend) were 3,365,289 shares and 3,358,529 shares, respectively.

5)       Ratios:

         Return on Average Assets (ROAA) was calculated based on the average of the total assets for each month-end in the period. Return on Beginning Equity (ROBE) was calculated based on the Shareholders' Equity (Capital) at the beginning of each period presented.

6)       Cash Dividend Declared:

         On September 25, 1996, the Board of Directors declared a $.16 per share quarterly cash dividend to stockholders of record on October 15, 1996, payable on October 24, 1996.

7)       Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                 Investment Securities as of September 30, 1996

                                                     Amortized       Gross Unrealized          Estimated
              (dollars in thousands)                    Cost      Gains             Losses    Fair Value
                                                        ----      -----             ------    ----------
Held to Maturity:
U.S. Government and Federal Agencies                  $ 7,978         8               (231)      7,755
State, Local Government and other issues                2,258        44                 (4)      2,298
Mortgage-backed securities                              3,623         0                (51)      3,572
                                                      -------     -----             ------      ------
     Total Held to Maturity Securities                $13,859        52               (286)     13,625
                                                      =======     =====             ======      ======
Available for Sale:
U.S. Government and Federal Agencies                  $14,388        13               (500)     13,901
State, Local Government and other issues                8,397        38                (79)      8,356
Mortgage-backed securities                             29,339       402               (428)     29,313
Real Estate Mortgage Investment Conduit                14,869         0               (550)     14,319
                                                      -------     -----             ------      ------
     Total Available for Sale securities              $66,993       453             (1,557)     65,889
                                                      =======     =====             ======      ======

                  Investment Securities as of December 31, 1995

                                                     Amortized       Gross Unrealized          Estimated
              (dollars in thousands)                    Cost      Gains             Losses    Fair Value
                                                        ----      -----             ------    ----------
Held to Maturity:
U.S. Government and Federal Agencies                  $ 7,973       156                  0       8,129
State, Local Government and other issues                1,393        65                 (1)      1,457
Mortgage-backed securities                              3,943        11                  0       3,954
                                                      -------     -----             ------      ------
     Total Held to Maturity Securities                $13,309       232                 (1)     13,540
                                                      =======     =====             ======      ======
Available for Sale:
U.S. Government and Federal Agencies                  $20,541       211                 (7)     20,745
State, Local Government and other issues                5,535       186               (116)      5,605
Mortgage-backed securities                             30,157       990                (63)     31,084
Real Estate Mortgage Investment Conduit                 2,174         7                 (7)      2,174
                                                      -------     -----             ------      ------
     Total Available for Sale securities              $58,407     1,394               (193)     59,608
                                                      =======     =====             ======      ======

8)       Consolidated Statements of Cash Flows:

         Cash equivalents include demand deposits at other financial institutions and short term certificates of deposit.

9)       Regulatory Capital Requirements -

         The following chart illustrates the compliance by the Savings Bank with currently applicable regulatory capital requirements at September 30, 1996 (in thousands except percentages):

                                        ACTUAL     REQUIREMENT    EXCESS
                                        ------     -----------    ------
TANGIBLE CAPITAL:
        $ AMOUNT                       $30,941      $5,264        $25,677
        % OF TANGIBLE ASSETS               8.8%        1.5%           7.3%
CORE CAPITAL:
        $ AMOUNT                       $30,941     $10,529        $20,412
        % OF TANGIBLE ASSETS               8.8%        3.0%           5.8%
RISK-BASED CAPITAL:
        $ AMOUNT                       $32,370     $14,631        $17,739
        % OF RISK-WEIGHTED ASSETS         17.7%        8.0%           9.7%

         Each of the two Banks (Whitefish and Eureka) also have similar specific capital standards which they must meet. At both December 31, 1995 and September 30, 1996, both Banks met, without exception, all regulatory capital standards.

         The Office of Thrift Supervision (OTS) has adopted, but postponed implementation until further notice, an additional capital component requirement based upon an institution's exposure to losses from changes in market interest rates (interest rate risk). This additional capital requirement is equal to 50% of the estimated decline in market value of an institution's portfolio equity after an instantaneous 200 basis points increase or decrease (whichever results in the larger decrease) in market interest rates. The market value of portfolio equity represents the net present value of an institution's assets, liabilities and any off balance sheet items. This net present value is calculated by OTS based upon information submitted in quarterly reports and using discount rates derived from rates paid and received on various financial instruments. The requirement provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based on interest rate risk exposure calculations as provided by the OTS for the period ended June 30, 1996, the most recent date such information is available from the OTS, the Savings Bank would be subject to a $1,980,000 deduction under this requirement. As illustrated in the above chart, the Savings Bank's capital levels are high enough to absorb this risk.

         Qualified Thrift Lender - In order to avoid certain restrictions on their operations, all savings associations are required to meet a Qualified Thrift Lender ("QTL") test. The regulations require that institutions maintain a percentage of qualifying lending activity of at least 65% as measured monthly. The Savings Bank reported on its September 30, 1996 Thrift Financial Report QTL ratios of 81%, 81%, and 81% for July, August and September 1996.

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

         The Company's adoption of the statements did not have a material impact on the Company's financial position or results of operations. During 1995 and the first nine months of 1996, the amount of impaired loans was not material.


         Mortgage Servicing Rights

         On May 6, 1995 SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65 was issued. Under SFAS No. 122 mortgage servicing rights are recognized as an asset regardless of whether the servicing rights are acquired or originated and retained. Additionally, SFAS No. 122 requires mortgage servicing rights assets be assessed for impairment based on the fair value of the mortgage servicing rights. The Statement provides for adoption as of the beginning of the reporting period on a prospective basis, and was adopted by the Company effective January 1, 1995. As of September 30, 1996, the carrying value of originated servicing rights was $342,090. There was no material impairment of value at September 30, 1996.

         Impairment of Assets

         As of January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of-Long- Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The determination of whether an asset is impaired is based on undiscounted cash flows. An impairment, if any, is measured based on the fair value of the asset, if readily determinable. Otherwise, impairment would be measured based on the present value of the expected future net cash flows calculated using either a market interest rate or the entity's incremental borrowing rate. As of September 30, 1996, there are no assets that are considered impaired.

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

11) Stock Repurchase - In 1995, the Board of Directors authorized the repurchase of up to 5% of the Company's shares outstanding. As of April 4, 1996, the last date shares were acquired, 57,260 shares, or approximately 1.7% of outstanding shares had been acquired. The Board of Directors terminated the repurchase authorization on August 9, 1996.

12) Pending Acquisition - On August 9, 1996, the Board of Directors of Glacier Bancorp, Inc. and Missoula Bancshares, the parent company of the First Security Bank of Missoula, Montana, approved a definitive agreement for Glacier Bancorp, Inc. to acquire Missoula Bancorp, Inc. in a stock transaction to be accounted for as a pooling of interests. Following the merger, First Security Bank will be operated as a subsidiary of Glacier Bancorp, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1995 to September 30, 1996.

At September 30, 1996, total consolidated assets increased by $23,985,000, or 6.18%, over the December 31, 1995 level. This increase was primarily in loan growth of $14,618,000, or 5.20%, and investments of $6,831,000, or 9.37%.

Real Estate loans increased $7.3 million during the period, commercial loans declined $.8 million, and Consumer loans increased $8.2 million.

Loans sold to the secondary market amounted to $19.9 million and $18.2 million during the first nine months of 1996 and 1995, respectively.

The amount of loans serviced for others on September 30, 1996 was $65.6 million.

Total deposits increased nearly $14.2 million, with $8.7 million of the increase occurring in interest bearing deposits. Non-interest bearing deposits were $5.4 million over the December 31, 1995 level, an increase of $20.6%. Advances from the Federal Home Loan Bank ("FHLB") were up $4.6 million from year end, and securities sold under repurchase agreements increased $2.2 million.

The OTS' minimum average liquidity requirement for the Savings Bank is 5.0%. For the three months ended September 30, 1996, the Savings Bank's liquidity percentage averaged 5.6%. The Savings Bank's principal source of funds are generated by deposits, payments on loans and securities, short and long term borrowings and net income. If there should ever be insufficient funds derived from these areas, the Savings Bank may borrow additional amounts from the FHLB, subject to regulatory limits.

All three institutions are members of the FHLB at September 30, 1996. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of September 30, 1996:

                            Available line          Amount used           Available
                            --------------          -----------           ---------
The Savings Bank            140,188,000             96,537,000            43,651,000
Whitefish                     6,465,000              4,300,000             2,165,000
Eureka                        6,695,000              1,881,000             4,814,000

Classified Assets and Reserves
Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1,203,000 or .41% of total loans at September 30, 1996, as compared to $314,000, or .11% of total loans, at December 31, 1995.

Although non-performing assets have increased, the ratio remains well below the average of the Company's peer group which was .93% at June 30, 1996, the latest available data.

                                               September 30, 1996               December 31, 1995
                                               --------------------             -----------------
Total Reserves for Loan
and Real Estate Owned losses:                   $2.1 million                      $2.1 million

Reserves as a percentage
of Total Loans:                                 0.70%                                     .73%

Reserves as a percentage
of Non-performing Assets:                       173%                                      656%

Impaired Loans
The company adopted SFAS No. 114 "Accounting by Creditor for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. As of September 30, 1996, there were no loans considered impaired as measured under SFAS No. 114 criterion. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest
The Minority Interest on the consolidated statement of financial condition represents the minority stockholders' share in the Retained Earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. The Company has extended an offer to each minority stockholder notifying them that the Company would buy their shares at the current book value. As of September 30, 1996, the Company owns 46,900 shares of Whitefish and 46,389 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 93%, respectively.

Branch Approvals
Approvals have been received from the Office of Thrift Supervision for a supermarket office in Hamilton, and for a stand alone office in Thompson Falls, both of which are located in western Montana. The Hamilton office is expected to open in late November.

Results of Operations - The three months ended 9/30/96 compared to the three months ended 9/30/95. The following discussion relates to the consolidated income for the Company.

Net income decreased to $838 thousand, or $.25 per share, compared with $1,533 million, or $.45 per share, for the third quarter of 1995. 1996 earnings were impacted by a one-time assessment to recapitalize the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), and merger related expenses, resulted in net earnings reduction of $658 thousand, or $.19 per share. Earnings, exclusive of the SAIF assessment and merger expenses, decreased $37 thousand or 2.4 percent of net income, and 2.6 percent of per share earnings from the very strong third quarter of 1995. The cash dividend, adjusted for the 10 percent stock dividend paid in May 1996, was increased from $.14 to $.16 per share, a 14.3 percent increase over the third quarter of 1995. Return on average assets and return on beginning equity were .82 percent and 8.74 percent, respectively, compared with returns of 1.67 percent and 17.44 percent for the third quarter of 1995. Return on average assets and return on beginning equity, exclusive of the SAIF and merger expenses, were 1.46 percent and 15.61 percent, respectively. Total assets have increased $38.284 million, or 9.4 percent, and stockholders' equity increased $2.741 million, or 7.6 percent, over the third quarter of 1995.

Net Interest Income
Net interest income was $4.227 million, an increase of $256 thousand, or 6.4 percent, over the same quarter in 1995, primarily the result of higher net earning assets. Loan balances grew $19.157 million from a year earlier, or 6.9 percent, with consumer loans leading the way with $11.196 million, or 20.7 percent, followed by real estate loans at $9.854 million, or 5.7 percent. Total investments, including mortgage backed securities, increased $14.451 million, or 22.1% from September 30, 1995, the result of a strategy to better utilize capital in excess of loan growth requirements. The capital level was 9.4% of assets at September 30, 1996.

Loan Loss Provision and Non-Performing Assets
The third quarter provision for loan losses was $159 thousand, up from $43 thousand during the same quarter in 1995. Although non-performing assets have increased from the very low September 30, 1995 level of .17 percent of loans, to
 .41 percent of loans at September 30, 1996, the ratio remains well below the average of the Company's Peer group which was .93 percent at June 30, 1996, the last available data. The reserve for loan losses was 173 percent of non-performing assets as of September 30, 1996.

Non-Interest Income
Non-interest income increased $125 thousand, or 9.6 percent over the third quarter of 1995. Loan fees and service charges on deposit accounts were up $164 thousand, while other income was down $81 thousand, attributed to a reduction in insurance income.

Non-Interest Expense
Non-interest expense increased by $1.410 million or 51.7 percent, over the third quarter of 1995. The SAIF assessment of $947 thousand was the largest portion of the increase, while merger related expenses added $114 thousand to the increase. Without the SAIF assessment and the merger expenses, non-interest expenses increased $349 thousand, or 12.8 percent. The largest portion of the increase from operations was in compensation and employee benefits which increased $205 thousand, or 15.5 percent. Expansion of the Billings loan production office into a full service branch, staffing of the first supermarket branch which opened in Billings in July, expansion of banking services to include Saturdays and holidays, other growth related staffing additions, plus normal cost increases resulted in these increased costs.

Results of Operations - The nine months ended 9/30/96 compared to the nine months ended 9/30/95. The following discussion pertains to the consolidated income for the Company.

Year to date net income decreased $268 thousand, or 6.4 percent, to $3.911 million, or $1.16 per share, from $4.179 million, or $1.24 per share, a 6.4 percent per share decrease from the same period in 1995. Return on average assets and return on beginning equity was 1.30 percent and 13.81 percent, respectively, down from 1.56 percent and 16.78 percent for 1995. Total assets have increased $23.985 million, or 6.2 percent from December 31, 1995, while stockholders' equity increased $1.158, or 3.1 percent. Equity growth was curtailed by net unrealized losses on available for sale securities. Exclusive of the SAIF and merger expenses, net income increased $390 thousand, or 9.3 percent, to $4.569 million, or $1.36 per share. Return on average assets, and return on beginning equity were 1.52 percent, and 16.13 percent, respectively.

Net Interest Income
Net interest income increased $890 thousand, or 7.7 percent, over the first nine months of 1995, reflecting the growth in loans and investments. Total interest income increased $2.338 million, or 11.0 percent, while total interest expense increased $1.448 million, or 15.0 percent. The increased interest expense has narrowed the net interest margin ratio, however, the earnings power from the increased earning asset levels has resulted in the significant net interest income increase.

The Company's net interest income is determined by its interest rate spread (i.e., the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at September 30, 1996 and 1995:

                                                                                            September 30, [1]
FOR THE NINE MONTHS ENDED:                                                                   1996      1995
                                                                                             ----      ----
     Combined weighted average yield on loans and investments [2].........................  8.30%       8.49%
     Combined weighted average rate paid on interest-bearing deposits and borrowings......  4.56%       4.53%
     Net interest spread..................................................................  3.74%       3.96%
     Net interest margin [3]..............................................................  4.36%       4.60%

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

Non-Interest Income
Non-interest income is also up from the prior year, $539,000, or 15.0 percent. Loan fees and service charges on deposit accounts increased by $598,000. Loan origination fees are deferred and recognized over the life of the loan, as prescribed by FASB #91. However, origination fees on loans sold are recognized at the time of sale.

Non-Interest Expense
Non-interest expense has also increased during 1996, with the total $1.890 million, or 23.6 percent greater that the same nine months in 1995. Without the SAIF assessment and merger expenses, the increase was $829 thousand, or 10.3 percent. Compensation, employee benefits and related expenses increased $581 thousand, or 15.3 percent from the first nine months of 1995 the result of establishing the full-service branch in Billings, expansion of banking services to include Saturdays and some holidays, opening of the supermarket branch in Billings in July, other growth related expenses, and normal cost increases. The number of full time equivalent employees has increased from 155.5 at September 30, 1995, to 178.5 at September 30, 1996, an increase of 23, or 14.8 percent. The opening of new branches results in higher costs which are not offset with increased revenues until a certain level of growth in loans and deposits is achieved. Thus, initially new branches have an adverse effect on results of operations until earnings grow to cover the increased overhead. The remainder of the increased expense is comprised of small increases in several classifications of expense.

Tax Expense
Income tax expense decreased by $204,000 during the nine months ended September 30, 1996, as compared to the same period in the prior year, reflecting the $472,000 decrease in pre-tax income during the same period. Effective federal and state tax rates were approximately 39% for each of the nine month periods ended September 30, 1996 and 1995.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8-K dated August 9, 1996 announcing the signing of a definitive agreement to acquire Missoula Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GLACIER BANCORP, INC.



November 14, 1996                 By /s/ Michael J. Blodnick
-------------------                 -------------------------------------------
      Date                        Michael J. Blodnick
                                  Executive Vice President/COO



November 14, 1996                 By /s/ James H. Strosahl
-------------------                 -------------------------------------------
      Date                        James H. Strosahl
                                  Senior Vice President/Chief Financial Officer