Form 10-K405
period 1996-12-31
GLACIER BANCORP INC
filed 1997-03-31
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended December 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            COMMISSION FILE 000-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                               81-0468393
(State or other jurisdiction of incorporation or organization)        (IRS employer Identification No.)
P.O. Box 27; 202 Main Street, Kalispell, Montana 59903-0027
(Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 406-756-4200

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, there were issued and outstanding 4,532,437 shares of the Registrant's Common Stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 21, 1997, was $107,645,379.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1996 (only portions of which are incorporated by reference).

Part III of Form 10-K - The definitive Proxy statement filed with the Securities and Exchange Commission in connection with Registrant's Annual Meeting of Stockholders to be held on April 23, 1997 (only portions of which are incorporated by reference).

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 1996
                                TABLE OF CONTENTS


                                                                                                                           Page
                                                                                                                           ----
                                                                PART I
Item 1.           Business                                                                                                    3
Item 2.           Properties                                                                                                 37
Item 3.           Legal Proceedings                                                                                          38
Item 4.           Submission of Matter to a Vote of Security Holders                                                         38

                                                                PART II

Item 5.           Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                                                              38
Item 6.           Selected Financial Data                                                                                    38
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                                      38
Item 8.           Financial Statements and Supplementary Data                                                                39
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                                      39

                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant                                                         39
Item 11.          Executive Compensation                                                                                     39
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                                                                           39
Item 13.          Certain Relationships and Related Transactions                                                             39

                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                                                      39

                                     PART I

Item 1.  Business
                                   BACKGROUND

Glacier Bancorp, Inc. Kalispell, Montana (the "Company") is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB ("Savings Bank") into a bank holding company.

In addition to the Savings Bank, Glacier is also the parent holding company of First National Bank of Eureka ("Eureka") and Glacier National Bank, Whitefish, Montana ("GNB"), formerly First National Bank of Whitefish ("Whitefish"), owning approximately 93% and 94%, respectively, of the outstanding stock of Eureka and GNB (collectively referred to as the "National Banks"). Glacier has an open offer to all minority shareholders of the National Banks to acquire their shares of Eureka and GNB at the then current book value. Effective March 14, 1997, Whitefish acquired certain of the assets and the liabilities of the Whitefish branch of Savings Bank and changed its name to "Glacier National Bank". Concurrent with the closing of this acquisition, the Whitefish branch of Savings Bank was closed.

As of December 31, 1996, Whitefish and Eureka had assets of $35 million and $25 million, respectively.

On December 31, 1996, the Company completed its acquisition of 100% of the outstanding stock of the First Security Bank of Missoula ("First Security"), through an exchange of stock with Missoula Bancshares, Inc., ("Bancshares") the parent company of First Security, shareholders. Bancshares merged out of existence and First Security became a direct subsidiary of Glacier. Total assets of First Security on December 31, 1996 were approximately $120 million.

The Savings Bank is a federally-chartered savings bank. It began operations in 1955 and converted from a savings and loan association to a savings bank in 1983, and from a mutual form of ownership to a stock form in 1984. The Savings Bank's savings and checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Savings Bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System. The Savings Bank is subject to regulation and examination by the OTS.

The Savings Bank's main office is located at 202 Main Street, Kalispell, MT, 59901 and its telephone number is (406) 756-4200. See "Item 2. Properties."

GNB's address is 319 2nd Street, Whitefish, MT, 59937 (406) 862-3535, Eureka's address is 222 Dewey Ave, Eureka, MT 59917 (406) 296-2521, and First Security's address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115.

The business of the Company's subsidiaries (collectively referred to hereafter as "Banks") consists primarily of attracting deposit accounts from the general public and originating residential, installment and other loans. The Bank's principal sources of income are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. Its principal expenses are interest on deposits, FHLB advances, and repurchase agreements, as well as general and administrative expenses.

The Company provides full service brokerage services through INVEST Financial Services, an unrelated brokerage firm, through Community First Inc., a wholly owned subsidiary, maintained for this purpose.

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships:


                                     Glacier
                                  Bancorp, Inc.
                            (Parent Holding Company)


              Glacier                             First Security Bank
                Bank                                  OF Missoula
           (Savings Bank)                          (Commercial bank)


          Community First                         First National Bank
                Inc,                                  of Whitefish
        (Brokerage services)                       (Commercial bank)


                                                  First National Bank
                                                       of Eureka
                                                   (Commercial bank)

The First Security Bank of Missoula was acquired on December 31, 1996 through an exchange of stock with Missoula Bancshares, Inc., formerly the parent company of First Security Bank. The pooling of interests accounting method is being used for this merger transaction. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented.



                                   MARKET AREA

The Company historically has specialized in serving the savings and mortgage loan needs of the retail financial services market. Since 1981 the Company has emphasized transaction accounts, including non-interest bearing checking accounts and consumer lending. In recent years commercial loans and related deposits have received increased attention, rounding out the mix of products offered.

The Company's primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln, and Glacier; the west central Montana counties of Missoula and Ravalli, and the community of Billings in south central Montana. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. The Savings Bank has its home office and branch offices in Kalispell, Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Cut Bank (the county seat of Glacier County), Hamilton (the county seat of Ravalli County), and Billings (the county seat of Yellowstone County). First Security's main office and two branch locations are in Missoula (the county seat of Missoula County). GNB and Eureka are located in Whitefish, Montana and Eureka, Montana, respectively; each have one office.

This northwest Montana area has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, mining, energy exploration and production, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, Flathead Lake, the largest natural body of fresh water west of the Mississippi River, along with many other smaller lakes, and the Bob Marshall Wilderness Area, which provides summer and off-season hunting and fishing opportunities.

Transportation to the area is furnished year round by Amtrack rail service to Whitefish and air service to Glacier International Airport.

Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service.


                                   COMPETITION

The Savings Bank and National Banks comprise the largest financial institution group in terms of total assets in the four county area of northwest Montana, and have approximately 20% of the total deposits in this area. The Billings branches are located in both the most populous city and county of Montana. One of the Billings branches was converted from a mortgage origination office to a full-service branch in April 1995. The supermarket branch opened in July 1996. First Security has approximately 11% of the total deposits in Missoula County.

Under Montana's existing branch banking law, commercial banks, unlike federal thrift institutions such as the Savings Bank, are not permitted to branch, except in a community that does not have a financial institution. A Montana bank holding company may control more than one bank and convert individual banks to branches. Interstate banking is allowed with certain restrictions. Out-of-state bank holding companies, headquartered in the Ninth Federal Reserve District, or in neighboring states, can purchase (not branch) Montana banks. Montana banks can also purchase banks in neighboring states. President Clinton signed, and made effective September 29, 1994, the Interstate Banking and Branching Efficiency Act of 1994 which allows bank holding companies to acquire banks in any state. States may chose not to allow Interstate branching under this act, which is effective June 1, 1997. The Montana Legislature in its 1997 session has passed legislation to "opt out" of permitting mergers with banks in other states. For further information see "Regulation of the Company" - "Recent Legislation".

There are 30 depository institutions including savings banks, commercial banks and credit unions with offices in the area. No bank holding company has more than two banks in the four county area, and the one other thrift institution has only one office. There are 13 credit unions and 18 banks in the area.

The Banks, like other depository institutions, are operating in a rapidly changing environment. Non-depository financial service institutions, primarily in the securities and insurance industries, have become competitors for retail savings and investment funds. Mortgage banking/brokerage firms are actively competing for residential mortgage business. On the other hand, removal of regulatory restrictions has enabled the Savings Bank to enter the highly competitive consumer lending business as well as the specialized commercial loan market.

In addition to offering competitive interest rates, the principal methods used by banking institutions to attract deposits include the offering of a variety of services and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

AVERAGE BALANCE SHEET

The following table sets forth for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin:




AVERAGE BALANCE SHEET                                        For the year ended 12-31-96          For the year ended 12-31-95
  (Dollars in Thousands)                                               Interest       Average              Interest      Average
                                                         Average          and         Yield/    Average       and         Yield/
                                                         Balance       Dividends       Rate     Balance    Dividends       Rate
                                                         -------       ---------       ----     -------    ---------       ----
ASSETS:
  Real Estate Loans                                      $195,215       15,962        8.18%     $188,461     16,095        8.54%
  Commercial Loans                                         89,266        9,008       10.09%       76,183      8,284       10.87%
  Installment and Other Loans                              84,719        8,374        9.88%       72,145      6,436        8.92%
                                                         --------      -------       -----      --------     ------       -----
     Total Loans                                          369,200       33,344        9.03%      336,789     30,815        9.15%
                                                                       -------       -----                   ------       -----
  Mortgage-Backed Securities                               44,260        3,236        7.31%       30,769      2,310        7.51%
  Investment Securities                                    68,433        4,568        6.68%       55,556      3,727        6.71%
                                                         --------      -------       -----      --------     ------       -----
     Total Earning Assets                                 481,893       41,148        8.54%      423,114     36,852        8.71%
                                                                       -------       -----                   ------       -----
  Non-Earning Assets                                       38,418                                 32,959
                                                         --------                               --------
     TOTAL ASSETS                                        $520,311                               $456,073
                                                         ========                               ========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                                             58,860        1,184        2.01%       55,000      1,074        1.95%
  Savings Acounts                                          38,797        1,328        3.42%       41,051      1,197        2.92%
  Money Market Demand Accounts                             50,701        2,159        4.26%       41,419      1,667        4.02%
  Certificates of Deposit                                 101,559        5,601        5.51%       85,368      4,681        5.48%
  FHLB Advances                                           127,300        7,302        5.74%      102,986      6,041        5.87%
  Other Borrowings and Repurchase Agreements               23,197          982        4.23%       26,182      1,409        5.38%
                                                         --------      -------       -----      --------     ------       -----
    Total Interest Bearing Liabilities                    400,414       18,556        4.63%      352,006     16,069        4.56%
                                                                       -------       -----                   ------       -----
  Non-interest Bearing Deposits                            58,289                                 50,815
  Other Liabilities                                        12,603                                 10,088
                                                         --------                               --------
     Total Liabilities                                    471,306                                412,909
                                                         --------                               --------
  Common Stock                                                 43                                     42
  Paid-in Capital                                          32,469                                 24,710
  Retained Earnings                                        17,569                                 18,928
  Treasury stock                                           (1,006)                                  (531)
  Net unrealized gains and losses on AFS securities           (70)                                    15
                                                         --------                               --------
     Total Stockholders' Equity                            49,005                                 43,164
                                                         --------                               --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $520,311                               $456,073
                                                         ========                               ========
Net Interest Income                                                    $22,592                              $20,783
                                                                       =======                              =======
Net Interest Spread                                                                   3.90%                                4.14%
Net Interest Margin on average earning assets                                         4.69%                                4.56%
Return on Average Assets (1)                                                          1.43%                                1.74%
Return on Average Equity (2)                                                         15.15%                               18.48%
Dividend Payout Ratio (3)                                                            38.18%                               31.64%
Equity to Assets Ratio (4)                                                            9.42%                                9.46%




AVERAGE BALANCE SHEET                                    For the year ended 12-31-94
  (Dollars in Thousands)                                           Interest      Average
                                                      Average        and          Yield/
                                                       Balance     Dividends       Rate
                                                       -------     ---------       ----
ASSETS:
  Real Estate Loans                                    172,894      13,621        7.88%
  Commercial Loans                                      67,517       5,911        8.75%
  Installment and Other Loans                           48,950       4,986       10.19%
                                                      --------      ------       -----
     Total Loans                                       289,361      24,518        8.47%
                                                                    ------       -----
  Mortgage-Backed Securities                            26,252       2,018        7.69%
  Investment Securities                                 50,449       2,825        5.60%
                                                      --------      ------       -----
     Total Earning Assets                              366,062      29,361        8.02%
                                                                    ------       -----
  Non-Earning Assets                                    28,715
                                                      --------
     TOTAL ASSETS                                     $394,777
                                                      ========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                                          52,875       1,039        1.97%
  Savings Acounts                                       44,714       1,247        2.79%
  Money Market Demand Accounts                          40,251       1,259        3.13%
  Certificates of Deposit                               72,492       3,302        4.55%
  FHLB Advances                                         67,434       3,811        5.65%
  Other Borrowings and Repurchase Agreements            24,027         838        3.49%
                                                      --------      ------       -----
    Total Interest Bearing Liabilities                 301,793      11,496        3.81%
                                                                    ------       -----
  Non-interest Bearing Deposits                         46,454
  Other Liabilities                                      9,112
                                                      --------
     Total Liabilities                                 357,359
                                                      --------
  Common Stock                                              42
  Paid-in Capital                                       19,419
  Retained Earnings                                     18,153
  Treasury stock                                           (32)
  Net unrealized gains and losses on AFS securities       (164)
                                                      --------
     Total Stockholders' Equity                         37,418
                                                      --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $394,777
                                                      ========
Net Interest Income                                                $17,865
                                                                   =======
Net Interest Spread                                                               4.21%
Net Interest Margin on average earning assets                                     4.53%
Return on Average Assets (1)                                                      1.75%
Return on Average Equity (2)                                                     18.41%
Dividend Payout Ratio (3)                                                        32.03%
Equity to Assets Ratio (4)                                                        9.48%



(1)  Net Income divided by Average Total Assets
(2)  Net Income divided by Average Equity
(3)  Dividends Declared per Share divided by Net Income per Share
(4) Average Equity divided by Average Total Assets Note: Averages are based on quarter-end balances, using 5 quarters.

RATE/VOLUME ANALYSIS

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense which are the components of net interest income, are shown in the following table on the basis of the amount of any increases or (decreases) attributable to changes in the dollar levels of the Company's interest-earning assets and interest-bearing liabilities ("Volume") and the yields earned and rates paid on such assets and liabilities ("Rate"):


RATE/VOLUME ANALYSIS
(Dollars in Thousands)


                                    Years ended December 31,       Years ended December 31,             Years ended December 31,
                                          1996 vs 1995                  1995 vs 1994                          1994 vs 1993
                                        Increase due to:          Increase (Decrease) due to:         Increase (Decrease) due to:
                                   Volume    Rate        Net      Volume       Rate        Net        Volume      Rate         Net
                                   ------    ----        ---      ------       ----        ---        ------      ----         ---
Interest Income:
  Real Estate Loans                 $755     ($888)     ($133)    $1,282     $1,192      $2,474       $1,827     ($732)     $1,095
  Commercial Loans                 1,244      (520)       724        822      1,551       2,373          936       588       1,524
  Consumer and Other Loans         1,198       740      1,938      1,967       (517)      1,450          868      (148)        720
  Mortgage-backed Securities         986       (60)       926        338        (46)        292         (269)      (92)       (361)
  Investment Securities              858       (17)       841        305        597         902          354      (405)        (51)
                                  ------     -----     ------     ------     ------      ------       ------     -----      ------
       Total Interest Income      $5,041     ($745)    $4,296     $4,714     $2,777      $7,491       $3,716     ($789)     $2,927
                                  ------     -----     ------     ------     ------      ------       ------     -----      ------
Interest Expense:
  NOW Accounts                       $77       $34       $111        $47       ($12)        $35         $150     ($225)       ($75)
  Savings Accounts                   (66)       28        (38)      (116)        66         (50)          69       (50)         19
  Money Market Demand Accounts       386       103        489         38        370         408           80       (40)         40
  Certificates of Deposit          1,060        31      1,091        641        738       1,379         (169)     (243)       (412)
  FHLB Advances                    1,392      (131)     1,261      2,077        153       2,230        1,259      (255)      1,004
  Other Borrowings and
     Repurchase Agreements          (149)     (278)      (427)        81        490         571          170        37         207
                                  ------     -----     ------     ------     ------      ------       ------     -----      ------
       Total Interest Expense     $2,700     ($213)    $2,487     $2,768     $1,805      $4,573       $1,559     ($776)       $783
                                  ------     -----     ------     ------     ------      ------       ------     -----      ------
Net Interest Income               $2,341     ($532)    $1,809     $1,946     $  972      $2,918       $2,157      ($13)     $2,144
                                  ======     =====     ======     ======     ======      ======       ======     =====      ======


The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

Net interest income increased $1.809 million in 1996 over 1995. The increase was due to increases in volumes.

Interest rates have increased during 1996, with long term rates somewhat higher than short term rate levels. Short-term rates are approximately the same levels as at December 31, 1995. Long terms rates have increased slightly with the spread in basis points approximately 77 at December 31, 1996 between the 30 year bond and the 2 year treasury note. This relatively small spread, and low rates, may result in a reduction in interest income as assets mature or reprice at lower rate levels. Pages 29 and 30 of the Management's Discussion and Analysis
section in the Company's Annual Report to Stockholders for the year ended December 31, 1996 contain more information concerning interest rate spreads.

                            INVESTMENT ACTIVITIES

The Savings Bank is required to maintain a daily average balance of liquid assets (cash, certain time deposits, bankers' acceptances, investment grade corporate debt obligations and commercial paper, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings ("liquidity base"). This liquidity requirement is set by the OTS at 5.0%. Short-term liquid assets currently must constitute 1.0% of the liquidity base. Monetary penalties may be imposed for failure to meet monthly liquidity requirements. Liquidity requirements were met in 1996. It has generally been the Company's policy to maintain a liquidity portfolio only slightly above federal regulatory requirements, because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

There has been no active trading in the Company's investment portfolios during 1996. Investment securities are generally held to maturity and carried at cost plus or minus any unamortized premium or discount. Those securities classified as available for sale are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity. Refer to footnote 3 in the Annual Report to Stockholders for the year ended December 31, 1996 for more detailed information. During 1996, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 31.28% in calculating the tax equivalent yield. Approximately $18 million of the investment portfolio is comprised of tax exempt investments. The following table sets forth the maturities and weighted average tax equivalent yields of the debt securities in the Company's investments as of December 31, 1996:



INVESTMENT PORTFOLIO - VALUES AND YIELDS
(Dollars in thousands)

At December 31, 1996:

                                   U.S. Government and   State, Local, and  Mortgage-backed
                                     Federal Agencies      Other Issues         and REMIC   Equity Securities       Total
                                   -------------------   -----------------  --------------- -----------------   --------------
                                     Book                 Book               Book             Book              Book
                                     Value      Yield     Value    Yield     Value    Yield   Value   Yield     Value    Yield
                                     -----      -----     -----    -----     -----    -----   -----   -----     -----    -----
Maturity dates:
Less than 1 year                    $10,977     5.68%      $506    7.08%    $1,372    5.92%   $250     7.90%   $13,105   5.80%
After 1 year through 5 years          9,177     5.94%     1,356    8.65%     2,929    6.45%    247     6.88%    13,709   6.33%
After 5 years through 10 years        7,203     7.30%       585    8.07%     2,758    7.18%      0     0.00%    10,546   7.31%
After 10 years                       13,094     7.17%    15,768    8.42%    38,989    7.52%    300     2.50%    68,151   7.64%
                                    -------     ----    -------    ----    -------    ----    ----     ----   --------   ----
TOTAL                               $40,451     6.51%   $18,215    8.39%   $46,048    7.38%   $797     5.55%  $105,511   7.21%
                                    =======     ====    =======    ====    =======    ====    ====     ====   ========   ====

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings."

For additional information, see Notes 1 and 3 to the Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended December 31, 1996.

                                LENDING ACTIVITY

General

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, credit card, etc.), and 3) commercial lending that concentrates on targeted businesses (1991 saw the development of a Commercial Loan Department at the Savings Bank). The Management's Discussion & Analysis in the Annual Report to Stockholders for the year ended December 31, 1996, and footnote 4 of the Consolidated Financial Statements, contain more information about the lending portfolio.

Loan Portfolio Composition

The following table sets forth information summarizing the composition of the Company's loan portfolio by type of loan:

LOAN PORTFOLIO COMPOSITION
(Dollars in Thousands)

                                     At                  At                  At                   At                   At
                                  12/31/96            12/31/95            12/31/94             12/31/93             12/31/92
                              Amount   Percent    Amount    Percent   Amount     Percent   Amount     Percent   Amount     Percent
                              ------   -------    ------    -------   ------     -------   ------     -------   ------     -------
TYPE OF LOAN
Real Estate Loans:
     Residential first
       mortgage loans        $160,116   41.41%   $145,058    41.06%   $144,753    45.54%   $119,843    44.99%    $92,373    41.40%
     Construction              16,651    4.31%     18,425     5.22%     15,184     4.78%     18,526     6.96%     11,111     4.98%
     FHA and VA loans          17,940    4.64%     23,426     6.63%     26,130     8.22%     20,150     7.57%     24,927    11.17%
     Loans held for sale        3,900    1.01%      5,951     1.68%      3,119     0.98%      4,743     1.78%      2,733     1.23%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
         Total               $198,607   51.37%   $192,860    54.59%   $189,186    59.51%   $163,262    61.29%   $131,144    58.78%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
Commercial Loans:
     Real estate              $49,130   12.71%    $43,059    12.19%    $38,595    12.13%    $30,176    11.34%    $34,571    15.51%
     Other commercial loans    50,940   13.18%     42,557    12.05%     33,880    10.66%     32,711    12.28%     19,948     8.94%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
         Total               $100,070   25.88%    $85,616    24.24%    $72,475    22.80%    $62,887    23.61%    $54,519    24.45%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
Installment and Other
  Loans:
     Consumer loans           $87,523   22.64%    $74,725    21.15%    $56,053    17.63%    $39,813    14.95%    $37,036    16.60%
     Outstanding balances
       on credit cards          3,725    0.96%      3,139     0.89%      2,835     0.89%      2,725     1.02%      2,671     1.20%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
         Total                $91,248   23.60%    $77,864    22.04%    $58,888    18.52%    $42,538    15.97%    $39,707    17.79%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
     Allowance for Losses      (3,284)  -0.85%     (3,077)   -0.87%     (2,647)   -0.83%     (2,330)   -0.87%     (2,267)   -1.02%
                             --------   -----    --------    -----    --------    -----    --------    -----    --------    -----
NET LOANS                    $386,641  100.00%   $353,263   100.00%   $317,902   100.00%   $266,357   100.00%   $223,103   100.00%
                             ========  ======    ========   ======    ========   ======    ========   ======    ========   ======

Loan Portfolio Maturities or Repricing Term

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 1996 was as follows:

LOAN MATURITIES OR REPRICING TERM
       (Dollars in Thousands)

                           Real Estate   Commercial    Consumer      Total
                           -----------   ----------    --------     -------
Variable rate               $ 41,703       56,989       32,463      131,155
Maturing or Repricing in:
   6 Months or Less           24,981        8,732       11,773       45,486
   6 Months to 1 Year         22,376        5,547       10,546       38,469
   1 Year to 3 Years          51,729       12,269       22,325       86,323
   3 Years to 5 Years         24,952        6,210       11,242       42,404
   5 Years to 10 Years        25,102        8,363        2,257       35,722
   10 Years to 20 Years        7,557        1,943          331        9,831
   Thereafter                    207           17          311          535
                            --------      -------       ------      -------
       Totals               $198,607      100,070       91,248      389,925
                            ========      =======       ======      =======


Loan Portfolio Scheduled Contractual Principal Repayments

The following table sets forth certain information at December 31, 1996 regarding the dollar amount of scheduled loan contractual repayments (demand loans, loans having no stated scheduled repayments and no stated maturity, and overdrafts are reported as due in one year or less):



SCHEDULED CONTRACTUAL LOAN PRINCIPAL REPAYMENTS
(Dollars in Thousands)


                                            After 1 year
Amounts due within:            1 year          through        After
                              or less          5 years        5 years       Totals
                              -------          -------        -------       ------
Real estate loans              12,394           42,871        143,342       198,607
Commercial loans               28,138           39,160         32,773       100,070
Consumer loans                 25,252           41,285         24,711        91,248
                               ------          -------        -------       -------
    Totals                     65,784          123,316        200,826       389,925
                               ======          =======        =======       =======

Neither scheduled maturities nor scheduled contractual amortization of loans are expected to reflect the actual term of the Banks' loan portfolio. Based on historical information, the average life of loans is substantially less than their contractual terms because of prepayments and, in the case of conventional mortgage loans (i.e., those loans which are neither insured nor partially guaranteed by the Federal Housing Administration or the Veterans Administration), due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid.

Real Estate Lending

The Banks' principal lending activities have generally consisted of the origination of both construction and permanent loans on residential and commercial real estate. With respect to residential loans, the Banks make both conventional mortgage loans and loans insured by the Federal Housing Authority ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Newly originated FHA, VA and conventional fixed-rate term loans are sometimes sold in the secondary market, as discussed below.

Since the enactment of FIRREA, the Banks generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (approximately $4.9 million for the Savings Bank, $1.9 million for First Security and $.5 million for the National Banks), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. As of December 31, 1996, loans to the Saving Bank's eight largest borrowers and related entities amounted to $3,425,177 (8 loans); $3,238,585 (6 loans); $3,238,409 (6 loans); $2,272,200 (12 loans) and; 4 borrowers with
$2,099,240 each (4 loans). First Security has one borrower with 14 loans totalling $1,800,000.

OTS regulations limit the amount which federally-chartered savings and loan associations and savings banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Current regulations generally permit a maximum loan-to-value ratio of 100% for one-to-four family dwellings and 95% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or up to 90% of the loan if insured by a private mortgage insurance company. The other banks follow the same general guidelines.

The Savings Bank has continued its efforts to originate adjustable rate long term mortgage loans. The Savings Bank currently offers a six month adjustable rate loan based upon the weekly yield on United States Treasury Securities, with limitations on adjustments of 2% per year, a life-time floor, and a life-time ceiling. Generally, the rates are adjusted at six-month intervals and fully reflected in the borrower's monthly payment.

The Banks also provide interim construction financing for single-family dwellings, and make land acquisition and development loans on properties intended for residential use. At December 31, 1996, the Banks had $16.7 million, or 4.3% of total loans outstanding, in construction loans.

All improved real estate which serves as security for a loan must be insured against fire, extended coverage, vandalism, malicious mischief and other hazards. Such insurance must be maintained through the entire term of the loan and in an amount not less than that amount necessary to pay the indebtedness to the Bank in full.

Loan Solicitation and Processing

The Banks actively solicit mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. Residential mortgage loan originators take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to the loan committee for approval.

Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. An appraisal of the real estate intended to secure the proposed loan is requested.

In connection with the loan approval process, the Banks' loan personnel analyze the loan applications and the property involved.

Loan applicants are promptly notified of the loan committee decision. If approved, the terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of the real estate to be mortgaged, and the notice of requirement of fire and casualty insurance coverage to be maintained to protect the lender's interest.

Consumer Lending

Under federal laws and regulations, the Savings Bank may make secured and unsecured consumer loans in an aggregate amount up to 35% of its total assets. The 35% limitation does not include certain loans, however, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement), home improvement loans, loans secured by deposit accounts, credit card loans, or education loans. The other banks are not subject to this restriction.

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 35.6% of the Banks' consumer portfolio is variable. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans.

The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 75% of the current appraised value of the property.

The National Banks and First Security derive a slightly higher percentage of loans from the consumer area than the Savings Bank.

Commercial Loans

Federal laws and regulations permit a federally-chartered savings institution to make secured or unsecured loans for commercial, corporate, business and agricultural purposes, provided that such loans do not exceed 20% of the institution's assets. The National Banks and First Security are not subject to this restriction. The Banks make commercial loans of three types: Commercial Real Estate, Commercial Non-Real Estate secured by other assets, and a relatively small amount of unsecured loans.

The Banks' policy has historically been conservative in commercial lending and, applies strict underwriting standards. Commercial lending has been a much bigger percentage of the respective loan portfolios at the National Banks and First Security than at the Savings Bank. The following table shows the breakdown of Glacier's net commercial loans outstanding by institution:

                              Com'l Real Estate     Other Commercial loans
                              -----------------     ----------------------
         Savings Bank               $25,026               $13,690
         Whitefish                    3,172                 4,539
         Eureka                       2,021                 3,023
         First Security              18,911                29,688
                                    -------               -------
                                    $49,130               $50,940
                                    =======               =======


These amounts are well within limitations contained in Federal laws and regulations.

Approximately 28% of the commercial loans are guaranteed by The Small Business Association ("SBA"). Of these SBA loans, the percentage of the loan's principal balance that is guaranteed is usually between 70% and 90%.

Loan Approval Limits

Individual loan approval limits have been established for each lender based on the experience and technical skills of the individual. Limits for fully secured loans range from $30,000 to $100,000, and unsecured limits range from $5,000 to $25,000. An officers loan committee, consisting of senior lenders and members of senior management, has approval authority up to $300,000. Loans over $300,000 go to the Company's Board of Directors for approval. First Security Bank's internal loan committee can approve loans up to $400,000. Loans over $400,000 must be approved by the executive loan committee which includes the bank's executive officers, the Chairman and an additional Director.

Loan Purchases and Sales

At times, fixed-rate, long term mortgage loans are sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole or in part to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates while holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Savings Bank typically retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of approximately .375% per annum of the unpaid balance of each loan. The National Banks sell nearly all their residential real estate originations. First Security sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. First Security has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 1996, loans serviced for others aggregated approximately $115 million.


Loan Origination Fees And Other Fees

In addition to interest earned on loans, the Banks receive loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower for originating the loan, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0% to 1.5% on residential mortgages and .5% to 1.5% on commercial loans. Consumer loans require a flat fee of $50 to $75 as well as a minimum interest amount.

The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications, and tax service fees.

Non-Performing Loans and Asset Classification

Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Consumer loans generally are charged off when the loan becomes over 120 days delinquent.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimate net realizable value. Any write-down at the time of recording REO is charged to the allowance for loan losses. Any subsequent writedowns are a charge to current expenses.

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:



NONPERFORMING ASSETS
(Dollars in Thousands)

                                                At        At        At        At        At
                                             12/31/96  12/31/95  12/31/94  12/31/93  12/31/92
                                             --------  --------  --------  --------  --------
Non-accrual loans:
  Mortgage loans                              $  157    $    0    $    0    $    0    $1,056
  Commercial loans                               172       249       110       318       644
  Consumer loans                                  45        15        28         0        28
                                              ------    ------    ------    ------    ------
    Total                                     $  374    $  264    $  138    $  318    $1,728
                                              ------    ------    ------    ------    ------
Accruing Loans 90 days or more overdue:
  Mortgage loans                              $  290    $    2    $   29    $   32    $    2
  Commercial loans                               157        66       108       108       129
  Consumer loans                                 431       179       159       123        74
                                              ------    ------    ------    ------    ------
    Total                                     $  878    $  247    $  296    $  263    $  205
                                              ------    ------    ------    ------    ------
Troubled debt restructuring:                  $    0    $    0    $    0    $    0    $    0
Real estate and other assets owned, net          410        52        93        31       246
Total non-performing loans, troubled debt
  restructurings, and real estate and other
  assets owned, net                           $1,662    $  563    $  527    $  612    $2,179
                                              ------    ------    ------    ------    ------
  As a percentage of total assets               0.30%     0.15%     0.16%     0.21%     0.81%
                                              ------    ------    ------    ------    ------
Interest Income (1)                           $   37    $   26    $   14    $   32    $  173
                                              ------    ------    ------    ------    ------

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

An insured institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified as "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "Special Mention" also must be established and maintained for assets not currently requiring classification but which have potential weaknesses or risk characteristics that could result in future problems. Under the regulation, an institution must develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. Each institution is required to specify in the regular report it files with their respective regulators the aggregate amounts of its assets included in each of the three main classification categories and the amounts of its general loan loss reserves or maintain additional capital due to the assets classified as "substandard" or "doubtful."

The aggregate amounts of the Banks' internally classified assets, and general and specific loss allowances were as follows:

CLASSIFIED ASSETS AND LOSS ALLOWANCES

                                            At                  At                 At                  At                  At
                                         12/31/96            12/31/95           12/31/94            12/31/93           12/31/92
                                    ------------------   ----------------   -----------------  ------------------  -----------------
(dollars in thousands)                        % of net           % of net            % of net            % of net           % of net
                                    Amount      loans    Amount    loans    Amount     loans   Amount     loans    Amount      loans
                                    ------      -----    ------    -----    ------     -----   ------     -----    ------      -----
Substandard assets                   $2,671     0.69%    $2,152     0.61%    $1,227    0.39%    $2,512    0.94%    $2,817      1.26%
Doubtful assets                          93     0.02%       194     0.05%       240    0.08%       334    0.13%       261      0.12%
Loss assets                              15     0.00%         8     0.00%         1    0.00%        11    0.00%         7      0.00%
                                     ------     ----     ------     ----     ------    ----     ------    ----     ------      ----
   Total classified assets           $2,779     0.72%    $2,354     0.67%    $1,468    0.46%    $2,857    1.07%    $3,085      1.38%
                                     ------     ----     ------     ----     ------    ----     ------    ----     ------      ----
Special mention                      $2,733     0.71%    $1,526     0.43%    $1,243    0.39%    $1,358    0.51%      $559      0.25%
                                     ------     ----     ------     ----     ------    ----     ------    ----     ------      ----
General loss allowance               $3,269              $3,077              $2,647             $2,319             $2,267
Specific loss allowance                 $15                  $0                  $0                $11                 $0
                                     ------     ----     ------     ----     ------    ----     ------    ----     ------      ----



Reserves for Loan Losses

The Savings Bank's Board of Directors establishes reserves for loan losses on recommendations of senior management. The Savings Bank continues to evaluate each loan with delinquent payments and to consider whether to continue this relationship or liquidate the account.

The Board of Directors has established the level of the allowance for loan losses to be maintained, by using the following calculations:

          .5% of Conventional Real Estate and Home Equity loans that are not government guaranteed or government insured .75% of Commercial Real Estate and direct Consumer loans 2.0% of Credit Card Balances 1.0% of Other loans

The Board of Directors believes that this method of providing for losses closely matches the risk nature of the individual types of loans. At December 31, 1996, the Savings Bank met the reserve goals set above.

First Security calculates its reserve using regulatory guideline percentages for special mention and classified assets, the bank's historic five year loss level for all other loans, and a .5% contingency reserve on the non classified portfolio.

Whitefish and Eureka review and evaluate loan losses monthly from three separate perspectives: 1) payment experience with that particular borrower, 2) percentage loss calculation as performed by the Office of the Comptroller of the Currency ("OCC"), and 3) management's assessment of the individual situation. The Banks' consider a "worst case" basis which is a combination of the three methods above and establish a loan loss reserve accordingly.


The following table illustrates the loan loss experience:

Analysis of the Allowance for Loan Losses:
(dollars in thousands)

                                                                     Years ended December 31,
                                                 ---------------------------------------------------------------------
                                                  1996           1995            1994            1993            1992
                                                 ------          -----           -----           -----           -----
Balance at beginning of period                   $3,077          2,647           2,330           2,267           1,662
   Charge offs:
     Residential real estate                       (122)             0              (4)              0               0
     Commercial Loans                              (191)           (77)            (57)           (148)           (561)
     Installment loans to individuals              (503)          (201)           (141)           (139)           (147)
                                                 ------          -----           -----           -----           -----
       Total charge offs                           (816)          (278)           (202)           (287)           (708)
                                                 ------          -----           -----           -----           -----
   Recoveries:
     Residential real estate                          1              0               0               0               0
     Commercial Loans                                51             37             123              31             171
     Installment loans to individuals                91             90              75              80              74
                                                 ------          -----           -----           -----           -----
       Total recoveries                             143            127             198             111             245
                                                 ------          -----           -----           -----           -----
   Net charge offs                                 (673)          (151)             (4)           (176)           (463)
                                                 ------          -----           -----           -----           -----
   Provision acquired                                 0              0               0               0             550
   Provision expense                                880            581             321             239             518
                                                 ------          -----           -----           -----           -----
Balance at end of period                          3,284          3,077           2,647           2,330           2,267
                                                 ======          =====           =====           =====           =====



In analyzing the chargeoffs and recoveries over the past three reporting periods, management anticipates the level of charge-offs to remain relatively constant, or to decrease slightly, during the next full year of operations. This assumption is based on the fact that 1) the Savings Bank has continued to upgrade underwriting standards, particularly for consumer installment loans, and
2) the local/regional economy although still growing, is showing signs of slowing. With respect to Whitefish and Eureka, the Company's management has implemented these same or similar conservative underwriting guidelines.


                                SOURCES OF FUNDS

General

Deposits are the most important source of the Banks' funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Savings Banks' and First Security's branch offices, and the National Banks, have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.


The Management's Discussion and Analysis section in the Annual Report to Stockholders contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of western Montana. The Banks issue negotiated-rate certificates of deposit with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:


DEPOSITS GREATER THAN $100,000 at December 31, 1996
(dollars in thousands)

                                                        Certificates of Deposit  Savings and Checking          Totals
                                                        -----------------------  --------------------    -------------------
                                                           Amount      Number    Amount        Number    Amount       Number
                                                           ------      ------    ------        ------    ------       ------
Maturing:
Within three months                                        $4,677       42      $49,148         179     $53,825       221
Greater than three months through six months               $4,546       41            0           0       4,546        41
Greater than six months through twelve months              $3,811       34            0           0       3,811        34
Greater than twelve months                                 $5,496       47            0           0       5,496        47
                                                          -------      ---      -------         ---     -------       ---
    Totals                                                $18,530      164      $49,148         179     $67,678       343
                                                          =======      ===      =======         ===     =======       ===


For additional information, see Note 6 to the Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended December 31, 1996.

Advances and Other Borrowings

As a member of the FHLB, the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All four banks are members in the FHLB.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Savings Bank has made use of reverse repurchase agreements with various securities dealers. This process involves the "selling" of one or more of the securities in the Savings Bank's portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although the Savings Bank has offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through polices adopted by the Board of Directors, the Savings Bank usually enters into reverse repurchase agreements with major investment brokerage firms and local municipalities and has adopted procedures designed to ensure proper transfer of title and safe-keeping of the underlying securities. Whitefish has used a small number of repurchase agreements under the same terms as the Savings Bank. Eureka and First Security have not utilized repurchase agreements for liquidity purposes.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB Advances and Repurchase Agreements:


Advances and Repurchase Agreements
(dollars in thousands)

                                                     For the              For the
                                                    year ended          year ended
                                                     12/31/96            12/31/95
                                                     --------            --------
FHLB Advances:
  Average balance                                    $128,842            $102,986
  Maximum oustanding at any month-end                $143,289            $120,714

Repurchase Agreements:
  Average balance                                     $17,189             $23,758
  Maximum outstanding at any month-end                $22,102             $29,545

For additional information concerning Glacier's advances and reverse repurchase agreements, see Notes 7 and 8 to the Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended December 31, 1996.

                                  SUBSIDIARIES

The Company has five direct subsidiaries, the Savings Bank (wholly owned), First Security (wholly owned), GNB (majority owned), Eureka (majority owned) and Community First, Inc. ("CFI") (wholly owned). For information regarding the holding company, as separate from the subsidiaries, see Note 14 to the Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended December 31, 1996.

Brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities, and other insurance products), are available through Invest Financial Corporation, a non-affiliated company. CFI shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

See Item I "Business - Background" on pages 3 and 4 for a detailed discussion and visual representation of the various existing parent/subsidiary relationships.

The Savings Bank is permitted to invest an amount equal to 2% of it assets in its service corporations, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, at December 31, 1996, the Savings Bank was authorized to invest up to approximately $10.9 million in the stock of, or loans to, service corporations (based upon the 3% limitation). In addition, under certain circumstances, federally-chartered savings institutions may invest up to approximately 50% of their regulatory capital in conforming first mortgage loans to service corporations.

                                    EMPLOYEES

As of December 31, 1996, the Company employed 298 persons, 200 of whom were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan. The Company considers its employee relations to be excellent. See Note 11 in the Annual Report to Stockholders for the year ended December 31, 1996 for detailed information regarding pension/savings plan costs and eligibility.

                           SUPERVISION AND REGULATION


         The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the banking industry, many are not referenced below.

The Holding Company

General

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1958, as amended ("BHCA"), due to its ownership of Glacier National Bank of Whitefish, formerly the First National Bank of Whitefish, First National Bank of Eureka (collectively, "National Banks") and First Security Bank of Missoula ("State Bank"), a Montana state-chartered commercial bank. Until recently, due to its ownership of Savings Bank, the Company was a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA") and, as such, was registered with and subject to examination and supervision by the OTS. With the enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), the OTS no longer supervises holding companies like the Company that control both a bank and a savings association and are registered as bank holding companies. Accordingly, the FRB supervises and examines the Company and its subsidiaries, and the Company files annual and any other reports the FRB may require from time to time.

Bank Holding Company Structure

         In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Certain recent legislation designed to expand interstate branching and relax federal restrictions in interstate banking may expand opportunities for bank holding companies (see below under "Regulation of Banking subsidiaries - Recent Federal Legislation - Interstate Banking and Branching"). Additionally, the EGRPRA relaxed certain BHCA restrictions on bank holding companies' engagement in permissible nonbanking activities. However, the impact that this legislation may have on the Company and its subsidiaries is unclear at this time.

         Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control (directly or indirectly) of more than 5% of the voting shares of the bank; (2) merge or consolidate with another bank holding company; and (3) acquire substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited Glacier from acquiring any such interest in a bank or bank holding company located outside of Montana unless the laws of both states expressly authorized the acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

         Control of Nonbanks. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company, unless the FRB finds that Glacier's activities are incidental to the banking business. When making this determination, the FRB weighs the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effect, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The EGRPRA amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities if the holding company is well-capitalized and meets other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after commencing the activity. On February 28, 1997, the FRB issued a final rule incorporating the changes enacted by the EGRPRA. Effective April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

         Acceptable nonbanking activities include: (1) operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; (2) performing certain data processing operations; and
(3) providing investment or financial advice. Prohibited nonbanking activities include real estate brokerage and syndication, land development, property management, and underwriting of life insurance not related to credit transactions. From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

         When the Company acquired the National Banks in 1992, the Company divested its partnership interest in a general agency held by a subsidiary. The BHCA restricted the Company from engaging in certain of the insurance agency's activities.

         Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with at least 60 days' advance written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to an additional 30 days. An acquisition may be completed before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "acquiror" must obtain the FRB's approval before acquiring 25% (5% if the "acquiror" is a bank holding company) or more of the outstanding shares of or otherwise obtaining control over Glacier.

Transactions with Affiliates

         The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly Glacier and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Section 23A of the Federal Reserve Act places limits on certain "covered transactions" with affiliates. These "covered transactions" include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate or the accepting of those securities as collateral, and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the

Federal Reserve Act, among other things, restricts an institution form engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

         In addition to the restrictions in Sections 23A and 23B, certain other restrictions apply to savings banks, including those that are part of a holding company organization. First, savings banks may not lend money or extend credit to an affiliate unless (1) for any affiliate, the aggregate amount of the covered transactions are no more than 10% of the capital stock and surplus of the savings bank, and (2) for all affiliates, the covered transaction are not more than 20% of the capital stock and surplus of the savings bank. Second, savings banks may not purchase or invest in affiliate securities except those of a subsidiary. Finally, the Director of the OTS has the authority to impose more stringent restrictions for reasons of safety and soundness.

Regulation of Management

         Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) limits lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and
(3) prohibits management personnel from serving as a director or in other management positions with another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

FIRREA

         The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquired healthy savings association; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Tie-In Arrangements

         The Company and its subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

         With the enactment of EGRPRA, the OTS for the first time has authority to establish by regulation or order exemptions to the anti-tying provisions of HOLA. The exemptions must be consistent with the proposes of HOLA and conform to the exemptions granted by the FRB to banks under the BHCA. Effective April

21, 1997, the FRB has also adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the trying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on Glacier and its subsidiaries is unclear at this time.

State Law Restrictions

         As a Delaware corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Delaware corporate laws.

Securities Registration and Reporting

         The common stock of the Company is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Company under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by Glacier are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

                                The Subsidiaries

General

         Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC may prohibit banks under its supervision from engaging in what it considers to be an unsafe and unsound practice in conducting business.

         The Savings Bank, as a federally-chartered savings association, is subject to federal regulation and oversight by the OTS. The National Banks are subject to extensive regulation and supervision by the OCC. The State Bank is subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division. The Company's subsidiaries are also subject to regulation and examination by the FDIC, which insures the deposits of the Savings Bank, the National Banks, and the State Bank to the maximum extent permitted by law. In addition, the National Banks and the State Bank are subject to regulation by the FRB as a result of their membership in the Federal Reserve System, and the Savings Bank is subject to regulation incidental to its membership in the Federal Home Loan Bank ("FHLB") System. The federal laws that apply to the Company's subsidiaries regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Company's subsidiaries generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earning. FDICIA also contains provisions that are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the FRB's discount window, and require regulators to perform annual on-site bank examinations and set standards for real estate lending. FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. (See "FDIC Insurance" below).

Loans-to-One Borrower

         Each of the Company's subsidiaries is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15% to 20% of unimpaired capital and surplus. As of December 31, 1996, each of Glacier's subsidiaries was in compliance with applicable loans-to-one borrower requirements.

FDIC Insurance

         Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory subgroups.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. Among other things, the Funds Act significantly impacts the BIF and SAIF and imposes a one-time assessment on institutions that were holding SAIF deposits on March 31, 1995. This one-time assessment is designed to place SAIF at its 1.25 reserve ratio goal. Additionally, for the three year period beginning in 1997, the Funds Act subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF-insured deposits (approximately 6.5 basis points). In the year 2000, BIF-insured institutions will be required to share in the payment of the FICO obligations on a pro-rata basis with all thrift institutions, with annual assessments expected to equal approximately 2.4 basis points until the year 2017, and to be phased out completely by 2019.

         For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowers risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF-insured deposits. Rates in the SAIF assessments schedule, previously ranging from 4 to 31 basis points, have been adjusted by 4 basis points to a range of 1 to 27 basis points as of October 1, 1996.

         The Funds Act empowers banking regulators to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher thrift assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of funds and elimination of the thrift charter during the 1997 session.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law. The insurance may be terminated permanently, if the institution has no tangible capital. If deposit insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

Capital Requirements

         Banks and Bank Holding Companies. The FRB, the FDIC and the OCC (collectively, the "Agencies") have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory actions through the issuance of a capital directive to ensure the maintenance of adequate capital levels. In addition, banks must meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

         The Agencies' "risk-based" capital guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, account for off-balance sheet exposures in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. The current guidelines require banks to achieve a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4%. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in the Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses up to 1.25% of risk weighted assets.

         The Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets ("Leverage Ratio") of 3%. Any institution operating at or near this level should have well-diversified risk and in general be a strong banking organization without any supervisory, financial or operational weaknesses. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

         The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the FRB for bank holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. Bank holding companies are also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4% to 5%). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Savings Banks. Federally insured savings associations, such as the Savings Bank, must also maintain minimum levels of regulatory capital. Under FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as comparable capital requirements imposed on national banks. The OTS may also impose capital requirements exceeding these standards on individual associations on a case-by-case basis.

         Savings associations must satisfy three different OTS capital requirements. A savings association must maintain (1) a minimum risk-based capital equal to 8% of its risk-weighted assets; (2) a minimum leverage ratio of core capital equal to at least 3% of adjusted total assets; and (3) minimum tangible capital equal to at least 1.5% of adjusted total assets.

         Failure of the Savings Bank to maintain any required level of capital would have a number of adverse consequences, including the imposition of numerous restrictions on its lending, investment, deposit and borrowing activities, capital expenditures and compensation and employment practices, as well as possible restrictions on growth of the institution. An institution that lacks adequate capital or that fails to comply with a capital directive may be deemed to be in an unsafe and unsound condition. FIRREA expands the grounds for appointment of a conservator or receiver for a savings institution to include being in an unsafe and unsound condition to transact business. Furthermore, under certain conditions, which include an institution's lack of any tangible capital, the FDIC may seek to suspend an institution's deposit insurance. Finally, FDICIA provides that a regulator may treat an "unsafe or unsound" institution as if it were at a lower capital level, thus subjecting the institution to greater restrictions on its activities.

         Interest-Rate-Risk ("IRR") Component. FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that they take adequate account of IRR, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family residential loans. Since January of 1994, the OTS has included an IRR component to its risk-based capital standards. An association's measured IRR is the change that occurs in its Net Portfolio Value ("NPV") as a result of a 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value (present value) of its assets; NPV equals the present value of expected cash inflows from existing assets less the present value of expected cash outflows from existing liabilities, plus the present value of net expected cash inflows from existing off-balance sheet contracts. A normal level of IRR is less than

2%. Only institutions whose measured IRR exceeds 2% must maintain an IRR component. An association must maintain capital of at least 8% of risk-weighted assets after the IRR component is deducted.

         In August of 1995, the Agencies adopted a joint final rule to revise their risk-based capital standards to ensure that they take adequate account of interest rate risk. As of September 1, 1995, when evaluating the capital adequacy of a bank, examiners from the Agencies consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for IRR if it has significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Agencies proposed for comment a joint policy statement describing the process they will use to measure and assess a bank's interest rate risk. This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rule and Joint Policy Statement may have on the National Banks or the State Bank cannot be predicted at this time.

         In addition, the Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule took effect on January 1, 1997 and implements an amendment to the BASLE Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using their own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

         Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rules applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. The Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and also may exempt an institution otherwise subject to the final rule from compliance under certain circumstances.

         Prompt Corrective Action. Under FDICIA, each federal banking agency must implement a system of prompt corrective action for institutions that it regulates. In September of 1992, the federal banking agencies adopted substantially similar regulations, which became effective on December 19, 1992, intended to implement this prompt corrective action system. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of 6% or more, a Tier I leverage capital ratio of 5% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (2) "adequately capitalized" if it has a total risk-based capital of 8% or more, a Tier I risk-based capital ratio of 4% or more, a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized;" (3) "undercapitalized" if it has a total risk-based capital ratio of under 8%, a Tier I risk-based capital ratio of under 4% and a Tier I leverage capital ratio of under 4% (3% under certain circumstances); (4) "significantly undercapitalized" if it has a total risk-based capital ratio of under 6% , a Tier I risk-based capital ratio of under 3%, a Tier I leverage capital ratio of under 3%; and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets of 2% or less.

         Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized." Undercapitalized institutions must develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require any company that controls an undercapitalized institution to provide certain guarantees that the institution will comply with the plan until it is "adequately capitalized". As of December 31, 1996, neither the Savings Bank, the State Bank, nor the National Banks were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

Liquidity Requirements

         All savings associations, including the Savings Bank, must maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon the economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations.), and long-term assets (e.g., United States Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and short-term borrowings during the preceding calendar year. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         The National Banks and the State Bank follow the following liquidity quidelines:

         Loans/available deposits                        Less than 90%
         Investments/available deposits                  Less than 50%
         Loans + Investments/available deposits          Less than 120%
         Fed Funds Purchase/total capital                Less than 50%
         Net liquid assets/net liabilities               Greater than 15%

QTL Test

         In order to avoid certain restrictions on their operations, all savings associations, including the Savings Bank, must meet the QTL test. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (1) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (2) the branching powers of the association are restricted to those of a national bank; (3) the association will not be eligible to obtain any advances from its FHLB without prior OTS approval; and (4) payment of dividends by the association are subject to the rules governing payment of dividends by a national bank. Three years following the date the association ceases to be a QTL, it must cease all activity not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Effective December 19, 1991, the definition of Qualified Thrift Investments ("QTI") was amended in its entirety, and the QTL test was revised to require that QTI represent 65% of portfolio assets. The OTS regulations define portfolio assets as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of its assets. Under the amended definition of QTI, liquidity investments and the book value of property used in an association's business are not considered QTI. In addition, QTI do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings associations may treat as QTI 200% of their investments in (1) loans to finance "starter homes;" (2) loans for the construction, development or improvement of domestic residential housing and community service facilities located within a "credit-needy area;" and (3) loans to certain small businesses located within credit-needy areas. A savings association that was not subject to sanctions for failure to comply with a QTL test as of June 30, 1991, is deemed to initially satisfy the revised test. A savings association that fails to maintain the QTL status may re-qualify one time, and if it fails the QTL test a second time, it will become subject to all penalties as if time limits on such penalties had expired.

         Before the enactment of EGRPRA in late 1996, QTI were defined in a manner that required every savings association to hold a substantial percentage of its assets in mortgage loans or mortgage-related securities. Section 2303 of the EGRPRA expanded the definition of QTI so that now small business loans, credit card loans, and education loans qualify as QTI without restriction. Consumer loans (other than credit card and education loans) now count as QTI in an amount up to 20% of portfolio assets.

         On December 31, 1996, approximately 77% of the Savings Bank's assets were invested in QTI; this exceeded the percentage required to qualify the Savings Bank under the QTL test in effect at that time. Because the Savings Bank was not subject to sanctions for failure to comply with the QTL test as of June 30, 1991, it is deemed to satisfy the QTL test as in effect on July 1, 1991 and will remain in compliance until its monthly average percentage of Qualified Thrift Investments to portfolio assets falls below 65% in nine months out of any 12- month period.

         The National Banks and the State Bank are not subject to a QTL test comparable to that which is applicable to savings associations.

Restrictions on Capital Distributions

         Dividends paid to the Company by its banking subsidiaries are a material source of the Company's cash flow. Various federal and state statutory provisions limit the amount of dividends the Company's banking subsidiaries may pay to the Company without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall condition.

         If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, may include the payment of dividends), the agency may require, after notice an hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

         The Savings Bank. Generally, FDICIA prohibits an insured institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized capital adequacy categories (see "Prompt Corrective Action," above). OTS regulations govern capital distributions by savings associations, including dividends, stock repurchases, cash-out mergers, capitalization of holding companies in a reorganization and certain other transaction involving the pay-out of capital, which the OTS may find to be subject to the capital distribution regulations. Generally, these regulations create a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Prior OTS approval is required before making any capital distributions if the associations and/or distributions do not qualify for the safe harbor.

         Generally Tier I associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year up to the amount that would reduce its surplus capital ratio to no less than one-half of its surplus capital ratio at the beginning of the calendar year. At December 31, 1996, the Savings Bank was a Tier I association under the OTS capital distribution regulation. The amount of allowable distributions was approximately $1,150,000 as of December 31, 1996.

         Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, but do not meet their fully phased-in capital requirement, may make capital distributions over the most recent four quarter period up to a specified percentage of their net income during that four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 2 associations that meet the capital requirements in effect on January 1, 1993, (including the 8% risk-based requirement and then-applicable exclusions on non-permissible subsidiary investments and goodwill) are permitted to make distributions totaling up to 75% of net income over the four quarter period. Tier 2 associations that meet the January 1, 1991, capital requirements (including the 7.2% risk-based requirement and the then-applicable exclusions of non-permissible subsidiary investments and goodwill) may make distributions totaling up to 50% of net income over the four quarter period.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier I association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or 3 association as a result of such a determination.

         Tier 3 associations, which are associations that do not meet minimum capital requirements, cannot make any capital distribution without obtaining OTS approval prior to making such distributions or without doing so in compliance with an approved capital plan.

         The National Banks. Under the National Bank Act, the National Banks may not pay dividends without advance approval of the OCC if the total of all dividends declared by the National Banks in any calendar year will exceed the sum of their net profits (as defined) for that year plus their retained profits for the preceding two calendar years, less any required transfer to surplus. The National Bank Act also prohibits national banks from paying dividends that would exceed net profits then on hand (as defined) after deducting losses and bad debts (as defined). The amount available for dividend distribution by the National Banks as of December 31, 1996, was approximately $1,242,000.

         The State Bank. Montana law imposes the following limitations on the payment of dividends by Montana state banks: (1) until the bank's surplus fund is equal to 50% of its paid-up capital stock, no dividends may be declared unless at least 25% of the bank's net earnings for the dividend period have been carried to the surplus account, and (2) a bank must give notice to the Banking and Financial Institutions Division before declaring a dividend larger than the previous two years' net earnings.

Federal Home Loan Bank System

         All of the Company's banking subsidiaries belong to the FHLB of Seattle, which is one of the 13 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. The FHLB makes loans to members (i.e., advances) pursuant to policies and procedures established by the Board of Directors of the FHLB.

         As members, each banking subsidiary of the Company's must purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. On December 31, 1996, the Company's banking subsidiaries had $8.6 million in FHLB stock, which sufficed to comply with this requirement.

         The FHLBs must provide funds to assist troubled savings associations and contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment in low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and may continue to do so in the future. These contributions may also adversely affect the value of FHLB stock in the future. Dividends paid by the FHLB of Seattle to the Company's banking subsidiaries for the years ended December 31, 1996 and 1995, total $620,000 and $425,000, respectively.

Federal Reserve System

         The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $49.8 million or less (after a $4.2 million exemption), and an initial reserve of 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. On December 31, 1996, each of the Company's banking subsidiaries was in compliance with applicable requirements.

         The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of Glacier's subsidiaries.

Recent Federal Legislation

         Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally will, over the next few months, permit nationwide interstate banking and branching as it authorizes interstate branching and relaxes federal law restrictions on interstate banking. These new interstate banking and branching powers will be phased in through the next few months, and individual states may "opt out" of certain of these provisions. The Interstate Act currently allows states to enact "opting-in" legislation that (1) permits interstate mergers within their own borders before June 1, 1997, and (2) permits out-of-state banks to establish de novo branches within the state. Beginning September 29, 1995, subject to certain state laws, such as age and contingency laws, bank holding companies may purchase banks in any state. Additionally, subject to these state laws, beginning June 1, 1997, banks will be permitted to merge with banks in any other state as long as the home state of neither merging bank has "opted out."

         As of March 20, 1997, Montana has "opted out" of the Interstate Act and prohibited in-state banks from merging with out-of-state banks if the merger would be effective on or before September 30, 2001. Montana law generally authorized the acquisition of an in-state bank by an out-of-state bank holding company through the acquisition of a financial institution if the in-state bank being acquired has been in existence for at least 5 years prior to the acquisition. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana.


         Regulatory Improvement. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act"), which among other things, is intended to relieve the regulatory burden on financial institutions. Certain regulatory procedures are streamlined and certain regulatory compliance requirements are eased. At this time, the full impact that the Interstate Act and the Regulatory Improvement Act might have on the Company is hard to predict.

Regulatory Enforcement Authority

         The enforcement powers available to federal banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement actions, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

                                    TAXATION

Federal Taxation

Glacier files a consolidated federal income tax return and separate Montana income tax returns (Montana laws do not permit a consolidated state tax return) using the accrual method of accounting. Glacier and its subsidiaries have filed all required income tax returns.

Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended ("Code"), in the same general manner as other corporations.

An exception to this generally similar situation is the treatment of bad debts, for which non-banking corporations may generally take deductions only where specific debts are written down or off. Banking corporations may establish reserves for bad debts (as other corporations were allowed to do under prior law), and deduct the annual increase in the bad debt reserves.

These reserves are generally based upon prior bad debt experience (the "experience method," as is used by the National Banks and First Security). Prior to 1997, savings institutions that met certain definitional tests relating to the composition of their assets and other matters (such as the Savings Bank) could annually elect to base the addition to their reserves for "qualifying real property loans" (generally loans secured by improved real property) under either the experience method or upon a statutory formula potentially resulting in an even greater deduction (the "percentage of taxable income method").

The percentage of specially computed taxable income that was used to compute a savings institutions's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally. The effective maximum federal income tax rate applicable to a qualifying thrift institution (exclusive of any alternative minimum tax or environmental tax), assuming the maximum percentage bad debt deduction, was approximately 31.3%, as compared to a 34% statutory rate for general corporations.

The 1996 Small Business Job Protection Act eliminates the percentage of taxable income method of accounting for bad debts that was previously available only to savings institutions. Under this new provision, savings institutions will use the same method of accounting for tax bad debts as banks. As a result, savings institutions will have to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves. At December 31, 1996, the Savings Bank's post-1987 tax bad debt reserves were approximately $2.6 million. The recapture may be suspended for up to two years, if during these years, the institution satisfies a residential loan requirement which the Savings Bank anticipates will be met.

Under the experience method, the bad debt deduction is equal to the greater of two alternatives. Under the first alternative, a financial institution computes the ratio of (i) total bad debts, net of recoveries, sustained during the taxable year and during the five preceding taxable years to (ii) the sum of "loans outstanding" at the close of each of those six years. This ratio is then applied to "loans outstanding" at the close of the taxable year, and the result of this calculation constitutes the maximum reserve balance. The maximum addition for the taxable year under this first alternative is the amount required to bring the reserve to this balance.

The second alternative under the experience method allows a financial institution to claim a bad debt deduction necessary to maintain its reserves at a minimum reserve level. This alternative authorizes an institution to add to the reserves at least the amount required to maintain the reserve as it existed at the end of the "base year." In effect, this allows a bad debt deduction equal to the net bad debt charge-offs for a taxable year. This option is limited, however, if loans outstanding decrease below the amount of loans outstanding at the close of the "base year." If that occurs, the minimum reserve level that may be maintained is equal to the amount that bears the same ratio of reserves to loans at the end of the taxable year as the ratio of reserves to loans at the close of the "base year." For taxable years beginning after 1987, the "base year" is the last taxable year beginning before 1988 (i.e., fiscal year ended June 30, 1988).

If the Company's accumulated bad debt reserves are deemed to have been used for any purpose other than to absorb bad debt losses, such as for the payment of dividends in excess of its current and accumulated earnings and profits (as calculated for federal income tax purposes) or the redemption of the Company's common stock, all or a portion of the amount used and the tax attributable thereto may both be subject to federal income tax. As a result, distributions to stockholders which are treated as having been made from the Company's bad debt reserves could result in a federal recapture tax to the Company, up to approximately 51% of the amount of such distributions. For additional information, see Note 10 to the Consolidated Financial Statements included in the Annual Report to Stockholders for the year ended December 31, 1996.


In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax if it exceeds the Company's regular tax liability. The Company or its subsidiaries did not incur a minimum tax liability for its fiscal years 1988 through December 31, 1996 and are not expected to incur such a liability in the foreseeable future.


State Taxation

Under Montana law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes were incurred at the rate of 6.75% for 1996, 1995 and 1994.

Item 2.  Properties

At December 31, 1996, the Savings Bank owned eight of its twelve offices, including its headquarters and other property having an aggregate book value of approximately $4.5 million, and leased the remaining branches.

The Savings Bank believes that all of its facilities are well-maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

The following table sets forth certain information regarding the Savings Bank's offices at December 31, 1996:

Office                     City                               Services Offered                   Ownership
------                     ----                               ----------------                   ---------
Main                       Kalispell, MT                      Full Services                      Owned
                                                              Administration

Branch                     Libby, MT                          Full Services                      Owned

Branch                     Polson, MT                         Full Services                      Owned

Branch                     Whitefish, MT*                     Full Services                      Owned

Branch                     Columbia Falls, MT                 Full Services                      Owned

Branch                     Cutbank, MT                        Full Services                      Owned

Branch                     Bigfork, MT                        Full Services                      Leased

Branch                     Evergreen area                     Full Services                      Owned
                           of Kalispell, MT

Branch                     Billings, MT                       Full Services                      Owned

Branch                     Buffalo Hill area                  Deposit Branch                     Leased
                           of Kalispell, MT

Branch                     Billings, MT                       Full Services                      Leased
                           Heights area                       Supermarket Branch

Branch                     Hamilton, MT                       Full Services                      Leased
                                                              Supermarket Branch

*Effective March 14, 1997, the Whitefish Branch was closed and certain of its assets and the liabilities were acquired by Whitefish.

First Security conducts banking activities from three locations in Missoula, MT. The main office has undergone extensive remodeling, and the Great Northern Way office was new in 1996. The East Broadway facility was completed in 1992. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $2.6 million:



Office                                      Services offered                                     Ownership
------                                      ----------------                                     ---------
1704 Dearborn                               Full Services                                        Owned
                                            Main Office

541 East Broadway                           Full Services branch                                 Owned

3220 Great Northern Way                     Full Services branch                                 Owned


GNB and Eureka each conduct their banking activities out of one office as listed below. Both institutions have undergone a major remodeling and have net book values of $721,000 and $607,000 respectively. Management believes that both facilities are currently in excellent condition:

Office                     City                               Services Offered                   Ownership
------                     ----                               ----------------                   ---------
Main                       Whitefish, MT                      Full Services                      Owned
                                                              Administration

Main                       Eureka, MT                         Full Services                      Owned
                                                              Administration

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party to or to which any of its property is subject.

Item 4.  Submission of Matter To A Vote of Security Holders

At a special meeting held November 13, 1996, the shareholders approved the Plan and Agreement of Merger with Bancshares.

                                     PART II

Item 5.  Market For The Registrant's Common Equity and Related Stockholder
Matters

The information required by this item is incorporated by reference to the inside front cover and pages 1 and 19 to the Annual Report to Stockholders for the year ended December 31, 1996. Reference is also made to the caption under Item 1 hereof entitled "Regulation - Limitations on Dividends and Other Capital Distributions."

Item 6.  Selected Financial Data

Information required by this item is incorporated by reference to Page 1 and Page 9 of the Annual Report to Stockholders for the year ended December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to Pages 27 through 31 of the Annual Report to Stockholders for the year ended December 31, 1996.

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements which appear in the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference:

Title                                                              Page
-----                                                              ----
Consolidated Statements of Financial Condition                      5
Consolidated Statements of Operations                               6
Consolidated Statements of Stockholders' Equity                     7
Consolidated Statements of Cash Flows                               8
Notes to Consolidated Financial Statements                        9 to 25
Independent Auditors' Report                                        26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of Glacier on pages 3 through 8 and 16 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding directors and executive officers of Glacier on pages 10 through 16 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management on pages 4 and 5, and 8 and 9 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions on pages 9, and 15 and 16 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are incorporated by reference from
Item 8 hereof and the Annual Report to Stockholders included herein as Exhibit
13:
             Consolidated Statements of Financial Condition at December 31, 1996 and 1995.

             Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

             Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

(a) (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a) (3) The following exhibits are included as part of this Form 10-K.

Exhibit No.                                     Exhibit
-----------                                     -------
   3 (a)                       Certificate of Incorporation (1)

   3 (b)                       Bylaws (1)

   4                           Specimen stock certificate (1)

  10 (a)                       1989 Incentive Stock Option Plan (1)

  10 (b) Employment Agreement dated March 27, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and John S. MacMillan.

  10 (c) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Michael J. Blodnick.

  10 (d) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Stephen J. VanHelden.

  10 (e) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Joan Holling.

  10 (f) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and James H. Strosahl.

  10 (g) Employment Agreement between First Security Bank and William L. Bouchee dated as of August 9,
                               1996. (2)

  10 (h)                       1994 Director Stock Option Plan (3)

  10 (i)                       1995 Employee Stock Option Plan (4)

  10 (j)                       Deferred Compensation Plan (3)

  10 (k)                       Supplemental Executive Retirement Agreement (3)

  13                           Annual Report to Stockholders for 1996

  21                           Subsidiaries of the Company - see Item 1,
                               "Subsidiaries."

  23                           Consent of KPMG Peat Marwick LLP

  27                           Financial Data Schedule



  (1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective by the Securities and Exchange Commission on October 4, 1990.

  (2) Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 333-13595).

  (3) Incorporated by reference to the exhibits 10(i), 10(k), and 10(h) included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

  (4) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

  (c)        See Item 14(a) (3) above for all exhibits filed herewith and the
             Exhibit Index.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                         GLACIER BANCORP, INC.


                                         By:/s/ John S. MacMillan
                                            ------------------------------------
                                         John S. MacMillan
                                         President/CEO

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1996, by the following persons in the capacities indicated.


/s/ John S. MacMillan                    Chairman/President/CEO
John S. MacMillan                        (Principal Executive Officer)


/s/ James H. Strosahl                    Senior Vice President and CFO
James H. Strosahl                        (Principal Financial/Accounting
                                         Officer)

Majority of the Board of Directors


/s/ Michael J. Blodnick                  Executive Vice President/COO, and
Michael J. Blodnick                      Director


/s/ L. Peter Larson                      Director
L. Peter Larson


/s/ Darrel R. Martin                     Director
Darrel R. (Bill) Martin


/s/ F. Charles Mercord                   Director
F. Charles Mercord


/s/ Everit A. Sliter                     Director
Everit A. Sliter


/s/ Harold A. Tutvedt                    Director
Harold A. Tutvedt

/s/ William L. Bouchee                    Director
William L. Bouchee

/s/ Allen J. Fetscher                     Director
Allen J. Fetscher

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     December 31,
                                                                            ----------------------------
                        (dollars in thousands)                                  1996            1995
                                                                            ------------    ------------
Assets:
    Cash on hand and in banks ...........................................   $     24,666          20,979
    Federal funds sold ..................................................          1,483           3,640
    Interest bearing cash deposits ......................................          1,000             710
         Cash and cash equivalents ......................................         27,149          25,329

    Investment securities, available-for-sale ...........................         85,050          69,591
    Investment securities, held-to-maturity .............................         20,455          21,264
    Loans receivable, net ...............................................        386,641         353,263
    Premises and equipment, net .........................................         11,292          10,079
    Real estate and other assets owned, net .............................            410              52
    Federal Home Loan Bank of Seattle stock, at cost ....................          8,586           7,381
    Federal Reserve stock, at cost ......................................            340             254
    Accrued interest receivable .........................................          3,473           3,353
    Goodwill, net .......................................................          1,526           1,694
    Other assets ........................................................          1,070             804
                                                                            ------------    ------------
                                                                            $    545,992         493,064
                                                                            ============    ============
Liabilities:
    Deposits - interest bearing .........................................   $    257,409         237,830
    Deposits - non-interest bearing .....................................         64,330          53,755
    Advances from Federal Home Loan Bank of Seattle .....................        143,289         120,714
    Securities sold under agreements to repurchase ......................          9,791          20,805
    Other borrowed funds ................................................          5,202           1,500
    Accrued interest payable ............................................            799             667
    Advance payments by borrowers for taxes and insurance ...............            940           1,072
    Current income taxes ................................................              0             544
    Deferred income taxes ...............................................          1,446           1,941
    Minority interest ...................................................            429             603
    Other liabilities ...................................................         10,409           6,814
                                                                            ------------    ------------
         Total liabilities ..............................................        494,044         446,245

Stockholders' equity:
    Preferred stock, $.01 par value per share. Authorized 7,500,000
     shares; none issued ................................................              0               0
    Common stock, $.01 par value per share. Authorized 12,500,000 shares;  issued and outstanding 4,529,109 and 4,052,303, shares at
     December 31, 1996 and 1995, respectively ...........................             46              42
    Paid-in capital .....................................................         34,571          26,938
    Retained earnings - substantially restricted ........................         18,392          19,969
    Treasury stock at cost, 57,260 and 48,260 shares at December 31, 1996
     and 1995 respectively ..............................................         (1,066)           (874)
    Net unrealized gains on securities available-for-sale ...............              5             744
                                                                            ------------    ------------
         Total stockholders' equity .....................................         51,948          46,819
                                                                            ------------    ------------
                                                                            $    545,992         493,064
                                                                            ============    ============


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
           (dollars in thousands except per share data)                   1996            1995           1994
                                                                        -------          ------         ------
INTEREST INCOME:
  Real estate loans ...............................................     $15,962          16,095         13,621
  Commercial loans ................................................       9,008           8,284          5,911
  Consumer and other loans ........................................       8,374           6,436          4,986
  Mortgage-backed securities ......................................       3,236           2,310          2,018
  Investment securities and other .................................       4,568           3,727          2,825
                                                                        -------          ------         ------
    TOTAL INTEREST INCOME .........................................      41,148          36,852         29,361
                                                                        -------          ------         ------
INTEREST EXPENSE:
  Deposits ........................................................      10,272           8,619          6,847
  Advances ........................................................       7,302           6,041          3,811
  Securities sold under agreements to repurchase ..................         772           1,199            567
  Other borrowed funds ............................................         210             210            271
                                                                        -------          ------         ------
    TOTAL INTEREST EXPENSE ........................................      18,556          16,069         11,496
                                                                        -------          ------         ------
    NET INTEREST INCOME ...........................................      22,592          20,783         17,865

  Provision for loan losses .......................................         880             581            321
                                                                        -------          ------         ------
    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES .............................................      21,712          20,202         17,544

NON-INTEREST INCOME:
  Service charges and other fees ..................................       4,360           3,725          3,216
  Miscellaneous loan fees and charges .............................       2,852           2,898          2,633
  Gain (Loss) on sale of investments, net .........................         121              (6)           (22)
  Other income ....................................................       1,006             975            907
                                                                        -------          ------         ------
    TOTAL NON-INTEREST INCOME .....................................       8,339           7,592          6,734

NON-INTEREST EXPENSE:
  Compensation, employee benefits and related expenses ............       8,608           7,514          6,599
  Occupancy expense ...............................................       1,688           1,529          1,243
  Data processing expense .........................................         666             499            434
  FDIC insurance expense ..........................................         351             467            561
  FDIC/SAIF assessment ............................................         947               0              0
  Merger expense ..................................................         563               0              0
  Other expense ...................................................       4,649           4,559          3,973
  Minority interest ...............................................          64             112            112
                                                                        -------          ------         ------
    TOTAL NON-INTEREST EXPENSE ....................................      17,536          14,680         12,922
                                                                        -------          ------         ------
  Earnings before income taxes ....................................      12,515          13,114         11,356
  Federal and state income tax expense ............................       5,090           5,139          4,467
                                                                        -------          ------         ------
    NET EARNINGS ..................................................     $ 7,425           7,975          6,889
                                                                        =======          ======         ======
  Net earnings per share ..........................................     $  1.65            1.77           1.53
                                                                        =======          ======         ======


See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1996, 1995, and 1994

                                                                 Retained                  Net
                                     Common Stock                earnings               unrealized        Total
                                   ----------------  Paid-in  substantially  Treasury  gains (losses)  stockholders'
  (dollars in thousands)            Shares   Amount  capital    restricted     Stock   on securities       equity
---------------------------------  --------  ------  --------  ------------  --------  --------------  ------------
Balance at December 31, 1993..... 3,313,514   $ 34   $ 16,505    $ 18,233    $            $              $ 34,772

Effect on change in accounting
  for investment securities as of
  January 1, 1994................         -      -          -           -           -           292           292
Cash dividends paid ($.49 per
  share)...............,........          -      -          -      (1,642)          -             -        (1,642)
Stock options exercised.........     40,341      1        323           -           -             -           324
10% stock dividend..............    332 103      2      4,402      (4,410)          -             -            (6)
Treasury stock acquired.........     (9,500)     -          -           -        (160)            -          (160)
Decrease in net unrealized gains
  on available-for-sale
  securities....................          -      -          -           -           -          (810)         (810)
Additional shares issued........     25,361      2        197           -           -             -           199
Net earnings....................          -      -          -       6,889           -             -         6,889
                                  ---------   ----   --------    --------    --------     ---------      --------
Balance at December 31, 1994....  3,701,839   $ 39   $ 21,427    $ 19,070    $   (160)    $    (518)     $ 39,858
Cash dividends paid ($.56 per
  share).......................           -      -          -      (1,824)          -             -        (1,824)
Stock options exercised........     20,276       0        221           -           -             -           221
Increase in stock grant earned            -      -         46           -           -             -            46
10% stock dividend.............    368,946       3      5,244      (5,252)          -             -            (5)
Treasury stock acquired........    (38,760)      -          -           -        (714)            -          (714)
Increase in net unrealized gains
  on available-for-sale
  securities...................           -      -          -           -           -         1,262         1,262
Net earnings...................           -      -          -       7,975           -             -         7,975
                                  ---------   ----   --------    --------    --------     ---------      --------
Balance at December 31, 1995...   4,052,303   $ 42   $ 26,938    $ 19,969    $   (674)    $     744      $ 46,619
Cash dividends paid ($.63
  per share)...................           -      -          -      (2,291)          -             -        (2,291)
Stock options exercised........      36,697      1        629           -           -             -           630
Increase in stock grant earned.           -      -         21           -           -             -            21
Acquisition of minority
  interest.....................      12,951      -         85           -           -             -            85
10% stock dividend.............     404,852      -      6,701      (6,711)          -             -            (9)
Treasury stock acquired........      (9,000)     -          -           -        (192)            -          (192)
Decrease in net unrealized gains
  on available-for-sale
  securities...................           -      -          -           -           -          (739)         (739)
Additional shares issued.......      31,306      2        197           -           -             -           199
Net earnings...................           -      -          -       7,425           -             -         7,425
                                  ---------   ----   --------    --------    --------     ---------      --------
Balance at December 31, 1996...   4,529,109   $ 46   $ 34,571    $ 18,392    $ (1,066)    $       5      $ 51,948
                                  =========   ====   ========    ========    ========     =========      ========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                           -----------------------------------------
                       (dollars in thousands)                                 1996            1995           1994
                                                                           -----------    -----------    -----------
OPERATING ACTIVITIES:

    Net Earnings .......................................................   $     7,425          7,975          6,889
    Adjustments to reconcile Net Earnings to Net
    Cash Provided by Operating Activities:

      Provision for loan losses ........................................           880            581            321
      Depreciation of premises and equipment ...........................           728            950            797
      Amortization of goodwill .........................................           168            179            189
      Loss (gain) on sale of investments ...............................          (121)             6             22
      Amortization of investment securities premiums and discounts, net            (32)           122            206
      Net decrease in deferred income taxes ............................           (27)           (41)          (350)
      Net increase in interest receivable ..............................          (120)          (679)          (645)
      Net increase in interest payable .................................           132            249             72
      Net increase (decrease) in current income taxes ..................          (714)           675           (193)
      Net (increase) decrease in other assets ..........................           (84)           572           (732)
      Net increase in other liabilities and minority interest ..........         3,620          1,662            930
      FHLB stock dividends .............................................          (597)          (413)          (315)
                                                                           -----------    -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .....................        11,258         11,838          7,191
                                                                           -----------    -----------    -----------
INVESTING ACTIVITIES:

    Proceeds from sales, maturities and prepayments of investment
        securities available-for-sale ..................................   $    53,206         17,668         21,393
    Purchases of investment securities available-for-sale ..............       (69,741)       (39,221)       (11,761)
    Proceeds from maturities and prepayments of investment
        securities held-to-maturity ....................................         1,813         10,493          6,841
    Purchases of investment securities held-to-maturity ................          (982)        (9,000)       (31,702)
    Principal collected on installment and commercial loans ............       101,148         79,019         69,778
    Installment and commercial loans originated or acquired ............      (137,516)      (121,285)      (105,036)
    Proceeds from sales of commercial loans ............................         7,857         10,001          6,779
    Principal collections on mortgage loans ............................        50,538         40,402         39,101
    Mortgage loans originated or acquired ..............................      (128,528)      (102,779)      (116,055)
    Proceeds from sales of mortgage loans ..............................        72,243         58,702         55,717
    Net proceeds from sales (acquisition) of real estate owned .........          (358)            52            434
    Net purchase of FHLB and FRB stock .................................          (694)        (1,310)        (1,060)
    Net addition of premises and equipment .............................        (1,941)        (1,335)        (2,233)
    Acquisition of minority interest ...................................          (114)           (14)           (55)
                                                                           -----------    -----------    -----------
         NET CASH USED BY INVESTING ACTIVITIES .........................       (53,069)       (58,607)       (67,859)
                                                                           -----------    -----------    -----------
FINANCING ACTIVITIES:

    Net increase in deposits ...........................................   $    30,154         32,863         11,108
    Net increase in FHLB advances and other borrowed funds .............        26,277         36,593         27,889
    Net increase (decrease) in advance payments from borrowers for taxes
      and insurance ....................................................          (132)           305            (28)
    Net decrease in securities sold under repurchase agreements ........       (11,014)       (12,247)        18,064
    Cash dividends paid to stockholders ................................        (2,291)        (1,824)        (1,642)
    Treasury stock purchased ...........................................          (192)          (714)          (160)
    Proceeds from exercise of stock options and additional shares issued           829            221            523
                                                                           -----------    -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ......................        43,631         55,197         55,754
                                                                           -----------    -----------    -----------
        NET INCREASE IN CASH AND CASH EQUIVALENTS ......................         1,820          8,428         (4,914)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        25,329         16,901         21,815
                                                                           -----------    -----------    -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    27,149         25,329         16,901
                                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for: Interest ..........................   $    18,424         15,821         11,424
                                     Income taxes.......................   $     5,491          4,367          4,576

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)     GENERAL

Glacier Bancorp, Inc. (the "Company"), a Delaware corporation organized in 1990, is a multi-bank, thrift holding company which provides a full range of banking services to individual and corporate customers in Montana through its subsidiary banks. The subsidiary banks are subject competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

The accounting and consolidated financial statement reporting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowance for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

(b)     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its bank subsidiaries, Glacier Bank (the "Savings Bank"), First Security Bank of Missoula, First National Bank of Whitefish, and First National Bank of Eureka (collectively the "Commercial Banks"). All significant intercompany transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock of Glacier Bank and First Security Bank of Missoula, and 94% and 93% of the First National Banks of Whitefish and Eureka, respectively.

The First Security Bank of Missoula was acquired on December 31, 1996 through an exchange of stock with Missoula Bancshares, Inc. formerly the parent company of First Security Bank. The pooling of interests accounting method is being used for this merger transaction. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented.

(c)     CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

(d)     INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling them in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity.

Premiums and discounts on investment securities are amortized or accreted into income using a method which approximates the level-yield interest method.

The cost of any investment, if sold, is determined by specific identification. Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value.

(e)     LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance reduced by any chargeoffs or specific valuation accounts and net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased loans are amortized over the expected life of loans using methods that approximate the interest method.

(f)     LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized by charges to income.

(g)     LOAN ORIGINATION FEES

Statement of Financial Accounting Standards (SFAS) No. 91 provides for the deferral of loan origination fees and direct loan origination costs with those amounts recognized over the lives of the related loans as an adjustment of the loan's yield using a method which approximates the level-yield method.

(h)     ALLOWANCE FOR LOAN LOSSES

Management's periodic evaluations of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loans's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such case, the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

During 1996 and 1995 the amount of impaired loans was not material.

(I) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is generally computed on a straight-line method over the estimated useful lives, which range from five to fifty years, of the various classes of assets from their respective dates of acquisition.

(J) REAL ESTATE OWNED

Property acquired by foreclosure or deed in lieu of foreclosure is carried at the lower of cost or estimated fair value, not to exceed estimated net realizable value. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, this deficiency is recognized as a valuation allowance and is charged to expense.

(K) RESTRICTED STOCK INVESTMENTS

The Company holds stock in the Federal Home Loan Bank (FHLB); Federal Home Loan Mortgage Corporation (FHLMC); and the Federal Reserve Bank (FRB). These investments are carried at the lower of cost or market value.

(L) GOODWILL

Goodwill is being amortized against income using the straight-line method over 15 years.

(M) INCOME TAXES

Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(N) STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded over the vesting period only if at the date of grant the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards determined on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 for stock based awards to employees and provide pro forma income and pro forma earnings per share disclosures for employee stock options granted in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(O) IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

Effective January 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flow is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position or results of operations. At December 31, 1996 there were no assets that were considered impaired.

(P) MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or originated and retained. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 1996 and 1995 the carrying value of originated servicing rights was approximately $396,000 and $176,000, respectively. There was no impairment of value at December 31, 1996 or 1995.

(Q) FUTURE ACCOUNTING CHANGES

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of the financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect the adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position or results of operations.

2.  CASH ON HAND AND IN BANKS:

The subsidiary banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in the form of cash. The amount of this required reserve balance at December 31, 1996 was approximately $4,000,000 and was met by maintaining cash and an average reserve balance with the Federal Reserve Bank in excess of this amount.

3.  Investment Securities:

A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows at:

DECEMBER 31, 1996

                                                                  Gross Unrealized           Estimated
                                                 Amortized    -------------------------        Fair
              (dollars in thousands)                Cost         Gains          Losses         Value
                                                -----------   -----------    -----------    -----------
                 HELD-TO-MATURITY

U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............   $     1,993            13              0          2,006
      maturing one through five years .......         3,000             0            (18)         2,982
      maturing five years through ten years .         4,998             3            (15)         4,986
      maturing after ten years ..............         2,980             0            (48)         2,932
                                                -----------   -----------    -----------    -----------
                                                     12,971            16            (81)        12,906
                                                -----------   -----------    -----------    -----------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............           506             1              0            507
      maturing one year through five years ..         1,200            37             (1)         1,236
      maturing five years through ten years .           585            12              0            597
      maturing after ten years ..............         1,148            27              0          1,175
                                                -----------   -----------    -----------    -----------
                                                      3,439            77             (1)         3,515
                                                -----------   -----------    -----------    -----------
MORTGAGE-BACKED SECURITIES ..................         4,045             2            (32)         4,015
                                                -----------   -----------    -----------    -----------
          TOTAL HELD-TO-MATURITY SECURITIES .   $    20,455            95           (114)        20,436
                                                ===========   ===========    ===========    ===========

                AVAILABLE-FOR-SALE

U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............   $     8,984             8             (6)         8,986
      maturing one year through five years ..         6,177            21             (7)         6,191
      maturing five years through ten years .         2,205            10             (4)         2,211
      maturing after ten years ..............        10,114            11           (188)         9,937
                                                -----------   -----------    -----------    -----------
                                                     27,480            50           (205)        27,325
                                                -----------   -----------    -----------    -----------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............           250             5              0            255
      maturing one year through five years ..           403             0            (19)           384
      maturing after ten years ..............        14,920           125            (20)        15,025
                                                -----------   -----------    -----------    -----------
                                                     15,573           130            (39)        15,664
                                                -----------   -----------    -----------    -----------

MORTGAGE-BACKED SECURITIES ..................        24,319           534           (164)        24,689
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....        17,684             0           (312)        17,372
                                                -----------   -----------    -----------    -----------
          TOTAL AVAILABLE-FOR-SALE SECURITIES   $    85,056           714           (720)        85,050
                                                ===========   ===========    ===========    ===========

DECEMBER 31, 1995

                                                                  Gross Unrealized           Estimated
                                                 Amortized    -------------------------        Fair
              (dollars in thousands)                Cost         Gains          Losses         Value
                                                -----------   -----------    -----------    -----------
                 HELD-TO-MATURITY

U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............   $     1,000             0             (5)           995
      maturing one through five years .......         4,975            32            (14)         4,993
      maturing five years through ten years .         4,994            99              0          5,093
      maturing after ten years ..............         2,979            57              0          3,036
                                                -----------   -----------    -----------    -----------
                                                     13,948           188            (19)        14,117
                                                -----------   -----------    -----------    -----------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............           210             1              0            211
      maturing one year through five years ..         1,601            51             (1)         1,651
      maturing five years through ten years .           579            32             (1)           610
      maturing after ten years ..............           316             0              0            316
                                                -----------   -----------    -----------    -----------
                                                      2,706            84             (2)         2,788
                                                -----------   -----------    -----------    -----------
MORTGAGE-BACKED SECURITIES ..................         4,610            20              0          4,630
                                                -----------   -----------    -----------    -----------
          TOTAL HELD-TO-MATURITY SECURITIES .   $    21,264           292            (21)        21,535
                                                ===========   ===========    ===========    ===========

                AVAILABLE-FOR-SALE

U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............   $     7,964             5            (13)         7,956
      maturing one year through five years ..         3,501            53             (7)         3,547
      maturing five years through ten years .         5,459            77              0          5,536
      maturing after ten years ..............        13,584           105              0         13,689
                                                -----------   -----------    -----------    -----------
                                                     30,508           240            (20)        30,728
                                                -----------   -----------    -----------    -----------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............         3,759             0           (114)         3,645
      maturing one year through five years ..           246             0             (2)           244
      maturing after ten years ..............         1,530           186              0          1,716
                                                -----------   -----------    -----------    -----------
                                                      5,535           186           (116)         5,605
                                                -----------   -----------    -----------    -----------

MORTGAGE-BACKED SECURITIES ..................        30,157           990            (63)        31,084
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....         2,174             7             (7)         2,174
                                                -----------   -----------    -----------    -----------
          TOTAL AVAILABLE-FOR-SALE SECURITIES   $    68,374         1,423           (206)        69,591
                                                ===========   ===========    ===========    ===========

Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal.

The Company has not entered into any swaps, options or futures contracts. Included in the U.S. Government and Federal Agencies security amounts are investments in structured notes which have contractual step-up interest rates and call features.

Gross proceeds from sales of investment securities for the years ended December 31, 1996, 1995, and 1994, were approximately $23,065,000, $5,111,000, and
$6,469,000 respectively, resulting in gross gains of approximately $291,000, $47,000 and $19,000 and gross losses of approximately $170,000, $53,000, and $41,000, respectively.

At December 31, 1996, the Company had investment securities with book values of approximately $38,793,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for the Treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits consist of nine certificates which are backed by the FNMA, GNMA and FHLMC.

At December 31, 1996 and 1995 the minority interest share of the unrealized gain
(loss) was ($7,000) and $9,000, respectively.

4.  LOANS RECEIVABLE:

The following is a summary of loans receivable at:

                                                  December 31,
                                            ------------------------
     (dollars in thousands)                     1996          1995
                                            -----------  -----------
Real Estate Loans and Contracts:
     Residential first mortgage loans ...   $   160,116      145,058
     Construction .......................        16,651       18,425
     FHA and VA loans ...................        17,940       23,426
     Loans held for sale ................         3,900        5,951
                                            -----------  -----------
                                                198,607      192,860
Commercial Loans:
     Real estate ........................        49,130       43,059
     Other commercial loans .............        50,940       42,557
                                            -----------  -----------
                                                100,070       85,616
Installment and Other Loans:
     Consumer loans .....................        51,780       47,349
     Home equity loans ..................        35,743       27,376
     Outstanding balances on credit cards         3,725        3,139
                                            -----------  -----------
                                                 91,248       77,864
Less:
     Allowance for losses ...............        (3,284)      (3,077)
                                            -----------  -----------
                                            $   386,641      353,263
                                            ===========  ===========

Summary of activity in allowance for losses on loans:


                                       Years ended December 31,
                               -----------------------------------------
     (Dollars in thousands)          1996         1995          1994
                               -----------    -----------    -----------
Balance, beginning of period   $     3,077          2,647          2,330
Net charge offs ............          (673)          (151)            (4)
Provision ..................           880            581            321
                               -----------    -----------    -----------
Balance, end of period .....   $     3,284          3,077          2,647
                               ===========    ===========    ===========

Approximately 90 percent of the Company's total loans receivable are with customers located in Western Montana.

The weighted average interest rate on loans was 8.82%, and 9.01% at December 31, 1996 and 1995, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and letters of credit, and involve to varying degrees, elements of credit risk.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 1996 and 1995 serviced loans sold to others were $115,437,000 and $103,756,000, respectively.

At December 31, 1996, the Company had outstanding commitments as follows (dollars in thousands):

Letters of credit ...........................................       $     3,028
Loans and loans in process ..................................            19,942
Unused consumer lines of credit .............................            20,268
                                                                    -----------
                                                                    $    43,238
                                                                    ===========

Accrued Interest Receivable:

                                                             December 31,
                                                      --------------------------
     (dollars in thousands)                               1996          1995
                                                      -----------    -----------
Investment securities ............................    $       826            777
Mortgage-backed securities .......................            291            253
Loans receivable .................................          2,356          2,323
                                                      -----------    -----------
                                                      $     3,473          3,353
                                                      ===========    ===========

5.  PREMISES AND EQUIPMENT:

Premises and equipment consist of the following at:

                                                            December 31,
                                                     -------------------------
      (dollars in thousands)                             1996          1995
                                                     -----------   -----------
Land .............................................  $     2,067          1,906
Office buildings and construction in progress ....        9,378          8,421
Furniture, fixtures and equipment ................        5,313          4,777
Leasehold improvements ...........................          580            293
Accumulated depreciation .........................       (6,046)        (5,318)
                                                    -----------    -----------
                                                    $    11,292         10,079
                                                    ===========    ===========

6.  DEPOSITS:

Deposits consist of the following at:

                                                                                   December 31,
                                                ---------------------------------------------------------------------
                                                                  1996                                1995
                                                ----------------------------------------    -------------------------
                                                 Weighted
     (dollars in thousands)                     Average Rate     Amount         Percent       Amount        Percent
                                                -----------    -----------   -----------    -----------   -----------
Demand accounts .............................           0.0%   $    64,330          20.0%        53,755          18.4%
                                                               -----------   -----------   ------------   -----------
NOW accounts ................................           2.0%        59,602          18.5%        56,067          19.3%
Savings accounts ............................           3.0%        37,097          11.5%        39,274          13.5%
Money market demand accounts ................           4.3%        54,754          17.0%        44,982          15.4%
Certificate accounts:
     3.00% and lower ........................                          192           0.1%            76           0.0%
     3.01% to 4.00% .........................                          513           0.2%         1,008           0.3%
     4.01% to 5.00% .........................                       16,702           5.2%        23,706           8.1%
     5.01% to 6.00% .........................                       63,466          19.8%        34,127          11.8%
     6.01% to 7.00% .........................                       23,271           7.2%        36,939          12.7%
     7.01% to 8.00% .........................                        1,443           0.4%         1,460           0.5%
     8.01% to 9.00% .........................                          286           0.1%           106           0.0%
     9.01% to 10.00% ........................                           74           0.0%            75           0.0%
     10.01% to 11.00% .......................                            9           0.0%            10           0.0%
                                                               -----------   -----------    -----------   -----------
            Total certificate accounts ......           5.6%       105,956          33.0%        97,507          33.4%
                                                               -----------   -----------    -----------   -----------
Total interest bearing deposits .............           4.1%       257,409          80.0%       237,830          81.6%
                                                               -----------   -----------    -----------   -----------
Total deposits ..............................           3.3%   $   321,739         100.0%       291,585         100.0%
                                                               ===========   ===========    ===========   ===========
Deposits with a balance in excess of $100,000 ...............  $    67,678                  $    52,576



At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                                                        Years ending December 31,
                                         --------------------------------------------------------------
     (dollars in thousands)   Total        1997         1998         1999         2000       Thereafter
                            ----------   ----------   ----------   ----------   ----------   ----------
3.00% and lower .........   $      192          154           13           21            3            1
3.01% to 4.00% ..........          513          475           18            3            0           17
4.01% to 5.00% ..........       16,702       14,066        1,957          671            4            4
5.01% to 6.00% ..........       63,466       47,637       11,314        2,558          608        1,349
6.01% to 7.00% ..........       23,271        7,336        4,695        2,679        4,855        3,706
7.01% to 8.00% ..........        1,443           97        1,242           70            0           34
8.01% to 9.00% ..........          286           34          205           24            8           15
9.01% to 10.00% .........           74           63            0           11            0            0
10.01% to 11.00% ........            9            0            0            9            0            0
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $  105,956       69,862       19,444        6,046        5,478        5,126
                            ==========   ==========   ==========   ==========   ==========   ==========

Interest expense on deposits is summarized as follows:

                                                   Years ended December 31,
                                            ------------------------------------
     (dollars in thousands)                    1996         1995         1994
                                            ----------   ----------   ----------
NOW accounts ............................   $    1,185        1,074        1,039
Money market demand accounts ............        2,156        1,667        1,259
Certificate accounts ....................        5,772        4,681        3,302
Savings accounts ........................        1,159        1,197        1,247
                                            ----------   ----------   ----------
                                            $   10,272        8,619        6,847
                                            ==========   ==========   ==========

7.  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE:

Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1996:

                                                      Maturing in years ending December 31,
                            ----------------------------------------------------------------------------------------
   (dollars in thousands)     Total         1997         1998         1999         2000         2001       2002-2011
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
4.00% to 5.00% ..........   $   15,435          877          377          336        1,000       12,845            0
5.01% to 6.00% ..........       96,696       66,969       16,414        7,995        2,021        1,398        1,899
6.01% to 7.00% ..........       30,171        5,535       17,470          355        6,260          154          397
7.01% to 8.00% ..........          987           32           32           32           32           32          827
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            $  143,289       73,413       34,293        8,718        9,313       14,429        3,123
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========


Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1995:

                                                      Maturing in years ending December 31,
                            ----------------------------------------------------------------------------------------
 (dollars in thousands)       Total         1996         1997         1998        1999          2000       2001-2009
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
4.00% to 5.00% ..........   $    5,926        3,195        1,102          601          561          321          146
5.01% to 6.00% ..........       85,508       58,245       14,734        4,599        2,980        1,857        3,093
6.01% to 7.00% ..........       29,280        4,116        5,531       12,467          353        6,259          554
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            $  120,714       65,556       21,367       17,667        3,894        8,437        3,793
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, and qualifying real estate loans and investments totaling approximately $233,661,000 and $189,580,000 at December 31, 1996 and 1995, respectively.

The weighted average interest rate on these advances was 5.67% and 5.80% at December 31, 1996 and 1995, respectively.

8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS:

Securities sold under agreements to repurchase consist of the following at:

                                                                                          Book          Market
                                                                        Weighted         value of      value of
                                                         Repurchase      average        underlying    underlying
                 (dollars in thousands)                    amount       rate paid         assets        assets
                                                         -----------    -----------    -----------   -----------
December 31, 1996:

Securities sold under agreements to repurchase within:
       1-30 days .....................................   $     6,532           4.03%   $    10,162   $    10,457
      31-90 days .....................................         1,300           5.34%         2,908         2,992
     Greater than 90 days ............................         1,959           5.34%         3,703         3,811
                                                         -----------    -----------    -----------   -----------
                                                         $     9,791           4.46%   $    16,773   $    17,260
                                                         ===========    ===========    ===========   ===========

December 31, 1995:
Securities sold under agreements to repurchase within:
       1-30 days .....................................   $    14,280           4.13%   $    17,741   $    18,290
      31-90 days .....................................         6,025           5.13%         6,432         6,662
     Greater than 90 days ............................           500           5.51%           584           612
                                                         -----------    -----------    -----------   -----------
                                                         $    20,805           4.46%   $    24,757   $    25,564
                                                         ===========    ===========    ===========   ===========

The securities underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 1996 securities sold under agreements to repurchase averaged approximately $17,000,000 and the maximum outstanding at any month end during the year was approximately $22,000,000.

In 1996 the Company entered into the treasury tax and loan account note option program, which provides short term funding up to $12,000,000 at federal funds rate minus 25 basis points. The borrowings are secured with investment securities with an amortized cost of approximately $15,400,000. At December 31, 1996 the outstanding balance under this program was approximately $5,200,000.

Other borrowed funds prior to 1996 related to Missoula Bancshares, Inc. to acquire First Security. The debt was repaid prior to the merger with the Company.

9.  STOCKHOLDERS' EQUITY:

For regulatory purposes, the Savings Bank is required to maintain three minimum capital requirements. Failure to maintain the required capital can result in regulatory action to limit the Savings Bank's operations.

Savings Bank capital components at December 31, 1996, are as follows:

                                                   Tangible Capital              Core Capital               Risk-based Capital
                                             --------------------------    --------------------------    --------------------------
         (dollars in thousands)                   $              %              $              %              $              %
                                             -----------    -----------    -----------    -----------    -----------    -----------
GAAP Capital .............................   $    31,767           8.76%   $    31,767           8.76%   $    31,767          16.93%
Net unrealized gains on securities
     available-for-sale ..................           (33)         -0.01%           (33)         -0.01%           (33)         -0.02%
Allowance for loan losses ................          --             --             --             --            1,475           0.79%
                                             -----------    -----------    -----------    -----------    -----------    -----------
Regulatory capital computed ..............        31,734           8.75%        31,734           8.75%        33,209          17.70%
Minimum capital requirement ..............         5,437           1.50%        10,874           3.00%        15,007           8.00%
                                             -----------    -----------    -----------    -----------    -----------    -----------
Regulatory Capital Excess ................   $    26,297           7.25%   $    20,860           5.75%   $    18,202           9.70%
                                             ===========    ===========    ===========    ===========    ===========    ===========

Savings associations that meet or exceed their capital requirements may make capital distributions during any one year up to an amount that would reduce its surplus capital ratio to no less than one-half of its surplus capital ratio at the beginning of the calendar year. Under this regulation the amount of allowable distributions was approximately $1,150,000 as of year end.

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 1996, the Commercial Banks capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%.

National banks may not pay dividends without the approval of the Comptroller of the Currency if the total of all dividends declared will exceed the sum of its net profits for the current year and the preceding two calendar years. The amount available for dividend distribution by the National Banks as of December 31, 1996, was approximately $1,242,000.

State banks such as First Security may pay dividends up to the total of the prior two years earnings without permission of the State regulator. The amount available for dividend distribution by First Security as of December 31, 1996, was approximately $3,015,000.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of December 31, 1996.

                                                      Tier I (Core) Capital     Tier II (Total) Capital        Leverage Capital
                                                     -----------------------    ------------------------    -----------------------
         (dollars in thousands)                          $            %             $             %              $             %
                                                     ----------   ----------    ----------    ----------    ----------    ---------
GAAP Capital .....................................   $   51,948                 $   51,948                  $   51,948
Goodwill .........................................       (1,526)                    (1,526)                     (1,526)
Net unrealized gains on securities
     available-for-sale ..........................           (5)                        (5)                         (5)
Allowance for loan losses ........................         --                        3,284                        --
                                                     ----------                 ----------                  ----------
Regulatory capital computed ......................   $   50,417                 $   53,701                  $   50,417
                                                     ==========                 ==========                  ==========

Capital as % of assets ...........................                     16.00%                      16.86%                      9.23%
Regulatory "well capitalized" requirement ........                      6.00%                      10.00%                      5.00%
                                                                  ----------                  ----------                  ---------
Excess over "well capitalized" requirement .......                     10.00%                       6.86%                      4.23%
                                                                  ==========                  ==========                  =========

10.  FEDERAL AND STATE INCOME TAXES:

The following is a summary of consolidated income tax expense for:

                                                                     Years ended December 31,
                                                          --------------------------------------------
              (dollars in thousands)                          1996            1995            1994
                                                          ------------    ------------    ------------
Current:
     Federal ..........................................   $      4,201           4,270           3,497
     State ............................................            916             988             836
                                                          ------------    ------------    ------------
      Total current tax expense .......................          5,117           5,258           4,333
                                                          ------------    ------------    ------------

Deferred:
     Federal ..........................................            (45)            (90)            112
     State ............................................             18             (29)             22
                                                          ------------    ------------    ------------
       Total deferred tax expense (benefit) ...........            (27)           (119)            134
                                                          ------------    ------------    ------------
         Total income tax expense .....................   $      5,090           5,139           4,467
                                                          ============    ============    ============

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                                     Years ended December 31,
                                                          --------------------------------------------
                                                              1996            1995            1994
                                                          ------------    ------------    ------------
Federal statutory rate ................................           34.0%           34.0%           34.0%
State taxes, net of federal income tax benefit ........            4.5%            4.5%            4.5%
Non-deductible merger expenses ........................            1.7%            0.0%            0.0%
Other, net ............................................            0.5%            0.7%            0.8%
                                                          ------------    ------------    ------------
                                                                  40.7%           39.2%           39.3%
                                                          ------------    ------------    ------------

The tax effects of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows at:

                                                                                           December 31,
                                                                                   ----------------------------
                        (dollars in thousands)                                         1996            1995
                                                                                   ------------    ------------
Deferred tax assets:
   Allowance for losses on loans ...............................................   $      1,269           1,129
   Available-for-sale securities fair value adjustment .........................              4               0
   Other .......................................................................             86             166
                                                                                   ------------    ------------
          Total gross deferred tax assets ......................................   $      1,359           1,295
                                                                                   ------------    ------------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends ......................................   $     (1,058)           (790)
   Fixed assets, due to differences in depreciation ............................           (339)           (304)
   Discount on loans and investments due to prior years' sale with
       concurrent purchase .....................................................           (196)           (249)
   Tax bad debt reserve in excess of base-year reserve .........................           (768)           (930)
   Available-for-sale securities fair value adjustment .........................              0            (464)
   Basis difference from acquisitions ..........................................           (216)           (261)
   Other .......................................................................           (228)           (238)
                                                                                   ------------    ------------
           Total gross deferred tax liabilities ................................         (2,805)         (3,236)
                                                                                   ------------    ------------
           Net deferred tax liability ..........................................   $     (1,446)         (1,941)
                                                                                   ============    ============

There was no valuation allowance at December 31, 1996 and 1995 because management believes that it is more likely than not that the company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future operating income.

For taxable years beginning prior to January 1, 1996, savings institutions such as the Savings Bank were allowed, if certain conditions were met, a special bad debt deduction for income tax purposes based on a percentage of taxable income before such deduction.

As a result of recently enacted federal legislation, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves. At December 31, 1996, the Savings Bank's post-1987 tax bad debt reserves were approximately $2.6 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement which the Savings Bank anticipates will be met.

Retained earnings at December 31, 1996 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

11.  EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 1996, 1995, and 1994 was approximately $366,000, $287,000 and $249,000 respectively. The employees of First Security will be eligible to participate in the plan during 1997.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 1996, 1995 and 1994 was approximately $106,000, $95,000, and $85,000, respectively. Employees of First Security will be eligible to participate in the plan in 1997.

In 1995 a Supplemental Executive Retirement Plan (SERP) was adopted which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 1996 and 1995 was approximately $41,000 and $19,000 respectively.

In 1995 a non-funded deferred compensation plan for directors and senior officers was established. The plan provides for the deferral of cash payments of up to 25% of a participants salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $87,000, and zero for the years ending December 31, 1996 and 1995, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings credit for 1996 and 1995 was approximately $5,000 and zero, respectively.

First Security Bank of Missoula had a discretionary non-contributory profit sharing plan covering substantially all employees, with funding of contributions as accrued. The total plan expense for the years ended December 31, 1996, 1995, and 1994 was approximately $262,000, $235,000 and $212,000 respectively. The plan was terminated as of December 31, 1996.

The Company has entered into employment contracts with eight senior officers that provide benefits under certain conditions following a change in control of the Company.

12.  EARNINGS PER SHARE:

Earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Previous period amounts are restated for the effect of stock dividends. Stock options are considered common stock equivalents, but are excluded from earnings per share computations due to immateriality.

                                                 Years ended December 31,
                                          -------------------------------------
                                             1996          1995         1994
                                          -----------   ----------   ----------
Weighted average common shares  .........   4,510,300     4,468,387    4,460,830

13.  STOCK OPTION PLANS:

During fiscal 1984, an Incentive Stock Option Plan was approved which provided for the grant of options limited to 168,750 shares to certain full time employees of the Company. In the year ended June 30, 1990, additional Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provides for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provides for the grant of options limited to 279,768 shares to key employees of the Company. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plan must be at least equal to the per share market value of such stock at the date the option is granted. The 1984 plan also contains provisions permitting the optionee, with the approval of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the then fair market value of the shares on the date of surrender. The fiscal 1990 and 1995 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. All option shares are adjusted for stock splits and stock dividends.

At December 31, 1996, total stock options available for issuance are 288,451.

Changes in stock options for the years ended December 31, 1996, 1995, and 1994, are summarized as follows:

                                              Options                      Options
                                            Outstanding                  Exercisable
                                    --------------------------    --------------------------
     (dollars in thousands)            Shares         Amount         Shares        Amount
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1993 ......       143,122    $     2,224         48,222    $       350
Canceled ........................        (9,190)          (166)          (665)            (4)
Granted .........................        33,000            652              0              0
Became exercisable ..............             0              0         18,755            254
Stock dividend ..................        16,575              0          3,785              0
Exercised .......................       (40,341)          (270)       (40,341)          (270)
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1994 ......       143,166    $     2,440         29,756    $       330
                                    -----------    -----------    -----------    -----------
Canceled ........................        (9,020)          (131)        (9,020)          (131)
Granted .........................         2,500             49              0              0
Became exercisable ..............             0              0         78,030          1,458
Stock dividend ..................        12,109              0          7,559              0
Exercised .......................       (20,278)          (221)       (20,278)          (221)
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1995 ......       128,477    $     2,137         86,047    $     1,436
                                    ===========    ===========    ===========    ===========
Canceled ........................        (5,853)          (102)        (1,266)           (20)
Granted .........................       112,880          2,152              0              0
Became exercisable ..............             0              0         55,261            958
Stock dividend ..................        20,520              0         13,286              0
Exercised .......................       (36,697)          (549)       (36,697)          (549)
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1996 ......       219,327    $     3,638        116,631    $     1,825
                                    ===========    ===========    ===========    ===========

At December 31, 1996, the remaining stock options outstanding are at exercise prices ranging from $10.24 to $24.62 per share. The options exercised during the year ended December 31, 1996 were at prices from $7.37 to $19.09.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.75 and $2.12 on the date of grant using the Black Scholes option-pricing model with the following assumptions: 1996 - expected dividend yield of 2.9%, risk-free interest rate of 5.8%, volatility ratio of .024, and expected life of 4.8 years: 1995 - expected dividend yield of 2.9%, risk-free interest rate of 5.9%, volatility ratio .024, and expected life of 3.5 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                Years ended December 31,
                                           ---------------------------------
                                                 1996              1995
                                           ---------------   ---------------
Net earnings -       As reported           $        7,425    $         7,975
                     Pro forma                      7,378              7,969

Earnings per share - As reported           $         1.65    $          1.77
                     Pro forma                       1.64               1.76

Pro forma net earnings and earnings per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings and earnings per share amounts presented above because compensation cost is reflected over the options vesting period of 2 years and proforma compensation cost for options granted prior to January 1, 1995 is not considered.

In September 1993 Missoula Bancshares, Inc. granted 1,000 shares of common stock to a senior officer to be issued on or after September 1998 at the election of the officer, with vesting over the five year period. In conjunction with the merger of Missoula Bancshares, Inc., the Company issued 14,930 shares which was the vested portion of the 1,000 shares at the exchange ratio, and converted the non-vested portion to options for 8,040 Company shares which will fully vest at the end of September 1998. The related compensation expense, based on the fair value of the common stock at the date of the grant, is being charged to expense over the service period with a corresponding credit to paid-in capital.

14  PARENT COMPANY INFORMATION (CONDENSED):

The following condensed financial information is the unconsolidated (Parent Company Only) information for Glacier Bancorp, Inc, combined with Missoula Bancshares Inc:


                 Statements of Financial Condition                                   December 31,
                      (dollars in thousands)                                  ----------------------------
                                                                                 1996             1995
                                                                              ------------    ------------
Assets:
   Cash ...................................................................   $      1,407             674
   Investments securities, available-for-sale, at market value ............          1,742           1,698
   Investments securities, held-to-maturity, at cost ......................             97             100
   Other assets ...........................................................             84           1,302
   Goodwill, net ..........................................................          1,526           1,694
   Investment in subsidiaries .............................................         48,462          44,361
                                                                              ------------    ------------
                                                                              $     53,318          49,829
                                                                              ============    ============
Liabilities and Stockholders' Equity:
   Dividends payable ......................................................   $        725             488
   Notes payable ..........................................................              0           1,500
   Other liabilities ......................................................            645           1,022
                                                                              ------------    ------------
           Total liabilities ..............................................          1,370           3,010
                                                                              ------------    ------------

   Common stock ...........................................................             46              42
   Paid-in capital ........................................................         34,571          26,938
   Retained earnings ......................................................         18,392          19,969
   Treasury stock .........................................................         (1,066)           (874)
   Net unrealized gains on securities available-for-sale ..................              5             744
                                                                              ------------    ------------
            Total stockholders' equity ....................................         51,948          46,819
                                                                              ------------    ------------
                                                                              $     53,318          49,829
                                                                              ============    ============


                     Statements of Operations                                            Years ended December 31,
                      (dollars in thousands)                                  --------------------------------------------
                                                                                  1996            1995             1994
                                                                              ------------    ------------    ------------
Revenues
   Dividends from subsidiaries ............................................   $      3,893           4,259           2,650
   Other income ...........................................................            266              61              60
   Intercompany charges for services ......................................          1,584           1,865           1,595
                                                                              ------------    ------------    ------------
        Total revenues ....................................................          5,743           6,185           4,305
                                                                              ------------    ------------    ------------
Expenses
   Employee compensation and benefits .....................................          1,971           2,010           1,642
   Goodwill amortization ..................................................            168             179             189
   Other operating expenses ...............................................            989             650             531
                                                                              ------------    ------------    ------------
        Total expenses ....................................................          3,128           2,839           2,362
                                                                              ------------    ------------    ------------

   Earnings before income tax benefit and equity in undistributed
         earnings of subsidiaries .........................................          2,615           3,346           1,943
   Income tax benefit .....................................................           (202)           (264)           (194)
                                                                              ------------    ------------    ------------
   Income before equity in undistributed earnings of subsidiaries .........          2,817           3,610           2,137
   Equity in undistributed earnings of subsidiaries .......................          4,608           4,365           4,752
                                                                              ------------    ------------    ------------
Net earnings ..............................................................   $      7,425           7,975           6,889
                                                                              ============    ============    ============

                     Statements of Cash Flows                                               Years ended December 31,
                      (dollars in thousands)                                       --------------------------------------------
                                                                                       1996            1995            1994
                                                                                   ------------    ------------    ------------
Operating Activities
   Net earnings ................................................................   $      7,425           7,975           6,889
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Goodwill amortization .......................................................            168             179             189
   Gain on sale of investments available-for-sale ..............................           (127)              0               0
   Equity in undistributed earnings of subsidiaries ............................         (4,608)         (4,365)         (4,752)
   Net increase (decrease) in other assets and other liabilities ...............          1,163             (82)           (300)
                                                                                   ------------    ------------    ------------
Net cash provided by operating activities ......................................          4,021           3,707           2,026
                                                                                   ------------    ------------    ------------

Investing activities
   Purchases of investment securities available-for-sale .......................           (221)         (1,198)           (256)
   Purchases of investment securities held-to-maturity .........................              0            (100)
   Proceeds from sales and maturities of securities available-for-sale .........            198               0               0
   Proceeds from maturities of securities held-to-maturity .....................              3               0               0
   Acquisition of minority interest ............................................           (114)            (14)            (55)
                                                                                   ------------    ------------    ------------
Net cash used by investing activities ..........................................           (134)         (1,312)           (311)
                                                                                   ------------    ------------    ------------

Financing activities
   Proceeds from exercise of stock options and other stock issued ..............            829             221             523
   Treasury stock purchased ....................................................           (192)           (714)           (160)
   Principal reductions on notes payable .......................................         (1,500)           (900)           (600)
   Cash dividends paid to stockholders .........................................         (2,291)         (1,824)         (1,642)
                                                                                   ------------    ------------    ------------
Net cash used by financing activities ..........................................         (3,154)         (3,217)         (1,879)
                                                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................            733            (822)           (164)
Cash and cash equivalents at beginning of period ...............................            674           1,496           1,660
                                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period .....................................   $      1,407             674           1,496
                                                                                   ============    ============    ============

15.  UNAUDITED QUARTERLY FINANCIAL DATA:

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                                          Quarters Ended
                                           ---------------------------------------------------------------------------------
                                              March 31, 1996        June 30, 1996   September 30, 1996    December 31, 1996
                                           ------------------   ------------------   ------------------   ------------------
Interest income ........................   $            9,831               10,133               10,562               10,622
Interest expense .......................                4,454                4,538                4,735                4,829
Net earnings ...........................                2,028                2,201                1,499                1,697
Earnings per share [1] .................                 0.45                 0.49                 0.33                 0.38
Dividends per share [2] ................                 0.15                 0.16                 0.16                 0.16
Market range high-low [1] ..............        $20.45-$17.73        $22.38-$19.09        $25.25-$20.25        $25.25-$23.25

                                                                          Quarters Ended
                                           ---------------------------------------------------------------------------------
                                              March 31, 1995        June 30, 1995   September 30, 1995    December 31, 1995
                                           ------------------   ------------------   ------------------   ------------------
Interest income ........................   $            8,599                8,915                9,542                9,796
Interest expense .......................                3,607                3,820                4,264                4,378
Net earnings ...........................                1,810                1,939                2,114                2,112
Earnings per share [1] .................                 0.40                 0.43                 0.47                 0.47
Dividends per share [2] ................                 0.13                 0.14                 0.14                 0.15
Market range high-low [1] ..............        $15.50-$13.64        $17.73-$14.87        $20.00-$16.14        $19.88-$16.82

                                                                          Quarters Ended
                                           ---------------------------------------------------------------------------------
                                               March 31, 1994        June 30, 1994   September 30, 1994    December 31, 1994
                                           ------------------   ------------------   ------------------   ------------------
Interest income ........................   $            6,602                7,031                7,653                8,075
Interest expense .......................                2,613                2,737                2,953                3,193
Net earnings ...........................                1,431                1,756                1,900                1,802
Earnings per share [1] .................                 0.32                 0.39                 0.42                 0.40
Dividends per share [2] ................                 0.09                 0.10                 0.10               0.20[3]
Market range high-low [1] ..............        $17.09-$14.65        $15.22-$13.15        $16.12-$14.25        $15.70-$13.43

[1]    Per share amounts adjusted to reflect effect of 10% Stock Dividend.

[2] Per share amounts adjusted to reflect effect of 10% Stock Dividend, not adjusted for shares issued in merger.

[3]    Extraordinary dividend was paid at $.10 per share.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

Financial instruments has been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                               December 31, 1996             December 31, 1995
                                                          ---------------------------    --------------------------
                       (dollars in thousands)                Amount       Fair Value        Amount       Fair Value
                                                          -------------   -----------    -----------     ----------
Financial Assets:
Cash ..................................................   $     24,666         24,666         20,979         20,979
Interest bearing cash deposits ........................          2,483          2,483          4,350          4,350
Investment securities .................................         59,399         59,410         52,987         53,238
Mortgage-backed securities ............................         46,106         46,076         37,868         37,888
Loans .................................................        386,641        388,639        353,263        360,252
FHLB and Federal Reserve stock ........................          8,926          8,926          7,635          7,635

Financial Liabilities:
Deposits ..............................................   $    321,739        322,033        291,585        291,720
Advances from the FHLB of Seattle .....................        143,289        143,209        120,714        121,118
Repurchase agreements and other borrowed funds ........         14,993         14,098         22,305         22,324

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value approximates the book value of cash and interest bearing cash accounts. For securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB and Federal Reserve stock approximates the book value.

Financial Liabilities - The estimated fair value of demand and savings deposits approximates the book value since rates are periodically adjusted to market rates. Certificates of deposit fair value is estimated by discounting the future cash flows using current rates for similar deposits. Repurchase agreements have variable interest rates, or are short term, so fair value approximates book value. Advances from the FHLB of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities.

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

17.  CONTINGENCIES:

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position or results of operations.

18.  POOLING-OF-INTERESTS COMBINATION:

On December 31, 1996, the Company issued 1,145,599 shares of common stock in exchange for all of the outstanding stock of Missoula Bancshares, Inc., parent of First Security Bank of Missoula. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Missoula Bancshares, Inc.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                 Years ended December 31,
                                        ----------------------------------------
                                           1996          1995           1994
                                        -----------   -----------    -----------
Net earnings:
    Glacier Bancorp, Inc.               $    4,962         5,687          5,134
    Missoula Bancshares, Inc.                2,463         2,288          1,755
                                        -----------   -----------    -----------

    Combined                            $    7,425         7,975          6,889
                                        ===========   ===========    ===========

There were no transactions between the companies prior to the combination.

[KPMG PEAT MARWICK LLP LOGO]



                          Independent Auditors' Report


The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investments in debt and equity securities on January 1, 1994 to adopt the provisions of the Financial Accounting Standards Board's statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


Billings, Montana
January 31, 1997

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

Glacier Bancorp, Inc. (the "Company") is a Delaware corporation with four financial institutions as subsidiaries, Glacier Bank, First National Bank of Whitefish, First National Bank of Eureka, and the newly acquired First Security Bank of Missoula. The merger of First Security Bank, completed on December 31, 1996, is accounted for using the "pooling of interests" method of accounting. All financial information presented in this report includes the effect of First Security Bank. The Company reported earnings of $7,425,000 for the year ended December 31, 1996, or $1.65 per share, compared to $7,975,000, or $1.77 per share, for the year ended December 31, 1995, and $6,889,000, or $1.53 per share for the year ended December 31, 1994. During 1996 the FDIC SAIF fund was recapitalized through one-time payments from thrift institutions. Glacier Bank's after tax cost of this payment was $583,000, or $.13 per share. In addition expenses related to the merger of First Security Bank were $563,000, or $.12 per share. Operating earnings without the SAIF and merger expenses were $8,570,000, or $1.90 per share, which are record earnings for the Company. This continued improvement in net income can be attributed to an increase in earning assets, management of net interest margin, and increased non-interest income. The following narrative and charts focus on the significant financial changes which have taken place over the past years and include a discussion of the Company's financial condition, results of operations, and capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sales of loans and securities, short and long term borrowings, and net income. In addition, all four subsidiaries are members of the Federal Home Loan bank of Seattle. This membership provides for established lines of credit in the form of advances which serve as a supplemental source of funds for lending and other general business purposes. During 1996, all four financial institutions maintained liquidity at a level deemed sufficient to meet operating cash needs. The liquidity was in excess of regulatory requirements.

Retention of a portion of Glacier Bancorp, Inc.'s earnings results in stockholders' equity at December 31, 1996 of $51,948,000, or 9.5% of assets, which compares with $46,819,000, or 9.5% of assets at December 31, 1995. Earnings retention has kept pace with the large increase in assets, $52,928,000 or 10.7%, during 1996. The stockholders' equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

FINANCIAL CONDITION

For the year ended December 31, 1996, consolidated assets increased $52,928,000, or 107%, over the prior year The following table summarizes the Company's major asset and liability components in percentage terms at December 31, 1996, 1995, and 1994

                                                                                 MAJOR BALANCE SHEET COMPONENTS AS A
                                                                                      PERCENTAGE OF TOTAL ASSETS

                                                                                              DECEMBER 31,
                                                                               ----------------------------------------
                                                                                1996              1995             1994
                                                                               -----             -----            -----
ASSETS:
     Cash, Investments, and Mortgage-backed securities ....................     25.9%             25.1%            21.5%
     Real Estate Loans ....................................................     36.4%             39.2%            44.5%
     Commercial Loans .....................................................     17.7%             16.7%            16.4%
     Installment & Other Loans ............................................     16.7%             15.8%            13.8%
     Other Assets .........................................................      3.3%              3.2%             3.8%
                                                                               -----             -----            -----
                                                                               100.0%            100.0%           100.0%
                                                                               =====             =====            =====
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposit Accounts .....................................................     59.0%             59.1%            60.8%
     FHLB Advances ........................................................     26.2%             24.5%            19.4%
     Other Borrowings and Repurchase Agreements ...........................      2.7%              4.5%             8.3%
     Other Liabilities ....................................................      2.6%              2.4%             2.1%
     Stockholders' Equity .................................................      9.5%              9.5%             9.4%
                                                                               -----             -----            -----
                                                                               100.0%            100.0%           100.0%
                                                                               =====             =====            =====


Real estate loans continue to be the largest component of the Company's assets Deposit accounts, with comparatively short terms to maturity, represent the majority of the liabilities

EFFECT OF INFLATION AND CHANGING PRICES

Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation Virtually all assets of a financial institution are monetary in nature, therefore interest rates generally have a more significant impact on a company's performance than does the effect of inflation

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods As of December 31, 1996, we had a positive GAP position at six months, and a negative GAP position at twelve months The cumulative GAP as a percentage of total assets for six months is a positive 17% which compares to a negative 7% at December 31, 1995, and a positive GAP of 29% at December 31, 1994

The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated The traditional one dimensional view of GAP is no longer sufficient to show a bank's ability to withstand interest rate changes Superior earnings power is also a key factor in reducing exposure to higher interest rates For example, our GAP earnings sensitivity ratio shows that a 1% change in interest rates would only change income by 212% Because of our GAP position, the table illustrates how a 1% increase in rates would decrease the Company's income by approximately $158,000 Using this analysis to join GAP information with earnings data, it produces a better picture of our strength and ability to handle interest rate change The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity

ESTIMATE OF RATE SENSITIVE ASSETS TO RATE SENSITIVE LIABILITIES GAP AND GAP COVERAGE RATIOS AT DECEMBER 31, 1996:

                                                                          Projected maturity (in months) as of December 31, 1996
                                                                     ---------------------------------------------------------------
                                                                        0-6                6-12              Over
                  (dollars in thousands)                               Months             Months           12 Months          Total
                                                                     ---------            -------          ---------         -------
RATE SENSITIVE ASSETS:
Interest Bearing Deposits ...................................        $   2,483                  0                 0            2,483
Investments and mortgage backed securities ..................           18,613              3,363            83,529          105,505
  Loans (1):
     Floating Rate ..........................................          129,192              1,963                 0          131,155
     Fixed Rate .............................................           45,484             38,469           171,533          255,486
                                                                     ---------            -------          --------          -------
Total Rate Sensitive Assets .................................        $ 195,772             43,795           255,062          494,629
                                                                     =========            =======          ========          =======
RATE SENSITIVE LIABILITIES:
  Deposit Accounts ..........................................          110,830             57,384           153,525          321,739
  FHLB Advances .............................................           60,520             22,100            60,669          143,289
  Other Borrowings/Repurchase Agreements ....................           14,993                  0                 0           14,993
                                                                     ---------            -------          --------          -------
Total Rate Sensitive Liabilities ............................        $ 186,343             79,484           214,194          480,021
                                                                     =========            =======          ========          =======
Cumulative GAP ..............................................        $   9,429            (26,260)
                                                                     =========            =======
Cumulative GAP as a percentage of
    total assets of $545,992,000 ............................             1.73%             -4.81%
                                                                     =========            =======
GAP Earnings Sensitivity (2) ..........................................................   $  (158)
                                                                                          =======
GAP Earnings Sensitivity Ratio (3) ...................................................      -2.12%
                                                                                          =======

(1) Based on scheduled maturity or time before the loan can be repriced Loans also reflect estimated amortization and prepayments

(2) GAP Earnings Sensitivity is the estimated effect on income after taxes at 40.00% of a 1% increase or decrease in interest rates (1% x ($26,260 less tax of $10,504))

(3) GAP Earnings Sensitivity Ratio is GAP Earnings Sensitivity divided by the estimated yearly earnings of $7,425,000. A 1% increase in interest rates has this estimated percentage increase (decrease) effect on annual income.

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below, our net interest margin decreased in 1996 from 4.90% to 4.67%, the result of higher interest rates on deposits and borrowings, a greater percentage of assets funded with interest bearing liabilities, and lower rates on earning assets. Although the interest spread, and net interest margin are down from 1995, increased asset levels resulted in significantly higher net interest income.

                                                                                        December 31, [1]
                                                                                 -----------------------------
FOR THE YEAR ENDED:                                                              1996        1995         1994
                                                                                 ----        ----         ----
     Combined weighted average yield on loans and investments [2] .............  8.51%       8.69%        8.01%
     Combined weighted average rate paid on savings deposits and borrowings ...  4.42%       4.37%        3.66%
     Net interest spread ......................................................  4.09%       4.32%        4.35%
     Net interest margin [3] ..................................................  4.67%       4.90%        4.88%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995


FINANCIAL CONDITION

Total assets increased $52,928,000, or 10.7% over the December 31, 1995 asset level. Total net loans outstanding increased 9.4%, or $33,378,000 with the largest increase occurring in the commercial classification which increased $14,454,000, 16.9%, followed by installment loans which increased $13,384,000, or 17.2%. Real estate loans increased $5,747,000 or 3% a result of a significant portion of the loan production being sold. Investment securities increased $14,650,000, or 16.1%, the result of a strategy to better utilize capital in excess of loan growth requirements.

Total liabilities increased $47,799,000, or 10.7%, with interest bearing deposits up $19,579,000, or 8.2%, and non-interest bearing deposits up $10,575,000, or 19.7%. The largest increase in funding was from Federal Home Loan Bank advances which increased $22,575,000, or 18.7%. Securities sold under repurchase agreements and other borrowed funds were down $7,312,000, or 32.8%. Funding sources are utilized based on the lowest cost available, which results in changes from one accounting period to the next.

Total stockholders' equity increased $5,129,000, or 10.9%, primarily the result of earnings retention, reduced by the change in the net unrealized gains on securities available-for-sale of $739,000.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $41,148,000 compared to $36,852,000 for the years ended December 31, 1996 and 1995, respectively, a $4,296,000, or 11.7% increase. The weighted average yield on the loan and investment portfolios decreased from 8.7% to 8.5%. This decrease in yield was offset by increased volumes in loans and investments, resulting in the increased interest income. Interest rates were higher at the end of 1996 than early in the year, with the yield curve substantially steeper.

INTEREST EXPENSE - Interest expense was $18,556,000 for the year ended December 31, 1996, up from $16,069,000 in 1995, a $2,487,000, or 15.5% increase. The increase is due to higher balances in interest bearing deposits and increased rates over 1995, increased funding from the Federal Home Loan Bank; partially offset by decreases in amounts outstanding in repurchase agreements and other borrowed funds during 1996. Continued increases in interest rates could result in higher interest expense in future periods.

NET INTEREST INCOME - Net interest income was $22,592,000 compared to $20,783,000 in 1995, an increase of $1,809,000, or 8.7%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $880,000 for 1996, up from $581,000 for 1995, the result of higher loan balances outstanding and an increase in loans charged off, net of recoveries, of $522,000. The allowance for loan losses reserve balance is $3,284,000 at year end 1996, up from $3,077,000 at year end 1995, an increase of $207,000. At December 31, 1996, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totalled $1,607,000 or .29% of total assets; compared to $563,000 or .11% of total assets at December 31, 1995.

NON-INTEREST INCOME - Total non-interest income increased $747,000 from $7,592,000 to $8,339,000, or 9.8%. The largest portion of the increase occurred in service charges and other fees which were $589,000 over the prior year. The number of customer accounts has increased substantially which has resulted in the increased fee income.

NON-INTEREST EXPENSE - Total non-interest expense increased from $14,680,000 to $17,536,000 an increase of $2,856,000, or 19.5%. Of this increase $947,000 was for the FDIC SAIF insurance assessment, and $563,000 was for merger expenses, leaving an increase from operations of $1,346,000. Compensation, employee benefits, and related expenses increased $1,094,000, or 14.6% from 1995 the result of the expansion of the Billings loan production office into a full service branch, staffing of two new supermarket branches, expansion of banking services to include Saturdays and some holidays, staffing of the new office by First Security in Missoula, other growth related staffing additions, plus other normal cost increases. Occupancy expense increased $159,000, or 10.4% from 1995 the result of adding the new branches, and other cost increases. Other expense increased only 2% from 1995. The efficiency ratio (non-interest expense)/(net interest income + non-interest income) was 57% in 1996, up from and 52% in 1995, as compared with similar sized bank holding companies nationally which average about 64%. Without the one-time charges for the SAIF assessment and merger expenses, the efficiency ratio for 1996 would have remained at 52%.

           YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

FINANCIAL CONDITION

Total assets increased $67,397,000, or 15.8% over the December 31, 1994 asset level. Total net loans outstanding increased 11.1%, or $35,361,000 with the largest increase occurring in the consumer classification which increased $18,976,000, or 32.2%, followed by commercial loans which increased $13,141,000, or 18.1%. Mortgage loans increased only 2%; a result of a significant portion of the loan production being sold. Investment securities increased $22,024,000, or 32.0%, the result of a strategy to better utilize capital in excess of loan growth requirements.

Total liabilities increased $60,805,000, or 15.8%, with interest bearing deposits up $27,723,000, or 13.2%, and non-interest bearing deposits up $5,140,000, or 10.6%. The largest increase in funding was from Federal Home Loan Bank advances which increased $38,173,000, or 46.2%. Securities sold under repurchase agreements and other borrowed funds were down $13,827,000, or 38.3%. Funding sources are utilized based on the lowest cost available, which results in changes from one accounting period to the next.

Total stockholders' equity increased $6,961,000, or 17.5%, primarily the result of earnings retention, and the adjustment for net unrealized gains on securities available-for-sale of $1,262,000.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $36,582,000 compared to $29,361,000 for the years ended December 31, 1995 and 1994, respectively, a $7,491,000, or 25.5% increase. The weighted average yield on the loan and investment portfolios increased from 8.01% to 8.69% for the year. This increase in yield, combined with increased volumes in loans and investments, resulted in the increased interest income.

INTEREST EXPENSE - Interest expense was $16,069,000 for the year ended December 31, 1995, up from $11,496,000 in 1994, a 39.8% increase. The increase is due to higher balances in interest bearing deposits and increased rates over 1994, increased funding from the Federal Home Loan Bank, and higher average amounts outstanding in repurchase agreements during 1995.

NET INTEREST INCOME - Net interest income was $20,783,000 compared to $17,865,000 in 1994, an increase of $2,918,000, or 16.3%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $581,000 for 1995, up from $321,000 for 1994, the result of higher loan balances outstanding and an increase of $147,000 in net loan losses. The allowance for loan losses reserve balance is $3,077,000 at year end 1995, up from $2,647,000 at year end 1994, an increase of $430,000. At December 31, 1995, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totalled $563,000 or .11% of total assets; compared to $707,000 or .19% of total assets at December 31, 1994.

NON-INTEREST INCOME - Total non-interest income increased $858,000 from $6,734,000 to $7,592,000, or 12.7%. The largest portion of the increase occurred in service charges and other fees which were $774,000 over the prior year. The number of customer accounts has increased substantially which has resulted in the increased fee income.

NON-INTEREST EXPENSE - Total non-interest expense increased from $12,922,000 to $14,680,000 an increase of $1,758,000, or 13.6%. Compensation, employee benefits, and related expenses increased 13.9% from 1994 the result of establishing the full-service branch in Billings, full year operation of the trust department, Saturday banking, and other normal increases. Occupancy expense increased 23% from 1994 the result of adding the Billings branch, leasing of additional space for the main office, and remodeling of other branch offices. Other expense increased 14.7% from 1994 with advertising and promotional expenses, pre-payment fees on higher rate FHLB advances, increased amortization of premiums on subsidiary purchases, and other normal increases resulting from account activity, making up the increase. The efficiency ratio (non-interest expense)/(net interest income + non-interest income) was 52% in 1995, and 52% in 1994, as compared with similar sized bank holding companies nationally which average about 65%.

Exhibit No.                            Exhibit Index
-----------                            -------------
   3 (a)                       Certificate of Incorporation (1)

   3 (b)                       Bylaws (1)

   4                           Specimen stock certificate (1)

  10 (a)                       1989 Incentive Stock Option Plan (1)

  10 (b) Employment Agreement dated March 27, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and John S. MacMillan.

  10 (c) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Michael J. Blodnick.

  10 (d) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Stephen J. VanHelden.

  10 (e) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and Joan Holling.

  10 (f) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank FSB, and James H. Strosahl.

  10 (g) Employment Agreement between First Security Bank and William L. Bouchee dated as of August 9,
                               1996. (2)

  10 (h)                       1994 Director Stock Option Plan (3)

  10 (i)                       1995 Employee Stock Option Plan (4)

  10 (j)                       Deferred Compensation Plan (3)

  10 (k)                       Supplemental Executive Retirement Agreement (3)

  13                           Annual Report to Stockholders for 1996

  21                           Subsidiaries of the Company - see Item 1,
                               "Subsidiaries."

  23                           Consent of KPMG Peat Marwick LLP

  27                           Financial Data Schedule


  (1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective by the Securities and Exchange Commission on October 4, 1990.

  (2) Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 333-13595).

  (3) Incorporated by reference to the exhibits 10(i), 10(k), and 10(h) included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

  (4) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

  (c)        See Item 14(a) (3) above for all exhibits filed herewith and the
             Exhibit Index.