Form 10-Q
period 1997-03-31
GLACIER BANCORP INC
filed 1997-05-14
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ____________


COMMISSION FILE    0-18911

                      G L A C I E R  B A N C O R P ,  I N C.
             (Exact name of registrant as specified in its charter)

   DELAWARE                                             81-0468393
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

 P.O. BOX 27; 202 MAIN STREET, KALISPELL, MONTANA              59903-0027
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (406) 756-4200

                         N/A
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's common stock outstanding on April 30, 1997, was 4,533,668. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      Index
                                                                           Page #
                                                                           ------
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Statements of Financial Condition -
                  March 31, 1997, December 31, and March 31, 1996.........     3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 1997 and 1996..............     4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996..............     5

                  Notes to Consolidated Financial Statements..............     6

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations .......    11

PART II.  OTHER INFORMATION ..............................................    15

SIGNATURES           .....................................................    15

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - dollars in thousands except per share data)    MARCH 31,    DECEMBER 31,     MARCH 31,
--------------------------------------------------------       1997           1996          1996
                                                               ----           ----          ----
ASSETS:
Cash on hand and in banks............................       $ 21,353         24,666         19,274
Federal funds sold ..................................              0          1,483          4,161
Interest bearing cash deposits ......................         10,570          1,000          1,469
                                                           ---------        -------        -------
  Cash and cash equivalents .........................         31,923         27,149         24,904
                                                           ---------        -------        -------
Investments:
  Investment securities, held-to-maturity ...........         16,429         16,410         17,346
  Investment securities, available-for-sale .........         37,380         42,989         49,363
  Mortgaged backed securities, held-to-maturity .....          3,434          4,045          3,844
  Mortgaged backed securities, available-for-sale ...         47,088         42,061         33,179
                                                           ---------        -------        -------
       Total Investments ............................        104,331        105,505        103,732
                                                           ---------        -------        -------
Net loans receivable:
  Real estate loans .................................        197,576        198,607        191,502
  Commercial Loans ..................................        101,933        100,070         86,024
  Installment and other loans .......................         92,582         91,248         79,727
  Allowance for losses ..............................         (3,331)        (3,284)        (3,051)
                                                           ---------        -------        -------
       Total Loans, net .............................        388,760        386,641        354,202
                                                           ---------        -------        -------

Premises and equipment, net .........................         11,430         11,292         10,295
Real estate and other assets owned ..................            214            410             70
Federal Home Loan Bank of Seattle stock, at cost ....          9,446          8,586          7,769
Federal Reserve stock, at cost ......................            340            340            280
Accrued interest receivable .........................          3,518          3,473          3,363
Goodwill, net .......................................          1,484          1,526          1,652
Other assets ........................................            926          1,070            780
                                                           ---------        -------        -------
                                                           $ 552,372        545,992        507,047
                                                           =========        =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - interest bearing..........................      $ 266,042        257,409        245,956
Deposits - non-interest bearing .....................         57,190         64,330         51,943
Advances from Federal Home Loan Bank of Seattle .....        136,601        143,289        125,279
Securities sold under agreements to repurchase ......         15,149          9,791         19,764
Other borrowed funds ................................         12,239          5,202          3,111
Accrued interest payable ............................          1,430            799          1,252
Advance payments by borrowers for taxes and insurance          2,597            940          2,542
Current income taxes ................................            839              0          1,528
Deferred income taxes ...............................          1,108          1,446          1,495
Other liabilities ...................................          5,934         10,409          5,691
Minority Interest ...................................            430            429            486
                                                           ---------        -------        -------
  Total liabilities .................................        499,559        494,044        459,047
                                                           ---------        -------        -------
Common stock, $.01 par value per share,
  12,500,000 shares authorized (1) ..................             46             46             42
Paid-in capital .....................................         34,548         34,571         27,062
Retained earnings - substantially restricted ........         19,727         18,392         21,596
Treasury stock at cost (2) ..........................         (1,066)        (1,066)          (958)
Net unrealized gain (loss) on securities available-
  for-sale ..........................................           (442)             5            258
                                                           ---------        -------        -------
  Total stockholders' equity ........................         52,813         51,948         48,000
                                                           ---------        -------        -------
                                                           $ 552,372        545,992        507,047
                                                           =========        =======        =======
  Book value per share...............................      $   11.65          11.47          10.76
                                                           =========          =====          =====


(1) Number of shares outstanding adjusted for 10% stock dividend in 1996.

(1) Total shares outstanding at end of period              4,532,637      4,529,109      4,461,109
(2) Treasury Shares                                           57,260         57,260         53,260

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - $ in thousands except per share data)            Three months ended
--------------------------------------------------            ------------------
                                                      MARCH 31, 1997      MARCH 31, 1996
                                                      --------------      --------------
INTEREST INCOME:
  Real estate loans...............................      $    3,999             3,904
  Commercial loans................................           2,376             2,179
  Consumer and other loans........................           2,212             1,872
  Mortgage backed securities......................             829               729
  Investments.....................................           1,095             1,141
                                                        ----------        ----------
        Total interest income.....................          10,511             9,825
                                                        ----------        ----------
INTEREST EXPENSE:
  Deposits........................................           2,690             2,473
  Advances........................................           1,950             1,766
  Repurchase agreements...........................             148               216
  Other borrowed funds............................              50                 6
                                                        ----------        ----------
        Total interest expense....................           4,838             4,461
                                                        ----------        ----------

NET INTEREST INCOME...............................           5,673             5,364
  Provision for loan losses.......................             163                99
                                                        ----------        ----------
Net Interest Income after provision for loan losses          5,510             5,265
                                                        ----------        ----------

NON-INTEREST INCOME:
  Loan fees and service charges...................           1,697             1,654
  Gains (Losses) on sale of investments...........               0                 0
  Other income....................................             181               258
                                                        ----------        ----------
       Total fees and other income................           1,878             1,912
                                                        ----------        ----------
NON-INTEREST EXPENSE:
  Compensation, employee benefits
         and related expenses.....................           2,279             2,038
  Occupancy expense...............................             477               364
  Data processing expense.........................             185               137
  Other expenses..................................           1,295             1,262
  Minority interest...............................              13                19
                                                        ----------        ----------
       Total non-interest expense.................           4,249             3,820
                                                        ----------        ----------

EARNINGS BEFORE INCOME TAXES......................           3,139             3,357

Federal and state income tax expense..............           1,153             1,329
                                                        ----------        ----------
NET EARNINGS......................................      $    1,986             2,028
                                                        ==========        ==========

Earnings per common share (1).....................      $     0.44              0.45
Dividends declared per common share (1)...........            0.16              0.15
Return on average assets (annualized).............            1.47%             1.64%
Return on beginning equity (annualized)...........           15.29%            17.33%
Weighted average shares outstanding (1)...........       4,530,939         4,461,109

(1) Adjusted for 10% stock dividend in 1996.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                 (dollars in thousands)                       1997               1996
                                                                              ----               ----
OPERATING ACTIVITIES :
  Net Earnings...................................................         $  1,986               2,028
  Adjustments to reconcile Net Earnings to Net
  Cash Provided by Operating Activities:
    Provision for loan losses....................................              163                  99
    Depreciation of premises and equipment.......................              210                 228
    Amortization of goodwill.....................................               42                  42
    Loss (gain) on sale of investments...........................                0                   0
    Amortization of investment securities premiums and discounts,
      net........................................................               20                   0
    Net increase (decrease) in deferred income taxes ............              (27)                 14
    Net increase in interest receivable..........................              (45)                (10)
    Net increase in interest payable.............................              631                 585
    Net increase in current income taxes ........................              839                 984
    Net decrease in other assets.................................              144                  24
    Net decrease in other liabilities and minority interest......           (4,474)             (1,216)
    FHLB stock dividends.........................................             (204)               (134)
                                                                          --------             -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........             (715)              2,644
                                                                          --------             -------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities and prepayments of investment
      securities available-for-sale..............................         $  9,143               8,613
  Purchases of investment securities available-for-sale..........           (9,343)            (22,512)
  Proceeds from maturities and prepayments of investment
      securities held-to-maturity................................              596                  76
  Purchases of investment securities held-to-maturity............                0                   0
  Principal collected on installment and commercial loans........           20,402              21,284
  Installment and commercial loans originated or acquired........          (24,487)            (26,614)
  Proceeds from sales of commercial loans........................              772               2,934
  Principal collections on mortgage loans........................            9,560              11,921
  Mortgage loans originated or acquired..........................          (22,308)            (29,731)
  Proceeds from sales of mortgage loans..........................           13,779              19,168
  Net proceeds from sales (acquisition) of real estate owned.....              196                 (18)
  Net purchase of FHLB and FRB stock.............................             (656)               (280)
  Net addition of premises and equipment.........................             (348)               (444)
  Acquisition of minority interest...............................                0                 (24)
                                                                          --------             -------
       NET CASH USED BY INVESTING ACTIVITIES.....................           (2,694)            (15,627)
                                                                          --------             -------

FINANCING ACTIVITIES:
  Net increase in deposits.......................................         $  1,493               6,314
  Net increase in FHLB advances and other borrowed funds.........              349               6,176
  Net increase in advance payments from borrowers for taxes
    and insurance................................................            1,657               1,470
  Net increase (decrease) in securities sold under repurchase
    agreements...................................................            5,358              (1,041)
  Cash dividends paid to stockholders............................             (726)               (401)
  Treasury stock purchased.......................................                0                 (84)
  Proceeds from exercise of stock options and additional shares
     issued......................................................               52                 124
                                                                          --------             -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES..................            8,183              12,558
                                                                          --------             -------
      NET INCREASE IN CASH AND CASH EQUIVALENTS..................            4,774                (425)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............           27,149              25,329
                                                                          --------             -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................         $ 31,923              24,904
                                                                          ========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:    Interest...................         $  4,207               3,876
                                      Income taxes...............         $    314                 345

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1)       Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc's (the "Company") Financial Condition as of March 31, 1997, December 31, and March 31, 1996 and the Results of Operations for the three months ended March 31, 1997 and 1996 and the Statements of Cash Flows for the three months ended March 31, 1997 and 1996.

         The First Security Bank of Missoula was acquired on December 31, 1996 through an exchange of stock with Missoula Bancshares, Inc. formerly the parent company of First Security Bank. The pooling of interest accounting method is being used for this merger transaction. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented.

2)       Organizational Structure:

         The Company is the parent company for five subsidiaries: Glacier Bank (the "Savings Bank"); Glacier National Bank (formerly the First National Bank of Whitefish) ("Whitefish"); First National Bank of Eureka ("Eureka"); First Security Bank of Missoula (Missoula) and Community First, Inc. (CFI). At March 31, 1997, the Company owned 100%, 94%, 93%, 100% and 100% of the Savings Bank, Whitefish, Eureka, Missoula and CFI, respectively. CFI provides full service brokerage services through INVEST Financial Services. The following abbreviated organizational chart illustrates the various relationships:

                                     Glacier
                                  Bancorp, Inc.
                            (Parent Holding Company)


                     Glacier             First Security Bank
                       Bank                  OF Missoula
                  (Savings Bank)          (Commercial bank)


                 Community First         First National Bank
                       Inc,                  of Whitefish
               (Brokerage services)       (Commercial bank)


                                          First National Bank
                                               of Eureka
                                           (Commercial bank)

3)       Stock Dividend:

         The company paid a 10% stock dividend May 24, 1996. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)       Computation of Earnings Per Share:

         Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Stock options are considered common stock equivalents, but are excluded from earnings per share computations due to immateriality.

5)       Ratios:

         Return on Average Assets (ROAA) was calculated based on the average of the total assets for the period. Return on Beginning Equity (ROBE) was calculated based on the Shareholders' Equity (Capital) at the beginning of each period presented.

6)       Cash Dividend Declared:

         On March 31, 1997, the Board of Directors declared a $.16 per share quarterly cash dividend to stockholders of record on April 10, 1997, payable on April 23, 1997.

         On April 23, 1997, the Board of Directors approved a three for two stock split for the common stock of Glacier Bancorp, Inc. on May 23, 1997 to stockholders of record on May 9, 1997. Fractional shares will be paid in cash.

7)       Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:


                   INVESTMENT SECURITIES AS OF MARCH 31, 1997

                                                                                Gross Unrealized
                                                            Amortized         -------------------       Estimated
              (dollars in thousands)                          Cost            Gains        Losses      Fair Value
              ----------------------                     -------------        -----        ------      ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                     $      13,029            9          (198)       12,840
State, Local Government and other issues                         3,400           60            (2)        3,458
Mortgage-backed securities                                       3,434            0           (62)        3,372
                                                         -------------          ---        ------        ------
     TOTAL HELD TO MATURITY SECURITIES                   $      19,863           69          (262)       19,670
                                                         =============          ===        ======        ======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                     $      20,444           42          (362)       20,124
State, Local Government and other issues                        17,393          143          (280)       17,256
Mortgage-backed securities                                      23,515          398          (320)       23,593
Real Estate Mortgage Investment Conduit                         23,869            0          (374)       23,495
                                                         -------------          ---        ------        ------
     TOTAL AVAILABLE FOR SALE SECURITIES                 $      85,221          583        (1,336)       84,468
                                                         =============          ===        ======        ======

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1996


                                                                                 Gross Unrealized
                                                            Amortized          -------------------      Estimated
              (dollars in thousands)                          Cost             Gains        Losses      Fair Value
              ----------------------                     -------------         -----        ------      ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                     $      12,971           16           (81)       12,906
State, Local Government and other issues                         3,439           77            (1)        3,515
Mortgage-backed securities                                       4,045            2           (32)        4,015
                                                         -------------         ----          ----       -------
     TOTAL HELD TO MATURITY SECURITIES                   $      20,455           95          (114)       20,436
                                                         =============         ====          ====       =======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                     $      27,480           50          (205)       27,325
State, Local Government and other issues                        15,573          130           (39)       15,664
Mortgage-backed securities                                      24,319          534          (164)       24,689
Real Estate Mortgage Investment Conduit                         17,684            0          (312)       17,372
                                                         -------------         ----          ----       -------
     TOTAL AVAILABLE FOR SALE SECURITIES                 $      85,056          714          (720)       85,050
                                                         =============         ====          ====       =======


8)       Consolidated Statements of Cash Flows:

         Cash equivalents include demand deposits at other financial institutions and short term certificates of deposit.

9)       Regulatory Capital Requirements -

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 1997.

                                                 Tier I (Core) Capital         Tier II (Total) Capital          Leverage Capital
                                                 ---------------------         -----------------------          ----------------
        (dollars in thousands)                        $             %              $             %               $            %
------------------------------------------           ---           ---            ---           ---             ---          ---
GAAP Capital..............................        $ 52,813                    $  52,813                     $  52,813
Goodwill..................................          (1,484)                      (1,484)                       (1,484)
Net unrealized losses on securities
     available-for-sale...................             442                          442                           442
Allowance for loan losses.................              --                        3,331                            --
                                                  --------                    ---------                     ---------
Regulatory capital computed...............        $ 51,771                    $  55,102                     $  51,771
                                                  ========                    =========                     =========

Capital as % of assets....................                       16.19%                         17.05%                      9.48%
Regulatory "well capitalized" requirement.                        6.00%                         10.00%                      5.00%
                                                                 -----                          -----                       ----
Excess over "well capitalized" requirement                       10.19%                          7.05%                      4.48%
                                                                 =====                          =====                       ====

Interest-Rate-Risk ("IRR") Component

FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that they take adequate account of IRR, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family residential loans. Since January of 1994, the OTS has included an IRR component to its risk-based capital standards. An association's measured IRR is the change that occurs in its Net Portfolio Value ("NPV") as a result of a 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value (present value) of interest rates (whichever leads to the lower NPV) divided by the estimated economic value (present value) of its assets; NPV equals the present value of expected cash inflows from existing assets less the present value of expected cash outflows from existing liabilities, plus the present value of net expected cash inflows from existing off-balance sheet contracts. A normal level of IRR is less than 2%. Only institutions whose measured IRR exceeds 2% must maintain an IRR component. An association must maintain capital of at least 8% of risk-weighted assets after the IRR component is deducted.

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


         Qualified Thrift Lender - In order to avoid certain restrictions on their operations, all savings associations are required to meet a Qualified Thrift Lender ("QTL") test. The regulations require that institutions maintain a percentage of qualifying lending activity of at least 65% as measured monthly. The Savings Bank reported on its March 31, 1997 Thrift Financial Report QTL ratios of 76%, 77%, and 75% for January, February, and March 1997.

         Whitefish, Eureka and Missoula do not have a similar requirement.

         Accounting for Transfers of Assets and Extinguishments of Liabilities

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (the "Statement"). This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings, and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

         This Statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to clarify that a debt security may not be classified as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

         This Statement also rescinded all previous guidance regarding the accounting for mortgage servicing rights and provides guidance for the capitalization of originated as well as purchased mortgage servicing rights and the measurement of impairment of those rights. At March 31, 1997, the carrying value of originated servicing rights was $478,000. There was no material impairment of value at March 31, 1997.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of SFAS No. 125 as of January 1, 1997. There was no material effect on the financial condition or results of operations for the first quarter of 1997.

         Earnings Per Share

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (the "Statement"). The Statement applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997.

         SFAS No. 128 replaces APB Opinion 15, "Earnings Per Share." Opinion 15 required that entities with simple capital structures present a single "earnings per common share" on the face of the income statement, whereas those with complex capital structures had to present both "primary" and "fully diluted" earnings per share ("EPS"). Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

         SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company has a simple capital structure, therefore minimal impact from SFAS No. 128 is expected.

         Disclosure of Information About Capital Structure

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" (the "Statement"). The Statement applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 129 consolidates existing disclosure requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1996 to March 31, 1997.

At March 31, 1997, total consolidated assets increased by $6,381,000, or 1.17%, over the December 31, 1996 level. This increase was primarily in loan growth of $2,119,000, and interest bearing cash deposits with other financial institutions.

Real Estate loans decreased $1.0 million during the period, while commercial loans increased $1.8 million and Consumer loans increased $1.3 million, offsetting the decline in real estate loans.

Loans sold to the secondary market amounted to $13.8 million and $19.2 million during the first three months of 1997 and 1996, respectively.

The amount of loans serviced for others on March 31, 1997 was $115.7 million.

Total deposits increased nearly $1.5 million, with the increase occurring in interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") decreased $6.7 million while securities sold under repurchase agreements and other borrowed funds increased $5.4 million, and $7.0 million respectively.

The OTS' minimum average liquidity requirement for the Savings Bank is 5.0%. For the three months ended March 31, 1997, the Savings Bank's liquidity percentage averaged 6.6%. The Savings Bank's principal source of funds are generated by deposits, payments on loans and securities, short and long term borrowings and net income. If there should ever be insufficient funds derived from these areas, the Savings Bank may borrow additional amounts from the FHLB, subject to regulatory limits.

All four institutions are members of the FHLB at March 31, 1997. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of March 31, 1997:

                           Available line          Amount used             Available
                           --------------          -----------             ---------
The Savings Bank            143,354,000            106,977,000            36,377,000
Whitefish                     8,390,000              4,000,000             4,390,000
Eureka                        6,146,000              2,759,000             3,387,000
Missoula                     12,445,000                979,000            11,466,000


Classified Assets and Reserves

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1.6 million or .28% of total assets at March 31, 1997, as compared to $1.6 million, or .29% of total assets, at December 31, 1996.

Non-performing assets continue to remain at a relatively low level.

                                           March 31, 1997      December 31, 1996
                                          ----------------     -----------------
Total Reserves for Loan
and Real Estate Owned losses:               $3.3 million          $3.3 million

Reserves as a percentage
of Total Loans:                                .85%                  .85%

Reserves as a percentage
of Non-performing Assets:                      212%                  204%

Impaired Loans

As of March 31, 1996, there were no loans considered impaired as measured under SFAS No. 114 criterion. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest

The Minority Interest on the consolidated statement of financial condition represents the minority stockholders' share in the Retained Earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. The Company has extended an offer to each minority stockholder notifying them that the Company would buy their shares at the current book value. As of March 31, 1997, the Company owns 46,900 shares of Whitefish and 46,389 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 93%, respectively.

Results of Operations - The three months ended 3/31/97 compared to the three months ended 3/31/96. The following discussion pertains to the consolidated income for the Company.

Net income was $1.986 million, or $.44 per share, for the first quarter of 1997, compared with $2.028 million, or $.45 per share, for the first quarter of 1996, a decrease of $42,000, or 2.1 percent. The decrease in net income is attributed to the establishment of four additional branch locations, and extending banking hours to Saturdays and some holidays. President John S. MacMillan said, "The opening of these new offices were opportunities we felt were in the best interest of the Company, and though it may take up to 18 months to reach a break even point the expenses are an investment in the future." The dividend was increased from $.15 to $.16 per share, adjusted for the 1996 10% stock dividend, or 6.67 percent from the first quarter of 1996. Return on average assets and return on beginning equity in the first quarter of 1997 were 1.47 percent and
15.29 percent, respectively, compared with returns of 1.64 percent and 17.33 percent for the first quarter of 1996. The lower return, as a percentage of assets, was the result of the sizeable asset growth of $45.326 million, or 8.94 percent, and the net income decrease. Stockholder equity at the beginning of the quarter increased 10.9 percent over the first quarter of 1996. The higher equity amount and the decrease in net income resulted in the reduced return on equity ratio.

Net Interest Income

Net interest income increased $309,000, or 5.76 percent over the first three months of 1996 reflecting the growth in loans. Total interest income increased $686,000, or 7.0 percent, while total interest expense increased $377,000, or
8.5 percent. The increased interest costs have narrowed the net interest margin ratio; however, the earnings power from the increased earning asset levels have resulted in the significant net interest income increase.

The Company's net interest income is determined by its interest rate spread (i.e., the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at March 31, 1997 and 1996:

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below, our net interest margin decreased in 1997 from 4.72% to 4.62%, the result of higher interest rates on deposits and borrowings, a greater percentage of assets funded with interest bearing liabilities, and lower rates on earning assets. Although the interest spread, and net interest margin are down from 1996, increased asset levels resulted in significantly higher net interest income.

                                                                                                 March 31, [1]
                                                                                                 -------------
FOR THE YEAR ENDED:                                                                            1997         1996
                                                                                               ----         ----
     Combined weighted average yield on loans and investments [2]..........................    8.54%        8.60%
     Combined weighted average rate paid on savings deposits and borrowings................    4.39%        4.32%
     Net interest spread...................................................................    4.15%        4.27%
     Net interest margin [3]...............................................................    4.62%        4.72%

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

Non-Interest Income

Non-interest income is down from the prior year, $34,000, or 1.8 percent. Loan fees and service charges on deposit accounts were up from the prior year, however other income is down, primarily the result of reduced insurance income. Loan origination fees are deferred and recognized over the life of the loan, as prescribed by FASB #91. However, origination fees on loans sold are recognized at the time of sale.

Loan Loss Provision

The provision for loan losses is $64,000 more than for the same period in 1996, reflecting the loan growth and net charge offs. For more discussion concerning the reserve for loan losses and related issues, see "Classified Assets and Reserves" above.

Non-Interest Expense

Non-interest expense has also increased during 1997, with the total $429,000 or
11.2 percent greater than the same three months in 1996. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), 56 percent in 1997, and 52 percent in 1996, is substantially better than similar sized bank holding companies which average about 64 percent. Salary and employee benefits have increased $241,000, or 11.8 percent. Occupancy expense was also up substantially, $113,000, or 31.0%. Opening supermarket branches in Billings and Hamilton, construction of the new office in Thompson Falls, expansion of banking services to include Saturdays and holidays, other growth related staffing additions, plus normal increases resulted in these higher expenses.

Tax Expense

Income tax expense decreased by $176,000 during the three months ended March 31, 1997, as compared to the same period in the prior year, reflecting the $218,000 decrease in pre-tax income during the same period and a higher level of tax-free income. Effective federal and state tax rates were approximately 37% and 40% for the three month periods ended March 31, 1997 and 1996, respectively.

Bank Name Change and New Offices

On March 17, 1997 the First National Bank of Whitefish changed its name to Glacier National Bank, and certain assets and the deposits of the Glacier Bank Whitefish branch were acquired by Glacier National Bank, and the branch closed. This is expected to result in cost reductions by eliminating duplicate facilities.

The new full service branch at Thompson Falls opened on April 28, 1997. The construction of the new supermarket facility in Helena is progressing with opening in mid June expected. Both of these locations are in new communities for Glacier Bank.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Current report filed on January 8, 1997 announcing the completion of the acquisition of Missoula Bancshares, Inc. Amended report filed on March 17, 1997 with audited financial schedules as required for Missoula Bancshares, Inc. merger.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GLACIER BANCORP, INC.



May 9, 1997                                 By /s/ Michael J. Blodnick
----------------------                         ---------------------------------
      Date                                         Michael J. Blodnick
                                                   Executive Vice President/COO



May 9, 1997                                 By /s/ James H. Strosahl
----------------------                         ---------------------------------
     Date                                          James H. Strosahl
                                                   Senior Vice President/
                                                   Chief Financial Officer