Form 10-Q
period 1997-06-30
GLACIER BANCORP INC
filed 1997-08-14
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from             to
                                          ------------  -------------

COMMISSION FILE    0-18911
               ---------------

                              GLACIER BANCORP,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               81-0468393
--------------------------------------------------------------------------------
(State or other jurisdiction                                      (IRS Employer)
of incorporation or organization)                           (Identification No.)


P.O. Box 27; 202 Main Street, Kalispell, Montana                     59903-0027
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (406) 756-4200
--------------------------------------------------------------------------------
              N/A
------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  ------

The number of shares of Registrant's common stock outstanding on July 25, 1997, was 6,812,017. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q


                                   Index


                                                                            Page #
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Statements of Financial Condition -
                  June 30, 1997, December 31, and June 30, 1996..................3

                  Consolidated Statements of Operations -
                  Three and six months ended June 30, 1997 and 1996..............4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1997 and 1996........................5

                  Notes to Consolidated Financial Statements.....................6

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations .............11

PART II.  OTHER INFORMATION ....................................................15

SIGNATURES           ...........................................................15

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Unaudited - dollars in thousands except per share data)     June 30, December 31,  June 30,
                                                               1997       1996       1996
                                                             --------   --------   --------
Assets:
Cash on hand and in banks .................................    28,786     24,666     22,130
Federal funds sold ........................................       235      1,483        710
Interest bearing cash deposits ............................       365      1,000        860
                                                             --------   --------   --------
      Cash and cash equivalents ...........................    29,386     27,149     23,700
                                                             --------   --------   --------
Investments:
      Investment securities, held-to-maturity .............    15,394     16,410     18,020
      Investment securities, available-for-sale ...........    37,875     42,989     39,191
      Mortgaged backed securities, held-to-maturity .......     3,317      4,045      3,724
      Mortgaged backed securities, available-for-sale .....    48,159     42,061     40,046
                                                             --------   --------   --------
           Total Investments ..............................   104,745    105,505    100,981
                                                             --------   --------   --------
Net loans receivable:
      Real estate loans ...................................   201,893    198,607    194,770
      Commercial Loans ....................................   110,813    100,070     92,223
      Installment and other loans .........................    96,128     91,248     86,791
      Allowance for losses ................................    (3,469)    (3,284)    (3,111)
                                                             --------   --------   --------
           Total Loans, net ...............................   405,365    386,641    370,673
                                                             --------   --------   --------

Premises and equipment, net ...............................    11,614     11,292     10,470
Real estate and other assets owned ........................       142        410         36
Federal Home Loan Bank of Seattle stock, at cost ..........     9,879      8,586      8,038
Federal Reserve stock, at cost ............................       340        340        280
Accrued interest receivable ...............................     3,840      3,473      3,530
Goodwill, net .............................................     1,442      1,526      1,610
Other assets ..............................................       857      1,070        728
                                                             --------   --------   --------
                                                              567,610    545,992    520,046
                                                             ========   ========   ========

Liabilities and stockholders' equity:
Deposits - interest bearing ...............................   264,717    257,409    248,004
Deposits - non-interest bearing ...........................    65,275     64,330     59,449
Advances from Federal Home Loan Bank of Seattle ...........   136,237    143,289    120,892
Securities sold under agreements to repurchase ............    20,667      9,791     21,779
Other borrowed funds ......................................    12,001      5,202     10,548
Accrued interest payable ..................................     1,506        799      1,478
Advance payments by borrowers for taxes and insurance .....     1,125        940      1,113
Current income taxes ......................................       132          0        333
Deferred income taxes .....................................     1,658      1,446        923
Other liabilities .........................................     8,550     10,409      6,453
Minority Interest .........................................       458        429        391
                                                             --------   --------   --------
      Total liabilities ...................................   512,326    494,044    471,363
                                                             --------   --------   --------

Common stock, $.01 par value per share,
      12,500,000 shares authorized (1) ....................        69         46         45
Paid-in capital ...........................................    34,663     34,571     27,087
Retained earnings - substantially restricted ..............    21,197     18,392     23,273
Treasury stock at cost (2) ................................    (1,066)    (1,066)    (1,066)
Net unrealized gain (loss) on securities available-for-sale       421          5       (656)
                                                             --------   --------   --------
      Total stockholders' equity ..........................    55,284     51,948     48,683
                                                             --------   --------   --------
                                                              567,610    545,992    520,046
                                                             ========   ========   ========
      Book value per share ................................      8.12       7.65       7.27
                                                             ========   ========   ========

(1) Number of shares outstanding adjusted for three for two stock split in 1997.

(1) Total sharese outstanding at end period                  6,811,517  6,793,664  6,693,713

(2) Treasury Shares                                             85,890     85,890     85,890

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended     Six months ended
                                              June 30,   June 30,   June 30,    June 30,
                                                1997       1996        1997       1996
                                            --------   --------    --------    --------
INTEREST INCOME:
Real estate loans.........................  $  4,057      3,944       8,056       7,848
Commercial loans..........................     2,619      2,133       4,995       4,312
Consumer and other loans..................     2,321      2,082       4,533       3,954
Mortgage backed securities................       935        821       1,764       1,550
Investments...............................     1,053      1,159       2,148       2,300
                                            --------   --------    --------    --------
      Total interest income...............    10,985     10,139      21,496      19,964
                                            --------   --------    --------    --------

INTEREST EXPENSE:
Deposits..................................     2,754      2,505       5,444       4,978
Advances..................................     1,896      1,764       3,846       3,530
Repurchase agreements ....................       280        212         428         428
Other borrowed funds .....................        56         51         106          57
                                            --------   --------    --------    --------
      Total interest expense..............     4,986      4,532       9,824       8,993
                                            --------   --------    --------    --------

Net interest income ......................     5,999      5,607      11,672      10,971
Provision for loan losses ................       209        116         372         215
                                            --------   --------    --------    --------
Net interest income after provision
  for loan losses ........................     5,790      5,491      11,300      10,756
                                            --------   --------    --------    --------

NON-INTEREST INCOME:
Loan fees and service charges ............     1,825      1,778       3,522       3,432
Gains (Losses) on sale of investments.....         0          0           0           0
Other income..............................       184        277         365         535
                                            --------   --------    --------    --------
     Total fees and other income .........     2,009      2,055       3,887       3,967
                                            --------   --------    --------    --------
Compensation, employee benefits
       and related expenses...............     2,262      2,110       4,541       4,148
Occupancy expense ........................       460        421         937         785
Data processing expense ..................       200        141         385         278
Other expenses............................     1,241      1,231       2,536       2,493
Minority interest.........................        18         17          31          36
                                            --------   --------    --------    --------
     Total non-interest expense...........     4,181      3,920       8,430       7,740
                                            --------   --------    --------    --------

                                               3,618      3,626       6,757       6,983
                                               1,326      1,425       2,479       2,754
                                            --------   --------    --------    --------
                                            $  2,292      2,201       4,278       4,229
                                            ========   ========    ========    ========
Earnings per common shares(1) ...........   $   0.34       0.33        0.63        0.63
Dividends declared per common share(1) ..       0.12       0.11        0.23        0.21
Return on average assets (annualized) ...       1.64%      1.71%       1.54%       1.67%
Return on beginning equity (annualized) .      17.36%     18.34%      16.47%      18.07%
Weighted average shares outstanding(1) ..  6,802,626  6,687,242   6,799,459   6,689,424

------------
(1) Adjusted for three for two stock split in 1997

                              GLACIER BANCORP, INC.
                      Consolidated Statements of Cash Flows


                                                                           Six months ended June 30,
                   (dollars in thousands)                                       1997      1996
                                                                              -------   -------
OPERATING ACTIVITIES :
        Net Earnings .......................................................    4,278     4,229
        Adjustments to reconcile Net Earnings to Net
        Cash Provided by Operating Activities:
          Provision for loan losses ........................................      372       215
          Depreciation of premises and equipment ...........................      422       371
          Amortization of goodwill .........................................       84        84
          Loss (gain) on sale of investments ...............................        0         0
          Amortization of investment securities premiums and discounts, net        72        79
          Net decrease in deferred income taxes ............................      (61)     (138)
          Net increase in interest receivable ..............................     (367)     (177)
          Net increase in interest payable .................................      707       811
          Net increase (decrease) in current income taxes ..................      132      (211)
          Net decrease in other assets .....................................      213        76
          Net decrease in other liabilities and minority interest ..........   (1,830)     (573)
          FHLB stock dividends .............................................     (322)     (279)
                                                                              -------   -------
             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..............    3,700     4,487
                                                                              -------   -------

INVESTING ACTIVITIES:
        Proceeds from sales, maturities and prepayments of investment
            securities available-for-sale ..................................   12,458    16,551
        Purchases of investment securities available-for-sale ..............  (12,825)  (28,529)
        Proceeds from maturities and prepayments of investment
            securities held-to-maturity ....................................    1,744       488
        Purchases of investment securities held-to-maturity ................        0      (995)
        Principal collected on installment and commercial loans ............   42,753    42,039
        Installment and commercial loans originated or acquired ............  (61,679)  (65,040)
        Proceeds from sales of commercial loans ............................    3,116    6,997.
        Principal collections on mortgage loans ............................   14,924    20,080
        Mortgage loans originated or acquired ..............................  (47,049)  (60,703)
        Proceeds from sales of mortgage loans ..............................   28,839    39,002
        Net proceeds from sales of real estate owned .......................      268        16
        Net purchase of FHLB and FRB stock .................................     (971)     (404)
        Net addition of premises and equipment .............................     (744)     (544)
        Acquisition of minority interest ...................................        0      (109)
                                                                              -------   -------
             NET CASH USED BY INVESTING ACTIVITIES .........................  (19,166)  (31,151)
                                                                              -------   -------

FINANCING ACTIVITIES:
        Net increase in deposits ...........................................    8,253    15,868
        Net increase (decrease) in FHLB advances and other borrowed funds ..     (253)    9,226
        Net increase in advance payments from borrowers for taxes
          and insurance ....................................................      185        41
        Net increase in securities sold under repurchase agreements ........   10,876       974
        Cash dividends paid to stockholders ................................   (1,543)   (1,034)
        Treasury stock purchased ...........................................        0      (192)
        Proceeds from exercise of stock options and additional shares issued      185       152
                                                                              -------   -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ......................   17,703    25,035
                                                                              -------   -------
            NET INCREASE IN CASH AND CASH EQUIVALENTS ......................    2,237    (1,629)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................   27,149    25,329
                                                                              -------   -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   29,386    23,700
                                                                              =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the period for:                Interest............    9,117     8,182
                                                        Income taxes........    2,347     2,965

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1)       Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc's (the "Company") Financial Condition as of June 30, 1997, December 31, and June 30, 1996 and the Results of Operations for the six and three months ended June 30, 1997 and 1996 and the Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

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

2)       Organizational Structure:

         The Company is the parent company for five subsidiaries: Glacier Bank (the "Savings Bank"); Glacier National Bank (formerly the First National Bank of Whitefish) ("Whitefish"); First National Bank of Eureka ("Eureka"); First Security Bank of Missoula (Missoula) and Community First, Inc. (CFI). At June 30, 1997, the Company owned 100% of the Savings Bank, Missoula and CFI; 94% of Whitefish and 93% of Eureka. CFI provides full service brokerage services through INVEST Financial Services. The following abbreviated organizational chart illustrates the various relationships:


                                     Glacier
                                  Bancorp, Inc.
                            (Parent Holding Company)


               Glacier                         First Security Bank
                Bank                              OF Missoula
           (Savings Bank)                       (Commercial bank)


          Community First                      Glacier National Bank
               Inc,                               of Whitefish
        (Brokerage services)                     (Commercial bank)


                                               First National Bank
                                                   of Eureka
                                                (Commercial bank)

3)       Stock Split:

         The company completed a three-for-two stock split May 23, 1997. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock split. Any fractional shares were paid in cash.

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

6)       Cash Dividend Declared:

         On June 25, 1997, the Board of Directors declared a $.12 per share quarterly cash dividend to stockholders of record on July 11, 1997, payable on July 25, 1997.


7)       Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:


                    INVESTMENT SECURITIES AS OF JUNE 30, 1997


                                         Amortized   Gross Unrealized Estimated
                                                     ----------------
   (dollars in thousands)                  Cost      Gains    Losses  Fair Value
                                         --------    -----    ------  ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies ...  $11,972       11      (26)   11,957
State, Local Government and other issues    3,367       81       (1)    3,447
Mortgage-backed securities .............    3,372        1      (21)    3,352
                                          -------      ---      ----   -------
     TOTAL HELD TO MATURITY SECURITIES .  $18,711       93      (48)   18,756
                                          =======      ===      ====   =======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies ...  $18,127       49     (120)   18,056
State, Local Government and other issues   19,475      465      (43)   19,897
Mortgage-backed securities .............   22,852      524     (121)   23,255
Real Estate Mortgage Investment Conduit    24,897      109     (180)   24,826
                                          -------    -----      ----   -------
     TOTAL AVAILABLE FOR SALE SECURITIES  $85,351    1,147     (464)   86,034
                                          =======    =====      ====   =======

                  Investment Securities as of December 31, 1996


                                         Amortized   Gross Unrealized Estimated
                                                     ----------------
    (dollars in thousands)                  Cost      Gains   Losses  Fair Value
                                          -------      ---     ----    ------
HELD TO MATURITY:
U.S. Government and Federal Agencies ...  $12,971       16      (81)   12,906
State, Local Government and other issues    3,439       77       (1)    3,515
Mortgage-backed securities .............    4,045        2      (32)    4,015
                                          -------      ---     ----    ------
     TOTAL HELD TO MATURITY SECURITIES .  $20,455       95     (114)   20,436
                                          =======      ===     ====    ======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies ...  $27,480       50     (205)   27,325
State, Local Government and other issues   15,573      130      (39)   15,664
Mortgage-backed securities .............   24,319      534     (164)   24,689
Real Estate Mortgage Investment Conduit    17,684        0     (312)   17,372
                                          -------      ---     ----    ------
     TOTAL AVAILABLE FOR SALE SECURITIES  $85,056      714     (720)   85,050
                                          =======      ===     ====    ======


8)       Consolidated Statements of Cash Flows:

         Cash equivalents include demand deposits at other financial institutions and short term certificates of deposit.

9)       Regulatory Capital Requirements -

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 1997.


                                                   Tier I              Tier II
                                               (Core) Capital       (Total) Capital     Leverage Capital
                                              ------------------   -----------------   ---------------------
 (dollars in thousands)                         $           %        $           %       $               %
                                              ------     -------   ------      -----   ------         ------
GAAP Capital . . . . . . . . . . . . . . .    55,284               55,284              55,284
Goodwill . . . . . . . . . . . . . . . . .    (1,442)              (1,442)             (1,442)
Net unrealized gains on securities
     available-for-sale . . . . . . . . .       (421)                (421)               (421)
Allowance for loan losses . . . . . . . .         --                3,469                 --
                                              ------               ------              ------          -----
Regulatory capital computed. . . . . . .      53,421               56,890              53,421
                                              ======               ======              ======          =====
Capital as % of assets. . . . . . . . . .                 15.99%               16.85%                  9.78%
Regulatory "well capitalized" requirement                  6.00%               10.00%                  5.00%
                                                          ------               ------                  -----
Excess over "well capitalized" requirement                 9.99%                6.85%                  4.78%
                                                          ======               ======                  =====


Interest-Rate-Risk ("IRR") Component

FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that they take adequate account of IRR, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family residential loans. Since January of 1994, the OTS has included an IRR component to its risk-based capital standards. An association's measured IRR is the change that occurs in its Net Portfolio Value ("NPV") as a result of a 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value (present value) of its assets; NPV equals the present value of expected cash inflows from existing assets less the present value of expected cash outflows from existing liabilities, plus the present value of net expected cash inflows from existing off-balance sheet contracts. A normal level of IRR is less than 2%. Only institutions whose measured IRR exceeds 2% must maintain an IRR component. An association must maintain capital of at least 8% of risk- weighted assets after the IRR component is deducted.

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

In addition, the Agencies published a joint final rule on September 6, 1996, amending their respective risk- based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule took effect on January 1, 1997 and implements an amendment to the BASLE Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using their own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.


         Qualified Thrift Lender - In order to avoid certain restrictions on their operations, all savings associations are required to meet a Qualified Thrift Lender ("QTL") test. The regulations require that institutions maintain a percentage of qualifying lending activity of at least 65% as measured monthly. The Savings Bank reported on its June 30, 1997 Thrift Financial Report QTL ratios of 76%, 75%, and 74% for April, May, and June 1997.

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

         During the quarter ended June 30, 1997, $48,737 in servicing assets were recognized and $11,782 amortized. Year-to-date assets of $116,402, and amortization of $23,267 was recorded. The estimated fair value of the servicing assets was $712,000 at June 30, 1997 with a book value of $514,652. There was no activity or balance in the valuation allowance for impairment of recognized servicing assets during 1997. The fair value of the servicing assets was determined by stratification of the associated loan balances by rate, applying prepayment assumptions to each stratified group, and calculating a present value of resulting expected cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1996 to June 30, 1997.

At June 30, 1997, total consolidated assets increased by $21,618,000, or 3.96%, over the December 31, 1996 level. This increase was primarily in loan growth of $18,724,000, an increase of 4.84%.

Real Estate loans increased $3.3 million during the period, while commercial loans increased $10.8 million and Consumer loans increased $4.9 million.

Loans sold to the secondary market amounted to $32.0 million and $46.0 million during the first six months of 1997 and 1996, respectively.

The amount of loans serviced for others on June 30, 1997 was $114.4 million.

Total deposits increased nearly $8.3 million, with the increase occurring in interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") decreased $7.0 million while securities sold under repurchase agreements and other borrowed funds increased $10.9 million, and $6.8 million respectively.

The OTS' minimum average liquidity requirement for the Savings Bank is 5.0%. For the three months ended June 30, 1997, the Savings Bank's liquidity percentage averaged 6.9%. The Savings Bank's principal source of funds are generated by deposits, payments on loans and securities, short and long term borrowings and net income. If there should ever be insufficient funds derived from these areas, the Savings Bank may borrow additional amounts from the FHLB, subject to regulatory limits.

All four institutions are members of the FHLB at June 30, 1997. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of June 30, 1997:


                                            Available line                      Amount used               Available
                                            --------------                      -----------               ---------
The Savings Bank                            144,245,000                         100,266,000               43,979,000
Whitefish                                     8,430,000                           6,675,000                1,755,000
Eureka                                        6,428,000                           3,253,000                3,175,000
Missoula                                     13,689,000                           6,522,000                7,167,000


Classified Assets and Reserves
Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1.5 million or .27% of total assets at June 30, 1997, as compared to $1.6 million, or .29% of total assets, at December 31, 1996.

Non-performing assets continue to remain at a relatively low level.

                                                     June 30, 1997               December 31, 1996
                                                     ---------------             -----------------
Total Reserves for Loan
and Real Estate Owned losses:                        $3.5 million                $3.3 million

Reserves as a percentage
of Total Loans:                                       .86%                          .85%

Reserves as a percentage
of Non-performing Assets:                             230%                          204%


Impaired Loans
As of June 30, 1997, there were no loans considered impaired as measured under SFAS No. 114 criterion. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest
The Minority Interest on the consolidated statement of financial condition represents the minority stockholders' share in the Retained Earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. The Company has extended an offer to each minority stockholder notifying them that the Company would buy their shares at the current book value. As of June 30, 1997, the Company owns 46,900 shares of Whitefish and 46,389 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 93%, respectively.

Results of Operations - The six months ended 6/30/97 compared to the six months ended 6/30/96. The following discussion pertains to the consolidated income for the Company.

Net income of $4.278 million for the first six months of 1997 was an increase of $49,000, or 1.2 percent over the $4.229 million in the same period in 1996. Earnings per share were $.63 for each of the six month periods. Return on average assets was 1.54 percent and 1.67 percent for 1997 and 1996, respectively, while the return on beginning equity was 16.47 percent and 18.07 percent for the same periods. Increased earnings from the net interest margin were somewhat offset by an increased provision for possible loans losses, and increased expenses from new branches.

Loan Loss Provision
The provision for loan losses was $372,000, up from $215,000 during the same period in 1996, reflecting the increase in loans and losses experienced. As discussed above the level of non-performing assets remains at a relatively low level.

Net Interest Income
Net interest income for the six months was $11.672 million, an increase of $701,000, or 6.39 percent, over 1996. More net earning assets, as discussed above, was the primary reason for this increase.

The Company's net interest income is determined by its interest rate spread (i.e., the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at June 30, 1997 and 1996:

INTEREST RATE SPREAD
One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below, our net interest margin decreased in 1997 from 4.62% to 4.56%, the result of higher interest rates on deposits and borrowings, a greater percentage of assets funded with interest bearing liabilities, and slightly lower rates on earning assets. Although the interest spread, and net interest margin are down from 1996, increased asset levels resulted in significantly higher net interest income.


                                                                                                            June 30, [1]
                                                                                                         -------------------
FOR THE SIX MONTHS ENDED:                                                                                1997           1996
                                                                                                         ------         -----
     Combined weighted average yield on loans and investments [2].........................................8.45%         8.46%
     Combined weighted average rate paid on savings deposits and borrowings...............................4.68%         4.58%
     Net interest spread..................................................................................3.77%         3.88%
     Net interest margin [3]..............................................................................4.56%         4.62%


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


Non-Interest Income
Non-interest income decreased $80,000, or 2.0 percent from 1996. Loan fees and service charges on deposit accounts were up $90,000 while other income decreased by $170,000, primarily from a reduction in commissions on insurance sales, and a non-recurring $70,000 recovery in 1996.

Non-Interest Expense
Non-interest expense increased by $690,000, or 8.9 percent, with the largest portion of the increase in compensation and employee benefits, which increased $393,000, or 9.5 percent. Data processing expenses increased $107,000, the result of increased volumes of loan and deposit accounts. Occupancy expense was also up substantially, $152,000, or 19.4%. Opening of the new branches, volume related increases, plus other normal increases resulted in these higher expenses.

Income Taxes
The effective tax rate was reduced from 39.4 percent in 1996 to 36.7 percent in 1997. Increased investment in tax free bonds was the primary reason for the reduced expense.

Results of Operations - The three months ended 6/30/97 compared to the three months ended 6/30/96. The following discussion pertains to the consolidated income for the Company:

Net income was $2.292 million, or $.34 per share, for the second quarter of 1997, compared with $2.201 million, or $.33 per share, for the same quarter of 1996, an increase of $91,000, or 4.1%. The increase in net income is attributed to an increase in the net interest margin which was partially offset by a larger provision for loan losses, and higher expenses related to the establishment of additional branch locations. Return on average assets and return on beginning equity in the second quarter of 1997 were 1.64 percent and 17.36 percent, respectively, compared with returns of 1.71 percent and 18.34 percent for the same quarter of 1996. The lower return, as a percentage of assets, was the result of the sizeable asset growth of $47.564 million, or 9.15 percent. Stockholder equity at the beginning of the quarter increased 10.0 percent over the second quarter of 1996. The higher equity amount resulted in the reduced return on equity ratio.

Net Interest Income
Net interest income for the quarter was $5.999 million, an increase of $392,000, or 6.99 percent, over the same period in 1996. More net earning assets was the primary reason for this increase. Loan balances have increased $34.7 million from June 30, 1996, an increase of 9.4 percent. All loan classifications have increased, with commercial loans up $18.590 million, or 20.16 percent, consumer loans up $9.337 million, or 10.76 percent, and real estate loans up $7.123 million, or 3.17 percent. Total deposits increased $22.539 million, or 7.3 percent, with $5.826 million of the increase in non-interest bearing deposits. Federal Home Loan Bank advances, and other borrowed funds provided the balance of the funding for the increase in earning assets.
The capital level remains strong at 9.74 percent of assets.

Loan Loss Provisions and Non-Performing Assets
The second quarter provision for loan losses was $209,000, up from $116,000 during the same quarter in 1996. Non-performing assets are at .37 percent of loans at June 30, 1997, well below the average of the Company's peer group which was .87 percent at March 31, 1997, the most recent information available. The reserve for loan losses was 230 percent of non-performing assets as of June 30, 1997.

Non-interest Income
Non-interest income decreased $46,000, or 2.2 percent from the second quarter of 1996. Loan fees and service charges on deposit accounts were up $47,000 while other income decreased by $93,000, primarily from a reduction in commissions on insurance sales, and a non-recurring $70,000 recovery in 1996.

Non-interest Expense
Non-interest expense increased by $261,000, or 6.7 percent, over the second quarter of 1996. The largest portion of the increase was in compensation and employee benefits which increased $152,000, or 7.2 percent. Data processing expenses increased $59,000 the result of increased volumes of loan and deposits accounts. Occupancy expense was also up substantially, $39,000, or 9.3%. Opening of the new branches, volume related increases, plus other normal increases resulted in these higher expenses.

Income Taxes
The effective tax rate was reduced from 39.4 percent in 1996 to 36.7 percent in 1997. Increased investment in tax free bonds was the primary reason for the reduced expense.

New offices
The new full service branch at Thompson Falls and the supermarket branch in Helena are now open. Both of these locations are in new communities for Glacier Bank.

Stock split and dividend increase
The three-for-two stock split for the common stock of Glacier Bancorp, Inc. was completed on May 23, 1997. The board of directors has also declared a dividend of $.12 per share to be paid on July 25, 1997. This dividend is an increase of
12.5 percent over the previous dividend, adjusted for the effects of the stock split.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         THERE ARE NO PENDING MATERIAL LEGAL PROCEEDINGS TO WHICH THE REGISTRANT OR IT'S SUBSIDIARIES ARE A PARTY.

ITEM 2. CHANGES IN SECURITIES

         NONE

ITEM 3. DEFAULTS ON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         THE ANNUAL SHAREHOLDER'S MEETING WAS HELD ON APRIL 23, 1997. THE ELECTION OF DIRECTORS WAS HELD WITH WILLIAM L. BOUCHEE, L. PETER LARSON, AND EVERIT A. SLITER ELECTED FOR A THREE YEAR TERM. THE RATIFICATION OF THE APPOINTMENT OF KPMG PEAT MARWICK LLP AS THE INDEPENDENT AUDITORS FOR THE YEAR ENDING DECEMBER 31, 1997 WAS COMPLETED BY SHAREHOLDER VOTE.

ITEM 5. OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         NONE


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       GLACIER BANCORP, INC.


AUGUST 14, 1997                   BY   /S/ MICHAEL J. BLODNICK
---------------                      --------------------------
      DATE                        MICHAEL J. BLODNICK
                                  EXECUTIVE VICE PRESIDENT/COO



AUGUST 14, 1997                   BY  /S/ JAMES H. STROSAHL
---------------                      -----------------------
      DATE                        JAMES H. STROSAHL
                                  SENIOR VICE PRESIDENT/CHIEF FINANCIAL OFFICER