Form 10-Q
period 1997-09-30
GLACIER BANCORP INC
filed 1997-11-12
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended   September 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ____________


COMMISSION FILE    0-18911

                      G L A C I E R  B A N C O R P ,  I N C.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        81-0468393
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


P.O. Box 27; 202 Main Street, Kalispell, Montana            59903-0027
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (406) 756-4200

                                       N/A
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No  [ ]

The number of shares of Registrant's common stock outstanding on October 27, 1997, was 6,818,263. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q


                                      Index

                                                                                      Page #
                                                                                      ------
PART I.     FINANCIAL INFORMATION

     Item 1 - Financial Statements

           Consolidated Statements of Financial Condition -
           September 30, 1997, December 31, and September 30, 1996.......................3

           Consolidated Statements of Operations -
           Three and nine months ended September 30, 1997 and 1996.......................4

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1997 and 1996.................................5

           Notes to Consolidated Financial Statements....................................6

     Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results of Operations ......................11

PART II.  OTHER INFORMATION ............................................................15

SIGNATURES .............................................................................15

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 (Unaudited - dollars in thousands except per share data)                           Sept 30,     Dec 31,      Sept 30,
                                                                                      1997         1996         1996
                                                                                   ---------    ---------     ---------
Assets:
Cash on hand and in banks.......................................................      26,972       24,666        21,546
Federal funds sold..............................................................         325        1,483         5,023
Interest bearing cash deposits..................................................       3,875        1,000         2,545
                                                                                   ---------    ---------     ---------
    Cash and cash equivalents...................................................      31,172       27,149        29,114
                                                                                   ---------    ---------     ---------
Investments:
    Investment securities, held-to-maturity.....................................      13,060       16,410        16,955
    Investment securities, available-for-sale...................................      36,644       42,989        34,613
    Mortgaged backed securities, held-to-maturity...............................       3,191        4,045         3,623
    Mortgaged backed securities, available-for-sale.............................      49,794       42,061        44,182
                                                                                   ---------    ---------     ---------
         Total Investments......................................................     102,689      105,505        99,373
                                                                                   ---------    ---------     ---------
Net loans receivable:
    Real estate loans...........................................................     204,644      198,607       200,774
    Commercial Loans............................................................     112,041      100,070        94,096
    Installment and other loans.................................................      98,891       91,248        89,591
    Allowance for losses........................................................      (3,481)      (3,284)       (3,030)
                                                                                   ---------    ---------     ---------
         Total Loans, net.......................................................     412,095      386,641       381,431
                                                                                   ---------    ---------     ---------

Premises and equipment, net.....................................................      11,524       11,292        10,771
Real estate and other assets owned..............................................         120          410           394
Federal Home Loan Bank of Seattle stock, at cost................................      10,118        8,586         8,211
Federal Reserve stock, at cost..................................................         340          340           280
Accrued interest receivable.....................................................       3,643        3,473         3,259
Goodwill, net...................................................................       1,403        1,526         1,568
Other assets....................................................................         865        1,070         1,019
                                                                                   ---------    ---------     ---------
                                                                                    $573,968      545,992       535,420
                                                                                   =========    =========     =========

Liabilities and stockholders' equity:
Deposits - interest bearing.....................................................    $276,647      257,409       260,388
Deposits - non-interest bearing.................................................      70,433       64,330        61,968
Advances from Federal Home Loan Bank of Seattle.................................     126,712      143,289       126,326
Securities sold under agreements to repurchase..................................      17,185        9,791        12,547
Other borrowed funds............................................................      12,017        5,202        10,936
Accrued interest payable........................................................       2,031          799         1,845
Advance payments by borrowers for taxes and insurance...........................       2,543          940         2,471
Current income taxes............................................................         136            0             0
Deferred income taxes...........................................................       1,917        1,446           887
Other liabilities...............................................................       6,544       10,409         7,768
Minority Interest...............................................................         471          429           405
                                                                                   ---------    ---------     ---------
    Total liabilities...........................................................     516,636      494,044       485,541
                                                                                   ---------    ---------     ---------

Common stock, $.01 par value per share,
    12,500,000 shares authorized (1)                                                      69           69            67
Paid-in capital.................................................................      34,716       34,548        33,766
Retained earnings - substantially restricted....................................      22,700       18,392        17,808
Treasury stock at cost (2)......................................................      (1,066)      (1,066)       (1,066)
Net unrealized gain (loss) on securities available-for-sale.....................         913            5          (696)
                                                                                   ---------    ---------     ---------
    Total stockholders' equity..................................................      57,332       51,948        49,879
                                                                                   ---------    ---------     ---------
                                                                                    $573,968      545,992       535,420
                                                                                   =========    =========     =========
    Book value per share........................................................       $8.41         7.65          7.40
                                                                                   =========    =========     =========

(1) Number of shares outstanding adjusted for three for two stock split in 1997.

(1) Total shares outstanding at end of period                                      6,816,066    6,793,664     6,738,039
                                                                                   =========    =========     =========
(2) Treasury Shares                                                                   85,890       85,890        85,890
                                                                                   =========    =========     =========

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - $ in thousands except per share data)              Three months ended              Nine months ended
                                                       --------------------------------   --------------------------------
                                                       Sept. 30, 1997    Sept. 30, 1996   Sept. 30, 1997    Sept. 30, 1996
                                                       --------------    --------------   --------------    --------------
INTEREST INCOME:
    Real estate loans .............................      $    4,144            4,030           12,200           11,878
    Commercial loans ..............................           2,735            2,311            7,730            6,623
    Consumer and other loans ......................           2,405            2,181            6,938            6,135
    Mortgage backed securities ....................             917              857            2,681            2,407
    Investments ...................................           1,006            1,125            3,154            3,425
                                                          ---------        ---------        ---------        ---------
          Total interest income ...................          11,207           10,504           32,703           30,468
                                                          ---------        ---------        ---------        ---------

INTEREST EXPENSE:
    Deposits ......................................           2,822            2,620            8,266            7,598
    Advances ......................................           1,885            1,836            5,731            5,366
    Repurchase agreements .........................             255              213              683              641
    Other borrowed funds ..........................              83               54              189              111
                                                          ---------        ---------        ---------        ---------
          Total interest expense ..................           5,045            4,723           14,869           13,716
                                                          ---------        ---------        ---------        ---------

NET INTEREST INCOME ...............................           6,162            5,781           17,834           16,752
    Provision for loan losses......................             189              249              561              464
                                                          ---------        ---------        ---------        ---------
Net Interest Income after provision for loan losses           5,973            5,532           17,273           16,288
                                                          ---------        ---------        ---------        ---------

NON-INTEREST INCOME:
    Loan fees and service charges .................           1,970            1,898            5,492            5,330
    Gains (Losses) on sale of investments .........              20               37               20               37
    Other income ..................................             150              210              515              745
                                                          ---------        ---------        ---------        ---------
         Total fees and other income ..............           2,140            2,145            6,027            6,112
                                                          ---------        ---------        ---------        ---------
NON-INTEREST EXPENSE:
    Compensation, employee benefits
           and related expenses ...................           2,341            2,192            6,882            6,340
    Occupancy expense .............................             495              430            1,432            1,215
    Data processing expense .......................             194              154              579              432
    Other expenses ................................           1,395            2,455            3,931            4,948
    Minority interest .............................              19               13               49               49
                                                          ---------        ---------        ---------        ---------
         Total non-interest expense ...............           4,444            5,244           12,873           12,984
                                                          ---------        ---------        ---------        ---------

EARNINGS BEFORE INCOME TAXES ......................           3,669            2,433           10,427            9,416

Federal and state income tax expense ..............           1,351              934            3,829            3,688
                                                          ---------        ---------        ---------        ---------
NET EARNINGS ......................................           2,318            1,499            6,598            5,728
                                                          =========        =========        =========        =========

Earnings per common share (1) .....................      $     0.34             0.22             0.97             0.85
Dividends declared per common share (1) ...........            0.12             0.11             0.35             0.31
Return on average assets (annualized) .............            1.62%            1.15%            1.57%            1.47%
Return on beginning equity (annualized) ...........           16.77%           12.49%           16.93%           16.31%
Weighted average shares outstanding (1) ...........       6,812,937        6,687,242        6,804,001        6,759,342

(1) Adjusted for three for two stock split in 1997

                              GLACIER BANCORP, INC.
                      Consolidated Statements of Cash Flows

                                                                              Nine months ended Sept. 30
                                     (dollars in thousands)                      1997          1996
                                                                              ----------     -------
OPERATING ACTIVITIES:
       Net Earnings .........................................................  $   6,598       5,728
       Adjustments to reconcile Net Earnings to Net
       Cash Provided by Operating Activities:
         Provision for loan losses ..........................................        561         464
         Depreciation of premises and equipment .............................        617         614
         Amortization of goodwill ...........................................        123         126
         Loss (gain) on sale of investments .................................         20          37
         Amortization of investment securities premiums and discounts, net ..        105          42
         Net decrease in deferred income taxes ..............................       (118)       (134)
         Net (increase) decrease in interest receivable .....................       (170)         94
         Net increase in interest payable ...................................      1,232       1,178
         Net increase (decrease) in current income taxes ....................        136        (544)
         Net (increase) decrease in other assets ............................        205        (215)
         Net increase (decrease) in other liabilities and minority interest .     (3,823)        756
         FHLB stock dividends ...............................................       (521)       (435)
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ................      4,965       7,711
                                                                                 -------     -------
INVESTING ACTIVITIES:
       Proceeds from maturities and prepayments of investment
           securities available-for-sale ....................................     18,812      16,913
       Purchases of investment securities available-for-sale ................    (18,838)    (28,529)
       Proceeds from maturities and prepayments of investment
           securities held-to-maturity ......................................      4,214       1,654
       Purchases of investment securities held-to-maturity ..................          0        (995)
       Principal collected on installment and commercial loans ..............     53,306      63,913
       Installment and commercial loans originated or acquired ..............    (75,075)    (98,462)
       Proceeds from sales of commercial loans ..............................      1,794      13,831
       Principal collections on mortgage loans ..............................     35,116      38,782
       Mortgage loans originated or acquired ................................    (82,699)    (95,735)
       Proceeds from sales of mortgage loans ................................     41,546      49,039
       Net proceeds from sales (acquisition) of real estate owned ...........        290        (342)
       Net purchase of FHLB and FRB stock ...................................     (1,011)       (421)
       Net addition of premises and equipment ...............................       (849)     (1,306)
       Acquisition of minority interest .....................................         (3)       (109)
                                                                                 -------     -------
            NET CASH USED BY INVESTING ACTIVITIES ...........................    (23,397)    (41,767)
                                                                                 -------     -------

FINANCING ACTIVITIES:
       Net increase in deposits .............................................   $ 25,341      30,771
       Net increase (decrease) in FHLB advances and other borrowed funds ....     (9,762)     15,048
       Net increase in advance payments from borrowers for taxes
         and insurance ......................................................      1,603       1,399
       Net increase (decrease) in securities sold under repurchase agreements      7,394      (8,258)
       Cash dividends paid to stockholders ..................................     (2,361)     (1,567)
       Treasury stock purchased .............................................          0        (192)
       Proceeds from exercise of stock options and additional shares issued .        239         640
                                                                                 -------     -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ........................     22,454      37,841
                                                                                 -------     -------
           NET INCREASE IN CASH AND CASH EQUIVALENTS ........................      4,022       3,785
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................     27,149      25,329
                                                                                 -------     -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $ 31,172      29,114
                                                                                ========      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for:  Interest ...........................   $ 13,637      12,538
                                         Income taxes .......................   $  3,693       4,232

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1)   Basis of Presentation:

     In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc's (the "Company") Financial Condition as of September 30, 1997, December 31, and September 30, 1996 and the Results of Operations for the nine and three months ended September 30, 1997 and 1996 and the Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

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

2)   Organizational Structure:

     The Company is the parent company for five subsidiaries: Glacier Bank (the "Savings Bank"); Glacier National Bank (formerly the First National Bank of Whitefish) ("Whitefish"); First National Bank of Eureka ("Eureka"); First Security Bank of Missoula (Missoula) and Community First, Inc. (CFI). At September 30, 1997, the Company owned 100% of the Savings Bank, Missoula and CFI; 94% of Whitefish and 93% of Eureka. CFI provides full service brokerage services through Robert Thomas Securities, Inc. The following abbreviated organizational chart illustrates the various relationships:



                                     Glacier
                                  Bancorp, Inc.
                            (Parent Holding Company)


           Glacier                      First Security Bank
            Bank                            of Missoula
       (Savings Bank)                    (Commercial bank)


       Community First                 Glacier National Bank
            Inc,
    (Brokerage services)                 (Commercial bank)


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

6)   Cash Dividend Declared:

     On September 26, 1997, the Board of Directors declared a $.12 per share quarterly cash dividend to stockholders of record on October 10, 1997, payable on October 24, 1997.

7)   Investments:

     A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:


                 INVESTMENT SECURITIES AS OF SEPTEMBER 30, 1997

                                                                      Gross Unrealized
                                                         Amortized    ----------------  Estimated
              (dollars in thousands)                        Cost      Gains     Losses  Fair Value
                                                         ----------   -----     ------  ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                     $  10,024        37       (10)   10,051
State, Local Government and other issues                     3,036        97        (1)    3,132
Mortgage-backed securities                                   3,191        16        (6)    3,201
                                                         ---------     -----      ----    ------
     Total Held to Maturity Securities                   $  16,251       150       (17)   16,384
                                                         =========     =====      ====    ======
AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                     $  14,130        37       (53)   14,114
State, Local Government and other issues                    21,712       818         0    22,530
Mortgage-backed securities                                  21,256       605       (48)   21,813
Real Estate Mortgage Investment Conduit                     27,849       301      (169)   27,981
                                                         ---------     -----      ----    ------
     Total Available for Sale securities                 $  84,947     1,761      (270)   86,438
                                                         =========     =====      ====    ======

                 INVESTMENT SECURITIES AS OF DECEMBER 31, 1996

                                                                        Gross Unrealized
                                                          Amortized     ----------------   Estimated
              (dollars in thousands)                        Cost        Gains    Losses   Fair Value
HELD TO MATURITY:
U.S. Government and Federal Agencies                     $  12,971        16       (81)    12,906
State, Local Government and other issues                     3,439        77        (1)     3,515
Mortgage-backed securities                                   4,045         2       (32)     4,015
                                                         ---------       ---      ----     ------
     Total Held to Maturity Securities                   $  20,455        95      (114)    20,436
                                                         =========       ===      ====     ======
AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                     $  27,480        50      (205)    27,325
State, Local Government and other issues                    15,573       130       (39)    15,664
Mortgage-backed securities                                  24,319       534      (164)    24,689
Real Estate Mortgage Investment Conduit                     17,684         0      (312)    17,372
                                                         ---------       ---      ----     ------
     Total Available for Sale securities                 $  85,056       714      (720)    85,050
                                                         =========       ===      ====     ======


8)   Consolidated Statements of Cash Flows:

     Cash equivalents include demand deposits at other financial institutions and short term certificates of deposit.

9)   Regulatory Capital Requirements -


The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 1997.

                                                           Tier I (Core) Capital   Tier II (Total) Capital  Leverage Capital
                                                          -----------------------
                 (dollars in thousands)                        $           %            $         %           $        %

GAAP Capital ........................................... $    57,332                $  57,332              $ 57,332
Goodwill ...............................................      (1,403)                  (1,403)               (1,403)
Net unrealized gains on securities
     available-for-sale ................................        (913)                    (913)                 (913)
Allowance for loan losses ..............................          --                    3,481                    --
                                                         -----------                ---------              --------
Regulatory capital computed............................. $    55,016                $  58,497              $ 55,016
                                                         ===========                =========              ========
Capital as % of assets...............................................      16.09%                16.93%              9.59%
Regulatory "well capitalized" requirement ...........................       6.00%                10.00%              5.00%
                                                                           -----                 -----               ----
Excess over "well capitalized" requirement...........................      10.09%                 6.93%              4.59%
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


        Qualified Thrift Lender - In order to avoid certain restrictions on their operations, all savings associations are required to meet a Qualified Thrift Lender ("QTL") test. The regulations require that institutions maintain a percentage of qualifying lending activity of at least 65% as measured monthly. The Savings Bank reported on its September 30, 1997 Thrift Financial Report QTL ratios of 76%, 74%, and 75% for July, August and September 1997.

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

        During the quarter ended September 30, 1997, $59,479 in servicing assets were recognized and $21,740 amortized. Year-to-date assets of $175,881, and amortization of $45,006 was recorded. The estimated fair value of the servicing assets was $779,000 at September 30, 1997 with a book value of $552,391. There was no activity or balance in the valuation allowance for impairment of recognized servicing assets during 1997. The fair value of the servicing assets was determined by stratification of the associated loan balances by rate, applying prepayment assumptions to each stratified group, and calculating a present value of resulting expected cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1996 to September 30, 1997.

At September 30, 1997, total consolidated assets increased by $27,976,000, or 5.12%, over the December 31, 1996 level. This increase was primarily in loan growth of $25,454,000, an increase of 6.58%.

Real Estate loans increased $6.0 million during the period, while commercial loans increased $12.0 million and Consumer loans increased $7.6 million.

Loans sold to the secondary market amounted to $43.3 million and $62.9 million during the first nine months of 1997 and 1996, respectively.

The amount of loans serviced for others on September 30, 1997 was $116.3 million.

Total deposits increased nearly $25.3 million, with $19.2 million of the increase occurring in interest bearing deposits. Non-interest bearing deposits increased $6.1 million or 9.5%. Advances from the Federal Home Loan Bank ("FHLB") decreased $16.6 million while securities sold under repurchase agreements and other borrowed funds increased $7.4 million, and $6.8 million respectively.

The OTS' minimum average liquidity requirement for the Savings Bank is 5.0%. For the three months ended September 30, 1997, the Savings Bank's liquidity percent age averaged 6.8%. The Savings Bank's principal source of funds are generated by deposits, payments on loans and securities, short and long term borrowings and net income. If there should ever be insufficient funds derived from these areas, the Savings Bank may borrow additional amounts from the FHLB, subject to regulatory limits.

All four institutions are members of the FHLB at September 30, 1997. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of September 30, 1997:


                      Available line       Amount used          Available
                      --------------       -----------         ----------
The Savings Bank        145,605,000         97,906,000         47,699,000
Whitefish                 8,493,000          5,450,000          3,043,000
Eureka                    6,509,000          2,797,000          3,712,000
Missoula                 13,949,000          1,427,000         12,522,000


Classified Assets and Reserves

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1.4 million or .25% of total assets at September 30, 1997, as compared to $1.6 million, or .29% of total assets, at December 31, 1996.

                                       September 30, 1997   December 31, 1996
                                       ------------------   -----------------
Total Reserves for Loan
and Real Estate Owned losses:             $3.5 million        $3.3 million

Reserves as a percentage
of Total Loans:                               .84%                .85%

Reserves as a percentage
of Non-performing Assets:                     244%                204%

Impaired Loans

As of September 30, 1997, there were no loans considered impaired as measured under SFAS No. 114 criterion. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest

The Minority Interest on the consolidated statement of financial condition represents the minority stockholders' share in the Retained Earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. The Company has extended an offer to each minority stockholder notifying them that the Company would buy their shares at the current book value. As of September 30, 1997, the Company owns 46,900 shares of Whitefish and 46,439 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 93%, respectively.

Results of Operations - The nine months ended 9/30/97 compared to the nine months ended 9/30/96. The following discussion pertains to the consolidated income for the Company.

Net income of $6.598 million for the first nine months of 1997 was an increase of $212,000, or 3.3% over the $6.386 million, adjusted for the SAIF and merger expenses, in the same period in 1996. Earnings per share were $.97 for 1997 and $.94 in 1996. Return on average assets was 1.57% and 1.63% for 1997 and 1996, respectively, while the return on beginning equity was 16.93% and 18.19% for the same periods. Increased earnings from the net interest margin were somewhat offset by an increased provision for possible loan losses, and increased expenses from new office locations.

Loan Loss Provision

The provision for loan losses was $561,000, up from $464,000 during the same period in 1996, reflecting the increase in the volume of loans, and losses experienced. As discussed above the level of non-performing assets remains at a relatively low level compared to the peer group.

Net Interest Income

Net interest income for the nine months was $17.834 million, an increase of $1.082 million, or 6.46%, over 1996. More net earning assets, as discussed above, was the primary reason for this increase.

The Company's net interest income is determined by its interest rate spread (i.e., the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at September 30, 1997 and 1996:

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below, our net interest margin was unchanged in 1997 at 4.63%. Higher interest cost on deposits and borrowings, were somewhat offset by increased yield loans and investments. An increase in non-interest bearing liabilities, and asset growth resulted in significantly higher net interest income.

                                                                                            Sept 30, [1]
                                                                                         -----------------
FOR THE NINE MONTHS ENDED:                                                               1997         1996
                                                                                         ----         ----
     Combined weighted average yield on loans and investments [2]....................    8.51%        8.47%
     Combined weighted average rate paid on deposits and borrowings..................    4.66%        4.58%
     Net interest spread.............................................................    3.85%        3.89%
     Net interest margin [3].........................................................    4.63%        4.63%

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

Non-Interest Income

Non-interest income decreased $85,000, or 1.4% from 1996. Loan fees and service charges on deposit accounts were up $162,000 while other income decreased by $230,000, primarily from a reduction in commissions on insurance sales, and a non-recurring $70,000 recovery in 1996. Gain on sale of investments was $17,000 below the amount recorded in 1996.

Non-Interest Expense

Non-interest expense increased by $950,000, or 8.0%, with the largest portion of the increase in compensation and employee benefits, which increased $542,000, or 8.6%. Data processing expenses increased $147,000, the result of increased volumes of loan and deposit accounts. Occupancy expense was also up substantially, $217,000, or 17.9%. Opening of the new branches, volume related increases, plus other normal increases resulted in these higher expenses.

Income Taxes

The effective combined federal and state tax rate was reduced from 39.1% in 1996 to 36.7% in 1997. Increased investment in tax free bonds was the primary reason for the reduced expense.

Results of Operations - The three months ended 9/30/97 compared to the three months ended 9/30/96. The following discussion pertains to the consolidated income for the Company:

Net income was $2.318 million, or $.34 per share, for the third quarter of 1997, compared with $1.499 million, or $.22 per share, for the same quarter of 1996. 1996 earnings were impacted by a one-time assessment to recapitalize the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), and merger related expenses which resulted in a net earnings reduction of $658 thousand, or $.10 per share, adjusted for the three-for-two stock split in 1997. Return on average assets and return on beginning equity in the third quarter of 1997 were 1.62% and 16.77%, respectively, compared with returns of 1.66% and 17.98% for the same quarter of 1996 after adjustments for the SAIF and merger expenses. The lower return, as a percentage of assets, was the result of the sizeable asset growth of $38.548 million, or 7.2%. Stockholder equity at the beginning of the quarter was $6.6 million, or 13.6% greater than the third quarter of 1996. The higher equity amount resulted in the reduced return on equity ratio. The capital level remains very strong at 10% of assets.

Net Interest Income

Net interest income for the quarter was $6.162 million, an increase of $381,000, or 6.66%, over the same period in 1996. More net earning assets was the primary reason for this increase. Loan balances have increased $30.7 million from September 30, 1996, an increase of 8.0%. All loan classifications have increased, with commercial loans up $17.9 million, or 19.1%, consumer loans up $9.3 million, or 10.4%, and real estate loans up $3.9 million, or 1.9%. Total investments including mortgage backed securities, increased $3.3 million or 3.3%. Total deposits increased $24.7 million, or 7.7%, with $8.5 million of the increase in non-interest bearing deposits. Federal Home Loan Bank advances, and other borrowed funds provided the balance of the funding for the increase in earning assets.

Loan Loss Provisions and Non-Performing Assets

The third quarter provision for loan losses was $189,000, down from $249,000 during the same quarter in 1996. Non-performing assets are at .35% of loans at September 30, 1997, well below the average of the Company's peer group which was
 .83% at June 30, 1997, the most recent information available. The reserve for loan losses was 244% of non-performing assets as of September 30, 1997.

Non-interest Income

Non-interest income decreased $5,000, or .2% from the third quarter of 1996. Loan fees and service charges on deposit accounts were up $72,000 while other income decreased by $60,000, primarily from a reduction in commissions on insurance sales. Gain on sale of investments was $17,000 below the amount recorded in 1996.

Non-interest Expense

Non-interest expense increased by $261,000, or 6.2%, over the third quarter of 1996, excluding the SAIF and merger expenses. The largest portion of the increase was in compensation and employee benefits which increased $149,000, or 6.8%. Data processing expenses increased $40,000 the result of increased volumes of loan and deposit accounts. Occupancy expense was also up substantially, $65,000, or 15.1%. Opening of four new branches, volume related increases, plus other normal increases resulted in these higher expenses.

Income Taxes

The effective tax rate was reduced from 38.3% in 1996 to 36.8% in 1997. Increased investment in tax free bonds was the primary reason for the reduced expense.

Robert Thomas Securities, Inc.

An agreement was entered into with Robert Thomas Securities, Inc. to provide full service brokerage and investment services in Glacier Bancorp, Inc. locations throughout Montana. This change will enhance service to our customers with the expansion of the number of investment brokers from one to five.

Small Business Administration Loan (SBA)

During the SBA fiscal year ended September 30, 1997, Glacier Bancorp, Inc. subsidiaries originated 11.5% of the total number of SBA loans made in the State of Montana. First Security Bank of Missoula was the top lender in the state, originating more than twice as many loans as the number two lender. Glacier Bank was the sixth largest originator during the period.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS

        The following exhibits are filed as part of this report.

27      Financial Data Schedule

(B)     REPORTS ON FORM 8-K

        None filed during the quarter ended SEPTEMBER 30, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GLACIER BANCORP, INC.


November 12, 1997                 By /s/ MICHAEL J. BLODNICK
      Date                          ---------------------------------------
                                  Michael J. Blodnick
                                  Executive Vice President/COO



November 12, 1997                 By /s/ JAMES H. STROSAHL
      Date                          ---------------------------------------
                                  James H. Strosahl
                                  Senior Vice President/Chief Financial Officer