Form 10-K
period 1997-12-31
GLACIER BANCORP INC
filed 1998-03-31
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                 For the fiscal year ended December 31, 1997 or

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1998, there were issued and outstanding 6,876,263 shares of the Registrant's Common Stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 23, 1998, was $146,485,773.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 1997
                                TABLE OF CONTENTS

                                                                           Page

PART 1.

Item 1.       Business                                                        3
Item 2.       Properties                                                     27
Item 3.       Legal Proceedings                                              29
Item 4.       Submission of Matter to a Vote of Security Holders             29

PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matter                                   29
Item 6.       Selected Financial Data                                        30
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          31
Item 7A.      Quantatative and Qualitative Disclosures about
                Market Risk                                                  38
Item 8.       Financial Statements and Supplementary Data                    39
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          68

PART III
Item 10.      Directors and Executive Officers of the Registrant             68
Item 11.      Executive Compensation                                         73
Item 12.      Security Ownership of Certain Beneficial Owners
                And Management                                               78
Item 13.      Certain Relationships and Related Transactions                 79

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                          80

PART I
Item 1. Business

                                   BACKGROUND

Glacier Bancorp, Inc. Kalispell, Montana (the "Company") is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. Effective February 1, 1998 Glacier Bank FSB was converted from a savings bank to a State of Montana chartered commercial bank known as Glacier Bank ("Glacier").

In addition to Glacier the Company is also the parent holding company of Glacier Bank of Eureka ("Eureka"), formerly First National Bank of Eureka, Glacier Bank of Whitefish ("Whitefish"), formerly Glacier National Bank of Whitefish, and First Security Bank of Missoula ("First Security"). The Company owns approximately 93%, and 94%, respectively, of the outstanding stock of Eureka and Whitefish, and 100% of Glacier and First Security. Whitefish and Eureka were converted from national bank charters to State of Montana charters in late December 1997.

First Security was acquired on December 31, 1996 through an exchange of stock with Missoula Bancshares, Inc., formerly the parent company of First Security. The pooling of interest accounting method was used for this merger transaction. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented.

As of December 31, 1997, Glacier, First Security, Whitefish and Eureka had assets of $365 million, $144 million, $41 million and $26 million, respectively.

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System and are members of the Federal Reserve Bank of Minneapolis.

Glacier's main office is located at 202 Main Street, Kalispell, MT, 59901 and its telephone number is (406) 756-4200. See "Item 2. Properties."

Whitefish's address is 319 2nd Street, Whitefish, MT, 59937 (406) 863-6300, Eureka's address is 222 Dewey Ave, Eureka, MT 59917 (406) 296-2521, and First Security's address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115.

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

The Company provides full service brokerage services through Robert Thomas Securities, an unrelated brokerage firm, through Community First Inc., a wholly owned subsidiary, maintained for this purpose.

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships:

                     [GLACIER BANCORP, INC. BRANCH DIAGRAM]






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

The Company's primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln, and Glacier; the west central Montana counties of Missoula and Ravalli, and the community of Billings in south central Montana. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its home office and branch offices in Kalispell, Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Cut Bank (the county seat of Glacier County), Hamilton (the county seat of Ravalli County), Billings (the county seat of Yellowstone County), Helena (the state capital and county seat of Lewis and Clark county), and Thompson Falls (the county seat of Sanders county). First Security's main office and two branch locations are in Missoula (the county seat of Missoula County). Whitefish and Eureka are located in Whitefish, Montana and Eureka, Montana, respectively; each has one office.

This northwest Montana area has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, mining, energy exploration and production, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead Lake,

Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service.

                                   COMPETITION

Glacier, Whitefish and Eureka comprise the largest financial institution group in terms of total assets in the four county area of northwest Montana, and have approximately 20% of the total deposits in this area. The Billings branches are located in both the most populous city and county of Montana. One of the Billings branches was converted from a mortgage origination office to a full-service branch in April 1995. The supermarket branch opened in July 1996. First Security has approximately 11% of the total deposits in Missoula County.

Interstate banking is allowed in Montana with certain restrictions. Out-of-state bank holding companies, headquartered in the Ninth Federal Reserve District, or in neighboring states, can purchase (not branch) Montana banks. Montana banks can also purchase banks in neighboring states. President Clinton signed, and made effective September 29, 1994, the Interstate Banking and Branching Efficiency Act of 1994 which allows bank holding companies to acquire banks in any state. States may chose not to allow Interstate branching under this act, which was effective June 1, 1997. As of March 20, 1997, Montana has "opted out" of the Interstate Act and prohibited in-state banks from merging with out-of-state banks if the merger would be effective on or before September 30, 2001. For further information see "Regulation of the Company".

There are 31 depository institutions including savings banks, commercial banks and credit unions with offices in the area. There are 13 credit unions and 18 banks in the area.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

AVERAGE BALANCE SHEET

The following table sets forth for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin.

AVERAGE BALANCE SHEET                                       For the year ended 12-31-97         For the year ended 12-31-96
                                                          -----------------------------------------------------------------------
  (Dollars in Thousands)                                               Interest      Average                 Interest     Average
                                                           Average        and         Yield/      Average       and        Yield/
ASSETS:                                                    Balance     Dividends       Rate       Balance    Dividends      Rate
                                                          -----------------------------------------------------------------------
  Real Estate Loans                                       $201,388       16,353       8.12%      $195,215      15,962       8.18%
  Commercial Loans                                         107,470       10,500       9.77%        89,266       9,008      10.09%
  Installment and Other Loans                               93,924        9,379       9.99%        84,719       8,374       9.88%
                                                          --------     --------   --------       --------    --------   --------
     Total Loans                                           402,782       36,232       9.00%       369,200      33,344       9.03%
                                                                       --------   --------                   --------   --------
  Mortgage-Backed Securities                                51,443        3,617       7.03%        44,260       3,236       7.31%
  Investment Securities                                     66,056        4,155       6.29%        68,433       4,568       6.68%
                                                          --------     --------   --------       --------    --------   --------
     Total Earning Assets                                  520,281       44,004       8.46%       481,893      41,148       8.54%
  Non-Earning Assets                                        43,787     --------   --------         38,418    --------   --------
                                                          --------                               --------
     TOTAL ASSETS                                         $564,068                               $520,311
                                                          ========                               ========

LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                                              62,669        1,164       1.86%        58,860       1,184       2.01%
  Savings Accounts                                          39,322        1,371       3.49%        38,797       1,328       3.42%
  Money Market Demand Accounts                              62,375        2,765       4.43%        50,701       2,159       4.26%
  Certificates of Deposit                                  103,226        5,792       5.61%       101,559       5,601       5.51%
  FHLB Advances                                            136,419        7,599       5.57%       127,300       7,302       5.74%
  Other Borrowings and Repurchase Agreements                26,245        1,187       4.52%        23,197         982       4.23%
                                                          --------     --------   --------       --------    --------   --------
    Total Interest Bearing Liabilities                     430,256       19,878       4.62%       400,414      18,556       4.63%
                                                                       --------   --------                   --------   --------
  Non-interest Bearing Deposits                             66,173                                 58,289
  Other Liabilities                                         12,242                                 12,603
                                                          --------                               --------
     Total Liabilities                                     508,671                                471,306
                                                          --------                               --------

  Common Stock                                                  60                                     43
  Paid-in Capital                                           34,776                                 32,469
  Retained Earnings                                         21,212                                 17,569
  Treasury stock                                            (1,066)                                (1,006)
  Net unrealized gains and losses on AFS securities            415                                    (70)
                                                          --------                               --------
     Total Stockholders' Equity                             55,397                                 49,005
                                                          --------                               --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $564,068                               $520,311
                                                          ========                               ========

NET INTEREST INCOME                                                    $ 24,126                              $ 22,592
                                                                       ========                              ========
NET INTEREST SPREAD                                                                   3.84%                                 3.90%
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS                                         4.64%                                 4.69%
RETURN ON AVERAGE ASSETS (1)                                                          1.63%                                 1.43%
RETURN ON AVERAGE EQUITY (2)                                                         16.57%                                15.15%
DIVIDEND PAYOUT RATIO (3)                                                            38.52%                                38.18%
EQUITY TO ASSETS RATIO (4)                                                            9.82%                                 9.42%


AVERAGE BALANCE SHEET                                       For the year ended 12-31-95
                                                          --------------------------------
  (Dollars in Thousands)                                              Interest     Average
                                                          Average        and        Yield/
ASSETS:                                                   Balance     Dividends      Rate
                                                          --------------------------------
  Real Estate Loans                                       $188,461      16,095       8.54%
  Commercial Loans                                          76,183       8,284      10.87%
  Installment and Other Loans                               72,145       6,436       8.92%
                                                          --------    --------   --------
     Total Loans                                           336,789      30,815       9.15%
                                                                      --------   --------
  Mortgage-Backed Securities                                30,769       2,310       7.51%
  Investment Securities                                     55,556       3,727       6.71%
                                                          --------    --------   --------
     Total Earning Assets                                  423,114      36,852       8.71%
  Non-Earning Assets                                        32,959    --------   --------
                                                          --------
     TOTAL ASSETS                                         $456,073
                                                          ========

LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                                              55,000       1,074       1.95%
  Savings Accounts                                           41,051       1,197       2.92%
  Money Market Demand Accounts                              41,419       1,667       4.02%
  Certificates of Deposit                                   85,368       4,681       5.48%
  FHLB Advances                                            102,986       6,041       5.87%
  Other Borrowings and Repurchase Agreements                26,182       1,409       5.38%
                                                          --------    --------   --------
    Total Interest Bearing Liabilities                     352,006      16,069       4.56%
                                                                      --------   --------
  Non-interest Bearing Deposits                             50,815
  Other Liabilities                                         10,088
                                                          --------
     Total Liabilities                                     412,909
                                                          --------

  Common Stock                                                  42
  Paid-in Capital                                           24,710
  Retained Earnings                                         18,928
  Treasury stock                                              (531)
  Net unrealized gains and losses on AFS securities             15
                                                          --------
     Total Stockholders' Equity                             43,164
                                                          --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $456,073
                                                          ========

NET INTEREST INCOME                                                   $ 20,783
                                                                      ========
NET INTEREST SPREAD                                                                  4.14%
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS                                        4.56%
RETURN ON AVERAGE ASSETS (1)                                                         1.74%
RETURN ON AVERAGE EQUITY (2)                                                        18.48%
DIVIDEND PAYOUT RATIO (3)                                                           31.64%
EQUITY TO ASSETS RATIO (4)                                                           9.46%

(1)   Net Income divided by Average Total Assets

(2)   Net Income divided by Average Equity

(3)   Dividends Declared per Share divided by Net Income per Share

(4)   Average Equity divided by Average Total Assets

Note: Averages are based on quarter-end balances, using 5 quarters.

RATE/VOLUME ANALYSIS

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense which are the components of net interest income, are shown in the following table on the basis of the amount of any increases or (decreases) attributable to changes in the dollar levels of the Company's interest-earning assets and interest-bearing liabilities ("Volume") and the yields earned and rates paid on such assets and liabilities ("Rate").


                                     Years ended December 31,        Years ended December 31,          Years ended December 31,
RATE/VOLUME ANALYSIS                      1997 vs 1996                     1996 vs 1995                     1995 vs 1994
(Dollars in Thousands)           -----------------------------    -----------------------------    -----------------------------
                                        Increase due to:                 Increase due to:           Increase (Decrease) due to:
                                 -----------------------------    -----------------------------    -----------------------------
INTEREST INCOME:                  Volume      Rate       Net       Volume      Rate       Net       Volume      Rate       Net
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
  Real Estate Loans              $   509    ($  118)   $   391    $   755    ($  888)   ($  133)   $ 1,282    $ 1,192    $ 2,474
  Commercial Loans                 1,767       (275)     1,492      1,244       (520)       724        822      1,551      2,373
  Consumer and Other Loans           912         93      1,005      1,198        740      1,938      1,967       (517)     1,450
  Mortgage-backed Securities         499       (118)       381        986        (60)       926        338        (46)       292
  Investment Securities             (154)      (259)      (413)       858        (17)       841        305        597        902
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
       Total Interest Income     $ 3,533    ($  677)   $ 2,856    $ 5,041    ($  745)   $ 4,296    $ 4,714    $ 2,777    $ 7,491
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
INTEREST EXPENSE:
  NOW Accounts                   $   137    ($  158)   ($   21)   $    77    $    34    $   111    $    47    ($   12)   $    35
  Savings Accounts                    84        128        212        (66)        28        (38)      (116)        66        (50)
  Money Market Demand Accounts       518         90        608        386        103        489         38        370        408
  Certificates of Deposit             10         11         21      1,060         31      1,091        641        738      1,379
  FHLB Advances                      506       (209)       297      1,392       (131)     1,261      2,077        153      2,230
  Other Borrowings and
     Repurchase Agreements           135         70        205       (149)      (278)      (427)        81        490        571
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
       Total Interest Expense    $ 1,390    ($   68)   $ 1,322    $ 2,700    ($  213)   $ 2,487    $ 2,768    $ 1,805    $ 4,573
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
NET INTEREST INCOME              $ 2,143    ($  609)   $ 1,534    $ 2,341    ($  532)   $ 1,809    $ 1,946    $   972    $ 2,918
                                 =======    =======    =======    =======    =======    =======    =======    =======    =======


The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

Net interest income increased $1.534 million in 1997 over 1996. The increase was due to increases in volumes.

Interest rates have decreased during 1997, with long term rates slightly higher than short term rate levels. Short-term rates are at approximately the same levels as at December 31, 1996. Long terms rates have decreased with the spread in basis points of approximately 28, at December 31, 1997, between the 30 year bond and the 2 year treasury note. This relatively small spread, and low rates, may result in a reduction in interest income as assets mature or reprice at lower rate levels. MANAGEMENT'S DISCUSSION AND ANALYSIS section for the year ended December 31, 1997 contains more information concerning interest rate spreads.

                              INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquidity portfolio only slightly above requirements, because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

There has been no active trading in the Company's investment portfolios during 1997. Investment securities are generally held to maturity and carried at cost plus or minus any unamortized premium or discount. Those securities classified as available for sale are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity. During 1997, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 31.28% in calculating the tax equivalent yield. Approximately $26 million of the investment portfolio is comprised of tax exempt investments.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings."

For additional information, see Note 3 to the Consolidated Financial Statements for the year ended December 31, 1997.


                                LENDING ACTIVITY
General

The Banks focus their lending activity primarily on several types of loans:
1)first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, credit card, etc.), and 3) commercial lending that concentrates on targeted businesses. MANAGEMENT'S DISCUSSION & ANALYSIS and footnote 4 of the Consolidated Financial Statements, contain more information about the lending portfolio.

Loan Portfolio Composition

The following table sets forth information summarizing the composition of the Company's loan portfolio by type of loan:

LOAN PORTFOLIO COMPOSITION
(Dollars in Thousands)


                                                          At                           At                          At
      TYPE OF LOAN                                     12/31/97                     12/31/96                    12/31/95
                                              -------------------------    -------------------------    -------------------------
                                                Amount         Percent       Amount         Percent       Amount         Percent
                                              ---------       ---------    ---------       ---------    ---------       ---------
REAL ESTATE LOANS:
      Residential first mortgage loans        $ 170,960           40.60%   $ 160,116           41.41%   $ 145,058           41.06%
      Construction                               11,579            2.75%      16,651            4.31%      18,425            5.22%
      FHA and VA loans                           14,953            3.55%      17,940            4.64%      23,426            6.63%
      Loans held for sale                         6,727            1.60%       3,900            1.01%       5,951            1.68%
                                              ---------          ------    ---------          ------    ---------          ------
          Total                               $ 204,219           48.50%   $ 198,607           51.37%   $ 192,860           54.59%
                                              ---------          ------    ---------          ------    ---------          ------
COMMERCIAL LOANS:
      Real estate                             $  55,656           13.22%   $  49,130           12.71%   $  43,059           12.19%
      Other commercial loans                     65,391           15.53%      50,940           13.18%      42,557           12.05%
                                              ---------          ------    ---------          ------    ---------          ------
          Total                               $ 121,047           28.75%   $ 100,070           25.88%   $  85,616           24.24%
                                              ---------          ------    ---------          ------    ---------          ------
INSTALLMENT AND OTHER LOANS:
      Consumer loans                          $  95,375           22.65%   $  87,523           22.64%   $  74,725           21.15%
      Outstanding balances on credit cards        3,951            0.94%       3,725            0.96%       3,139            0.89%
                                              ---------          ------    ---------          ------    ---------          ------
          Total                               $  99,326           23.59%   $  91,248           23.60%   $  77,864           22.04%
                                              ---------          ------    ---------          ------    ---------          ------
      Allowance for Losses                       (3,544)          -0.84%      (3,284)          -0.85%      (3,077)          -0.87%
                                              ---------          ------    ---------          ------    ---------          ------
NET LOANS                                     $ 421,048          100.00%   $ 386,641          100.00%   $ 353,263          100.00%
                                              =========          ======    =========          ======    =========          ======


                                                         At                           At
      TYPE OF LOAN                                    12/31/94                     12/31/93
                                              -------------------------    -------------------------
                                                Amount         Percent       Amount         Percent
                                              ---------       ---------    ---------       ---------
REAL ESTATE LOANS:
      Residential first mortgage loans        $ 144,753           45.54%   $ 119,843           44.99%
      Construction                               15,184            4.78%      18,526            6.96%
      FHA and VA loans                           26,130            8.22%      20,150            7.57%
      Loans held for sale                         3,119            0.98%       4,743            1.78%
                                              ---------          ------    ---------          ------
          Total                               $ 189,186           59.51%   $ 163,262           61.29%
                                              ---------          ------    ---------          ------
COMMERCIAL LOANS:
      Real estate                             $  38,595           12.13%   $  30,176           11.34%
      Other commercial loans                     33,880           10.66%      32,711           12.28%
                                              ---------          ------    ---------          ------
          Total                               $  72,475           22.80%   $  62,887           23.61%
                                              ---------          ------    ---------          ------
INSTALLMENT AND OTHER LOANS:
      Consumer loans                          $  56,053           17.63%   $  39,813           14.95%
      Outstanding balances on credit cards        2,835            0.89%       2,725            1.02%
                                              ---------          ------    ---------          ------
          Total                               $  58,888           18.52%   $  42,538           15.97%
                                              ---------          ------    ---------          ------
      Allowance for Losses                       (2,647)          -0.83%      (2,330)          -0.87%
                                              ---------          ------    ---------          ------
NET LOANS                                     $ 317,902          100.00%   $ 266,357          100.00%
                                              =========          ======    =========          ======

Loan Portfolio Maturities or Repricing Term

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 1997 was as follows:


LOAN MATURITIES OR REPRICING TERM
       (Dollars in Thousands)

                               Real Estate    Commercial     Consumer       Total
                               -----------   -----------   -----------   -----------
Variable rate                  $    43,536        69,191        35,832       148,559
Maturing or Repricing in:
   6 Months or Less                 25,450        10,577        21,056        57,083
   6 Months to 1 Year               23,417         7,390         6,583        37,390
   1 Year to 3 Years                50,843        15,799        18,911        85,553
   3 Years to 5 Years               25,780         7,037        12,401        45,218
   5 Years to 10 Years              16,634         8,627         3,802        29,063
   10 Years to 20 Years             16,551         2,413           346        19,310
   Thereafter                        2,008            13           395         2,416
                               -----------   -----------   -----------   -----------
      Totals                   $   204,219       121,047        99,326       424,592
                               ===========   ===========   ===========   ===========


Loan Portfolio Scheduled Contractual Principal Repayments

The following table sets forth certain information at December 31, 1997 regarding the dollar amount of scheduled loan contractual repayments (demand loans, loans having no stated scheduled repayments and no stated maturity, and overdrafts are reported as due in one year or less):


SCHEDULED CONTRACTUAL LOAN PRINCIPAL REPAYMENTS
(Dollars in Thousands)

                                        After 1 year
Amounts due within:          1 year       through          After
                            or less       5 years         5 years        Totals
                         ------------   ------------   ------------   ------------
Real estate loans              16,117         47,516        140,586        204,219
Commercial loans               34,444         46,485         40,118        121,047
Consumer loans                 27,369         42,201         29,755         99,326
                         ------------   ------------   ------------   ------------
   Totals                      77,931        136,202        210,459        424,592
                         ============   ============   ============   ============


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

Real Estate Lending

The Banks' principal lending activities have generally consisted of the origination of both construction and permanent loans on residential and commercial real estate. With respect to residential loans, the Banks make both conventional mortgage loans and loans insured by the Federal Housing Authority ("FHA") or partially guaranteed by the Veterans Administration ("VA"). Newly originated FHA, VA and conventional fixed-rate term loans are sometimes sold in the secondary market, as discussed below,

Under Montana banking law banks generally may not make loans to one borrower and related entities in an amount which exceeds 20% of its unimpaired capital and surplus (approximately $4.0 million for the Glacier, $2.0 million for First Security and $650 thousand for Whitefish, and $400,000 for Eureka). As of December 31, 1997, loans to Glacier's seven largest borrowers and related entities amounted to $3,155,551 (7 loans); two borrowers with $2,982,953 each (5 loans); $2,665,875 (8 loans); $1,959,180 (13 loans); $1,881,546 (4 loans); and 4 borrowers with $1,864,963 each (3 loans). First Security has one borrower with 13 loans totaling $3,256,000.

The Banks lending policies, generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or up to 90% of the loan if insured by a private mortgage insurance company.

The Banks also provide interim construction financing for single-family dwellings, and make land acquisition and development loans on properties intended for residential use. At December 31, 1997, the Banks had $11.6 million, or 2.7% of total loans outstanding, in construction loans.

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

Consumer Lending

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 36.2% of the Banks' consumer portfolio is variable. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans.

The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 75% of the current appraised value of the property.


Commercial Loans

The Banks make commercial loans of three types: Commercial Real Estate, Commercial Non-Real Estate secured by other assets, and a relatively small amount of unsecured loans.

The Banks' policy has historically been conservative in commercial lending and, applies strict underwriting standards. Commercial lending has been a much bigger percentage of the respective loan portfolios at Whitefish, Eureka, and First Security than at Glacier. The following table shows the breakdown of the Company's net commercial loans outstanding by institution:


                      Commercial Real Estate              Other Commercial Loans
                      ----------------------              ----------------------
Glacier Bank                  $31,603                             $18,277
Whitefish                       2,065                               4,372
Eureka                          2,483                               3,422
First Security                 19,505                              39,320
                              -------                             -------
                              $55,656                             $65,391

These amounts are well within limitations contained in Federal laws and regulations.

Approximately 13% of the commercial loans are guaranteed by The Small Business Association ("SBA"). Of these SBA loans, the percentage of the loan's principal balance that is guaranteed is usually between 70% and 90%.

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

Loan Purchases and Sales

At times, fixed-rate, long-term mortgage loans are sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole or in part to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates while holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, Glacier typically retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of approximately .375% per annum of the unpaid balance of each loan. Whitefish and Eureka sell nearly all their residential real estate originations. First Security sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. First Security has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 1997, loans serviced for others aggregated approximately $120 million.

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

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording REO is charged to the allowance for loan losses. Any subsequent write-downs are a charge to current expenses.

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in Thousands)

                                                    At           At           At           At           At
                                                 12/31/97     12/31/96     12/31/95     12/31/94     12/31/93
                                                 --------     --------     --------     --------     --------
NON-ACCRUAL LOANS:
  Mortgage loans                                 $     93     $    157     $      0     $      0     $      0
  Commercial loans                                     99          172          249          110          318
  Consumer loans                                      156           45           15           28            0
                                                 --------     --------     --------     --------     --------
    TOTAL                                        $    348     $    374     $    264     $    138     $    318
                                                 --------     --------     --------     --------     --------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
  Mortgage loans                                 $    416     $    290     $      2     $     29     $     32
  Commercial loans                                    201          157           66          108          108
  Consumer loans                                      251          431          179          159          123
                                                 --------     --------     --------     --------     --------
    TOTAL                                        $    868     $    878     $    247     $    296     $    263
                                                 --------     --------     --------     --------     --------
Troubled Debt Restructuring:                     $      0     $      0     $      0     $      0     $      0
Real estate and other assets owned, net               121          410           52           93           31
TOTAL NON-PERFORMING LOANS, TROUBLED DEBT
  RESTRUCTURINGS, AND REAL ESTATE AND OTHER
  ASSETS OWNED, NET                              --------     --------     --------     --------     --------
                                                 $  1,337     $  1,662     $    563     $    527     $    612
                                                 --------     --------     --------     --------     --------
  AS A PERCENTAGE OF TOTAL ASSETS                    0.23%        0.30%        0.15%        0.16%        0.21%
                                                 --------     --------     --------     --------     --------
Interest Income (1)                              $     35     $     37     $     26     $     14     $     32
                                                 --------     --------     --------     --------     --------


(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Reserves for Loan Losses

Glaciers' Board of Directors establishes reserves for loan losses on recommendations of senior management. Management evaluates each loan with delinquent payments to consider whether to continue this relationship or liquidate the account.

The Board of Directors has established the minimum level of the allowance for loan losses to be maintained, by using the following calculations:

      .5% of Conventional Real Estate and Home Equity loans that are government guaranteed or government insured
      .75% of Commercial Real Estate and direct Consumer loans
      2.0% of Credit Card Balances
      1.0% of Other loans

The Board of Directors believes that this method of providing for losses closely matches the risk nature of the individual types of loans. At December 31, 1997, Glacier met the reserve goals set above.

First Security calculates its reserve using regulatory guideline percentages for special mention and classified assets, the bank's historic five-year loss level for all other loans, and a .5% contingency reserve on the non-classified portfolio.

Whitefish and Eureka review and evaluate loan losses monthly from three separate perspectives: 1) payment experience with that particular borrower, 2) percentage loss calculation as performed by bank regulators, and 3) management's assessment of the individual situation. The Banks' consider a "worst case" basis which is a combination of the three methods above and establish a loan loss reserve accordingly.

The following table illustrates the loan loss experience:


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
(dollars in thousands)


                                                                                Years ended December 31,
                                                          -------------------------------------------------------------------
                                                            1997           1996           1995           1994           1993
                                                          -------        -------        -------        -------        -------
BALANCE AT BEGINNING OF PERIOD                            $ 3,284          3,077          2,647          2,330          2,267
    CHARGE OFFS:
      Residential real estate                                   0           (122)             0             (4)             0
      Commercial Loans                                       (101)          (191)           (77)           (57)          (148)
      Installment loans to individuals                       (533)          (503)          (201)          (141)          (139)
                                                          -------        -------        -------        -------        -------
        Total charge offs                                    (634)          (816)          (278)          (202)          (287)
                                                          -------        -------        -------        -------        -------

    RECOVERIES:
      Residential real estate                                   0              1              0              0              0
      Commercial Loans                                         38             51             37            123             31
      Installment loans to individuals                        109             91             90             75             80
                                                          -------        -------        -------        -------        -------
        Total recoveries                                      147            143            127            198            111
                                                          -------        -------        -------        -------        -------
    NET CHARGE OFFS                                          (487)          (673)          (151)            (4)          (176)
                                                          -------        -------        -------        -------        -------
    PROVISION ACQUIRED                                          0              0              0              0              0
    PROVISION EXPENSE                                         747            880            581            321            239
                                                          -------        -------        -------        -------        -------
BALANCE AT END OF PERIOD                                    3,544          3,284          3,077          2,647          2,330
                                                          =======        =======        =======        =======        =======
RATIO OF NET CHARGE OFFS TO AVERAGE
LOANS OUTSTANDING DURING THE PERIOD                          0.12%          0.18%          0.04%          0.00%          0.07%
                                                          =======        =======        =======        =======        =======


In analyzing the chargeoffs and recoveries over the past three reporting periods, management anticipates the level of chargeoffs to remain relatively constant, or to decrease slightly, during the next full year of operations. This assumption is based on the fact that 1) Glacier has continued to upgrade underwriting standards, particularly for consumer installment loans, and 2) the local/regional economy although still growing, is showing signs of slowing.

                                SOURCES OF FUNDS

General

Deposits are the most important source of the Banks' funds for lending and other business purposes. In Addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through Glacier's and First Security's branch offices, and Whitefish and Eureka, have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS section contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of western Montana. The Banks issue negotiated-rate certificates of deposit with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:


DEPOSITS GREATER THAN $100,000 at DECEMBER 31, 1997
(dollars in thousands)

                                                    Certificates of Deposit        Savings and Checking               Totals
                                                   ------------------------      ------------------------      --------------------
MATURING:                                           Amount           Number       Amount           Number       Amount       Number
                                                   -------          -------      -------          -------      -------      -------
Within three months                                $ 4,544               21      $69,036              308      $73,580          329
Greater than three months through six months       $ 1,519               13            0                0        1,519           13
Greater than six months through twelve months      $ 3,471               24            0                0        3,471           24
Greater than twelve months                         $ 2,129               16            0                0        2,129           16
                                                   -------               --      -------              ---      -------          ---
    Totals                                         $11,663               74      $69,036              308      $80,699          382
                                                   =======               ==      =======              ===      =======          ===



For additional information, see Note 6 to the Consolidated Financial Statements for the year ended December 31, 1997.

Advances and Other Borrowings

As a member of the FHLB, the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to-credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's creditworthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All four banks are members in the FHLB.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, Glacier has made use of reverse repurchase agreements with various securities dealers. This process involves the "selling" of one or more of the securities in the bank's portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although Glacier has offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through polices adopted by the Board of Directors, Glacier usually enters into reverse repurchase agreements with major investment brokerage firms, local municipalities, and large balance customers, and has adopted procedures designed to ensure proper transfer of title and safe-keeping of the underlying securities. The other banks have not utilized repurchase agreements for liquidity purposes.

The following chart illustrates the average balances and the maximum outstanding month end balances for FHLB Advances and Repurchase Agreements:


ADVANCES AND REPURCHASE AGREEMENTS         For the       For the
(dollars in thousands)                    year ended    year ended
                                           12/31/97      12/31/96
                                          ----------    ----------
FHLB ADVANCES:
  Average balance                          $136,920      $128,842
  Maximum oustanding at any month-end      $142,324      $143,289

REPURCHASE AGREEMENTS:
  Average balance                          $ 17,400      $ 17,189
  Maximum oustanding at any month-end      $ 21,300      $ 22,102


For additional information concerning the Company's advances and reverse repurchase agreements, see Notes 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 1997.

SUBSIDIARIES

The Company has five direct subsidiaries, Glacier Bank (wholly owned), First Security (wholly owned), Whitefish (majority owned), Eureka (majority owned) and Community First, Inc. ("CFI") (wholly owned). For information regarding the holding company, as separate from the subsidiaries, see Note 14 to the Consolidated Financial Statements for the year ended December 31, 1997.

Brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities, and other insurance products), are available through Robert Thomas Securities, a non-affiliated company. CFI shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

See Item I "Business - Background" on pages 3 and 4 for a detailed discussion and visual representation of the various existing parent/subsidiary relationships.

                                    EMPLOYEES

As of December 31, 1997, the Company employed 291 persons, 190 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan. The Company considers its employee relations to be excellent. See Note 11 in the Consolidated Financial Statements for the year ended December 31, 1997 for detailed information regarding pension/savings plan costs and eligibility.


                           SUPERVISION AND REGULATION

INTRODUCTION

      The following generally refers to certain statutes and regulations affecting banking industry. These references provide brief summaries only and are not intended to be complete. They are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist which apply to and regulate the banking industry, but are not referenced below.

THE COMPANY

General

      The Company is a bank holding company, due to its ownership of Glacier Bank, Glacier Bank of Whitefish, Glacier Bank of Eureka, and First Security Bank of Missoula, all of which are Montana-state chartered commercial banks, and all of which are members of the Federal Reserve (collectively, the "State Banks"). Until recently, the Company was also a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA") prior to Glacier Bank's conversion from a federal savings bank to a state-chartered commercial bank and, as such, was registered with and subject to examination and supervision by the OTS. With the enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act"), the OTS no longer supervises a holding company like the Company that is registered as a bank holding company. Accordingly, the BHCA subjects the Company and its subsidiaries to supervision and examination by the FRB, and the bank holding company files annual reports of its operations with the FRB.

BANK HOLDING COMPANY STRUCTURE

      In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (see "Regulation of Banking Subsidiaries - Recent Federal Legislation
- Interstate Banking and Branching" below). The Economic Growth Act has relaxed certain BHCA restrictions on bank holding companies' engagement in permissible nonbanking activities. However, the impact that this legislation may have on the Company and its subsidiaries is unclear at this time.

      Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Until late September of 1995, the BHCA also prohibited bank holding companies from acquiring any such interest in any bank or bank holding company located in a state other than the state in which bank holding company was located, unless the laws of both states expressly authorized the acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

      Control of Nonbanks. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental to the business of banking. When making this determinations, the FRB weighs the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Economic Growth Act amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities if the holding company is well-capitalized and meets other criteria specified in the statute.

      Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

TRANSACTIONS WITH AFFILIATES

      The Company and its subsidiaries, are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, The Company and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT

      Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

      FIRREA

      The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

TIE-IN ARRANGEMENTS

      The Company and its subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Company, nor its subsidiaries may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

      In 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allowed banks greater flexibility to package products with their affiliates; and (3) established a safe harbor from the trying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and its respective subsidiaries is unclear at this time.

STATE LAW RESTRICTIONS

      As a Delaware corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Delaware corporate law. Each of the State Banks, as Montana state-chartered commercial banks, are subject to supervision and regulation by the Montana Department of Commerce's Banking and Financial Institutions Division.

SECURITIES REGISTRATION AND REPORTING

      The common stock of the Company is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Company under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

THE SUBSIDIARIES

General

      Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FRB and the FDIC have authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

      Until December 18, 1997, two of the Company's subsidiaries -- Glacier Bank of Eureka and Glacier Bank of Whitefish -- were organized as national banking associations and as such, were subject to primary regulation by the Office of the Comptroller of the Currency ("OCC"). Additionally, until February 1, 1998, Glacier Bank was organized as a federal savings bank, and as such was subject to primary regulation by the Office of Thrift Supervision. All of these Company subsidiaries have been converted to Montana state-charters and are members in the Federal Reserve System. Accordingly, the Company's subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division, and they are also subject to regulation and examination by the FRB as a result of their membership in the Federal Reserve System. The federal laws that apply to the Company's banking subsidiaries regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Company's banking subsidiaries generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of "undercapitalized banks" to borrow from the FRB's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending. FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and the Savings Association Fund ("SAIF") at 1.25% of insured deposits by increasing the deposit insurance premiums as necessary to maintain such ratio. (See "FDIC Insurance" below).


LOANS-TO-ONE BORROWER

      Each of the Company's banking subsidiaries is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20% of unimpaired capital and surplus. As of December 31, 1997, each of the Company's banking subsidiaries was in compliance with applicable loans-to-one borrower requirements.

FDIC INSURANCE

      Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and the SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory groups.

      With the enactment of the Deposit Insurance Funds Act of 1996 ("Funds Act"), a one-time assessment was imposed on institutions holding SAIF deposits on March 31, 1995, in an amount necessary for SAIF to reach its 1.25 designated reserve ratio. Because the deposits of Glacier Bank were insured by the SAIF Glacier Bank paid that assessment. In addition to the one-time SAIF assessment, for the three year period beginning in 1997, the Funds Act subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF-insured deposits (approximately 6.5 basis points). In the year 2000, BIF-insured institutions will be required to share in the payment of the FICO obligations on a pro-rata basis with all thrift institutions, with annual assessments expected to equal approximately 2.4 basis points until the year 2017, and to be phased out completely by 2019.

Currently, institutions in the lowest risk category will continue to pay no BIF premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $ 100 of BIF-insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have been adjusted by 4 basis points to a range of 1 to 27 basis points. The Funds Act provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date.

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

CAPITAL REQUIREMENTS

      Banks and Bank Holding Companies. The FRB, the FDIC, and the OCC (collectively, the "Agencies") have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of a capital directive. In addition, banks must meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

      The Agencies' "risk-based" capital guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposures into explicit account in assessing capital adequacy, and minimize disincentives to holding liquid, low-risk assets. The current guidelines require banks to achieve a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4%. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in the Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

      The Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets ("Leverage Ratio") of 3%. Any institution operating at or near this level should have well-diversified risk, and in general, be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

      The minimum ratio of total capital to risk-adjusted assets required by the FRB for bank holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. Bank holding companies are also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4 to 5 %). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      Interest-Rate-Risk ("IRR") Component. FDICIA requires the Agencies to revise their respective risk-based capital standards to ensure that they take adequate account of interest-rate risk ("IRR"), concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family residential loans.

      When evaluating the capital adequacy of a bank, examiners from the Agencies consider exposure to declines in the economic value of a bank's capital due to changes in interest rates. A bank may be required to hold additional capital for IRR if it has significant exposure or a weak interest rate risk management process. In addition, the Agencies have amended their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. The rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using their own internal value-at-risk model, subject to the parameters of the rule, and to hold a sufficient amount of capital to support the institution's risk exposure. Institutions subject to this rule must have been in compliance with it by January 1, 1998. The rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. The Agencies may require an institution not otherwise subject to the rule to comply with it for safety and soundness reasons and also may exempt an institution otherwise subject to the rule from compliance under certain circumstances.

      Prompt Corrective Action. Under FDICIA, each federal banking agency must implement a system of prompt corrective action for institutions that it regulates. In September 1992, the Agencies adopted substantially similar regulations, which became effective on December 19, 1992, intended to implement this prompt corrective action system. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a Tier 1 leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (2) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized;" (3) "undercapitalized" if it has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% and a Tier 1 leverage capital ratio of under 4% (3% under certain circumstances); (4) "significantly undercapitalized" if it has a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio of under 3%, a Tier 1 leverage capital ratio of under 3%; and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets of 2% or less.

      Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized." Undercapitalized institutions must develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require any company that controls an undercapitalized institution to provide certain guarantees that the institution will comply with the plan until it is "adequately capitalized". As of December 31, 1997, none of the State Banks were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS

      Dividends paid to the Company by its banking subsidiaries are a material source of the Company's cash flow. Various federal and state statutory provisions limit the amount of dividends the Company's banking subsidiaries are permitted to pay to the Company, respectively, without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends.

      If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, may include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

      The State Banks. Montana law imposes the following limitations on the payment of dividends by Montana state banks: (1) until the bank's surplus fund is equal to 50% of its paid-up capital stock, no dividends may be declared unless at least 25% of bank's net earnings for the dividend period have been carried to the surplus account, and (2) a bank must give notice to the Banking and Financial Institutions Division before declaring a dividend larger than the previous two years' net earnings.

FEDERAL HOME LOAN BANK SYSTEM

      All of the Company's banking subsidiaries are members of the FHLB of Seattle, which is one of the 13 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As members, the respective banking subsidiaries of the Company must purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. On December 31, 1997, the Company's banking subsidiaries had $10.3 million in FHLB stock, which was sufficient to comply with this requirement.

      The FHLBs must provide funds for the resolution of troubled savings associations and contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment in low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Seattle to the Company's banking subsidiaries for the years ended December 31, 1997, 1996, and 1995 totaled $739,000, $620,000, and $425,000 respectively.

FEDERAL RESERVE SYSTEM

      The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $44.9 million or less (after a $4.4 million exemption), and an initial reserve of 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. On December 31, 1997, each of the Company's banking subsidiaries was in compliance with applicable requirements.

      The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Company's banking subsidiaries.

RECENT FEDERAL LEGISLATION

      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. These new interstate banking and branching powers have been phased in and individual states may "opt out" of certain of these provisions. Accordingly, states have been able to enact "opting-in" legislation that (1) permits interstate mergers within their own borders before June 1, 1997, and (2) permits out-of-state banks to establish de novo branches within the state. Subject to certain state laws, such as age and contingency laws, bank holding companies may purchase banks in any state. Additionally, subject to such state laws, beginning June 1, 1997, banks have been permitted to merge with banks in any other state as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

      As of March 20, 1997, Montana has "opted-out" of the Interstate Act and prohibited in-state banks from merging with out-of-state banks if the merger would be effective on or before September 30, 200 1. Montana law generally authorizes the acquisition of an in-state bank by an out-of-state bank holding company through the acquisition of a financial institution if the in-state bank being acquired has been in existence for at least 5 years prior to the acquisition. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana.

      At this time, the full impact that the Interstate Act might have on the Company and its subsidiaries is impossible to predict.

                                    TAXATION

Federal Taxation

The Company files a consolidated federal income tax return and, effective in 1997, a consolidated Montana income tax return, using the accrual method of accounting. The Company and its subsidiaries have filed all required income tax returns.

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

These reserves are generally based upon prior bad debt experience (the "experience method," as is used by the Banks). Prior to 1997, savings institutions that met certain definitional tests relating to the composition of their assets and other matters (such as Glacier Bank) could annually elect to base the addition to their reserves for "qualifying real property loans" (generally loans secured by improved real property) under either the experience method or upon a statutory formula potentially resulting in an even greater deduction (the "percentage of taxable income method").

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

The 1996 Small Business Job Protection Act eliminated the percentage of taxable income method of accounting for bad debts that was previously available only to savings institutions. Under this provision, savings institutions now use the same method of accounting for tax bad debts as banks. As a result, savings institutions now have to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves. At December 31, 1997, Glacier Bank's post-1987 tax bad debt reserves were approximately $1.8 million.

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

The second alternative under the experience method allows a financial institution to claim a bad debt deduction necessary to maintain its reserves at a minimum reserve level. This alternative authorizes an institution to add to the reserves at least the amount required to maintain the reserve as it existed at the end of the "base year." In effect, this allows a bad debt deduction equal to the net bad debt chargeoffs for a taxable year. This option is limited, however, if loans outstanding decrease below the amount of loans outstanding at the close of the "base year." If that occurs, the minimum reserve level that may be maintained is equal to the amount that bears the same ratio of reserves to loans at the end of the taxable year as the ratio of reserves to loans at the close of the "base year." For taxable years beginning after 1987, the "base year" is the last taxable year beginning before 1988 (i.e., fiscal year ended June 30, 1988).

If the Company's accumulated bad debt reserves are deemed to have been used for any purpose other than to absorb bad debt losses, such as for the payment of dividends in excess of its current and accumulated earnings and profits (as calculated for federal income tax purposes) or the redemption of the Company's common stock, all or a portion of the amount used and the tax attributable thereto may both be subject to federal income tax. As a result, distributions to stockholders which are treated as having been made from the Company's bad debt reserves could result in a federal recapture tax to the Company, up to approximately 5 1 % of the amount of such distributions. For additional information, see Note 10 to the Consolidated Financial Statements for the year ended December 31, 1997.


In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax if it exceeds the Company's regular tax liability. The Company or its subsidiaries did not incur a minimum tax liability for its fiscal years 1988 through December 31, 1997 and are not expected to incur such a liability in the foreseeable future.

State Taxation

Under Montana law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75%.

Item 2. Properties

At December 31, 1997, Glacier Bank owned eight of its thirteen offices, including its headquarters and other property having an aggregate book value of approximately $4.5 million, and leased the remaining branches.

Glacier Bank believes that all of its facilities are well-maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

The following table sets forth certain information regarding Glacier Bank's offices at December 31, 1997:

Office        City                  Services Offered        Ownership
------        ----                  ----------------        ---------

Main          Kalispell, MT         Full Services           Owned
                                    Administration

Branch        Libby, MT             Full Services           Owned

Branch        Polson, MT            Full Services           Owned

Branch        Columbia Falls, MT    Full Services           Owned

Branch        Cut Bank, MT          Full Services           Owned

Branch        Bigfork, MT           Full Services           Leased

Branch        Evergreen area        Full Services           Owned
              Of Kalispell, MT

Branch        Billings, MT          Full Services           Owned

Branch        Thompson Falls, MT    Full Services           Owned

Branch        Buffalo Hill area     Deposit Branch          Leased
              Of Kalispell, MT

Branch        Billings, MT          Full Services           Leased
              Heights area          Supermarket Branch

Branch        Hamilton, MT          Full Services           Leased
                                    Supermarket Branch

Branch        Helena, MT            Full Services           Leased
                                    Supermarket Branch

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

Office                              Services Offered            Ownership
------                              ----------------            ---------

1704 Dearborn                       Full Services               Owned
                                    Main Office

541 East Broadway                   Full Services Branch        Owned

3220 Great Northern Way             Full Services Branch        Owned

Whitefish and Eureka each conduct their banking activities out of one office as listed below. Both institutions have undergone a major remodeling and have net book values of $714,000 and $607,000 respectively. Management believes that both facilities are currently in excellent condition:

Office          City                  Services Offered             Ownership
------          ----                  ----------------             ---------

Main            Eureka, MT            Full Services                Owned
                                      Administration

Main            Whitefish, MT         Full Services                Owned
                                      Administration

Item 3. Legal Proceedings

      The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company's opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matter To A Vote of Security Holders

      No matters were submitted to a vote of securities holders in the fourth quarter of 1997.

                                     PART II

Item 5. Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters

      The Company's stock trades on the Nasdaq Stock Market, Inc., under the symbol: GBCI. The primary market makers are: D.A. Davidson & Company, Inc., Piper Jaffray Companies, Inc., Herzog, Heine, Geduld, Inc. and B.J. Wolfe and Company.

      The range of high and low bid prices for the Company's Common Stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1997, there were approximately 2500 shareholders of Company common stock.

                       QUARTERLY COMMON STOCK PRICE RANGES
                              1997                        1996
                     --------------------           -----------------
Quarter               High           Low             High         Low
                     -----          -----           -----       -----
1st                  16.50          15.50           13.63       11.82

2nd                  21.00          15.25           14.92       12.73

3rd                  19.50          17.50           16.83       13.50

4th                  25.00          18.63           16.83       15.50

The Company paid cash dividends on its Common Stock of $.42 and $.52 per share, respectively, for the fiscal years 1996 and 1997.

Item 6. Selected Financial Data

      The following financial data of the Company are derived from the Company's historical audited financial statements and related footnotes. The information set for the below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related footnotes contained elsewhere in this Registration Statement.

               SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA


                                                                                          At December 31,
------------------------------------------------------        --------------------------------------------------------------------
(dollars in thousands, except per share data)                   1997           1996           1995           1994           1993
-------------------------------------------------------       --------       --------       --------       --------       --------
SUMMARY OF FINANCIAL CONDITION:
       Total assets ...................................       $580,398        545,992        493,064        425,667        363,032
       Investment securities ..........................         48,141         59,399         52,987         38,407         36,040
       Mortgage-backed securities .....................         56,125         46,106         37,868         30,424         22,789
       Loans receivable ...............................        424,592        389,925        356,340        320,549        268,687
       Allowance for loan losses ......................          3,544          3,284          3,077          2,647          2,330
       Deposits .......................................        346,784        321,739        291,585        258,722        247,615
       Advances .......................................        139,257        143,289        120,714         82,541         54,732
       Other borrowed money/repurchase
            agreements ................................         26,976         14,993         22,305         35,452         17,988
       Stockholders' equity ...........................         59,609         51,948         46,819         39,858         34,772
       Equity per common share* .......................           8.70           7.65           6.93           5.87           5.17
       Equity as a percentage of total assets .........          10.27%          9.51%          9.50%          9.36%          9.58%
                                                              ========       ========       ========       ========       ========


                                                                                                   Years ended December 31,
------------------------------------------------------        --------------------------------------------------------------------
(dollars in thousands, except per share data)                   1997           1996           1995           1994           1993
-------------------------------------------------------       --------       --------       --------       --------       --------
SUMMARY OF OPERATIONS:
       Interest income ................................       $ 44,004         41,148         36,852         29,361         26,434
       Interest expense ...............................         19,878         18,556         16,069         11,496         10,713
                                                              --------       --------       --------       --------       --------
         Net interest income ..........................         24,126         22,592         20,783         17,865         15,721
       Provision for loan losses ......................            747            880            581            321            239
       Non-interest income ............................          8,339          8,339          7,592          6,734          7,416
       Non-interest expense ...........................         17,219         17,536         14,680         12,922         11,826
                                                              --------       --------       --------       --------       --------
         Earnings before income taxes .................         14,499         12,515         13,114         11,356         11,072
       Income taxes ...................................          5,319          5,090          5,139          4,467          4,249
                                                              --------       --------       --------       --------       --------
         Net earnings .................................          9,180          7,425          7,975          6,889          6,823
                                                              ========       ========       ========       ========       ========
         Basic earnings per common share* .............           1.35           1.11           1.18           1.03           1.02
         Diluted earnings per common share* ...........           1.32           1.09           1.18           1.03           1.01
         Dividends declared per share* ................           0.52           0.42           0.37           0.33           0.28
                                                              ========       ========       ========       ========       ========


                                                                                                   Years ended December 31,
                                                              --------------------------------------------------------------------
                                                                1997           1996           1995           1994           1993
                                                              --------       --------       --------       --------       --------
RATIOS:
    Net earnings as a percent of:
       Average assets .................................           1.63%          1.43%          1.74%          1.75%          1.96%
       Beginning stockholders' equity .................          17.67%         15.86%         20.01%         19.81%         22.61%
       Net interest margin at end of period ...........           4.68%          4.67%          4.90%          4.88%          4.88%
    Allowance for loan losses as a percent of loans ...           0.83%          0.84%          0.86%          0.83%          0.87%
    Allowance for loan losses as a percent of
        nonperforming assets ..........................            265%           198%           547%           502%           381%
                                                              ========       ========       ========       ========       ========


                                                                                           At and for the years ended December 31,
------------------------------------------------------        --------------------------------------------------------------------
(dollars in thousands)                                          1997           1996           1995           1994           1993
-------------------------------------------------------       --------       --------       --------       --------       --------
OTHER DATA:
       Loans originated and purchased .................       $220,238        266,044        224,064        225,003        226,418
       Loans serviced for others ......................        120,052        115,437        103,756         84,080         79,823
       Number of full time equivalent employees .......            241            249            227            206            207
       Number of offices ..............................             18             17             14             14             14
       Number of shareholders of record ...............            772            758            739            792            826
                                                              ========       ========       ========       ========       ========

* revised for stock splits and dividends

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      GENERAL

      Glacier Bancorp, Inc. (the "Company") is a Delaware corporation with four commercial banks as subsidiaries, Glacier Bank, Glacier Bank of Whitefish (formerly First National Bank of Whitefish), Glacier Bank of Eureka (formerly First National Bank of Eureka), and First Security Bank of Missoula. The Company reported earnings of $9,180,000 for the year ended December 31, 1997, or $1.35 basic earnings per share, and $1.32 diluted earnings per share, compared to $7,425,000, or $ 1.11 basic earnings per share, and $1.09 diluted earnings per share, for the year ended December 31, 1996, and $7,975,000, or $1.18 basic and diluted earnings per share for the year ended December 31, 1995. During 1996 the FDIC SAIF fund was recapitalized through one-time payments from thrift institutions. Glacier Bank's after tax cost of this payment was $583,000, or $.09 basic earnings per share. In addition, expenses related to the merger of First Security Bank were $563,000, or $.08 basic earnings per share. Operating earnings without the SAIF and merger expenses were $8,571,000, or $1.28 basic earnings per share. This continued improvement in net income can be attributed to an increase in earning assets, management of net interest margin, and strong non-interest income. The following narrative and charts focus on the significant financial changes which have taken place over the past years and include a discussion of the Company's financial condition, results of operations, and capital resources.

      LIQUIDITY AND CAPITAL RESOURCES

      The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sales of loans and securities, short and long term borrowings, and net income. In addition, all four subsidiaries are members of the Federal Home Loan Bank of Seattle. This membership provides for established lines of credit in the form of advances which serve as a supplemental source of funds for lending and other general business purposes, During 1997, all four financial institutions maintained liquidity at a level deemed sufficient to meet operating cash needs. The liquidity was in excess of regulatory requirements.

      Retention of a portion of Glacier Bancorp, Inc.'s earnings results in stockholders' equity at December 31, 1997 of $59,609,000, or 10.3% of assets, which compares with $51,948,000, or 9.5% of assets at December 31, 1996. Earnings retention has kept pace with the increase in assets of $34,406,000, or 6.3%, during 1997. The stockholders' equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

FINANCIAL CONDITION

For the year ended December 31, 1997, consolidated assets increased $34,406,000, or 6.3%, over the prior year. The following table summarizes the Company's major asset and liability components in percentage terms at December 31, 1997, 1996, and 1995.

                                                                         MAJOR BALANCE SHEET COMPONENTS AS A
                                                                              PERCENTAGE OF TOTAL ASSETS

                                                                                  December 31,
                                                                         ----------------------------------
                                                                           1997         1996         1995
                                                                         --------     --------     --------
ASSETS:
     Cash, Investment securities, FHLB and Federal Reserve stock ..          24.4%        25.9%        25.1%
     Real Estate Loans ............................................          35.0%        36.2%        38.9%
     Commercial Loans .............................................          20.6%        18.1%        17.1%
     Installment & Other Loans ....................................          16.9%        16.5%        15.6%
     Other Assets .................................................           3.1%         3.3%         3.3%
                                                                         --------     --------     --------
                                                                            100.0%       100.0%       100.0%
                                                                         ========     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposit Accounts .............................................          59.7%        59.0%        59.1%
     FHLB Advances ................................................          24.0%        26.2%        24.5%
     Other Borrowings and Repurchase Agreements ...................           4.7%         2.7%         4.5%
     Other Liabilities ............................................           1.3%         2.6%         2.4%
     Stockholders' Equity .........................................          10.3%         9.5%         9.5%
                                                                         --------     --------     --------
                                                                            100.0%       100.0%       100.0%
                                                                         ========     ========     ========


Real estate loans continue to be the largest component of the Company's assets, although the percentage is decreasing, and commercial loans are increasing as a result of the Company's strategy. Deposit accounts, with comparatively short terms to maturity, represent the majority of the liabilities.

EFFECT OF INFLATION AND CHANGING PRICES

Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of a financial institution are monetary in nature, therefore interest rates generally have a more significant impact on a company's performance than does the effect of inflation.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 1997, we had a positive GAP position at six months, and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a positive .95% which compares to a positive 1.7% at December 31, 1996, and a negative GAP of .7% at December 31, 1995.

The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one dimensional view of GAP is no longer sufficient to show a bank's ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. For example, our GAP earnings sensitivity ratio shows that a 1% change in interest rates would only change income by .87%. Because of our GAP position, the table illustrates how a 1% increase in rates would decrease the Company's income by approximately $80,000. Using this analysis to join GAP information with earnings data, it produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

ESTIMATE OF RATE SENSITIVE ASSETS TO RATE SENSITIVE LIABILITIES GAP AND GAP COVERAGE RATIOS AT DECEMBER 31, 1997:

                                                   Projected maturity (in months) as of December 31, 1997
                                                 ----------------------------------------------------------
                                                     0-6             6-12            Over
(dollars in thousands)                             Months           Months         12 Months        Total
----------------------                           ---------        ---------        ---------      ---------
RATE SENSITIVE ASSETS:
Interest Bearing Deposits ....................   $       0                0                0              0
Investments and mortgage backed securities ...       4,929            1,071           98,266        104,266
  Loans (1):
     Floating Rate ...........................     107,070           12,984           28,505        148,559
     Fixed Rate ..............................      57,083           37,390          181,560        276,033
                                                 ---------        ---------        ---------      ---------
Total Rate Sensitive Assets ..................   $ 169,082           51,445          308,331        528,858
                                                 =========        =========        =========      =========

RATE SENSITIVE LIABILITIES:
  Deposit Accounts ...........................     107,595           57,379          181,810        346,784
  FHLB Advances ..............................      29,318           12,570           97,369        139,257
  Other Borrowings/Repurchase Agreements .....      26,667              309                0         26,976
                                                 ---------        ---------        ---------      ---------
TOTAL RATE SENSITIVE LIABILITIES .............   $ 163,580           70,258          279,179        513,017
                                                 =========        =========        =========      =========

Cumulative GAP ...............................   $   5,502          (13,311)
                                                 =========        =========

Cumulative GAP as a percentage of
    total assets of $580,398,000 .............        0.95%           (2.29)%
                                                 =========        =========

GAP Earnings Sensitivity (2)  .................................   $     (80)
                                                                  =========

GAP Earnings Sensitivity Ratio (3)  ...........................       (0.87)%
                                                                  =========

(1) Based on scheduled maturity or time before the loan can be repriced. Loans also reflect estimated amortization and prepayments.

(2) GAP Earnings Sensitivity is the estimated effect on income after taxes at 40.00% of a 1% increase or decrease in interest rates (1% x ($13,311 less tax of $5,324)).

(3) GAP Earnings Sensitivity Ratio is GAP Earnings Sensitivity divided by the estimated yearly earnings of $9,180,000. A 1% increase in interest rates has this estimated percentage increase (decrease) effect on annual income.

INTEREST RATE SPREAD
One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below the net interest spread decreased in 1997 from 3.91% to 3.84%, primarily the result of lower rates on interest earning assets. The net interest margin decreased slightly in 1997 from 4.69% to 4.64%, also the result of a decrease in rates on interest earning assets. Although the interest spread is down from 1996 the increased asset levels, and the increased interest-free funding resulted in significantly higher net interest income.

                                                                                         December 31, [1]
                                                                                    --------------------------
FOR THE YEAR ENDED:                                                                  1997       1996      1995
                                                                                    -----      -----     -----
     Combined weighted average yield on loans and investments [2]...............    8.46%      8.54%     8.71%
     Combined weighted average rate paid on savings deposits and borrowings.....    4.62%      4.63%     4.56%
     Net interest spread........................................................    3.84%      3.91%     4.15%
     Net interest margin [3]....................................................    4.64%      4.69%     4.56%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996


FINANCIAL CONDITION

Total assets increased $34,406,000, or 6.3% over the December 31, 1996 asset level. Total net loans outstanding increased 8.9%, or $34,407,000 with the largest increase occurring in the commercial classification which increased $20,977,000, or 21%, followed by installment loans which increased $8,078,000, or 8.9%. Real estate loans increased $5,612,000 or 2.8% a result of a significant portion of the loan production being sold. Investment securities decreased $1,239,000, or 1.2%. The flat yield curve has provided little opportunity to achieve reasonable spreads in the investment portfolio so funds have been used to grow the loan portfolio rather than investments.

Total liabilities increased $26,745,000, or 5.4%, with interest bearing deposits up $15,736,000, or 6.1%, and non-interest bearing deposits up $9,309,000, or 14.5%. Federal Home Loan Bank advances decreased $4,032,000, or 2.8%. Securities sold under repurchase agreements and other borrowed funds were up $11,983,000, or 79.9%. Funding sources are utilized based on the lowest cost available, which results in changes from one accounting period to the next.

Total stockholders' equity increased $7,661,000, or 14.8%, primarily the result of earnings retention, and by an increase in the net unrealized gains on securities available-for-sale of $1,176,000.

RESULTS OF OPERATIONS

INTEREST Income - Interest income was $44,004,000 compared to $41,148,000 for the years ended December 31, 1997 and 1996, respectively, a $2,856,000, or 6.9% increase. The weighted average yield on the loan and investment portfolios decreased slightly from 8.54% to 8.46%. This decrease in yield was offset by increased volumes in loans, resulting in the increased interest income. Interest rates were lower at the end of 1997 than early in the year, with little slope in the yield curve. A continued decline in interest rates could result in lower interest income resulting from the refinance of existing loans.

INTEREST EXPENSE - Interest expense was $19,878,000 for the year ended December 31, 1 997, up from $18,556,000 in 1996, a $1,322,000, or 7.1% increase, The increase is due to higher balances in interest bearing deposits, increases in amounts outstanding in repurchase agreements and other borrowed funds during 1997. This increase was partially offset by reduced Federal Home Loan Bank borrowings.

NET INTEREST INCOME - Net interest income was $24,126,000 compared to $22,592,000 in 1996, an increase of $1,534,000, or 6.8%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $747,000 for 1997, down from $880,000 for 1996. Total loans charged off, net of recoveries, were $487,000 in 1997, lower than the $673,000 experienced in 1996. The allowance for loan losses balance was $3,544,000 at year end 1997, up from $3,284,000 at year end 1996, an increase of $260,000. At December 31, 1997, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totalled $1,337,000 or .23% of total assets; compared to $1,662,000 or
 .30% of total assets at December 31, 1996.

NON-INTEREST INCOME - Total non-interest income of $8,339,000 remained at the same level as 1996. Increases in service charges and other fees which were $364,000 greater than the prior year were mostly offset by a reduction in other income of $352,000, primarily from a reduction in commissions on insurance sales, and non-recurring recoveries of charged off interest in 1996.

NON-INTEREST EXPENSE - Total non-interest expense decreased from $17,536,000 to $17,219,000 a decrease of $317,000, or 1.8%. Of this decrease $947,000 was from the FDIC SAIF insurance assessment expensed in 1996, and $531,000 was from merger expenses, leaving an increase from operations of $1,161,000. Compensation, employee benefits, and related expenses increased $577,000, or 6.7% from 1996 the result of staffing of four new branches and other growth related staffing additions, plus other normal cost increases. Occupancy expense increased $228,000, or 13.5% from 1996 primarily the result of adding the new branches. Data processing expense was up $102,000, or 15.3%, from volume increases. Following the one-time FDIC assessment in 1996 the rates on FDIC insurance were reduced in 1997 which resulted in a reduction in expense of $226,000, or 64.4%. Other expense increased $476,000, or 10.2% from 1996, primarily from increased marketing costs, and other expenses related to the new branches. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), excluding the merger and the FDIC assessment, was 53% in 1997, up from 52% in 1996, as compared with similar sized bank holding companies nationally which average about 62%.

YEAR 2000 ISSUES - The year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many computer programs are not able to distinguish the year 1900 from the year 2000, due to the practice of using only two digits to represent years in the 1900's (e.g. 1/21/98 represents January 31, 1998). Thus, most current automated systems will interpret 1/31/00 as January 31, 1900. This challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. In addition, the problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults. It may also affect the operations of third parties with whom the Company and banks do business.

The Company and the banks are committed to addressing these year 2000 challenges in a prompt and responsible manner, and they have dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a program to complete all necessary steps to resolve these issues, including purchasing appropriate computer technology. As part of this program, Management will monitor the efforts and success of its suppliers, service providers, and large corporate customers, in meeting their year 2000 challenges. Updating and testing of the Company's and the banks automated systems is currently underway and will be substantially complete well before the millennium.

The financial effect of these year 2000 challenges on the Company is impossible to predict with certainty at this time. However, management does not believe that expenses related to year 2000 challenges will have a material effect on the operations or financial performance of the Company.

FORWARD LOOKING STATEMENTS - This document contains certain forward looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward looking statements.


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

PROVISION FOR LOAN LOSSES - The provision for loan losses was $880,000 for 1996, up from $581,000 for 1995, the result of higher loan balances outstanding and an increase in loans charged off, net of recoveries, of $522,000. The allowance for loan losses reserve balance is $3,284,000 at year end 1996, up from $3,077,000 at year end 1995, an increase of $207,000. At December 31, 1996, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totalled $1,662,000 or .30% of total assets; compared to $563,000 or .11% of total assets at December 31, 1995.

NON-INTEREST INCOME - Total non-interest income increased $747,000 from $7,592,000 to $8,339,000, or 9.8%. The largest portion of the increase occurred in service charges and other fees which were $589,000 over the prior year. The number of customer accounts increased substantially which resulted in the increased fee income.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/liability committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

                               INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997 as compared to the 10% Board approved policy limit.

                                                       Estimated
                        Rate change                 NII Sensitivity
                        -----------                 ---------------
                          +200 bp                        -0.85%
                          -200 bp                         0.48%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data

      The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 1O-K on the pages indicated:

                                                                     Page

      Report of Independent Auditors                                  40
      Consolidated Statements of Financial Condition                  41
      Consolidated Statements of Operations                           42
      Consolidated Statements of Stockholders' Equity                 43
      Consolidated Statements of Cash Flows                           44
      Notes to Consolidated Financial Statements                      45 -67

                          Independent Auditors' Report

The Board of Directors and Stockholders Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion. the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK, LLP



Billings, Montana
January 30, 1998

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     December 31,
                                                                              -------------------------
         (dollars in thousands)                                                  1997            1996
                                                                              ---------       ---------
ASSETS:
    Cash on hand and in banks ..........................................      $  26,463          24,666
    Federal funds sold .................................................              0           1,483
    Interest bearing cash deposits .....................................              0           1,000
                                                                              ---------       ---------
         Cash and cash equivalents .....................................         26,463          27,149

    Investment securities, available-for-sale ..........................         93,254          85,050
    Investment securities, held-to-maturity (market value of $11,145 and
        $20,436 at December 31, 1997 and 1996, respectively) ...........         11,012          20,455
    Loans receivable, net ..............................................        421,048         386,641
    Premises and equipment, net ........................................         11,743          11,292
    Real estate and other assets owned, net ............................            121             410
    Federal Home Loan Bank of Seattle stock, at cost ...................         10,330           8,586
    Federal Reserve stock, at cost .....................................            340             340
    Accrued interest receivable ........................................          3,759           3,473
    Goodwill, net ......................................................          1,371           1,526
    Other assets .......................................................            957           1,070
                                                                              ---------       ---------
                                                                              $ 580,398         545,992
                                                                              =========       =========
LIABILITIES:
    Deposits - non-interest bearing ....................................         73,639          64,330
    Deposits - interest bearing ........................................        273,145         257,409
    Advances from Federal Home Loan Bank of Seattle ....................        139,257         143,289
    Securities sold under agreements to repurchase .....................         19,255           9,791
    Other borrowed funds ...............................................          7,721           5,202
    Accrued interest payable ...........................................          1,388             799
    Advance payments by borrowers for taxes and insurance ..............          1,307             940
    Current income taxes ...............................................            306               0
    Deferred income taxes ..............................................          1,912           1,446
    Minority interest ..................................................            480             429
    Other liabilities ..................................................          2,379          10,409
                                                                              ---------       ---------
         Total liabilities .............................................        520,789         494,044

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value per share. Authorized 1,000,000
     shares; none issued ...............................................              0               0
    Common stock, $.01 par value per share.  6,847,485 and 6,793,663
     shares outstanding at December 31, 1997 and 1996, respectively ....             69              46
    Paid-in capital ....................................................         35,383          34,571
    Retained earnings - substantially restricted .......................         24,042          18,392
    Treasury stock at cost, 85,890 shares at December 31, 1997 and 1996          (1,066)         (1,066)
    Net unrealized gains on securities available-for-sale ..............          1,181               5
                                                                              ---------       ---------
         Total stockholders' equity ....................................         59,609          51,948
                                                                              ---------       ---------
                                                                              $ 580,398         545,992
                                                                              =========       =========


           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years ended December 31,
                                                              -----------------------------------
    (dollars in thousands except per share data)                 1997         1996         1995
                                                              ---------    ---------    ---------
INTEREST INCOME:
    Real estate loans ..................................      $  16,353       15,962       16,095
    Commercial loans ...................................         10,500        9,008        8,284
    Consumer and other loans ...........................          9,379        8,374        6,436
    Mortgage-backed securities .........................          3,617        3,236        2,310
    Investment securities and other ....................          4,155        4,568        3,727
                                                              ---------    ---------    ---------
      TOTAL INTEREST INCOME ............................         44,004       41,148       36,852
                                                              =========    =========    =========

INTEREST EXPENSE:
    Deposits ...........................................         11,092       10,272        8,619
    Advances ...........................................          7,599        7,302        6,041
    Securities sold under agreements to repurchase .....            951          772        1,199
    Other borrowed funds ...............................            236          210          210
                                                              ---------    ---------    ---------
      TOTAL INTEREST EXPENSE ...........................         19,878       18,556       16,069
                                                              ---------    ---------    ---------
      NET INTEREST INCOME ..............................         24,126       22,592       20,783
    Provision for loan losses ..........................            747          880          581
                                                              ---------    ---------    ---------
      NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES .................................         23,379       21,712       20,202

NON-INTEREST INCOME:
    Service charges and other fees .....................          4,724        4,360        3,725
    Miscellaneous loan fees and charges ................          2,764        2,852        2,898
    Gain (Loss) on sale of investments, net ............            197          121           (6)
    Other income .......................................            654        1,006          975
                                                              ---------    ---------    ---------
      TOTAL NON-INTEREST INCOME ........................          8,339        8,339        7,592

NON-INTEREST EXPENSE:
    Compensation, employee benefits and related expenses          9,185        8,608        7,514
    Occupancy expense ..................................          1,916        1,688        1,529
    Data processing expense ............................            768          666          499
    FDIC insurance expense .............................            125          351          467
    FDIC/SAIF assessment ...............................              0          947            0
    Merger expense .....................................             32          563            0
    Other expense ......................................          5,125        4,649        4,559
    Minority interest ..................................             68           64          112
                                                              ---------    ---------    ---------
      TOTAL NON-INTEREST EXPENSE .......................         17,219       17,536       14,680
                                                              ---------    ---------    ---------
    Earnings before income taxes .......................         14,499       12,515       13,114
    Federal and state income tax expense ...............          5,319        5,090        5,139
                                                              ---------    ---------    ---------
      NET EARNINGS .....................................      $   9,180        7,425        7,975
                                                              =========    =========    =========
    Basic earnings per share ...........................      $    1.35         1.10         1.18
                                                              =========    =========    =========
    Diluted earnings per share .........................      $    1.32         1.09         1.18
                                                              =========    =========    =========


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996, and 1995


                                                                                                Retained
                                                      Common Stock                               earnings
                                              ---------------------------        Paid-in       substantially      Treasury
($ in thousands except per share data)          Shares           capital         capital        restricted          stock
                                              ----------       ----------      ----------      -------------     ----------
Balance at December 31, 1994 ..............    3,701,839       $       39          21,427           19,070             (160)

Cash dividends declared ($.37 per share) ..         --               --              --             (1,824)            --
Stock options exercised ...................       20,278                0             221             --               --
Increase in stock grant earned ............         --               --                46             --               --
10% stock dividend ........................      368,946                3           5,244           (5,252)            --
Treasury stock acquired ...................      (38,760)            --              --               --               (714)
Increase in net unrealized gains
     on available-for-sale securities .....         --               --              --               --               --
Net earnings ..............................         --               --              --              7,975             --
                                              ----------       ----------      ----------      -------------     ----------
Balance at December 31, 1995 ..............    4,052,303               42          26,938           19,969             (874)

Cash dividends declared ($.43 per share) ..         --               --              --             (2,291)            --
Stock options exercised ...................       36,697                1             548             --               --
Tax benefit from stock related
      compensation ........................         --               --                81             --               --
Increase in stock grant earned ............         --               --                21             --               --
Acquisition of minority interest ..........       12,951             --                85             --               --
10% stock dividend ........................      404,852                1           6,701           (6,711)            --
Treasury stock acquired ...................       (9,000)            --              --               --               (192)
Decrease in net unrealized gains
     on available-for-sale securities .....         --               --              --               --               --
                                              ----------       ----------      ----------      -------------     ----------
Additional shares issued ..................       31,306                2             197             --               --
Net earnings ..............................         --               --              --              7,425             --
Balance at December 31, 1996 ..............    4,529,109               46          34,571           18,392           (1,066)

Cash dividends declared ($.52 per share) ..         --               --              --             (3,525)            --
Stock options exercised ...................       51,993                1             557             --               --
Tax benefit from stock related
      compensation ........................         --               --               257             --               --
Increase in stock grant earned ............         --               --                20             --               --
Three for two stock split .................    2,266,383               22             (22)              (5)            --
Increase in net unrealized gains
     on available-for-sale securities .....         --               --              --               --               --
Net earnings ..............................         --               --              --              9,180             --
                                              ----------       ----------      ----------      -------------     ----------
Balance at December 31, 1997 ..............    6,847,485       $       69          35,383           24,042           (1,066)
                                              ==========       ==========      ==========      =============     ==========


                                                  Net
                                               unrealized         Total
                                              gains(losses)    stockholders'
($ in thousands except per share data)        on securities       equity
                                              -------------    -------------
Balance at December 31, 1994 ..............          (518)          39,858

Cash dividends declared ($.37 per share) ..          --             (1,824)
Stock options exercised ...................          --                221
Increase in stock grant earned ............          --                 46
10% stock dividend ........................          --                 (5)
Treasury stock acquired ...................          --               (714)
Increase in net unrealized gains
     on available-for-sale securities .....         1,262            1,262
Net earnings ..............................          --              7,975
                                              -------------    -------------
Balance at December 31, 1995 ..............           744           46,819

Cash dividends declared ($.43 per share) ..          --             (2,291)
Stock options exercised ...................          --                549
Tax benefit from stock related
      compensation ........................          --                 81
Increase in stock grant earned ............          --                 21
Acquisition of minority interest ..........          --                 85
10% stock dividend ........................          --                 (9)
Treasury stock acquired ...................          --               (192)
Decrease in net unrealized gains
     on available-for-sale securities .....          (739)            (739)
                                              -------------    -------------
Additional shares issued ..................          --                199
Net earnings ..............................          --              7,425
Balance at December 31, 1996 ..............             5           51,948

Cash dividends declared ($.52 per share) ..          --             (3,525)
Stock options exercised ...................          --                558
Tax benefit from stock related
      compensation ........................          --                257
Increase in stock grant earned ............          --                 20
Three for two stock split .................          --                 (5)
Increase in net unrealized gains
     on available-for-sale securities .....         1,176            1,176
Net earnings ..............................          --              9,180
                                              -------------    -------------
Balance at December 31, 1997 ..............         1,181           59,609
                                              =============    =============


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years ended December 31,
                                                                                -----------------------------------------
                           (dollars in thousands)                                  1997            1996            1995
                                                                                ---------       ---------       ---------
OPERATING ACTIVITIES :
    Net Earnings ............................................................   $   9,180           7,425           7,975
    Adjustments to reconcile Net Earnings to Net
    Cash Provided by Operating Activities:
    Provision for loan losses ...............................................         747             880             581
    Depreciation of premises and equipment ..................................         875             728             950
    Amortization of goodwill ................................................         155             168             179
    Loss (gain) on sale of investments ......................................        (197)           (121)              6
    Amortization of investment securities premiums and discounts, net .......         (55)            (32)            122
    Net decrease in deferred income taxes ...................................        (299)            (27)            (41)
    Net increase in accrued interest receivable .............................        (286)           (120)           (679)
    Net increase in accrued interest payable ................................         589             132             249
    Net increase (decrease) in current income taxes .........................         733            (633)            675
    Net (increase) decrease in other assets .................................         (37)            (84)            572
    Net increase (decrease) in other liabilities and minority interest ......      (8,424)          3,383           1,845
    FHLB stock dividends ....................................................        (733)           (597)           (413)
                                                                                ---------       ---------       ---------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ........................       2,248          11,102          12,021
                                                                                ---------       ---------       ---------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities and prepayments of investment
      securities available-for-sale .........................................      27,606          53,206          17,668
    Purchases of investment securities available-for-sale ...................     (33,868)        (69,741)        (39,221)
    Proceeds from maturities and prepayments of investment
      securities held-to-maturity ...........................................       9,713           1,813          10,493
    Purchases of investment securities held-to-maturity .....................           0            (982)         (9,000)
    Principal collected on installment and commercial loans .................      65,987         101,148          79,019
    Installment and commercial loans originated or acquired .................     (98,456)       (137,516)       (121,285)
    Proceeds from sales of commercial loans .................................       2,927           7,857          10,001
    Principal collections on mortgage loans .................................      58,624          50,538          40,402
    Mortgage loans originated or acquired ...................................    (121,782)       (128,528)       (102,779)
    Proceeds from sales of mortgage loans ...................................      57,546          72,243          58,702
    Net proceeds from sales (acquisition) of real estate owned ..............         289            (358)             52
    Net purchase of FHLB and FRB stock ......................................      (1,011)           (694)         (1,310)
    Net addition of premises and equipment ..................................      (1,326)         (1,941)         (1,335)
    Acquisition of minority interest ........................................         (13)           (114)            (14)
                                                                                ---------       ---------       ---------
      NET CASH USED BY INVESTING ACTIVITIES .................................     (33,764)        (53,069)        (58,607)
                                                                                ---------       ---------       ---------

FINANCING ACTIVITIES:
    Net increase in deposits ................................................      25,045          30,154          32,863
    Net increase (decrease) in FHLB advances and other borrowed funds .......      (1,513)         26,277          36,593
    Net increase (decrease) in advance payments from borrowers for taxes
       and insurance ........................................................         367            (132)            305
    Net increase (decrease) in securities sold under repurchase agreements ..       9,464         (11,014)        (12,247)
    Cash dividends paid to stockholders .....................................      (3,086)         (2,054)         (2,007)
    Treasury stock purchased ................................................           0            (192)           (714)
    Proceeds from exercise of stock options and additional shares issued ....         553             748             221
                                                                                ---------       ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................      30,830          43,787          55,014
                                                                                ---------       ---------       ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        (686)          1,820           8,428
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................      27,149          25,329          16,901
                                                                                ---------       ---------       ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $  26,463          27,149          25,329
                                                                                =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for: Interest ............................   $  19,389          18,424          15,821
                                        Income taxes ........................       4,890           5,491           4,367

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) GENERAL

Glacier Bancorp, Inc. (the "Company"), a Delaware corporation organized in 1 990, is a multi-bank, holding company which provides a full range of banking services to individual and corporate customers in Montana through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its bank subsidiaries, Glacier Bank (the "Savings Bank"), First Security Bank of Missoula ("First Security"), Glacier Bank of Whitefish (formerly First National Bank of Whitefish), and Glacier Bank of Eureka (formerly First National Bank of Eureka) (collectively the "Commercial Banks"). All significant intercompany transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock of Glacier Bank and First Security, and 94% and 93% of the Glacier Banks of Whitefish and Eureka, respectively.

First Security was acquired on December 31, 1996 through an exchange of stock with Missoula Bancshares, Inc. formerly the parent company of First Security. The pooling of interests accounting method was used for this merger transaction. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented.

(C) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

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

(E) LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance reduced by any chargeoffs or specific valuation accounts and net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased loans and net loan fees on originated loans are amortized over the expected life of loans using methods that approximate the interest method.

(F) LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized by charges to income.

(G) ALLOWANCE FOR LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

During 1997 and 1 996 the amount of impaired loans was not material.

(H) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is generally computed on a straight-line method over the estimated useful lives, which range from five to fifty years, of the various classes of assets from their respective dates of acquisition.

(I) REAL ESTATE OWNED

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

(J) RESTRICTED STOCK INVESTMENTS

The Company holds stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). These investments are carried at cost.

(K) GOODWILL

Goodwill is being amortized against income using the straight-line method over 15 years.

(L) INCOME TAXES

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

(M) EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued in February 1997 to simplify the standard for computing earnings per share (EPS) by replacing the presentation of primary and fully diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The provisions of SFAS No. 128 apply to financial statements issued for periods ending after December 15, 1997 with restatement required of all prior-period EPS data presented.

(N) STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded over the vesting period only if at the date of grant the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards determined on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 for stock based awards to employees and provide pro forma income and pro forma earnings per share disclosures for employee stock based compensation granted in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(O) IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

Long lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 1997 and 1996 there were no assets that were considered impaired.

(P) MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights on loans originated and subsequently sold as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 1997 and 1996 the carrying value of originated servicing rights was approximately $572,000 and $396,000, respectively. There was no impairment of value at December 31, 1997 or 1996.

(R) TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
    LIABILITIES

SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

SFAS No. 125 generally requires the recognition as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment be measured like debt securities available-for-sale under SFAS No. 115, as amended by SFAS No. 125. SFAS No. 125 was adopted by the Company January 1, 1997 and did not have a material impact on the Company's financial position or results of operations.

(S) FUTURE ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and is effective January 1, 1998, with all prior periods presented. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. All items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and paid-in capital in the stockholders' equity section of the statement of financial condition. The Company's only significant element of comprehensive income is the unrealized gains and losses on available-for-sale securities.

2.    CASH ON HAND AND IN BANKS:

The subsidiary banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in the form of cash on hand. The amount of this required reserve balance at December 31, 1997 was approximately $4,300,000 and was met by maintaining cash on hand and an average reserve balance with the Federal Reserve Bank in excess of this amount.

3.    INVESTMENT SECURITIES:

A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows at:

DECEMBER 31, 1997
                                                                                         Gross Unrealized           Estimated
                                                         Weighted     Amortized     --------------------------         Fair
                    (dollars in thousands)                 yield        Cost          Gains           Losses          Value
                                                        ----------   ----------     ----------      ----------      ----------

                       HELD-TO-MATURITY
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year .................           5.44%     $    2,998            0              (5)          2,993
      maturing five years through ten years ....           7.07%          1,998            0              (1)          1,997
                                                           ----      ----------        -----          ------          ------
                                                           6.09%          4,996            0              (6)          4,990
                                                           ----      ----------        -----          ------          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year .................           6.47%            388            1               0             389
      maturing one year through five years .....           5.99%            860           28               0             888
      maturing five years through ten years ....           5.20%            620           23               0             643
      maturing after ten years .................           5.70%          1,048           60               0           1,108
                                                           ----      ----------        -----          ------          ------
                                                           5.78%          2,916          112               0           3,028
                                                           ----      ----------        -----          ------          ------

MORTGAGE-BACKED SECURITIES .....................           7.24%          3,100           27               0           3,127
                                                           ----      ----------        -----          ------          ------
          TOTAL HELD-TO-MATURITY SECURITIES ....           6.33%     $   11,012          139              (6)         11,145
                                                           ====      ==========        =====          ======          ======

                      AVAILABLE-FOR-SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year .................           5.77%     $    1,991            1                           1,992
      maturing one year through five years .....           5.90%          2,988           15                           3,003
      maturing five years through ten years ....           6.72%          1,001            0              (2)            999
      maturing after ten years .................           7.28%          9,044           54             (27)          9,071
                                                           ----      ----------        -----          ------          ------
                                                           6.77%         15,024           70             (29)         15,065
                                                           ----      ----------        -----          ------          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing after ten years .................           5.55%         24,056        1,110              (2)         25,164

MORTGAGE-BACKED SECURITIES .....................           7.64%         20,567          667             (18)         21,216

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .......           7.00%         31,653          256            (100)         31,809
                                                           ----      ----------        -----          ------          ------
          TOTAL AVAILABLE-FOR-SALE SECURITIES ..           6.72$     $   91,300        2,103            (149)         93,254
                                                           ====      ==========        =====          ======          ======

DECEMBER 31, 1997
                                                                                         Gross Unrealized           Estimated
                                                         Weighted     Amortized     --------------------------         Fair
                    (dollars in thousands)                 yield        Cost          Gains           Losses          Value
                                                        ----------   ----------     ----------      ----------      ----------
                       HELD-TO-MATURITY
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year .................           6.51%     $    1,993           13               0           2,006
      maturing one through five years ..........           5.46%          3,000            0             (18)          2,982
      maturing five years through ten years ....           7.35%          4,998            3             (15)          4,986
      maturing after ten years .................           7.48%          2,980            0             (48)          2,932
                                                           ----      ----------        -----          ------          ------
                                                           6.81%         12,971           16             (81)         12,906
                                                           ----      ----------        -----          ------          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year .................           6.48%            506            1               0             507
      maturing one year through five years .....           6.55%          1,200           37              (1)          1,236
      maturing five years through ten years ....           5.33%            585           12               0             597
      maturing after ten years .................           5.65%          1,148           27               0           1,175
                                                           ----      ----------        -----          ------          ------
                                                           6.03%          3,439           77              (1)          3,515
                                                           ----      ----------        -----          ------          ------
MORTGAGE-BACKED SECURITIES .....................           7.09%          4,045            2             (32)          4,015
                                                           ----      ----------        -----          ------          ------
          TOTAL HELD-TO-MATURITY SECURITIES ....           6.74%     $   20,455           95            (114)         20,436
                                                           ====      ==========        =====          ======          ======

                      AVAILABLE-FOR-SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year .................           5.43      $    8,984            8              (6)          8,986
      maturing one year through five years .....           6.18%          6,177           21              (7)          6,191
      maturing five years through ten years ....           7.15%          2,205           10              (4)          2,211
      maturing after ten years .................           7.05%         10,114           11            (188)          9,937
                                                           ----      ----------        -----          ------          ------
                                                           6.33%         27,480           50            (205)         27,325
                                                           ----      ----------        -----          ------          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year .................           7.90%            250            5               0             255
      maturing one year through five years .....           6.99%            403            0             (19)            384
      maturing after ten years .................           5.48%         14,920          125             (20)         15,025
                                                           ----      ----------        -----          ------          ------
                                                           5.56%         15,573          130             (39)         15,664
                                                           ----      ----------        -----          ------          ------

MORTGAGE-BACKED SECURITIES .....................           7.64%         24,319          534            (164)         24,689

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .......           7.11%         17,684            0            (312)         17,372
                                                           ----      ----------        -----          ------          ------
          TOTAL AVAILABLE-FOR-SALE SECURITIES ..           6.73      $   85,056          714            (720)         85,050
                                                           ====      ==========        =====          ======          ======

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

Gross proceeds from sales of investment securities for the years ended December 31, 1997, 1996, and 1995, were approximately $9,681,000, $23,065,000, and
$5,111,000 respectively, resulting in gross gains of approximately $204,000, $291,000 and $47,000 and gross losses of approximately $7,000, $170,000, and $53,000, respectively.

At December 31, 1997, the Company had investment securities with book values of approximately $55,014,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for the treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits consist of nine certificates which are backed by the FNMA, GNMA or FHLMC.

At December 31, 1997 and 1996 the minority interest share of the unrealized gain
(loss) was $12,000 and ($7,000), respectively.

4.    LOANS RECEIVABLE:

The following is a summary of loans receivable at:

                                                            December 31,
                                                    ---------------------------
            (dollars in thousands) .........           1997              1996
                                                    ---------         ---------
REAL ESTATE LOANS AND CONTRACTS:
     Residential first mortgage loans ......        $ 170,960           160,116
     Construction ..........................           11,579            16,651
     FHA and VA loans ......................           14,953            17,940
     Loans held for sale ...................            6,727             3,900
                                                    ---------         ---------
                                                      204,219           198,607
COMMERCIAL LOANS:
     Real estate ...........................           55,656            49,130
     Other commercial loans ................           65,391            50,940
                                                    ---------         ---------
                                                      121,047           100,070
INSTALLMENT AND OTHER LOANS:
     Consumer loans ........................           68,007            51,780
     Home equity loans .....................           27,368            35,743
     Outstanding balances on credit cards ..            3,951             3,725
                                                    ---------         ---------
                                                       99,326            91,248
LESS:
     Allowance for losses ..................           (3,544)           (3,284)
                                                    ---------         ---------
                                                    $ 421,048           386,641
                                                    =========         =========

SUMMARY OF ACTIVITY IN ALLOWANCE FOR LOSSES ON LOANS:

                                              Years ended December 31,
                                      ---------------------------------------
       (dollars in thousands) ...       1997            1996            1995
                                      -------         -------         -------
Balance, beginning of period ....     $ 3,284           3,077           2,647
Net charge offs .................        (487)           (673)           (151)
Provision .......................         747             880             581
                                      -------         -------         -------
Balance, end of period ..........     $ 3,544           3,284           3,077
                                      =======         =======         =======


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:             December 31, 1997                 December 31, 1996
                                                --------------------------------    --------------------------------
                                                                   % of loans in                       % of loans in
                                                    Amount            Category          Amount           category
                                                -------------      -------------    -------------      -------------

Real estate loans and contracts ........        $       1,021               0.50%             993               0.50%
Commercial real estate .................                  417               0.75%             368               0.75%
Other commercial loans .................                1,021               1.56%             933               1.83%
Consumer loans .........................                  869               1.28%             736               1.42%
Home equity loans ......................                  137               0.50%             179               0.50%
Outstanding balances on credit cards ...                   79               2.00%              75               2.00%
                                                -------------      -------------    -------------      -------------
                                                $       3,544               0.83%   $       3,284               0.84%
                                                =============      =============    =============      =============

Approximately 90 percent of the Company's total loans receivable are with customers located in Western Montana.

The weighted average interest rate on loans was 8.93%, and 8.82% at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996 serviced loans sold to others were $120,052,000 and $115,437,000, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 1997, the Company had outstanding commitments as follows (dollars in thousands):

Letters of credit ................         $    3,196
Loans and loans in process .......             31,223
Unused consumer lines of credit ..             21,796
                                           ----------
                                           $   56,215
                                           ==========

ACCRUED INTEREST RECEIVABLE:

                                                 December 31,
                                         ----------------------------
       (dollars in thousands)               1997              1996
                                         ----------        ----------
Investment securities ..........         $      823               826
Mortgage-backed securities .....                381               291
Loans receivable ...............              2,555             2,356
                                         ----------        ----------
                                         $    3,759             3,473
                                         ==========        ==========


5.    PREMISES AND EQUIPMENT:

Premises and equipment consist of the following at:

                                                                   December 31,
                                                          -----------------------------
           (dollars in thousands)                            1997               1996
                                                          ----------         ----------
Land ...........................................          $    2,105              2,067
Office buildings and construction in progress ..               9,610              9,378
Furniture, fixtures and equipment ..............               5,771              5,313
Leasehold improvements .........................                 794                580
Accumulated depreciation .......................              (6,537)            (6,046)
                                                          ----------         ----------
                                                          $   11,743             11,292
                                                          ==========         ==========

6.    DEPOSITS:

Deposits consist of the following at:                                                December 31,
                                                ---------------------------------------------------------------------------------
                                                              1997                       1996
                                                ------------------------------------------------     ----------------------------
                                                  WEIGHTED
 (dollars in thousands)                         AVERAGE RATE            AMOUNT         PERCENT          Amount          Percent
                                                ------------        ------------    ------------     ------------    ------------
Demand accounts .............................            0.0%       $     73,639            21.2%    $     64,330            20.0%
                                                                    ------------    ------------     ------------    ------------
NOW accounts ................................            1.5%             63,736            18.4%          59,602            18.5%
Savings accounts ............................            3.4%             35,380            10.2%          37,097            11.5%
Money market demand accounts ................            4.5%             68,788            19.8%          54,754            17.0%
Certificate accounts:
     4.00% and lower ........................                                529             0.1%             705             0.3%
     4.01% to 5.00% .........................                             11,788             3.4%          16,702             5.2%
     5.01% to 6.00% .........................                             61,479            17.7%          63,466            19.8%
     6.01% to 7.00% .........................                             29,779             8.6%          23,271             7.2%
     7.01% to 8.00% .........................                              1,415             0.4%           1,443             0.4%
     8.01% and higher .......................                                251             0.1%             369             0.1%
                                                                    ------------    ------------     ------------    ------------
            Total certificate accounts ......            5.8%            105,241            30.3%         105,956            33.0%
                                                                    ------------    ------------     ------------    ------------
Total interest bearing deposits .............            4.1%            273,145            78.8%         257,409            80.0%
                                                                    ------------    ------------     ------------    ------------
Total deposits ..............................            3.2%       $    346,784           100.0%         321,739           100.0%
                                                                    ============    ============     ============    ============

Deposits with a balance in excess of $100,000...................... $     80,699                     $     67,678

At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

                                                                      Years ending December 31,
                              --------        ------------------------------------------------------------------------
(dollars in thousands) ....     Total           1998            1999            2000            2001        Thereafter
                              --------        --------        --------        --------        --------      ----------
    4.00% and lower .......   $    529             313             172              19              20               5
    4.01% to 5.00% ........     11,788          10,052           1,317             411               8               0
    5.01% to 6.00% ........     61,479          48,201          10,262           1,360           1,408             248
    6.01% to 7.00% ........     29,779           9,490           4,316           6,568           1,894           7,511
    7.01% to 8.00% ........      1,415           1,231              75               0              95              14
    8.01% and higher ......        251             202              49               0               0               0
                              --------        --------        --------        --------        --------        --------
                              $105,241          69,489          16,191           8,358           3,425           7,778
                              ========        ========        ========        ========        ========        ========

Interest expense on deposits is summarized as follows:

                                            Years ended December 31,
                                     -------------------------------------
 (dollars in thousands)                1997           1996           1995
                                     -------        -------        -------
NOW accounts ...................     $ 1,164          1,185          1,074
Money market demand accounts ...       2,765          2,156          1,667
Certificate accounts ...........       6,091          5,772          4,681
Savings accounts ...............       1,072          1,159          1,197
                                     -------         ------          -----
                                     $11,092         10,272          8,619
                                     =======         ======          =====

7.    ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE:

Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1997:

                                                  Maturing in years ending December 31,
                              ---------------------------------------------------------------------------------
(dollars in thousands) ...      TOTAL       1998        1999        2000        2001        2002      2003-2009
                              --------    --------    --------    --------    --------    --------    ---------
     4.00% to 5.00% ......    $  1,637         605         565         321         146           0            0
     5.01% to 6.00% ......     112,049      47,816      12,933       1,952       1,348      46,773        1,227
     6.01% to 7.00% ......      25,571      18,402         355       6,260         155         114          285
                              --------    --------    --------    --------    --------    --------     --------
                              $139,257      66,823      13,853       8,533       1,649      46,887        1,512
                              ========    ========    ========    ========    ========    ========     ========


Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1996:

                                                         Maturing in years ending December 31,
                            --------------------------------------------------------------------------------------------
(dollars in thousands) ...    TOTAL         1997          1998          1999          2000          2001       2002-2011
                            --------      --------      --------      --------      --------      --------     ---------
     4.00% to 5.00% ......  $ 15,435           877           377           336         1,000        12,845             0
     5.01% to 6.00% ......    96,696        66,969        16,414         7,995         2,021         1,398         1,899
     6.01% to 7.00% ......    30,171         5,535        17,470           355         6,260           154           397
     7.01% to 8.00% ......       987            32            32            32            32            32           827
                            --------      --------      --------      --------      --------      --------      --------
                            $143,289        73,413        34,293         8,718         9,313        14,429         3,123
                            ========      ========      ========      ========      ========      ========      ========

These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, and qualifying real estate loans and investments totaling approximately $226,976,000 and $233,661,000 at December 31, 1997 and 1996, respectively.

The weighted average interest rate on these advances was 5.70% and 5.67% at December 31, 1997 and 1996, respectively.

8.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS:

Securities sold under agreements to repurchase consist                                      Book        Market
of the following at:                                                        Weighted      value of     value of
                                                            Repurchase      average      underlying   underlying
             (dollars in thousands)                           amount       rate paid       assets       assets
                                                            ----------    ----------     ----------   ----------
DECEMBER 31, 1997:
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE WITHIN:
        1-30 DAYS ......................................    $   12,519          4.26%    $   19,598       20,477
       31-90 DAYS ......................................         6,428          5.47%         7,063        7,389
     GREATER THAN 90 DAYS ..............................           308          5.70%           509          520
                                                            ----------    ----------     ----------   ----------
                                                            $   19,255          4.69%    $   27,170       28,386
                                                            ==========    ==========     ==========   ==========

December 31, 1996:
Securities sold under agreements to repurchase within:
        1-30 days                                           $    6,532          4.03%    $   10,162       10,457
      31-90 days                                                 1,300          5.34%         2,908        2,992
     Greater than 90 days.                                       1,959          5.34%         3,703        3,811
                                                            ----------    ----------     ----------   ----------
                                                            $    9,791          4.46%    $   16,773       17,260
                                                            ==========    ==========     ==========   ==========

The securities underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 1997 securities sold under agreements to repurchase averaged approximately $17,400,000 and the maximum outstanding at any month end during the year was approximately $21,300,000.

In 1996 the Company entered into the treasury tax and loan account note option program, which provides short term funding up to $12,000,000 at federal funds rate minus 25 basis points. The borrowings are secured with investment securities with a par value of approximately $14,700,000. At December 31, 1997 and 1996 the outstanding balance under this program was approximately $7,700,000 and $5,200,000, respectively.

9.    STOCKHOLDERS' EQUITY:

For regulatory purposes, the Savings Bank is required to maintain three minimum capital requirements. Failure to maintain the required capital can result in regulatory action to limit the Savings Bank's operations.

Savings Bank capital components at December 31, 1997, are as follows:

                                              Tangible Capital               Core Capital                Risk-based Capital
                                        ---------------------------------------------------------------------------------------
          (dollars in thousands)             $              %               $              %               $              %
                                        ----------     ----------      ----------     ----------      ----------     ----------
GAAP Capital ........................   $   35,572           9.76%     $   35,572           9.76%     $   35,572          18.39%
Net unrealized gains on securities
     available-for-sale .............         (821)         (0.23)%          (821)         (0.23)%          (821)         (0.42)%
Other regulatory adjustments ........           (3)         (0.00)%            (3)         (0.00)%            (3)         (0.00)%
Allowance for loan losses ...........         --             --              --             --             1,514           0.78%
Regulatory capital computed .........       34,748           9.53%         34,748           9.53%         36,262          18.75%
Minimum capital requirement .........        5,468           1.50%         10,936           3.00%         15,473           8.00%
                                        ----------     ----------      ----------     ----------      ----------     ----------
Regulatory Capital Excess ...........   $   29,280           8.03%     $   23,812           6.53%     $   20,789          10.75%
                                        ==========     ==========      ==========     ==========      ==========     ==========

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of December 31, 1997.

                                          Tier I (Core) Capital         Tier II (Total) Capital           Leverage Capital
                                        -------------------------      -------------------------      -------------------------
          (dollars in thousands)             $              %               $              %               $              %
                                        ----------     ----------      ----------     ----------      ----------     ----------
GAAP Capital ........................   $   59,609                     $   59,609                     $   59,609
Goodwill ............................       (1,371)                        (1,371)                        (1,371)
Net unrealized gains on securities
     available-for-sale .............       (1,181)                        (1,181)                        (1,181)
Other regulatory adjustments ........          213                            213                            213
Allowance for loan losses ...........         --                            3,544                           --
                                        ----------                     ----------                     ----------
Regulatory capital computed .........   $   57,270                     $   60,814                     $   57,270
                                        ==========                     ==========                     ==========
Risk weighted assets ................   $  363,163                     $  363,163
                                        ==========                     ==========
Total average assets                                                                                  $  569,599
                                                                                                      ==========

Capital as % of defined assets                              15.77%                         16.75%                         10.05%
Regulatory "well capitalized" requirement                    6.00%                         10.00%                          5.00%
                                                            -----                          -----                           ----
Excess over "well capitalized" requirement                   9.77%                          6.75%                          5.05%
                                                            =====                          =====                           ====

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 1997, the subsidiary bank's capital measures exceed the highest supervisory threshold, which requires total tier ll capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 1997.

Effective February 1, 1998 Glacier Bank, fsb converted its charter from a savings bank to a State of Montana chartered commercial bank. With that effective date each of the Companys' subsidiaries are state chartered, Federal Reserve member, banks.

State banks may pay dividends up to the total of the prior two years earnings without permission of the state regulator. The amount available for dividend distribution by the bank subsidiaries as of December 31, 1997, was approximately $10,670,000.

10.   FEDERAL AND STATE INCOME TAXES:

The following is a summary of consolidated income tax expense for:

                                                          Years ended December 31,
                                                   ---------------------------------------
                     (dollars in thousands)          1997            1996            1995
                                                   -------         -------         -------
Current:
 Federal ..................................        $ 4,668           4,201           4,270
 State ....................................            950             916             988
                                                   -------         -------         -------
 Total current tax expense ................          5,618           5,117           5,258
                                                   -------         -------         -------
Deferred:
 Federal ..................................           (348)            (45)            (90)
 State ....................................             49              18             (29)
                                                   -------         -------         -------
 Total deferred tax expense (benefit) .....           (299)            (27)           (119)
                                                   -------         -------         -------
Total income tax expense ..................        $ 5,319           5,090           5,139
                                                   =======         =======         =======

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                            Years ended December 31,
                                                      -------------------------------------
                                                       1997            1996           1995
                                                      ------          ------         ------
Federal statutory rate ...........................      34.0%           34.0%          34.0%
State taxes, net of federal income tax benefit ...       4.5%            4.5%           4.5%
Non-deductible merger expenses ...................       0.2%            1.7%           0.0%
Other, net .......................................      (2.0)%           0.5%           0.7%
                                                      ------          ------         ------
                                                        36.7%           40.7%          39.2%
                                                      ======          ======         ======

The tax effects of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows at:

                                                                              December 31,
                                                                        -----------------------
             (dollars in thousands)                                       1997            1996
                                                                        -------         -------
Deferred tax assets:
 Allowance for losses on loans ....................................     $ 1,390           1,269
 Available-for-sale securities fair value adjustment ..............           0               4
 Other ............................................................         416              86
                                                                        -------         -------
Total gross deferred tax assets ...................................       1,806           1,359
                                                                        -------         -------

Deferred tax liabilities:
 Federal Home Loan Bank stock dividends ...........................      (1,365)         (1,058)
 Fixed assets, due to differences in depreciation .................        (341)           (339)
 Discount on loans and investments due to prior years' sale with
 concurrent purchase ..............................................         (95)           (196)
 Tax bad debt reserve in excess of base-year reserve ..............        (615)           (768)
 Available-for-sale securities fair value adjustment ..............        (761)              0
 Basis difference from acquisitions ...............................        (197)           (216)
 Other ............................................................        (344)           (228)
                                                                        -------         -------
 Total gross deferred tax liabilities .............................      (3,718)         (2,805)
                                                                        -------         -------
 Net deferred tax liability .......................................     $(1,912)         (1,446)
                                                                        =======         =======

There was no valuation allowance at December 31, 1997 and 1996 because management believes that it is more likely than not that the company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 1997 includes approximately $3,600,000 for which no provision for Federal income tax has been made.This amount represents the base year tax bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only.This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future.The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

11.   EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 1997, 1996, and 1995 was approximately $574,000, $366,000 and $287,000 respectively. The employees of First Security became eligible to participate in the plan during 1997.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 1997, 1996 and 1995 was approximately $157,000, $106,000, and $95,000, respectively. Employees of First Security became eligible to participate in the plan in 1997.

In 1995 a Supplemental Executive Retirement Plan (SERP) was adopted which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 1997, 1996 and 1995 was approximately $46,000, $41,000, and $19,000, respectively.

In 1995 a non-funded deferred compensation plan for directors and senior officers was established. The plan provides for the deferral of cash payments of up to 25% of a participants salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $144,000, $87,000, and zero, for the years ending December 31, 1997, 1996, and 1995, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings credit for 1997, 1996, and 1995 was approximately $66,000, $5,000, and zero, respectively.

First Security had a discretionary non-contributory profit sharing plan covering substantially all employees, with funding of contributions as accrued. The total plan expense for the years ended December 31, 1996 and 1995, was approximately $262,000, and $235,000 respectively. The plan was terminated as of December 31, 1996.

The Company has entered into employment contracts with eight senior officers that provide benefits under certain conditions following a change in control of the Company.

12.   EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by including the net increase in shares if all outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of stock dividends and the stock split.

                                                                               YEAR ENDED DECEMBER 31, 1997
                                                                     ----------------------------------------------
                                                                                        AVERAGE          PER-SHARE
                                                                       INCOME            SHARES            AMOUNT
                                                                     ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders ........................     $9,180,000         6,807,469              1.35

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options ..                          127,643

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common stockholders plus assumed options ...      9,180,000         6,935,112              1.32
                                                                     ==========        ==========        ==========

                                                                               Year ended December 31, 1997
                                                                     ----------------------------------------------
                                                                                        Average          Per-Share
                                                                       Income            Shares            Amount
                                                                     ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders ........................     $7,425,000         6,707,792              1.11

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options ..                           79,586

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common stockholders plus assumed options ...      7,425,000         6,787,378              1.09
                                                                     ----------        ----------        ----------


                                                                               Year ended December 31, 1997
                                                                     ----------------------------------------------
                                                                                        Average          Per-Share
                                                                       Income            Shares            Amount
                                                                     ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders ........................     $7,975,000         6,750,211              1.18

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options ..                           22,305

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common stockholders plus assumed options ...      7,975,000         6,772,516              1.18
                                                                     ==========        ==========        ==========

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

At December 31, 1997, total shares available for option grants to employees are 273,188.

Changes in shares granted for stock options for the years ended December 31, 1997, 1996, and 1995, are summarized as follows:

                                        Options outstanding               Options exercisable
                                   -----------------------------       -----------------------------
                                                     Weighted                           Weighted
                                                      average                            average
                                     Shares       exercise price         Shares       exercise price
                                   ----------     --------------       ----------     --------------
Balance, December 31, 1994  ...       143,166       $    17.04             29,756       $    11.09
                                   ----------       ----------         ----------       ----------
Canceled ......................        (9,020)          (14.52)            (9,020)          (14.52)
Granted .......................         2,500            19.60
Became exercisable ............                                            78,030            18.69
Stock dividend ................        12,109                               7,559
Exercised .....................       (20,278)          (10.90)           (20,278)          (10.90)
                                   ----------       ----------         ----------       ----------
Balance, December 31, 1995  ...       128,477       $    16.63             86,047       $    16.69
                                   ==========       ==========         ==========       ==========
Canceled ......................        (5,853)          (17.43)            (1,266)          (15.80)
Granted .......................       112,880            19.06
Became exercisable ............                                            55,261            17.34
Stock dividend ................        20,520                              13,286
Exercised .....................       (36,697)          (14.96)           (36,697)          (14.96)
                                   ----------       ----------         ----------       ----------
Balance, December 31, 1996 ....       219,327       $    16.59            116,631       $    15.65
                                   ==========       ==========         ==========       ==========
CANCELED ......................        (9,715)          (15.65)
GRANTED .......................       115,418            23.45
BECAME EXERCISABLE ............                                            11,338            17.15
THREE FOR TWO STOCK SPLIT .....       160,937                              57,577
EXERCISED .....................       (51,993)          (10.73)           (51,993)          (10.73)
                                   ----------       ----------         ----------       ----------
BALANCE, DECEMBER 31, 1997 ....       433,974       $    12.98            133,553       $    10.94
                                   ==========       ==========         ==========       ==========

At December 31, 1997, the remaining stock options outstanding are at exercise prices ranging from $9.89 to $16.12 per share. The options exercised during the year ended December 31, 1997 were at prices from $9.89 to $18.13.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.79 $1.75 and $2.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:
1997 - expected dividend yield of 2.9%, risk-free interest rate of 5.8%, volatility ratio of .024, and expected life of 4.8 years: 1996 - expected dividend yield of 2.9%, risk-free interest rate of 5.8%, volatility ratio of
 .024, and expected life of 4.8 years: 1995 - expected dividend yield of 2.9%, risk-free interest rate 5.9%, volatility ratio .024, and expected life of 3.5 years.

The Company applies APB Opinion No. 25 in accounting for its grants of options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       Years ended December 31,
                                                 -------------------------------------
                                                   1997            1996           1995
                                                 ------          ------         ------
Net earnings -                 As reported        9,180           7,425          7,975
                               Pro forma          9,040           7,378          7,969

Basic earnings per share -     As reported         1.35            1.11           1.18
                               Pro forma           1.33            1.10           1.18

Diluted earnings per share -   As reported         1.32            1.09           1.18
                               Pro forma           1.30            1.09           1.18


Pro forma net earnings and earnings per share reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings and earnings per share amounts presented above because compensation cost is reflected over the options vesting period of 2 years and proforma compensation cost for options granted prior to January 1, 1995 is not considered.

In September 1993 Missoula Bancshares, Inc. granted 1,000 shares of its common stock to a senior officer to be issued on or after September 1998 at the election of the officer, with vesting over the five year period. In conjunction with the merger of Missoula Bancshares, Inc., the Company issued 14,930 shares which was the vested portion of the 1,000 shares at the exchange ratio, and converted the non-vested portion to options for 8,040 Company shares (12,060 shares after adjustment for 3 for 2 stock split) which will fully vest at the end of September 1998. The related compensation expense, based on the fair value of the common stock at the date of the grant, is being charged to expense over the service period with a corresponding credit to paid-in capital.

14.  PARENT COMPANY INFORMATION (CONDENSED):

The following condensed financial information is the unconsolidated (Parent Company Only) information for Glacier Bancorp, Inc, combined with Missoula Bancshares Inc.:

                STATEMENTS OF FINANCIAL CONDITION                            December 31,
                                                                      ---------------------------
                      (dollars in thousands)                             1997             1996
                                                                      ----------       ----------
ASSETS:
   Cash .........................................................     $      102              111
   Interest bearing cash deposits ...............................          1,561            1,296
                                                                      ----------       ----------
         Cash and cash equivalents ..............................          1,663            1,407

   Investments securities, available-for-sale, at market value ..          1,581            1,742
   Investments securities, held-to-maturity, at cost ............             94               97
   Other assets .................................................            981               84
   Goodwill, net ................................................          1,371            1,526
   Investment in subsidiaries ...................................         55,872           48,462
                                                                      ----------       ----------
                                                                      $   61,562           53,318
                                                                      ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Dividends payable ............................................     $    1,164              725
   Other liabilities ............................................            789              645
                                                                      ----------       ----------
           Total liabilities ....................................          1,953            1,370
                                                                      ----------       ----------
   Common stock .................................................             69               46
   Paid-in capital ..............................................         35,383           34,571
   Retained earnings ............................................         24,042           18,392
   Treasury stock ...............................................         (1,066)          (1,066)
   Net unrealized gains on securities available-for-sale ........          1,181                5
                                                                      ----------       ----------
            Total stockholders' equity ..........................         59,609           51,948
                                                                      ----------       ----------
                                                                      $   61,562           53,318
                                                                      ==========       ==========


   STATEMENTS OF OPERATIONS                                                       Years ended December 31,
                                                                         ------------------------------------------
   (dollars in thousands) .......................................           1997            1996            1995
                                                                         ----------      ----------      ----------
REVENUES
   Dividends from subsidiaries ..................................        $    3,415           3,893           4,259
   Other income .................................................               344             266              61
   Intercompany charges for services ............................             1,803           1,584           1,865
                                                                         ----------      ----------      ----------
        Total revenues ..........................................             5,562           5,743           6,185
                                                                         ----------      ----------      ----------
EXPENSES
   Employee compensation and benefits ...........................             1,974           1,971           2,010
   Goodwill amortization ........................................               155             168             179
   Other operating expenses .....................................               278             989             650
                                                                         ----------      ----------      ----------
        Total expenses ..........................................             2,407           3,128           2,839
                                                                         ----------      ----------      ----------
   Earnings before income tax benefit and equity in undistributed
         earnings of subsidiaries ...............................             3,155           2,615           3,346
   Income tax benefit ...........................................               (63)           (202)           (264)
                                                                         ----------      ----------      ----------
   Income before equity in undistributed earnings of subsidiaries             3,218           2,817           3,610
   Equity in undistributed earnings of subsidiaries .............             5,962           4,608           4,365
                                                                         ----------      ----------      ----------
NET EARNINGS ....................................................        $    9,180           7,425           7,975
                                                                         ==========      ==========      ==========

   STATEMENTS OF CASH FLOWS                                                       Years ended December 31,
                                                                         ------------------------------------------
   (dollars in thousands)                                                   1997            1996            1995
                                                                         ----------      ----------      ----------
OPERATING ACTIVITIES
   Net earnings ....................................................     $    9,180           7,425           7,975
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Goodwill amortization ...........................................            155             168             179
   Gain on sale of investments available-for-sale ..................           (184)           (127)              0
   Equity in undistributed earnings of subsidiaries ................         (5,962)         (4,608)         (4,365)
   Net increase (decrease) in other assets and other liabilities ...           (698)          1,007             101
                                                                         ----------      ----------      ----------
Net cash provided by operating activities ..........................          2,491           3,865           3,890
                                                                         ----------      ----------      ----------

INVESTING ACTIVITIES
   Purchases of investment securities available-for-sale ...........           (176)           (221)         (1,198)
   Purchases of investment securities held-to-maturity .............              0               0            (100)
   Proceeds from sales, maturities and prepayments of securities
         available-for-sale ........................................            484             198               0
   Proceeds from maturities of securities held-to-maturity .........              3               3               0
   Acquisition of minority interest ................................            (13)           (114)            (14)
                                                                         ----------      ----------      ----------
Net cash provided (used) by investing activities ...................            298            (134)         (1,312)
                                                                         ----------      ----------      ----------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options and other stock issued ..            553             748             221
   Treasury stock purchased ........................................              0            (192)           (714)
   Principal reductions on notes payable ...........................              0          (1,500)           (900)
   Cash dividends paid to stockholders .............................         (3,086)         (2,054)         (2,007)
                                                                         ----------      ----------      ----------
Net cash used by financing activities ..............................         (2,533)         (2,998)         (3,400)
                                                                         ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents ...............            256             733            (822)
Cash and cash equivalents at beginning of period ...................          1,407             674           1,496
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of period .........................     $    1,663           1,407             674
                                                                         ==========      ==========      ==========

15.  UNAUDITED QUARTERLY FINANCIAL DATA:

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                                           Quarters Ended
                                       ------------------------------------------------------------------------------------
                                           March 31, 1997          June 30, 1997     September 30, 1997   December 31, 1997
                                       ------------------     ------------------     ------------------  ------------------
INTEREST INCOME ..................         $       10,511                 10,985                 11,207              11,301
INTEREST EXPENSE .................                  4,838                  4,986                  5,045               5,009
NET EARNINGS .....................                  1,986                  2,293                  2,319               2,582
BASIC EARNINGS PER SHARE [1] .....                   0.29                   0.34                   0.34                0.38
DILUTED EARNINGS PER SHARE [1] ...                   0.29                   0.33                   0.33                0.37
DIVIDENDS PER SHARE [1] ..........                   0.11                   0.12                   0.12                0.17[2]
MARKET RANGE HIGH-LOW [1] ........          $16.50-$15.50          $21.00-$15.25          $19.50-$17.50       $25.00-$18.63

Interest income ..................         $        9,825                 10,139                 10,504              10,680
Interest expense .................                  4,461                  4,532                  4,723               4,840
Net earnings .....................                  2,028                  2,201                  1,499               1,697
Basic earnings per share [1] .....                   0.30                   0.33                   0.23                0.25
Diluted earnings per share [1] ...                   0.30                   0.32                   0.22                0.25
Dividends per share [1] ..........                   0.10                   0.11                   0.11                0.11
Market range high-low [1] ........          $13.63-$11.82          $14.92-$12.73          $16.83-$13.50       $16.83-$15.50

Interest income ..................         $        8,599                  8,915                  9,542               9,796
Interest expense .................                  3,607                  3,820                  4,264               4,378
Net earnings .....................                  1,810                  1,939                  2,114               2,112
Basic earnings per share [1] .....                   0.27                   0.29                   0.31                0.31
Diluted earnings per share [1] ...                   0.27                   0.29                   0.31                0.31
Dividends per share [1] ..........                   0.09                   0.09                   0.09                0.10
Market range high-low [1] ........           $10.33-$9.09           $11.82-$9.91          $13.33-$10.76       $13.25-$11.21

[1]   Per share amounts adjusted to reflect effect of three for two Stock split.
[2]   Extraordinary dividend was paid at $.05 per share.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

Financial instruments has been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                          DECEMBER 31, 1997              December 31, 1996
                                                      -------------------------       -------------------------
              (dollars in thousands)                   AMOUNT        FAIR VALUE        Amount        Fair Value
                                                      --------       ----------       --------       ----------
FINANCIAL ASSETS:
Cash .............................................    $ 26,463          26,463          24,666          24,666
Interest bearing cash deposits ...................           0               0           2,483           2,483
Investment securities ............................      48,141          48,247          59,399          59,410
Mortgage-backed securities .......................      56,125          56,152          46,106          46,076
Loans ............................................     421,048         427,254         386,641         388,639
FHLB and Federal Reserve stock ...................      10,670          10,670           8,926           8,926

FINANCIAL LIABILITIES:
Deposits .........................................    $346,784         346,466         321,739         322,033
Advances from the FHLB of Seattle ................     139,257         139,067         143,289         143,209
Repurchase agreements and other borrowed funds ...      26,976          26,976          14,993          14,098

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

Financial Liabilities - The estimated fair value of demand and savings deposits approximates the book value since rates are periodically adjusted to market rates. Certificates of deposit fair value is estimated by discounting the future cash flows using current rates for similar deposits. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so fair value approximates book value. Advances from the FHLB of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities.

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

17.   CONTINGENCIES AND COMMITMENTS:

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position or results of operations.

The Company is in the process of converting its data processing operation from an outside data processing service for three of its subsidiaries to an upgraded in-house system currently used by First Security. This conversion will standardize information processing within the Company and provide enhanced customer service capabilities. The estimated investment for this conversion, including hardware, software licensing fees, and conversion costs is approximately $800,000. Annual expenses for data processing are expected to decline with this change.

The Company has signed an agreement to purchase a commercial building site in Kalispell on which it intends to construct a building to be used to relocate one of its drive-up offices and the corporate headquarters. The estimated cost for land and building is approximately $2,100,000. As of December 31, 1997 $5,000 in earnest money has been paid for the land purchase.

The Company is aware of the issues associated with computer systems as the year 2000 approaches. The basic issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company has a task force to identify all equipment, software, vendor dependencies, and customers that may be affected by the year 2000 problem. The Company has provided its business customers, suppliers and vendors with information regarding the Company's progress on year 2000 issues and has requested similar information in return. All software currently used within the Company is supplied by vendors. Vendor readiness for year 2000 has been assessed, and testing to assure proper functioning is scheduled to be completed by December 31, 1998. The Company continues to bear some risk related to the year 2000 issue and could be adversely affected if other entities not affiliated with the Company do not appropriately address their own year 2000 compliance issues. Based on the study and analysis conducted, the dollar amount required to remediate the known year 2000 issues is not expected to be material to the Company's business. Unanticipated problems or difficulties, however, could significantly increase the Company's estimated expenditures for the year 2000 project.

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

19.   AGREEMENT TO MERGE

On December 30, 1997, the Company entered into a definitive agreement to acquire through merger HUB Financial Corporation (HUB), and its subsidiary Valley Bank of Helena (VB). Upon completion of the merger VB will operate as an independent, wholly owned subsidiary of the Company. Because HUB does not own 100% of the outstanding shares of VB common stock, the acquisition will be accomplished through two transactions: the merger with HUB and a share exchange with VB minority shareholders. The total purchase price that the Company will pay for the acquisition, (both the merger and the share exchange) is 620,000 shares of common stock, subject to adjustment for those shareholders that have perfected their dissenters rights. While it is anticipated that the acquisition will be completed in mid 1998, it is subject to certain conditions, including the approval of the shareholders of HUB and VB. If completed, the merger will be accounted for using the pooling-of-interests method, and the acquisition of VB minority interests (approximately 13.5%) will be accounted for under the purchase method. Transactions accounted for as a pooling-of-interests reflect the assets, liabilities, stockholders' equity, and results of operations of the separate entities as though the entities had been combined as of the earliest date Reported. Under the purchase method, transactions are included in the purchasers financial statements from the acquisition date forward with the proportional interest of the net assets acquired restated to estimated fair value.

20.   COMMON STOCK AUTHORIZED AND ISSUED

In 1990, Glacier Bancorp, Inc. was formed by First Federal Savings Bank of Montana (First Federal) to acquire all of the savings bank's stock upon its reorganization. At the time of reorganization First Federal had 12,500,000 shares of common stock authorized. Glacier Bancorp, Inc. was organized as a Delaware corporation with its articles of incorporation authorizing 6,000,000 shares. As a result of the reorganization, the total number of authorized shares of the Company was effectively reduced from 12,500,000 to 6,000,000. In 1997, the Company's board of directors authorized a 3 for 2 stock split which was completed in May. This stock split, along with additional shares issued in connection with outstanding stock options, brought the number of issued shares to 6,847,485 as of December 31, 1997.

Subsequent to December 31, 1997, the Company discovered certain technical deficiencies in the 3 for 2 stock split, including the existence of the lower than assumed authorized number of shares. As a result of these technical deficiencies, the stock split did not result in valid shares being issued in excess of the currently authorized number. A curative transaction in the form of a merger with a newly created subsidiary will be presented to shareholders at the 1998 annual meeting for approval to resolve the technical deficiencies. In connection with this transaction the authorized shares of common stock will effectively be increased to 15,000,000. The Company, based on advice from legal counsel, believes that the curative transaction will result in the 6,847,485 outstanding shares being validly issued. All share and per share information reflects the actual shares issued during 1997, including the stock split and the exercise of options, as if currently valid. The effects on the Company, if any, related to the ineffective stock split are not presently determinable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

      The following tables set forth certain information with respect to directors and executive officers of the Company. The table below includes (i) principal occupations during the past five years; (ii) the term of office; and
(iii) the number and percentage of shares of Common Stock beneficially owned by each individual on January 1, 1998. Where beneficial ownership is less than one percent of all outstanding shares, the percentage is not reflected in the table.

                                                                                                AMOUNT AND NATURE OF
                               AGE AS OF                                                       BENEFICIAL OWNERSHIP OF
                               JANUARY 1,                              DIRECTOR      TERM         COMMON STOCK AS OF
            NAME                  1998           POSITION                SINCE      EXPIRES       JANUARY 1, 1998 (1)
            ----               ----------        --------             ----------    -------    -----------------------
John S. MacMillan                  61            Chairman,               1977        1998        182,465 (2.66%)( 2)
                                                 President and
                                                 Chief Executive
                                                 Officer
F. Charles Mercord                 66            Director                1975        1998         139,943 (2.04%)(3)
Allen J. Fetscher                  53            Director                1996        1998         141,882 (2.07%)(4)
Michael J. Blodnick                45            Director,               1993        1999          90,661 (1.32%)(5)
                                                 Executive Vice
                                                 President and
                                                 Secretary;
                                                 President/CEO of
                                                 Bank; Executive VP
                                                 of GBE
Darrel R. Martin                   73            Director                1979        1999         114,358 (1.71%)(6)
Harold A. Tutvedt                  68            Director                1983        1999         117,587 (1.72%)(7)

William L. Bouchee                 56            Director                1996        2000         136,200 (1.99%)
L. Peter Larson                    59            Director                1985        2000         239,664 (3.50%)
Everit A. Sliter                   59            Director                1973        2000         166,488 (2.43%)(8)


(1) Pursuant to rules promulgated by the SEC under the Exchange Act, an individual is considered to beneficially own shares of Common Stock if he or she has or shares: (1) voting power, which includes the power to vote, or direct the voting of the shares; or (2) investment power, which includes the power to dispose, or direct the disposition of the shares. Unless otherwise indicated, the individual has sole voting and sole investment power with respect to such holdings.

(2) Includes 18,645 shares owned jointly with Mr. MacMillan's wife; 36,543 owned by Mr. MacMillan's wife; 45,546 shares held for Mr. MacMillan's account in the Company's Pension and Profit Sharing Plans; 2,206 held in an IRA account for the benefit of Mr. MacMillan; and 12,766 shares which may be acquired within 60 days by the exercise of stock options.

(3) Includes 90,642 shares held in an IRA for the benefit of Mr. Mercord; 26,119 shares owned by Mr. Mercord's wife; and 13,282 shares which could be acquired within 60 days by the exercise of stock options.

(4) Includes 36,153 shares owned by Mr. Fetscher's wife; 29,078 considered beneficially held as Trustee for shares held in a trust for the benefit of Mr. Fetscher's minor children; and 38,658 held by a family corporation, of which Mr. Fetscher is a principal and 1,840 shares which could be acquired within 60 days by the exercise of stock options.

(5) Includes 34,184 shares held jointly with Mr. Blodnick's wife; 34,182 shares owned by Mr. Blodnick's wife; 1,204 shares which Mr. Blodnick is custodian for his children; 7,595 shares held for Mr. Blodnick's account in the Company's Pension and Profit Sharing Plans; and 12,866 shares which could be acquired within 60 days by the exercise of stock options.

(6) Includes 45,523 shares owned by Mr. Martin's wife; 2,967 in an IRA account for the benefit of Mr. Martin; and 13,282 shares which could be acquired within 60 days by the exercise of stock options.

(7) Includes 63,056 shares owned jointly with Mr. Tutvedt's wife, 2,668 shares owned by Mr. Tutvedt's wife; 33,624 held jointly with brother; 2,838 shares held in an IRA account for the benefit of Mr. Tutvedt; 7,119 shares held jointly by Mr. Tutvedt's wife and daughter; and 8,282 shares which could be acquired within 60 days by the exercise of stock options.

(8) Includes 65,670 shares held jointly with Mr. Sliter's wife; 20,983 shares owned by Mr. Sliter's wife; 18,738 shares owned by Mr. Sliter's children; 34,154 shares held in an IRA account for the benefit of Mr. Sliter; 3,338 shares held in the Company's SEP; and 13,282 shares which could be acquired within 60 days by the exercise of stock options.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                            Amount and Nature of
                                                                                           Beneficial Ownership of
                                                                                             Common Stock as of
             NAME                    AGE                      Position                          January 1, 1998
             ----                    ---                      --------                     -----------------------
Joan L. Holling                       57        Senior Vice President and Assistant              63,912 (1)
                                                Secretary of the Company and
                                                Glacier; employed since 1974
James H. Strosahl                     55        Senior Vice President and Chief                  24,493 (2)
                                                Financial Officer of the Company and
                                                Glacier; employed since 1993
Stephen J. Van Helden                 48        Treasurer of the Company and                     85,084 (3)
                                                Executive Vice President of Glacier;
                                                employed since 1974
Martin E. Gilman                      52        Senior Vice President of the Company
                                                and Glacier; employed since 1973                 40,492 (4)
Directors and executive officers as a group                                                1,546,196 (22.58%) (5)
(thirteen (13) persons)


----------
(1) Includes 37,409 shares held jointly with Ms. Holling's husband, with whom voting and dispositive power is shared; 11,148 shares held jointly in a margin account with Ms. Holling's daughters; 6,078 shares held in the Company's Pension & Profit Sharing Plans; and 6,600 shares which could be acquired within 60 days by the exercise of stock options.

(2) Includes 4,992 shares held jointly with Mr. Strosahl's wife with whom voting and dispositive power is shared; 8,714 shares held in an IRA account; and 6,600 shares which could be acquired within 60 days by the exercise of stock options.

(3) Includes 38,241 shares held jointly with Mr. Van Helden's wife with whom voting and dispositive power is shared; 35,743 shares held in the Company's Pension and Profit Sharing Plans; 400 held by Mr. Van Helden's minor children and 6,600 shares which could be acquired within 60 days by the exercise of stock options.

(4) Includes 196 shares held jointly with Mr. Gilman's wife with whom voting and dispositive power is shared; 33,765 shares held in the Company's Pension and Profit Sharing Plans; 3,561 shares held by a family corporation, of which Mr. Gilman is a principal; and 2,970 shares which could be acquired within 60 days by the exercise of stock options.

(5) Includes 98,370 shares which could be acquired within 60 days from the Voting Record Date by all officers and directors as a group (thirteen persons) by the exercise of stock options granted pursuant to the Company's stock option plans.

COMPLIANCE WITH SECTION 16(A) FILING REQUIREMENTS

      Section 16(a) of the Securities Exchange Act of 1934, as amended, ("Section 16(a)") requires that all executive officers and directors of the Company and all persons who beneficially own more than 10 percent of the Company's Common Stock file reports with the Securities and Exchange Commission with respect to beneficial ownership of the Company's securities. The Company has adopted procedures to assist its directors and executive officers in complying with the Section 16(a) filings.

      Based solely upon the Company's review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1997, or written representations from certain reporting persons, the Company believes that all reporting persons made all filings required by Section 16(a) on a timely basis.

      The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company for the year ended December 31, 1997 for services rendered in all capacities during the last three fiscal years to the Chief Executive Officer and the most highly compensated executive officers of the Company whose total compensation during the last fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation                    Long Term Compensation
                               --------------------------------------------------------------------------------
                                                              Other Annual
Name and                                 Salary      Bonus    Compensation    Awards     Payouts    All Other
Principal Position             Year        (1)        (1)          (2)                            Compensation
                               --------------------------------------------------------------------------------
                                                                            Securities               (4)(5)
                                                                            Underlying    LTIP
                                                                            Options (3)  Payouts
---------------------------------------------------------------------------------------------------------------
John S. MacMillan              1997     $189,616    $80,000        0           8,475         0       $46,426
  President and Chief          1996      179,615    110,000        0           9,787         0        23,588
  Executive Officer            1995      170,000    100,000        0             0           0        39,770


Michael J. Blodnick            1997     $164,423    $50,000        0           8,475         0       $41,707
  Executive Vice President     1996      148,846     75,000        0           9,787         0        20,857
  and Secretary                1995      119,135     60,000        0             0           0        23,338



William L. Bouchee             1997     $106,692    $18,739        0             0           0       $19,211
  President, First
  Security Bank


James H. Strosahl              1997      $76,729    $28,000        0           5,650                 $16,825
  Senior Vice President        1996       69,934     32,500        0           6,600         0        13,905
  Chief Financial Officer      1995       63,655     25,000        0             0           0        11,440


Stephen J. Van Helden          1997      $84,938    $30,000        0           8,475         0       $17,146
  Senior Vice President        1996       77,346     40,000        0           6,600         0        17,362
  Treasurer                    1995       70,722     35,000        0             0           0        13,674


(1) Includes $87,404, $10,000, and $7,000 deferred by Messrs. MacMillan, Blodnick and Strosahl, respectively, pursuant to the Company's Deferred Compensation Plan.

(2) Does not include amounts attributable to miscellaneous benefits received by executive officers, including the use of Company-owned automobiles and the payment of certain club dues. In the opinion of management of the Company the costs to the Company of providing such benefits to any individual executive officer during the year ended December 31, 1997 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(3) Includes awards granted pursuant to the Company's 1989 Incentive Stock Option Plan and 1995 Employee Stock Option Plan.

(4) Includes amounts allocated or paid by the Company during the year ended December 31, 1997 on behalf of Messrs. MacMillan, Blodnick, Bouchee, Strosahl, and Van Helden pursuant to the Company's noncontributory defined contribution "Money Purchase" Pension Plan, Profit Sharing and SERP/401(k) Plan in the amounts of $42,916, $40,837, $17,772, $15,880, and $16,725, respectively.

(5) Includes life insurance premiums paid by the Company during the year ended December 31, 1997 on behalf of Messrs. MacMillan, Blodnick, Bouchee, Strosahl, and Van Helden in the amounts of $3,510, $870, $1,439, $945, and $421, respectively.

Option Grants in Last Fiscal Year

      The following table sets forth certain information concerning individual grants of stock options pursuant to the Company's stock option plans awarded to the named executive officers during the year ended December 31, 1997.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                                                                      Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                                                                      of Stock Price Appreciation
                                 Individual Grants                                        for Option Term(3)
-----------------------------------------------------------------------------------------------------------------
                     Number of
                    Securities       % of Total
                    Underlying        Options
                      Options         Granted         Exercise        Expiration
      Name          Granted (1)     to Employees      Price(2)           Date              5%              10%
----------------------------------------------------------------------------------------------------------------

John S.                8,475            5.3            $16.00          1-29-2002        $37,460          $82,800
MacMillan

Michael J.             8,475            5.3            $16.00          1-29-2002        $37,460          $82,800
Blodnick

William L.             8,475            5.3            $16.00          1-29-2002        $37,460          $82,800
Bouchee

James H.               5,650            3.5            $16.00          1-29-2002        $24,793          $55,200
Strosahl

Stephen J. Van         8,475            5.3            $16.00          1-29-2002        $37,460          $82,800
Helden

----------

(1) The options were granted on January 29, 1997 and vest over two years from the date of grant.

(2) The exercise price was based on the market price of the Common Stock on the date of grant.

(3) The potential realizable value portion of the foregoing table illustrates values that might be realized upon exercise of the options immediately prior to the expiration of their term based upon the assumed compounded rates of appreciation in the value of Common Stock as specified in the table over the term of the options. These amounts do not take into account provisions of the options providing for termination of the option following termination of employment or nontransferability.

Aggregated Option Exercises in Last Fiscal Year

      The following table sets forth certain information concerning exercises of stock options pursuant to the Company's stock option plans by the named executive officers during the year ended December 31, 1997 and stock options held at year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES


                           Shares                              Number of                       Value of
                        Acquired on        Value              Unexercised               Unexercised Options at
        Name              Exercise       Realized         Options at Year End                 Year End(1)
------------------------------------------------------------------------------------------------------------------
                                                       Exercisable   Unexercisable   Exercisable     Unexercisable
                                                       -----------------------------------------------------------
John S. MacMillan          7,000          $51,270         2,983         18,262         $40,606         $184,461

Michael J. Blodnick        6,900          $70,109         3,083         18,262         $41,967         $184,461

William L. Bouchee           0               0            6,891         13,644         $165,384        $191,856

James H. Strosahl          4,991          $55,089           0           12,250            $0           $123,790

Stephen J. Van Helden      2,489          $29,520           0           15,075            $0           $146,406

(1) The average of the high and low sales prices of a share of Common Stock as reported on the Nasdaq Stock Market Inc. on December 31, 1997 was $24.00.

Employment Agreements

      On October 28, 1994, the Company and Glacier, following approval of the Board of Directors, entered into an employment agreement ("Agreement") with Mr. MacMillan. The Agreement, which replaces Mr. MacMillan's prior employment agreement with the Company, terminates annually on March 15th (the anniversary date) and is renewable on an annual basis on the anniversary date, and each anniversary date thereafter, upon recommendation of the Board of Directors, unless certain advance notice is given, or upon a change in control (as defined), in which case the Agreement is automatically extended for an additional 3 years. Under the Agreement, Mr. MacMillan is entitled to receive (currently $200,000) a minimum annual base salary, which may be adjusted, as appropriate, by the Compensation Committee. The Agreement provides that, subsequent to a change in control, if Mr. MacMillan is discharged otherwise than for cause (as defined) or resigns for good reason, e.g., a significant diminution of responsibility or adverse change in working conditions, then he is entitled to his full compensation for three years.

      The Company and Glacier entered into agreements with each of Messrs. Blodnick, Strosahl and Van Helden. These agreements are for an initial one year term, which is extended each year for an additional year upon the review and approval of the Boards of Directors of the Company and Glacier, and provides for severance benefits payable to Messrs. Blodnick, Strosahl and Van Helden if either parties are improperly terminated or voluntarily terminates his employment for good reason following a change in control of the Company. Messrs. Blodnick, Strosahl and Van Helden are entitled to receive annual salaries, (currently $175,000, $84,700, and $89,476, respectively), which may be adjusted, as appropriate, by the Compensation Committee. In the event of termination after a change in control, as defined in the agreement, Mr. Blodnick would be entitled to receive three times his annual compensation, payable over 36 months, and each of Messrs. Strosahl and Van Helden would be entitled to receive two times his annual compensation payable over 24 months. First Security also entered into a three-year employment agreement with William Bouchee on similar terms, except that if terminated upon a change in control, Mr. Bouchee would receive one years salary (currently $128,256) and certain benefits for a year following termination.

Deferred Compensation Plan

      In December, 1995, the Board of Directors adopted a Deferred Compensation Plan ("DCP") for directors and certain officers and key employees, as designated by resolution of the Board of Directors. The DCP generally provides for the deferral of certain taxable income earned by participants in the DCP. Non-employee directors may elect to have any portion of his or her director's fees deferred. Designated officers or key employees may elect to defer annually under the DCP up to 25% of his or her salary to be earned in the calendar year, and up to 100% of any cash bonuses.

Supplemental Executive Retirement Plan

      In December, 1995, the Board of Directors adopted a nonqualified and funded Supplemental Executive Retirement Plan ("SERP") for senior executive officers. The SERP is intended to supplement payments due to participants upon retirement under the Company's other qualified plans. The SERP generally provides that the Company will credit qualified participants' account on an annual basis, an amount equal to employer contributions that would have otherwise been allocated to the executive's accounts under the tax-qualified plans were it not for limitations imposed by the Internal Revenue Service, or participation in the deferred compensation plan. Messrs. MacMillan, Blodnick and Strosahl are participants in the SERP. Messrs. MacMillan, Blodnick, Strosahl and Van Helden received an allocation under the plan in the amounts of $22,416, $20,337, and $1,787, respectively, for the fiscal year 1997.

1989 Incentive Stock Option Plan

      In 1989, the Board adopted and the shareholders approved the 1989 Incentive Stock Option Plan (the "1989 Plan") which authorized the grant and issuance of 316,151 shares of Common Stock (as adjusted for subsequent stock splits and dividends) to key employees of the Company. The 1989 Plan provides for the grant of both Non-Statutory and Incentive Stock Options which are exercisable for 5 years from the date of grant. At December 31, 1997, all options to purchase shares under the 1989 Plan have been granted no shares remain available for future grants. The 1989 Plan was supplemented by the 1995 Employee Stock Option Plan as described below.

1995 Employee Stock Option Plan

      At the 1995 Annual Meeting, the shareholders adopted the 1995 Employee Stock Option Plan (the "1995 Plan"). The 1995 Plan is administered by the Board of Directors (or a Committee appointed by the Board). It allows additional stock options to be granted to key employees of the Company in any combination up to an aggregate of 279,768 shares of Common Stock, subject to appropriate adjustments for any stock splits, stock dividends, or other changes in the capitalization of the Company. The 1995 Plan provides for the issuance of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options.

      As of December 31, 1997, options to purchase an aggregate of 200,117 shares (as adopted) have been granted, no shares have been issued pursuant to the exercise of stock options and 261,500 shares remain available for further grant.

                          COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors of Glacier Bancorp, Inc. is composed of Committee Chairperson Harold Tutvedt, Everit A. Sliter, Darrel R. Martin, F. Charles Mercord, and Allen J. Fetscher.

      Glacier Bancorp, Inc., acting through the Committee, believes compensation of its Executives and other key personnel should reflect and support the goals and strategies of Glacier Bancorp, Inc.

      The Committee's objectives in determining executive compensation are to attract, reward and retain key executive officers; and to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing stockholder value. To further these objectives, the Committee has adopted the following policies:

- The Company will compensate competitively with the practices of peer groups, and like performing financial companies;

- Performance at the corporate, subsidiary and individual executive officer level will determine a significant portion of compensation; with due regard to financial performance relative to peer groups;

- The attainment of realizable but challenging objectives will determine performance-based compensation; and

- The Company will encourage executive officers to hold substantial, long-term equity stakes in the Company so that the interest of executive officers will coincide with the interest of stockholders - accordingly stock options will constitute a significant portion of compensation.

      Elements of the Company's compensation of executive officers are: (1) Base salary and bonuses, (2) Incentive compensation in the form of stock options granted under the Company's 1995 Incentive Stock Option Plan, (3) Salary Deferral Plan, and (4) Other compensation and employee benefits generally available to all employees of the Company, such as health, life and long term disability insurance and employee contributions under the Company's 401-K and Pension Plans.

      The Committee believes the Company's goals are best supported by attracting and retaining well-qualified executive officers and other personnel through competitive compensation arrangements, with emphasis on rewards for outstanding contributions to the Company's success, with a special emphasis on aligning the interests of executive officers and other personnel with those of the Company's shareholders.

Executive Compensation Committee
      Harold Tutvedt, Chairperson
      Everit A. Sliter
      Darrel R, Martin
      F. Charles Mercord
      Allen J. Fetscher

                             Glacier Bancorp, Inc.

                            Total Return Performance

                                                                                Period Ending
                                                 ------------------------------------------------------------------------
Index                                            12/31/92     12/31/93     12/31/94    12/31/95     12/31/96     12/31/97
-------------------------------------------------------------------------------------------------------------------------
Glacier Bancorp, Inc                              100.00       120.37       108.06     150.44       206.13       323.75
S&P  500                                          100.00       110.08       111.53     153.44       188.52       251.44
SNL $500M-$1B Bank Index                          100.00       125.46       133.93     177.82       222.29       361.35
Western Bank Monitor                              100.00       120.33       124.32     177.53       220.20       403.99







      The following table includes information concerning the only persons or entities, including any "group" as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock on the Voting Record Date. See "Item 10 - Directors and Executive Officers of the Registrant" for information concerning security ownership of management.

                                                Amount and Nature
Name and Address of                               of Beneficial
Beneficial Owner                                   Ownership (1)                 Percent of Class
-------------------                             -----------------                ----------------
T. Rowe Price Associates, Inc.                     562,500 (2)                         8.2%
100 E. Pratt Street
Baltimore, Maryland  21202

(1) Pursuant to rules promulgated by the Securities and Exchange Commission ("SEC") under the Exchange Act, a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares.

(2) Based on an amended Schedule 13G filed under the Exchange Act. These securities are owned by various individual and institutional investors including the T. Rowe Price Small Cap Fund, Inc., (which owns 352,700 shares, representing 5.1% of the outstanding shares), which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

CERTAIN TRANSACTIONS

      Jordahl & Sliter, a certified public accounting firm in which Everit A. Sliter is a partner, performs tax services for the Company in the ordinary course of business. The Company believes that these services have been provided on terms which are no less favorable than which could have been obtained in dealings with non-affiliates and that any future transactions will be conducted on such basis.

EMPLOYEE LOAN PROGRAMS

      Federal regulations require that all loans or extensions of credit to executive officers and directors of the Company and the Banks must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other nonaffiliated persons and must not involve more than the normal risk of repayment or present other unfavorable features. The regulations authorize that a bank may make extensions of credit pursuant to a benefit or compensation program that (i) is available to all employees of the bank or its affiliates; and (ii) does not give preference to any insider over other employees of the bank or its affiliates. The regulations govern the amount of credit that a bank may extend to an insider, and, in those instances where the loan exceeds the allowed limit, requires that (i) the loan be approved by a majority of the board of directors; and (ii) the insider abstain from participating directly or indirectly in the voting.

      The Company has adopted an Employee Loan Program, providing that loans be made to executive officers and directors and all other employees of the Company and its subsidiaries on equal terms. The following table sets forth loans made to executive officers and directors of the Company, made under such program, which in the aggregate exceed $60,000.

      Set forth below is certain information as of December 31, 1997 relating to loans which, in the aggregate, exceed $60,000 and which were made on preferential terms, as explained above, to executive officers and directors of the Company. All loans are secured by real estate, except as noted. The table does not include loans which have been made on the same terms, including interest rates and collateral, as those made to non-affiliated parties and which in the opinion of management do not involve more than the normal risk of repayment or present other unfavorable features.

                                                        Largest Aggregate
                                      Nature of           Amount during                            Interest     Note Rate at
                                     Transaction       January 1, 1997 to       Balance at          Rate to     December 31,
          Name                     and Indebtedness     December 31, 1997    December 31, 1997     Employee         1997
          ----                     ----------------    ------------------    -----------------     --------     ------------
F.C. Mercord                      First Mortgage on
                                  Primary Residence           150,000            147,338           5.74%(1)         6.875%

Everit A. Sliter,                 First Mortgage on            91,510             86,427           5.70%(1)         8.30%
Director                          Primary Residence

James H. Strosahl,                First Mortgage on           175,000            168,029           5.74%(1)         7.91%
Senior Vice President and CFO     Primary Residence


Stephen J. Van Helden,            First Mortgage on           150,579            148,115           5.70%(1)         7.79%
Treasurer                         Primary Residence

----------

(1) This reflects borrowing to finance home improvements or to purchase homes and is 1% above Glacier's cost of money.

(3)   The following exhibits are included, as part of this Form 1O-K.

Exhibit No.    Exhibit
-----------    -------

3(a)           Certificate of Incorporation (1)

3(b)           Bylaws (1)

10(a)          1989 Incentive Stock Option Plan (1)

10(b) Employment Agreement dated March 27, 1996 between Glacier Bancorp, Inc., Glacier Bank, and John S. MacMillan (5)

10(c) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank, and Michael J. Blodnick. (5)

10(d) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank, and Stephen J. VanHelden. (5)

1O(e) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank, and Joan Holling. (5)

10(f) Employment Agreement dated August 31, 1996 between Glacier Bancorp, Inc., Glacier Bank, and James H. Strosahl. (5)

10(g)          Employment Agreement between First Security and William L.
               Bouchee dated as of August 9, 1996. (2)

10(h) 1994 Director Stock Option Plan (3) 10(i) 1995 Employee Stock Option Plan (4)

10(j)          Deferred Compensation Plan (3)

10(k)          Supplemental Executive Retirement Agreement (3)

21             Subsidiaries of the Company - see Item 1, "Subsidiaries"

23             Consent of KPMG Peat Marwick LLP

27.1           Financial Data Schedule for year end December 31, 1997

27.2 Financial Data Schedule for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

(1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-4 (No. 333-37025), declared effective by the Securities and Exchange Commission on October 4, 1990.

(2) Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 No. 33313595).

(3) Incorporated by reference to the exhibits 10(i), 10(k), and 10(h) included in the Company's Form 1O-K for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).

(5) Incorporated by reference to exhibits 10(b), 10(c), 10(d), 1O(e), and 10(f) included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

      (c)   See Item 14(a) (3) above for all exhibits filed herewith and the
      Exhibit Index.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                        GLACIER BANCORP, INC.


                                        By: /s/ John S. MacMillan
                                        ----------------------------------------
                                        John S. MacMillan
                                        President/CEO


PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998, by the following persons in the capacities indicated.



/s/ John S. MacMillan                       Chairman/President/CEO
-----------------------------------         (Principal Executive Officer)
John S. MacMillan


/s/ James H. Strosahl                       Senior Vice President and CFO
-----------------------------------         (Principal Financial/Accounting
James H. Strosahl                           Officer)


Majority of the Board of Directors


/s/ Michael J. Blodnick                     Executive Vice President/COO, and
-----------------------------------
Michael J. Blodnick                         Director

/s/ L. Peter Larson                         Director
-----------------------------------
L. Peter Larson

/s/ Darrel R. Martin                        Director
-----------------------------------
Darrel R. (Bill) Martin

/s/ F. Charles Mercord                      Director
-----------------------------------
F. Charles Mercord


/s/ Everit A. Sliter                        Director
-----------------------------------
Everit A. Sliter

/s/ Harold A. Tutvedt                       Director
-----------------------------------
Harold A. Tutvedt

/s/ William L. Bouchee                      Director
-----------------------------------
William L. Bouchee

/s/ Allen J. Fetscher                       Director
-----------------------------------
Allen J. Fetscher