Form 10-K/A
period 1997-12-31
GLACIER BANCORP INC
filed 1998-03-31
CIK 868671

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

      Based solely upon the Company's review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1997, or written representations from certain reporting persons, the Company believes that all reporting persons made all filings required by Section 16(a) on a timely basis, except that Mr. Blodnick failed to file a Form 5 to report a gift of 75 shares in October 1996. A subsequent Form 5 has been filed to report this transaction.

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