Form 10-Q
period 1998-03-31
GLACIER BANCORP INC
filed 1998-05-15
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________  to _________________

COMMISSION FILE   0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                       81-0468393
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



P.O. Box 27; 202 Main Street, Kalispell, Montana                     59903-0027
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------



                                      N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on May 8, 1998, was 6,901,911. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                                    Page #
                                                                                                    ------

PART I.           FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Condensed Statements of Financial Condition -
                  March 31, 1998, December 31, and March 31, 1997 (unaudited)  . . . . . . . . . . . . . 3

                  Consolidated Condensed Statements of Operations -
                  Three months ended March 31, 1998 and 1997  (unaudited) . . . . . . . . . . . . . . .  4

                  Consolidated Condensed Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1997  (unaudited) . . . . . . . . . . . . . . .  5

                  Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . 6

         Item 2 - Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . 11

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . 14

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------

                                                                                  March 31,         December 31,        March 31,
                                                                                    1998                1997               1997
                                                                                ---------            ---------            ---------
                                                                                          (Unaudited - dollars in thousands
                                                                                                except per share data)
Assets:
Cash on hand and in banks ..................................................... $  26,298               26,463               21,353
Federal funds sold ............................................................     3,542                    0                    0
Interest bearing cash deposits ................................................       400                    0               10,570
                                                                                ---------            ---------            ---------
     Cash and cash equivalents ................................................    30,240               26,463               31,923
                                                                                ---------            ---------            ---------
Investments:
     Investment securities, held-to-maturity ..................................     4,871                7,912               16,429
     Investment securities, available-for-sale ................................    38,299               40,229               37,380
     Mortgaged backed securities, held-to-maturity ............................        40                3,100                3,434
     Mortgaged backed securities, available-for-sale ..........................    50,321               53,025               47,088
                                                                                ---------            ---------            ---------
                  Total Investments ...........................................    93,531              104,266              104,331
                                                                                ---------            ---------            ---------
Net loans receivable:
     Real estate loans ........................................................   200,620              204,219              197,576
     Commercial Loans .........................................................   140,461              121,047              101,933
     Installment and other loans ..............................................    99,161               99,326               92,582
     Allowance for losses .....................................................    (3,641)              (3,544)              (3,331)
                                                                                ---------            ---------            ---------
                  Total Loans, net ............................................   436,601              421,048              388,760
                                                                                ---------            ---------            ---------

Premises and equipment, net ...................................................    12,446               11,743               11,430
Real estate and other assets owned ............................................       152                  121                  214
Federal Home Loan Bank of Seattle stock, at cost ..............................    10,527               10,330                9,446
Federal Reserve stock, at cost ................................................     1,067                  340                  340
Accrued interest receivable ...................................................     3,547                3,759                3,518
Goodwill, net .................................................................     1,386                1,371                1,484
Other assets ..................................................................       953                  957                  926
                                                                                ---------            ---------            ---------
                                                                                $ 590,450              580,398              552,372
                                                                                =========            =========            =========

Liabilities and stockholders' equity:
Deposits - interest bearing ................................................... $ 281,720              273,145              266,042
Deposits - non-interest bearing ...............................................    73,677               73,639               57,190
Advances from Federal Home Loan Bank of Seattle ...............................   148,028              139,257              136,601
Securities sold under agreements to repurchase ................................    12,213               19,255               15,149
Other borrowed funds ..........................................................     2,149                7,721               12,239
Accrued interest payable ......................................................     1,988                1,388                1,430
Advance payments by borrowers for taxes and insurance .........................     2,780                1,307                2,597
Current income taxes ..........................................................     1,593                  306                  839
Deferred income taxes .........................................................     1,822                1,912                1,108
Other liabilities .............................................................     2,739                2,379                5,934
Minority Interest .............................................................       300                  480                  430
                                                                                ---------            ---------            ---------
                  Total liabilities ...........................................   529,009              520,789              499,559
                                                                                ---------            ---------            ---------

Common stock, $01 par value per share (1) .....................................        69                   69                   46
Paid-in capital ...............................................................    35,755               35,383               34,548
Retained earnings - substantially restricted ..................................    25,646               24,042               19,727
Treasury stock at cost (2) ....................................................    (1,066)              (1,066)              (1,066)
Accumulated comprehensive earnings (deficit) ..................................     1,037                1,181                 (442)
                                                                                ---------            ---------            ---------
                  Total stockholders' equity ..................................    61,441               59,609               52,813
                                                                                ---------            ---------            ---------
                                                                                $ 590,450              580,398              552,372
                                                                                =========            =========            =========
                  Book value per share ........................................ $    8.93                 8.71                 7.77
                                                                                =========            =========            =========

(1) Number of shares outstanding adjusted for three for two stock split in 1997.

(1) Total shares outstanding at end of period                                   6,880,821            6,847,485            6,798,956
(2)  Treasury shares                                                               85,890               85,890               85,890

                              Glacier Bancorp, Inc.
                 Consolidated Condensed Statements of Operations

                                                         Three months ended March 31,
                                                            1998               1997
                                                         ----------       ----------
                                                            (unaudited - $ in thousands
                                                              except per share data)
Interest income:
    Real estate loans .................................. $    4,077            3,999
    Commercial loans ...................................      3,029            2,376
    Consumer and other loans ...........................      2,397            2,212
    Mortgage backed securities .........................        791              829
    Investment securities ..............................        966            1,095
                                                         ----------       ----------
          Total interest income ........................     11,260           10,511
                                                         ----------       ----------

Interest expense:
    Deposits ...........................................      2,813            2,690
    Advances ...........................................      2,006            1,950
    Repurchase agreements ..............................        183              148
    Other borrowed funds ...............................         48               50
                                                         ----------       ----------
          Total interest expense .......................      5,050            4,838
                                                         ----------       ----------

Net interest income ....................................      6,210            5,673
    Provision for loan losses ..........................        202              163
                                                         ----------       ----------
Net Interest Income after provision for loan losses ....      6,008            5,510
                                                         ----------       ----------

Non-interest income:
    Loan fees and service charges ......................      1,930            1,697
    Gains (Losses) on sale of investments ..............          0                0
    Other income .......................................        210              181
                                                         ----------       ----------
          Total fees and other income ..................      2,140            1,878
                                                         ----------       ----------
Non-interest expense:
    Compensation, employee benefits
      and related expenses .............................      2,254            2,279
    Occupancy expense ..................................        460              477
    Data processing expense ............................        199              185
    Other expenses .....................................      1,399            1,295
    Minority interest ..................................         14               13
                                                         ----------       ----------
          Total non-interest expense ...................      4,326            4,249
                                                         ----------       ----------

Earnings before income taxes ...........................      3,822            3,139

Federal and state income tax expense ...................      1,392            1,153
                                                         ----------       ----------
Net earnings ........................................... $    2,430            1,986
                                                         ==========       ==========

Basic earnings per share (1) ........................... $     0.35             0.29
Diluted earnings per share (1) .........................       0.34             0.29
Dividends declared per share (1) .......................       0.12             0.11
Return on average assets (annualized) ..................       1.68%            1.46%
Return on beginning equity (annualized) ................      16.31%           15.29%
Weighted average shares outstanding (1) ................  6,862,191        6,796,257



(1) Adjusted for three for two stock split in 1997

                             Glacier Bancorp, Inc.

                      Consolidated Statements of Cash Flows

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                  1998             1997
                                                                                 --------       --------
                                                                                  (dollars in thousands)
OPERATING ACTIVITIES:
Net earnings ................................................................... $  2,430          1,986
Adjustments to reconcile net nearnings to net cash provided (used) by operating activities:
     Provision for loan losses .................................................      202            163
     Depreciation of premises and equipment ....................................      214            210
     Amortization of goodwill ..................................................       32             42
     Amortization of investment securities premiums and discounts, net .........       72             20
     Net increase (decrease) in deferred income taxes ..........................        4            (27)
     Net (increase) decrease in accrued interest receivable ....................      212            (45)
     Net increase in accrued interest payable ..................................      600            631
     Net increase in current income taxes ......................................    1,287            839
     Net decrease in other assets ..............................................        4            144
     Net increase (decrease) in other liabilities and minority interest ........      416         (4,474)
     FHLB stock dividends ......................................................     (197)          (204)
                                                                                 --------       --------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ......................    5,276           (715)
                                                                                 --------       --------

INVESTING ACTIVITIES:
     Proceeds from maturities and prepayments of investment
       securities available-for-sale ...........................................    4,320          9,143
     Purchases of investment securities available-for-sale .....................        0         (9,343)
     Proceeds from maturities and prepayments of investment
       securities held-to-maturity .............................................    6,105            596
     Principal collected on installment and commercial loans ...................   24,920         20,402
     Installment and commercial loans originated or acquired ...................  (44,723)       (24,487)
     Proceeds from sales of commercial loans ...................................      449            772
     Principal collections on mortgage loans ...................................   16,235          9,560
     Mortgage loans originated or acquired .....................................  (35,848)       (22,308)
     Proceeds from sales of mortgage loans .....................................   23,212         13,779
     Net proceeds from sales (acquisition) of real estate owned ................      (31)           196
     Net purchase of FHLB and FRB stock ........................................     (727)          (656)
     Net addition of premises and equipment ....................................     (917)          (348)
     Acquisition of minority interest ..........................................     (283)             0
                                                                                 --------       --------
         NET CASH USED BY INVESTING ACTIVITIES .................................   (7,288)        (2,694)
                                                                                 --------       --------

FINANCING ACTIVITIES:
     Net increase in deposits ..................................................    8,613          1,493
     Net increase in FHLB advances and other borrowed funds ....................    3,199            349
     Net increase in advance payments from borrowers for taxes
         and insurance .........................................................    1,473          1,657
     Net increase (decrease) in securities sold under repurchase agreements ....   (7,042)         5,358
     Cash dividends paid to stockholders .......................................     (826)          (726)
     Proceeds from exercise of stock options ...................................      372             52
                                                                                 --------       --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .............................    5,789          8,183
                                                                                 --------       --------
         NET INCREASE IN CASH AND CASH EQUIVALENTS .............................    3,777          4,774

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................   26,463         27,149
                                                                                 --------       --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................ $ 30,240         31,923
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:                  Interest ................ $  4,450          4,207
                                                       Income taxes ............      105            314

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)       Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 1998, December 31, and March 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

         The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2)       Organizational Structure:

         The Company is the parent company for five subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula") and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a Federal Savings Bank charter to a State of Montana commercial bank charter. At March 31, 1998, the Company owned 100%, 94%, 98% 100% and 100% of Glacier, Whitefish, Eureka, Missoula and CFI, respectively. CFI provides full service brokerage services through Robert Thomas Securities. The following abbreviated organizational chart illustrates the various relationships:


                                GLACIER BANCORP, INC.

                                Glacier Bancorp, Inc.
                              (Parent Holding Company)
                                         |
Glacier Bank ----- First Security Bank ------ Glacier Bank ------ Glacier Bank
(Commercial        (Commercial Bank)     |    of Whitefish        of Eureka
Bank)                                    |    (Commercial         (Commercial
                                         |     Bank)               Bank)
                                         |
                       Community First----
                       Inc.
                       (Brokerage Service)


3)       Stock Split:

         The company completed a 3 for 2 stock split in May 1997. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock split. Any fractional shares were paid in cash.

4)       Ratios:

         Return on Average Assets was calculated based on the average of the total assets for the period. Return on Beginning Equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)       Cash Dividend Declared:

         On March 25, 1998, the Board of Directors declared a $.12 per share quarterly cash dividend to stockholders of record on April 9, 1998, payable on April 23, 1998.

6)       Computation of Earnings Per Share:

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if all outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the stock split.


                                                                                              Average      Per-share
Three months ended March 31, 1998                                              Income          Shares        Amount
---------------------------------------------------------------------------  ----------      ---------     --------
Basic earnings per share:
Income available to common shareholders ...................................  $2,430,000      6,862,191         0.35

Effect of dilutive securities:
Net increase in shares from assumed exercise of stock options .............                    209,634

Diluted earnings per share:
                                                                             ----------      ---------     --------
Income available to common shareholders plus assumed exercise of options ..   2,430,000      7,071,825         0.34
                                                                             ==========      =========     ========

                                                                                              Average      Per-share
Three months ended March 31, 1997                                              Income          Shares       Amount
---------------------------------------------------------------------------  ----------      ---------     --------
Basic earnings per share:
Income available to common shareholders ...................................  $1,986,000      6,796,257         0.29

Effect of dilutive securities:
Net increase in shares from assumed exercise of stock options .............                    101,086

Diluted earnings per share:
                                                                             ----------      ---------     --------
Income available to common shareholders plus assumed exercise of options ..   1,986,000      6,897,343         0.29
                                                                             ==========      =========     ========

7)        Investments:

          A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:




                   INVESTMENT SECURITIES AS OF MARCH 31, 1998

                                                Amortized         Gross Unrealized      Estimated
                                                  Cost         Gains        Losses     Fair Value
                                                 -------      -------      -------       -------
                                                              (dollars in thousands)
HELD TO MATURITY:
U.S. Government and Federal Agencies             $ 1,999            0           (2)        1,997
State and Local Government and other issues        2,872           99            0         2,971
Mortgage-backed securities                            40            1            0            41
                                                 -------      -------      -------       -------
     TOTAL HELD TO MATURITY SECURITIES           $ 4,911          100           (2)        5,009
                                                 =======      =======      =======       =======
AVAILABLE FOR SALE:
U.S. Government and Federal Agencies             $11,453           50          (11)       11,492
State and Local Government and other issues       25,610        1,200           (3)       26,807
Mortgage-backed securities                        19,594          674          (18)       20,250
Real Estate Mortgage Investment Conduit           30,145          160         (234)       30,071
                                                 -------      -------      -------       -------
     TOTAL AVAILABLE FOR SALE SECURITIES         $86,802        2,084         (266)       88,620
                                                 =======      =======      =======       =======


                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1997

                                                Amortized         Gross Unrealized      Estimated
                                                  Cost         Gains        Losses     Fair Value
                                                 -------      -------      -------       -------
                                                              (dollars in thousands)
HELD TO MATURITY:
U.S. Government and Federal Agencies             $ 4,996            0           (6)        4,990
State and Local Government and other issues        2,916          112            0         3,028
Mortgage-backed securities                         3,100           27            0         3,127
                                                 -------      -------      -------       -------
     TOTAL HELD TO MATURITY SECURITIES           $11,012          139           (6)       11,145
                                                 =======      =======      =======       =======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies             $15,024           70          (29)       15,065
State and Local Government and other issues       24,056        1,110           (2)       25,164
Mortgage-backed securities                        20,567          667          (18)       21,216
Real Estate Mortgage Investment Conduit           31,653          256         (100)       31,809
                                                 -------      -------      -------       -------
     TOTAL AVAILABLE FOR SALE SECURITIES         $91,300        2,103         (149)       93,254
                                                 =======      =======      =======       =======

8)        Stockholders Equity:

          The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 1998.

                                                Tier I (Core) Capital           Tier II (Total) Capital         Leverage Capital
                                                ---------------------           -----------------------       --------------------
                                                    $             %                   $            %              $            %
                                                ---------       -----             ---------      ------       ---------      -----
                                                                                 (dollars in thousands)
GAAP Capital ................................   $  61,441                         $  61,441                   $  61,441
Goodwill ....................................      (1,386)                           (1,386)                     (1,386)
Net unrealized gains on securities
     available-for-sale .....................      (1,037)                           (1,037)                     (1,037)
Other regulatory adjustments ................         295                               295                         295
Allowance for loan losses ...................          --                             3,641                          --
                                                ---------                        ----------                    --------
Regulatory capital computed .................   $  59,313                        $   62,954                    $ 59,313
                                                =========                        ==========                    ========

Risk weighted assets                            $ 400,301                        $  400,301
                                                =========                        ==========

Total average assets                                                                                           $577,661
                                                                                                               ========

Capital as % of defined assets .............................. 14.80%                             15.71%                     10.17%
Regulatory "well capitalized" requirement ...................  6.00%                             10.00%                      5.00%
                                                              -----                              -----                      -----
Excess over "well capitalized" requirement ..................  8.80%                              5.71%                      5.27%
                                                              =====                              =====                      =====


9)        Comprehensive Income:

         In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, `Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998.




    Other comprehensive income:                                          Three months ended March 31,
    -----------------------------------------------                      ----------------------------
                                                                              1998        1997
                                                                              -----        ----
                                                                            (dollars in thousands)

Unrealized holding losses arising during the period ...................       $(144)       (437)
Less reclassification adjustment for losses included
    in net income .....................................................           0           0
                                                                              -----        ----
Other comprehensive income (loss), net of tax .........................        (144)       (437)
                                                                              =====        ====

10)       Contingencies and Commitments

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

         The Company has purchased a commercial building site in Kalispell on which it intends to construct a building to be used to relocate one of its drive-up offices and the corporate headquarters. The estimated cost for land and building is approximately $2,100,000. As of March 31, 1998, $525,000 has been paid for the land purchase.

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

11)      Forward Looking Statements

         This document contains certain forward looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1997 to March 31, 1998.

At March 31, 1998, total consolidated assets increased by $10,052,000 or 1.73%, over the December 31, 1997 level. This increase was primarily in loan growth of $15,553,000, interest bearing cash deposits with other financial institutions, and Federal Funds sold. Total investments have declined $10,735,000.

Real Estate loans decreased $3.6 million during the period, while Commercial loans increased $19.4 million, offsetting the decline in real estate loans. Approximately $8.5 million of the Commercial loan increase resulted from repurchasing loan participations from non-affiliated banks.

Loans sold to the secondary market amounted to $23.2 million and $13.8 million during the first three months of 1998 and 1997, respectively.

The amount of loans serviced for others on March 31, 1998 was $111.0 million.

Total deposits increased $8.6 million, with the increase occurring in interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") increased $8.8 million while securities sold under repurchase agreements and other borrowed funds decreased $7.0 million, and $5.6 million respectively.

All four institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of March 31, 1998:

                Available line      Amount Used      Available
                --------------      -----------      ---------
Glacier Bank      146,502,000      111,559,000       34,943,000
Whitefish           8,342,000        4,385,000        3,957,000
Eureka              7,622,000        3,656,000        3,966,000
Missoula           23,283,000       10,000,000       13,283,000

Classified Assets and Reserves

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $1.8 million or .31% of total assets at March 31, 1998, as compared to $1.3 million, or .23% of total assets, as December 31, 1997.

Non-performing assets remain at a relatively low level.

                                                                       March 31, 1998            December 31, 1997
                                                                       -------------------------------------------

Total Reserves for Loan and Real Estate Owned Losses:                  $3.6 million                       $3.5 million

Reserves as a percentage of Total Loans:                               .83%                               .83%

Reserves as a percentage of Non-performing Assets:                     198%                               265%

Impaired Loans

As of March 31, 1998, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of March 31, 1998, the Company owns 47,260 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively. In February 1998, the Company offered to purchase minority shares of Eureka and Whitefish at 1.25 times book value. 2,839 shares were acquired with this offer.

Results of Operations - The three months ended 3/31/98 compared to the three months ended 3/31/97.

Glacier Bancorp, Inc. reported net income of $2.430 million, or basic earnings per share of $.35, for the first quarter of 1998, compared with $1.986 million, or basic earnings per share of $.29, for the same quarter of 1997. Return on average assets and return on beginning equity in the first quarter of 1998 were
1.68 percent and 16.31 percent, respectively, up from returns of 1.46 percent and 15.29 percent for the same quarter of 1997.

From March 31, 1997 total assets have grown $38.078 million, or 6.9 percent, to $590.450 million, and stockholders' equity has increased $8.628 million, or 16.3 percent, to $61.441 million. The capital level remains very strong at 10.41 percent of assets.

Net Interest Income

Net interest income for the quarter was $6.210 million, an increase of $537,000 or 9.5%, over the same period in 1997. Growth in net earning assets, and an increase in the net interest margin as a percentage of earning assets from 4.49 percent to 4.72 percent, were the reasons for this increase. Loan balances have increased $47.8 million from March 31, 1997, an increase of 12.3 percent. All loan classifications have increased, with commercial loans up $38.5 million, or
37.8 percent, consumer loans up $6.6 million, or 7.1 percent, and real estate loans up $3.0 million, or 1.5 percent. Total investments including mortgage backed securities, decreased $9.3 million, or 9.0 percent. The flat yield curve has provided little opportunity to achieve reasonable spreads, therefore prepayments and maturities have not been reinvested in securities. Total deposits increased $32.2 million, or 9.9 percent, with $16.5 million of the increase in non-interest bearing deposits. Borrowed funds, which include Federal Home Loan Bank advances, repurchase agreements, and other borrowed funds, decreased $1.6 million, reducing the reliance on borrowed funds for asset growth.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table set forth information concerning the Company's interest rate spread at March 31, 1998 and 1997:

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below the net interest spread increased in 1998 from 3.68% to 3.87%, from a combination of higher rates on interest earning assets, and lower rates on liabilities. The net interest margin increased in 1998 from 4.49% to 4.72% which is also the result of the above described reasons. The increased asset levels, and increased non-interest bearing deposits also contributed to the significantly higher net interest income.

                                                                                                 March 31, [1]
                                                                                                ----------------
FOR THE THREE MONTHS ENDED:                                                                     1997        1996
                                                                                                ----        ----
     Combined weighted average yield on loans and investments [2] ...........................   8.50%       8.36%
     Combined weighted average rate paid on savings deposits and borrowings .................   4.63%       4.68%
     Net interest spread ....................................................................   3.87%       3.68%
     Net interest margin [3] ................................................................   4.72%       4.49%

[1] Weighted averages are computed without the effect of compounding daily interest.

[2]     Includes dividends received on capital stock of the Federal Home Loan
        Bank.

[3] The net interest margin (net yield on average interest earning assets) is interest income from loans and investments less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets. Interest income from tax exempt investments is on a tax equivalent basis.


Non-Interest Income

Non-interest income increased $262,000, or 13.9 percent from the first quarter of 1997. Loan fees and service charges on deposit accounts were up $233,000 while other income increased by $29,000.

Loan Loss Provision and Non-Performing Assets
The first quarter provision for loan losses was $202,000, up from $163,000 during the same quarter in 1997 reflecting the growth in loans. Non-performing assets as a percentage of loans at March 31, 1998 were .42 percent, well below the average of the Company's peer group which was .81 percent at December 31, 1997, the most recent information available. The reserve for loan losses was 198 percent of non-performing assets as of March 31, 1998.

Non-Interest Expense
Non-interest expense increased by $77,000, or 1.8 percent, over the first quarter of 1997. Compensation and employee benefits decreased $25,000, or 1.1 percent. Occupancy expense was also down $17,000, or 3.6 percent. Data processing expenses increased $14,000, or 7.6 percent. Other expenses, which include merger expenses of $47,000, were up $104,000, or 8.0 percent.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Interest Rate Risk:

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997, the most recent information available, as compared to the 10% Board approved policy limit.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibit 27 - Financial data schedule

         b. Current report filed on March 6, 1998 announcing the Board of Directors approval, subject to shareholder approval, to increase the number of shares of common stock available for issuance from six million to fifteen million. In addition, the Board directed management take corrective action to properly implement the 3-for-2 stock split that was effective in May 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLACIER BANCORP, INC.


May 11, 1998                            By       s/ Michael J. Blodnick
                                           ----------------------------------
                                                 Michael J. Blodnick
                                                 Executive Vice President/COO




May 11, 1998                            By       s/s James H. Strosahl
                                           ----------------------------------
                                                 James H. Strosahl
                                                 Senior Vice President/CFO