Form 10-Q
period 1998-09-30
GLACIER BANCORP INC
filed 1998-11-16
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________  to _________________

COMMISSION FILE   0-18911

                              GLACIER BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                     81-0468393
--------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification No.)



P.O. Box 27; 49 Commons Loop, Kalispell, Montana             59903-0027
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------


                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on November 9, 1998, was 8,366,555. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                             Page #
                                                                                             ------
PART I.        FINANCIAL INFORMATION

        Item 1 - Financial Statements

               Consolidated Condensed Statements of Financial Condition -
               September 30, 1998, December 31, and September 30, 1997 (unaudited) ............3

               Consolidated Condensed Statements of Operations -
               Three and nine months ended September 30, 1998 and 1997  (unaudited) ...........4

               Consolidated Condensed Statements of Cash Flows -
               Nine months ended September 30, 1998 and 1997  (unaudited) .....................5

               Notes to Consolidated Condensed Financial Statements ...........................6

        Item 2 - Management's Discussion and Analysis
                 Of Financial Condition and Results of Operations ............................12

        Item 3 - Quantitative and Qualitative Disclosure about Market Risk ...................17

PART II.       OTHER INFORMATION .............................................................19

Signatures ...................................................................................19

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------------------
     (Unaudited - dollars in thousands except per share data)                     September 30,     December 31,    September 30,
------------------------------------------------------------------------------        1998             1997             1997
                                                                                   -----------      -----------     ------------
ASSETS:
Cash on hand and in banks ....................................................     $    27,487           29,724           30,426
Federal funds sold ...........................................................               0            3,860              325
Interest bearing cash deposits ...............................................          19,188              595            8,063
                                                                                   -----------      -----------      -----------
     Cash and cash equivalents ...............................................          46,675           34,179           38,814
                                                                                   -----------      -----------      -----------
Investments:
     Investment securities, held-to-maturity .................................           8,309           12,951           18,471
     Investment securities, available-for-sale ...............................          47,284           45,466           43,257
     Mortgage backed securities, held-to-maturity ............................               0            3,100            3,191
     Mortgage backed securities, available-for-sale ..........................          38,606           54,008           49,794
                                                                                   -----------      -----------      -----------
        Total Investments ....................................................          94,199          115,525          114,713
                                                                                   -----------      -----------      -----------
Net loans receivable:
     Real estate loans .......................................................         197,403          213,186          214,249
     Commercial Loans ........................................................         181,395          142,633          133,890
     Installment and other loans .............................................         112,756          115,125          114,963
     Allowance for losses ....................................................          (4,356)          (4,027)          (4,060)
                                                                                   -----------      -----------      -----------
        Total Loans, net .....................................................         487,198          466,917          459,042
                                                                                   -----------      -----------      -----------

Premises and equipment, net ..................................................          15,530           13,604           13,375
Real estate and other assets owned ...........................................             271              121              158
Federal Home Loan Bank of Seattle stock, at cost .............................          11,582           10,956           10,731
Federal Reserve stock, at cost ...............................................           1,067              340              340
Accrued interest receivable ..................................................           4,090            4,234            4,180
Goodwill, net ................................................................           2,658            1,371            1,403
Other assets .................................................................           1,193            1,420            1,267
                                                                                   -----------      -----------      -----------
                                                                                   $   664,463          648,667          644,023
                                                                                   ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - interest bearing ..................................................     $   348,362          319,362          323,283
Deposits - non-interest bearing ..............................................          91,177           84,987           82,968
Advances from Federal Home Loan Bank of Seattle ..............................         125,978          141,860          129,606
Securities sold under agreements to repurchase ...............................          13,356           21,673           21,177
Other borrowed funds .........................................................           3,256            7,937           12,017
Accrued interest payable .....................................................           2,784            1,816            2,318
Current income taxes .........................................................              43              484              343
Deferred income taxes ........................................................           2,113            1,870            1,919
Other liabilities ............................................................           3,723            2,623            6,802
Minority Interest ............................................................             312            1,280            1,249
                                                                                   -----------      -----------      -----------
        Total liabilities ....................................................         591,104          583,892          581,682
                                                                                   -----------      -----------      -----------

Common stock, $.01 par value per share (1) ...................................              76               74               74
Paid-in capital ..............................................................          39,126           35,837           35,170
Retained earnings - substantially restricted .................................          33,733           28,743           27,250
Treasury stock at cost (2) ...................................................          (1,066)          (1,066)          (1,066)
Accumulated other comprehensive earnings .....................................           1,490            1,187              913
                                                                                   -----------      -----------      -----------
        Total stockholders' equity ...........................................          73,359           64,775           62,341
                                                                                   ===========      ===========      ===========
                                                                                   $   664,463          648,667          644,023
                                                                                   ===========      ===========      ===========
        Book value per share .................................................     $      8.82             7.98             7.71
                                                                                   ===========      ===========      ===========

(1) Number of shares outstanding adjusted for 10% stock dividend in 1998

(1) Total shares outstanding at end of period ................................       8,319,940        8,122,003        8,087,442

(2) Treasury shares ..........................................................          85,890           85,890           85,890

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                            Three months ended              Nine months ended
(unaudited - $ in thousands except per share data)             September 30,                   September 30,
---------------------------------------------------     --------------------------      --------------------------
                                                           1998            1997            1998            1997
                                                        ----------      ----------      ----------      ----------
INTEREST INCOME:
     Real estate loans ............................     $    4,162           4,358          12,775          12,811
     Commercial loans .............................          4,149           3,263          11,550           9,263
     Consumer and other loans .....................          2,744           2,801           8,285           8,054
     Mortgage backed securities ...................            733             917           2,256           2,681
     Investment securities ........................          1,126           1,279           3,522           3,873
                                                        ----------      ----------      ----------      ----------
        Total interest income .....................         12,914          12,618          38,388          36,682
                                                        ----------      ----------      ----------      ----------

INTEREST EXPENSE:
     Deposits .....................................          3,587           3,331          10,332           9,673
     Advances .....................................          1,790           1,938           5,825           5,873
     Repurchase agreements ........................             99             290             512             771
     Other borrowed funds .........................            107              89             226             206
                                                        ----------      ----------      ----------      ----------
        Total interest expense ....................          5,583           5,648          16,895          16,523
                                                        ----------      ----------      ----------      ----------

Net interest income ...............................          7,331           6,970          21,493          20,159
     Provision for loan losses ....................            305             204           1,055             601
                                                        ----------      ----------      ----------      ----------
Net Interest Income after provision for loan losses          7,026           6,766          20,438          19,558
                                                        ----------      ----------      ----------      ----------
NON-INTEREST INCOME:
     Loan fees and service charges ................          2,567           2,321           7,092           6,411
     Gains (Losses) on sale of investments ........              1              19               2              20
     Other income .................................            202             160           1,442             546
                                                        ----------      ----------      ----------      ----------
        Total fees and other income ...............          2,770           2,500           8,536           6,977
                                                        ----------      ----------      ----------      ----------
NON-INTEREST EXPENSE:
     Compensation, employee benefits
        and related expenses ......................          2,832           2,751           8,320           7,909
     Occupancy expense ............................            644             582           1,830           1,684
     Data processing expense ......................            171             248             760             742
     Other expenses ...............................          1,822           1,550           5,195           4,495
     Minority interest ............................             33              59             132             158
                                                        ----------      ----------      ----------      ----------
        Total non-interest expense ................          5,502           5,190          16,237          14,988
                                                        ----------      ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES ......................          4,294           4,076          12,737          11,547

Federal and state income tax expense ..............          1,638           1,527           4,782           4,288
                                                        ----------      ----------      ----------      ----------
NET EARNINGS ......................................     $    2,656           2,549           7,955           7,258
                                                        ==========      ==========      ==========      ==========

Basic earnings per share (1) ......................     $     0.32            0.32            0.97            0.90
Diluted earnings per share (1) ....................           0.32            0.31            0.95            0.89
Dividends declared per share (1) ..................           0.13            0.13            0.36            0.32
Return on average assets (annualized) .............           1.59%           1.57%           1.60%           1.52%
Return on beginning equity (annualized) ...........          15.37%          16.96%          16.37%          17.14%
Basic weighted average shares outstanding (1) .....      8,228,730       8,083,450       8,186,197       8,073,843

(1) Adjusted for 10% stock dividend in 1998.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine months ended
                                                                                      September 30,
                                                                                ------------------------
                              (dollars in thousands)                              1998           1997
                                                                                ---------      ---------
OPERATING ACTIVITIES :
     Net earnings ..........................................................    $   7,955          7,258
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Mortgage loans held for sale originated or acquired .................     (106,249)       (49,989)
       Proceeds from sales of mortgage loans held for sale .................       88,685         50,686
       Provision for loan losses ...........................................        1,055            601
       Depreciation of premises and equipment ..............................        1,015            763
       Amortization of goodwill ............................................          121            123
       Loss (gain) on sale of investments ..................................            0             20
       Amortization of investment securities premiums and discounts, net ...         (228)           169
       Net increase (decrease) in deferred income taxes ....................           22            (76)
       Net (increase) decrease in accrued interest receivable ..............          144           (238)
       Net increase in accrued interest payable ............................          968          1,105
       Net increase (decrease) in current income taxes .....................         (441)           119
       Net (increase) decrease in other assets .............................          227            173
       Net increase (decrease) in other liabilities and minority interest ..        1,206         (3,738)
       FHLB stock dividends ................................................         (626)          (553)
                                                                                ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..............       (6,146)         6,423
                                                                                ---------      ---------

INVESTING ACTIVITIES:
     Proceeds from maturities and prepayments of investment
       securities available-for-sale .......................................       20,763         29,433
     Purchases of investment securities available-for-sale .................       (6,369)       (28,988)
     Proceeds from maturities and prepayments of investment ................                           0
       securities held-to-maturity .........................................        7,944          4,214
     Purchases of investment securities held-to-maturity ...................         (260)          (325)
     Principal collected on installment and commercial loans ...............       97,837         77,188
     Installment and commercial loans originated or acquired ...............     (143,717)      (103,509)
     Proceeds from sales of commercial loans ...............................        8,761          1,794
     Principal collections on mortgage loans ...............................       66,834         37,591
     Mortgage loans originated or acquired .................................      (33,487)       (44,039)
     Net proceeds from sales (acquisition) of real estate owned ............         (150)           348
     Net purchase of FHLB and FRB stock ....................................         (727)        (1,056)
     Net addition of premises and equipment ................................       (2,941)        (1,114)
     Acquisition of minority interest ......................................         (283)            (3)
                                                                                ---------      ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..............       14,205        (28,466)
                                                                                ---------      ---------

FINANCING ACTIVITIES:
     Net increase in deposits ..............................................       35,190         33,692
     Net decrease in FHLB advances and other borrowed funds ................      (20,563)       (10,871)
     Net increase (decrease) in securities sold under repurchase agreements.       (8,317)         8,858
     Cash dividends paid to stockholders ...................................       (2,965)        (2,521)
     Proceeds from exercise of stock options ...............................        1,092            239
                                                                                ---------      ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ........................        4,437         29,397
                                                                                ---------      ---------
          NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       12,496          7,354
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................       34,179         31,459
                                                                                ---------      ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................    $  46,675         38,814
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for: Interest .............................    $  15,927         15,170
                                         Income taxes ......................        5,223          4,169

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)      Basis of Presentation:

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 1998, December 31, and September 30, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

        The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results anticipated for the year ending December 31, 1998.

2)      Organizational Structure:

        The Company is the parent company for six subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena") and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a Federal Savings Bank charter to a State of Montana commercial bank charter. On August 31, 1998, the acquisition of HUB Financial Corporation and Valley Bank of Helena was completed. At September 30, 1998, the Company owned 100%, 94%, 98%, 100%, 100% and 100% of Glacier, Whitefish, Eureka, Missoula, Helena and CFI, respectively. CFI provides full service brokerage services through Robert Thomas Securities.

        The Valley Bank of Helena was acquired through an exchange of stock with HUB Financial Corporation ("HUB") shareholders, formerly the parent company of Helena, and a share exchange with the minority shareholders of Helena. The pooling-of-interests accounting method is being used for the HUB acquisition. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented. The share exchange with the minority shareholders of Helena is being accounted for as a purchase transaction. In a purchase none of the prior period amounts are restated. The following abbreviated organizational chart illustrates the various relationships:



                                         Glacier Bancorp, Inc.
                                        (Parent Holding Company)


                           First Security Bank            Glacier Bank            Glacier Bank
     Glacier Bank              of Missoula                of Whitefish              of Eureka
  (Commercial Bank)         (Commercial bank)          (Commercial bank)        (Commercial bank)


                               Valley Bank              Community First
                                of Helena                     Inc,
                            (Commercial bank)         (Brokerage services)

3)      Stock  Split:

        On August 27, 1998 a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods proceeding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)      Ratios:

        Return on Average Assets was calculated based on the average of the total assets for the period. Return on Beginning Equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)      Cash Dividend Declared:

        On September 30, 1998, the Board of Directors declared a $.13 per share quarterly cash dividend to stockholders of record on October 13, 1998, payable on October 23, 1998.

6)      Computation of Earnings Per Share:

        Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the stock dividend. The following schedule contains the data used in the calculation of basic and diluted earnings per share.

                                                                                        Average           Per-share
THREE MONTHS ENDED SEPTEMBER 30, 1998                                 Income             Shares            Amount
-------------------------------------------------------------        ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................        $2,656,000         8,228,730              0.32

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                             142,282

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common shareholders plus assumed options          2,656,000         8,371,012              0.32
                                                                     ==========        ==========        ==========

                                                                                        Average           Per-share
Three months ended September 30, 1997                                  Income            Shares            Amount
-------------------------------------------------------------        ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................        $2,549,000         8,083,450              0.32

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                             152,049

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common shareholders plus assumed options          2,549,000         8,235,499              0.31
                                                                     ==========        ==========        ==========

                                                                                        Average           Per-share
Nine months ended September 30, 1998                                   Income            Shares            Amount
-------------------------------------------------------------        ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................        $7,955,000         8,186,197              0.97

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                --           170,490                --

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common shareholders plus assumed options          7,955,000         8,356,687              0.95
                                                                     ==========        ==========        ==========


                                                                                        Average          Per-share
Nine months ended September 30, 1997                                   Income            Shares            Amount
-------------------------------------------------------------        ----------        ----------        ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................        $7,258,000         8,073,843              0.90

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                --           124,710                --

DILUTED EARNINGS PER SHARE:
                                                                     ----------        ----------        ----------
Income available to common shareholders plus assumed options          7,258,000         8,198,554              0.89
                                                                     ==========        ==========        ==========

7)      Investments:

        A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                 INVESTMENT SECURITIES AS OF SEPTEMBER 30, 1998

                                                                       Gross Unrealized
---------------------------------------------      Amortized        -----------------------          Estimated
         (dollars in thousands)                      Cost            Gains          Losses          Fair Value
---------------------------------------------      ---------        -------         -------         ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                $ 5,026             175               0            5,201
State and Local Government and other issues           3,283             122              (1)           3,404
                                                    -------         -------         -------          -------
     Total Held to Maturity Securities              $ 8,309             297              (1)           8,605
                                                    =======         =======         =======          =======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                $13,608             111              (7)          13,712
State and Local Government and other issues          27,271           1,748             (40)          28,979
Mortgage-backed securities                           17,768             620             (29)          18,359
Real Estate Mortgage Investment Conduit              24,765             271            (196)          24,840
                                                    -------         -------         -------          -------
     Total Available for Sale securities            $83,412           2,750            (272)          85,890
                                                    =======         =======         =======          =======

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1997

                                                                        Gross Unrealized
---------------------------------------------      Amortized        -----------------------         Estimated
        (dollars in thousands)                       Cost            Gains          Losses          Fair Value
---------------------------------------------       -------         -------         -------         ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies                $ 9,342             169              (6)           9,505
State and Local Government and other issues           3,609             118              (1)           3,726
Mortgage-backed securities                            3,100              27               0            3,127
                                                    -------         -------         -------          -------
     Total Held to Maturity Securities              $16,051             314              (7)          16,358
                                                    =======         =======         =======          =======

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies                $18,773              70             (55)          18,788
State and Local Government and other issues          25,541           1,145              (8)          26,678
Mortgage-backed securities                           20,877             678             (20)          21,535
Real Estate Mortgage Investment Conduit              32,318             259            (104)          32,473
                                                    -------         -------         -------          -------
     Total Available for Sale securities            $97,509           2,152            (187)          99,474
                                                    =======         =======         =======          =======

8)      Stockholders Equity:

        The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Boards capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 1998.

                                                Tier I (Core) Capital        Tier II (Total) Capital           Leverage Capital
------------------------------------------     ------------------------      ------------------------      ------------------------
      (dollars in thousands)                       $              %              $              %              $             %
------------------------------------------     ---------      ---------      ---------      ---------      ---------      ---------
GAAP Capital .............................     $  73,359                     $  73,359                        73,359
Goodwill .................................        (2,658)                       (2,658)                       (2,658)
Net unrealized gains on securities
     available-for-sale ..................        (1,490)                       (1,490)                       (1,490)
Allowance for loan losses ................            --                         4,356                            --
                                               ---------                     ---------                     ---------
Regulatory capital computed ..............     $  69,211                     $  73,567                        69,211
                                               =========                     =========                     =========

Risk weighted assets .....................     $ 456,480                     $ 456,480
                                               =========                     =========

Total average assets .....................                                                                   668,176
                                                                                                           =========

Capital as % of defined assets .........................          15.16%                        16.11%                        10.36%
Regulatory "well capitalized" requirement ..............           6.00%                        10.00%                         5.00%
                                                              ---------                     ---------                     ---------
Excess over "well capitalized" requirement .............           9.16%                         6.11%                         5.36%
                                                              =========                     =========                     =========



9)      Comprehensive Income:

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, `Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 as of January 1, 1998.


                                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
            OTHER COMPREHENSIVE INCOME:                            SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                                           ---------------------------------      ---------------------------------
                                                            BEFORE        TAX         AFTER        BEFORE       TAX          AFTER
              (DOLLARS IN THOUSANDS)                         TAX        EXPENSE        TAX          TAX        EXPENSE        TAX
-------------------------------------------------------    -------      -------      -------      -------      -------      -------
Unrealized holding gains arising during the period ....    $ 2,405          914        1,491        1,492          567          925
Less reclassification adjustment for amounts
    included in net income ............................         (1)           0           (1)         (19)          (7)         (12)
                                                           -------      -------      -------      -------      -------      -------
Other comprehensive income ............................    $ 2,404          914        1,490        1,473          560          913
                                                           =======      =======      =======      =======      =======      =======

                                                                    NINE MONTHS ENDED                    Nine months ended
                                                                   SEPTEMBER 30, 1998                    September 30, 1997
                                                           ---------------------------------      ---------------------------------
                                                            BEFORE        TAX         AFTER        BEFORE       TAX          AFTER
                                                             TAX        EXPENSE        TAX          TAX        EXPENSE        TAX
                                                           -------      -------      -------      -------      -------      -------
Unrealized holding gains arising during the period ....    $ 2,405          914        1,491        1,492          567          925
Less reclassification adjustment for amounts
    included in net income ............................         (2)          (1)          (1)         (20)          (8)         (12)
                                                           -------      -------      -------      -------      -------      -------
Other comprehensive income ............................    $ 2,403          913        1,490        1,472          559          913
                                                           =======      =======      =======      =======      =======      =======

10)     Forward Looking Statements

        This document contains certain forward-looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward-looking statements.

        In addition to the discussion of the Company's Year 2000 issues set forth in Item 2, this document contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's ability to predict the results of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those predicted. Among such factors are unanticipated costs and expenses associated with the Company's operations, including the acquisition transaction described in "Subsequent Events' below, the effects of intense market competition locally and in the banking industry generally, and the effects of the economy on the Company's results of operations generally.

11)     Subsequent Events

        On October 20, 1998 the Company entered into a definitive share exchange agreement to acquire Big Sky Western Bank ("Big Sky"). Big Sky has approximately $40 million in total assets and brings a presence in Bozeman, Montana to the Company. The transaction, which is subject to approval by Big Sky shareholders and regulatory authorities, is expected to close by early 1999.

        As of November 1, 1998 the Company relocated its corporate headquarters and a drive-up office of Glacier Bank to 49 Commons Loop, which is on the northern edge of Kalispell, Montana.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1997 to September 30, 1998.

At September 30, 1998, total consolidated assets increased by $15.8 million or 2.4%, over the December 31, 1997 level. This increase was primarily in loan growth of $20.3 million, and interest bearing cash deposits with other financial institutions, $18.6 million. Total investments have declined $21.3 million.

Real estate loans decreased $15.8 million during the period, while commercial loans increased $38.8 million, offsetting the decline in real estate loans. Approximately $8.5 million of the commercial loan increase resulted from repurchasing loan participations from non-affiliated banks.

Loans sold to the secondary market amounted to $97.4 million and $52.5 million during the first nine months of 1998 and 1997, respectively.

The amount of loans serviced for others on September 30, 1998 was $128.2 million.

Total deposits increased $35.2 million, with $29.0 million of the increase occurring in interest bearing deposits and $6.2 million from non-interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") decreased $15.9 million while securities sold under repurchase agreements and other borrowed funds decreased $13.0 million.

All five institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of September 30, 1998:

                     Available line        Amount Used           Available
                    ----------------      -------------         -----------
Glacier Bank          151,100,000           92,386,000           58,714,000
Whitefish               8,078,000            3,000,000            5,078,000
Eureka                  7,396,000            2,494,000            4,902,000
Missoula               24,636,000           10,000,000           14,636,000
Helena                 10,449,000            2,398,000            8,051,000

Classified Assets and Reserves

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $2.7 million or .41% of total assets at September 30, 1998, as compared to $1.5 million, or .23% of total assets, as December 31, 1997. Although the level of non-performing assets has increased, the level remains below the Federal Reserve Bank peer group ratio of .60% of total assets as of June 30, 1998, the latest available information.

                                                            September 30,     December 31,
                                                                1998             1997
                                                            -------------     -----------
Total Reserves for Loan and Real Estate Owned Losses:         $4.4 million     $4.0 million

Reserves as a percentage of Total Loans:                       .89%             .86%

Reserves as a percentage of Non-performing Assets:             159%             275%

Impaired Loans

As of September 30, 1998, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of September 30, 1998, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Results of Operations - The three months ended 9/30/98 compared to the three months ended 9/30/97.

Glacier Bancorp, Inc. reported net income of $2.656 million; or basic earnings per share of $.32, for the third quarter of 1998, compared with $2.549 million, or basic earnings per share of $.32, for the same quarter of 1997. Return on average assets and return on beginning equity in the third quarter of 1998 were
1.59 percent and 15.37 percent, respectively, compared to returns of 1.57 percent and 16.96 percent for the same quarter of 1997.

Net income was $2.928 million, excluding merger related expenses; or basic earnings per share of $.36 for the quarter. Return on average assets and return on beginning equity in the third quarter of 1998 were 1.76 percent and 16.94 percent, respectively.

From September 30, 1997 total assets have grown $20.440 million, or 3.2 percent, to $664.463 million, and stockholders' equity increased $11.018 million, or 17.7 percent, to $73.359 million. The capital level remains very strong at 11.0 percent of assets.

Net Interest Income

Net interest income for the quarter was $7.331 million, an increase of $361,000 or 5.2 percent over the same period in 1997. Growth in net earning assets, and the changing mix of assets from real estate loans and investments to commercial loans were the reasons for this increase. Loan balances have increased $28.2 million from September 30, 1997, an increase of 6.1 percent. Commercial loans increased $47.5 million, or 35.5 percent, consumer loans are down $2.2 million, or 1.9 percent, the result of selling the credit card portfolio of approximately $3.8 million. Real estate loans have decreased $16.8 million reflecting the successful execution of the strategy of selling the long-term fixed rate loan production. Total investments including mortgage backed securities, decreased $20.5 million, or 17.9 percent. The flat yield curve has provided little opportunity to achieve reasonable spreads, therefore prepayments and maturities have not been reinvested in securities. Total deposits increased $33.3 million, or 8.2 percent, with $8.2 million of the increase in non-interest bearing deposits. Borrowed funds, which include Federal Home Loan Bank advances, repurchase agreements, and other borrowed funds, decreased $20.2 million, reducing the reliance on borrowed funds for asset growth.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at September 30, 1998 and 1997:

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below the net interest spread decreased in 1998 from 3.80% to 3.78%, from lower rates on interest earning assets, and slightly lower rates on liabilities. The net interest margin increased in 1998 from 4.63% to 4.70% the result of increased asset levels, and the increase in non-interest bearing deposits.

                                                                                         September 30, [1]
                                                                                       ----------------------
For the nine months ended:                                                              1998           1997
                                                                                       -------        -------
     Combined weighted average yield on loans and investments [2] ..............        8.40%          8.51%
     Combined weighted average rate paid on savings deposits and borrowings ....        4.62%          4.71%
     Net interest spread .......................................................        3.78%          3.80%
     Net interest margin [3] ...................................................        4.70%          4.63%

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


Non-Interest Income

Non-interest income increased $270,000, or 10.8 percent from the third quarter of 1997. Loan fees and service charges on deposit accounts were up $246,000 while other income increased by $42,000.

Loan Loss Provision and Non-Performing Assets

The third quarter provision for loan losses was $305 thousand, up from $204 thousand during the same quarter in 1997 reflecting the growth in loans and the changing mix from residential real estate to more commercial and consumer loans. The reserve for loan losses was 159 percent of non-performing assets as of September 30, 1998.

Non-Interest Expense

Non-interest expense increased by $312 thousand, or 6.0 percent, over the third quarter of 1997. Compensation and employee benefits increased $81 thousand, or
2.9 percent, resulting from additional staffing with our in-house data processing, commissions on loan production, and other increases. Occupancy expense was up $62 thousand, or 10.6 percent. Data processing expenses decreased $77 thousand, or 31.0 percent, resulting from the change to in-house data processing. Other expenses, which include non-recurring merger expenses of $284 thousand and costs related to the curative reorganization of $3 thousand, were up $272 thousand, or 17.6 percent.

Results of Operations - Nine months ended September 30, 1998

Net income of $7.955 million was an increase of $697 thousand, or 9.6 percent, over the nine months of 1997. Basic earnings per share were $.97 for 1998 and $.90 in 1997, with diluted earnings per share of $.95 and $.89, respectively. Return on average assets was 1.60 and 1.52, and return on beginning equity was
16.37 and 17.14 percent, for the first nine months in 1998 and 1997, respectively. The relatively high capital level results in a lower return on equity even with increased earnings.

Excluding merger related expenses net income was $8.465 million which is an increase of $1.207 million, or 16.63 percent, over 1997. Basic earnings per share were $1.03, and fully diluted earnings of $1.01 per share. Return on average assets and return on average equity were 1.71 percent and 17.42 percent respectively.

Net-Interest Income

Net interest income for the first nine months was $21.493 million, an increase of $1.334 million, or 6.6 percent over the same period in 1997. The year-to-date net interest income as a percentage of earning assets increased from 4.63 percent to 4.70 percent. This increase in margin, more net earning assets, and the changing mix of loans to more commercial and consumer, are the reasons for the increased net interest income.

Loan Loss Provision

The provision for loan losses was $1.055 million, up from $601 thousand in 1997. As discussed above the increase in loans and the change in the mix of loans was the primary reason for the increase.

Non-Interest Income

Total non-interest income increased by 1.559 million, or 22.3 percent over the same period last year. Fees and service charges increased $681 thousand, or 10.6 percent. Other income increased $896 thousand, primarily from increased activity in real estate loan origination and sales, $102 thousand from the sale of the trust department, and $457 thousand from the sale of the credit card portfolio

Non-Interest Expense

Non-interest expense increased $1.249 million, or 8.3 percent, over 1997. Compensation and employee benefits were up $411 thousand, or 5.2 percent, primarily from the two new branches in 1997, the data processing conversion, and commissions from real estate loan originations. Occupancy expense also increased $146 thousand, primarily from the new branches. Data processing expense increased $18 thousand. Other expenses increased $700 thousand of which $381 thousand was merger related, and $201 thousand to the curative reorganization and the additional authorized shares, which are non-recurring.

Year 2000 Issues

The century date change for the Year 2000 is a serious issue that may impact virtually every organization including the Company. Many software programs are not able to recognize the Year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming and "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because the Company and its subsidiary banks interact with numerous customers, vendors and third party service providers who must also address the Year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

State of Readiness

The Company and its subsidiary banks are committed to addressing these Year 2000 issues in a prompt and responsible manner, and they have dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. The Company's compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

Project Management. The Company has formed a Year 2000 compliance committee consisting of senior management and departmental representatives. The committee has met regularly since October 1997. A Year 2000 compliance plan was developed and regular meetings have been held to discuss the process, assign tasks, determine priorities and monitor progress. The committee regularly reports to the Company's Board.

Assessment. All of the Company's and its subsidiary banks' computer equipment and mission-critical software programs have been identified. This phase is essentially complete. Primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. The Year 2000 committee is in the process of obtaining written certification from providers of material services that such providers are, or will be, Year 2000 compliant. Based upon its ongoing assessment of the readiness of its vendors, suppliers and service providers, the committee intends to develop contingency plans addressing the most reasonably likely worst case scenarios. The committee will continue to monitor and work with these vendors. The committee and other bank officers have also identified and began working with, the subsidiary banks' significant borrowers and funds providers to assess the extent to which they may be affected by Year 2000 issues.

Testing. Updating and testing of the Company's and its subsidiary banks' automated systems is currently underway and it is anticipated that all testing will be complete by January 31, 1999. Upon completion, the committee will be able to identify any internal computer systems that remain non-compliant.

Remediation and Implementation. This phase involves obtaining and implementing renovated software applications provided by vendors. As these applications are received and implemented, the committee will test them for Year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate, and will continue throughout 1998 and the first quarter of 1999.

Estimated Costs to Address Year 2000 Issues

The total financial effect that Year 2000 issues will have on the Company cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of the Company's efforts will not be known until the Year 2000 actually arrives. However, based on its assessment to date, the Company does not believe that expenses related to meeting Year 2000 challenges will have a material effect on its operations or consolidated financial condition. Year 2000 challenges facing vendors of mission-critical software and systems, and facing the Company's customers, could have a material effect on the operations or consolidated financial condition of the Company, to the extent such parties are materially affected by such challenges.

Risks Related to Year 2000 Issues

The year 2000 poses certain risks to the Company and its subsidiary banks and their operations. Some of these risks are present because the Company purchases technology and information systems applications from other parties who face Year 2000 challenges. Other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that the Company may face moving into the millennium, management has identified the following significant potential risks:

Commercial banks may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the Year 2000, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could impact future earnings. The Company established a contingency plan for addressing this situation, should it arise, into its asset and liability management policies. The plan includes maintaining the ability to borrow funds from the Federal Home Loan Bank of Seattle. Significant demand for funds from other banks could reduce the amount of funds available to borrow. If insufficient funds are available from these sources, the Company may also sell investment securities or other liquid assets to meet liquidity needs.

The Company lends significant amounts to businesses in its marketing area. If these businesses are adversely affected by Year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect the Company's financial performance. During the assessment phase of the Company's Year 2000 program, each of the Company's subsidiary banks' substantial borrowers were identified, and the Company is working with such borrowers to ascertain their levels of exposure to Year 2000 problems. To the extent that the Company is unable to assure itself of the Year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to the Company's provision for loan losses.

The Company and its subsidiary banks, like those of many other companies, can be adversely affected by the Year 2000 triggered failures of other companies upon who the Company depends for the functioning of their automated systems. Accordingly, the Company's operations could be materially affected, if the operations of mission-critical third party service providers are adversely affected. As described above, the Company has identified its mission-critical vendors and is monitoring their Year 2000 compliance programs.

Contingency Plans

The Company is in the process of developing specific contingency plans related to year 2000 issues, other than those described above. As the Company and its subsidiary banks continue the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, appropriate contingency plans will be developed that address the most reasonably likely "worst case" scenarios. Certain circumstances, as described above in "Risk," may occur for which there are no completely satisfactory contingency plans.

                           FORWARD LOOKING STATEMENTS

The discussion above regarding to the century date change for the Year 2000 includes certain "forward looking statements" concerning the future operations of the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." Management's ability to predict results of the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the Company's success is identifying systems and programs that are not Year 2000 compliant; the possibility that systems modifications will not operate as intended; unexpected costs associated with remediation, including labor and consulting costs; the nature and amount of programming required to upgrade or replace the affected systems; the uncertainty associated with the impact of the century change on the Company's customers, vendors and third-party service providers; and the economy generally.


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

        The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of July 31, 1998, the most recent information available, as compared to the 10% Board approved policy limit.

                                                            Estimated
                     Rate Change                         NII Sensitivity
                     -----------                         ---------------
                       +200 bp                               0.30%
                       -200 bp                              -2.03%

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

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

                                        GLACIER BANCORP, INC.


November 13, 1998                            By     /s/ Michael J. Blodnick
                                                    ----------------------------
                                                    Michael J. Blodnick
                                                    President/CEO




November 13, 1998                            By     /s/ James H. Strosahl
                                                    ----------------------------
                                                    James H. Strosahl
                                                    Executive Vice President/CFO