Form 10-Q/A
period 1998-09-30
GLACIER BANCORP INC
filed 1998-12-03
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No ___

The number of shares of Registrant's common stock outstanding on November 9, 1998, was 8,366,555. No preferred shares are issued or outstanding.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the annual shareholders' meeting held July 8, 1998, shareholders approved the merger of Glacier Bancorp, Inc. with and into a newly-created wholly-owned subsidiary corporation, GB, Inc. in order to increase the number of shares of capital stock available for issuance and to resolve certain technical deficiencies in the three-for-two stock split effected in May 1997.

At the same meeting, directors Allen J. Fetscher, John S. MacMillan and F. Charles Mercord were elected to a three-year term.

At a special meeting held August 21, 1998, the shareholders approved the Agreement and Plan of Share Exchange for the acquisition of HUB Financial Corporation and its subsidiary Valley Bank of Helena.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GLACIER BANCORP, INC.


December 1, 1998                           By     /s/ Michael J. Blodnick
                                              --------------------------------
                                              Michael J. Blodnick
                                              President/CEO




December 1, 1998                           By     /s/ James H. Strosahl
                                              --------------------------------
                                              James H. Strosahl
                                              Executive Vice President/CFO