Form 10-K
period 1998-12-31
GLACIER BANCORP INC
filed 1999-03-25
CIK 868671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20522

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE 000-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       81-0519541
(State or other jurisdiction of              (IRS employer Identification No.)
incorporation or organization)


          49 Commons Loop, Kalispell, MT                 59901
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: 406-756-4200

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 18, 1999, there were issued and outstanding 8,650,195 shares of the Registrant's Common Stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 18, 1999, was $168,678,802.

                       Document Incorporated by Reference

Portions of the 1999 Annual Meeting Proxy Statement dated March 31, 1999 are incorporated by reference into Part III of this form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 1998
                                TABLE OF CONTENTS

                                                                            Page

PART I.

Item 1.     Business                                                          3
Item 2.     Properties                                                       20
Item 3.     Legal Proceedings                                                22
Item 4.     Submission of Matter to a Vote of Security Holders               22


PART II.

Item 5.     Market for the Registrant's Common equity and Related
               Stockholder Matter                                            22
Item 6.     Selected Financial Data                                          23
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           24
Item 8.     Financial Statements and Supplementary Data                      29


PART III

Item 9.     Directors and Executive Officers of the Registrant               58
Item 10.    Executive Compensation                                           58
Item 11.    Security Ownership of Certain Beneficial Owners
               And Management                                                58
Item 12.    Certain Relationships and Related Transactions                   58


PART IV.

Item 13.    Exhibits, Financial Statement Schedules and Reports
               On Form 8-K                                                   59

                                     PART I.

Item 1.  Business
                                     GENERAL

Glacier Bancorp, Inc. Kalispell, Montana (the "Company") a Delaware corporation incorporated in 1998, is the successor corporation in a merger with the original Glacier Bancorp, Inc., a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The formation of the new corporation, and subsequent merger, was effected to resolve technical deficiencies in the May 9, 1997 stock split. Glacier Bank FSB was converted from a savings bank to a State of Montana chartered commercial bank known as Glacier Bank ("Glacier").

                                  Subsidiaries

In addition to Glacier, at December 31, 1998, the Company was also the parent holding company of Glacier Bank of Eureka ("Eureka"), Glacier Bank of Whitefish ("Whitefish"), First Security Bank of Missoula ("First Security") and Valley Bank of Helena ("Valley"). The Company owns approximately 98%, and 94%, respectively, of the outstanding stock of Eureka and Whitefish, and 100% of Glacier, First Security and Valley. Whitefish and Eureka were converted from national bank charters to State of Montana charters in late December 1997.

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

Valley was acquired on August 31, 1998 through an exchange of stock with HUB Financial Corporation ("HUB"), the parent company of Valley, and with the minority shareholders of Valley. The pooling of interest accounting method was used for the merger with HUB. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented. The acquisition of the minority interest in Valley was accounted for as a purchase transaction. Financial information from August 31, 1998 forward includes the results of operations previously attributable to the minority interest.

As of December 31, 1998, Glacier, First Security, Valley, Eureka and Whitefish had assets of $370 million, $164 million, $69 million, $42 million and $24 million, respectively.

                               Recent Acquisition

On January 20, 1999, the company completed the acquisition of Big Sky Western Bank ("Big Sky"). Under the terms of the acquisition agreement, Big Sky became a wholly owned subsidiary of the company, whereby shareholders of Big Sky received shares of the company in exchange for their shares of Big Sky. Big Sky operates two offices in Gallatin County, Montana. At December 31, 1998, Big Sky had assets of approximately $39 million.

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System and are members of the Federal Reserve Bank of Minneapolis.

                                 Bank Locations

Glacier's main office is located at 202 Main Street, Kalispell, MT, 59901 and its telephone number is (406) 756-4299. See "Item 2. Properties." Whitefish's address is 319 2nd Street, Whitefish, MT 59937 (406) 863-6300, Eureka's address is 222 Dewey Ave., Eureka, MT 59917 (406) 296-2521, First Security's address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115 and Valley Bank's address is 3030 North Montana Avenue, Helena, MT 59601 (406) 443-7440, and Big Sky's address is 135 Big Sky Road, Big Sky, MT, 59716 (406) 995-2321.

The business of the Company's subsidiaries (collectively referred to hereafter as "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks' principal sources of income are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal expenses are interest on deposits, FHLB advances, and repurchase agreements, as well as general and administrative expenses.

The Company provides full service brokerage services through Raymond James Financial Services, an unrelated brokerage firm, through Community First, Inc., a wholly owned subsidiary, maintained for this purpose.

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 1998:


                             Glacier Bancorp, Inc.
                            (Parent Holding Company)
                                        |
                                        |
                                        |
       ----------------------------------------------------------------
       |                      |         |         |                    |
       |                      |         |         |                    |
       |                      |         |         |                    |
  Glacier Bank      First Security Bank |   Glacier Bank        Glacier Bank
(Commercial Bank)       OF Missoula     |   of Whitefish         of Eureka
                     (Commercial bank)  | (Commercial bank)   (Commercial bank)
                                        |
                                        |
                                        |
                       --------------------------------------
                       |                                    |
                       |                                    |
                       |                                    |
                 Valley Bank                       Community First
                  of Helena                              Inc.
              (Commercial bank)                  (Brokerage services)



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

The Company's primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula, Ravalli and Lewis & Clark, and the community of Billings in south central Montana. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and branch offices in Kalispell, Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Cut Bank (the county seat of Glacier County), Hamilton (the county seat of Ravalli County), Billings (the county seat of Yellowstone County), Helena (the state capital and county seat of Lewis & Clark County), and Thompson Falls (the county seat of Sanders County). First Security's main office and two branch locations are in Missoula (the county seat of Missoula County). Valley's main office and two branch locations are in Helena (the state capital and the county seat of Lewis & Clark County), and Whitefish and Eureka are located in Whitefish, Montana and Eureka, Montana, respectively. The office of the newly acquired Big Sky operates an office in Big Sky, and a branch in the four corners area west of Bozeman, each of which is located in Gallatin County.

This northwest Montana area has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, mining, energy exploration and production, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead Lake, the largest natural fresh water lake west of the Mississippi. Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service. Helena, the county seat of Lewis and Clark County and the state capital, is highly dependent on state and federal government, but also has tourism, trade, transportation, and education contributing to its economy.

                                   COMPETITION

Glacier, Whitefish and Eureka comprise the largest financial institution group in terms of total deposits in the four county area of northwest Montana, and have approximately 17% of the total deposits in this area. First Security has approximately 13% of the total deposits in Missoula County. Valley has approximately 10% of Lewis and Clark County's total deposits, and Big Sky has approximately 4% of Gallatin County's deposits.

There are 106 depository institutions including savings banks, commercial banks, and credit unions in the 9 counties in which the Company has offices. The Company has approximately 9% of the total deposits of those counties.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Average Balance Sheet

The following table sets forth for the periods indicated information regarding
(i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin.


                                   -------------------------------------------------------------------
AVERAGE BALANCE SHEET                 For the year ended 12-31-98      For the year ended 12-31-97
                                   -------------------------------------------------------------------
  (Dollars in Thousands)                        Interest   Average               Interest   Average
                                    Average       and       Yield/   Average       and       Yield/
ASSETS:                             Balance    Dividends     Rate    Balance    Dividends     Rate
                                   ----------- ----------- --------- ---------- ----------- ---------
  Real Estate Loans                  $204,962      16,624     8.11%   $210,335      17,190     8.17%
  Commercial Loans                    171,679      15,925     9.28%    128,681      12,555     9.76%
  Installment and Other Loans         114,356      10,920     9.55%    109,327      10,884     9.96%
                                   ----------- ----------- --------- ---------- ----------- ---------
     Total Loans                      490,997      43,469     8.85%    448,343      40,629     9.06%
                                               ----------- ---------            ----------- ---------

  Investment Securities               124,350       7,612     6.12%    132,597       8,752     6.60%
                                   ----------- ----------- --------- ---------- ----------- ---------
     Total Earning Assets             615,347      51,081     8.30%    580,940      49,381     8.50%
                                               ----------- ---------            ----------- ---------
  Non-Earning Assets                   46,396                           48,825
                                   -----------                       ----------
     TOTAL ASSETS                    $661,743                         $629,765
                                   ===========                       ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                         74,665       1,065     1.43%     70,552       1,288     1.83%
  Savings Acounts                      42,509       1,023     2.41%     47,015       1,383     2.94%
  Money Market Demand Accounts         90,744       4,365     4.81%     69,859       3,081     4.41%
  Certificates of Deposit             131,668       7,230     5.49%    124,145       7,259     5.85%
  FHLB Advances                       135,533       7,583     5.59%    139,407       7,792     5.59%
  Other Borrowings and
Repurchase
        Agreements                     19,673         938     4.77%     28,944       1,331     4.60%
                                   ----------- ----------- --------- ---------- ----------- ---------
Total Interest Bearing Liabilities    494,792      22,204     4.49%    479,922      22,134     4.61%
                                               ----------- ---------            ----------- ---------
  Non-interest Bearing Deposits        89,393                           75,781
  Other Liabilities                    12,974                           13,045
                                   -----------                       ----------
     Total Liabilities                597,159                          568,748
                                   -----------                       ----------

  Common Stock                             76                               61
  Paid-in Capital                      38,982                           34,366
  Retained Earnings                    24,328                           25,989
  Net unrealized gains and losses
     on AFS securities                  1,198                              601
                                   -----------                       ----------
     Total Stockholders' Equity        64,584                           61,017
                                   -----------                       ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $661,743                         $629,765
                                   ===========                       ==========

Net Interest Income                               $28,877                          $27,247
                                               ===========                      ===========
Net Interest Spread                                           3.81%                            3.89%
Net Interest Margin
  on average earning assets (1)                               4.69%                            4.69%
Return on Average Assets (2)                                  1.62%                            1.60%
Return on Average Equity (3)                                 16.64%                           16.48%
Dividend Payout Ratio (4)                                    43.85%                           37.90%
Equity to Assets Ratio (5)                                    9.76%                            9.69%


                                   ------------------------------------
AVERAGE BALANCE SHEET                   For the year ended 12-31-96
                                   ------------------------------------
  (Dollars in Thousands)                         Interest    Average
                                      Average      and        Yield/
ASSETS:                               Balance   Dividends      Rate
                                    ----------  ----------- -----------
  Real Estate Loans                  $204,067       16,785       8.23%
  Commercial Loans                    106,844       10,706      10.02%
  Installment and Other Loans          97,028        9,590       9.88%
                                    ----------  ----------- -----------
     Total Loans                      407,939       37,081       9.09%
                                                ----------- -----------

  Investment Securities               127,519        8,834       6.93%
                                    ----------  ----------- -----------
     Total Earning Assets             535,458       45,915       8.57%
                                                ----------- -----------
  Non-Earning Assets                   43,486
                                    ----------
     TOTAL ASSETS                    $578,944
                                    ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY:
  NOW Accounts                         66,266        1,301       1.96%
  Savings Acounts                      46,899        1,385       2.95%
  Money Market Demand Accounts         55,807        2,354       4.22%
  Certificates of Deposit             119,958        6,901       5.75%
  FHLB Advances                       130,294        7,486       5.75%
  Other Borrowings and
Repurchase
        Agreements                     25,405        1,094       4.31%
                                    ----------  ----------- -----------
Total Interest Bearing Liabilities    444,629       20,521       4.62%
                                                ----------- -----------
  Non-interest Bearing Deposits        66,984
  Other Liabilities                    13,322
                                    ----------
     Total Liabilities                524,935
                                    ----------

  Common Stock                             47
  Paid-in Capital                      30,240
  Retained Earnings                    23,310
  Net unrealized gains and losses
     on AFS securities                    412
                                    ----------
     Total Stockholders' Equity        54,009
                                    ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $578,944
                                    ==========

Net Interest Income                                $25,394
                                                ===========
Net Interest Spread                                              3.96%
Net Interest Margin
  on average earning assets (1)                                  4.74%
Return on Average Assets (2)                                     1.42%
Return on Average Equity (3)                                    15.20%
Dividend Payout Ratio (4)                                       36.89%
Equity to Assets Ratio (5)                                       9.33%


(1)  Without tax effect of non-taxable securities income
(2)  Net Income divided by Average Total Assets
(3)  Net Income divided by Average Equity
(4)  Dividends Declared per Share divided by Income per Share
(5)  Average Equity divided by Average Total Assets

Rate/Volume Analysis

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense, which are the components of net interest income, are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company's interest-earning assets and interest-bearing liabilities ("Volume") and the yields earned and rates paid on such assets and liabilities ("Rate"). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                     -----------------------------------------------------------------------------------------------
                                         Years ended December 31,         Years ended December 31,       Years ended December 31,
(Dollars in Thousands)                         1998 vs 1997                     1997 vs 1996                   1996 vs 1995
                                     -----------------------------------------------------------------------------------------------
                                       Increase (decrease) due to:      Increase (decrease) due to:     Increase (decrease) due to:
                                     -----------------------------------------------------------------------------------------------
Interest Income:                      Volume       Rate       Net      Volume      Rate       Net      Volume      Rate       Net
                                     -----------------------------------------------------------------------------------------------
  Real Estate Loans                  ($  437)   ($  129)   ($  566)   $   511   ($  106)   $   405    $   669    ($  679)   ($   10)
  Commercial Loans                     3,953       (583)     3,370      2,122      (273)     1,849      1,652       (574)     1,078
  Consumer and Other Loans               319       (283)        36      1,224        70      1,294      1,448        746      2,194
  Investment Securities                 (526)      (614)    (1,140)       441      (523)       (82)     1,691        (25)     1,666
                                     -----------------------------------------------------------------------------------------------
       Total Interest Income         $ 3,309    ($1,609)   $ 1,700    $ 4,298   ($  832)   $ 3,466    $ 5,460    ($  532)   $ 4,928
                                     -----------------------------------------------------------------------------------------------
Interest Expense:
  NOW Accounts                       $    81    ($  304)   ($  223)   $   154   ($  167)   ($   13)   $    86    $    33    $   119
  Savings Accounts                      (124)      (236)      (360)         3        (5)        (2)       (67)        18        (49)
  Money Market Accounts                  985        299      1,284        616       111        727        376        120        496
  Certificates of Deposit                426       (455)       (29)       244       114        358      1,074        178      1,252
  FHLB Advances                         (217)         8       (209)       500      (194)       306      1,449       (124)     1,325
  Other Borrowings and
     Repurchase Agreements              (444)        51       (393)       159        78        237        (76)      (298)      (374)
                                     -----------------------------------------------------------------------------------------------
       Total Interest Expense        $   707    ($  637)   $    70    $ 1,676   ($   63)   $ 1,613    $ 2,842    ($   73)   $ 2,769
                                     -----------------------------------------------------------------------------------------------
Net Interest Income                  $ 2,602    ($  972)   $ 1,630    $ 2,622   ($  769)   $ 1,853    $ 2,618    ($  459)   $ 2,159
                                     ===============================================================================================


Net interest income increased $1.630 million in 1998 over 1997. The increase was due to increases in volumes. Interest rates have decreased during 1998, with long-term rates slightly higher than short-term rate levels. Short-term rates (2 year treasury) are at 4.58% at December 31, 1998. Long-term rates have decreased with the spread in basis points of approximately 53, at December 31, 1998, between the 30 year bond and the 2 year treasury note. This relatively small spread, and low rates, may result in a reduction in interest income as assets mature or reprice at lower rate levels. Management's Discussion and Analysis section for the year ended December 31, 1998 contains more information concerning interest rate spreads.

                              INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquidity portfolio only slightly above requirements because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future. There has been no active trading in the Company's investment portfolios during 1998. Investment securities are generally held to their maturity dates and carried at cost plus or minus any unamortized premium or discount. Those securities classified as available for sale are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity. During 1998, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 31.28% in calculating the tax equivalent yield. Approximately $29 million of the investment portfolio is comprised of tax exempt investments.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see Note 3 to the Consolidated Financial Statements for the year ended December 31, 1998.


                                LENDING ACTIVITY

General

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. Management's Discussion & Analysis and footnote 4 of the Consolidated Financial Statements, contain more information about the lending portfolio.

Loan Portfolio Composition

The following table sets forth information summarizing the composition of the Company's loan portfolio by type of loan:

                                ----------------------------------------------------------------------------------------------------
                                   At 12/31/98          At 12/31/97          At 12/31/96          At 12/31/95          At 12/31/94
             TYPE OF LOAN
------------------------------------------------------------------------------------------------------------------------------------
                                 Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent
                                ----------------------------------------------------------------------------------------------------
Real Estate Loans:
Residential first mortgage
 loans                         $188,740   38.19%    $205,408   43.99%    $160,116   45.48%    $145,058   46.58%    $144,753   52.34%
Loans held for sale              12,603    2.55%       7,778    1.67%       3,900    1.11%       5,951    1.91%       3,119    1.13%
                                ----------------------------------------------------------------------------------------------------
    Total                      $201,343   40.74%    $213,186   45.66%    $164,016   46.59%    $151,009   48.49%    $147,872   53.47%
------------------------------------------------------------------------------------------------------------------------------------
Commercial Loans:
Loans
Real estate                    $ 99,897   20.21%    $ 64,812   13.88%    $ 49,130   13.95%    $ 43,059   13.83%    $ 38,595   13.95%
Other commercial loans           85,571   17.31%      77,821   16.67%      50,940   14.47%      42,557   13.67%      33,880   12.25%
                                ----------------------------------------------------------------------------------------------------
    Total                      $185,468   37.52%    $142,633   30.55%    $100,070   28.42%    $ 85,616   27.50%    $ 72,475   26.20%
------------------------------------------------------------------------------------------------------------------------------------
Installment
and Other Loans
Consumer loans                 $112,265   22.71%    $111,174   23.81%    $ 87,523   24.86%    $ 74,725   24.00%    $ 56,053   20.27%
Outstanding balances
    on credit cards                  18    0.01%       3,951    0.84%       3,725    1.06%       3,139    1.01%       2,835    1.02%
                                ----------------------------------------------------------------------------------------------------
    Total                      $112,283   22.72%    $115,125   24.65%    $ 91,248   25.92%    $ 77,864   25.01%    $ 77,864   21.29%
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Losses             (4,845)  -0.98%      (4,027)  -0.86%      (3,284)  -0.93%      (3,077)  -0.99%      (2,647)  -0.96%
                                ----------------------------------------------------------------------------------------------------
NET LOANS                      $494,249  100.00%    $466,917  100.00%    $352,050  100.00%    $311,412  100.00%    $295,564  100.00%
====================================================================================================================================


Loan Portfolio Maturities or Repricing Term

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 1998 was as follows:

LOAN MATURITIES OR REPRICING TERM
(Dollars in Thousands)

                                  Real Estate  Commercial   Consumer      Total
                                    --------    --------    --------    --------
Variable rate                      $  78,334     107,959      35,282     221,575

Maturing or Repricing in:
    6 Months or Less                  19,107       8,715       4,627      32,449
    6 Months to 1 Year                 5,420       4,357       3,682      13,459
    1 Year to 3 Years                  2,998      10,706      19,027      32,731
    3 Years to 5 Years                 6,804      18,337      39,798      64,939
    5 Years to 10 Years               28,970      15,688       8,701      53,359
    10 Years to 20 Years              34,022      19,644       1,059      54,725
    Thereafter                        25,688          62         107      25,857
                                    --------    --------    --------    --------
        Totals                     $ 201,343     185,468     112,283     499,094
                                    ========    ========    ========    ========

Loan Portfolio Scheduled Contractual Principal Repayments

The following table sets forth certain information at December 31, 1998 regarding the dollar amount of scheduled loan contractual repayments (demand loans, loans having no stated scheduled repayments and no stated maturity, and overdrafts are reported as due in one year or less):


SCHEDULED CONTRACTUAL LOAN PRINCIPAL
REPAYMENTS
(Dollars in Thousands)

                                            After 1 year
                                  1 year       through      After
Amounts due within:               or less      5 years      5 years       Totals
                                  -------     --------     --------     --------
Real estate loans                $ 33,843       41,902      125,598      201,343
Commercial loans                   50,352       68,384       66,732      185,468
Consumer loans                     22,529       55,456       34,298      112,283
                                  -------     --------     --------     --------
    Totals                       $106,724      165,742      226,628      499,094
                                  =======     ========     ========     ========


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

Real Estate Lending

The Banks' lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate. The Banks actively solicit mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices.

The Banks lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or up to 90% of the loan if insured by a private mortgage insurance company.

The Banks also provide interim construction financing for single-family dwellings, and make land acquisition and development loans on properties intended for residential use.

Consumer Lending

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 36.2% of the interest rates on the Banks' consumer portfolio is variable. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans.

The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 75% of the current appraised value of the property.

Commercial Loans

The Banks make commercial loans of various types including commercial real estate, operating loans secured by various collateral, and a relatively small amount of unsecured loans. The Company's credit risk management includes stringent credit policies, regular credit examinations, management review of loans experiencing deterioration of credit quality, individual loan approval limits, and committee approval of larger loan requests. The company has focused on increasing the mix of loans to include more commercial loans. Commercial lenders at each of the banks are actively seeking new and expanded lending relationships within their markets.

Loan Approval Limits

Individual loan approval limits have been established for each lender based on the experience and technical skills of the individual. Limits for fully secured loans range from $30,000 to $100,000, and unsecured limits range from $5,000 to $25,000. An officers' loan committee, consisting of senior lenders and members of senior management, has approval authority up to $500,000. Loans over $500,000 go to the Company's Board of Directors for approval. First Security Bank's internal loan committee can approve loans up to $400,000. Loans over $400,000 must be approved by the executive loan committee which includes the First Security's executive officers, the Chairman and an additional director.

Under Montana banking laws banks generally may not make loans to one borrower and related entities in an amount, which exceeds 20% of its unimpaired capital and surplus. Those limits at December 31, 1998 are approximately $4.0 million for Glacier, $2.5 million for First Security, $1.0 million for Valley, and $650,000 for Whitefish, and $400,000 for Eureka. Each of the banks is in compliance with these limits.

Loan Purchases and Sales

At times, fixed-rate, long-term mortgage loans are sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole or in part to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, Glacier typically retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of approximately .375% per annum of the unpaid balance of each loan. Whitefish and Eureka sell nearly all their residential real estate originations. First Security and Valley sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 1998, loans serviced for others aggregated approximately $123 million.

Loan Origination And Other Fees

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

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

                                             ------------------------------------------------
(Dollars in Thousands)                          At        At        At        At        At
                                             12/31/98  12/31/97  12/31/96  12/31/95  12/31/94
                                             ------------------------------------------------
Non-accrual loans:
  Mortgage loans                              $  438    $   93    $  157    $    0    $    0
  Commercial loans                             1,006       288       262       474       496
  Consumer loans                                  64       156        45        16        29
                                             ------------------------------------------------
    Total                                     $1,508    $  537    $  464    $  490    $  525
                                             ------------------------------------------------
Accruing Loans 90 days or more overdue:
  Mortgage loans                              $  632    $  416    $  290    $    8    $   29
  Commercial loans                               385       268       222       364       317
  Consumer loans                                 119       251       431       179       159
                                             ------------------------------------------------
    Total                                     $1,136    $  935    $  943    $  551    $  505
                                             ------------------------------------------------
Troubled debt restructuring:                  $    0    $   27    $    0    $    0    $    0
Real estate and other assets owned, net          151       121       506        52        93
Total non-performing loans, troubled debt
  restructurings, and real estate and other  ------------------------------------------------
  assets owned, net                           $2,795    $1,620    $1,913    $1,093    $1,123
                                             ------------------------------------------------

  As a percentage of total assets               0.42%     0.25%     0.31%     0.20%     0.24%
                                             ------------------------------------------------

Interest Income (1)                           $  102    $   84    $   94    $   55    $   51
                                             ------------------------------------------------

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company is committed to the early recognition of possible problems and to a strong, conservative allowance. The allowance consists of three elements; (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience, and (iii) allowances based on general economic conditions and other factors in the Company's individual markets. The specific allowance element is based on a regular analysis of all loans and commitments where credit ratings have fallen below standards. The historical loan loss element is determined by examining loss experience and the related internal gradings of loans charged off.

The general economic conditions element is determined by management at the individual subsidiary banks and is based on knowledge of specific economic factors in their markets that might affect the collectibility of loans. It inherently involves a higher degree of uncertainty and considers factors unique to the markets in which the Company operates. Generally these other risk factors have not manifested themselves in the Company's historical losses/experience to the extent they might currently.

Other risk factors take into consideration such factors as recent loss experience in specific portfolio segments, loan quality trends and loans volumes including concentration, economic, and administrative risk.

The Banks' charge-off policy is generally consistent with regulatory standards. The Banks typically place loans on nonaccrual when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full, or if the loan is in the legal process of collection. Once a loan has been classified as nonaccrual, previously accrued unpaid interest is reversed.

The following table illustrates the loan loss experience:

       (dollars in thousands)                            Years ended December 31,
                                         -------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                         -------     -------     -------     -------     -------
  Balance at beginning of period         $ 4,027       3,715       3,531       3,247       2,889
   Charge offs:
    Residential real estate                  (50)          0        (122)          0          (4)
    Commercial loans                        (508)       (161)       (224)       (238)        (65)
    Installment loans                       (474)       (607)       (527)       (221)       (174)
                                         -------     -------     -------     -------     -------
       Total charge offs                  (1,032)       (768)       (873)       (459)       (243)
                                         -------     -------     -------     -------     -------
  Recoveries:
    Residential real estate                    0           0           1           0           0
    Commercial loans                         250         153          69          56         164
    Installment loans                        110         120         107         106          90
                                         -------     -------     -------     -------     -------
       Total recoveries                      360         273         177         162         254
                                         -------     -------     -------     -------     -------
  Net (charge offs) recoveries              (672)       (495)       (696)       (297)         11
                                         -------     -------     -------     -------     -------
  Provision                                1,490         807         880         581         347
                                         -------     -------     -------     -------     -------
Balance at end of period                   4,845       4,027       3,715       3,531       3,247
                                         =======     =======     =======     =======     =======


                                SOURCES OF FUNDS

General

Deposits are the most important source of the Banks' funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

Management's Discussion and Analysis section contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificates of deposit with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

(dollars in thousands)
                                                 ----------------------------------------------------------------------------------
                                                 Certificates of Deposit        Savings and Checking                  Totals
                                                 ----------------------------------------------------------------------------------
Maturing:                                         Amount       Number           Amount        Number           Amount        Number
                                                 ----------------------------------------------------------------------------------
Within three months                              $  8,215         55           $106,029         432           $114,244          487
Greater than three months through six months     $  5,057         42           $      0           0              5,057           42
Greater than six months through twelve months    $  4,842         42           $      0           0              4,842           42
Greater than twelve months                       $ 11,251         51           $      0           0             11,251           51
                                                 ----------------------------------------------------------------------------------
    Totals                                       $ 29,365        190           $106,029         432           $135,394          622
                                                 ----------------------------------------------------------------------------------

For additional information, see Note 6 to the Consolidated Financial Statements for the year ended December 31, 1998.

Advances and Other Borrowings

As a member of the Federal Home Loan Bank ("FHLB"), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to-credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fix rate mortgages. All five banks are members in the FHLB.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, Glacier has made use of reverse repurchase agreements with various securities dealers. This process involves the "selling" of one or more of the securities in the Glacier's portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although Glacier has offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by the Board of Directors, Glacier and Valley enter into reverse repurchase agreements with local municipalities, and large balance customers, and has adopted procedures designed to ensure proper transfer of title and safe-keeping of the underlying securities. The other banks have not utilized repurchase agreements for liquidity purposes.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

--------------------------------------------------------------------------------
Advances and Repurchase Agreements                      For the         For the
(dollars in thousands)                                 year ended     year ended
                                                        12/31/98       12/31/97
                                                        --------       --------
FHLB Advances:
  Average balance                                       $135,533       $139,407
  Maximum outstanding at any month-end                  $151,165       $144,676

Repurchase Agreements:
  Average balance                                       $ 16,652       $ 20,107
  Maximum outstanding at any month-end                  $ 19,300       $ 21,300

--------------------------------------------------------------------------------

For additional information concerning the Company's advances and reverse repurchase agreements, see Notes 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 1998.

                                  SUBSIDIARIES

The Company has six direct subsidiaries, Glacier Bank (wholly owned), First Security (wholly owned), Valley (wholly owned), Whitefish (majority owned), Eureka (majority owned) and Community First, Inc. ("CFI") (wholly owned). For information regarding the holding company, as separate from the subsidiaries, see Note 14 to the Consolidated Financial Statements for the year ended December 31, 1998.

Brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products), are available through Raymond James Financial Services, a non-affiliated company. CFI shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

See Item I "Business - Background" on pages 3 and 4 for a detailed discussion and visual representation of the various existing parent/subsidiary relationships.

                                    EMPLOYEES

As of December 31, 1998, the Company employed 398 persons, 265 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan. The Company considers its employee relations to be excellent. See Note 11 in the Consolidated Financial Statements for the year ended December 31, 1998 for detailed information regarding pension/savings plan costs and eligibility.

                           SUPERVISION AND REGULATION

Introduction

The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. They are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist which apply to and regulate the banking industry, but are not referenced below.

The Company is a bank holding company, due to its ownership of the Banks, all of which are Montana-state chartered commercial banks, and all of which are members of the Federal Reserve. Prior to Glacier Bank's conversion from a federal savings bank to a state-chartered commercial bank, the Company was also a savings and loan holding company within the meaning of the Home Owners' Loan Act and, as such, was registered with and subject to examination and supervision by the Office of Thrift Supervision. The Bank Holding Company Act of 1956, as amended ("BHCA") subjects the Company and the Banks to supervision and examination by the Federal Reserve Bank ("FRB"), and the Company files annual reports of operations with the FRB.

Bank Holding Company Regulation

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Transactions with Affiliates

The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Tie-In Arrangements

The Company and its subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and the Banks is unclear at this time.

State Law Restrictions

As a Delaware corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Delaware corporate law. Each of the Banks, as Montana state-chartered commercial banks, is subject to supervision and regulation by the Montana Department of Commerce's Banking and Financial Institutions Division.

                                    THE BANKS

General

The Banks are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division, and the Banks are also subject to regulation and examination by the FRB as a result of their membership in the Federal Reserve System. The federal laws that apply to the Company's banking subsidiaries regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Company's banking subsidiaries generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Company believes that the Company's subsidiary banks meet all such standards, and therefore, does not believe that these regulatory standards materially affect the Company's business operations.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Montana has "opted-out" of the Interstate Act and prohibits in-state banks from merging with out-of-state banks if the merger would be effective on or before September 30, 2001. Montana law generally authorizes the acquisition of an in-state bank by an out-of-state bank holding company through the acquisition of a financial institution if the in-state bank being acquired has been in existence for at least 5 years prior to the acquisition. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana. Montana law does not authorize the establishment of a branch bank in Montana by an out-of-state bank. At this time, the full impact that the Interstate Act might have on the Company and the Banks is impossible to predict.

Deposit Insurance

The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company's cash revenues is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Banks are currently subject to any regulatory restrictions on their dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles such as goodwill.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Company does not believe that these regulations have any material effect on its operations.

Effects of Government Monetary Policy

The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and its subsidiary banks cannot be predicted with certainty.

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. In 1998, legislation was proposed in the United States Congress, which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation may be proposed in the coming years and, if enacted into law, such bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of the Company might be affected thereby, cannot be predicted with certainty.

                                    TAXATION

Federal Taxation

The Company files consolidated federal and Montana income tax returns, using the accrual method of accounting. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 10 in the Consolidated Financial Statements for additional information.

State Taxation

Under Montana law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75%.

Item 2. Properties

At December 31, 1998, Glacier Bank owned nine of its thirteen offices, including its headquarters and other property having an aggregate book value of approximately $6.9 million, and leased the remaining branches.

Glacier Bank believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

The following table sets forth certain information regarding Glacier Bank's offices at December 31, 1998:

Office       City                       Services Offered               Ownership
------       ----                       ----------------               ---------
Main         Kalispell, MT              Full Services                  Owned
                                        Administration
Branch       Libby, MT                  Full Services                  Owned
Branch       Polson, MT                 Full Services                  Owned
Branch       Columbia Falls, MT         Full Services                  Owned
Branch       Cut Bank, MT               Full Services                  Owned
Branch       Bigfork, MT                Full Services                  Leased
Branch       Evergreen area             Full Services                  Owned
              of Kalispell, MT
Branch       Billings, MT               Full Services                  Owned
Branch       Thompson Falls, MT         Full Services                  Owned
Branch       Buffalo Hill area          Full Services                  Owned
              of Kalispell, MT
Branch       Billings, MT               Full Services                  Leased
             Heights area               Supermarket Branch
Branch       Hamilton, MT               Full Services                  Leased
                                        Supermarket Branch
Branch       Helena, MT                 Full Services                  Leased
                                        Supermarket Branch


First Security conducts banking activities from three locations in Missoula, Montana. The main office has undergone extensive remodeling, and the Great Northern Way office was new in 1996. The East Broadway facility was completed in 1992. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $2.5 million:

Office                                  Services Offered               Ownership
------                                  ----------------               ---------
1704 Dearborn                           Full Services                  Owned
                                        Main Office
541 East Broadway                       Full Services Branch           Owned
3320 Great Northern Way                 Full Services Branch           Owned

Valley conducts banking activities from three locations in Helena, MT. The main office has undergone extensive remodeling in 1998. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $1.6 million:

Office                                  Services Offered               Ownership
------                                  ----------------               ---------
3030 North Montana Avenue               Full Services                  Owned
                                        Main Office
1900 9th Avenue                         Full Services Branch           Owned
306 Euclid                              Full Services Branch           Leased
                                        Supermarket Branch

Whitefish and Eureka each conduct their banking activities out of one office as listed below. Both institutions have undergone a major remodeling and have net book values of $677,000 and $584,000 respectively. Management believes that both facilities are currently in excellent condition:

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

Item 4.  Submission of Matter To A Vote of Security Holders

No matters were submitted to a vote of securities holders in the fourth quarter of 1998.


                                     PART II

Item 5. Market Price of and Dividends on Registrant's Common Equity & Related Stockholder Matters

The Company's stock trades on the NASDAQ Stock Market, Inc., under the symbol:
GBCI. The primary market makers are: D.A. Davidson & Company, Inc., Piper Jaffray Companies, Inc., Herzog, Heine, Geduld, Inc. and S.J. Wolfe and Company.

The market range of high and low bid prices for the Company's Common Stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1998, there were approximately 2,500 shareholders of Company common stock.

                       Quarterly Common Stock Price Ranges

                                    1998                        1997
                                    ----                        ----
Quarter                      High          Low           High          Low
-------                      ----          ---           ----          ---
First                        26.82         21.14         15.00         14.09
Second                       25.91         24.09         19.09         13.86
Third                        26.36         22.79         17.73         15.91
Fourth                       22.63         18.88         22.73         16.93

The Company paid cash dividends on its Common Stock of $.57 and $.47 per share for the years ended December 31, 1998 and 1997, respectively.

Item 6.  Selected Financial Data

The following financial data of the Company are derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes contained elsewhere in this Registration Statement.

                Summary of Operations and Selected Financial Data

                                                                                       At December 31,
---------------------------------------------------------    ----------------------------------------------------------------------
   (dollars in thousands, except per share data)                1998           1997           1996           1995           1994
---------------------------------------------------------    ---------      ---------      ---------      ---------      ----------
Summary of Financial Condition:
   Total assets .........................................    $ 666,651        648,667        608,467        546,675        475,314
   Investment securities ................................       53,718         58,417         70,167         65,592         31,924
   Mortgage-backed securities ...........................       44,344         57,108         47,579         39,368         51,744
   Loans receivable .....................................      499,094        470,944        433,077        390,007        350,238
   Allowance for loan  losses ...........................       (4,845)        (4,027)        (3,715)        (3,531)        (3,247)
   Deposits .............................................      444,459        404,349        371,571        335,684        302,265
   Advances .............................................      120,586        141,860        147,216        123,365         83,930
   Other borrowed money/repurchase agreements ...........       18,357         29,610         17,521         23,489         35,452
   Stockholders' equity .................................       74,937         64,775         56,467         50,816         42,837
   Equity per common share* .............................         8.95           7.98           7.79           6.97           5.93
   Equity as a percentage of total assets ...............        11.24%          9.99%          9.28%          9.30%          9.01%
                                                             =========      =========      =========      =========      =========

                                                                                    Years ended December 31,
---------------------------------------------------------    ----------------------------------------------------------------------
   (dollars in thousands, except per share data)                1998           1997           1996           1995           1994
---------------------------------------------------------    ---------      ---------      ---------      ---------      ----------
Summary of Operations:
   Interest income ......................................    $  51,081         49,381         45,915         40,987         32,651
   Interest expense .....................................       22,204         22,134         20,521         17,752         12,893
                                                             ---------      ---------      ---------      ---------      ---------
     Net interest income ................................       28,877         27,247         25,394         23,235         19,758
   Provision for loan losses ............................        1,490            807            880            581            295
   Non-interest income ..................................       11,259          9,615          9,540          8,550          7,805
   Non-interest expense .................................       21,606         20,093         20,215         17,004         15,033
                                                             ---------      ---------      ---------      ---------      ---------
     Earnings before income taxes .......................       17,040         15,962         13,839         14,200         12,235
   Income taxes .........................................        6,296          5,908          5,632          5,577          4,815
                                                             ---------      ---------      ---------      ---------      ---------
     Net earnings .......................................       10,744         10,054          8,207          8,623          7,420
                                                             =========      =========      =========      =========      =========
     Basic earnings per common share* ...................         1.30           1.24           1.03           1.07           0.94
     Diluted earnings per common share* .................         1.28           1.22           1.02           1.07           0.94
     Dividends declared per share* ......................         0.57           0.47           0.38           0.34           0.30
                                                             =========      =========      =========      =========      =========

                                                                                    Years ended December 31,
---------------------------------------------------------    ----------------------------------------------------------------------
                                                               1998           1997           1996           1995           1994
---------------------------------------------------------    ---------      ---------      ---------      ---------      ----------
Ratios:
 Net earnings as a percent of
   Average assets .......................................         1.62%          1.60%          1.42%          1.70%          1.69%
   Beginning stockholders' equity .......................        16.59%         17.81%         16.15%         20.13%         19.69%
Net interest margin on average earning assets
     (tax equivalent) ...................................         4.79%          4.76%          4.76%          4.96%          4.88%
Allowance for loan losses as a percent of loans .........         0.97%          0.86%          0.86%          0.91%          0.93%
Allowance for loan losses as a percent of
        nonperforming assets ............................          173%           249%           173%           323%           289%
Other Data:
   Loans originated and purchased .......................    $ 394,799        265,759        314,213        254,950        251,224
   Loans serviced for others ............................    $ 123,741        128,250        124,619        112,024         92,008
   Number of full time equivalent employees .............          327            299            287            261            237
   Number of offices ....................................           21             20             19             16             16
   Number of shareholders of record .....................          929            772            758            739            792

*revised for stock splits and dividends

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Delaware corporation and at December 31, 1998 had five commercial banks as subsidiaries, Glacier Bank, Glacier Bank of Whitefish, Glacier Bank of Eureka, First Security Bank of Missoula, and Valley Bank of Helena. The following discussion and analysis includes the effects of the pooling-of-interests merger with HUB Financial Corporation, and the purchase accounting treatment of the minority shares of Valley Bank of Helena. Prior period information has been restated to include amounts from the HUB Financial Corporation merger. The Company reported earnings of $10,744,000 for the year ended December 31, 1998, or $1.30 basic earnings per share, and $1.28 diluted earnings per share, compared to $10,054,000, or $1.24 basic earnings per share and $1.22 diluted earnings per share, for the year ended December 31, 1997, and $8,207.000, or $1.03 basic and $1.02 diluted earnings per share for the year ended December 31, 1996. During 1996, the FDIC SAIF fund was recapitalized through one-time payments from thrift institutions. Glacier Bank's after tax cost of this payment was $583,000, or $.09 basic earnings per share, In addition, after tax expenses related to the merger of First Security Bank were $563,000, or $.08 basic earnings per share. Operating earnings without the SAIF and merger expenses were $9,353,000, or $1.20 basic earnings per share. This continued improvement in net income can be attributed to an increase in earning assets, management of net interest margin, and strong non-interest income. The following narrative and charts focus on the significant financial changes which have taken place over the past years and include a discussion of the Company's financial condition, results of operations, and capital resources.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long term borrowings, and net income. In addition, all five subsidiaries are members of the Federal Home Loan Bank of Seattle. This membership provides for established lines of credit in the form of advances which serve as a supplemental source of funds for lending and other general business purposes. During 1998, all five financial institutions maintained liquidity at a level deemed sufficient to meet operating cash needs. The liquidity was in excess of regulatory requirements.

Retention of a portion of Glacier Bancorp, Inc.'s earnings results in stockholders equity at December 31, 1998 of $74,937,000, or 11.2% of assets, which compares with $64,775,000, or 10.0% of assets at December 31, 1997. Earnings retention and increases resulting from the exercise of stock options and acquisitions has outpaced the increase in assets of $17,984,000, or 2.8%, during 1998. The stockholder's equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

Financial Condition

For the year ended December 31, 1998, consolidated assets increased $17,984,000, or 2.8% over the prior year. The following table summarizes the Company's major asset and liability components as a percentage of total assets at December 31, 1998, 1997, and 1996.

                       Major Balance Sheet Components as a
                           Percentage of Total Assets

                                                             December 31,
                                                      -------------------------
                                                       1998      1997      1996
                                                      -----     -----     -----
Assets:
   Cash, and Cash Equivalents, Investment
   securities, FHLB and
   Federal Reserve Stock .........................     22.2%     24.8%     28.0%
   Real Estate Loans .............................     30.0%     32.7%     34.1%
   Commercial Loans ..............................     27.4%     21.7%     19.4%
   Installment and Other Loans ...................     16.7%     17.6%     17.1%
   Other Assets ..................................      3.7%      3.2%      1.4%
                                                      -----     -----     -----
                                                      100.0%    100.0%    100.0%
                                                      =====     =====     =====


Liabilities and Stockholder's Equity:
   Deposit Accounts ..............................     66.7%     62.3%     61.1%
   FHLB Advances .................................     18.1%     21.9%     24.2%
   Other Borrowings and Repurchase Agreements ....      2.8%      4.6%      2.9%
   Other Liabilities .............................      1.2%      1.2%      2.6%
   Stockholders' Equity ..........................     11.2%     10.0%      9.3%
                                                      -----     -----     -----
                                                      100.0%    100.0%    100.0%
                                                      =====     =====     =====

Real estate loans continue to be the largest component of the Company's assets, although the percentage is decreasing, and commercial loans are increasing as a result of the Company's strategy. Deposit accounts, with comparatively short terms to maturity, represent the majority of the liabilities.

Effect of inflation and changing prices

Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing over time due to inflation. Virtually all assets of a financial institution are monetary in nature, therefore interest rates generally have a more significant impact on a company's performance than does the effect of inflation.

GAP analysis

The following table gives a description of our GAP position for various time periods. As of December 31, 1998, we had a positive GAP position at six months, and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a positive 2.5% which compares to a positive
 .95% at December 31, 1997 and 1.7% at December 31, 1996.

The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. For example, our GAP earnings sensitivity ratio shows that a 1% change in interest rates would only change income by .48%. Because of our GAP position, the table illustrates how a 1% increase in rates would increase the Company's income by approximately $51,000. Using this analysis to join GAP information with earnings data, it produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

       Interest Rate Sensitivity and Gap Analysis as of December 31, 1998

                                                     Projected maturity or repricing
                                  --------------------------------------------------------------------
                                     0-6        6-12        1 - 5     More than  Non-rate
    (dollars in thousands)         Months      Months       years      5 years   Sensitive      Total
                                  --------    --------    --------    --------    --------    --------
Assets:
    Interest bearing deposits     $  5,143           0           0           0           0       5,143
    Investment securities ....       3,184       2,088       6,961      41,485           0      53,718
    Mortgage-backed securities       4,611       4,770      31,302       3,661           0      44,344
    Floating rate loans ......     147,276      12,980      61,672       1,107           0     223,035
    Fixed rate loans .........      31,976      15,446      90,498     138,139           0     276,059
    Other earning assets .....      11,848          --          --       1,219          --      13,067
    Non-earning assets .......          --          --          --          --      51,285      51,285
                                   -------    --------    --------    --------    --------    --------
Total Assets .................    $204,038      35,284     190,433     185,611      51,285     666,651
                                   =======    ========    ========    ========    ========    ========

Liabilities and Equity:
    Deposits .................     154,326      31,893      83,980     174,260           0     444,459
    FHLB advances ............      14,632      11,745      75,098      19,110           0     120,586
    Other purchased funds ....      18,357           0           0           0           0      18,357
    Other liabilities ........          --           0           0           0       8,312       8,312
    Equity ...................          --          --          --          --      74,937      74,937
                                   -------    --------    --------    --------    --------    --------
Total liabilities and equity .    $187,316      43,638     159,078     193,370      83,249     666,651
                                   =======    ========    ========    ========    ========    ========

Gap Earnings Sensitivity (1)..    $     51

Gap Earnings Sensitivity
 Ratio (2) ...................    $   0.48%

(1) Gap Earnings Sensitivity is the estimated effect on income after taxes of 39%, of a 1% increase or decrease in Interest rates (1% X ($8,368 less tax of $3,264).

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $10,744. A 1% increase in interest rates has this estimated percentage increase effect on annual income.

This table estimates the repricing maturities of the Company's assets and liabilities, based upon the Company's assessment of the repricing characteristics of the various instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: non-interest bearing checking and interest- bearing checking are included in the more than 5 years category. Regular savings are included in the 1 - 5 years category. Money market balances are included in the less than 6 months category. Mortgage-backed securities are at the anticipated principal payments based on the weighted-average-life.

Interest Rate Spread

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below the net interest spread decreased in 1998 from 3.93% to 3.89%, primarily the result of lower rates on interest earning assets. The net interest margin increased slightly in 1998 from 4.76% to 4.79%, primarily the result of an increase in interest earning assets. Although the interest spread is down from 1997 the increased asset levels, and the increased interest-free funding resulted in significantly higher net interest income.

                                                                                       December 31, [1]
                                                                                -----------------------------
For the year ended:                                                             1998         1997        1996
                                                                                ----         ----        ----
   Combined weighted average yield on loans and investments [2] ............    8.41%        8.58%       8.54%
   Combined weighted average rate paid on savings deposits and borrowings ..    4.52%        4.65%       4.63%
   Net interest spread .....................................................    3.89%        3.93%       3.91%
     Net interest margin [3] ...............................................    4.79%        4.76%       4.76%

[1] Weighted averages are computed without the effect of compounding daily interest.

[2] Includes dividends received on capital stock of the Federal Home Loan Bank and Federal Reserve Bank.

[3] The net interest margin (net yield on average interest earning assets) is interest income from loans and investments (tax free income adjusted for tax effect) less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets.

Future Accounting Pronouncements

Please see the notes to the consolidated financial statement for information on accounting pronouncements.

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

Project Management

The Company has formed a Year 2000 compliance committee consisting of senior management and departmental representatives. The committee has met regularly since October 1997. A Year 2000 compliance plan was developed and regular meetings have been held to discuss the process, assign tasks, determine priorities and monitor progress. The committee regularly reports to the Company's Board.

Assessment

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/liability committee(ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

                                          Estimated
                   Rate change         NII Sensitivity
                   -----------         ---------------

                     -200 bp               -1.99%
                     +200 bp                1.44%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

                           Forward-looking Information

The discussion above may include certain "forward looking statements" concerning the future operations of the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." Management's ability to predict results of the effect of future plans in inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected.


Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                          Page

         Independent Auditors' Report                                      30
         Consolidated Statements of Financial Condition                    31
         Consolidated Statements of Operations                             32
         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income                                            33
         Consolidated Statements of Cash Flows                             34
         Notes to Consolidated Financial Statements                       35-57

                          Independent Auditors' Report


The Board of Directors and Stockholders
Glacier Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                KPMG LLP

Billings, Montana
January 29, 1999

                 Consolidated Statements of Financial Condition

                                                                                                      December 31,
------------------------------------------------------------------------------------------------ ---------------------
                              (dollars in thousands)                                                1998        1997
------------------------------------------------------------------------------------------------ ----------    -------
Assets:
          Cash on hand and in banks ............................................................ $   31,509     29,724
          Federal funds sold....................................................................      2,693      3,860
          Interest bearing cash deposits........................................................      2,450        595
                                                                                                    -------    -------
               Cash and cash equivalents........................................................     36,652     34,179

          Investment securities, available-for-sale ............................................     90,735     99,474
          Investment securities, held-to-maturity (market value of $7,579 and
              $16,358 at December 31, 1998 and 1997, respectively) .............................      7,327     16,051
          Loans receivable, net ................................................................    494,249    466,917
          Premises and equipment, net ..........................................................     16,198     13,604
          Real estate and other assets owned, net ..............................................        151        121
          Federal Home Loan Bank of Seattle stock, at cost .....................................     11,848     10,956
          Federal Reserve Bank stock, at cost...................................................      1,219        340
          Accrued interest receivable ..........................................................      4,079      4,234
          Goodwill, net of accumulated amortization of $707 and $542 at December 31,
              1998, and 1997, respectively .....................................................      2,601      1,371
          Other assets..........................................................................      1,592      1,420
                                                                                                    -------    -------
                                                                                                 $  666,651    648,667
                                                                                                    =======    =======
Liabilities:
          Deposits - non-interest bearing ...................................................... $   92,710     84,987
          Deposits - interest bearing ..........................................................    351,749    319,362
          Advances from Federal Home Loan Bank of Seattle ......................................    120,586    141,860
          Securities sold under agreements to repurchase .......................................     17,239     21,673
          Other borrowed funds..................................................................      1,118      7,937
          Accrued interest payable..............................................................      2,278      1,816
          Deferred income taxes ................................................................      1,601      1,870
          Minority interest ....................................................................        313      1,280
          Other liabilities.....................................................................      4,120      3,107
                                                                                                    -------    -------
               Total liabilities................................................................    591,714    583,892

Stockholders' equity:
          Preferred stock, $.01 par value per share. Authorized 1,000,000
           shares; none issued..................................................................          0          0
          Common stock, $.01 par value per share.  8,372,916 and 7,384,139
           shares outstanding at December 31, 1998 and 1997, respectively ......................         84         74
          Paid-in capital.......................................................................     57,555     34,771
          Retained earnings - substantially restricted..........................................     16,089     28,743
          Accumulated other comprehensive income ...............................................      1,209      1,187
                                                                                                    -------    -------
               Total stockholders' equity ......................................................     74,937     64,775
                                                                                                    -------    -------
                                                                                                 $  666,651    648,667
                                                                                                    =======    =======

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations

                                                                                                    Years ended December 31,
---------------------------------------------------------------------------------           ----------------------------------------
          (dollars in thousands except per share data)                                       1998             1997             1996
---------------------------------------------------------------------------------           ------           ------           ------
Interest Income:
          Real estate loans .....................................................         $ 16,624           17,190           16,785
          Commercial loans ......................................................           15,925           12,555           10,706
          Consumer and other loans ..............................................           10,920           10,884            9,590
          Investment securities and other .......................................            7,612            8,752            8,834
                                                                                            ------           ------           ------
            Total Interest Income ...............................................           51,081           49,381           45,915
                                                                                            ------           ------           ------

Interest Expense:
          Deposits ..............................................................           13,683           13,011           11,941
          Advances ..............................................................            7,583            7,792            7,486
          Securities sold under agreements to repurchase ........................              772            1,072              875
          Other borrowed funds ..................................................              166              259              219
                                                                                            ------           ------           ------
            Total Interest Expense ..............................................           22,204           22,134           20,521
                                                                                            ------           ------           ------
            Net Interest Income .................................................           28,877           27,247           25,394
          Provision for loan losses .............................................            1,490              807              880
                                                                                            ------           ------           ------
            Net Interest Income After Provision
             For Loan Losses ....................................................           27,387           26,440           24,514

Non-Interest Income:
          Service charges and other fees ........................................            5,298            5,183            4,827
          Miscellaneous loan fees and charges ...................................            4,271            3,380            3,383
          Gain on sale of investments, net ......................................               33              197              121
          Other income ..........................................................            1,657              855            1,209
                                                                                            ------           ------           ------
            Total Non-Interest Income ...........................................           11,259            9,615            9,540

Non-Interest Expense:
          Compensation, employee benefits and related expenses ..................           10,903           10,578            9,848
          Occupancy expense .....................................................            2,582            2,260            2,017
          Data processing expense ...............................................              901              996              880
          FDIC/SAIF assessment ..................................................                0                0              947
          Other expense .........................................................            7,075            6,051            6,332
          Minority interest .....................................................              145              208              191
                                                                                            ------           ------           ------
            Total Non-Interest Expense ..........................................           21,606           20,093           20,215
                                                                                            ------           ------           ------
Earnings before income taxes ....................................................           17,040           15,962           13,839
   Federal and state income tax expense .........................................            6,296            5,908            5,632
                                                                                            ------           ------           ------

Net Earnings ....................................................................         $ 10,744           10,054            8,207
                                                                                            ======           ======           ======

          Basic earnings per share ..............................................         $   1.30             1.24             1.03
          Diluted earnings per share ............................................         $   1.28             1.22             1.02


See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                            and Comprehensive Income
                  Years ended December 31, 1998, 1997, and 1996

                                                                                           Retained      Accumulated
                                                        Common Stock                       earnings         other         Total
------------------------------------------------ ------------------------    Paid-in     substantially  comprehensive  stockholders'
($ in thousands except share and per share data)   Shares        Amount      capital      restricted        income        equity
------------------------------------------------ ----------    ----------   ----------   -------------  -------------  ------------
Balance at December 31, 1995 ..............      4,377,245            45       26,520        23,441           810        50,816

Comprehensive income:
     Net earnings .........................             --            --           --         8,207            --         8,207
     Unrealized loss on securities, net
          of reclassification adjustment ..             --            --           --            --          (795)         (795)
Total comprehensive income ................                                                                               7,412

Cash dividends declared ($.39 per share) ..             --            --           --        (2,495)           --        (2,495)
Stock options exercised ...................         36,697             1          548            --            --           549
Tax benefit from stock related
      compensation ........................             --            --           81            --            --            81
Increase in stock grant earned ............             --            --           21            --            --            21
Acquisition of minority interest ..........         12,951            --           85            --            --            85
10% stock dividend ........................        437,346             1        6,701        (6,711)           --            (9)
Stock acquired ............................         (9,000)           --         (192)           --            --          (192)
Additional shares issued ..................         31,306             2          197            --            --           199
                                                ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1996 ..............      4,886,545            49       33,961        22,442            15        56,467

Comprehensive income:
     Net earnings .........................             --            --           --        10,054            --        10,054
     Unrealized gain on securities, net
          of reclassification adjustment ..             --            --           --            --         1,172         1,172
Total comprehensive income ................                                                                              11,226

Cash dividends declared ($.47 per share) ..             --            --           --        (3,748)           --        (3,748)
Stock options exercised ...................         52,160             1          557            --            --           558
Tax benefit from stock related
      compensation ........................             --            --          257            --            --           257
Increase in stock grant earned ............             --            --           20            --            --            20
Three for two stock split .................      2,445,434            24          (24)           (5)           --            (5)
                                                ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1997 ..............      7,384,139   $        74       34,771        28,743         1,187        64,775

Comprehensive income:
     Net earnings .........................             --            --           --        10,744            --        10,744
     Unrealized gain on securities, net
          of reclassification adjustment ..             --            --           --            --            22            22
Total comprehensive income ................                                                                              10,766

Cash dividends declared ($.57 per share) ..             --            --           --        (4,737)           --        (4,737)
Stock options exercised ...................        149,076             1        1,531            --            --         1,532
Tax benefit from stock related
      compensation ........................             --            --          386            --            --           386
Increase in stock grant earned ............             --            --           15            --            --            15
10% stock dividend ........................        755,940             8       18,654       (18,661)           --             1
Additional shares issued ..................         83,761             1        2,198            --            --         2,199
                                                ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1998 ..............      8,372,916   $        84       57,555        16,089         1,209        74,937
                                                ==========    ==========   ==========    ==========    ==========    ==========


                                                                                        December 31,
                                                                          --------------------------------------
Reclassification adjustment:                                                  1998          1997          1996
  Holding gains (losses) arising during the period .................      $       72         1,976        (1,083)
 Tax expense .......................................................             (28)         (674)          368
                                                                          ----------    ----------    ----------
       Net after tax ...............................................              44         1,302          (715)
Less reclassification adjustment for amounts
       included in net income ......................................             (33)         (197)         (121)
  Tax expense ......................................................              11            67            41
                                                                          ----------    ----------    ----------
       Net after tax ...............................................             (22)         (130)          (80)
                                                                          ----------    ----------    ----------
         Net unrealized gains (losses) on securities ...............      $       22         1,172          (795)
                                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                                                   Years ended December 31,
---------------------------------------------------------------------------------------      ---------------------------------------
             (dollars in thousands)                                                            1998            1997            1996
---------------------------------------------------------------------------------------      --------       --------       --------
OPERATING ACTIVITIES :
          Net earnings ................................................................    $   10,744         10,054          8,207
          Adjustments to reconcile net earnings to net
          cash provided by (used in) operating activities:
            Mortgage loans held for sale originated or acquired .......................      (139,627)       (77,414)       (86,180)
            Proceeds from sales of mortgage loans held for sale .......................       134,802         73,566         85,140
            Provision for loan losses .................................................         1,490            807            880
            Depreciation of premises and equipment ....................................         1,169          1,076            920
            Amortization of goodwill ..................................................           165            155            168
            Gain on sale of investments ...............................................           (33)          (197)          (121)
            Amortization of investment securities premiums and discounts, net .........          (214)           (31)           (14)
            Net decrease in deferred income taxes .....................................          (332)          (294)           (68)
            Net (increase) decrease in accrued interest receivable ....................           155           (292)          (107)
            Net increase in accrued interest payable ..................................           462            604            172
            Net increase (decrease) in current income taxes ...........................          (371)           687           (510)
            Net increase in other assets ..............................................          (172)          (130)          (140)
            Net increase (decrease) in other liabilities and minority interest ........         1,279         (8,330)         3,425
            FHLB stock dividends ......................................................          (892)          (778)          (635)
                                                                                             --------       --------       --------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................         8,625           (517)        11,137
                                                                                             --------       --------       --------

INVESTING ACTIVITIES:
          Proceeds from  sales, maturities and prepayments of investment
              securities available-for-sale ...........................................        30,641         31,343         57,387
          Purchases of investment securities available-for-sale .......................        21,621)       (36,636)       (71,572)
          Proceeds from maturities and prepayments of investment
              securities held-to-maturity .............................................         8,947          9,788          1,908
          Purchases of investment securities held-to-maturity .........................           185)           (94)        (1,682)
          Principal collected on installment and commercial loans .....................       147,238         87,741        121,408
          Installment and commercial loans originated or acquired .....................      (196,659)      (127,957)      (167,870)
          Proceeds from sales of commercial loans .....................................         8,756          6,502         10,648
          Principal collections on mortgage loans .....................................        75,181         59,588         53,251
          Mortgage loans originated or acquired .......................................       (58,513)       (60,388)       (60,163)
          Net proceeds from sales (acquisition) of real estate owned ..................           (30)           385           (454)
          Net purchase of FHLB and FRB stock ..........................................          (879)        (1,056)          (694)
          Net addition of premises and equipment ......................................        (3,763)        (1,656)        (2,159)
          Acquisition of minority interest ............................................           236)           (14)          (171)
                                                                                             --------       --------       --------
               NET CASH USED IN INVESTING ACTIVITIES ..................................       (11,123)       (32,454)       (60,163)
                                                                                             --------       --------       --------

FINANCING ACTIVITIES:
          Net increase in deposits ....................................................        40,110         31,791         35,756
          Net increase (decrease) in FHLB advances and other borrowed funds ...........       (28,093)        (2,698)        27,476
          Net increase (decrease) in securities sold under repurchase agreements ......        (4,434)         9,354         (9,667)
          Cash dividends paid to stockholders .........................................        (4,144)        (3,309)        (2,258)
          Proceeds from exercise of stock options and other stock issued ..............         1,532            553            748
          Treasury stock purchased ....................................................            --             --           (192)
                                                                                             --------       --------       --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................         4,971         35,691         51,863
                                                                                             --------       --------       --------
              NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................         2,473          2,720          2,837
          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................        34,179         31,459         28,622
                                                                                             --------       --------       --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................    $   36,652         34,179         31,459
                                                                                             ========       ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid during the period for:    Interest.................................    $   21,742         21,530         20,349
                                              Income taxes.............................         6,943          5,474          6,358

See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1998, 1997 and 1996

1.   Summary of Significant Accounting Policies:

(a) General

Glacier Bancorp, Inc. (the "Company"), a Delaware corporation organized in 1990, is a multi-bank, holding company which provides a full range of banking services to individual and corporate customers in Montana through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowance for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its bank subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Glacier Bank of Whitefish, Glacier Bank of Eureka, and Valley Bank of Helena ("Valley). All significant intercompany transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock of Glacier Bank, First Security, and Valley, and 94% and 93% of the Glacier Banks of Whitefish and Eureka, respectively.

Valley was acquired on August 31, 1998 through an exchange of stock with HUB Financial Corp. (HUB), formerly the parent company of Valley and the minority shareholders of Valley. The transaction with minority shareholders was accounted for as a purchase. Financial information from August 31, 1998 forward includes the results of operations previously attributable to the minority interest. The pooling method of interests accounting method was used for this merger transaction with HUB. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earlierst date presented.

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

1.  Summary of Significant Accounting Policies . . . continued

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

The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such

1.  Summary of Significant Accounting Policies . . . continued

(g)  Allowance for Loan Losses . . . continued

cases, the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 1998 and 1997 the amount of impaired loans was not.
material.

(h)  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on a straight-line method over the estimated useful lives, which range from five to fifty years, of the various classes of assets from their respective dates of acquisition.

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

(m) Stock-based Compensation

Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized over any related service period.

1.  Summary of Significant Accounting Policies . . . continued

(n) Impairment and Disposal of Long-lived Assets

Long lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 1998 and 1997 there were no assets that were considered impaired.

(o) Mortgage Servicing Rights

The Company recognizes mortgage servicing rights on loans originated and subsequently sold as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 1998 and 1997 the carrying value of originated servicing rights was approximately $689,000 and $572,000, respectively. There was no impairment of carrying value at December 31, 1998 or 1997.

(p) Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(q)  Reclassifications

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

(r) Future Accounting Pronouncements

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management of the Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will adopt the standard on January 1, 1999. The held-to-maturity investment portfolio, with a December 31, 1998 approximate book and market value of $7,327,000 and and $7,579,000, respectively will be reclassified as avaulable-for-sale as of the adoption date.

2.  Cash on Hand and in Banks:

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 1998 was approximately $5,265,000.



3.  Investment Securities:

A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows at:

                     December 31, 1998                                                          Gross Unrealized           Estimated
---------------------------------------------------------        Weighted    Amortized       -----------------------          Fair
                   (dollars in thousands)                         yield         Cost          Gains          Losses          Value
---------------------------------------------------------        -------      -------        -------         -------        -------
                     Held-to-Maturity

U.S. Government and Federal Agencies:
      maturing within one year ..........................           7.90%   $   3,010             63               0          3,073
      maturing one year through five years ..............           7.34%       1,038             64               0          1,102
                                                                 -------      -------        -------         -------        -------
                                                                    7.76%       4,048            127               0          4,175
                                                                 -------      -------        -------         -------        -------
State and Local Governments and other issues:
      maturing within one year ..........................           5.31%         517              4               0            521
      maturing one year through five years ..............           5.53%         766             23               0            789
      maturing five years through ten years .............           4.99%         839             31               0            870
      maturing after ten years ..........................           5.69%       1,157             67               0          1,224
                                                                 -------      -------        -------         -------        -------
                                                                    5.41%       3,279            125               0          3,404
                                                                 -------      -------        -------         -------        -------

          Total Held-to-Maturity Securities .............           6.71%   $   7,327            252               0          7,579
                                                                 =======      =======        =======         =======        =======

                   Available-for-Sale

U.S. Government and Federal Agencies:
      maturing within one year ..........................           5.46%   $   1,495              1              (1)         1,495
      maturing one year through five years ..............           5.85%       4,996             54               0          5,050
      maturing after ten years ..........................           6.34%       1,270              7               0          1,277
                                                                 -------      -------        -------         -------        -------
                                                                    5.86%       7,761             62              (1)         7,822
                                                                 -------      -------        -------         -------        -------
State and Local Governments and other issues:
      maturing within one year ..........................           6.88%         250              0               0            250
      maturing one year through five years ..............           6.00%         100              7               0            107
      maturing five years through ten years .............           5.07%         913             59               0            972
      maturing after ten years ..........................           5.30%      35,934          1,590            (284)        37,240
                                                                 -------      -------        -------         -------        -------
                                                                    5.31%      37,197          1,656            (284)        38,569
                                                                 -------      -------        -------         -------        -------

Mortgage-Backed Securities ..............................           7.56%      16,377            546             (29)        16,894

Real Estate Mortgage Investment Conduits ................           6.34%      27,363            180             (93)        27,450
                                                                 -------      -------        -------         -------        -------
          Total Available-for-Sale Securities ...........           6.09%   $  88,698          2,444            (407)        90,735
                                                                 =======      =======        =======         =======        =======

3.  Investment Securities . . . continued

                    December 31, 1997                                                           Gross Unrealized           Estimated
---------------------------------------------------------        Weighted    Amortized       -----------------------          Fair
                 (dollars in thousands)                           yield        Cost           Gains          Losses           Value
---------------------------------------------------------        -------      -------        -------         -------         -------
                     Held-to-Maturity

U.S. Government and Federal Agencies:
      maturing within one year ..........................           5.69%   $   3,303              9              (5)          3,307
      maturing five years through ten years .............           7.89%       6,039            160              (1)          6,198
                                                                 -------      -------        -------         -------         -------
                                                                    7.11%       9,342            169              (6)          9,505
                                                                 -------      -------        -------         -------         -------
State and Local Governments and other issues:
      maturing within one year ..........................           6.28%         438              1               0             439
      maturing one year through five years ..............           5.43%       1,254             34              (1)          1,287
      maturing five years through ten years .............           5.12%         869             23               0             892
      maturing after ten years ..........................           5.70%       1,048             60               0           1,108
                                                                 -------      -------        -------         -------         -------
                                                                    5.54%       3,609            118              (1)          3,726
                                                                 -------      -------        -------         -------         -------
Mortgage-Backed Securities ..............................           7.24%       3,100             27               0           3,127
                                                                 -------      -------        -------         -------         -------
          Total Held-to-Maturity Securities .............           6.78%   $  16,051            314              (7)         16,358
                                                                 =======      =======        =======         =======         =======

                   Available-for-Sale

U.S. Government and Federal Agencies:
      maturing within one year ..........................           5.64%   $   3,237              1             (11)          3,227
      maturing one year through five years ..............           6.06%       5,491             15             (15)          5,491
      maturing five years through ten years .............           6.72%       1,001              0              (2)            999
      maturing after ten years ..........................           7.28%       9,044             54             (27)          9,071
                                                                 -------      -------        -------         -------         -------
                                                                    6.61%      18,773             70             (55)         18,788
                                                                 -------      -------        -------         -------         -------
State and Local Governments and other issues:
      maturing within one year ..........................           4.91%         260              1              (2)            259
      maturing one year through five years ..............           6.00%         100              3               0             103
      maturing five years through ten years .............           6.68%       1,021             31              (3)          1,049
      maturing after ten years ..........................           5.55%      24,160          1,110              (3)         25,267
                                                                 -------      -------        -------         -------         -------
                                                                    5.59%      25,541          1,145              (8)         26,678
                                                                 -------      -------        -------         -------         -------

Mortgage-Backed Securities ..............................           7.63%      20,877            678             (20)         21,535
Real Estate Mortgage Investment Conduits                            6.98%      32,318            259            (104)         32,473
                                                                 -------      -------        -------         -------         -------
          Total Available-for-Sale Securities                       6.68%   $  97,509          2,152            (187)         99,474
                                                                 =======      =======        =======         =======         =======


Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal.

The Company has not entered into any swaps, options or futures contracts.

Gross proceeds from sales of investment securities for the years ended December 31, 1998, 1997, and 1996, were approximately $4,321,000, $9,681,000, and
$23,065,000 respectively, resulting in gross gains of approximately $36,000, $204,000, and $291,000 and gross losses of approximately $3,000, $7,000, and $170,000 respectively.

At December 31, 1998, the Company had investment securities with par values of approximately $45,984,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for the treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA or FHLMC.

At December 31, 1998 and 1997 the minority interest share of the unrealized gain was $7,000 and $12,000 respectively.

4.  Loans Receivable:

The following is a summary of loans receivable at:
                                                             December 31,
--------------------------------------------------      ------------------------
          (dollars in thousands)                          1998           1997
--------------------------------------------------      --------       --------
Real Estate Loans and Contracts:
     Residential first mortgage loans ............    $  188,740        205,408
     Loans held for sale .........................        12,603          7,778
                                                        --------       --------
                                                         201,343        213,186
Commercial Loans:
     Real estate .................................        99,897         64,812
     Other commercial loans ......................        85,571         77,821
                                                        --------       --------
                                                         185,468        142,633
Installment and Other Loans:
     Consumer loans ..............................        62,470         82,941
     Home equity loans ...........................        49,795         28,233
     Outstanding balances on credit cards ........            18          3,951
                                                        --------       --------
                                                         112,283        115,125
Less:
     Allowance for losses ........................        (4,845)        (4,027)
                                                        --------       --------
                                                      $  494,249        466,917
                                                        ========       ========


Summary of activity in allowance for losses on loans:

                                                    Years ended December 31,
-----------------------------------------      ---------------------------------
          (dollars in thousands)                1998         1997         1996
-----------------------------------------      ------       ------       ------
Balance, beginning of period ............     $ 4,027        3,715        3,531
Net charge offs .........................        (672)        (495)        (696)
Provision ...............................       1,490          807          880
                                               ------       ------       ------
Balance, end of period ..................     $ 4,845        4,027        3,715
                                               ======       ======       ======


Allocation of the allowance
for loan losses:

                                   December 31, 1998        December 31, 1997
                                -----------------------   ----------------------
                                          % of loans in           % of loans in
                                  Amount     category     Amount      category
--------------------------------  ------  -------------   ------  --------------
     (dollars in thousands)
--------------------------------
Real estate loans and contracts $  1,027       0.51%       1,088        0.51%
Commercial real estate ........      999       1.00%         487        0.75%
Other commercial loans ........    1,584       1.85%       1,223        1.57%
Consumer loans and credit cards      862       1.38%       1,088        1.25%
Home equity loans .............      373       0.75%         141        0.50%
                                   -----       ----        -----        ----
                                $  4,845       0.97%       4,027        0.86%
                                   =====       ====        =====        ====

4.  Loans Receivable . . . continued

Substantially all of the company's loans receivable are with customers within the Company's market area

The weighted average interest rate on loans was 8.87%, and 8.95% at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997 serviced loans sold to others were $123,741,000 and $128,250,000, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commitments to extend credit and letters of credit, and involve to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments


At December 31, 1998, the Company had outstanding commitments as follows (dollars in thousands):
                         Letters of credit....................   $     2,736
                         Loans and loans in process...........        45,035
                         Unused consumer lines of credit......         9,554
                                                                   ---------
                                                                 $    57,325
                                                                   =========

Accrued Interest Receivable:

                                                                   December 31,
---------------------------------------------------------         --------------
               (dollars in thousands)                             1998      1997
---------------------------------------------------------         -----    -----
Investment securities ...................................    $    1,077      973
Mortgage-backed securities ..............................            75      381
Loans receivable ........................................         2,927    2,880
                                                                  -----    -----
                                                             $    4,079    4,234
                                                                  =====    =====


5.  Premises and Equipment:

Premises and equipment consist of the following at:

                                                              December 31,
----------------------------------------------------     -----------------------
               (dollars in thousands)                      1998           1997
----------------------------------------------------     --------       --------
Land ...............................................    $   2,984         2,557
Office buildings and construction in progress ......       12,563        11,106
Furniture, fixtures and equipment ..................        7,937         6,497
Leasehold improvements .............................          813           794
Accumulated depreciation ...........................       (8,099)       (7,350)
                                                          -------       -------
                                                        $  16,198        13,604
                                                          =======       =======

6.  Deposits:

Deposits consist of the following at:                              December 31, 1998              December 31, 1997
--------------------------------------------------------- ----------------------------------     --------------------
                                                            Weighted
               (dollars in thousands)                     Average Rate     Amount    Percent     Amount      Percent
--------------------------------------------------------- ------------    -------    -------     -------     -------
Demand accounts .........................................      0.0%     $  92,710       20.9%     84,987        20.8%
                                                                          -------    -------     -------     -------

NOW accounts ............................................      1.4%        81,549       18.3%     72,422        18.0%
Savings accounts ........................................      2.4%        43,698        9.8%     44,276        11.0%
Money market demand accounts ............................      4.4%        95,277       21.4%     77,717        19.3%
Certificate accounts:
     4.00% and lower ....................................                     542        0.1%        529         0.1%
     4.01% to 5.00% .....................................                  23,439        5.3%     12,678         3.1%
     5.01% to 6.00% .....................................                  79,930       18.0%     71,592        17.8%
     6.01% to 7.00% .....................................                  20,539        4.6%     32,327         8.0%
     7.01% to 8.00% .....................................                   6,047        1.4%      7,570         1.9%
     8.01% and higher ...................................                     728        0.2%        251         0.1%
                                                                          -------    -------     -------     -------
            Total certificate accounts ..................      5.9%       131,225       29.5%    124,947        31.0%
Total interest bearing deposits .........................      4.1%       351,749       79.1%    319,362        79.2%
                                                                          -------    -------     -------     -------
Total deposits ..........................................      3.2%     $ 444,459      100.0%    404,349       100.0%
                                                                          =======    =======     =======     =======
Deposits with a balance in excess of $100,000 ...........               $ 135,394                 97,138
                                                                          =======                =======


At December 31, 1998, scheduled maturities of certificates of deposit are as follows:

                                                                  Years ending December 31,
------------------------------          --------------------------------------------------------------------------------------------
    (dollars in thousands)               Total            1999             2000             2001             2002         Thereafter
------------------------------          -------          -------          -------          -------          -------       ----------
4.00% and lower ..............        $     542              494               25               22                1                0
4.01% to 5.00% ...............           23,439           20,294            2,668              347              114               16
5.01% to 6.00% ...............           79,930           62,710           13,415            2,504              743              558
6.01% to 7.00% ...............           20,539            6,503            7,697            4,237            1,420              682
7.01% to 8.00% ...............            6,047              406            5,525              101                0               15
8.01% and higher .............              728              535              134               50                9                0
                                        -------          -------          -------          -------          -------          -------
                                      $ 131,225           90,942           29,464            7,261            2,287            1,271
                                        =======          =======          =======          =======          =======          =======


Interest expense on deposits is summarized as follows:

                                                  Years ended December 31,
----------------------------------------  -------------------------------------
          (dollars in thousands)           1998           1997             1996
----------------------------------------  ------         ------          ------
NOW accounts ...........................   1,065          1,288           1,301
Money market demand accounts ...........   4,365          3,081           2,354
Certificate accounts ...................   7,230          7,259           6,901
Savings accounts .......................   1,023          1,383           1,385
                                          ------         ------          ------
                                          13,683         13,011          11,941
                                          ======         ======          ======

7.  Advances From Federal Home Loan Bank of Seattle:

Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1998:

                                                                 Maturing in years ending December 31,
---------------------------        -------------------------------------------------------------------------------------------------
  (dollars in thousands)            Total           1999           2000           2001           2002           2003       2004-2010
---------------------------        -------        -------        -------        -------        -------        -------      ---------
4.00% to 5.00% ............     $      590            407            159             24              0              0              0
5.01% to 6.00% ............        111,906         25,345          2,514          1,943         46,840         16,551         18,713
6.01% to 7.00% ............          7,640            585          6,281            175            134            117            348
6.01% to 7.00% ............            450             40            240             40             40             40             50
                                   -------        -------        -------        -------        -------        -------        -------
                                $  120,586         26,377          9,194          2,182         47,014         16,708         19,111
                                   =======        =======        =======        =======        =======        =======        =======


Advances from the Federal Home Loan Bank of Seattle consist of the following at December 31, 1997:

                                                                 Maturing in years ending December 31,
------------------------------------------------------------------------------------------------------------------------------------
  (dollars in thousands)            Total           1998           1999           2000           2001           2002       2003-2009
---------------------------        -------        -------        -------        -------        -------        -------      ---------
4.00% to 5.00% ............     $    1,637            605            565            321            146              0              0
5.01% to 6.00% ............        113,656         48,010         13,127          2,443          1,970         46,839          1,267
6.01% to 7.00% ............         26,076         18,442            395          6,300            195            154            590
6.01% to 7.00% ............            491             40             40            240             40             40             91
                                   -------        -------        -------        -------        -------        -------        -------
                                $  141,860         67,097         14,127          9,304          2,351         47,033          1,948
                                   =======        =======        =======        =======        =======        =======        =======


These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, and qualifying real estate loans and investments totaling approximately $223,910,000 and $226,976,000 at December 31, 1998 and 1997, respectively.

The weighted average interest rate on these advances was 5.44% and 5.70% at December 31, 1998 and 1997, respectively.

Included in the above amounts are advances in which the FHLB has a call option which may be exercised after a predetermined time, and quarterly thereafter. The following are the amounts (in thousands) of those advances:

                                                Weighted         Contractual
                                                Average            Maturity
   Year of initial call       Total           Interest Rate         Date
   --------------------       -----           -------------      -----------
          1999            $  46,100               5.39%             2002
          2000               16,000               5.23%             2003
          2001                3,000               5.37%             2008
          2003               15,000               5.52%             2008
                             ------               ----
                          $  80,100               5.38%
                             ======               ====

8.  Securities Sold Under Agreements to Repurchase and Other Borrowed Funds:

Securities sold under agreements to repurchase consist of the following at:

                                                                                                             Book       Market
                                                                                            Weighted       value of    value of
------------------------------------------------------------------------       Repurchase    average      underlying  underlying
                         (dollars in thousands)                                  amount     rate paid       assets      assets
------------------------------------------------------------------------         ------     ---------       ------      ------
December 31, 1998:
Securities sold under agreements to repurchase within:
        1-30 days ......................................................       $ 11,000        4.05%      $ 14,706      15,099
      31-90 days .......................................................          6,126        5.18%         6,797       7,174
     Greater than 90 days ..............................................            113        5.31%           120         120
                                                                                 ------      ------         ------      ------
                                                                               $ 17,239        4.46%      $ 21,623      22,393
                                                                                 ======      ======         ======      ======
December 31, 1997:
Securities sold under agreements to repurchase within:
        1-30 days ......................................................       $ 14,937        4.36%      $ 23,111      23,968
      31-90 days .......................................................          6,428        5.47%         7,063       7,389
     Greater than 90 days ..............................................            308        5.70%           509         520
                                                                                 ------      ------         ------      ------
                                                                               $ 21,673        4.70%      $ 30,683      31,877
                                                                                 ======      ======         ======      ======

The securities underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 1998, securities sold under agreements to repurchase averaged approximately $16,700,000, and the maximum outstanding at any month end during the year was approximately $19,300,000.

In 1996 the Company entered into the treasury tax and loan account note option program, which provides short term funding up to $12,000,000 at federal funds rate minus 25 basis points. The borrowings are secured with investment securities with a par value of approximately $10,000,000. At December 31, 1998 and 1997 the outstanding balance under this program was approximately $1,100,000 and $7,700,000, respectively.

9.  Stockholders' Equity:

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 1998:

--------------------------------------------------------------           Tier 1 (Core)          Tier 2 (Total)           Leverage
                    (dollars in thousands)                                 Capital                Capital                Capital
--------------------------------------------------------------            ----------             ----------             ----------
GAAP Capital ..................................................          $    74,937            $    74,937            $    74,937
Goodwill ......................................................               (2,601)                (2,601)                (2,601)
Net unrealized gains on securities
     available-for-sale .......................................               (1,209)                (1,209)                (1,209)
Allowance for loan losses .....................................                   --                  4,845                     --
                                                                          ----------             ----------             ----------

Regulatory capital computed ...................................          $    71,127            $    75,972            $    71,127
                                                                          ==========             ==========             ==========

Risk weighted assets ..........................................          $   436,244            $   436,244
                                                                          ==========             ==========

Total average assets ..........................................                                                        $   671,923
                                                                                                                        ==========

Capital as % of defined assets ................................                16.30%                 17.42%                 10.58%
Regulatory "well capitalized" requirement .....................                 6.00%                 10.00%                  5.00%
                                                                          ----------             ----------             ----------
Excess over "well capitalized" requirement ....................                10.30%                  7.42%                  5.58%
                                                                          ==========             ==========             ==========

The following table illustrates the Company's compliance with capital adequacy guidelines as of December 31, 1997:

Capital as % of defined assets ................................                15.77%                 16.75%                 10.05%
Regulatory "well capitalized" requirement .....................                 6.00%                 10.00%                  5.00%
                                                                          ----------             ----------             ----------
Excess over "well capitalized" requirement ....................                 9.77%                  6.75%                  5.05%
                                                                          ==========             ==========             ==========



The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 1998, the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 1998.

Effective February 1, 1998 Glacier Bank converted its charter from a savings bank to a State of Montana chartered commercial bank. With that effective date, each of the Company's subsidiaries are state chartered banks. State banks may pay dividends up to the total of the prior two years earnings without permission of the state regulator. The amount available for dividend distribution by the bank subsidiaries as of December 31, 1998 was approximately $13,272,000.

10.  Federal and State Income Taxes:

The following is a summary of consolidated income tax expense for:

                                                                                                  Years ended December 31,
---------------------------------------------------------------------------------         ----------------------------------------
                       (dollars in thousands)                                              1998             1997             1996
---------------------------------------------------------------------------------         ------           ------           ------
Current:
     Federal ....................................................................       $  5,453            5,152            4,650
     State ......................................................................          1,175            1,060            1,016
                                                                                          ------           ------           ------
           Total current tax expense ............................................          6,628            6,212            5,666

Deferred:
     Federal ....................................................................           (368)            (352)             (52)
     State ......................................................................             36               48               18
                                                                                          ------           ------           ------
           Total deferred tax expense (benefit) .................................           (332)            (304)             (34)
                                                                                          ------           ------           ------
                      Total income tax expense ..................................       $  6,296            5,908            5,632
                                                                                          ======           ======           ======

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                                                                  Years ended December 31,
                                                                                          ----------------------------------------
                                                                                           1998             1997             1996
                                                                                          ------           ------           ------
Federal statutory rate ..........................................................           34.0%            34.0%            34.0%
State taxes, net of federal income tax benefit ..................................            4.5%             4.5%             4.5%
Non-deductible merger expenses ..................................................            0.1%             0.2%             1.7%
Other, net ......................................................................           -1.7%            -1.7%             0.5%
                                                                                          ------           ------           ------
                                                                                            36.9%            37.0%            40.7%
                                                                                          ======           ======           ======


The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows at:

                                                                                                                December 31,
---------------------------------------------------------------------------------                          -----------------------
(dollars in thousands)                                                                                      1998             1997
---------------------------------------------------------------------------------                          ------           ------
Deferred tax assets:
   Allowance for losses on loans ................................................                        $  2,018            1,508
   Other ........................................................................                             501              451
                                                                                                           ------           ------
          Total gross deferred tax assets .......................................                           2,519            1,959
                                                                                                           ------           ------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends .......................................                          (1,725)          (1,383)
   Fixed assets, due to differences in depreciation .............................                            (454)            (430)
   Discount on loans and investments due to prior years' sale with
       concurrent purchase ......................................................                               0              (95)
   Tax bad debt reserve in excess of base-year reserve ..........................                            (595)            (615)
   Available-for-sale securities fair value adjustment ..........................                            (828)            (765)
   Basis difference from acquisitions ...........................................                            (192)            (197)
   Other ........................................................................                            (326)            (344)
                                                                                                           ------           ------
           Total gross deferred tax liabilities .................................                          (4,120)          (3,829)
                                                                                                           ------           ------
           Net deferred tax liability ...........................................                        $ (1,601)          (1,870)
                                                                                                           ======           ======

10.  Federal and State Income Taxes . . . continued

There was no valuation allowance at December 31, 1998 and 1987 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 1998 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.


11.  Employee Benefit Plans:

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 1998, 1997, and 1996 was approximately $552,000, $620,000 and $408,000 respectively.


The Company has an employees' savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 1998, 1997 and 1996 was approximately $206,000, $173,000, and $119,000, respectively.


The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 1998, 1997 and 1996 was approximately $26,000, $46,000, and $41,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $52,000, $156,000 and $97,000, for the years ending December 31, 1998, 1997, and 1996, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings credit for 1998, 1997, and 1996 was approximately $12,000, $66,000, and $5,000, respectively.

First Security had a discretionary non-contributory profit sharing plan covering substantially all employees with funding of contributions as accrued. The total plan expense for the year ended December 31, 1996 was approximately $262,000. The plan was terminated as of December 31, 1996.

The Company has entered into employment contracts with eight senior officers that provide benefits under certain conditions following a change in control of the Company.

12.  Earnings Per Share:

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by including the net increase in shares if all outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of stock dividends.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        For the Years Ended December 31,
                                                                            --------------------------------------------------------
                                                                                1998                  1997                    1996
                                                                            ----------             ----------              ---------
Net income available to common
   stockholders, basic and diluted ............................           $ 10,744,000             10,054,000              8,207,000
                                                                            ==========             ==========              =========


------------------------------------------------------------------------------------------------------------------------------------

Average outstanding shares - basic ............................              8,235,567              8,077,985              7,968,341

Add:  dilutive stock options ..................................                154,636                140,407                 87,545
                                                                            ----------             ----------              ---------
Average outstanding shares - diluted ..........................              8,390,203              8,218,392              8,055,886
                                                                            ==========             ==========              =========

------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share ......................................           $       1.30                   1.24                   1.03
                                                                            ==========             ==========              =========
Diluted earnings per share ....................................           $       1.28                   1.22                   1.02
                                                                            ==========             ==========              =========

13.  Stock Option Plans:

During fiscal year 1984, an Incentive Stock Option Plan was approved which provided for the grant of options limited to 168,750 shares to certain full time employees of the Company. In the year ended June 30, 1990, additional Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provides for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provides for the grant of options limited to 279,768 shares to key employees of the Company. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plan must be at least equal to the per share market value of such stock at the date the option is granted. The 1984 plan also contains provisions permitting the optionee, with the approval of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the then fair market value of the shares on the date of surrender. The fiscal 1990 and 1995 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. All option shares are adjusted for stock splits and stock dividends.

At December 31, 1998, total shares available for option grants to employees are 162,335.

Changes in shares granted for stock options for the years ended December 31, 1998, 1997, and 1996, are summarized as follows:

                                                                     Options outstanding                   Options exercisable
                                                               ------------------------------        ------------------------------
                                                                                    Weighted                              Weighted
                                                                                    average                               average
                                                                                    exercise                              exercise
                                                                Shares               price            Shares                price
                                                               --------            ----------        --------            ----------
Balance, December 31, 1995 .........................            128,477            $    16.63          86,047            $    16.69
Canceled ...........................................             (5,853)               (17.43)         (1,266)               (15.80)
Granted ............................................            112,880                 19.06
Became exercisable .................................                                                   55,261                 17.34
Stock dividend .....................................             20,520                                13,286
Exercised ..........................................            (36,697)               (14.96)        (36,697)               (14.96)
                                                               --------            ----------        --------            ----------
Balance, December 31, 1996 .........................            219,327            $    16.59         116,631            $    15.65
                                                               ========            ==========        ========            ==========

Canceled ...........................................             (9,715)               (15.65)
Granted ............................................            115,418                 23.45
Became exercisable .................................                                                   11,338                 17.15
Three for two stock split ..........................            161,104                                57,744                     0
Exercised ..........................................            (52,160)               (10.73)        (52,160)               (10.73)
                                                               --------            ----------        --------            ----------
Balance, December 31, 1997 .........................            433,974            $    12.98         133,553            $    10.94
                                                               ========            ==========        ========            ==========
Canceled ...........................................             (8,950)               (15.68)           (600)               (10.37)
Granted ............................................            134,377                 24.37
Became exercisable .................................                                                  132,885                 11.31
Stock dividend .....................................             46,574                                28,620
Exercised ..........................................           (149,076)               (10.27)       (149,076)               (10.27)
                                                               --------            ----------        --------            ----------
Balance, December 31, 1998 .........................            456,899            $    15.83         145,382            $    11.00
                                                               ========            ==========        ========            ==========

13.  Stock Option Plans . . . continued

The stock options outstanding at December 31, 1998 consist of the following:

                                                                                        Exercisable
                                                                                 ----------------------------
                                          Weighted          Weighted                                 Weighted
                                           average           average                                  average
                                          exercise           life of                                 exercise
  Price range          Shares               price            options             Shares               price
  -----------          -------            ---------         ---------            -------            ---------
 $8.99 - $11.57        127,132            $   10.54         1.6 years            127,132            $   10.54
$13.78 - $14.93        184,278                14.48         3.0 years             18,250                14.25
$22.04 - $22.39        145,489                22.15         4.0 years                 --                   --
                       -------            ---------         ---------            -------            ---------
                       456,899            $   15.83         2.9 years            145,382            $   11.00
                       =======            =========         =========            =======            =========

The options exercised during the year ended December 31, 1998 were at prices from $8.99 to $16.13.

The Company applies the intristic value method in accounting for its grants of options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           Years ended December 31,
                                                  -------------------------------------------
                                                    1998              1997             1996
                                                  --------          --------         --------

Net earnings -               As reported          $ 10,744            10,054            8,207
                               Pro forma            10,126             9,606            8,042

Basic earnings per share -   As reported              1.30              1.24             1.03
                               Pro forma              1.23              1.19             1.01

Diluted earnings per share - As reported              1.28              1.22             1.02
                               Pro forma              1.21              1.17             1.00


The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $5.09 $5.05, and $3.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:
1998 - expected dividend yield of 2.5%, risk-free interest rate of 4.6%, volatility ratio .221, and expected life of 4.8 years; 1997 - expected dividend yield of 2.9%, risk-free interest rate of 5.8%, volatility ratio of .216, and expected life of 4.8 years; 1996 - expected dividend yield of 2.9%, risk-free interest rate of 5.8% volatility ratio of .210, and expected life of 4.8 years.

In September 1993 Missoula Bancshares, Inc. granted 1,000 shares of its common stock to a senior officer to be issued on or after September 1998 at the election of the officer, with vesting over the five year period. In conjunction with the merger of Missoula Bancshares, Inc., the Company issued 14,930 shares which was the vested portion of the 1,000 shares at the exchange ratio, and converted the non-vested portion to options for 8,040 Company shares (13,266 shares after adjustment for 3 for 2 stock split and 10% stock dividend) which fully vested, and shares issued at the end of September 1998. The related compensation expense, based on the fair value of the common stock at the date of the grant, was charged to expense over the service period with a corresponding credit to paid-in capital.

14.  Parent Company Information (Condensed):

The following condensed financial information is the unconsolidated (Parent Company Only) information for Glacier Bancorp, Inc, combined with HUB Financial
Corporation:

               Statements of Financial Condition                    December 31,
-------------------------------------------------------------   -----------------
                    (dollars in thousands)                       1998      1997
-------------------------------------------------------------   -------   -------
Assets:
  Cash ......................................................   $   598       115
  Interest bearing cash deposits ............................     2,487     1,561
                                                                -------   -------
        Cash and cash equivalents ...........................     3,085     1,676

  Investments securities, available-for-sale, at market value     1,691     1,581
  Investments securities, held-to-maturity, at cost .........        91        94
  Other assets ..............................................     1,332     1,243
  Goodwill, net .............................................     2,601     1,371
  Investment in subsidiaries ................................    68,522    60,982
                                                                -------   -------
                                                                $77,322    66,947
                                                                =======   =======
Liabilities and Stockholders' Equity:
  Dividends payable .........................................   $ 1,757     1,164
  Notes payable .............................................         0       216
  Other liabilities .........................................     1,014       792
                                                                -------   -------
          Total liabilities .................................     2,771     2,172
                                                                -------   -------

  Common stock ..............................................        84        74
  Paid-in capital ...........................................    57,555    34,771
  Retained earnings .........................................    16,089    28,743
  Accumulated other comprehensive income ....................     1,209     1,187
                                                                -------   -------
           Total stockholders' equity .......................    74,937    64,775
                                                                -------   -------
                                                                $77,708    66,947
                                                                =======   =======

                        Statements of Operations                                                 Years ended December 31,
------------------------------------------------------------------------------         --------------------------------------------
                         (dollars in thousands)                                          1998              1997              1996
------------------------------------------------------------------------------         --------          --------          --------
Revenues
  Dividends from subsidiaries ................................................         $  5,192             3,719             4,177
  Other income ...............................................................              168               344               266
  Intercompany charges for services ..........................................            1,971             1,803             1,584
                                                                                       --------          --------          --------
       Total revenues ........................................................            7,331             5,866             6,027
                                                                                       --------          --------          --------
Expenses
  Employee compensation and benefits .........................................            1,880             1,974             1,971
  Goodwill amortization ......................................................              165               155               168
  Other operating expenses ...................................................            1,239               323             1,010
                                                                                       --------          --------          --------
       Total expenses ........................................................            3,284             2,452             3,149
                                                                                       --------          --------          --------

  Earnings before income tax benefit and equity in undistributed
    earnings of subsidiaries .................................................            4,047             3,414             2,878
Income tax benefit ...........................................................             (198)              (88)             (209)
                                                                                       --------          --------          --------
  Income before equity in undistributed earnings of subsidiaries .............            4,245             3,502             3,087
  Equity in undistributed earnings of subsidiaries ...........................            6,499             6,552             5,120
                                                                                       --------          --------          --------
Net earnings .................................................................         $ 10,744            10,054             8,207
                                                                                       ========          ========          ========

14.  Parent Company Information (Condensed) . . . continued

                         Statements of Cash Flows                                                 Years ended December 31,
---------------------------------------------------------------------------------        ------------------------------------------
                          (dollars in thousands)                                           1998             1997             1996
---------------------------------------------------------------------------------        --------         --------         --------
Operating Activities
      Net earnings ..............................................................        $ 10,744           10,054            8,207
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
      Goodwill amortization .....................................................             165              155              168
      Gain on sale of investments available-for-sale ............................              (8)            (184)            (127)
      Equity in undistributed earnings of subsidiaries ..........................          (6,499)          (6,552)          (5,120)
      Net increase (decrease) in other assets and other liabilities .............             207             (731)             986
                                                                                         --------         --------         --------
Net cash provided by operating activities .......................................           4,609            2,742            4,114
                                                                                         --------         --------         --------

Investing activities
      Purchases of investment securities available-for-sale .....................            (198)            (176)            (221)
      Proceeds from sales, maturities and prepayments of securities
            available-for-sale ..................................................              59              484              198
      Proceeds from maturities of securities held-to-maturity ...................               3                3                3
      Payment for land purchase .................................................               0             (160)               0
      Acquisition of minority interest ..........................................            (236)             (14)            (171)
                                                                                         --------         --------         --------
Net cash provided in investing activities .......................................            (372)             137             (191)
                                                                                         --------         --------         --------

Financing activities
      Proceeds from exercise of stock options and other stock issued ............           1,532              553              748
      Treasury stock purchased ..................................................               0                0             (268)
      Principal reductions on notes payable .....................................            (216)             (82)          (1,500)
      Proceeds on note payable ..................................................               0              222                0
      Cash dividends paid to stockholders .......................................          (4,144)          (3,309)          (2,258)
                                                                                         --------         --------         --------
Net cash used in financing activities ...........................................          (2,828)          (2,616)          (3,278)
                                                                                         --------         --------         --------
Net increase in cash and cash equivalents .......................................           1,409              263              645
Cash and cash equivalents at beginning of period ................................           1,676            1,413              768
                                                                                         --------         --------         --------
Cash and cash equivalents at end of period ......................................        $  3,085            1,676            1,413
                                                                                         ========         ========         ========

15.  Unaudited Quarterly Financial Data:

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                                                     Quarters Ended
                                                      -----------------------------------------------------------------------------
                                                      March 31, 1998        June 30, 1998      Sept. 30, 1998       Dec. 31, 1998
                                                      --------------        -------------      --------------       ---------------
Interest income ................................          $   12,635               12,839              12,914              12,693
Interest expense ...............................               5,625                5,687               5,583               5,309
Net earnings ...................................               2,635                2,665               2,656               2,788
Basic earnings per share [1] ...................                0.32                 0.33                0.32                0.33
Diluted earnings per share [1] .................                0.31                 0.32                0.32                0.33
Dividends per share [1] ........................                0.11                 0.12                0.13                0.21[3]
Market range high-low [1] ......................       $26.82-$21.14        $25.91-$24.09       $26.36-$22.79       $22.63-$18.88

                                                                                     Quarters Ended
                                                      -----------------------------------------------------------------------------
                                                      March 31, 1997        June 30, 1997      Sept. 30, 1997       Dec. 31, 1997
                                                      --------------        -------------      --------------       ---------------
Interest income ................................          $   11,765               12,299              12,618              12,699
Interest expense ...............................               5,357                5,518               5,648               5,611
Net earnings ...................................               2,186                2,514               2,549               2,805
Basic earnings per share [1] ...................                0.27                 0.31                0.32                0.34
Diluted earnings per share [1] .................                0.27                 0.31                0.31                0.33
Dividends per share [1] ........................                0.10                 0.11                0.11                0.15[2]
Market range high-low [1] ......................       $15.00-$14.09        $19.09-$13.86       $17.73-$15.91       $22.73-$16.93

                                                                                     Quarters Ended
                                                      -----------------------------------------------------------------------------
                                                      March 31, 1996        June 30, 1996      Sept. 30, 1996       Dec. 31, 1996
                                                      --------------        -------------      --------------       ---------------
Interest income ................................          $   10,989               11,303              11,668              11,955
Interest expense ...............................               4,941                5,012               5,204               5,364
Net earnings ...................................               2,222                2,396               1,694               1,895
Basic earnings per share [1] ...................                0.27                 0.30                0.22                0.24
Diluted earnings per share [1] .................                0.27                 0.29                0.22                0.24
Dividends per share [1] ........................                0.09                 0.10                0.10                0.10
Market range high-low [1] ......................       $12.39-$10.75        $13.56-$11.57       $15.30-$12.27       $15.30-$14.09

[1] Per share amounts adjusted to reflect effect of 10% stock dividend [2] Special dividend was paid at $.05 per share.
[3]  Special dividend was paid at $.08 per share.

16.  Fair Value of Financial Instruments:

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                                                  1998                              1997
----------------------------------------------------------------        --------------------------         -------------------------
                  (dollars in thousands)                                 Amount         Fair Value         Amount         Fair Value
----------------------------------------------------------------        --------        ----------         -------        ----------
Financial Assets:
Cash ...........................................................        $ 31,509           31,509           29,724           29,724
Federal funds sold .............................................           2,693            2,693            3,860            3,860
Interest bearing cash deposits .................................           2,450            2,450              595              595
Investment securities ..........................................          53,718           53,970           58,417           58,697
Mortgage-backed securities .....................................          44,344           44,344           57,108           57,135
Loans ..........................................................         494,249          501,506          466,917          472,876
FHLB and Federal Reserve Bank stock ............................          13,067           13,067           11,296           11,296

Financial Liabilities:
Deposits .......................................................        $444,459          445,507          404,349          404,068
Advances from the FHLB of Seattle ..............................         120,586          121,011          141,860          141,702
Repurchase agreements and other borrowed funds .................          18,357           18,357           29,610           29,610

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value approximates the book value of cash, federal funds sold and interest bearing cash accounts. For securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB and Federal Reserve Bank stock approximates the book value.

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

18.  Business combinations:

On December 31, 1996, the Company issued 1,145,599 shares of common stock in exchange for all of the outstanding stock of Missoula Bancshares, Inc., parent company of First Security Bank of Missoula. This business combination has been accounted for as a pooling-of-interests combination and, accordingly the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Missoula Bancshares, Inc.

On August 31, 1998, the Company issued 536,154 shares of common stock in exchange for all of the outstanding stock of HUB Financial Corporation (HUB), parent company of Valley Bank of Helena (Valley). As a result of this transaction, the Company acquired the majority interest, 86.5%, of Valley. This business combination has been accounted for as a pooling-of-interests combination and, accordingly the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of HUB.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                               Six months
                                                  ended           Years ended
                                              June 30, 1998       December 31,
                                               (unaudited)     1997         1998
                                              -------------   ------      ------
Net earnings of:
  Glacier Bancorp, Inc. ....................      $4,892       9,180       7,425
  HUB Financial Corporation ................         408         874         782
                                                  ------      ------      ------
                         Combined ..........      $5,300      10,054       8,207
                                                  ======      ======      ======

There were no transactions between the companies prior to the combination.

Also on August 31, 1998, the Company issued 83,761 shares of common stock in exchange for the minority interest of 13.5% of Valley. This business combination has been accounted for as a purchase and, accordingly, the consolidated statement of operations for the year ended December 31, 1998 includes the results of operations related to this minority interest commencing August 31, 1998 and the proportional interest of the net assets acquired have been restated to estimated fair value.

The premium paid over the historical carrying value of the net assets of the minority interest of Valley at the date of purchase was as follows (dollars in thousands):

Issuance of common shares ....................................           $2,199
Historical net assets acquired ...............................             (857)
                                                                         ------
Premium paid over historical carrying value - goodwill .......           $1,342
                                                                         ======

19.  Agreement to merge:

On October 20, 1998, the Company entered into a definitive agreement to acquire through an exchange of stock, Big Sky Western Bank, Big Sky, Montana (Big Sky). On January 20, 1999 the transaction was completed with 227,707 shares of Company stock issued for 100 percent of the outstanding stock of Big Sky. Big Sky will operate as an independent, wholly-owned subsidiary of the Company. The acquisition is being accounted for using the pooling-of-interests method. Transactions accounted for as a pooling-of-interests reflect the assets, liabilities, stockholders' equity, and results of operations of the separate entities as though the entities had been combined as of the earliest date reported.

The following unaudited pro forma data summarizes the combined results of operations of Glacier and Big Sky as if the combination had been consummated on December 31, 1998:

                                                   Years ended December 31,
--------------------------------------      ------------------------------------
          dollars in thousands                1998          1997          1996
--------------------------------------      -------       -------       -------
Interest income ......................      $53,678        51,686        47,697
Interest expense .....................       23,550        23,296        21,426
                                            -------       -------       -------
  Net interest income ................       30,128        28,390        26,271
                                            =======       =======       =======

Net earnings .........................      $10,914        10,236         8,329
                                            =======       =======       =======

Basic earnings per share .............      $  1.29          1.24          1.03

Diluted earnings per share ...........      $  1.26          1.22          1.01

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Proposal No. 1 - Election of Directors - Information with Respect to Nominees for Director and Continuing
Directors" - "Background of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 1999 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16(a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

Item 10. Executive Compensation

Information regarding "Executive Compensation" is set forth under the headings "Proposal No. 1 - Election of Directors - Compensation of Directors" and "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Proposal No. 1 - Election of Directors--Information with Respect to Nominees for Director and Continuing Directors," "Security Ownership of Certain Beneficial Owners and Management Executive Officers who are not Directors" and "Beneficial Owners" of the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information regarding "Certain Relationships and Related Transactions" is set forth under the heading "Transactions with Management" of the Company's Proxy Statement and is incorporated herein by reference.


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements and Financial Statement Schedules

(a) (1) and (2) Financial Statement Schedules

The financial statements and related documents listed in the index set forth in
Item 8 of this report are filed as part of this report.

All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                                   GLACIER BANCORP, INC.


                                                   By: /s/ Michael J. Blodnick
                                                       ------------------------
                                                       Michael J. Blodnick
                                                       President/CEO


PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1999, by the following persons in the capacities indicated.


/s/ Michael J. Blodnick                         President and Chief Executive
------------------------------                  Officer
Michael J. Blodnick


/s/ James H. Strosahl                           Executive Vice President and CFO
------------------------------                  (Principal Financial/Accounting
James H. Strosahl                               Officer)


Majority of the Board of Directors

/s/ Michael J. Blodnick                         President/CEO, and Director
------------------------------
Michael J. Blodnick

/s/ L. Peter Larson                             Director
------------------------------
L. Peter Larson

/s/ Darrel R. Martin                            Director
------------------------------
Darrel R. (Bill) Martin

/s/ F. Charles Mercord                          Director
------------------------------
F. Charles Mercord

/s/ Everit A. Sliter                            Director
------------------------------
Everit A. Sliter

/s/ Harold A. Tutvedt                           Director
------------------------------
Harold A. Tutvedt

/s/ William L. Bouchee                          Director
------------------------------
William L. Bouchee

/s/ Fred  J. Flanders                           Director
------------------------------
Fred J. Flanders

(1) The following exhibits are included as part of this Form 10-K:


     Exhibit No.              Exhibit
     -----------              -------

        3(a)    Amended and Restated Certificate of Incorporation
        3(b)    Amended and Restated Bylaws
        3(c)    Amendment to Bylaws dated November 25, 1998
        10(a)   1989 Incentive Stock Option Plan (2)
        10(b)   Employment Agreement dated August 31, 1996 between the Company,
                Glacier Bank and Michael J. Blodnick (3)
        10(c)   Employment Agreement dated August 31, 1996 between the Company,
                Glacier Bank and Stephen J. Van Helden (3)
        10(d)   Employment Agreement dated August 31, 1996 between the Company,
                Glacier Bank and James H. Strosahl (3)
        10(f)   Employment Agreement dated August 9, 1996 between First Security
                Bank and William L. Bouchee (4)
        10(g)   Employment Agreement dated December 30, 1997 between Valley Bank of Helena and Fred J. Flanders(1)
        10(h)   1994 Director Stock Option Plan (5)
        10(i)   1995 Employee Stock Option Plan (6)
        10(j)   Deferred Compensation Plan (5)
        10(k)   Supplemental Executive Retirement Agreement (5)
        21      Subsidiaries of the Company -- See item 1, "Subsidiaries"
        23      Consent of KPMG LLP
        27      Financial Data Schedule

        (1) Incorporated by reference to exhibit 3.1 included in the Company's Registration Statement on Form S-4 (333-58503) declared effective July 16, 1998
        (2) Incorporated by reference to exhibit 10(a) included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.
        (3) Incorporated by reference to exhibits 10(c), 10(d) and 10(f) included in the Company's Form 10-K for the fiscal year ended December 31, 1996.
        (4) Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 333-13595) declared effective on October 16, 1996.
        (5) Incorporated by reference to Exhibits 10(i), 10(k) and 10(h), included in the Company's Form 10-K for the fiscal year ended December 31, 1995.
        (6) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).