Form 10-K/A
period 1998-12-31
GLACIER BANCORP INC
filed 1999-03-30
CIK 868671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20522

                                   FORM 10-K/A

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE 000-18911


                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   81-0519541
        (State or other jurisdiction                    (IRS employer
     of incorporation or organization)                Identification No.)

       49 Commons Loop, Kalispell, MT                        59901
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

Retention of a portion of Glacier Bancorp, Inc.'s earnings results in stockholders equity at December 31, 1998 of $74,937,000, or 11.2% of assets, which compares with $64,775,000, or 10.0% of assets at December 31, 1997. Earnings retention, and increases resulting from the exercise of stock options and acquisitions, has outpaced the increase in assets of $17,984,000, or 2.8%, during 1998. The stockholder's equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

Financial Condition

For the year ended December 31, 1998, consolidated assets increased $17,984,000, or 2.8% over the prior year. The following table summarizes the Company's major asset and liability components as a percentage of total assets at December 31, 1998, 1997, and 1996.

                       Major Balance Sheet Components as a
                           Percentage of Total Assets



                                                         December 31,
                                                   -----------------------
                                                    1998    1997      1996
                                                   ------   -----    -----
Assets:
   Cash, and Cash Equivalents,
   Investment securities, FHLB and
   Federal Reserve Stock .........................  22.2%    24.8%    28.0%
   Real Estate Loans .............................  30.0%    32.7%    34.1%
   Commercial Loans ..............................  27.4%    21.7%    19.4%
   Installment and Other Loans ...................  16.7%    17.6%    17.1%
   Other Assets ..................................   3.7%     3.2%     1.4%
                                                   ------   -----    -----
                                                   100.0%   100.0%   100.0%
                                                   =====    =====    =====
Liabilities and Stockholder's Equity:
   Deposit Accounts ..............................  66.7%    62.3%    61.1%
   FHLB Advances .................................  18.1%    21.9%    24.2%
   Other Borrowings and Repurchase Agreements ....   2.8%     4.6%     2.9%
   Other Liabilities .............................   1.2%     1.2%     2.6%
   Stockholders' Equity ..........................  11.2%    10.0%     9.3%
                                                   -----    -----    -----
                                                   100.0%   100.0%   100.0%
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

       Interest Rate Sensitivity and Gap Analysis as of December 31, 1998


                                                             Projected maturity or repricing
                                              ----------------------------------------------------------------
                                                0-6         6-12       1-5     More than  Non-rate
                                               Months      Months     years     5 years   Sensitive    Total
                (dollars in thousands)        --------    --------   --------   --------  ---------   --------
Assets:
                 Interest bearing deposits    $  5,143           0          0          0          0      5,143
                 Investment securities ....      3,184       2,088      6,961     41,485          0     53,718
                 Mortgage-backed securities      4,611       4,770     31,302      3,661          0     44,344
                 Floating rate loans ......    147,276      12,980     61,672      1,107          0    223,035
                 Fixed rate loans .........     31,976      15,446     90,498    138,139          0    276,059
                 Other earning assets .....     11,848        --         --        1,219       --       13,067
                 Non-earning assets .......       --          --         --         --       51,285     51,285
                                              --------    --------   --------   --------   --------   --------
Total Assets ..............................   $204,038      35,284    190,433    185,611     51,285    666,651
                                              ========    ========   ========   ========   ========   ========
Liabilities and Equity:
                 Deposits .................    154,326      31,893     83,980    174,260          0    444,459
                 FHLB advances ............     14,632      11,745     75,098     19,110          0    120,586
                 Other purchased funds ....     18,357           0          0          0          0     18,357
                 Other liabilities ........       --             0          0          0      8,312      8,312
                 Equity ...................       --          --         --         --       74,937     74,937
                                              --------    --------   --------   --------   --------   --------
Total liabilities and equity ..............   $187,316      43,638    159,078    193,370     83,249    666,651
                                              ========    ========   ========   ========   ========   ========

Gap Earnings Sensitivity (1) ..............   $     51

Gap Earnings Sensitivity Ratio (2) ........   $   0.48%

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

                                                                              December 31, [1]
                                                                           ----------------------
For the year ended:                                                         1998    1997    1996
                                                                           ------  ------  ------
Combined weighted average yield on loans and investments [2] .........      8.41%   8.58%   8.54%
Combined weighted average rate paid on savings deposits and borrowings      4.52%   4.65%   4.63%
Net interest  spread .................................................      3.89%   3.93%   3.91%
  Net interest margin [3] ............................................      4.79%   4.76%   4.76%

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

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Financial Condition

Total assets increased $17,984,000, or 2.8% as compared to December 31, 1997. Net loans outstanding increased 5.8%, or $27,332,000 with the largest increase occurring in the commercial classification which increased $42,835,000, or 30%. Real estate loans decreased $11,843,000 or 5.6% the result of management's decision to not retain long-term mortgages in the portfolio in the current low interest rate environment. Consumer loans decreased $2,842,000, or 2.5%, the result of selling the credit card portfolio. Investment securities decreased $17,463,000, or 15.1%. With the flat yield curve during 1998 there were limited attractive investment opportunities.

Total liabilities increased $7,822,000, or 1.3%, with interest bearing deposits up $32,387,000, or 10.1%, and non-interest bearing deposits up $7,723,000, or 9.1%. Federal Home Loan Bank advances decreased $21,274,000, or 15.0%. Securities sold under repurchase agreements and other borrowed funds were down $11,253,000, or 38.0%.

Total stockholders' equity increased $10,162,000, or 15.7%, the result of earnings retention, the additional shares issued to minority stockholders of Valley Bank of Helena, and the effect of stock options exercised.

Results of Operations

Interest Income - Interest income was $51,081,000 compared to $49,381,000 for the years ended December 31, 1998 and 1997, respectively, a $1,700,000, or 3.4% increase. The weighted average yield on the loan and investment portfolios decreased from 8.58% to 8.41%. This decrease in yield was offset by increased volumes in loans, and the change in loan mix from real estate loans to higher yielding commercial loans, increasing interest income.

Interest Expense - Interest expense was $22,204,000 for the year ended December 31, 1998, up slightly from $22,134,000 in 1997, a $70,000 increase. The increase is due to higher balances in interest bearing deposits, which was largely offset by lower amounts outstanding in Federal Home Loan Bank advances, repurchase agreements and other borrowed funds during 1998. The increased balances in non-interest bearing deposits reduced the need for interest bearing funding which also reduced interest expense.

Net Interest Income - Net interest income was $28,877,000 compared to $27,247,000 in 1997, an increase of $1,630,000, or 6.0%, the net result of the items discussed in the above paragraphs. Net interest income was up in 1998, however, aggressive competition for loans and deposits may have an adverse effect on net interest income in 1999.

Provision for Loan Losses - The provision for loan losses was $1,490,000 for 1998, up from $807,000 for 1997. Total loans charged off, net of recoveries, were $672,000 in 1998, up from the $495,000 experienced in 1997. The allowance for loan losses balance was $4,845,000 at December 31, 1998, up from $4,027,000 at December 31, 1997, an increase of $818,000. At December 31, 1998, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,795,000 or .42% of total assets; compared to $1,620,000 or .25% of total assets at December 31, 1997. The reserve for loan losses as a percentage of loans increased to .97% from .86% at December 31, 1998 and December 31, 1997, respectively. The allowance for loan losses was increased primarily because of the changing mix of loans from residential real estate to more commercial loans, which historically carry additional credit risk.

Non-interest income - Total non-interest income of $11,259,000 was up $1,644,000, or 17.1% from 1997. Loan fees and charges were $891,000 greater than the prior year. Most of this increase came from the large volume of real estate lending activity resulting from low mortgage rates. An increase in mortgage rates in 1999 could slow down refinance activity which may result in reduced non-interest income from mortgage originations.

 Increased volumes in deposit accounts was the reason for the $115,000 increase in service charges and other fees. Other income, which includes a gain on the sale of the credit card portfolio of $457,000, and $102,000 from the sale of the trust business, increased $802,000.

Non-interest expense - Total non-interest expense increased from $20,093,000 to $21,606,000 an increase of $1,513,000, or 7.5%. Of this increase $749,000 was from merger and reorganization expenses, leaving an increase of $764,000, or 3.8%. Compensation, employee benefits, and related expenses increased $325,000, or 3.1% from 1997. Occupancy expense increased $322,000, or 14.2% from 1997. The change to an in-house data center, a new branch of Valley Bank of Helena, and a new branch and corporate office building in Kalispell were the main reasons for the increase. Data processing expense decreased $95,000, the result of bringing more data processing services in-house during 1998. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), excluding the merger expenses, was 52% in 1998, down from 54% in 1997, as compared with similar sized bank holding companies nationally which average about 62%.

      Year Ended December 31, 1997 compared to Year Ended December 31, 1996

Financial condition

Total assets increased $40,200,000 or 6.6% as compared to December 31, 1996. Net loans outstanding increased 8.7%, or $37,555,000 with the largest increase occurring in the commercial classification which increased $23,227,000, or 19%, followed by installment loans which increased $9,992,000, or 9.5%. Real estate loans increased $4,648,000, or 2.2% a result of a significant portion of the loan production being sold. Investment securities decreased $2,221,000, or 1.9%. The flat yield curve provided little opportunity to achieve reasonable spreads in the investment portfolio so funds were used to pay down the FHLB borrowings rather than growing investments.

Total liabilities increased $31,803,000, or 5.8% with interest bearing deposits up $21,720,000, or 7.3%, and non-interest bearing deposits up $10,071,000, or 13.4%. Federal Home Loan Bank advances decreased $5,356,000, or 3.6%. Securities sold under repurchase agreements and other borrowed funds were up $12,089,000, or 69.0%.

Funding sources are utilized based on the lowest cost available, which results in changes from one accounting period to the next.

Total stockholder's equity increased $8,308,000, or 14.7%, primarily the result of earnings retention, and by an increase in the net unrealized gains on securities available-for-sale of $1,172,000.

Results of Operations

Interest Income - Interest income was $49,381,000 compared to $45,915,000 for the years ended December 31, 1997 and 1996, respectively, a $3,466,000, or 7.5% increase. The weighted average yield on the loan and investment portfolios increased slightly from 8.54% to 8.58%. This increase in yield and increased volumes in loans, resulted in the increased interest income. Interest rates were lower at the end of 1997 than early in the year, with little slope in the yield curve.

Interest Expense - Interest expense was $22,134,000 for the year ended December 31, 1997, up from $20,521,000 in 1996, a $1,613,000, or 7.9% increase. The increase is due to higher balances in interest bearing deposits, increases in amounts outstanding in repurchase agreements and other borrowed funds during 1997. This increase was partially offset by reduced Federal Home Loan Bank borrowings.

Net Interest Income - Net interest income was $27,247,000 compared to $25,394,000 in 1996, an increase of $1,853,000, or 7.3%, the net result of the items discussed in the above paragraphs.

Provision for Loan Losses - The provision for loan losses was $807,000 for 1997, down from $880,000 for 1996. Total loans charged off, net of recoveries, were $495,000 in 1997, lower than the $696,000 experienced in 1996. The allowance for loan losses balance was $4,027,000 at December 31, 1997, up from $3,715,000 at December 31, 1996, an increase of $312,000. At December 31, 1997, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property), totaled $1,620,000 , or .25% of total assets; compared to $1,913,000, or .31% of total assets at December 31, 1996.

Non-interest income - Total non-interest income of $9,615,000 increased by $75,000 from 1996. Increases in service charges and other fees which were $356,000 greater than the prior year were mostly offset by a reduction in other income of $354,000, primarily from a reduction in commissions on insurance sales, and non-recurring recoveries of charged off interest in 1996.

Non-interest expense - Total non-interest expense decreased from $20,215,000 to $20,093,000, a decrease of $122,000, or .6%. Of this decrease $947,000 was from the FDIC SAIF insurance assessment expensed in 1996, and $531,000 was from merger expenses, leaving an increase from operations of $1,356,000. Compensation, employee benefits, and related expenses increased $730,000, or 7.4% from 1996 the result of staffing five new branches and other growth related staffing additions, plus other normal cost increases. Occupancy expense increased $243,000, or 12.0% from 1996 primarily the result of adding the new branches. Data processing expense was up $116,000, or 13.2%, from volume increases. Following the one-time FDIC assessment in 1996 the rates on FDIC insurance were reduced in 1996 which resulted in a reduction in expense of $226,000, or 64.4%. Other expenses increased $281,000, or 4.4% from 1996, primarily from increased marketing costs, and other expenses related to the new branches. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), excluding the merger and the FDIC assessment, was 54% in 1997, up from 53% in 1996, as compared with similar sized bank holding companies nationally which average about 62%.

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

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.


                                     GLACIER BANCORP, INC.


PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999, by the following persons in the capacities indicated.

/s/ James H. Strosahl                Executive Vice President and CFO
---------------------------          (Principal Financial/Accounting Officer)
James H. Strosahl