Form 10-Q
period 1999-03-31
GLACIER BANCORP INC
filed 1999-05-17
CIK 868671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _________________

COMMISSION FILE   0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


 49 Commons Loop, Kalispell, Montana                               59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (406) 756-4200
--------------------------------------------------------------------------------

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of Registrant's common stock outstanding on May 7, 1999, was 8,654,106. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          Quarterly Report on Form 10-Q



                                      Index
                                                                          Page #
                                                                          ------

Part I.      Financial Information

    Item 1 - Financial Statements

             Consolidated Condensed Statements of Financial Condition -
             March 31, 1999, December 31, and March 31, 1998 (unaudited)     3

             Consolidated Condensed Statements of Operations -
             Three months ended March 31, 1999 and 1998  (unaudited)         4

             Consolidated Condensed Statements of Cash Flows -
             Three months ended March 31, 1999 and 1998  (unaudited)         5

             Notes to Consolidated Condensed Financial Statements            6

    Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results of Operations              10

    Item 3 - Quantitative and Qualitative Disclosure about Market Risk      16

Part II.     Other Information                                              17

Signatures                                                                  17

                                            GLACIER BANCORP, INC.
                            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------
(Unaudited - dollars in thousands except per share data)                            March 31,   December 31,  March 31,
--------------------------------------------------------                              1999         1998         1998
                                                                                    ---------   ------------  ---------
Assets:
Cash on hand and in banks .......................................................  $   29,315       33,806       31,796
Federal funds sold ..............................................................           0        5,883       11,232
Interest bearing cash deposits ..................................................       8,586        2,494          400
                                                                                   ----------   ----------   ----------
         Cash and cash equivalents ..............................................      37,901       42,183       43,428
                                                                                   ----------   ----------   ----------
Investments:
         Investment securities, held-to-maturity ................................           0        8,272        9,980
         Investment securities, available-for-sale ..............................      56,304       50,618       50,320
         Mortgage backed securities, held-to-maturity ...........................           0            0           40
         Mortgage backed securities, available-for-sale .........................      83,752       46,596       51,139
                                                                                   ----------   ----------   ----------
              Total Investments .................................................     140,056      105,486      111,479
                                                                                   ----------   ----------   ----------
Net loans receivable:
         Real estate loans ......................................................     201,063      215,271      221,460
         Commercial Loans .......................................................     204,770      194,321      169,488
         Installment and other loans ............................................     114,149      113,749      115,927
         Allowance for losses ...................................................      (5,421)      (5,133)      (4,406)
                                                                                   ----------   ----------   ----------
              Total Loans, net ..................................................     514,561      518,208      502,469
                                                                                   ----------   ----------   ----------

Premises and equipment, net .....................................................      17,382       17,382       15,499
Real estate and other assets owned ..............................................         106          151          152
Federal Home Loan Bank of Seattle stock, at cost ................................      13,031       12,366       11,655
Federal Reserve stock, at cost ..................................................       1,430        1,219        1,067
Accrued interest receivable .....................................................       4,394        4,348        4,321
Goodwill, net ...................................................................       2,545        2,601        1,386
Other assets ....................................................................       2,160        2,083        1,866
                                                                                   ----------   ----------   ----------
                                                                                   $  733,566      706,027      693,322
                                                                                   ==========   ==========   ==========

Liabilities and stockholders' equity:
Deposits - non-interest bearing .................................................  $   98,128      100,177       91,683
Deposits - interest bearing .....................................................     373,874      375,667      348,999
Advances from Federal Home Loan Bank of Seattle .................................     153,675      124,886      155,063
Securities sold under agreements to repurchase ..................................      16,839       17,239       14,720
Other borrowed funds ............................................................       1,741        1,468        2,715
Accrued interest payable ........................................................       2,354        2,278        2,383
Current income taxes ............................................................       1,380            0        1,914
Deferred income taxes ...........................................................       1,355        1,601        1,787
Other liabilities ...............................................................       3,980        4,588        3,281
Minority Interest ...............................................................         319          313        1,117
                                                                                   ----------   ----------   ----------
         Total liabilities ......................................................     653,645      628,217      623,662
                                                                                   ----------   ----------   ----------

Common stock, $.01 par value per share (1) ......................................          87           86           84
Paid-in capital .................................................................      60,709       60,104       38,750
Retained earnings - substantially restricted ....................................      18,021       16,424       29,753
Accumulated other comprehensive earnings ........................................       1,104        1,196        1,073
                                                                                   ----------   ----------   ----------
         Total stockholders' equity .............................................      79,921       77,810       69,660
                                                                                   ----------   ----------   ----------
                                                                                   $  733,566      706,027      693,322
                                                                                   ==========   ==========   ==========
         Book value per share ...................................................  $     9.24         9.05         8.31
                                                                                   ==========   ==========   ==========

(1) Number of shares outstanding adjusted for 10% stock dividend in 1998.

    Total shares outstanding at end of period                                       8,651,318    8,595,622    8,381,379

See accompanying notes to consolidated condensed financial statements.

                                       Glacier Bancorp, Inc.
                           Consolidated Condensed Statements of Operations
---------------------------------------------------------------------------------------------------------
(unaudited - dollars in thousands except per share data)                 Three months ended March 31,
--------------------------------------------------------              -----------------------------------
                                                                         1999                     1998
                                                                      ----------               ----------
Interest income:
            Real estate loans ..................................      $    4,156                    4,560
            Commercial loans ...................................           4,385                    3,715
            Consumer and other loans ...........................           2,620                    2,808
            Investment securities ..............................           1,900                    2,157
                                                                      ----------               ----------
                  Total interest income ........................          13,061                   13,240
                                                                      ----------               ----------

Interest expense:
            Deposits ...........................................           3,448                    3,553
            Advances ...........................................           1,832                    2,113
            Repurchase agreements ..............................             185                      210
            Other borrowed funds ...............................              22                       60
                                                                      ----------               ----------
                  Total interest expense .......................           5,487                    5,936
                                                                      ----------               ----------

Net interest income ............................................           7,574                    7,304
            Provision for loan losses ..........................             322                      235
                                                                      ----------               ----------
Net Interest Income after provision for loan losses ............           7,252                    7,069
                                                                      ----------               ----------

Non-interest income:
            Loan fees and service charges ......................           2,480                    2,405
            Gains on sale of investments .......................               2                       12
            Other income .......................................             323                      256
                                                                      ----------               ----------
                 Total fees and other income ...................           2,805                    2,673
                                                                      ----------               ----------
Non-interest expense:
            Compensation, employee benefits
                   and related expenses ........................           3,048                    2,806
            Occupancy expense ..................................             780                      632
            Data processing expense ............................             179                      274
            Other expenses .....................................           1,604                    1,721
            Minority interest ..................................              11                       49
                                                                      ----------               ----------
                 Total non-interest expense ....................           5,622                    5,482
                                                                      ----------               ----------

Earnings before income taxes ...................................           4,435                    4,260

Federal and state income tax expense ...........................           1,541                    1,566
                                                                      ----------               ----------
Net earnings ...................................................      $    2,894                    2,694
                                                                      ==========               ==========

Basic earnings per share (1) ...................................      $     0.34                     0.32
Diluted earnings per share (1) .................................            0.33                     0.31
Dividends declared per share (1) ...............................            0.15                     0.11
Return on average assets (annualized) ..........................            1.62%                    1.57%
Return on beginning equity (annualized) ........................           14.88%                   15.92%
Average outstanding shares - basic (1) .........................       8,618,086                8,360,887
Average outstanding shares - diluted (1) .......................       8,707,541                8,556,242

(1) Adjusted for 10% stock dividend in 1998.

See accompanying notes to consolidated condensed financial statements.

                                   Consolidated Statements of Cash Flows

                                                                                        Three months ended March 31,
                                                                                        ----------------------------
                                  (dollars in thousands)                                  1999                1998
                                                                                        --------            --------
OPERATING ACTIVITIES:
   Net earnings ....................................................................    $  2,894               2,694
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Mortgage loans held for sale originated or acquired ...........................     (34,050)            (38,887)
     Proceeds from sales of mortgage loans held for sale ...........................      39,398              32,182
     Provision for loan losses .....................................................         322                 232
     Depreciation of premises and equipment ........................................         360                 269
     Amortization of goodwill ......................................................          56                  32
     Amortization of investment securities premiums and discounts, net .............         228                  72
     Net decrease in deferred income taxes .........................................        (199)                (28)
     Net (increase) decrease in accrued interest receivable ........................         (46)                155
     Net increase in accrued interest payable ......................................          76                 462
     Net increase in current income taxes ..........................................       1,653               1,608
     Net (increase) decrease in other assets .......................................        (350)                 32
     Net (decrease) increase in other liabilities and minority interest ............        (602)              1,888
     FHLB stock dividends ..........................................................        (237)               (197)
                                                                                        --------            --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................       9,503                 514
                                                                                        --------            --------

INVESTING ACTIVITIES:
   Proceeds from maturities and prepayments of investment
       securities available-for-sale ...............................................       6,610               9,443
   Purchases of investment securities available-for-sale ...........................     (41,547)             (5,113)
   Proceeds from maturities and prepayments of investment
       securities held-to-maturity .................................................           0               6,105
   Purchases of investment securities held-to-maturity .............................           0                 (70)
   Principal collected on installment and commercial loans .........................      47,027              39,596
   Installment and commercial loans originated or acquired .........................     (60,160)            (59,882)
   Proceeds from sales of commercial loans .........................................       2,249                 623
   Principal collections on mortgage loans .........................................      27,280              18,632
   Mortgage loans originated or acquired ...........................................     (18,419)             (8,746)
   Net proceeds from sales (acquisition) of real estate owned ......................          45                 (31)
   Net purchase of FHLB and FRB stock ..............................................        (639)               (748)
   Net addition of premises and equipment ..........................................        (360)             (1,046)
   Acquisition of minority interest ................................................           0                (283)
                                                                                        --------            --------
        NET CASH USED IN INVESTING ACTIVITIES ......................................     (37,914)             (1,520)
                                                                                        --------            --------

FINANCING ACTIVITIES:
   Net (decrease) increase in deposits .............................................      (3,842)              9,456
   Net increase in FHLB advances and other borrowed funds ..........................      29,062               3,831
   Net decrease in securities sold under repurchase agreements .....................        (400)             (6,953)
   Cash dividends paid to stockholders .............................................      (1,297)             (1,067)
   Proceeds from exercise of stock options .........................................         606                 472
                                                                                        --------            --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................      24,129               5,739
                                                                                        --------            --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................      (4,282)              4,733
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................      42,183              38,695
                                                                                        --------            --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................    $ 37,901              43,428
                                                                                        ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:   Interest.....................................     $  5,411               5,369
                                      Income taxes.................................          161                 136


See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1)   Basis of Presentation:

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 1999, December 31, and March 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

     The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

2)   Organizational Structure:

     The Company is the parent company for seven subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a federal savings bank charter to a State of Montana commercial bank charter. On August 31, 1998, the acquisition of HUB Financial Corporation and Valley Bank of Helena was completed. Effective January 20, 1999, Big Sky Western Bank became a subsidiary of the Company. The pooling method of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At March 31, 1999, the Company owned 100%, 94%, 98%, 100%, 100%, 100% and 100% of Glacier, Whitefish, Eureka, Missoula, Helena, Big Sky and CFI, respectively. CFI provides full service brokerage services through Raymond James Financial Services, Inc.

     On January 20, 1999, the Company completed the acquisition of Big Sky Western Bank. Under the terms of the acquisition agreement, Big Sky became a wholly owned subsidiary of the Company, whereby shareholders of Big Sky received shares of the Company in exchange for their shares of Big Sky. Big Sky operates two offices in Gallatin County, Montana. The following abbreviated organizational chart illustrates the various relationships :

                            ------------------------
                             Glacier Bancorp, Inc.
                            (Parent Holding Company)
                            ------------------------
                                        |
-------------------------------------------------------------------------------
   Glacier Bank     First Security Bank |    Glacier Bank        Glacier Bank
(Commercial Bank)       of Missoula     |    of Whitefish          of Eureka
                     (Commercial Bank)  |  (Commercial Bank)   (Commercial Bank)
-----------------   ------------------- |  -----------------   -----------------
                                        |
         ------------------------------------------------------------------
              Big Sky                 Valley Bank        Community First,
            Western Bank              of Helena               Inc.
         (Commercial Bank)        (Commercial Bank)    (Brokerage services)
         -----------------        -----------------    --------------------

3)   Stock Dividend:

     On August 27, 1998, a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods proceeding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)   Ratios:

     Return on average assets was calculated based on the average of the total assets for the period. Return on beginning equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)   Cash Dividend Declared:

     On March 24, 1999, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on April 8, 1999, payable on April 22, 1999.

6)   Computation of Earnings Per Share:

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the stock dividend. The following schedule contains the data used in the calculation of basic and diluted earnings per share.

                                                    Three months ended        Three Months ended
                                                      March 31, 1999            March 31, 1998
                                                    ------------------        ------------------
Net income available to common stockholders,
basic and diluted ................................     $2,894,212                  2,693,718
                                                       ==========                 ==========

Average outstanding shares - basic ...............      8,618,086                  8,360,887
Add: dilutive stock options ......................         89,455                    195,356
                                                       ----------                 ----------
Average outstanding shares - diluted .............      8,707,541                  8,556,242
                                                       ==========                 ==========

Basic earnings per share .........................     $      .34                        .32
                                                       ==========                 ==========
Diluted earnings per share .......................     $      .33                        .31
                                                       ==========                 ==========

7)   Investments:

     A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                                           Investment Securities as of March 31, 1999

                                                                                                Gross Unrealized           Estimated
-----------------------------------------------------------     Weighted    Amortized       ------------------------         Fair
                  (dollars in thousands)                         yield        Cost           Gains           Losses          Value
----------------------------------------------------------      ---------------------       --------        --------       ---------
U.S. Government and Federal Agencies:
   maturing within one year ..............................       7.89%       $  4,158             50               0           4,208
   maturing one year through five years ..................       6.22%          6,602            124               0           6,726
   maturing after ten years ..............................       6.49%          1,359              9              (1)          1,367
                                                                 ----        --------       --------        --------        --------
                                                                 6.82%         12,119            183              (1)         12,301
                                                                 ----        --------       --------        --------        --------

State and Local Governments and other issues:
   maturing within one year ..............................       6.84%       $    802              4               0             806
   maturing one year through five years ..................       5.34%            974             35               0           1,009
   maturing five years through ten years .................       5.17%          2,463            113               0           2,576
   maturing after ten years ..............................       5.23%         38,428          1,561            (378)         39,611
                                                                 ----        --------       --------        --------        --------
                                                                 5.26%         42,667          1,713            (378)         44,002
                                                                 ----        --------       --------        --------        --------

Mortgage-Backed Securities ...............................       7.54%         15,029            460             (82)         15,407

Real Estate Mortgage Investment Conduits .................       7.24%         68,360            257            (271)         68,346

                                                                 ----        --------       --------        --------        --------
      Total Securities ...................................       6.45%       $138,175          2,613            (732)        140,056
                                                                 ====        ========       ========        ========        ========

     Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the consolidated statement of financial condition of this reclassification was an increase in total assets of $288,000, deferred tax liabilities of $98,000 and unrealized gains on securities available-for-sale of $190,000.

                                          Investment Securities as of December 31, 1998

                                                                                                 Gross Unrealized          Estimated
---------------------------------------------------------      Weighted     Amortized        -----------------------          Fair
                  (dollars in thousands)                         yield         Cost           Gains           Losses         Value
---------------------------------------------------------     -----------------------        -------         -------       ---------

---------------------------------------------------------
                     Held-to-Maturity
---------------------------------------------------------
U.S. Government and Federal Agencies:
   maturing within one year .............................        7.90%        $ 3,010             63               0           3,073
   maturing one year through five years .................        7.10%          1,237             66               0           1,303
                                                                 ----         -------        -------         -------         -------
                                                                 7.67%          4,247            129               0           4,376
                                                                 ----         -------        -------         -------         -------

State and Local Governments and other issues:
   maturing within one year .............................        5.50%            552              5               0             557
   maturing one year through five years .................        5.56%            811             24               0             835
   maturing five years through ten years ................        5.01%          1,222             44               0           1,266
   maturing after ten years .............................        5.67%          1,440             86               0           1,526
                                                                 ----         -------        -------         -------         -------
                                                                 5.42%          4,025            159               0           4,184
                                                                 ----         -------        -------         -------         -------

       Total Held-to-Maturity Securities ................        6.58%        $ 8,272            288               0           8,560
                                                                 ====         =======        =======         =======         =======

---------------------------------------------------------
                    Available-for-Sale
---------------------------------------------------------
U.S. Government and Federal Agencies:
   maturing within one year .............................        5.88%        $ 2,676              9              (1)          2,684
   maturing one year through five years .................        5.91%          5,993             79                           6,072
   maturing after ten years .............................        6.51%          1,816             10              (1)          1,825
                                                                 ----         -------        -------         -------         -------
                                                                 6.01%         10,485             98              (2)         10,581
                                                                 ----         -------        -------         -------         -------

State and Local Governments and other issues:
   maturing within one year .............................        6.88%        $   250              0               0             250
   maturing one year through five years .................        6.00%            100              7                             107
   maturing five years through ten years ................        5.06%          1,167             69               0           1,236
   maturing after ten years .............................        5.30%         37,173          1,590            (319)         38,444
                                                                 ----         -------        -------         -------         -------
                                                                 5.30%         38,690          1,666            (319)         40,037
                                                                 ----         -------        -------         -------         -------

Mortgage-Backed .........................................        7.56%         18,299            546             (63)         18,782
Securities

Real Estate Mortgage Investment Conduits ................        6.33%         27,715            184             (85)         27,814
                                                                 ----         -------        -------         -------         -------
       Total Available-for-Sale Securities ..............        6.03%        $95,189          2,494            (469)         97,214
                                                                 ====         =======        =======         =======         =======

8)   Stockholders' Equity:

     The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the company's compliance with those guidelines as of March 31, 1999:

                                                               Tier 1           Tier 2
                                                               (Core)           (Total)         Leverage
                    (dollars in thousands)                     Capital          Capital         Capital
---------------------------------------------------------     ---------        ---------       ---------
GAAP Capital ............................................     $  79,921        $  79,921       $  79,921
Goodwill ................................................        (2,545)          (2,545)         (2,545)
Net unrealized gains on securities
     available-for-sale .................................        (1,104)          (1,104)         (1,104)
Minority Interest........................................           319              319             319
Allowance for loan losses ...............................            --            5,421              --
                                                              ---------        ---------       ---------
Regulatory capital computed .............................     $  76,591        $  82,012       $  76,591
                                                              =========        =========       =========

Risk weighted assets ....................................     $ 466,358        $ 466,358
                                                              =========        =========

Total average assets ....................................                                      $ 713,839
                                                                                               =========

Capital as % of defined assets...........................         16.42%           17.59%          10.73%
Regulatory "well capitalized" requirement ...............          6.00%           10.00%           5.00%
                                                              ---------        ---------       ---------
Excess over "well capitalized" requirement...............         10.42%            7.59%           5.73%
                                                              =========        =========       =========

9)   Comprehensive Income:

     The Company's only component of comprehensive income is the unrealized gains and losses on available-for-sale securities.


                                                         For the quarter ended March 31,
                                                         -------------------------------
                                                               1999        1998
                                                             -------     -------
Net earnings ...........................................     $ 2,894       2,694
                                                             -------     -------
Unrealized holding losses arising during the period ....        (430)       (213)
Transfer from held-to-maturity .........................         288          --
Tax expense ............................................          49          72
                                                             -------     -------
     Net after tax .....................................         (93)       (141)
Less: reclassification adjustment for amounts
  included in net income ...............................           2          12
Tax expense ............................................          (1)         (4)
                                                             -------     -------
     Net after tax .....................................           1           8

     Net unrealized loss on securities .................         (92)       (133)
                                                             -------     -------
         Total comprehensive earnings ..................     $ 2,802       2,561
                                                             =======     =======

10)  Subsequent Events

     The Board of Directors, at their meeting held on April 28, 1999, declared a 10 percent stock dividend payable May 27, 1999 in common stock of the Company, to shareholders of record on May 18, 1999. Fractional shares will be paid in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1998 to March 31, 1999.

From March 31, 1998 total assets have grown $40.244 million, or 5.8 percent, to $733.566 million, and have increased $27.539 million, or 3.9 percent since December 31, 1998. This 1999 increase was primarily in investment growth of $34.6 million, or 32.7%. Investments were acquired at attractive yields to increase earnings using the strong equity of the Company. Total net loans have declined $3.6 million.

Real estate loans decreased $14.2 million during the period, while commercial loans increased $10.4 million, partially offsetting the decline in real estate loans. The decrease in real estate loans is the result of borrowers continuing to prepay loans in this low interest rate environment and the Company's decision to not retain long-term low-rate loans.

Loans sold to the secondary market amounted to $41.6 million and $32.8 million during the first three months of 1999 and 1998, respectively.

The amount of loans serviced for others on March 31, 1999 was $126.2 million.

Total deposits decreased $3.8 million, with $1.8 million of the decrease occurring in interest bearing deposits and $2.0 million from non-interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") increased $28.8 million while securities sold under repurchase agreements and other borrowed funds decreased $.1 million.

All six institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of March 31, 1999 (in thousands):

                                        Available line   Amount Used   Available
                                        --------------   -----------   ---------
    Glacier Bank .....................     $148,135         99,184       48,951
    Whitefish ........................        8,378          4,775        3,603
    Eureka ...........................        7,676          3,532        4,144
    Missoula .........................       33,955         18,400       15,555
    Helena ...........................       14,951          4,961        9,990
    Big Sky ..........................       12,153          7,300        4,853
                                           --------       --------     --------
                   Totals ............      225,248        138,152       87,096
                                           ========       ========     ========

Classified Assets and Reserves

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $2.0 million or .27% of total assets at March 31, 1999, as compared to $2.8 million, or .42% of total assets, as of December 31, 1998.

                                                         March 31, 1999   December 31, 1998
                                                         ----------------------------------
Total Allowance for Loan and Real Estate Owned Losses:    $5.4 million      $5.1 million

Allowance as a percentage of Total Loans:                 1.04%             .98%

Allowance as a percentage of Non-performing Assets:       276%              173%

Impaired Loans

As of March 31, 1999, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of March 31, 1999, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Results of Operations - The three months ended 3/31/99 compared to the three months ended 3/31/98.

Glacier Bancorp, Inc. reported record net income of $2.894 million, or basic earnings per share of $.34, for the first quarter of 1999, compared with $2.694 million, or basic earnings per share of $.32, for the same quarter of 1998. Return on average assets and return on beginning equity in the first quarter of 1999 were 1.62 percent and 14.88 percent, respectively, which compares to returns of 1.57 percent and 15.92 percent for the same quarter of 1998. The return on equity is lower in 1999 because stockholders' equity has increased $10.261 million, or 14.7 percent over the March 31, 1998 level and is a very strong 10.9 percent of assets.

Net Interest Income

Net interest income for the quarter was $7.574 million, an increase of $270,000, or 3.7 percent, over the same period in 1998. The reason for the increase was growth in net earning assets together with maintenance of net interest margin as a percentage of earning assets of 4.7 percent. Loan balances have increased $13.1 million from March 31, 1998, an increase of 2.6 percent. Consistent with management's strategy, there has been a significant shift in the mix of loans, with higher yielding commercial loans up $35.3 million, or 20.8 percent. Consumer loans are down $1.8 million, the result of the sale of $3.8 million in credit card loans which generally carried a higher credit risk, and real estate loans are down $20.4 million, or 9.2 percent, the result of prepayments and management's decision not to retain long-term low-rate mortgage loans. Total investments including mortgage backed securities, increased $28.6 million, or
25.6 percent, with most of the increase occurring towards the end of the current quarter. With a steeper yield curve investments have become more attractive. Total deposits increased $31.3 million, or 7.1 percent, with $6.4 million of the increase in non-interest bearing deposits.

Loan Loss Provision and Non-Performing Assets

The first quarter provision for loan losses was $322 thousand, up from $235 thousand during the same quarter in 1998 reflecting the changing mix of loans to more commercial which historically carry a greater degree of credit risk than residential real estate loans. Non-performing assets as a percentage of loans at March 31, 1999 were .27 percent, well below the average of the Company's peer group which was .78 percent at December 31, 1998, the most recent information available. The reserve for loan losses was 276 percent of non-performing assets as of March 31, 1999.

Non-interest Income

Non-interest income increased $131 thousand, or 4.9 percent from the first quarter of 1998. Service fees on deposit accounts was the largest portion of the increase.

Non-interest Expense

Non-interest expense increased by $140 thousand, or 2.5 percent, over the first quarter of 1998. Compensation and employee benefits increased $242 thousand, or
8.6 percent, resulting from staffing additions, commissions on loan originations, and other increases. Occupancy and equipment expense was up $148 thousand, or 23.4 percent, the result of bringing more data processing functions in-house, and additional expenses from the new branch/corporate office. Data processing expenses decreased $95 thousand, or 34.7 percent. Other expenses were down $117 thousand, or 6.8 percent. The rest of the expense reduction was the minority interest in subsidiaries which decreased by $38 thousand, resulting from the acquisition of the minority shares of the Valley Bank of Helena.

Acquisition of Big Sky Western Bank

On January 20, 1999 the pending acquisition of Big Sky Western Bank ("Big Sky"), with $42 million in assets, was completed. Big Sky brings a talented staff and a presence in the rapidly growing Big Sky and Bozeman markets to Glacier Bancorp, Inc.

The discussion above may include certain "forward looking statements" concerning the future operations of the Company. The Company is taking advantage of the "safe harbor" provisions of the Private Securities Litigation Reform act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." Management's ability to predict results of the effect of future plans in inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected.

Year 2000 Issues

The century date change for the Year 2000 is a serious issue that may impact virtually every organization including the Company. Many software programs are not able to recognize the Year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because the Company and its subsidiary banks interact with numerous customers, vendors and third party service providers who must also address the Year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

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

Testing. Updating and testing of the Company's and its subsidiary banks' automated systems is substantially completed as of March 31, 1999.

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

Risks Related to Year 2000 Issues

The year 2000 poses certain risks to the Company and its subsidiary banks and their operations. Some of these risks are present because the Company purchases technology and information systems applications from other parties who face Year 2000 challenges. Other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that the Company may face moving into the millennium, management has identified the following significant potential risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1998, the most recent information available, as compared to the 10% Board approved policy limit.

                                                       Estimated
                  Rate Change                       NII Sensitivity
                  -----------                       ---------------
                    +200 bp                              1.44%
                    -200 bp                             -1.99%

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

                                               GLACIER BANCORP, INC.


May 7, 1999                                       By ___________________________
                                                  Michael J. Blodnick
                                                  President/CEO




May 7, 1999                                       By ___________________________
                                                  James H. Strosahl
                                                  Executive Vice President/CFO