Form 10-Q
period 1999-06-30
GLACIER BANCORP INC
filed 1999-08-16
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to  _________________

COMMISSION FILE   0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)



49 Commons Loop, Kalispell, Montana                                        59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------



                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on July 29, 1999 was 9,535,287. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                           Page #
                                                                                           ------
PART I. FINANCIAL INFORMATION

        Item 1 - Financial Statements

               Consolidated Condensed Statements of Financial Condition -
               June 30, 1999, December 31, and June 30, 1998 (unaudited) ...........         3

               Consolidated Condensed Statements of Operations -
               Three months and six months ended June 30, 1999 and 1998  (unaudited)         4

               Consolidated Condensed Statements of Cash Flows -
               Six  months ended June  30, 1999 and 1998  (unaudited) ..............         5

               Notes to Consolidated Condensed Financial Statements ................         6

        Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results of Operations ...................        11

        Item 3 - Quantitative and Qualitative Disclosure about Market Risk .........        17

PART II. OTHER INFORMATION .........................................................        18

Signatures .........................................................................        19

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - $ in thousands except per share data)             JUNE 30,           DECEMBER 31,          JUNE 30,
                                                                 1999                1998                1998
                                                              -----------         -----------         -----------
ASSETS:
Cash on hand and in banks ............................        $    30,910              33,806              35,014
Federal funds sold ...................................              3,042               5,883               1,845
Interest bearing cash deposits .......................                218               2,494               8,348
                                                              -----------         -----------         -----------
       Cash and cash equivalents .....................             34,170              42,183              45,207
                                                              -----------         -----------         -----------
Investments:
       Investment securities, held-to-maturity .......                  0               8,272               3,498
       Investment securities, available-for-sale .....             56,397              50,618              55,836
       Mortgage backed securities, available-for-sale             132,134              46,596              46,655
                                                              -----------         -----------         -----------
            Total investments ........................            188,531             105,486             105,989
                                                              -----------         -----------         -----------
Net loans receivable:
       Real estate loans .............................            199,900             215,271             218,473
       Commercial Loans ..............................            231,746             194,321             185,300
       Installment and other loans ...................            126,680             113,749             117,025
       Allowance for losses ..........................             (5,652)             (5,133)             (4,782)
                                                              -----------         -----------         -----------
            Total loans, net .........................            552,674             518,208             516,016
                                                              -----------         -----------         -----------

Premises and equipment, net ..........................             17,674              17,382              16,065
Real estate and other assets owned ...................                264                 151                 348
Federal Home Loan Bank of Seattle stock, at cost .....             13,650              12,366              11,867
Federal Reserve stock, at cost .......................              1,430               1,219               1,067
Accrued interest receivable ..........................              4,576               4,348               4,204
Goodwill, net ........................................              2,489               2,601               1,352
Other assets .........................................              3,812               2,083               1,444
                                                              -----------         -----------         -----------
                                                              $   819,269             706,027             703,559
                                                              ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - non-interest bearing ......................        $   103,665             100,177              95,006
Deposits - interest bearing ..........................            367,268             375,667             360,533
Advances from Federal Home Loan Bank of Seattle ......            202,241             124,886             136,476
Securities sold under agreements to repurchase .......             49,113              17,239              18,784
Other borrowed funds .................................              9,939               1,468              11,032
Accrued interest payable .............................              2,675               2,278               2,406
Current income taxes .................................                121                   0                 417
Deferred income taxes ................................                891               1,601               1,877
Other liabilities ....................................              4,317               4,588               3,832
Minority interest ....................................                310                 313               1,140
                                                              -----------         -----------         -----------
       Total liabilities .............................            740,540             628,217             631,503
                                                              -----------         -----------         -----------

Common stock, $.01 par value per share (1) ...........                 95                  95                  93
Paid-in capital ......................................             80,686              60,104              37,871
Retained earnings (deficit) - substantially restricted               (312)             16,415              32,998
Accumulated other comprehensive earnings (loss) ......             (1,740)              1,196               1,094
                                                              -----------         -----------         -----------
       Total stockholders' equity ....................             78,729              77,810              72,056
                                                              -----------         -----------         -----------
                                                              $   819,269             706,027             703,559
                                                              ===========         ===========         ===========
       Book value per share ..........................        $      8.27                8.22                7.75
                                                              ===========         ===========         ===========
Total shares outstanding at
     end of period (1) ...............................          9,525,360           9,460,210           9,295,399


(1) Number of shares outstanding adjusted for 10% stock dividend in 1998 and 1999.

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


(unaudited - $ in thousands except per share data)         Three months ended June 30,             Six months ended June 30
--------------------------------------------------         ---------------------------             ------------------------
                                                              1999               1998               1999               1998
                                                           ----------         ----------         ----------         ----------
INTEREST INCOME:
       Real estate loans ..........................        $    3,889              4,593              8,045              9,153
       Commercial loans ...........................             4,718              4,017              9,103              7,732
       Consumer and other loans ...................             2,744              2,794              5,364              5,602
       Investment securities ......................             2,739              2,060              4,639              4,217
                                                           ----------         ----------         ----------         ----------
             Total interest income ................            14,090             13,464             27,151             26,704
                                                           ----------         ----------         ----------         ----------
INTEREST EXPENSE:
       Deposits ...................................             3,365              3,668              6,813              7,221
       Advances ...................................             2,250              2,065              4,082              4,178
       Repurchase agreements ......................               222                203                407                413
       Other borrowed funds .......................               162                 72                184                132
                                                           ----------         ----------         ----------         ----------
             Total interest expense ...............             5,999              6,008             11,486             11,944
                                                           ----------         ----------         ----------         ----------

NET INTEREST INCOME ...............................             8,091              7,456             15,665             14,760
       Provision for loan losses ..................               350                551                672                786
                                                           ----------         ----------         ----------         ----------
Net Interest Income after provision for loan losses             7,741              6,905             14,993             13,974
                                                           ----------         ----------         ----------         ----------

NON-INTEREST INCOME:
       Fees and service charges ...................             2,478              2,380              4,958              4,785
       Gains on sale of investments ...............                 1                  1                  3                 13
       Other income ...............................               220              1,032                543              1,288
                                                           ----------         ----------         ----------         ----------
            Total fees and other income ...........             2,699              3,413              5,504              6,086
                                                           ----------         ----------         ----------         ----------
NON-INTEREST EXPENSE:
       Compensation, employee benefits
              and related expenses ................             3,119              3,036              6,167              5,842
       Occupancy and equipment expense ............               783                690              1,563              1,322
       Other expenses .............................             1,922              2,192              3,705              4,187
       Minority interest ..........................                12                 50                 23                 99
                                                           ----------         ----------         ----------         ----------
            Total non-interest expense ............             5,836              5,968             11,458             11,450
                                                           ----------         ----------         ----------         ----------

EARNINGS BEFORE INCOME TAXES ......................             4,604              4,350              9,039              8,610

Federal and state income tax expense ..............             1,601              1,635              3,142              3,201
                                                           ----------         ----------         ----------         ----------
NET EARNINGS ......................................        $    3,003              2,715              5,897              5,409
                                                           ==========         ==========         ==========         ==========

Basic earnings per share (1) ......................              0.32               0.29               0.61               0.58
Diluted earnings per share (1) ....................              0.31               0.29               0.60               0.57
Dividends declared per share (1) ..................              0.15               0.11               0.29               0.21
Return on average assets (annualized) .............              1.63%              1.58%              1.60%              1.57%
Return on beginning equity (annualized) ...........             15.03%             16.04%             15.16%             15.98%
Average outstanding shares - basic (1) ............         9,520,719          9,255,828          9,500,307          9,226,401
Average outstanding shares - diluted (1) ..........         9,629,251          9,447,043          9,606,321          9,429,455


(1) Adjusted for stock dividends

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited - $ in thousands)                                                          Six months ended June 30,
----------------------------                                                          -------------------------
                                                                                        1999              1998
                                                                                     ---------         ---------
OPERATING ACTIVITIES:
       Net earnings .........................................................        $   5,897             5,409
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Mortgage loans held for sale originated or acquired ................          (63,048)          (71,198)
         Proceeds from sales of mortgage loans held for sale ................           70,340            67,223
         Provision for loan losses ..........................................              672               786
         Depreciation of premises and equipment .............................              723               763
         Amortization of goodwill ...........................................              112                66
         Amortization of investment securities premiums and discounts, net ..              405               (73)
         Net decrease in deferred income taxes ..............................              249                31
         Net (increase) decrease in accrued interest receivable .............             (228)              271
         Net increase in accrued interest payable ...........................              397               590
         Net increase in current income taxes ...............................              121               111
         Net (increase) decrease in other assets ............................             (787)              453
         Net  (decrease) increase in other liabilities and minority interest              (274)              896
         FHLB stock dividends ...............................................             (476)             (412)
                                                                                     ---------         ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES .......................           14,103             4,916
                                                                                     ---------         ---------

INVESTING ACTIVITIES:
       Proceeds from maturities and prepayments of investments
           available-for-sale ...............................................           14,590            14,460
       Purchases of investments available-for-sale ..........................         (102,878)           (5,826)
       Proceeds from maturities and prepayments of investments
           held-to-maturity .................................................                0             7,406
       Principal collected on installment and commercial loans ..............          103,875            73,226
       Installment and commercial loans originated or acquired ..............         (156,633)         (114,162)
       Proceeds from sales of commercial loans ..............................            2,249             4,185
       Principal collections on mortgage loans ..............................           62,433            47,566
       Mortgage loans originated or acquired ................................          (54,354)          (37,423)
       Net proceeds from sales (acquisition) of real estate owned ...........             (113)             (227)
       Net purchase of FHLB and FRB stock ...................................           (1,019)             (745)
       Net addition of premises and equipment ...............................           (1,015)           (2,107)
       Acquisition of minority interest .....................................                0              (283)
                                                                                     ---------         ---------
            NET CASH USED IN INVESTING ACTIVITIES ...........................         (132,865)          (13,930)
                                                                                     ---------         ---------

FINANCING ACTIVITIES:
       Net (decrease) increase in deposits ..................................           (4,911)           25,786
       Net increase (decrease) in FHLB advances and other borrowed funds ....           85,826            (6,439)
       Net increase (decrease) in securities sold under repurchase agreements           31,874            (2,889)
       Cash dividends paid to stockholders ..................................           (2,746)           (2,120)
       Proceeds from exercise of stock options ..............................              706             1,188
                                                                                     ---------         ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ........................          110,749            15,526
                                                                                     ---------         ---------
           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............           (8,013)            6,512
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................           42,183            38,695
                                                                                     ---------         ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................        $  34,170            45,207
                                                                                     =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for:              Interest................        $  11,089            11,354
                                                     Income taxes............            3,021             3,268



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)      Basis of Presentation:

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 1999, and June 30, 1998 and the results of operations for the six months and three months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

        The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the six months and three months ended June 30, 1999 are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

2)      Organizational Structure:

        The Company is the parent company for seven subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a federal savings bank charter to a State of Montana commercial bank charter. On August 31, 1998, the acquisition of HUB Financial Corporation and Valley Bank of Helena was completed. Effective January 20, 1999, Big Sky Western Bank became a subsidiary of the Company. The pooling method of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At June 30, 1999, the Company owned 100%, 94%, 98%, 100%, 100%, 100% and 100% of
        Glacier, Whitefish, Eureka, Missoula, Helena, Big Sky and CFI, respectively. CFI provides full service brokerage services through Raymond James Financial Services, Inc.

        On January 20, 1999, the Company completed the acquisition of Big Sky Western Bank. Under the terms of the acquisition agreement, Big Sky became a wholly owned subsidiary of the Company, whereby shareholders of Big Sky received shares of the Company in exchange for their shares of Big Sky. Big Sky operates three offices in Gallatin County, Montana. The following abbreviated organizational chart illustrates the various relationships :



                                  [FLOW CHART]

3)      Stock Dividend:

        On August 27, 1998 and May 27, 1999, a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods proceeding these dates have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)      Ratios:

        Return on average assets was calculated based on the average of the total assets for the period. Return on beginning equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)      Cash Dividend Declared:

        On June 30, 1999, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on July 13, 1999, payable on July 22, 1999.


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


                                              Three              Three              Six              Six
                                          months ended       months ended      months ended      months ended
                                          June 30, 1999      June 30, 1998    June 30, 1999      June 30, 1998
                                          -------------      -------------    -------------      -------------
Net income available to common
stockholders, basic and diluted ....        $3,002,554         2,715,023         5,896,766         5,408,741
                                            ==========         =========         =========         =========

Average outstanding shares - basic .         9,520,719         9,255,828         9,500,307         9,226,401
Add: dilutive stock options ........           108,532           191,215           106,014           203,054
                                             ---------         ---------         ---------         ---------
Average outstanding shares - diluted         9,629,251         9,447,043         9,606,321         9,429,455
                                             =========         =========         =========         =========
Basic earnings per share ...........        $      .32               .29               .61               .58
                                            ==========               ===               ===               ===
Diluted earnings per share .........        $      .31               .29               .60               .57
                                            ==========               ===               ===               ===


7)      Investments:

        A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                   INVESTMENT SECURITIES AS OF JUNE 30, 1999

                                                                                                                 Estimated
                                                      Weighted   Amortized          Gross Unrealized               Fair
            Dollars in thousands                        Yield       Cost          Gains          Losses           Value
            --------------------                        -----       ----          -----          ------           -----
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year ..................           6.81%       4,256             28               0           4,284
  maturing one year through five years ......           6.43%       3,400             43               0           3,443
  maturing after ten years ..................           4.87%       1,247              3              (3)          1,247
                                                        ----      -------          -----          ------         -------
                                                        6.39%       8,903             74              (3)          8,974
                                                        ----      -------          -----          ------         -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................           6.14%         421              2             (12)            411
  maturing one year through five years ......           5.16%       2,304             58              (1)          2,361
  maturing five years through ten years .....           5.07%       1,026             20               0           1,046
  maturing after ten years ..................           5.19%      43,892            734          (1,021)         43,605
                                                        ----      -------          -----          ------         -------
                                                        5.19%      47,643            814          (1,034)         47,423
                                                        ----      -------          -----          ------         -------

MORTGAGE-BACKED SECURITIES ..................           7.20%      30,588            303            (493)         30,398

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....           6.83%     104,260            233          (2,757)        101,736
                                                        ----      -------          -----          ------         -------
       Total Securities .....................           6.46%     191,394          1,424          (4,287)        188,531
                                                        ====      =======          =====          ======         =======



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

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1998

                                                                                    Gross Unrealized             Estimated
                                                      Weighted   Amortized        --------------------             Fair
             (dollars in thousands)                     yield      Cost           Gains         Losses             Value
             ----------------------                   --------   ----------       -----         ------           ---------
                HELD-TO-MATURITY
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............           7.90%     $ 3,010             63               0           3,073
      maturing one year through five years ..           7.10%       1,237             66               0           1,303
                                                        ----      -------          -----            ----          ------
                                                        7.67%       4,247            129               0           4,376
                                                        ----      -------          -----            ----          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............           5.50%         552              5               0             557
      maturing one year through five years ..           5.56%         811             24               0             835
      maturing five years through ten years .           5.01%       1,222             44               0           1,266
      maturing after ten years ..............           5.67%       1,440             86               0           1,526
                                                        ----      -------          -----            ----          ------
                                                        5.42%       4,025            159               0           4,184
                                                        ----      -------          -----            ----          ------
          TOTAL HELD-TO-MATURITY SECURITIES .           6.58%     $ 8,272            288               0           8,560
                                                        ====      =======          =====            ====          ======

               AVAILABLE-FOR-SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES:
      maturing within one year ..............           5.88%     $ 2,676              9              (1)          2,684
      maturing one year through five years ..           5.91%       5,993             79                           6,072
      maturing after ten years ..............           6.51%       1,816             10              (1)          1,825
                                                        ----      -------          -----            ----          ------
                                                        6.01%      10,485             98              (2)         10,581
                                                        ----      -------          -----            ----          ------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
      maturing within one year ..............           6.88%     $   250              0               0             250
      maturing one year through five years ..           6.00%         100              7                             107
      maturing five years through ten years .           5.06%       1,167             69               0           1,236
      maturing after ten years ..............           5.30%      37,173          1,590            (319)         38,444
                                                        ----      -------          -----            ----          ------
                                                        5.30%      38,690          1,666            (319)         40,037
                                                        ----      -------          -----            ----          ------

MORTGAGE-BACKED SECURITIES ..................           7.56%      18,299            546             (63)         18,782

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....           6.33%      27,715            184             (85)         27,814
                                                        ----      -------          -----            ----          ------
          TOTAL AVAILABLE-FOR-SALE SECURITIES           6.03%     $95,189          2,494            (469)         97,214
                                                        ====      =======          =====            ====          ======

8)  Stockholders' Equity:

    The May, 1999 stock dividend decreased retained earnings and increased common stock and paid in capital by $19,885 and resulted in a $312 deficit in retained earnings as of June 30, 1999. The transaction had no effect on total capital or capital adequacy.

    The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the company's compliance with those guidelines as of June 30, 1999:


                                                                          Tier 1 (Core)     Tier 2 (Total)       Leverage
          (dollars in thousands)                                             Capital            Capital           Capital
          ----------------------                                            ---------          ---------          ---------
GAAP Capital .......................................................        $  78,729          $  78,729          $  78,729
Goodwill ...........................................................           (2,489)            (2,489)            (2,489)
Net unrealized gains on securities
     available-for-sale ............................................                0                  0                  0
Minority Interest ..................................................              310                310                310
Allowance for loan losses ..........................................               --              5,652                 --
                                                                            ---------          ---------          ---------
Regulatory capital computed ........................................        $  76,550          $  82,202          $  76,550
                                                                            =========          =========          =========

Risk weighted assets ...............................................        $ 519,897          $ 519,897
                                                                            =========          =========

Total average assets ...............................................                                               $ 737,328
                                                                                                                   =========
Capital as % of defined assets .....................................            14.72%             15.81%             10.38%
Regulatory "well capitalized" requirement ..........................             6.00%             10.00%              5.00%
                                                                            ---------          ---------          ---------
Excess over "well capitalized" requirement .........................             8.72%              5.81%              5.38%
                                                                            =========          =========          =========



9)  Comprehensive Income:


    The Company's only component of comprehensive income is the unrealized gains and losses on available-for-sale securities.



                                                            For the three months              For the six months
                                                               ended June 30,                   ended June 30,
                                                           -----------------------           ---------------------
             Dollars in thousands                           1999             1998            1999            1998
             --------------------                          -------           -----           -----           -----
Net earnings ......................................        $ 3,003           2,715           5,897           5,409
                                                           -------           -----           -----           -----

Unrealized holding losses arising during the period         (4,749)            (32)         (5,179)           (245)
Transfer from held-to-maturity ....................              0               0             288               0
Tax expense .......................................          1,904              11           1,953              83
                                                           -------           -----           -----           -----
            Net after tax .........................         (2,845)            (21)         (2,938)           (162)
Less: reclassification adjustment for amounts
   included in net income .........................              1               1               3              13
Tax expense .......................................              0               0              (1)             (4)
                                                           -------           -----           -----           -----
            Net after tax .........................              1               1               2               9

            Net unrealized loss on securities .....         (2,844)            (20)         (2,936)           (153)
                                                           -------           -----           -----           -----

                Total comprehensive earnings ......        $   159           2,695           2,961           5,256
                                                           =======           =====           =====           =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1998 to June 30, 1999.

From December 31, 1998 total assets have grown $113.242 million, or 16.04%, to $819.269 million, and have increased $115.710 million, or 16.45% since June 30, 1998. The 1999 increase was primarily in investment growth of $83.0 million, or 78.7%. Higher investment yields, a steeper yield curve, and the pending branch and deposit acquisition from Washington Mutual have provided an opportunity to increase the investment portfolio. Net loans have also increased $34.5 million from December 31, 1998.

Real estate loans decreased $15.4 million during the period, while commercial loans increased $37.4, consistent with management's decision to restructure the loan portfolio and to not retain long-term, low-interest rate mortgage loans.

Loans sold to the secondary market amounted to $70.3 million and $67.2 million during the first six months of 1999 and 1998, respectively.

The amount of loans serviced for others on June 30, 1999 was $120.232 million.

Total deposits decreased $4.9 million, which was the result of a $3.5 million increase in non-interest bearing deposits and an $8.4 million decrease in interest bearing deposits. Borrowed funds in the form of Federal Home Loan Bank advances, and repurchase agreements were used to fund the asset growth in excess of deposit growth. Upon completion of the Washington Mutual branch purchase, which is expected to occur in early October, additional deposits of approximately $80 million will be available for asset funding, replacing the borrowed funds.

All six institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of June 30, 1999 (in thousands):

                 Available line    Amount Used      Available
                 --------------    -----------      ---------
Glacier Bank        $148,136         127,619          20,517
Whitefish             11,501           7.575           3,926
Eureka                 8,220           5,723           2,497
Missoula              33,955          29,000           4,955
Helena                11,213           8,042           3,171
Big Sky               14,314          11,786           2,528
                    --------        --------        --------
      Totals         227,339         189,745          37,594
                    ========        ========        ========

Classified Assets and Reserves
Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $2.7 million or .34% of total assets at June 30, 1999, compared to $2.8 million, or .40% of total assets, as of December 31, 1998.


                                                                June 30, 1999  December 31, 1998
                                                                -------------  -----------------
Total Allowance for Loan and Real Estate Owned Losses:          $5.6 million   $5.1 million

Allowance as a percentage of Total Loans:                       1.02%          .98%

Allowance as a percentage of Non-performing Assets:             206%           184%


Impaired Loans
As of June 30, 1999, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest
The minority interest on the consolidated statements of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of June 30, 1999, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Results of Operations - The three months ended 6/30/99 compared to the three months ended 6/30/98.

Glacier Bancorp, Inc. reported record net income of $3.003 million, or basic earnings per share of $.32, for the second quarter of 1999, compared with $2.715 million, or basic earnings per share of $.29, for the same quarter of 1998. Return on average assets and return on beginning equity in the first quarter of 1999 were 1.63 percent and 15.03 percent, respectively, which compares to returns of 1.58 percent and 16.04 percent for the same quarter of 1998. The return on equity is lower in 1999 because stockholders' equity has increased $6.7 million, or 9.2 percent over the June 30, 1998 level and is a very strong
9.6 percent of assets.

Net Interest Income
Net interest income for the quarter was $8.091 million, an increase of $635,000, or 8.5 percent, over the same period in 1998. Growth in earning assets while maintaining a net interest margin as a percentage of earning assets, on a tax equivalent basis, of 4.7 percent, were the reasons for this increase. Loan balances have increased $37.5 million from June 30, 1998, an increase of 7.2 percent. Consistent with management's decision to restructure the loan portfolio there has been a significant shift in the mix of loans, with higher yielding commercial loans up $46.4 million, or 25.1 percent, and consumer loans up $9.6 million, or 8.2 percent. Real estate loans are down $18.6 million, or 8.5 percent, the result of prepayments and management's decision not to retain long-term low-rate mortgage loans. Total investments, including mortgage-backed securities, increased $82.5 million, or 77.9 percent, with most of the increase occurring during the current quarter. Total deposits increased $15.4 million, or
3.4 percent, with $8.7 million of the increase occurring in non-interest bearing deposits, which increased 9.1 percent.

Loan Loss Provision and Non-Performing Assets
The second quarter provision for loan losses was $350 thousand, down from $551 thousand during the same quarter in 1998. Non-performing assets as a percentage of loans at June 30, 1999 were .50 percent, well below the average of the Company's peer group which was .78 percent at March 31, 1999, the most recent information available. The reserve for loan losses was 206 percent of non-performing assets as of June 30, 1999.

Non-interest Income
Non-interest income declined $714 thousand, from the second quarter of 1998 which included gains of $559 thousand from the sale of the trust department of Glacier Bank, and the credit card portfolio. Income from insurance sales was lower in 1999 due to a change in the types of consumer loans made which are not as applicable to credit insurance. Service fees on deposit accounts were $98 thousand higher in 1999.

Non-interest Expense
Non-interest expense decreased by $132 thousand, or 2.2 percent, over the second quarter of 1998 which included merger and reorganization expense of $232 thousand. Compensation and employee benefits increased $83 thousand, or 2.7 percent. Occupancy and equipment expense was up $93 thousand, or 13.5 percent, the result of bringing more data processing functions in-house and additional expenses from the new branch/corporate office. Other expenses were down $270 thousand, or 12.3 percent. The rest of the expense reduction was the minority interest in subsidiaries which decreased by $38 thousand, resulting from the acquisition of minority shares.

Results of Operations - The six months ended 6/30/99 compared to the six months ended 6/30/98

Net income of $5.897 million was an increase of $488 thousand, or 9.0 percent, over the first six months of 1998. Basic earnings per share were $.61 for 1999 and $.58 for 1998, with diluted earnings per share of $.60 and $.57, respectively. Included in 1998 were merger and reorganization expenses of $256 thousand after tax, or basic earning per share of $.03. Return on average assets was 1.60 and 1.57 percent, and return on beginning equity was 15.16 and 15.98 percent for the first six months of 1999 and 1998, respectively. The high capital level of 11.02 percent at the beginning of the year results in a lower return on equity. The capital ratio has been reduced, with the significant asset growth and a change in the net unrealized gain on investments, to 9.61 percent.

Net Interest Income
Net interest income for the six months was $15.665 million, an increase of $905 thousand, or 6.13 percent over the same 1998 period. More earning assets, the increase in higher yield commercial and consumer loans, and the sale of lower yield real estate loans on the secondary market, are the reasons for the net interest income increase. The net interest margin as a percentage of average earning assets on a tax equivalent basis, was 4.68 percent, about the same as the 4.69 percent in 1998. So far we have not experienced a decrease in net interest margin. The recent 25 basis point increase to the Wall Street Prime lending rate should also benefit the margin.

Loan Loss Provision
The provision for loan losses was $672 thousand, down slightly from $786 thousand in 1998. The level of non-performing loans remains at a relatively low level compared to the peer group of similar sized companies as reported in the Federal Reserve Bank's "Bank Performance Report".

Non-interest Income
Total non-interest income is down $582 thousand from last year due to a non-recurring $559 thousand gain in 1998 from the sale of Glacier Bank's trust department, and the sale of the credit card portfolio.

Non-interest Expense
Non-interest expense increased by $8 thousand over 1998 which included merger and reorganization expense of $328 thousand. Compensation and employee benefits increased $325 thousand, or 5.6 percent. Occupancy and equipment expense was up $241 thousand, or 18.2 percent, the result of bringing more data processing functions in-house, and additional expenses from the new branch/corporate office. Other expenses were down $482 thousand, or 11.5 percent. The rest of the expense reduction was the minority interest in subsidiaries which decreased by $76 thousand, resulting from the acquisition of minority shares.

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

Testing. Updating and testing of the Company's and its subsidiary banks' automated systems has been completed as of June 30, 1999.

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

Contingency Plans

The Company has developed specific contingency plans related to year 2000 issues, other than those described above. As the Company and its subsidiary banks continue to monitor the readiness of vendors, service providers and substantial borrowers, appropriate contingency plans will be developed that address the most reasonably likely "worst case" scenarios. Certain circumstances, as described above in "Risk," may occur for which there are no completely satisfactory contingency plans.

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

        None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        At the annual shareholders' meeting held April 28, 1999, directors Michael J. Blodnick, Fred J. Flanders, and Harold A. Tutvedt were elected to a three-year term.

        At the same meeting, amendments to the "1995 Employee Stock Option Plan" and the "1994 Directors' Stock Option Plan" increasing the number of shares available for issuance by 600,000 and 100,000, respectively, were approved.

        Votes were tabulated as follows:

               Proposal #1 - Election of Directors:

                           Michael J. Blodnick   Fred J. Flanders     Harold A. Tutvedt
                           -------------------   ----------------     -----------------
               For                   7,468,683          7,468,867             7,466,488
               Against                     240                 56                 2,925
               Abstain                  13,519             13,519                13,029

               Proposal #2 - Amendment to the 1995 Employee Stock Option Plan

                For                  5,543,123
                Against                283,353
                Abstain                 69,199

               Proposal #3 -  Amendment to the 1994 Directors' Stock Option Plan

                For                  5,475,277
                Against                325,179
                Abstain                 95,220


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.     Exhibit 27 - Financial data schedule


        b. On May 19, 1999, a Form 8-K was filed disclosing that Glacier Bank had entered into a definitive agreement with Washington Mutual Bank fsb to purchase two branches of Washington Mutual located in Butte, Montana. Under the terms of the purchase and assumption agreement, Glacier would acquire approximately $80 million in deposits and the real estate of the two branches. The transaction is expected to close early in October, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLACIER BANCORP, INC.


August 10, 1999                             By _____________________________
                                            Michael J. Blodnick
                                            President/CEO




August 10, 1999                             By _____________________________
                                            James H. Strosahl
                                            Executive Vice President/CFO