Form 10-Q
period 1999-09-30
GLACIER BANCORP INC
filed 1999-11-12
CIK 868671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _________________

COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


49 Commons Loop, Kalispell, Montana                              59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------

                              N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes |X|   No |_|

The number of shares of Registrant's common stock outstanding on October 25, 1999 was 9,545,517. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          Quarterly Report on Form 10-Q

                                      Index
                                                                                      Page #
                                                                                      ------
Part I. Financial Information

      Item 1 - Financial Statements

            Consolidated Condensed Statements of Financial Condition -
            September 30, 1999, December 31, and September 30, 1998 (unaudited) .......    3

            Consolidated Condensed Statements of Operations -
            Three months and nine months ended September 30, 1999 and 1998  (unaudited)    4

            Consolidated Condensed Statements of Cash Flows -
            nine months ended September 30, 1999 and 1998 (unaudited) .................    5

            Notes to Consolidated Condensed Financial Statements ......................    6

      Item 2 - Management's Discussion and Analysis
             Of Financial Condition and Results of Operations .........................   11

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk ..............   16


Part II. Other Information ............................................................   17

Signatures ............................................................................   18

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------    -------------      ------------     -------------
  (Unaudited - $ in thousands except per share data)    September 30,      December 31,     September 30,
----------------------------------------------------        1999              1998             1998
                                                        -------------      ------------     -------------
Assets:
Cash on hand and in banks .........................      $    29,944            33,806           29,618
Federal funds sold ................................              278             5,883            8,925
Interest bearing cash deposits ....................            4,800             2,494           19,188
                                                         -----------       -----------      -----------
  Cash and cash equivalents .......................           35,022            42,183           57,731
                                                         -----------       -----------      -----------
Investments:
  Investment securities, held-to-maturity .........                0             8,272            8,309
  Investment securities, available-for-sale .......           54,159            50,618           53,272
  Mortgage backed securities, held-to-maturity ....                0                 0                0
  Mortgage backed securities, available-for-sale ..          134,567            46,596           38,606
                                                         -----------       -----------      -----------
    Total Investments .............................          188,726           105,486          100,187
                                                         -----------       -----------      -----------
Net loans receivable:
  Real estate loans ...............................          196,499           215,271          209,188
  Commercial Loans ................................          239,415           194,321          188,779
  Installment and other loans .....................          135,776           113,749          114,344
  Allowance for losses ............................           (5,896)           (5,133)          (4,641)
                                                         -----------       -----------      -----------
    Total Loans, net ..............................          565,794           518,208          507,670
                                                         -----------       -----------      -----------

Premises and equipment, net .......................           19,090            17,382           16,721
Real estate and other assets owned ................              183               151              271
Federal Home Loan Bank of Seattle stock, at cost ..           13,997            12,366           12,091
Federal Reserve stock, at cost ....................            1,431             1,219            1,067
Accrued interest receivable .......................            4,871             4,348            4,329
Goodwill, net .....................................            2,432             2,601            2,658
Other assets ......................................            3,710             2,083            1,675
                                                         -----------       -----------      -----------
                                                         $   835,256           706,027          704,400
                                                         ===========       ===========      ===========

Liabilities and stockholders' equity:
Deposits - non-interest bearing ...................      $   118,876           100,177           98,520
Deposits - interest bearing .......................          383,905           375,667          372,770
Advances from Federal Home Loan Bank of Seattle ...          193,942           124,886          130,478
Securities sold under agreements to repurchase ....           43,771            17,239           13,356
Other borrowed funds ..............................            7,769             1,468            3,606
Accrued interest payable ..........................            2,992             2,278            2,784
Current income taxes ..............................              178                 0               43
Deferred income taxes .............................                0             1,601            2,113
Other liabilities .................................            4,781             4,588            4,043
Minority Interest .................................              307               313              312
                                                         -----------       -----------      -----------
    Total liabilities .............................          756,521           628,217          628,025
                                                         -----------       -----------      -----------

Common stock, $.01 par value per share (1) ........               95                95               95
Paid-in capital ...................................           80,859            60,104           40,609
Retained earnings - substantially restricted ......            1,420            16,415           34,159
Accumulated other comprehensive earnings ..........           (3,639)            1,196            1,512
                                                         -----------       -----------      -----------
    Total stockholders' equity ....................           78,735            77,810           76,375
                                                         -----------       -----------      -----------
                                                         $   835,256           706,027          704,400
                                                         ===========       ===========      ===========
    Book value per share ..........................      $      8.25              8.22             8.13
Total shares outstanding at end of period (1) .....        9,540,989         9,460,210        9,396,910
                                                         ===========       ===========      ===========

(1) Number of shares outstanding adjusted for 10% stock dividend in 1998 and 1999.
See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

----------------------------------------------------   --------------------------------  ------------------------------
  (unaudited - $ in thousands except per share data)   Three months ended September 30,  Nine months ended September 30
----------------------------------------------------   --------------------------------  ------------------------------
                                                            1999             1998            1999            1998
                                                         ----------        ---------       ---------       ---------
Interest income:
  Real estate loans ...............................      $    3,898            4,445          11,943          13,598
  Commercial loans ................................           5,137            4,323          14,240          12,055
  Consumer and other loans ........................           2,966            2,783           8,330           8,385
  Investment securities ...........................           3,347            2,046           7,986           6,263
                                                         ----------        ---------       ---------       ---------
    Total interest income .........................          15,348           13,597          42,499          40,301
                                                         ----------        ---------       ---------       ---------

Interest expense:
  Deposits ........................................           3,461            3,858          10,274          11,079
  Advances ........................................           2,672            1,866           6,754           6,044
  Repurchase agreements ...........................             599              182           1,006             595
  Other borrowed funds ............................              30               31             214             163
                                                         ----------        ---------       ---------       ---------
    Total interest expense ........................           6,762            5,937          18,248          17,881
                                                         ----------        ---------       ---------       ---------

Net interest income ...............................           8,586            7,660          24,251          22,420
  Provision for loan losses .......................             418              308           1,090           1,094
                                                         ----------        ---------       ---------       ---------
Net Interest Income after provision for loan losses           8,168            7,352          23,161          21,326
                                                         ----------        ---------       ---------       ---------

Non-interest income:
  Loan fees and service charges ...................           2,465            2,760           7,423           7,545
  Gains on sale of investments ....................               1                1               4              14
  Other income ....................................             331              187             874           1,475
                                                         ----------        ---------       ---------       ---------
    Total fees and other income ...................           2,797            2,948           8,301           9,034
                                                         ----------        ---------       ---------       ---------
Non-interest expense:
  Compensation, employee benefits
    and related expenses ..........................           3,000            3,040           9,167           8,882
  Occupancy and equipment expense .................             785              717           2,348           2,039
  Other expenses ..................................           2,236            2,097           5,941           6,284
  Minority interest ...............................              13               33              36             132
                                                         ----------        ---------       ---------       ---------
    Total non-interest expense ....................           6,034            5,887          17,492          17,337
                                                         ----------        ---------       ---------       ---------

Earnings before income taxes ......................           4,931            4,413          13,970          13,023

Federal and state income tax expense ..............           1,768            1,678           4,910           4,879
                                                         ----------        ---------       ---------       ---------
Net earnings ......................................      $    3,163            2,735           9,060           8,144
                                                         ==========        =========       =========       =========

Basic earnings per share (1) ......................            0.33            0.29             0.95            0.88
Diluted earnings per share (1) ....................            0.33            0.29             0.94            0.86
Dividends declared per share (1) ..................            0.15            0.12             0.44            0.33
Return on average assets (annualized) .............            1.53%           1.56%            1.59%           1.56%
Return on beginning equity (annualized) ...........           16.07%          15.18%           15.52%          16.04%
Average outstanding shares - basic (1) ............       9,535,927       9,328,529        9,512,180       9,260,444
Average outstanding shares - diluted (1) ..........       9,635,637       9,485,039        9,616,155       9,421,218

(1) Adjusted for stock dividends
See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Nine months ended September 30,
----------------------------------------------------------------------     -------------------------------
                             (dollars in thousands)                              1999            1998
----------------------------------------------------------------------     -------------------------------
OPERATING ACTIVITIES:
  Net earnings .......................................................        $   9,060           8,140
  Adjustments to reconcile net nearnings to net
  cash provided by operating activities:
    Mortgage loans held for sale originated or acquired ..............          (87,003)       (116,082)
    Proceeds from sales of mortgage loans held for sale ..............          104,037          98,647
    Provision for loan losses ........................................            1,090           1,094
    Depreciation of premises and equipment ...........................            1,109           1,104
    Amortization of goodwill .........................................              169             121
    Amortization of investment securities premiums
      and discounts, net .............................................              480            (228)
    Net decrease in deferred income taxes ............................              356              54
    Net (increase) decrease in accrued interest receivable ...........             (523)            147
    Net increase in accrued interest payable .........................              714           1,098
    Net increase (decrease) in current income taxes ..................              451            (410)
    Net (increase) decrease in other assets ..........................             (957)            181
    Net increase in other liabilities and minority interest ..........              187           1,136
    FHLB stock dividends .............................................             (740)           (626)
                                                                              ---------       ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............           28,430          (5,624)
                                                                              ---------       ---------

INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of investment
    securities available-for-sale ....................................           19,094          25,323
  Purchases of investment securities available-for-sale ..............         (110,549)         (9,351)
  Proceeds from maturities and prepayments of investment
    securities held-to-maturity ......................................                0           7,944
  Purchases of investment securities held-to-maturity ................                0          (1,204)
  Principal collected on installment and commercial loans ............          145,742         104,007
  Installment and commercial loans originated or acquired ............         (215,058)       (150,759)
  Proceeds from sales of commercial loans ............................            1,867           8,761
  Principal collections on mortgage loans ............................           75,018          74,952
  Mortgage loans originated or acquired ..............................          (73,279)        (42,070)
  Net proceeds from sales (acquisition) of real estate owned .........              (32)           (150)
  Net purchase of FHLB and FRB stock .................................           (1,103)           (754)
  Net addition of premises and equipment .............................           (2,817)         (3,103)
  Acquisition of minority interest ...................................                0            (283)
                                                                              ---------       ---------
      NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ...............         (161,117)         13,313
                                                                              ---------       ---------

FINANCING ACTIVITIES:
  Net increase in deposits ...........................................           26,937          41,492
  Net increase (decrease) in FHLB advances and other borrowed funds ..           75,357         (19,863)
  Net increase (decrease) in securities sold under repurchase
    agreements .......................................................           26,532          (8,317)
  Cash dividends paid to stockholders ................................           (4,510)         (3,157)
  Proceeds from exercise of stock options ............................            1,210           1,192
                                                                              ---------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................          125,526          11,347
                                                                              ---------       ---------
      NET INCREASE IN CASH AND CASH EQUIVALENTS ......................           (7,161)         19,036
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................           42,183          38,695
                                                                              ---------       ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................        $  35,022          57,731
                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:      Interest ...................        $  17,534          16,913
                                          Income taxes ...............            4,732           5,320

  See accompanying notes to consolidated financial statements.

Notes to Consolidated Condensed Financial Statements

1)    Basis of Presentation:

      In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 1999, and September 30, 1998 and the results of operations for the nine months and three months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

      The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

2)    Organizational Structure:

      The Company is the parent company for seven subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a federal savings bank charter to a State of Montana commercial bank charter. On August 31, 1998, the acquisition of HUB Financial Corporation and Valley Bank of Helena was completed. Effective January 20, 1999, Big Sky Western Bank became a subsidiary of the Company. The pooling method of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At September 30, 1999, the Company owned 100% of Glacier, Missoula, Helena, Big Sky and CFI, 94% of Whitefish, and 98% of Eureka. CFI provides full service brokerage services through Raymond James Financial Services, Inc.

      On January 20, 1999, the Company completed the acquisition of Big Sky Western Bank. Under the terms of the acquisition agreement, Big Sky became a wholly owned subsidiary of the Company, whereby shareholders of Big Sky received shares of the Company in exchange for their shares of Big Sky. Big Sky operates three offices in Gallatin County, Montana. The following abbreviated organizational chart illustrates the various relationships:

--------------------------------------------------------------------------------
                              Glacier Bancorp, Inc.
                            (Parent Holding Company)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Glacier Bank       First Security Bank     Glacier Bank          Glacier Bank
(Commercial bank)      of Missoula          of Whitefish          of Eureka
                     (Commercial bank)     (Commercial bank)   (Commercial bank)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
             Big Sky             Valley Bank        Community First, Inc.
          Western Bank            of Helena          (Brokerage services)
       (Commercial bank)       (Commercial bank)
--------------------------------------------------------------------------------

3)    Stock Dividend:

      On August 27, 1998 and May 27, 1999, a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods preceding these dates have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)    Ratios:

      Return on average assets was calculated based on the average of the total assets for the period. Return on beginning equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)    Cash Dividend Declared:

      On September 30, 1999, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on October 12, payable on October 21, 1999.

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


                                                  Three               Three               Nine               Nine
                                               months ended        months ended       months ended       months ended
                                              Sept. 30, 1999      Sept. 30, 1998     Sept. 30, 1999     Sept. 30, 1998
                                             -----------------   -----------------  -----------------  -----------------
Net income available to common
stockholders, basic and diluted               $  3,162,636           2,734,627           9,059,402           8,143,368
                                                 =========           =========           =========           =========

Average outstanding shares - basic               9,535,927           9,328,529           9,512,180           9,260,444
Add: dilutive stock options                         99,710             156,510             103,975             160,774
                                                    ------             -------             -------             -------
Average outstanding shares - diluted             9,635,637           9,485,039           9,616,155           9,421,218
                                                 =========           =========           =========           =========
Basic earnings per share                      $        .33                 .29                 .95                 .88
                                                       ===                 ===                 ===                 ===
Diluted earnings per share                    $        .33                 .29                 .94                 .86
                                                       ===                 ===                 ===                 ===

7)     Investments:

      A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                 Investment Securities as of September 30, 1999



                                                                            Gross Unrealized     Estimated
---------------------------------------------     Weighted   Amortized      ----------------        Fair
               Dollars in thousands                 Yield      Cost         Gains     Losses       Value
---------------------------------------------       -----      ----         -----     ------       -----
U.S. Government and Federal Agencies
  maturing within one year ..................       6.72%       4,802         15          (2)      4,815
  maturing one year through five years ......       6.56%       2,701         33           0       2,734
  maturing after ten years ..................       5.14%       1,080          1          (6)      1,075
                                                    -----       -----          -          ---      -----
                                                    6.47%       8,583         49          (8)      8,624
                                                    -----       -----         --          ---      -----
State and Local Governments and other issues:
  maturing within one year ..................       6.13%         471          2         (24)        449
  maturing one year through five years ......       5.05%       1,359         21          (2)      1,378
  maturing five years through ten years .....       5.01%       2,335         41         (24)      2,352
  maturing after ten years ..................       5.19%      43,421        169      (2,234)     41,356
                                                    -----      ------        ---      -------     ------
                                                    5.19%      47,586        233      (2,284)     45,535
                                                    -----      ------        ---      -------     ------

Mortgage-Backed Securities ..................       7.19%      30,562        233        (702)     30,093


Real Estate Mortgage Investment Conduits ....       6.88%     107,993        235      (3,754)    104,474
                                                    -----     -------        ---      -------    -------
       Total Securities .....................       6.50%     194,724        750      (6,748)    188,726
                                                    =====     =======        ===      =======    =======


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

                                  Investment Securities as of December 31, 1998

                                                                            Gross Unrealized     Estimated
---------------------------------------------     Weighted   Amortized      ----------------        Fair
             (dollars in thousands)                 yield      Cost         Gains     Losses       Value
---------------------------------------------       -----      ----         -----     ------       -----
---------------------------------------------
             Held-to-Maturity
---------------------------------------------
U.S. Government and Federal Agencies:
      maturing within one year ..............        7.90%  $ 3,010          63            0        3,073
      maturing one year through five years ..        7.10%    1,237          66            0        1,303
                                                  --------  -------     -------      -------      -------
                                                     7.67%    4,247         129            0        4,376
                                                  --------  -------     -------      -------      -------

State and Local Governments and other issues:
      maturing within one year ..............        5.50%      552           5            0          557
      maturing one year through five years ..        5.56%      811          24            0          835
      maturing five years through ten years .        5.01%    1,222          44            0        1,266
      maturing after ten years ..............        5.67%    1,440          86            0        1,526
                                                  --------  -------     -------      -------      -------
                                                     5.42%    4,025         159            0        4,184
                                                  --------  -------     -------      -------      -------

          Total Held-to-Maturity Securities          6.58%  $ 8,272         288            0        8,560
                                                  ========  =======     =======      =======      =======
---------------------------------------------
             Available-for-Sale
---------------------------------------------
U.S. Government and Federal Agencies:
      maturing within one year ..............        5.88%  $ 2,676           9           (1)       2,684
      maturing one year through five years ..        5.91%    5,993          79                     6,072
      maturing after ten years ..............        6.51%    1,816          10           (1)       1,825
                                                  --------  -------     -------      -------      -------
                                                     6.01%   10,485          98           (2)      10,581
                                                  --------  -------     -------      -------      -------

State and Local Governments and other issues:
      maturing within one year ..............        6.88%  $   250           0            0          250
      maturing one year through five years ..        6.00%      100           7                       107
      maturing five years through ten years .        5.06%    1,167          69            0        1,236
      maturing after ten years ..............        5.30%   37,173       1,590         (319)      38,444
                                                  --------  -------     -------      -------      -------
                                                     5.30%   38,690       1,666         (319)      40,037
                                                  --------  -------     -------      -------      -------

Mortgage-Backed Securities ..................        7.56%   18,299         546          (63)      18,782

Real Estate Mortgage Investment Conduits ....        6.33%   27,715         184          (85)      27,814
                                                  --------  -------     -------      -------      -------

        Total Available-for-Sale Securities          6.03%  $95,189       2,494         (469)      97,214
                                                  ========  =======     =======      =======      =======

8)    Stockholders' Equity:

      The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the company's compliance with those guidelines as of September 30, 1999:


      ------------------------------------------    Tier 1 (Core)  Tier 2 (Total)     Leverage
             (dollars in thousands)                   Capital          Capital        Capital
      ------------------------------------------     ---------       ---------       ---------
      GAAP Capital .............................     $  78,735       $  78,735       $  78,735
      Less:  Goodwill ..........................        (2,432)         (2,432)         (2,432)
      Plus: Net unrealized losses on securities
              available-for-sale ...............         3,639           3,639           3,639
              Minority Interest ................           307             307             307
              Allowance for loan losses ........            --           5,896              --
      Other regulatory adjustments .............          (157)           (157)           (157)
                                                     =========       =========       =========
      Regulatory capital computed ..............     $  80,092       $  85,988       $  80,092
                                                     =========       =========       =========

      Risk weighted assets                           $ 542,167       $ 542,167
                                                     =========       =========

      Total average assets                                                           $ 828,998
                                                                                     =========

      Capital as % of defined assets ...........         14.77%          15.86%           9.66%
      Regulatory "well capitalized" requirement           6.00%          10.00%           5.00%
                                                     ---------       ---------       ---------
      Excess over "well capitalized" requirement          8.77%           5.86%           4.66%
                                                     =========       =========       =========

9)    Comprehensive Income:

      The Company's only component of comprehensive income is the unrealized gains and losses on available-for-sale securities.

                                                                                For the three months       For the nine months
                                                                                 ended September 30,       ended September 30,
      ----------------------------------------------------------------------    ---------------------     ---------------------
                    Dollars in thousands                                           1999         1998         1999         1998
      ----------------------------------------------------------------------       ----         ----         ----         ----
      Net earnings .........................................................     $ 3,163        2,735        9,060        8,144
                                                                                 -------        -----        -----        -----
      Unrealized holding gains(losses) arising during the period ...........      (3,135)         730       (8,023)         485
      Transfer from held-to-maturity .......................................           0            0          288            0
      Tax expense ..........................................................       1,236         (270)       2,900         (187)
                                                                                   -----         -----       -----         -----
            Net after tax ..................................................      (1,899)         460       (4,835)         298
      Less: reclassification adjustment for amounts
         included in net income ............................................           1            1            4           14
      Tax expense ..........................................................           0            0           (2)          (5)
                                                                                   -----         -----       -----         -----
            Net after tax ..................................................           1            1            2            9

            Net unrealized loss on securities...............................      (1,898)         461       (4,833)         307
                                                                                   -----         -----       -----         -----
                  Total comprehensive earnings..............................     $ 1,265        3,196        4,227        8,451
                                                                                 =======      =======      =======      =======

10)   Recent and Pending Acquisitions

      On September 10, 1999 the Company announced that it had signed a definitive agreement to acquire Mountain West Bank as a separate subsidiary of the Company. Mountain West is a commercial bank that has grown to approximately $87 million in assets in its five years of operation. Mountain West is based in Coeur d' Alene, with offices in Hayden Lake, Post Falls and Boise, Idaho. Coeur d' Alene and Boise are two of the fastest growing market areas in the state of Idaho. This is Glacier Bancorp's first acquisition outside of the state of Montana. Consistent with the other banking subsidiaries, Mountain West will retain its name, autonomy, local decision making authority, current employees and directors. The transaction is subject to regulatory and shareholder approval and is expected to close in early 2000.

      The acquisition of the two Butte Montana offices of Washington Mutual branch real estate and approximately $73 million in deposits was completed as of October 8, 1999. The addition of the Butte market further expands the Company's Western Montana operations. The acquired deposits were used to reduce borrowed funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition - September 30, 1999 compared to December 31, 1998

From December 31, 1998 total assets have grown $129.2 million, or 18.3 percent, to $835.3 million. Total investments have increased $83 million since December 31, 1998. Higher investment yields, a steeper yield curve, and the anticipated deposit acquisition from Washington Mutual, which was completed October 8, 1999, provided an opportunity to increase the investment portfolio.

Total loans, net of the reserve for loan losses, have also increased $47.6 million, or 9.2 percent since December 31, 1998. Real estate loans decreased $18.8 million during the period, while commercial loans increased $45.1 million, consistent with management's decision to restructure the loan portfolio and to not retain long-term, low-interest rate mortgage loans.

Loans sold to the secondary market amounted to $104.0 million and $98.7 million during the first nine months of 1999 and 1998, respectively.

The amount of loans serviced for others on September 30, 1999 was $130.3 million.

Total deposits increased 26.9 million, which was the result of a $18.7 million increase in non-interest bearing deposits and an $8.2 million increase in interest bearing deposits.

All six institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of September 30, 1999 (in thousands):


                                  Available line   Amount Used   Available
                                  --------------   -----------   ---------
   Glacier Bank                      $173,564        128,415        45,149
   Glacier Bank of Whitefish           12,130          9,460         2,670
   Glacier Bank of Eureka               8,246          4,494         3,752
   First Security Bank Missoula        36,184         25,000        11,184
   Valley Bank of Helena               15,767          6,924         8,843
   Big Sky Western Bank                17,507         11,600         5,907
                                     --------       --------      --------
                       Totals        $263,398        185,893        77,505
                                     ========       ========      ========

Classified Assets and Reserves - Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $2.4 million or .28% of total assets at September 30, 1999, compared to $2.8 million, or .40% of total assets, as of December 31, 1998.

                                                        September 30, 1999     December 31, 1998
                                                        ------------------     -----------------

Total Allowance for Loan and Real Estate Owned Losses:        $5.9 million          $5.1 million

Allowance as a percentage of Total Loans:                     1.03%                 .98%

Allowance as a percentage of Non-performing Assets:           250%                  184%

Impaired Loans - As of September 30, 1999, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest - The minority interest on the consolidated statements of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of September 30, 1999, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Results of Operations - The three months ended 9/30/99 compared to the three months ended 9/30/98.

Net income was $3.163 million, or basic earnings per share of $.33, for the third quarter of 1999, compared with $2.735 million, or basic earnings per share of $.29, for the same quarter of 1998. Return on average assets and return on beginning equity in the third quarter of 1999 were 1.53 percent and 16.07 percent, respectively, which compares to returns of 1.56 percent and 15.18 percent for the same quarter of 1998. Included in 1998 were after tax merger and reorganization expenses of $305 thousand.

Net interest income - Net interest income for the quarter was $8.586 million, an increase of $926,000 thousand, or 12.1 percent, over the same period in 1998. Growth in earning assets while maintaining a net interest margin as a percentage of earning assets, on a tax equivalent basis, of 4.6 percent, were the reasons for this increase. Consistent with management's decision to restructure the loan portfolio there has been a significant shift in the mix of loans, with higher yielding commercial loans up $50.6 million, or 26.8 percent, and consumer loans up $21.4 million, or 18.7 percent. Real estate loans are down $12.7 million, or
6.1 percent, the result of prepayments and management's decision not to retain long-term low-rate mortgage loans. Total investments, including mortgage-backed securities, increased $88.5 million, or 88.4 percent, with most of the increase occurring during the second quarter. Total deposits increased $31.5 million, or
6.7 percent, with $20.4 million of the increase occurring in non-interest bearing deposits, which increased 20.7 percent. Borrowed funds in the form of Federal Home Loan Bank advances, and repurchase agreements were used to fund the asset growth in excess of deposit growth. Upon the October 8, 1999 completion of the Washington Mutual branch purchase, additional deposits of approximately $73 million were acquired and borrowed funds were reduced by $67 million.

Loan loss provision and non-performing assets - The third quarter provision for loan losses was $418 thousand, up from $308 thousand during the same quarter in 1998. Non-performing assets as a percentage of loans at September 30, 1999 were
 .42 percent, well below the average of the Company's peer group of similar sized companies as reported in the Federal Reserve Bank's "Bank Performance Report", which was .80 percent at June 30, 1999, the most recent information available. The reserve for loan losses was 250 percent of non-performing assets as of September 30, 1999.

Non-interest income - Non-interest income declined $151 thousand, from the third quarter of 1998. Income from mortgage origination was lower in 1999 with less refinance activity due to higher mortgage rates.

Non-interest expense - Non-interest expense increased by $147 thousand, or 2.5 percent, over the third quarter of 1998 which included merger and reorganization expense of $307 thousand. Compensation and employee benefits decreased $40 thousand, or 1.3 percent. Occupancy and equipment expense was up $68 thousand, or 9.5 percent, the result of bringing more data processing functions in-house, and additional expenses from the new branch/corporate office. Other expenses were up $139 thousand, or 6.6 percent. Adjusting for the 1998 merger and reorganization expenses other expense was up $446 thousand, much of which was from increased activity volumes. The rest of the change in expenses was the minority interest in subsidiaries which decreased by $20 thousand, resulting from the acquisition of minority shares.

Results of Operations - The nine months ended 9/30/99 compared to the nine months ended 9/30/98

Net income of $9.060 million was an increase of $916 thousand, or 11.2 percent, over the first nine months of 1998. Basic earnings per share were $.95 for 1999 and $.88 for 1998, with diluted earnings per share of $.94 and $.86, respectively. Included in 1998 were after tax gains of $348 thousand from the sale of the credit card portfolio, and the trust department of Glacier Bank, and after tax merger and reorganization expenses of $561 thousand. Return on average assets was 1.59 and 1.56 percent, and return on beginning equity was 15.52 and
16.04 percent for the first nine months of 1999 and 1998, respectively. The high capital level of 11.02 percent at the beginning of the year results in a lower return on equity. The capital ratio has been reduced, with the significant asset growth and a change in the net unrealized gain/loss on investments, to 9.43 percent.

Net interest income - Net interest income for the nine months was $24.251 million, an increase of $1.831 million, or 8.2 percent over the same 1998 period. More earning assets, the increase in higher yield commercial and consumer loans, and the sale of lower yield real estate loans on the secondary market, are the reasons for the net interest income increase. The net interest margin as a percentage of average earning assets on a tax equivalent basis, was
4.63 percent, about the same as the 4.64 percent in 1998.

Loan loss provision -The provision for loan losses was $1.090 million, down $4 thousand from 1998, while the balance in the allowance for loan losses has increased by 1.255 million, or 27 percent since September 30, 1998. The balance in the allowance for loan losses was 250 percent of total non-performing assets at September 30, 1999, and has increased to 1.04 percent of total loans.

Non-interest income - Total non-interest income is down $733 thousand of which $559 thousand was the one-time gain in 1998 from the sale of Glacier Bank's trust department, and the sale of the credit card portfolio. Most of the remaining income reduction was from a slow down in mortgage lending activity resulting from higher mortgage rates in 1999.

Non-interest expense - Non-interest expense increased by $155 thousand, or .89 percent, over 1998 which included merger and reorganization expense of $635 thousand. Compensation and employee benefits increased $285 thousand, or 3.2 percent. Occupancy and equipment expense was up $309 thousand, or 15.2 percent, the result of bringing more data processing functions in-house, and additional expenses from the new branch/corporate office. Other expenses were down $343 thousand, or 5.5 percent. After adjusting other expenses for the 1998 merger and reorganization expense there was an increase of $292 thousand in 1999 primarily the result of increased activity volumes. The other area of expense reduction was the minority interest in subsidiaries which decreased by $96 thousand, resulting from the acquisition of minority shares in 1998.

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

Assessment. All of the Company's and its subsidiary banks' computer equipment and mission-critical software programs have been identified. This phase is complete. Primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. The Year 2000 committee has obtained written certification from providers of material services that such providers are, or will be, Year 2000 compliant. Based upon its ongoing assessment of the readiness of its vendors, suppliers and service providers, the committee developed contingency plans addressing the most reasonably likely worst case scenarios. The committee will continue to monitor and work with these vendors. The committee and other bank officers have also identified and are working with, the subsidiary banks' significant borrowers and funds providers to assess the extent to which they may be affected by Year 2000 issues.

Testing. Updating and testing of the Company's and its subsidiary banks' automated systems has been completed as of September 30, 1999.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of June 30, 1999, the most recent information available, as compared to the 10% Board approved policy limit.

                                                Estimated
                  Rate Change                   NII Sensitivity
                  -----------                   ---------------
                    +200 bp                          -3.09%
                    -200 bp                            .50%

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      a. On September 14, 1999, a Form 8-K was filed disclosing that Glacier Bank had entered into a definitive agreement with Mountain West Bank, an Idaho commercial bank. Under the terms of the Merger Agreement, Mountain West Bank will become a separate, wholly-owned subsidiary of Glacier. The transaction is subject to regulatory and shareholder approval and is expected to close in early 2000.

      b.    Exhibit 27 - Financial data schedule

                                   SIGNATURES

PURSUANT to the requirments of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1999.

                                        GLACIER BANCORP, INC.

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 25, 1999, by the following persons in the capacities indicated.


/s/ Michael J. Blodnick                 President, CEO
-----------------------
Michael J. Blodnick


/s/ James H. Strosahl                   Executive Vice President/CFO
-----------------------                 (Principal Financial/Accounting Officer)
James H. Strosahl