Form 10-K
period 1999-12-31
GLACIER BANCORP INC
filed 2000-04-04
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

IN ACCORDANCE WITH RULE 201 OF REGULATIONS S-T, THIS FORM 10K IS BEING FILED IN
                PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999 or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE 000-18911

                              GLACIER BANCORP, INC.

                               DELAWARE 81-0519541

                      49 Commons Loop, Kalispell, MT 59901

       Registrant's telephone number, including area code: (406) 756-4200

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2000, there were issued and outstanding 10,397,541 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 15, 2000, was $144,265,881.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2000 Annual Meeting Proxy Statement dated March 31, 2000 are incorporated by reference into Part III of this form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 1999

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.

Item 1.      Business                                                         3
Item 2.      Properties                                                      19
Item 3.      Legal Proceedings                                               20
Item 4.      Submission of Matter to a Vote of Security Holders              20

PART II.

Item 5.      Market for the Registrant's Common equity and Related
                 Stockholder Matters                                         20
Item 6.      Selected Financial Data                                         21
Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         23
Item 8.      Financial Statements and Supplementary Data                     29

PART III.

Item 9.      Changes in and Disagreements with Accountants in Accounting
                 and Financial Disclosures                                   58
Item 10.     Directors and Executive Officers of the Registrant              58
Item 11.     Executive Compensation                                          58
Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management                                              58
Item 13.     Certain relationships and Related Transactions                  58

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                 58

PART I.

ITEM 1. BUSINESS

                                     GENERAL

Glacier Bancorp, Inc. Kalispell, Montana (the "Company") a Delaware corporation incorporated in 1998, is the successor corporation in a merger with the original Glacier Bancorp, Inc., a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The formation of the new corporation, and subsequent merger, was effected to resolve technical deficiencies in the May 9, 1997 stock split. On February 1, 1998, Glacier Bank FSB was converted from a savings bank to a State of Montana chartered commercial bank known as Glacier Bank ("Glacier").

SUBSIDIARIES

In addition to Glacier, at December 31, 1999, the Company was also the parent holding company of Glacier Bank of Eureka ("Eureka"), Glacier Bank of Whitefish ("Whitefish"), First Security Bank of Missoula ("First Security"), Valley Bank of Helena ("Valley"), and Big Sky Western Bank ("Big Sky"). The Company owns approximately 98%, and 94% , respectively, of the outstanding stock of Eureka and Whitefish, and 100% of Glacier, First Security, Valley and Big Sky. Whitefish and Eureka were converted from national bank charters to State of Montana charters in December 1997.

Valley was acquired on August 31, 1998 through an exchange of stock with HUB Financial Corporation ("Hub"), the parent company of Valley, and with the minority shareholders of Valley. The pooling of interest accounting method was used for the merger with HUB. Under this method, financial information for each of the periods presented include the combined companies as though the merger had occurred prior to the earliest date presented. The acquisition of the minority interest in Valley was accounted for as a purchase transaction. Financial information from August 31, 1998 forward includes the results of operation previously attributable to the minority interest.

Big Sky was acquired on January 20, 1999 through an exchange of stock with Big Sky shareholders. The pooling of interest accounting method was also used for this merger transaction.

RECENT ACQUISITIONS

On February 4, 2000, the Company completed the acquisition of Mountain West Bank ("Mountain West"). Under the terms of the acquisition agreement, Mountain West became a wholly owned subsidiary of the Company, whereby shareholders of Mountain West received shares of the Company in exchange for their shares of Mountain West. Mountain West operates in Coeur d' Alene, Hayden, Post Falls, and Boise, Idaho. At December 31, 1999, Mountain West had assets of approximately $90 million. The financial information presented does not include Mountain West.

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System ad all subsidiaries, except Mountain West are members of the Federal Reserve Bank of Minneapolis. ("FRB")

BANK LOCATIONS

Glacier's main office is located at 202 Main Street, Kalispell, MT 59901 and its telephone number is (406) 756-4299. See "Item 2. Properties." Whitefish's address is 319 2nd Street, Whitefish, MT 59937 (406) 863-6300, Eureka's address is 222 Dewey Ave., Eureka, MT 59917 (406) 296-2521, First Security's address is 1704 Dearborn, Missoula, MT 599801 (406) 728-3115, Valley Bank's address is 3030 North Montana Avenue, Helena, MT 59601 (406) 443-7440, Big Sky's address is 135 Big Sky Road, Big Sky, MT, 59716 (406) 995-2321, and Mountain West's address is 125 Ironwood Drive, Coeur d' Alene, Idaho 83814 (208) 765-0284.

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

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 1999:

                              Glacier Bancorp, Inc.
                            (Parent Holding Company)


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

            Big Sky                Valley Bank         Community First, Inc.
          Western Bank              of Helena          (Brokerage services)
        (Commercial bank)       (Commercial bank)



BUSINESS SEGMENT RESULTS

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, Community First Inc., and inter-company eliminations.

Operating Segments information
    (Dollars in thousands)

                              ------------------------------------------------------------------------------------------------------
                                        Glacier                 Whitefish                 Eureka               First Security
                                1999     1998     1997     1999    1998    1997    1999    1998    1997    1999     1998     1997
                              ------------------------------------------------------------------------------------------------------
Condensed Income Statements
Net interest income           $ 15,266   14,572   14,121   2,044   1,820   1,786   1,290   1,247   1,232    8,804    7,784    6,654
Noninterest income               5,539    5,723    4,540     675     686     570     313     372     350    2,260    2,801    2,818
                              ------------------------------------------------------------------------------------------------------
Total revenues                  20,805   20,295   18,661   2,719   2,506   2,356   1,603   1,619   1,582   11,064   10,585    9,472
Provision for loan losses          470      670      345      66      78       0      24      12      42      600      645      360
Goodwill and merger expense         78        0        0       0       0       0       0       0       0        0        0        0
Other noninterest expense       10,750   10,523   10,145   1,502   1,347   1,399     986     971     947    4,567    4,151    4,050
Minority interest                    0        0        0       0       0       0       0       0       0        0        0        0
                              ------------------------------------------------------------------------------------------------------
Pretax earnings                  9,507    9,102    8,171   1,151   1,081     957     593     636     593    5,897    5,789    5,062
Income tax expense (benefit)     3,303    3,238    2,958     348     343     312     191     217     202    2,132    2,138    1,896
                              ------------------------------------------------------------------------------------------------------
Net income                    $  6,204    5,864    5,213     803     738     645     402     419     391    3,765    3,651    3,166
                              ======================================================================================================

Average Balance Sheet Data
Total assets                  $407,950  366,522  354,418  45,827  41,328  40,141  26,407  25,122  25,177  177,690  161,281  141,134
Total loans                    270,650  275,765  266,616  29,443  23,281  22,188  17,589  16,806  16,170  146,958  130,595  102,539
Total deposits                 214,552  188,565  171,295  32,980  32,587  30,313  17,998  17,527  17,562  136,968  131,273  112,745
Shareholders' equity            37,893   37,519   37,315   4,734   4,428   4,445   3,279   3,292   3,249   15,750   14,305   11,432

End of Year Balance Sheet
  Data
Total assets                  $460,257  370,686  365,921  52,203  42,643  41,276  28,879  24,471  25,565  193,548  164,546  144,382
Net loans                      272,060  272,399  266,670  35,485  22,022  22,746  18,178  16,322  16,290  161,781  134,646  111,867
Total deposits                 276,880  201,211  173,371  34,261  34,179  30,918  18,514  17,797  16,385  143,645  139,348  127,801

Performance Ratios
Return on average assets          1.52%    1.60%    1.47%   1.75%   1.79%   1.61%   1.52%   1.67%   1.55%    2.12%    2.26%    2.24%
Return on average equity         16.37%   15.63%   13.97%  16.96%  16.67%  14.51%  12.26%  12.73%  12.03%   23.90%   25.52%   27.69%
Efficiency ratio                 51.67%   51.85%   54.36%  55.24%  53.75%  59.38%  61.51%  59.98%  59.86%   41.28%   39.22%   42.76%

Regulatory Capital Ratios
Tier I risk-based capital
  ratio                          13.58%   18.05%   17.97%  13.49%  19.22%  15.53%  19.45%  22.47%  18.79%    9.73%   10.26%   10.61%
Tier II risk-based capital
  ratio                          14.48%   18.98%   18.75%  14.53%  20.47%  16.78%  20.70%  23.73%  20.05%   10.97%   11.46%   11.76%
Leverage capital ratio            7.58%   10.56%    9.80%   9.86%  11.11%   9.92%  12.03%  13.32%  12.10%    8.62%    8.53%    8.77%
Full time equivalent
  employees                        167      161      143      15      14      13      11      11      11       76       73       51
Locations                           15       13       13       1       1       1       1       1       1        3        3        3
                              ------------------------------------------------------------------------------------------------------


                              ------------------------------------------------------------------------------------------------------
                                   Valley Helena               Big Sky                   Other                  Consolidated
                               1999     1998    1997    1999    1998    1997    1999     1998     1997     1999     1998     1997
                              ------------------------------------------------------------------------------------------------------
Condensed Income Statements
Net interest income           $ 3,614   3,312   3,142   2,077   1,251   1,143      234      185      312   33,329   30,171   28,390
Noninterest income              1,494   1,553   1,275     881     743     520      (98)      81       62   11,064   11,959   10,135
                              ------------------------------------------------------------------------------------------------------
Total revenues                  5,108   4,865   4,417   2,958   1,994   1,663      136      266      374   44,393   42,130   38,525
Provision for loan losses         155      85      60     191      42      82        0        0        0    1,506    1,532      889
Goodwill and merger expense         0       0       0       0       0       0      361      931      155      439      931      155
Other noninterest expense       2,977   3,010   2,709   2,096   1,680   1,334      658      382      272   23,587   22,209   21,064
Minority interest                   0       0       0       0       0       0       51      145      208       51      145      208
                              ------------------------------------------------------------------------------------------------------
Pretax earnings                 1,976   1,770   1,648     671     272     247     (934)  (1,192)    (261)  18,810   17,313   16,209
Income tax expense (benefit)      731     659     614     231     103      65     (305)    (300)     (74)   6,631    6,398    5,973
                              ------------------------------------------------------------------------------------------------------
Net income                    $ 1,245   1,111   1,034     440     169     182     (629)    (892)    (187)  12,179   10,915   10,236
                              ======================================================================================================

Average Balance Sheet Data
Total assets                  $77,370  69,335  65,699  53,392  36,110  30,152  613,621  536,572  518,783  791,311  697,853  659,917
Total loans                    53,622  48,204  45,361  34,414  20,796  18,433       --       --  368,768  552,676  515,447  471,307
Total deposits                 61,515  57,205  53,587  36,287  28,183  24,214  357,684  326,039  298,820  494,652  457,312  411,565
Shareholders' equity            6,940   6,323   5,620   5,197   2,692   1,909   62,562   58,451   51,532   78,312   72,756   62,964

End of Year Balance Sheet
  Data
Total assets                  $82,587  69,924  69,875  66,255  39,376  32,724      388   (5,680)   1,648  884,117  705,966  681,391
Total net loans                58,924  48,860  49,344  43,850  23,959  19,303        0        0        0  590,278  518,208  486,220
Total deposits                 65,095  57,807  57,687  41,034  31,385  25,449   (3,147)  (5,883)  (1,813) 576,282  475,844  429,798

Performance Ratios
Return on average assets         1.61%   1.60%   1.57%   0.82%   0.47%   0.60%                               1.54%     1.56%   1.55%
Return on average equity        17.94%  17.57%  18.40%   8.47%   6.28%   9.53%                              15.55%    15.00%  16.26%
Efficiency ratio                58.28%  61.87%  61.33%  70.86%  84.25%  80.22%                              53.13%    52.72%  54.68%

Regulatory Capital Ratios
Tier I risk-based capital
  ratio                         12.59%  13.49% #VALUE!  13.58%  18.05%  17.97%                              13.54%    15.96%  15.76%
Tier II risk-based capital
  ratio                         13.57%  14.55% #VALUE!  14.48%  18.98%  18.75%                              14.61%    17.07%  16.80%
Leverage capital ratio           8.95%   9.34% #VALUE!   7.58%  10.56%   9.80%                               9.74%    10.61%  10.02%
Full time equivalent
  employees                        42      43      43      24      24      24       28       25       22      363       351      307
Locations                           3       3       3       3       2       2                                  26        23       23
                              ------------------------------------------------------------------------------------------------------

Glacier Bank

On October 10, 1999, Glacier Bank acquired the two Butte, Montana offices of Washington Mutual with approximately $73 million in deposits. Total assets increased $90 million, or 24 percent, over the prior year-end. Total net loans ended the year at $272 million which was also the ending balance at December 31, 1998; however, a substantial change in the mix of loans, in accordance with management's plans, occurred during the year. Real estate loans declined $21 million and commercial and consumer loans increased $12 million and $9 million, respectively. Non-performing loans were .06 percent of total loans. With the Butte deposit acquisition additional investment securities were acquired, with total investments increasing by $84 million. Total deposits increased $76 million, including the acquired deposits. Net income increased $340 thousand, or 6 percent, over the prior year. Net interest income increased $694 thousand, or 5 percent over 1998. Non-interest income declined by $184 thousand mostly from a reduction in mortgage loan originations and sales as a result of higher mortgage loan rates. Other fee income increased over the prior year. 1998 non-interest income also included $559 thousand from one-time gains on the sale of credit card loans, and the Trust business. Non-interest expenses increased with the addition of the two additional offices. The efficiency ratio of 51.67 percent is an improvement from the 1998 ratio of 51.85 and 1997 ratio of 54.36, each of which are below the peer group average. Glacier Bank operates from 14 locations with the 2 additions during 1999.

Glacier Bank of Whitefish

Total assets increased $9 million, or 22 percent, over the prior year-end. Net loans increased $13 million, or 61 percent, from December 31, 1998. All loan classifications increased with real estate loans up $2 million, commercial loans up $5 million and consumer loans up $6 million. The addition of a senior lender from a competing bank, and an attractive home equity loan promotion, were the primary reasons for the loan growth. Non-performing loans as a percentage of loans was .74 percent and the allowance for loan losses was at 1.4 times non-performing loans. Total deposits only increased slightly which resulted in an increase in borrowed funds to support the loan growth. Net income increased $65 thousand, or 9 percent, over 1998. Net interest income increased $224 thousand, or 12 percent, reflecting the significant loan growth. Non-interest income decreased slightly, the result of reduced mortgage loan originations and sales due to higher mortgage rates. Other fee income increased over the prior year. Non-interest expense increased primarily from the increased volume of activity. The efficiency ratio increased slightly from 53.75 in 1998 to 55.24 in 1999 with both years an improvement over 59.38 in 1997.

Glacier Bank of Eureka

Total assets increased $4 million, or 18 percent, over the prior year end with $2 million of the increase occurring in investment securities. Net loans increased $2 million, or 11 percent, from December 31, 1998. All loan classifications increased with consumer loans increasing by $1 million. Non-performing loans as a percentage of loans were .45 percent, and the allowance for loan losses was at 3.5 times non-performing loans. Total deposits increased $717 thousand, or 4 percent, with borrowed funds used to support the additional asset growth. Net income decreased $17 thousand, or 4 percent, from 1998. Net interest income increased $43 thousand, or 3 percent, reflecting the asset growth. Non-interest income decreased $59 thousand, the result of reduced mortgage loan originations and sales due to higher mortgage rates, and a one-time gain in 1998 from the sale of credit card loans. Non-interest expense increased primarily from the increased volume of activity. The efficiency ratio increased from 59.98 in 1998 to 61.51 in 1999 with both years higher than the
59.86 in 1997. The small asset base of this bank makes it difficult to achieve operating efficiencies.

First Security Bank of Missoula

Total assets increased $29 million, or 18 percent, over the prior year-end. Net loans increased $27 million, or 20 percent, from December 31, 1998. Real estate loans declined $3 million, and commercial and consumer loans increased $22 million and $8 million, respectively. Non- performing loans as a percentage of loans was .61 percent and the allowance for loan losses was at 2.1 times non-performing loans. Total deposits increased $4 million, or 3 percent, with borrowed funds used to support the additional asset growth. Net income increased $114 thousand, or 3 percent from 1998. First Security is a high performing bank with return on average assets of 2.12 percent, and return on average equity of
23.90 percent in 1999. Net interest income increased $1 million, or 13 percent, reflecting the asset growth. Non-interest income decreased $541 thousand, primarily resulting from reduced mortgage loan originations and sales due to higher mortgage rates. Non-interest expense increased primarily from the increased volume of activity. The efficiency ratio increased from 39.22 in 1998 to 41.28 in 1999 with both years lower than the 42.76 in 1997. The efficiency ratios are substantially better than peer group averages.

Valley Bank of Helena

Valley Bank was acquired by the Company in August 1998. Total assets at December 31, 1999 increased $13 million, or 18 percent, over the prior year end. Net loans increased $10 million, or 20 percent, from December 31, 1998. Real estate loans declined $.5 million, and commercial and consumer loans increased $8 million and $2 million, respectively. Non-performing loans as a percentage of loans was .89 percent, and the allowance for loan losses was at 1.1 times non-performing loans. Total deposits increased $7 million, or 13 percent, with borrowed funds used to support the additional asset growth. Net income increased $134 thousand, or 12 percent, from 1998. Net interest income increased $302 thousand, or 9 percent, reflecting the asset growth. Non-interest income decreased $59 thousand, primarily resulting from reduced mortgage loan originations and sales due to higher mortgage rates, and other loan origination and servicing fees. Non-interest expense increased $33 thousand. The efficiency ratio decreased from 61.87 in 1998 to 58.28 in 1999 which was also lower than the 61.33 in 1997. The efficiency ratios have improved with the increased net interest income, and control of non-interest expense.

Big Sky Western Bank

Big Sky Western Bank was acquired by the Company in January 1999. Total assets at December 31, 1999 increased $27 million, or 68 percent, over the prior year-end. Net loans increased $20 million, or 83 percent, from December 31, 1998, with the remaining asset growth in investment securities. Real estate loans increased $4 million, and commercial loans increased $16 million. Non-performing loans as a percentage of loans was .49 percent and the allowance for loan losses was at 2.2 times non-performing loans. Total deposits increased $10 million, or 31 percent, with borrowed funds used to support the additional asset growth. Net income increased $271 thousand, or 160 percent, from 1998. Net interest income increased $826 thousand, or 66 percent, reflecting the asset growth. Non-interest income increased $138 thousand, and non-interest expense increased $416 thousand, resulting from increased activity levels. The efficiency ratio decreased from 84.25 in 1998 to 70.86 in 1999 which was also lower than the 80.22 in 1997. The efficiency ratios have improved significantly with the increased net interest income, and non-interest income.

MARKET AREA

The Company's primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula, Ravalli and Lewis & Clark, Gallatin County, and the community of Billings in south central Montana. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and branch offices in Kalispell, Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Cut Bank (the county seat of Glacier County), Hamilton (the county seat of Ravalli County), Billings (the county seat of Yellowstone County), and Butte (the county seat of Silver Bow County). First Security's main office and two branch locations are in Missoula (the county seat of Missoula County). Valley's main office and two branch locations are in Helena (the state capital and the county seat of Lewis & Clark County), and Whitefish and Eureka are located in Whitefish, Montana and Eureka, Montana, respectively. Big Sky's main office is in Big Sky, with branches in Bozeman (the county seat of Gallatin County), and the four corners area west of Bozeman. Mountain West has three offices in Kootenai County, Idaho:
Coeur d'Alene, Post Falls, and Hayden Lake, an office in Boise, and a loan production office in the Sun Valley area.

Northwest Montana has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, mining, energy exploration and production, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead Lake, the largest natural freshwater lake west of the Mississippi. Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service. Helena, the county seat of Lewis and Clark County and the state capital, is highly dependent on state and federal government, but also has tourism, trade, transportation, and education contributing to its economy. Bozeman, the home of Montana State University, is the gateway to Yellowstone National Park and the Big Sky ski resort, both of which are very active tourist areas. Bozeman also has a high-tech center and is located on Interstate 90, and has good air service. Coeur d'Alene, located in northern Idaho, is one of the fastest growing areas in the United States. Boise, the state capital, is also growing rapidly, with much of the growth related to high-tech manufacturing.

COMPETITION

Glacier, Whitefish and Eureka comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 23% of the total deposits in this area. Glacier's two Butte, Montana offices have approximately 20% of the deposits in Silver Bow County. First Security has approximately 14% of the total deposits in Missoula County. Valley has approximately 12% of Lewis and Clark County's total deposits, and Big Sky has approximately 5% of Gallatin County's deposits. Mountain West has approximately 8% of the deposits in Kootenai County.

There are a large number of depository institutions including savings banks, commercial banks, and credit unions in the counties in which the Company has offices. The Banks, like other depository institutions, are operating in a rapidly changing environment. Non-depository financial service institutions, primarily in the securities and insurance industries, have become competitors for retail savings and investment funds. Mortgage banking/brokerage firms are actively competing for residential mortgage business.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Average Balance Sheet

The following three-year schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin.

                               ----------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET           For the year ended 12-31-99     For the year ended 12-31-98     For the year ended 12-31-97
                               ----------------------------------------------------------------------------------------------
(Dollars in Thousands)                     Interest   Average              Interest   Average              Interest   Average
                               Average       and       Yield/  Average       and       Yield/  Average       and       Yield/
ASSETS                         Balance    Dividends    Rate    Balance    Dividends    Rate    Balance    Dividends    Rate
                               ----------------------------------------------------------------------------------------------
  Real Estate Loans            $200,575     15,925      7.94%  $217,930     17,769      8.15%  $222,773     18,260      8.20%
  Commercial Loans              226,108     19,684      8.71%   181,712     16,613      9.14%   136,673     13,158      9.63%
  Consumer and Other Loans      125,993     11,483      9.11%   115,805     11,055      9.55%   111,861     10,994      9.83%
                               --------    -------      ----   --------    -------      ----   --------    -------      ----
    Total Loans                 552,676     47,092      8.52%   515,447     45,437      8.82%   471,307     42,412      9.00%

  Investment Securities         183,730     11,829      6.44%   136,268      8,284      6.08%   141,387      9,274      6.56%
                               --------    -------     -----   --------    -------     -----   --------    -------     -----
    Total Earning Assets        736,406     58,921      8.00%   651,715     53,721      8.24%   612,694     51,686      8.44%
                                           -------     -----               -------     -----               -------     -----
  Non-Earning Assets             54,905                          46,138                          47,223
                               --------                        --------                        --------
          TOTAL ASSETS         $791,311                        $697,853                        $659,917
                               ========                        ========                        ========

LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW Accounts                 $ 79,545        875      1.10%  $ 76,284      1,274      1.67%  $ 71,987      1,324      1.84%
  Savings Accounts               42,456        726      1.71%    48,438      1,065      2.20%    48,087      1,415      2.94%
  Money Market Accounts         113,167      4,538      4.01%    95,524      4,365      4.57%    74,484      3,245      4.36%
  Certificates of Deposit       156,204      8,435      5.40%   137,964      8,006      5.80%   135,856      7,927      5.83%
  FHLB Advances                 170,383      9,337      5.48%   139,877      7,876      5.63%   142,886      8,028      5.62%
  Repurchase Agreements
    and Other Borrowed Funds     31,362      1,681      5.36%    20,023        964      4.81%    29,294      1,357      4.63%
                               --------    -------     -----   --------    -------     -----   --------    -------     -----
  Total Interest Bearing
    Liabilities                 593,117     25,592      4.31%   518,110     23,550      4.55%   502,594     23,296      4.64%
                                           -------     -----               -------     -----               -------     -----
    Non-interest Bearing
      Deposits                  103,280                          99,102                          81,151
    Other Liabilities            16,602                           7,885                          13,209
                               --------                        --------                        --------
    Total Liabilities           712,999                         625,097                         596,954
                               --------                        --------                        --------

  Common Stock                       91                              81                              64
                               --------                        --------                        --------
  Paid-In Capital                70,649                          48,662                          36,315
  Retained Earnings               9,523                          22,808                          25,981
  Accumulated Other
    Comprehensive Earnings       (1,951)                          1,205                             605
                               --------                        --------                        --------
    Total Stockholders' Equity   78,312                          72,756                          62,964
                               --------                        --------                        --------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY       $791,311                        $697,853                        $659,917
                               ========                        ========                        ========

  NET INTEREST INCOME                      $33,329                         $30,171                         $28,390
                                           =======                         =======                         =======
  NET INTEREST SPREAD                                   3.69%                           3.69%                           3.80%
  NET INTEREST MARGIN
    ON AVERAGE EARNING ASSETS(1)                        4.53%                           4.63%                           4.63%
  RETURN ON AVERAGE ASSETS(2)                           1.54%                           1.56%                           1.55%
  RETURN ON AVERAGE EQUITY(3)                          15.55%                          15.00%                          16.26%
  DIVIDEND PAYOUT RATIO(4)                             50.00%                          44.44%                          38.39%
  AVERAGE EQUITY TO
    AVERAGE ASSETS RATIO(5)                             9.90%                          10.43%                           9.54%
                               ----------------------------------------------------------------------------------------------

(1)  Without tax effect on non-taxable securities income

(2)  Net income divided by average total assets

(3)  Net income divided by average equity

(4)  Dividends declared per share divided by income per share

(5)  Average equity divided by average total assets

RATE/VOLUME ANALYSIS

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense, which are the components of net interest income, are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company's interest-earning assets and interest-bearing liabilities ("Volume") and the yields earned and rates paid on such assets and liabilities ("Rate"). The change in interest income and interest expense attributable to changes in both volume and rates has been allocated proportionately to the change due to volume and the change due to rate.

                                       -------------------------------------------------------------------------
                                            Years Ended December 31,               Years Ended December 31,
        (Dollars in Thousands)                   1999 vs. 1998                          1998 vs. 1997
                                       -------------------------------------------------------------------------
                                          Increase (Decrease) due to:            Increase (Decrease) due to:
                                       -------------------------------------------------------------------------
        INTEREST INCOME                 Volume        Rate          Net        Volume        Rate          Net
                                       -------------------------------------------------------------------------
        Real Estate Loans              $(1,415)     $  (429)     $(1,844)     $  (397)     $   (94)     $  (491)
        Commercial Loans                 4,059         (988)       3,071        4,336         (881)       3,455
        Consumer and Other Loans           973         (545)         428          388         (327)          61
        Investment Securities            2,885          660        3,545         (336)        (654)        (990)
                                       -------------------------------------------------------------------------
             Total Interest Income       6,502       (1,302)       5,200        3,991       (1,956)       2,035
                                       -------------------------------------------------------------------------

        NOW Accounts                        54         (453)        (399)          79         (129)         (50)
        Savings Accounts                  (132)        (207)        (339)          10         (360)        (350)
        Money Market Accounts              806         (633)         173          917          203        1,120
        Certificates of Deposit          1,058         (629)         429          123          (44)          79
        FHLB Advances                    1,718         (257)       1,461         (169)          17         (152)
        Other Borrowings and
          Repurchase Agreements            546          171          717         (429)          36         (393)
                                       -------------------------------------------------------------------------
           Total Interest Expense        4,050       (2,008)       2,042          531         (277)         254
                                       -------------------------------------------------------------------------
        NET INTEREST INCOME            $ 2,452      $   706      $ 3,158      $ 3,460      $(1,679)     $ 1,781
                                       =========================================================================

Net interest income increased $3.2 million in 1999 over 1998. The increase was due to increases in volumes. Market interest rates increased during 1999. The two-year treasury note was at 6.1% at December 31, 1999 which is a 161 basis point increase from year-end 1998. The 30-year treasury bond was at 6.46%, up 135 basis points from the prior year. The spread between the 2-year rates and 30-year rates has declined from 53 basis points to 27 basis points. The decrease in spread may result in a smaller interest margin as short-term funding costs may increase at a faster pace than the income on earning assets. For additional information see section "Management's Discussion and Analysis".

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

There was no active trading in the Company's investment portfolios during 1999. Investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity. During 1999, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 31.28% in calculating the tax equivalent yield. Approximately $50 million of the investment portfolio is comprised of tax exempt investments.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see Note 3 to the Consolidated Financial Statements for the year ended December 31, 1999.

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

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

                                     -----------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                              At                  At                  At                 At                 At
        TYPE OF LOAN                       12/31/99            12/31/98            12/31/97           12/31/96           12/31/95
                                     -----------------------------------------------------------------------------------------------
                                      Amount    Percent   Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
REAL ESTATE LOANS:
  Residential first mortgage loans   $ 192,804   32.66%  $ 201,898   38.96%  $216,863   44.60%  $215,747   48.25%  $202,535   50.88%
  Loans held for sale                    3,326    0.56%     13,692    2.64%     7,778    1.60%     3,900    0.87%     5,951    1.49%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
      Total                          $ 196,130   33.22%  $ 215,590   41.60%  $224,641   46.20%  $219,647   49.12%  $208,486   52.37%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------

COMMERCIAL LOANS:
  Real estate                        $ 152,504   25.84%  $ 105,339   20.33%  $ 68,340   14.06%  $ 60,222   13.47%  $ 50,762   12.75%
  Other commercial loans               105,613   17.89%     89,067   17.19%    81,271   16.71%    65,126   14.56%    52,622   13.22%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
      Total                          $ 258,117   43.73%  $ 194,406   37.52%  $149,611   30.77%  $125,348   28.03%  $103,384   25.97%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------

INSTALLMENT AND OTHER LOANS:
  Consumer loans                     $  80,039   13.56%  $  64,069   12.36%  $112,296   23.10%  $102,336   22.89%  $ 86,727   21.79%
  Home equity loans(1)                  62,577   10.60%     49,796    9.61%
  Outstanding balances on
    credit cards                             0    0.00%         18    0.00%     3,951    0.81%     3,725    0.83%     3,139    0.79%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
      Total                          $ 142,616   24.16%  $ 113,883   21.97%  $116,247   23.91%  $106,061   23.72%  $ 89,866   22.58%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
  Net deferred loan fees,
    premiums and discounts(2)        $    (517)  -0.08%  $    (538)  -0.10%
  Allowance for Losses                  (6,068)  -1.03%     (5,133)  -0.99%    (4,279)  -0.88%    (3,887)  -0.87%    (3,652)  -0.92%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------
NET LOANS                            $ 590,278  100.00%  $ 518,208  100.00%  $486,220  100.00%  $447,169  100.00%  $398,084  100.00%
                                     ---------  ------   ---------  ------   --------  ------   --------  ------   --------  ------

(1)  For periods prior to 1998, included with consumer loans.

(2)  For periods prior to 1998, included with other loans amounts.

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 1999 was as follows:

      (Dollars in Thousands)               Real Estate    Commercial    Consumer    Totals
      ----------------------               -----------    ----------    --------    ------
Variable Rate                               $ 76,596       148,971       31,890     257,457
Fixed Rate Maturing or Repricing in:
  One year or less                            13,665        32,981       40,384      87,030
  One to five years                           39,986        39,086       57,695     136,767
  Thereafter                                  65,883        37,079       12,647     115,609
                                            --------       -------      -------     -------
    Totals                                  $196,130       258,117      142,616     596,863
                                            ========       =======      =======     =======

LOAN PORTFOLIO SCHEDULED CONTRACTUAL PRINCIPAL REPAYMENTS

The following table sets forth certain information at December 31, 1999 regarding the dollar amount of scheduled loan contractual repayments (demand loans, loans having no stated scheduled repayments and no stated maturity, and overdrafts are reported as due in one year or less)

                                            After One Year
                                One Year       through       After Five
(Dollars in Thousands)          or Less       Five Years       Years       Totals
----------------------          -------     --------------   ----------    -------
Real estate loans               $ 21,067       105,853         69,210      196,130
Commercial loans                  56,367       111,230         90,520      258,117
Consumer loans                    61,323        59,481         21,812      142,616
                                --------       -------        -------      -------
           Totals               $138,757       276,564        181,542      596,863
                                ========       =======        =======      =======

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

CONSUMER LENDING

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 22% of the interest rates on the Banks' consumer portfolio is variable. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 75% of the current appraised value of the property.

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

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the experience and technical skills of the individual. Limits for fully secured loans range from $30,000 to $100,000, and unsecured limits range from $5,000 to $25,000. An officers' loan committee, consisting of senior lenders and members of senior management, has approval authority up to $500,000. Loans over $500,000 go to the Company's Board of Directors for approval. First Security Bank's internal loan committee can approve loans up to $400,000. Loans over $400,000 must be approved by the executive loan committee which includes First Security's executive officers, the Chairman and an additional director. Under Montana banking laws, banks generally may not make loans to one borrower and related entities in an amount, which exceeds 20% of its unimpaired capital and surplus. Those limits at December 31, 1999 are approximately $4.0 million in Glacier, $2.9 million for First Security, $1.2 million for Valley, $1.0 million for Big Sky, $650,000 for Whitefish, and $400,000 for Eureka. Each of the Banks is in compliance with these limits.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole or in part to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue To make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales. The Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 1999, loans serviced for others aggregated approximately $130 million.

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

NON-PERFORMING LOANS AND ASSET CLASSIFICATION

Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording REO is charged to the allowance for loan losses. Any subsequent write-downs are a charge to current expenses.

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

                                                      ----------------------------------------------------
                                                         At         At         At         At         At
                                                      12/31/99   12/31/98   12/31/97   12/31/96   12/31/95
                                                      ----------------------------------------------------
        NON-ACCRUAL LOANS:
          Mortgage loans                               $  549     $  438     $   93     $  157     $    0
          Commercial loans                                776      1,068        288        262        474
          Consumer loans                                   58         64        156         45         16
                                                      ----------------------------------------------------
            TOTAL                                      $1,383     $1,570     $  537     $  464     $  490
                                                      ----------------------------------------------------
        ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
          Mortgage loans                               $   62     $  632     $  416     $  290     $    8
          Commercial loans                                 99        385        268        222        364
          Consumer loans                                  104        124        251        431        179
                                                      ----------------------------------------------------
            TOTAL                                      $  265     $1,141     $  935     $  943     $  551
                                                      ----------------------------------------------------
        Troubled debt restructuring:                   $    0     $    0     $   27     $    0     $    0
        Real estate and other assets owned, net           550        151        121        506         52
        TOTAL NON-PERFORMING LOANS, TROUBLED DEBT
          RESTRUCTURINGS, AND REAL ESTATE AND OTHER
                                                      ----------------------------------------------------
          ASSETS OWNED, NET                            $2,198     $2,862     $1,620     $1,913     $1,093
                                                      ----------------------------------------------------

          AS A PERCENTAGE OF TOTAL ASSETS                0.25%      0.43%      0.25%      0.31%      0.20%
                                                      ----------------------------------------------------

        Interest Income(1)                             $   13     $  103     $   84     $   94     $   55
                                                      ----------------------------------------------------

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company is committed to the early recognition of possible problems and to a strong, conservative allowance. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience, and (iii) allowances based on general economic conditions and other factors in the Company's individual markets. The specific allowance element is based on a regular analysis of all loans and commitments where credit ratings have fallen below standards. The historical loan loss element is determined by examining loss experience and the related internal gradings of loans charged off. The general economic conditions element is determined by management at the individual subsidiary banks and is based on knowledge of specific economic factors in their markets that might affect the collectibility of loans. It inherently involves a higher degree of uncertainty and considers factors unique to the markets in which the Company operates. Generally these other risk factors have not manifested themselves in the Company's historical losses/experience to the extent they might currently.

Other risk factors take into consideration such factors as recent loss experience in specific portfolio segments, loan quality trends and loans volumes including concentration, economic, and administrative risk.

The Banks' charge-off policy is generally consistent with regulatory standards. The Banks typically place loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full, or if the loan is in the legal process of collection. Once a loan has been classified as non-accrual, previously accrued unpaid interest is reversed.

The following table illustrates the loan loss experience:

        (Dollars in Thousands)                                 Years ended December 31,
                                               -------------------------------------------------------
                                                1999         1998        1997        1996        1995
                                               -------      ------      ------      ------      ------
        BALANCE AT BEGINNING OF PERIOD         $ 5,133       4,279       3,887       3,652       3,338
            CHARGE OFFS:
              Residential real estate              (44)        (50)          0        (122)          0
              Commercial loans                    (409)       (514)       (162)       (229)       (238)
              Consumer loans                      (335)       (474)       (610)       (540)       (221)
                                               -------      ------      ------      ------      ------
                Total charge offs              $  (788)     (1,038)       (772)       (891)       (459)
                                               -------      ------      ------      ------      ------

            RECOVERIES:
              Residential real estate                1           0           0           1           0
              Commercial Loans                     110         250         155          69          56
              Consumer loans                       106         110         120         107         106
                                               -------      ------      ------      ------      ------
                Total recoveries               $   217         360         275         177         162
                                               -------      ------      ------      ------      ------

            NET (CHARGE OFFS) RECOVERIES          (571)       (678)       (497)       (714)       (297)
            PROVISION                            1,506       1,532         889         949         611
                                               -------      ------      ------      ------      ------
        BALANCE AT END OF PERIOD               $ 6,068       5,133       4,279       3,887       3,652
                                               =======      ======      ======      ======      ======

        RATIO OF NET CHARGE OFFS TO AVERAGE
        LOANS OUTSTANDING DURING THE PERIOD       0.10%       0.13%       0.11%       0.18%       0.08%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                  1999                 1998                 1997                 1996                 1995
                           -------------------- -------------------- -------------------- -------------------- --------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      loans in             loans in             loans in             loans in             loans in
(Dollars in thousands)     Allowance  category  Allowance  category  Allowance  category  Allowance  category  Allowance  category
----------------------     --------- ---------- --------- ---------- --------- ---------- --------- ---------- --------- ----------
Residential real estate     $1,000      0.51%     1,099      0.51%     1,146      0.51%     1,120      0.51%      1,063     0.51%
Commercial real estate       1,526      1.00%     1,060      1.00%       513      0.75%       452      0.75%        381     0.75%
Other commercial             2,107      2.00%     1,717      1.93%     1,276      1.57%     1,022      1.57%        826     1.57%
Consumer                     1,435      1.01%     1,257      1.10%     1,344      1.16%     1,293      1.22%      1,382     1.54%
                            ------                -----                -----                -----                 -----
   Totals                   $6,068                5,133                4,279                3,887                 3,652
                            ======                =====                =====                =====                 =====

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

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificates of deposit with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

(Dollars in thousands)                     Certificates     Demand
                                            of Deposit      Deposits       Totals
                                           ------------     --------       -------
        Within three months                  $27,506        130,068        157,574
        Three months to six months             6,264                         6,264
        Seven months to twelve months         11,753                        11,753
        Over twelve months                     4,842                         4,842
                                             -------        -------        -------
           Totals                            $50,365        130,068        180,433
                                             =======        =======        =======

For additional information, see Note 6 to the Consolidated Financial Statements for the year ended December 31, 1999.

ADVANCES AND OTHER BORROWINGS

As a member of the Federal Home Loan Bank ("FHLB"), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members in the FHLB

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, Glacier has made use of repurchase agreements with various securities dealers. This process involves the "selling" of one or more of the securities in the Glacier's portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although Glacier has offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by the Board of Directors, Glacier and Valley enter into repurchase agreements with local municipalities, and large balance customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. The other banks have not utilized repurchase agreements for liquidity purposes.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

(Dollars in thousands)                                     For the year ended December 31,
                                                          ---------------------------------
                                                           1999         1998         1997
                                                          -------      -------      -------
FHLB Advances
  Amount outstanding at end of period..................   $194,650     124,886      145,660
  Average balance......................................   $170,383     139,877      142,886
  Maximum outstanding at any month-end.................   $218,238     151,165      148,476
  Weighted average interest rate.......................       5.48%       5.63%        5.62%

Repurchase Agreements:
  Amount outstanding at end of period..................    $19,766      17,239       21,673
  Average balance......................................    $28,605      16,652       20,107
  Maximum outstanding at any month-end.................    $53,791      19,300       25,292
  Weighted average interest rate.......................       4.51%       4.70%        4.70%

For additional information concerning the Company's advances and repurchase agreements, see Notes 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 1999.

                                  SUBSIDIARIES

The Company has seven direct subsidiaries, Glacier Bank (wholly owned), First Security (wholly owned), Valley (wholly owned), Big Sky (wholly owned), Whitefish (majority owned), Eureka (majority owned) and Community First, Inc. ("CFI") (wholly owned). For information regarding the holding company, as separate from the subsidiaries, see Note 15 to the Consolidated Financial Statements for the year ended December 31, 1999.

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

                                    EMPLOYEES

As of December 31, 1999, the Company employed 434 persons, 303 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan. The Company considers its employee relations to be excellent. See Note 12 in the Consolidated Financial Statements for the year ended December 31, 1999 for detailed information regarding pension/savings plan costs and eligibility.

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

CHANGES IN BANKING LAWS AND REGULATIONS

The laws and regulations that affect banks and bank holding companies have recently undergone significant changes. On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999 (the "Act") Generally, the Act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The Act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities. The Company does not believe that the Act will negatively affect the operations of it or the Banks. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company and the Banks.

BANK HOLDING COMPANY REGULATION

The Company is a bank holding company, due to its ownership of Glacier, Whitefish, Eureka, Valley Bank, First Security, Big Sky Western and Mountain West, all of which are Montana-state chartered commercial banks (with the exception of Mountain West Bank, and Idaho state-chartered bank), and all of which are members of the FRB (with the exception of Mountain West Bank, a non-Fed member FDIC-insured bank). In general, the Bank Holding Company Act of 1956, as amended ("BHCA") limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state bank.

Control of Nonbanks

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

Control Transactions

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

TRANSACTIONS WITH AFFILIATES

The Company and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions", to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

TIE-IN ARRANGEMENTS

The Company and its subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit on either (1) a requirement that the customer obtain additional services proved by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-typing rules: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the trying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, impact of the amendments on the Company and its subsidiaries is unclear at this time.

THE SUBSIDIARIES

General

With the exception of Mountain West Bank, the Company's subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank is subject to regulation by the Idaho Department of Finance and by the FDIC as a state non-member commercial bank. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

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

Idaho has enacted "opting in" legislation accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain "aging" requirements. Branches may not be acquired or opened separately in Idaho by an out-of-state bank, but once an out-of-state bank has acquired a bank within Idaho, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Idaho.

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

DIVIDENDS

The principal source of the Company's cash revenues is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Banks are currently subject to any regulatory restrictions on their dividends.

CAPITAL ADEQUACY

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

Tier I capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under an FRB rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the FRB), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above.

The FRB also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies, and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%.

EFFECTS OF GOVERNMENT MONETARY POLICY

The earnings and growth of the Company and the Banks are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowing from the FRB, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Banks cannot be predicted with certainty.

                                    TAXATION

FEDERAL TAXATION

The Company files consolidated federal and Montana income tax returns, using the accrual method of account. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 11 in the Consolidated Financial Statements for additional information.

STATE TAXATION

Under Montana law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provision of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rat of 6.75%.

ITEM 2. PROPERTIES

At December 31, 1999, Glacier Bank owned 11 of its 15 offices, including its headquarters and other property having an aggregate book value of approximately $6.2 million, and lease the remaining branches.

Glacier Bank believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

The following table sets forth certain information regarding Glacier Bank's offices at December 31, 1999:

Office                City                  Services Offered          Ownership
------                ----                  ----------------          ---------
Main                  Kalispell, MT         Full Services               Owned
                                            Administration
Branch                Libby, MT             Full Services               Owned
Branch                Polson, MT            Full Services               Owned
Branch                Columbia Falls, MT    Full Services               Owned
Branch                Cut Bank, MT          Full Services               Owned
Branch                Bigfork, MT           Full Services               Leased
Branch                Evergreen area        Full Services               Owned
                       of Kalispell, MT
Branch                Billings, MT          Full Services               Owned
Branch                Thompson Falls, MT    Full Services               Owned
Branch                Buffalo Hill area     Full Services               Owned
                       of Kalispell, MT
Branch                Billings, MT          Full Services               Leased
                      Heights area          Supermarket Branch
Branch                Hamilton, MT          Full Services               Leased
                                            Supermarket Branch
Branch                Helena, MT            Full Services               Leased
                                            Supermarket Branch
Branch                Butte, MT             Full Services               Owned
Branch                Butte, MT             Full Services               Owned

First Security conducts banking activities from three locations in Missoula, Montana. The main office has undergone extensive remodeling, and the Great Northern Way office was new in 1996. The East Broadway facility was completed in 1992. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $2.5 million:

Office                                      Services Offered          Ownership
------                                      ----------------          ---------
Main                                        Full Services             Owned
Branch                                      Full Services             Owned
Branch                                      Full Services             Owned

Valley conducts banking activities from three locations in Helena, MT. The main office has undergone extensive remodeling in 1998. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $1.6 million:

Office                                      Services Offered          Ownership
------                                      ----------------          ---------
Main                                        Full Services             Owned
Branch                                      Full Services             Owned
Branch                                      Full Services             Leased
                                            Supermarket Branch

Whitefish and Eureka each conduct their banking activities out of one office as listed below. Both institutions have undergone a major remodeling and have net book values of $659,000 and $571,000 respectively. Management believes that both facilities are currently in excellent condition:

Office                City                  Services Offered          Ownership
------                ----                  ----------------          ---------
Main                  Eureka, MT            Full Services             Owned
                                            Administration
Main                  Whitefish, MT         Full Services             Owned
                                            Administration

Big Sky conducts banking activities from three locations. Construction is underway for a new office in Bozeman which will replace the current 2405 West Main leased office. Net book value of facilities and leasehold improvements is $2.5 million.

Office                City                  Services Offered          Ownership
------                ----                  ----------------          ---------
Main                  Big Sky, MT           Full Services             Leased
                                            Administration
Branch                Four Corners area
                       of Bozeman, MT       Full Services             Leased
Branch                Bozeman, MT           Full Services             Leased

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company's opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidate financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

The Company's stock trades on the NASDAQ Stock Market, Inc., under the symbol:
GBCI. The primary market makers are: D.A. Davidson & Company, Inc.; Piper Jaffray Companies, Inc.; Herzog, Heine, Geduld, Inc.; McDonald and Company, Sec. Inc.; and Freedman, Billings, Ramsay & Company.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1999, there were approximately 3,200 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

                             1999                1998
                       ---------------     ---------------
        Quarter         High     Low        High     Low
                       ------   ------     ------   ------
        First ......   $21.82   $17.05     $24.38   $19.21
        Second .....   $24.38   $17.27     $23.55   $21.90
        Third ......   $23.88   $15.25     $23.97   $20.71
        Fourth .....   $18.75   $14.88     $20.57   $17.16

The Company paid cash dividends on its common stock of $.64 and $.52 per share for the years ended December 31, 1999 and 1998, respectively.

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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA


                                                                              At December 31,
                                                     ----------------------------------------------------------------
(dollars in thousands, except per share data)          1999          1998          1997          1996          1995
                                                     --------       -------       -------       -------       -------
SUMMARY OF FINANCIAL CONDITION:
        Total assets ..............................  $884,117       705,966       681,391       631,710       566,082
        Investment securities .....................    53,587        58,890        58,417        75,627        70,217
        Mortgage-backed securities ................   137,798        46,596        63,737        47,579        39,368
        Loans receivable ..........................   596,346       523,341       490,751       451,228       401,886
        Allowance for loan losses .................    (6,068)       (5,133)       (4,279)       (3,887)       (3,652)
        Deposits ..................................   576,282       475,844       429,798       395,611       350,939
        Advances ..................................   194,650       124,886       145,660       150,116       125,265
        Other borrowed funds
           and repurchase agreements ..............    26,614        18,707        29,960        17,871        23,839
        Stockholders' equity ......................    78,813        77,810        67,702        58,225        52,503
        Equity per common share* ..................      8.25          8.22          7.38          6.52          5.85
        Equity as a percentage of total assets ....      8.91%        11.02%         9.94%         9.22%         9.27%

                                                                         Years ended December 31,
                                                     ----------------------------------------------------------------
(dollars in thousands, except per share data)          1999          1998          1997          1996          1995
                                                     --------       -------       -------       -------       -------
SUMMARY OF OPERATIONS:
        Interest income ...........................  $ 58,921        53,721        51,686        47,697        42,358
        Interest expense ..........................    25,592        23,550        23,296        21,426        18,346
                                                     --------       -------       -------       -------       -------
          Net interest income .....................    33,329        30,171        28,390        26,271        24,012
        Provision for loan losses .................     1,506         1,532           889           949           611
        Non-interest income .......................    11,064        11,959        10,135         9,825         8,860
        Non-interest expense ......................    24,077        23,285        21,427        21,158        17,733
                                                     --------       -------       -------       -------       -------
          Earnings before income taxes ............    18,810        17,313        16,209        13,989        14,528
        Income taxes ..............................     6,631         6,398         5,973         5,662         5,688
                                                     --------       -------       -------       -------       -------
          Net earnings ............................    12,179        10,915        10,236         8,327         8,840
                                                     ========       =======       =======       =======       =======
          Basic earnings per common share* ........      1.28          1.17          1.12          0.94          0.98
          Diluted earnings per common share* ......      1.27          1.15          1.10          0.92          0.98
          Dividends declared per share* ...........      0.64          0.52          0.43          0.35          0.31

                                                                     Years ended and at December 31,
                                                     ----------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                     --------       -------       -------       -------       -------
RATIOS:
 Net earnings as a percent of
        average assets ............................      1.54%         1.56%         1.55%         1.38%         1.69%
        average stockholders' equity ..............     15.55%        15.00%        16.26%        15.04%        18.35%
Net interest margin on average earning assets
          (tax equivalent) ........................      4.58%         4.79%         4.72%         4.76%         4.97%
Allowance for loan losses as a percent of loans ...      1.02%         0.98%         0.87%         0.86%         0.91%
Allowance for loan losses as a percent of
        nonperforming assets ......................       269%          184%          264%          181%          334%

                                                                     Years ended and at December 31,
                                                     ----------------------------------------------------------------
(dollars in thousands)                                 1999          1998          1997          1996          1995
                                                     --------       -------       -------       -------       -------
OTHER DATA:
        Loans originated and purchased ............  $490,404       394,799       265,759       314,213       254,950
        Loans serviced for others .................  $129,666       123,741       128,250       124,619       112,024
        Number of full time equivalent employees ..       363           351           307           327           301
        Number of offices .........................        26            23            23            21            18
        Number of shareholders of record ..........     1,212           929           772           758           739

*revised for stock splits and dividends

All amounts have been restated to include mergers using the pooling of interests accounting method and includes the impact of purchasing minority interest in Valley Bank in 1998 and two Butte, Montana branches in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company is a Delaware corporation and at December 31, 1999 had six commercial banks as subsidiaries: Glacier Bank, Glacier Bank of Whitefish, Glacier Bank of Eureka, First Security Bank of Missoula, Valley Bank of Helena, and Big Sky Western Bank. The following discussion and analysis includes the effect of the pooling-of-interests merger with HUB Financial Corporation (parent company of Valley Bank of Helena) and Big Sky Western Bank, and the purchase accounting treatment of the minority shares of Valley Bank of Helena. Prior period information has been restated to include amounts from the HUB Financial Corporation merger and the Big Sky merger. The Company reported earnings of $12,179,000 for the year ended December 31, 1999, or $1.28 basic earnings per share, and $1.27 diluted earnings per share, compared to $10,915,000, or $1.17 basic earnings per share and $1.15 diluted earnings per share, for the year ended December 31, 1998, and $10,236,000, or $1.12 basic and $1.10 diluted earnings per share for the year ended December 31, 1997. The continued improvement in net income can be attributed to an increase in earning assets, management of net interest margin, and strong non-interest income. The following narrative and tables focus on the significant financial changes which have taken place over the past years and include a discussion of the Company's financial condition, results of operations, and capital resources.

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long term borrowings, and net income. In addition, all six subsidiaries are members of the Federal Home Loan Bank of Seattle. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. During 1999, all six financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

Retention of a portion of Glacier Bancorp, Inc.'s earnings resulted in stockholders' equity at December 31, 1999 of $78,813,000, or 8.9% of assets, which compares with $77,810,000, or 11.0% of assets at December 31, 1998. The increase in assets of $178,151,000, or 25.2% during 1999 has outpaced earnings retention and increases resulting from the exercise of stock options. The stockholders' equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

FINANCIAL CONDITION

For the year ended December 31, 1999, consolidated assets increased $178,151,000, or 25.2% over the prior year. The following table summarizes the Company's major asset and liability components as a percentage of total assets at December 31, 1999, 1998, and 1997.

                      MAJOR BALANCE SHEET COMPONENTS AS A
                           PERCENTAGE OF TOTAL ASSETS

                                                                       December 31,
                                                             --------------------------------
                                                              1999         1998         1997
                                                             ------       ------       ------
ASSETS:
Cash, and Cash Equivalents, Investment Securities, FHLB
 and Federal Reserve Stock                                     28.8%       22.8%        25.2%
Real Estate Loans and loans Held for Sale                      22.2%       30.5%        32.8%
Commercial Loans                                               29.2%       27.5%        21.8%
Consumer Loans                                                 16.1%       16.1%        17.0%
Other Assets                                                    3.6%        3.0%         3.3%
                                                             ------       -----        -----
                                                              100.0%      100.0%       100.0%
                                                             ======       =====        =====
LIABILITIES AND STOCKHOLDER'S EQUITY:
Deposit Accounts                                               65.2%       67.4%        62.7%
FHLB Advances                                                  22.0%       17.7%        21.2%
Other Borrowings and Repurchase Agreements                      3.0%        2.6%         4.4%
Other Liabilities                                               0.9%        1.2%         1.8%
Stockholders' Equity                                            8.9%       11.0%         9.9%
                                                             ------       -----        -----
                                                              100.0%      100.0%       100.0%
                                                             ======       =====        =====

EFFECT OF INFLATION AND CHANGING PRICES

Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing over time due to inflation. Virtually all assets of a financial institution are monetary in nature, therefore, interest rates generally have a more significant impact on a company's performance than does the effect of inflation.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 1999, we had a negative GAP position at six and twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 17.65% which compares to a positive 2.51% at December 31, 1998 and
 .95% at December 31, 1997. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. Using this analysis to join GAP information with earnings data produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                                        Projected maturity or repricing
                                                 -----------------------------------------------------------------------------
                                                    0-6           6-12         1 - 5       More than     Non-rate
         (dollars in thousands)                   Months         Months        years       5 years       Sensitive      Total
                                                 ---------      --------      -------      --------      ---------     -------
ASSETS:
       Interest bearing deposits ............    $   1,500            --           --            --            --        1,500
       Investment securities ................       16,700           865        2,231        33,791            --       53,587
       Mortgage-backed securities ...........        5,052         4,110       28,146       100,490            --      137,798
       Floating rate loans ..................      157,755         7,668       89,690         8,441            --      263,554
       Fixed rate loans .....................       61,159        41,855      156,101        67,609            --      326,724
       Other earning assets .................       15,928            --           --            --            --       15,928
       Non-earning assets ...................       12,527            --           --            --        72,499       85,026
                                                 ---------      --------      -------      --------       -------      -------
TOTAL ASSETS ................................    $ 270,621        54,498      276,168       210,331        72,499      884,117
                                                 =========      ========      =======      ========       =======      =======

LIABILITIES AND EQUITY:
       Deposits .............................      241,365        54,250       38,059       242,608            --      576,282
       FHLB advances ........................      158,659           878       12,598        22,515            --      194,650
       Other borrowed funds and repurchase
         agreements .........................       26,614            --           --            --            --       26,614
       Other liabilities ....................           --            --           --            --         7,758        7,758
       Equity ...............................           --            --           --            --        78,813       78,813
                                                 ---------     ---------      -------      --------       -------      -------
TOTAL LIABILITIES AND EQUITY ................    $ 426,638        55,128       50,657       265,123        86,571      884,117
                                                 =========     =========      =======      ========       =======      =======

Repricing gap ...............................    $(156,017)         (630)     225,511       (54,792)      (14,072)
Cumulative repricing gap ....................     (156,017)     (156,647)      68,864        14,072
Cumulative gap as a % of total assets .......       -17.65%       -17.72%        7.79%         1.59%

Gap Earnings Sensitivity(1)...............................     $    (956)

Gap Earnings Sensitivity Ratio(2).........................     $   -7.85%

(1) Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates .01(-$156,646 + $61,092)

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $12,179. A 1% increase in interest rates has this estimated percentage decrease effect on annual income. This table estimates the repricing maturities of the Company's assets and liabilities, based upon the Company's assessment of the repricing characteristics of the various instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: non-interest bearing checking and interest-bearing checking are included in the more than 5 years category.

Regular savings are included in the 1 - 5 years category. Money market balances are included in the less than 6 months category. Mortgage-backed securities are at the anticipated principal payments based on the weighted-average-life.

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. The interest spread for 1999 was the same as the prior year. The net interest margin decreased slightly in 1999 from 4.79% to 4.58%, primarily the result of an increase in interest earning assets at lower rates. Increased asset levels, and increased interest-free funding resulted in significantly higher net interest income.

                                                                             December 31, [1]
                                                                         ------------------------
                                                                         1999      1998      1997
                         -                                               ----      ----      ----
     Combined weighted average yield on loans and investments[2].....    8.00%     8.24%     8.44%
     Combined weighted average rate paid on savings deposits
         and borrowings..............................................    4.31%     4.55%     4.64%
     Net interest spread.............................................    3.69%     3.69%     3.80%
     Net interest margin[3]..........................................    4.58%     4.79%     4.72%

(1) Weighted averages are computed without the effect of compounding daily interest.

(2) Includes dividends received on capital stock of the Federal Home Loan Bank and Federal Reserve Bank.

(3) The net interest margin (net yield on average interest earning assets) is interest income from loans and investments (tax free income adjusted for tax effect) less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

FINANCIAL CONDITION

The Company acquired two Butte, Montana offices of Washington Mutual, with approximately $73,000,000 in deposits, on October 8, 1999. Those branches have been fully integrated into Glacier Bank, the largest subsidiary of the Company. The following information includes the impact of that acquisition which was accounted for as a purchase.

Total assets increased $178,151,000, or 25.2% over the December 31, 1998 asset level. Total loans outstanding increased 13.9%, or $72,984,000 with the largest increase occurring in the commercial classification which increased $63,711,000, or 32.8%. Consumer loans increased $28,733,000, or 25.2%. Residential real estate loans and loans held for sale declined $19,460,000 or 9.0%, in accordance with management's plan to reduce the balances on real estate loans which generally have lower interest rates than other loan types. Investment securities increased $85,899,000, or 81.4%. Higher investment yields, a steeper yield curve, and the Butte branch acquisition from Washington Mutual provided an opportunity to increase the investment portfolio.

Total liabilities increased $177,148,000, or 28.2%, with non-interest bearing deposits up $13,183,000, or 13.2%, and interest bearing deposits up $87,255,000, or 23.2%. Federal Home Loan Bank advances increased $69,764,000, or 55.9%. Securities sold under repurchase agreements and other borrowed funds were up $7,907,000, or 42.3%.

Total stockholders' equity increased $1,003,000, or 1.3%, the result of earnings retention, offset by a $6,294,000 net change in the unrealized loss on the securities available-for-sale.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $58,921,000 compared to $53,721,000 for the years ended December 31, 1999 and 1998, respectively, a $5,200,000, or 9.7% increase. The weighted average yield on the loan and investment portfolios decreased from 8.2% to 8.0%. This decrease in yield was offset by increased volumes in loans, and the change in loan mix from real estate loans to higher yielding commercial and consumer loans, increasing interest income.

INTEREST EXPENSE - Interest expense was $25,592,000 for the year ended December 31, 1999, up from $23,550,000 in 1998, a $2,042,000, or 8.7%, increase. The increase is due to higher balances in interest bearing deposits, Federal Home Loan Bank advances, repurchase agreements and other borrowed funds during 1999. The increased interest expense resulting from the higher balances in interest bearing liabilities was partially offset by reduced rates and by the increase in non-interest bearing deposits. The yield on interest bearing liabilities declined from 4.6% in 1998 to 4.3% in 1999.

NET INTEREST INCOME - Net interest income was $33,329,000 compared to $30,171,000 in 1998, an increase of $3,158,000, or 10.5%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $1,506,000 for 1999, down slightly from $1,532,000 for 1998. Total loans charged off, net of recoveries, were $571,000 in 1999, down from the $678,000 experienced in 1998. The allowance for loan losses balance was $6,068,000 at year end 1999, up from $5,133,000 at year end 1998, an increase of $935,000. At December 31, 1999, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,254,000 or .26% of total assets; compared to $2,795,000 or .40% of total assets at December 31, 1998. The allowance for loan losses was 269% of non-performing assets at December 31, 1999, up from 184% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.02% from .98% at the 1999 and 1998 year ends. The allowance for losses has increased primarily because of the changing mix of loans from residential real estate to more commercial and consumer loans which historically have greater credit risk along with higher loan rates.

NON-INTEREST INCOME - Total non-interest income of $11,064,000 was down $895,000, or 7.5% from 1998 which included one time gains on the sale of the credit card portfolio of $457,000, and $102,000 from the sale of the trust business. Loan fees and charges were $992,000 below the prior year, due mostly to a slow down in real estate loan origination and sale activity resulting from higher mortgage rates in 1999. Increased volumes in deposit accounts resulted in an increase in fee income of $754,000 from service charges and other fees. Other income was down $618,000 most of which was the gain on sale of credit card and trust business in 1998. The gain on sale of investments was $6,000 in 1999, down from $45,000 in 1998.

NON-INTEREST EXPENSE - Total non-interest expense increased from $23,285,000 to $24,077,000 an increase of $792,000, or 3.4%. Compensation, employee benefits, and related expenses increased $899,000, or 7.7% from 1998, with the new branches and expanded data processing staff included. Occupancy and equipment expense increased $381,000, or 13.3% from 1998, the result of bringing more data processing functions in-house, the substantial investment in enhanced technology for transaction imaging and internet banking, and additional expenses from the new branch offices. Data processing and other expenses were down $394,000, or 4.6%, however, after adjusting for the 1998 merger and reorganization expenses there was an increase of $237,000, primarily the result of increased volumes and $78,000 in amortization of the premium paid for the Butte acquisition. The other category of expense is the minority interest in subsidiaries which decreased $94,000, resulting from the acquisition of minority shares in 1998.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 53.1% in 1999, up from 52.7% in 1998, as compared with similar sized bank holding companies nationally which average approximately 63.5%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

FINANCIAL CONDITION

Total assets increased $24,575,000, or 3.6% over the December 31, 1997 asset level. Total loans outstanding increased 6.6%, or $31,988,000 with the largest increase occurring in the commercial classification which increased $44,744,000, or 29.9%. Real estate loans decreased $9,541,000 or 4.2% the result of management's decision to not retain long-term mortgages in the portfolio in this low interest rate environment. Consumer loans decreased $2,482,000, or 2.1%, the result of selling the credit card portfolio. Investment securities decreased $16,668,000, or 13.6%. With the flat yield curve during 1998 there were limited attractive investment opportunities.

Total liabilities increased $14,467,000, or 2.4%, with interest bearing deposits up $36,672,000, or 10.8%, and non-interest bearing deposits up $9,374,000, or 10.3%. Federal Home Loan Bank advances decreased $20,774,000, or 14.3%. Securities sold under repurchase agreements and other borrowed funds were down $11,253,000, or 37.6%.

Total stockholders' equity increased $10,108,000, or 14.9%, the result of earnings retention, and a $18,000 increase in the net unrealized gains on securities available-for-sale.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $53,721,000 compared to $51,686,000 for the years ended December 31, 1998 and 1997, respectively, a $2,035,000, or 3.9% increase. The weighted average yield on the loan and investment portfolios decreased from 8.44% to 8.24%. This decrease in yield was offset by increased volumes in loans, and the change in loan mix from real estate loans to higher yielding commercial loans, increasing interest income.

INTEREST EXPENSE - Interest expense was $23,550,000 for the year ended December 31, 1998, up slightly from $23,296,000 in 1997, a $254,000 increase. The increase is due to higher balances in interest bearing deposits, which was largely offset by lower amounts outstanding in Federal Home Loan Bank advances, repurchase agreements and other borrowed funds during 1998. Increased balances in non-interest bearing deposits also reduced the need for interest bearing funding.

NET INTEREST INCOME - Net interest income was $30,171,000 compared to $28,390,000 in 1997, an increase of $1,781,000, or 6.3%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $1,532,000 for 1998, up from $889,000 for 1997. Total loans charged off, net of recoveries, were $678,000 in 1998, up from the $497,000 experienced in 1997. The allowance for loan losses balance was $5,133,000 at year end 1998, up from $4,279,000 at year end 1997, an increase of $854,000. At December 31, 1998, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,795,000 or .40% of total assets; compared to $1,620,000 or
 .24% of total assets at December 31, 1997. The reserve for loan losses as a percentage of loans increased to .98% from .87% at the 1998 and 1997 year ends. The reserve for losses has increased primarily because of the changing mix of loans from residential real estate to more commercial loans which historically carry additional credit risk along with higher loan rates.

NON-INTEREST INCOME - Total non-interest income of $11,959,000 was up $1,824,000, or 18.0% from 1997. Loan fees and charges were $1,105,000 greater than the prior year. Most of this increase came from the large volume of real estate loan origination and sale activity resulting from low mortgage rates. Increased volumes in deposit accounts was the reason for the $138,000 increase in service charges and other fees. Other income, which includes a gain on the sale of the credit card portfolio of $457,000, and $102,000 from the sale of the trust business, was up $732,000.

NON-INTEREST EXPENSE - Total non-interest expense increased from $21,427,000 to $23,285,000 an increase of $1,858,000, or 8.7%. Of this increase $852,000 was from merger and reorganization expenses, leaving an increase from operations of $1,006,000, or 4.7%. Compensation, employee benefits, and related expenses increased $507,000, or 4.5% from 1997. Occupancy expense increased $388,000, or 15.6% from 1997. The change to an in-house data center, a new branch of Valley Bank of Helena, and a new branch and corporate office building in Kalispell were the main reasons for the increase. Data processing expense decreased $83,000, the result of bringing more data processing services in-house during 1998. The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 52.7% in 1998, down from 54.7% in 1997, as compared with similar sized bank holding companies nationally which average about 62%.

FUTURE ACCOUNTING PRONOUNCEMENTS

None

                                    YEAR 2000

The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. As the Company has reported in the past, it has spent considerable effort in preparing for Y2K in the period leading up to January 1, 2000.

The Company has not experienced any significant Y2K problems and has not been informed of any material Y2K problems by its customers or vendors. However, although January 1, 2000 is past, it is possible that some problems have gone undetected, or that other dates in the future may further affect computer software and systems, or equipment with embedded chip technology.

The Company will continue to monitor the Y2K compliance of its own computer systems and equipment with embedded technology, as well as any Y2K related problems that may be reported to it by third parties with whom it does business.

As discussed in the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, the Company estimated that the total costs of remediation associated with the Y2K issue would not have a material effect on the operations or financial condition of the Company. The Company believes, based on its review of such costs to March 15, 2000, that this statement continues to be true. However, as noted above, it is possible that additional costs will be incurred in connection with Y2K problems that may still occur in the future.

FORWARD LOOKING STATEMENTS

The discussion above regarding the Company's Y2K status includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PLSRA"). The Company desires to take advantage of the "safe harbor" provisions of the PLSRA as they apply to forward looking statements. The Company's ability to predict the results of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that systems modifications will not operate as intended, and that the Company or its significant customers or vendors have not yet detected Y2K problems that have arisen or will arise in the future.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company" primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/liability committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential loner-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance lever for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999 and 1998 as compared to the 10% Board approved policy limit.

                           +200 bp                                    1999       1998
                                                                     -------     -----
       Estimated sensitivity......................................     -3.66%    -1.99%
       Estimated increase (decrease) in net interest income.......   $(1,220)     (600)
                           -200 bp
       Estimated sensitivity......................................      2.68%     1.44%
       Estimated increase (decrease) in net interest income.......   $   893       434

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the pages indicated.

                                                                           Page
                                                                           ----
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

                               [KPMG LETTERHEAD]


                          Independent Auditors' Report


The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                               /s/ KPMG LLP
                                               ------------

Billings, Montana
January 28, 2000

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                  December 31,
                                                                             ----------------------
(dollars in thousands)                                                         1999           1998
----------------------                                                       ---------      -------
ASSETS:
      Cash on hand and in banks ...........................................  $  46,277       33,806
      Federal funds sold ..................................................         64        5,883
      Interest bearing cash deposits ......................................      1,436        2,494
                                                                             ---------      -------
           Cash and cash equivalents ......................................     47,777       42,183

      Investment securities, available-for-sale ...........................    191,385       97,214
      Investment securities, held-to-maturity (market value of $8,560) ....          0        8,272
      Loans receivable, net ...............................................    590,278      518,208
      Premises and equipment, net .........................................     21,394       17,382
      Real estate and other assets owned, net .............................        550          151
      Federal Home Loan Bank of Seattle stock, at cost ....................     14,397       12,366
      Federal Reserve Bank stock, at cost .................................      1,467        1,219
      Accrued interest receivable .........................................      5,112        4,348
      Goodwill and other intangibles, net of accumulated amortization
        of $1,012 and $707 at December 31, 1999, and 1998, respectively ...      7,035        2,601
      Deferred tax asset ..................................................      2,642            0
      Other assets ........................................................      2,080        2,022
                                                                             ---------      -------
                                                                             $ 884,117      705,966
                                                                             =========      =======
LIABILITIES:
      Deposits - non-interest bearing .....................................  $ 113,360      100,177
      Deposits - interest bearing .........................................    462,922      375,667
      Advances from Federal Home Loan Bank of Seattle .....................    194,650      124,886
      Securities sold under agreements to repurchase ......................     19,766       17,239
      Other borrowed funds ................................................      6,848        1,468
      Accrued interest payable ............................................      2,646        2,278
      Current income taxes ................................................         46            0
      Deferred income taxes ...............................................          0        1,540
      Minority interest ...................................................        308          313
      Other liabilities ...................................................      4,758        4,588
                                                                             ---------      -------
           Total liabilities ..............................................    805,304      628,156

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value per share. Authorized 1,000,000
        shares; none issued ...............................................          0            0
      Common stock, $.01 par value per share.  9,550,444 and 8,595,623
        shares outstanding at December 31, 1999 and 1998, respectively ....         96           86
      Paid-in capital .....................................................     81,193       60,104
      Retained earnings - substantially restricted ........................      2,622       16,424
      Accumulated other comprehensive income ..............................     (5,098)       1,196
                                                                             ---------      -------
           Total stockholders' equity .....................................     78,813       77,810
                                                                             ---------      -------
                                                                             $ 884,117      705,966
                                                                             =========      =======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years ended December 31,
                                                               -----------------------------
(dollars in thousands except per share data)                    1999        1998       1997
--------------------------------------------                   -------     ------     ------
INTEREST INCOME:
      Real estate loans .....................................  $15,925     17,769     18,260
      Commercial loans ......................................   19,684     16,613     13,158
      Consumer and other loans ..............................   11,483     11,055     10,994
      Investment securities and other .......................   11,829      8,284      9,274
                                                               -------     ------     ------

        TOTAL INTEREST INCOME ...............................   58,921     53,721     51,686
                                                               -------     ------     ------

INTEREST EXPENSE:
      Deposits ..............................................   14,574     14,710     13,911
      Advances ..............................................    9,337      7,876      8,028
      Securities sold under agreements to repurchase ........    1,318        772      1,072
      Other borrowed funds ..................................      363        192        285
                                                               -------     ------     ------

        TOTAL INTEREST EXPENSE ..............................   25,592     23,550     23,296
                                                               -------     ------     ------

        NET INTEREST INCOME .................................   33,329     30,171     28,390

      Provision for loan losses .............................    1,506      1,532        889
                                                               -------     ------     ------
        NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES ...................................   31,823     28,639     27,501

NON-INTEREST INCOME:
      Service charges and other fees ........................    6,154      5,400      5,262
      Miscellaneous loan fees and charges ...................    3,774      4,766      3,661
      Gain on sale of investments, net ......................        6         45        196
      Other income ..........................................    1,130      1,748      1,016
                                                               -------     ------     ------
        TOTAL NON-INTEREST INCOME ...........................   11,064     11,959     10,135
                                                               -------     ------     ------

NON-INTEREST EXPENSE:
      Compensation, employee benefits and related expenses ..   12,639     11,740     11,233
      Occupancy expense .....................................    3,251      2,870      2,482
      Data processing expense ...............................      769        995      1,078
      Other expense .........................................    7,367      7,535      6,426
      Minority interest .....................................       51        145        208
                                                               -------     ------     ------

        TOTAL NON-INTEREST EXPENSE ..........................   24,077     23,285     21,427
                                                               -------     ------     ------

Earnings before income taxes ................................   18,810     17,313     16,209
   Federal and state income tax expense .....................    6,631      6,398      5,973
                                                               -------     ------     ------

NET EARNINGS ................................................  $12,179     10,915     10,236
                                                               =======     ======     ======

      BASIC EARNINGS PER SHARE ..............................  $  1.28       1.17       1.12
      DILUTED EARNINGS PER SHARE ............................  $  1.27       1.15       1.10

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                        Accumulated
                                                                                           Retained     other com-      Total
                                                          Common Stock                     earnings     prehensive      stock-
                                                       ------------------    Paid-in    substantially     income       holders'
($ in thousands except per share data)                  Shares     Amount    capital      restricted      (loss)        equity
--------------------------------------                 ---------   ------    -------    -------------   -----------    -------
Balance at December 31, 1996 ......................    4,974,211     50       35,410        22,769            (4)       58,225
Comprehensive income:
  Net earnings ....................................           --     --           --        10,236            --        10,236
  Unrealized gain on securities, net of
    reclassification adjustment ...................           --     --           --            --         1,218         1,218
                                                                                                                       -------
Total comprehensive income ........................           --     --           --            --            --        11,454
                                                                                                                       -------
Cash dividends declared ($.47 per share) ..........           --     --           --        (3,808)           --        (3,808)
Stock options exercised ...........................       52,160      1          557            --            --           558
Tax benefit from stock related compensation .......           --     --          257            --            --           257
Increase in stock grant earned ....................           --     --           20            --            --            20
Three for two stock split .........................    2,493,651     24          (24)           (5)           --            (5)
Additional shares issued ..........................       70,961      1        1,000             0            --         1,001
                                                       ---------    ---      -------       -------        ------       -------
Balance at December 31, 1997 ......................    7,590,983    $76       37,220        29,192         1,214        67,702

Comprehensive income:
  Net earnings ....................................           --     --           --        10,915            --        10,915
  Unrealized loss on securities, net of
    reclassification adjustment ...................           --     --           --            --           (18)          (18)
                                                                                                                       -------
Total comprehensive income ........................           --     --           --            --            --        10,897
                                                                                                                       -------
Transfer from retained earnings to additional
  paid in capital .................................           --     --          100          (100)           --             0
Cash dividends declared ($.57 per share) ..........           --     --           --        (4,922)           --        (4,922)
Stock options exercised ...........................      149,076      1        1,531            --            --         1,532
Tax benefit from stock related compensation .......           --     --          386            --            --           386
Increase in stock grant earned ....................           --     --           15            --            --            15
10% stock dividend ................................      771,803      8       18,654       (18,661)           --             1
Additional shares issued ..........................       83,761      1        2,198            --            --         2,199
                                                       ---------    ---      -------       -------        ------       -------
Balance at December 31, 1998 ......................    8,595,623    $86       60,104        16,424         1,196        77,810

Comprehensive income:
  Net earnings ....................................           --     --           --        12,179            --        12,179
  Unrealized loss on securities, net of
    reclassification adjustment ...................           --     --           --        (6,294)       (6,294)
                                                                                                                       -------
Total comprehensive income ........................           --     --           --            --            --         5,885
                                                                                                                       -------

Cash dividends declared ($.64 per share) ..........           --     --           --        (6,076)           --        (6,076)
Stock options exercised ...........................       90,233      1          972            --            --           973
Tax benefit from stock related compensation .......           --     --          240            --            --           240
10% stock dividend ................................      864,588      9       19,877       (19,905)           --           (19)
                                                       ---------    ---      -------       -------        ------       -------
Balance at December 31, 1999 ......................    9,550,444    $96       81,193         2,622        (5,098)       78,813
                                                       =========    ===      =======       =======        ======       =======


                                                                                          Year ended December 31,
                                                                                     ---------------------------------
                                                                                       1999         1998         1997
                                                                                     --------       ----        ------
Disclosure of reclassification amount:
  Unrealized and realized holding gains (losses) arising during the period ......    $(10,423)        24         2,044
  Transfer from held to maturity ................................................         288         --            --
  Tax expense ...................................................................       3,845        (12)         (697)
                                                                                     --------        ---        ------
       Net after tax ............................................................      (6,290)        12         1,347
                                                                                     --------        ---        ------
Less reclassification adjustment for gains (losses) included in net income ......           6         45           196
  Tax expense ...................................................................          (2)       (15)          (67)
                                                                                     --------        ---        ------
       Net after tax ............................................................           4         30           129
                                                                                     --------        ---        ------
         Net change in unrealized gain (loss) on available-for-sale securities ..    $ (6,294)       (18)        1,218
                                                                                     ========        ===        ======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years ended December 31,
                                                                                   -------------------------------------
(dollars in thousands)                                                               1999           1998          1997
----------------------                                                             ---------      --------      --------
OPERATING ACTIVITIES :
      Net earnings ..............................................................  $  12,179        10,915        10,236
      Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Mortgage loans held for sale originated or acquired .....................   (104,247)     (156,058)      (77,414)
        Proceeds from sales of mortgage loans held for sale .....................    114,211       150,273        73,566
        Proceeds from sales of commercial loans .................................      5,125         8,756        16,193
        Provision for loan losses ...............................................      1,506         1,532           889
        Depreciation of premises and equipment ..................................      1,535         1,299         1,172
        Amortization of goodwill ................................................        305           165           155
        Gain on sale of investments .............................................         (6)          (45)         (196)
        Amortization of investment securities premiums and discounts, net .......        205          (214)           34
        Net (decrease) increase in deferred income taxes ........................       (123)          (68)         (317)
        Net (increase) decrease in accrued interest receivable ..................       (764)          128          (326)
        Net increase in accrued interest payable ................................        368           462           621
        Net increase (decrease) in current income taxes .........................        531          (635)          738
        Net increase in other assets ............................................       (233)         (229)         (137)
        Net increase (decrease) in other liabilities and minority interest ......         12         1,439        (8,326)
        FHLB stock dividends ....................................................       (982)         (929)         (808)
                                                                                   ---------      --------      --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................     29,622        16,791        16,080
                                                                                   ---------      --------      --------

INVESTING ACTIVITIES:
      Proceeds from  sales, maturities and prepayments of investment
          securities available-for-sale .........................................     33,601        33,341        32,651
      Purchases of investment securities available-for-sale .....................   (130,122)      (24,171)      (39,342)
      Proceeds from maturities and prepayments of investment
          securities held-to-maturity ...........................................          0         8,947         9,950
      Purchases of investment securities held-to-maturity .......................          0        (1,130)         (369)
      Principal collected on installment and commercial loans ...................    186,834       156,955        89,264
      Installment and commercial loans originated or acquired ...................   (284,335)     (208,601)     (132,613)
      Principal collections on mortgage loans ...................................     95,009        87,622        62,692
      Mortgage loans originated or acquired .....................................    (86,359)      (72,497)      (71,687)
      Net proceeds from sales (acquisition) of real estate owned ................          0             0           385
      Net purchase of FHLB and FRB stock ........................................     (1,297)         (879)       (1,233)
      Net addition of premises and equipment ....................................     (5,760)       (3,959)       (2,135)
      Acquisition of minority interest ..........................................          0          (236)          (14)
      Acquisition of branch deposits ............................................     (4,739)            0             0
                                                                                   ---------      --------      --------
           NET CASH USED IN INVESTING ACTIVITIES ................................   (197,168)      (24,608)      (52,451)
                                                                                   ---------      --------      --------

FINANCING ACTIVITIES:
      Net increase in deposits ..................................................    100,438        46,046        33,200
      Net increase (decrease) in FHLB advances and other borrowed funds .........     75,144       (27,593)       (1,798)
      Net increase (decrease) in securities sold under repurchase agreements ....      2,527        (4,434)        9,354
      Cash dividends paid to stockholders .......................................     (5,923)       (4,237)       (3,369)
      Proceeds from exercise of stock options and other stock issued ............        954         1,533         1,554
                                                                                   ---------      --------      --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES .............................    173,140        11,315        38,941
                                                                                   ---------      --------      --------

      NET INCREASE IN CASH AND CASH EQUIVALENTS .................................      5,594         3,498         2,570
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     42,183        38,685        36,115
                                                                                   ---------      --------      --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................  $  47,777        42,183        38,685
                                                                                   =========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Non-cash investing activity:  transfer of held-to-maturity securities to
        available-for-sale ......................................................  $   8,272             0             0
      Cash paid during the period for interest ..................................  $  25,224        23,088        22,675
      Cash paid during the period for income taxes ..............................  $   6,224         7,046         5,511

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

Glacier Bancorp, Inc. (the "Company"), a Delaware corporation organized in 1990, is a multi-bank holding company which provides a full range of banking services to individual and corporate customers in Montana through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its seven subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Glacier Bank of Whitefish ("Whitefish"), Glacier Bank of Eureka ("Eureka"), Valley Bank of Helena ("Valley), Big Sky Western Bank, ("Big Sky"), and Community First, Inc. ("CFI"). All significant inter-company transactions have been eliminated in consolidation. The Company owns 94% of the outstanding stock of Whitefish, 98% of Eureka, and 100% of Glacier, First Security, Valley, Big Sky, and CFI.

Valley was acquired on August 31, 1998 through an exchange of stock with HUB Financial Corp. (HUB), formerly the parent company of Valley and the minority shareholders of Valley. The transaction with the minority shareholders was accounted for as a purchase. Financial information from August 31, 1998 forward includes the results of operations previously attributable to the minority interest. Big Sky was acquired on January 20, 1999. The pooling method of interests accounting method was used for the merger transaction with HUB and the merger transaction with Big Sky. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

(d) INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity. Premiums and discounts on investment securities are amortized or accreted into income using a

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

method that approximates the level-yield interest method. The cost of any investment, if sold, is determined by specific identification. Declines in the fair value of securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value is reduced to fair value.

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the consolidated statement of financial condition of this reclassification of all the Company's held-to-maturity securities, with an amortized cost of approximately $8,272,000, was an increase in total assets of $288,000, deferred tax liabilities of $98,000 and unrealized gains on securities available-for-sale of $190,000.

(e) LOANS RECEIVABLE

Loans that are intended to be held to maturity are reported at their unpaid principal balance less chargeoffs, specific valuation accounts, and any deferred fees or costs on originated loans. Purchased loans are reported net of unamortized premiums or discounts. Discounts and premiums on purchased loans and net loan fees on originated loans are amortized over the expected life of loans using methods that approximate the interest method.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

(f) LOANS HELD FOR SALE

Mortgage and commercial loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized by charges to income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interest in the loan, is received in exchange. A gain is recognized to the extent the selling price exceeds the carrying value.

(g) ALLOWANCE FOR LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

The Company also provides an allowance for losses impaired loans. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such cases, impairment is measured by determining the current value of the collateral, reduced by anticipated selling costs. The Company recognizes interest income on impaired loans only to the extent the cash payments are received. During 1999 and 1998 the amount of impaired loans was not material.

(h) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease.

(i) REAL ESTATE OWNED

Property acquired by foreclosure or deed in lieu of foreclosure is carried at the lower of cost or estimated fair value, less selling costs. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, a loss is recognized and the asset carrying value is reduced.

(j) RESTRICTED STOCK INVESTMENTS

The Company holds stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

(k) GOODWILL AND OTHER INTANGIBLES

The excess of purchase price over the fair value of net assets from acquisitions ("Goodwill") is being amortized using the straight-line method over periods of primarily 5 to 25 years. The Company assesses the recoverability of Goodwill by determining whether the unamortized balance related to an acquisition can be recovered through undiscounted future cash flows over the remaining amortization period.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years.

(l) INCOME TAXES

Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) STOCK-BASED COMPENSATION

Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized over any related service period.

(n) LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 1999 and 1998 there were no assets that were considered impaired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

(o) MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights on loans originated and subsequently sold as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 1999 and 1998 the carrying value of servicing rights was approximately $665,000 and $689,000, respectively. There was no impairment of carrying value at December 31, 1999 or 1998.

(p) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing such net earnings by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Previous period amounts are restated for the effect of stock dividends and splits.

(q) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(r) RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

2. CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 1999 was $6,397,000.

3. INVESTMENT SECURITIES

A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows at:

                                DECEMBER 31, 1999


                                                                           Gross Unrealized      Estimated
Dollars in thousands                                Weighted  Amortized    ----------------        Fair
                                                      Yield     Cost       Gains     Losses        Value
                                                    --------   -------     -----     ------      ---------
            AVAILABLE-FOR-SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year .....................      5.98%      1,998        3          (4)        1,997
  maturing one year through five years .........      7.39%      1,007       16           0         1,023
  maturing after ten years .....................      6.57%      1,043        1         (11)        1,033
                                                      ----     -------      ---      ------       -------
                                                      6.48%      4,048       20         (15)        4,053
                                                      ----     -------      ---      ------       -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year .....................      6.78%        285        0         (49)          236
  maturing one year through five years .........      4.99%      1,411       15          (5)        1,421
  maturing five years through ten years ........      6.88%      4,120       25         (20)        4,125
  maturing after ten years .....................      5.16%     46,698       39      (2,985)       43,752
                                                      ----     -------      ---      ------       -------
                                                      5.30%     52,514       79      (3,059)       49,534
                                                      ----     -------      ---      ------       -------

MORTGAGE-BACKED SECURITIES .....................      7.09%     34,847      161      (1,080)       33,928

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .......      6.94%    108,374      126      (4,630)      103,870
                                                      ----     -------      ---      ------       -------
       TOTAL SECURITIES ........................      6.53%    199,783      386      (8,784)      191,385
                                                      ====     =======      ===      ======       =======

3. INVESTMENT SECURITIES . . . CONTINUED


                                DECEMBER 31, 1998

             Dollars in thousands                                           Gross Unrealized   Estimated
               HELD-TO-MATURITY                      Weighted  Amortized    ----------------      Fair
U.S. Government and Federal Agencies:                  Yield     Cost       Gains     Losses     Value
                                                     --------  ---------    -----     ------   ---------
      maturing within one year .................       7.90%    $ 3,010        63         0       3,073
      maturing one year through five years .....       7.10%      1,237        66         0       1,303
                                                       ----     -------     -----      ----      ------
                                                       7.67%      4,247       129         0       4,376
                                                       ----     -------     -----      ----      ------

State and Local Governments and other issues:
      maturing within one year .................       5.50%        552         5         0         557
      maturing one year through five years .....       5.56%        811        24         0         835
      maturing five years through ten years ....       5.01%      1,222        44         0       1,266
      maturing after ten years .................       5.67%      1,440        86         0       1,526
                                                       ----     -------     -----      ----      ------
                                                       5.42%      4,025       159         0       4,184
                                                       ----     -------     -----      ----      ------

          Total Held-to-Maturity Securities ....       6.58%    $ 8,272       288         0       8,560
                                                       ====      =======    ======     =====     ======

              AVAILABLE-FOR-SALE

U.S. Government and Federal Agencies:
      maturing within one year .................       5.87%    $ 2,676         9        (1)      2,684
      maturing one year through five years .....       5.90%      5,993        79         0       6,072
      maturing after ten years .................       6.66%      1,816        10        (1)      1,825
                                                       ----     -------     -----      ----      ------
                                                       6.02%     10,485        98        (2)     10,581
                                                       ----     -------     -----      ----      ------

State and Local Governments and other issues:
      maturing within one year .................       6.88%    $   250         0         0         250
      maturing one year through five years .....       6.00%        100         7         0         107
      maturing five years through ten years ....       5.30%      1,167        69         0       1,236
      maturing after ten years .................       5.21%     37,173     1,590      (319)     38,444
                                                       ----     -------     -----      ----      ------
                                                       5.23%     38,690     1,666      (319)     40,037
                                                       ----     -------     -----      ----      ------

MORTGAGE-BACKED SECURITIES .....................       7.42%     18,299       546       (63)     18,782

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .......       6.58%     27,715       184       (85)     27,814
                                                       ----     -------     -----      ----      ------
          TOTAL AVAILABLE-FOR-SALE SECURITIES ..       6.16%    $95,189     2,494      (469)     97,214
                                                       ====     =======     =====      ====      ======

The book value of investment securities is as follows at (in thousands):

                                                                        December 31, 1997
                                                     -----------------------------------------------
                                                     Held-to-Maturity   Available-for-Sale   Totals
                                                     ----------------   ------------------   -------
U.S. Government and Federal Agencies .............       $ 9,539              23,819          33,358
State and Local Governments and Other Issues .....         4,382              26,941          31,323
Mortgage-Backed Securities .......................         3,100              21,535          24,635
Real Estate Mortgage Investment Conduits .........            --              32,838          32,838
                                                         -------             -------         -------
                                                         $17,021             105,133         122,154
                                                         =======             =======         =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal.

The Company has not entered into any interest rate swaps, options or futures contracts.

Gross proceeds from sales of investment securities for the years ended December 31, 1999, 1998, and 1997 were approximately $9,270,000, $7,009,000 and
$10,181,000 respectively, resulting in gross gains

3.  INVESTMENT SECURITIES . . . CONTINUED

of approximately $55,000, $48,000 and $204,000 and gross losses of approximately $49,000, $3,000 and $8,000, respectively.

At December 31, 1999, the Company had investment securities with par values of approximately $75,261,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC. At December 31, 1999 and 1998, the minority interest share of the unrealized loss was approximately $22,000 and $7,000, respectively.

4. LOANS RECEIVABLE

The following is a summary of loans receivable at:

                                                        December 31,
                                                   -----------------------
        (dollars in thousands)                       1999           1998
                                                   ---------      --------
 Residential first mortgage .....................  $ 192,804       201,898
 Loans held for sale ............................      3,326        13,692
 Commercial real estate .........................    152,504       105,339
 Commercial .....................................    105,613        89,067
 Consumer .......................................     80,039        64,069
 Home equity ....................................     62,577        49,795
 Outstanding balances on credit cards ...........          0            18
                                                   ---------      --------
                                                     596,863       523,879
Net deferred loan fees, premiums and discounts ..       (517)         (538)
Allowance for losses ............................     (6,068)       (5,133)
                                                   ---------      --------
                                                   $ 590,278       518,208
                                                   =========      ========

The following is a summary of activity in allowance for losses on loans:

                                                 December 31,
                                        -----------------------------
        (dollars in thousands)           1999        1998       1997
                                        -------     ------     ------
Balance, beginning of period .....      $ 5,133      4,279      3,887
Net charge offs ..................         (571)      (678)      (497)
Provision ........................        1,506      1,532        889
                                        -------     ------     ------
Balance, end of period ...........      $ 6,068      5,133      4,279
                                        =======     ======     ======

4. LOANS RECEIVABLE . . . CONTINUED

The following is the allocation of allowance for loan losses at:

                                          DECEMBER 31, 1999        DECEMBER 31, 1998
                                        ----------------------   ----------------------
                                                   PERCENT OF               PERCENT OF
                                                   OF LOANS IN              OF LOANS IN
                                        AMOUNT      CATEGORY     AMOUNT      CATEGORY
                                        ------     -----------   ------     -----------
    (dollars in thousands)
Real estate loans and contracts ..      $1,000        0.51%      $1,099       0.51%
Commercial real estate ...........       1,526        1.00%       1,060       1.00%
Other commercial .................       2,107        2.00%       1,717       1.94%
Consumer loans and credit cards ..         966        1.21%         885       1.38%
Home equity ......................         469        0.75%         372       0.75%
                                        ------        ----       ------       ----
                                        $6,068        1.02%      $5,133       0.98%
                                        ======        ====       ======       ====

Substantially all of the Company's loans receivable are with customers within the Company's market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas.

The weighted average interest rate on loans was 8.52% and 8.82% at December 31, 1999 and 1998, respectively.

At December 31, 1999 ,1998 and 1997 serviced loans sold to others were $129,666,000, $123,741,000, and $128,250,000, respectively

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extent credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had outstanding commitments as follows (in thousands):

                                               December 31,
                                            ------------------
                                             1999        1998
                                            -------     ------
        Letters of credit ................  $ 6,133      3,892
        Loans and loans in process .......   61,318     52,247
        Unused consumer lines of credit ..   16,583      9,570
                                            -------     ------
                                            $84,034     65,709
                                            =======     ======

The following is a summary of accrued interest receivable (in thousands):

                                         December 31,
                                       ----------------
                                        1998       1998
                                       ------     -----
        Investment securities .......  $1,517     1,158
        Mortgage-backed securities ..     191        75
        Loans receivable ............   3,404     3,115
                                       ------     -----
                                       $5,112     4,348
                                       ======     =====

4. LOANS RECEIVABLE . . . CONTINUED

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 1999 was approximately $10,603,000. During 1999, new loans to such related parties were approximately $17,108,000 and repayments were approximately $13,534,000.

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                              December 31,
                                                          ---------------------
              (dollars in thousands)                        1999         1998
                                                          --------      -------
        Land ...........................................  $  3,553        3,360
        Office buildings and construction in progress ..    15,603       12,563
        Furniture, fixtures and equipment ..............    10,589        8,523
        Leasehold improvements .........................     1,162        1,481
        Accumulated depreciation .......................    (9,513)      (8,545)
                                                          --------      -------
                                                          $ 21,394       17,382
                                                          ========      =======

6. DEPOSITS

Deposits consist of the following at:

                                                                           DECEMBER 31, 1999             DECEMBER 31, 1998
                                                                   ---------------------------------    -------------------
                                                                     WEIGHTED
       (Dollars In Thousands)                                      AVERAGE RATE   AMOUNT     PERCENT     AMOUNT     PERCENT
                                                                   ------------  --------    -------    --------    -------
        Demand accounts ...................................             0.0%     $113,360      19.7%    $100,177      21.1%
                                                                                 --------     -----     --------     -----

        NOW accounts ......................................             1.1%       89,937      15.6%      83,414      17.5%
        Savings accounts ..................................             1.7%       42,645       7.4%      45,053       9.5%
        Money market demand accounts ......................             4.0%      138,140      24.0%     100,537      21.1%
        Certificate accounts:
             4.00% and lower ..............................                         1,715       0.3%         542       0.1%
             4.01% to 5.00% ...............................                        57,830      10.0%      28,121       5.9%
             5.01% to 6.00% ...............................                       105,372      18.3%      86,746      18.2%
             6.01% to 7.00% ...............................                        26,711       4.6%      24,186       5.1%
             7.01% to 8.00% ...............................                           412       0.1%       6,340       1.3%
             8.01% and higher .............................                           160       0.0%         728       0.2%
                                                                                 --------     -----     --------     -----
                    Total certificate accounts ............             5.4%      192,200      33.3%     146,663      30.8%
                                                                                 --------     -----     --------     -----
        Total interest bearing deposits ...................             3.6%      462,922      80.3%     375,667      78.9%
                                                                                 --------     -----     --------     -----

        Total deposits ....................................             2.9%     $576,282     100.0%     475,844     100.0%
                                                                                 ========     =====     ========     =====

        Deposits with a balance in excess of $100,000 .....                      $180,433               $147,247
                                                                                 ========               ========

At December 31, 1999, scheduled maturities of certificates of deposit are as follows:

                                              Years ending December 31,
                          ----------------------------------------------------------------
   (dollars in thousands)  TOTAL        2000        2001      2002      2003    Thereafter
                          --------     -------     ------     -----     -----   ----------
     4.00% and lower ...  $  1,715       1,702         12         1         0         0
     4.01% to 5.00% ....    57,830      49,946      5,746     1,102       287       749
     5.01% to 6.00% ....   105,372      85,937     11,229     6,127       976     1,103
     6.01% to 7.00% ....    26,711      15,666      7,941     2,051     1,031        22
     7.01% to 8.00% ....       412         288        108        16         0         0
     8.01% and higher ..  $    160         100         54         6         0         0
                          --------     -------     ------     -----     -----     -----
                           192,200     153,639     25,090     9,303     2,294     1,874
                          ========     =======     ======     =====     =====     =====

Interest expense on deposits is summarized as follows:

                                       Years ended December 31,
                                      ---------------------------
      (dollars in thousands)           1999       1998      1997
                                      -------    ------    ------
     NOW accounts ..................  $   875     1,274     1,324
     Money market demand accounts ..    4,538     4,365     3,245
     Certificate accounts ..........    8,435     8,006     7,927
     Savings accounts ..............      726     1,065     1,415
                                      -------    ------    ------
                                      $14,574    14,710    13,911
                                      =======    ======    ======

7. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle consist of the following:


                                                                 Maturing in years ending December 31,
                                    --------------------------------------------------------------------------------------------
(dollars in thousands)               Total         2000           2001          2002          2003         2004        2005-2010
------------------------------      --------      --------      --------      --------      --------      --------     ---------
4.00% to 5.00% ...............      $ 84,018        83,870           148            --            --            --            --
5.01% to 6.00% ...............        98,726        77,358         4,361           742        15,552           152           561
6.01% to 7.00% ...............         9,996         6,856           296           354           237           189         2,064
7.01% to 8.00% ...............         1,710            40           140            40           240           140         1,110
8.01% to 9.00% ...............           200            --            --            --           100           100            --
                                    --------      --------      --------      --------      --------      --------      --------
                                    $194,650       168,124         4,945         1,136        16,129           581         3,735
                                    ========      ========      ========      ========      ========      ========      ========

These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, and qualifying real estate loans and investments totaling approximately $305,150,000 and $234,846,000 at December 31, 1999 and 1998, respectively.

The weighted average interest rate on these advances was 5.25% and 5.49% at December 31, 1999 and 1998, respectively.

The Federal Home Loan Bank of Seattle holds callable options which may be exercised after a predetermined time, and quarterly thereafter on the following advances:

 Contractual        Year         Total        Weighted
  Maturity           of         Advance        Average
    Date        Initial Call     Amount     Interest Rate
 ----------     ------------    --------    -------------
   2003             2000         $16,000        5.23%
   2008             2001           3,000        5.37%
   2008             2003          15,000        5.52%
                                --------        ----
                                 $34,000        5.37%
                                ========        ====

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase consist of the following at:

    (dollars in thousands)                                         Book        Market
--------------------------------                   Weighted      value of      value of
       December 31, 1999            Repurchase      average     underlying    underlying
                                      amount         rate         assets        assets
--------------------------------      -------       -------       -------      -------
Securities sold under agreements
to repurchase within:
       1-30 days ...............      $13,765          4.38%      $19,601       20,295
      31-90 days ...............        6,001          4.81%        6,757        6,866
     Greater than 90 days ......           --            --            --           --
                                      -------       -------       -------      -------
                                      $19,766          4.51%      $26,358       27,161
                                      =======       =======       =======      =======
        December 31, 1998:
--------------------------------
Securities sold under agreements
to repurchase within:
       1-30 days ...............      $11,000          4.05%      $14,706       15,099
      31-90 days ...............        6,126          5.18%        6,797        7,174
     Greater than 90 days ......          113          5.31%          120          120
                                      -------       -------       -------      -------
                                      $17,239          4.70%      $21,623       22,393
                                      =======       =======       =======      =======

The securities underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 1999, securities sold under agreements to repurchase averaged approximately

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS . . . CONTINUED

$28,605,000 and the maximum outstanding at any month end during the year was approximately $53,791,000.

In 1996 the Company entered into the treasury tax and loan account note option program, which provides short term funding with no fixed maturity date up to $12,000,000 at federal funds rate minus 25 basis points. At December 31, 1999 and 1998 the outstanding balance under this program was approximately $5,778,000 and $1,100,000. The borrowings are secured with investment securities with a par value of approximately $8,620,000 and a market value of approximately $8,382,000. For the year ended December 31, 1999, the maximum outstanding at any month end was approximately $7,357,000 and the average balance was approximately $3,047,000.

Other borrowed funds also includes federal funds purchased of $720,000 and $38,000 at December 31, 1999 and 1998, respectively.

9. SUBORDINATED DEBENTURES

During 1999, the Company assumed Big Sky's subordinated convertible debentures as part of the merger transaction. The outstanding balance at December 31, 1999 was $350,000, and is due December 31, 2001. The interest rate is 7.5 percent, payable quarterly. The debentures may be prepaid at any time by the Company, subject to approval by the FDIC and the Company's primary regulator, and are convertible at the rate of one share of Company stock for each $12.83 of principal value, or an equivalent of 27,293 shares.

10. STOCKHOLDERS' EQUITY

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 1999:

                                               Tier 1 (Core)   Tier 2 (Total)     Leverage
          (dollars in thousands)                 Capital          Capital          Capital
------------------------------------------      ---------        ---------        ---------
GAAP Capital .............................      $  78,813           78,813        $  78,813
Less: Goodwill ...........................         (7,035)          (7,035)          (7,035)
Plus: Net unrealized losses on
      securities available for sale ......          5,098            5,098            5,098
       Allowance for loan losses .........             --            6,068               --
       Minority Interest .................            308              308              308
Other regulatory adjustments .............            (82)             (82)             (82)
                                                ---------        ---------        ---------
Regulatory capital computed ..............      $  77,102        $  83,170        $  77,102
                                                =========        =========        =========

Risk weighted assets .....................      $ 569,370        $ 569,370
                                                =========        =========

Total average assets .....................                                        $ 791,311
                                                                                  =========

                                                                1999
                                                    -----------------------------
Capital as % of defined assets .............        13.54%      14.61%       9.74%
Regulatory "well capitalized" requirement ...        6.00%      10.00%       5.00%
                                                    -----       -----       -----
Excess over "well capitalized" requirement ..        7.54%       4.61%       4.74%
                                                    =====       =====       =====

10. STOCKHOLDERS' EQUITY . . . CONTINUED

                                                                1998
                                                    -----------------------------
Capital as % of defined assets ...............      15.96%      17.07%      10.61%
Regulatory "well capitalized" requirement ....       6.00%      10.00%       5.00%
                                                    -----       -----       -----
Excess over "well capitalized" requirement ...       9.96%       7.07%       5.61%
                                                    =====       =====       =====

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 1999, the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 1999.

During 1997, an additional 70,961 shares of stock were issued to increase the capital of Big Sky.

11.  FEDERAL AND STATE INCOME TAXES:

The following is a summary of consolidated income tax expense for:

                                                           Years ended December 31,
-----------------------------------------------      -----------------------------------
             (dollars in thousands)                   1999          1998          1997
-----------------------------------------------      -------       -------       -------
Current:
     Federal ..................................      $ 5,517         5,267         5,212
     State ....................................        1,237         1,199         1,078
                                                     -------       -------       -------
           Total current tax expense                   6,754         6,466         6,290

Deferred:
     Federal ..................................          (86)         (102)         (363)
     State ....................................          (37)           34            46
                                                     -------       -------       -------
           Total deferred tax expense (benefit)         (123)          (68)         (317)
                                                     -------       -------       -------
              Total income tax expense               $ 6,631         6,398         5,973
                                                     =======       =======       =======

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                         Years ended December 31,
                                                        --------------------------
                                                        1999       1998       1997
                                                        ----       ----       ----
Federal statutory rate ...........................      35.0%      35.0%      35.0%
State taxes, net of federal income tax benefit ...       4.2%       4.6%       4.5%
Non-deductible merger expenses ...................       0.0%       0.1%       0.2%
Other, net .......................................      -3.9%      -2.8%      -2.9%
                                                        ----       ----       ----
                                                        35.3%      36.9%      36.8%
                                                        ====       ====       ====

Tax exempt interest for the years ended December 31, 1999, 1998 and 1997 was approximately $2,301,000, $1,604,000, and $1,227,000, respectively.

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows at:

                                                                  December 31,
-------------------------------------------------------      ---------------------
             (dollars in thousands)                           1999          1998
-------------------------------------------------------      -------       -------
Deferred tax assets:
   Allowance for losses on loans ......................      $ 2,530         2,138
  Available-for-sale securities fair value adjustment .        3,278             0
   Other ..............................................          540           513
                                                             -------       -------
          Total gross deferred tax assets .............        6,348         2,651
                                                             -------       -------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends .............       (2,196)       (1,765)
   Fixed assets, due to differences in depreciation ...         (571)         (450)
   Tax bad debt reserve in excess of base-year reserve          (418)         (617)
   Available-for-sale securities fair value adjustment             0          (822)
   Basis difference from acquisitions .................         (186)         (192)
   Other ..............................................         (335)         (345)
                                                             -------       -------
           Total gross deferred tax liabilities .......       (3,706)       (4,191)
                                                             -------       -------
           Net deferred tax liability .................      $ 2,642        (1,540)
                                                             =======       =======

There is no valuation allowance at December 31, 1999 and 1998 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

The current tax receivable (payable) was approximately ($46,000) and $485,000 at December 31, 1999 and 1998.

Retained earnings at December 31, 1999 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

12. EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 1999, 1998, and 1997 was approximately $791,000, $552,000 and $620,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 1999, 1998 and 1997 was approximately $246,000, $216,000, and $173,000, respectively.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 1999, 1998 and 1997 was approximately $10,000, $26,000, and $46,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants' salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $43,000, $52,000, $156,000, for the years ending December 31, 1999, 1998, and
1997, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings (losses) for the years ended 1999, 1998, and 1997 were approximately ($33,000), $12,000, and $66,000, respectively.

The Company has entered into employment contracts with nine senior officers that provide benefits under certain conditions following a change in control of the Company.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               For the Years Ended December 31,
                                         -------------------------------------------
                                             1999            1998            1997
                                         -----------      ----------      ----------
Net earnings available to common
   stockholders, basic and diluted       $12,179,000      10,915,000      10,236,000
                                         ===========      ==========      ==========

Average outstanding shares - basic .       9,520,348       9,304,101       9,130,762
Add:  dilutive stock options .......          91,803         150,026         154,447
                                         -----------      ----------      ----------
Average outstanding shares - diluted       9,612,151       9,454,127       9,285,209
                                         ===========      ==========      ==========

Basic earnings per share ...........     $      1.28            1.17            1.12
                                         ===========      ==========      ==========

Diluted earnings per share .........     $      1.27            1.15            1.10
                                         ===========      ==========      ==========

14. STOCK OPTION PLANS

During fiscal 1984, an Incentive Stock Option Plan was approved which provided for the grant of options limited to 168,750 shares to certain full time employees of the Company. In the year ended June 30, 1990, additional Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999 the Directors 1994 Stock Option Plan, and the Employees 1995 Stock Option Plan, were amended to provide 100,000 and 600,000 additional shares for the Directors and Employees Plans, respectively. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plan must be at least equal to the per share market value of such stock at the date the option is granted. The 1984 plan also contains provisions permitting the optionee, with the approval of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the then fair market value of the shares on the date of surrender (cash-less exercise). The fiscal 1990 and 1995 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. All option shares are adjusted for stock splits and stock dividends. The term of the options may not exceed five years from the date the options are granted. The employee options vest over a period of two years and the director options vest over a period of six months.

At December 31, 1999, total shares available for option grants to employees and directors are 773,432. Changes in shares granted for stock options for the years ended December 31, 1999, 1998, and 1997, are summarized as follows:

                                   Options outstanding            Options exercisable
                                --------------------------    --------------------------
                                               Weighted                      Weighted
                                               average                       average
                                 Shares     exercise price     Shares     exercise price
                                --------    --------------    --------    --------------
Balance, December 31, 1996       219,327       $  16.59        116,631       $  15.65
Canceled .................        (9,715)        (15.65)
Granted ..................       115,418          23.45
Became exercisable .......                                      11,338          17.15
Three for two stock split        160,937                        57,577
Exercised ................       (51,993)        (10.73)       (51,993)        (10.73)
                                --------       --------       --------       --------
Balance, December 31, 1997       433,974       $  12.98        133,553       $  10.94

Canceled .................        (8,950)        (15.68)          (600)        (10.37)
Granted ..................       134,377          24.37
Became exercisable .......                                     132,885          11.31
Stock dividend ...........        46,574                        28,620
Exercised ................      (149,076)        (10.27)      (149,076)        (10.27)
                                --------       --------       --------       --------
Balance, December 31, 1998       456,899       $  15.83        145,382       $  11.00

Canceled .................       (43,439)        (18.57)        (2,631)        (11.74)
Granted ..................       206,953          22.53
Became exercisable .......                                     195,959          16.02
Stock dividend ...........        55,913                        32,042
Exercised ................      (100,427)        (11.86)      (100,427)        (11.86)
                                --------       --------       --------       --------
Balance, December 31, 1999       575,899       $  17.20        270,325       $  13.58
                                ========       ========       ========       ========

During the year ended December 31, 1999, there were 10,019 options exercised through cash-less exercises at a weighted average market price of $21.77.

The range of exercise prices on options outstanding at December 31, 1999 is as follows:

                                                                                     Options exercisable
                                                                                  --------------------------
                                                  Weighted         Weighted                      Weighted
                                                   average          average                      average
  Price range                       Shares     exercise price   life of options    Shares     exercise price
------------------------------     ---------   --------------   ---------------   ---------   --------------
 $8.32 - $10.52 ..............        75,997      $   10.04        2.9 years         74,796      $   10.06
$12.53 - $13.56 ..............       161,529          13.19        3.1 years        161,529          13.19
$17.87 - $21.00 ..............       302,373          20.43        3.0 years              -              -
$23.19 - $24.00 ..............        36,000          23.21        4.4 years         34,000          23.19
                                   ---------      ---------        ---------      ---------      ---------
                                     575,899      $   17.20        3.4 years        270,325      $   13.58
                                   =========      =========        =========      =========      =========

The options exercised during the year ended December 31, 1999 were at prices from $8.99 to $20.15.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $5.07, $5.09, and $5.05, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
1999 - expected dividend yield of 3.3%, risk-free interest rate of 6.2%, volatility ratio of .23, and expected life of 4.8 years: 1998 - expected dividend yield of 2.5%, risk-free interest rate of 4.6%, volatility ratio of
 .22, and expected life of 4.8 years: 1997 - expected dividend yield of 2.9%, risk-free interest rate 5.8%, volatility ratio .22, and expected life of 4.8 years.

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the option itself at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   Years ended December 31,
                                             -----------------------------------
                                               1999          1998        1997
                                             ----------    ---------   ---------
Net earnings:                 As reported     $ 12,179       10,915      10,236
(in thousands)                  Pro forma       11,302       10,297       9,788

Basic earnings per share:     As reported         1.28         1.17        1.12
                                Pro forma         1.19         1.11        1.07

Diluted earnings per share:   As reported         1.27         1.15        1.10
                                Pro forma         1.18         1.09        1.05

15. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc., combined with Big Sky Western Bank:

                STATEMENTS OF FINANCIAL CONDITION                             December 31,
------------------------------------------------------------------      -----------------------
                      (dollars in thousands)                              1999           1998
------------------------------------------------------------------      --------       --------
Assets:
   Cash ..........................................................      $  2,561            598
   Interest bearing cash deposits ................................            16          2,487
                                                                        --------       --------
         Cash and cash equivalents ...............................         2,577          3,085

   Investments securities, available-for-sale, at market value ...         1,755          1,691
   Investments securities, held-to-maturity, at cost .............             0             91
   Other assets ..................................................         2,640          1,332
   Goodwill, net .................................................         2,376          2,601
   Investment in subsidiaries ....................................        71,977         71,395
                                                                        --------       --------
                                                                        $ 81,325         80,195
                                                                        ========       ========
Liabilities and Stockholders' Equity:
   Dividends payable .............................................      $  1,910          1,757
   Notes payable .................................................             0              0
   Other liabilities .............................................           602            628
                                                                        --------       --------
           Total liabilities .....................................         2,512          2,385

   Common stock ..................................................            96             86
   Paid-in capital ...............................................        81,193         60,104
   Retained earnings .............................................         2,622         16,424
   Net unrealized gains (losses) on securities available-for-sale         (5,098)         1,196
            Total stockholders' equity ...........................        78,813         77,810
                                                                        --------       --------
                                                                        $ 81,325         80,195
                                                                        ========       ========

                       STATEMENTS OF OPERATIONS                               Years ended December 31,
-----------------------------------------------------------------      --------------------------------------
                        (dollars in thousands)                           1999           1998           1997
-----------------------------------------------------------------      --------       --------       --------
Revenues
   Dividends from subsidiaries ..................................      $  8,420          5,377          3,779
   Other income .................................................           161            168            344
   Intercompany charges for services ............................         1,617          1,971          1,803
                                                                       --------       --------       --------
        Total revenues ..........................................        10,198          7,516          5,926
Expenses
   Employee compensation and benefits ...........................         1,519          1,880          1,974
   Goodwill amortization ........................................           243            165            155
   Other operating expenses .....................................         1,027          1,239            323
                                                                       --------       --------       --------
        Total expenses ..........................................         2,789          3,284          2,452

   Earnings before income tax benefit and equity in undistributed
         earnings of subsidiaries ...............................         7,409          4,232          3,474
   Income tax benefit ...........................................          (328)          (198)           (88)
   Income before equity in undistributed earnings of subsidiaries         7,737          4,430          3,562
   Equity in undistributed earnings of subsidiaries .............         4,442          6,485          6,674
                                                                       --------       --------       --------
Net earnings ....................................................      $ 12,179         10,915         10,236
                                                                       ========       ========       ========

                       STATEMENTS OF CASH FLOWS                               Years ended December 31,
-----------------------------------------------------------------      --------------------------------------
                        (dollars in thousands)                           1999           1998           1997
-----------------------------------------------------------------      --------       --------       --------
Operating Activities
   Net earnings .................................................      $ 12,179         10,915         10,236
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Goodwill amortization ........................................           242            165            155
   Gain on sale of investments available-for-sale ...............             0             (8)          (184)
   Equity in undistributed earnings of subsidiaries .............        (4,442)        (6,485)        (6,674)
   Net increase (decrease) in other assets and other liabilities           (988)           205         (1,732)
                                                                       --------       --------       --------
Net cash provided by operating activities .......................         6,991          4,792          1,801

Investing activities
   Purchases of investment securities available-for-sale ........          (103)          (198)          (176)
   Proceeds from sales, maturities and prepayments of securities
         available-for-sale .....................................             3             59            484
   Proceeds from maturities of securities held-to-maturity ......             0              3              3
   Payment for land purchase ....................................             0              0           (160)
   Equity contribution to subsidiary ............................        (2,500)             0              0
   Acquisition of minority interest .............................             0           (236)           (14)
                                                                       --------       --------       --------
Net cash provided (used) by investing activities ................        (2,600)          (372)           137

Financing activities
   Proceeds from exercise of stock options and other stock issued           954          1,532          1,554
   Principal reductions on notes payable ........................             0           (216)           (82)
   Proceeds from new bank loan ..................................             0              0            222
   Cash dividends paid to stockholders ..........................        (5,853)        (4,327)        (3,369)
                                                                       --------       --------       --------
Net cash used by financing activities ...........................        (4,899)        (3,011)        (1,675)

Net increase (decrease) in cash and cash equivalents ............          (508)         1,409            263
Cash and cash equivalents at beginning of period ................         3,085          1,676          1,413
                                                                       --------       --------       --------
Cash and cash equivalents at end of period ......................      $  2,577          3,085          1,676
                                                                       ========       ========       ========


16. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                           QUARTERS ENDED
                                       -----------------------------------------------------------
                                       March 31, 1999  June 30, 1999  Sept. 30, 1999 Dec. 31, 1999
                                       --------------   ------------   ------------   ------------
Interest income ...................        $  13,061         14,090         15,348         16,422
Interest expense ..................            5,487          5,999          6,762          7,344
Net interest income ...............            7,574          8,091          8,586          9,078
Provision for loan loss ...........              322            350            418            416
Net income before income taxes ....            4,435          4,604          4,931          4,840
Net earnings ......................            2,894          3,003          3,163          3,119
Basic earnings per share[1] .......             0.30           0.32           0.33           0.33
Diluted earnings per share[1] .....             0.30           0.31           0.33           0.33
Dividends per share[1] ............             0.14           0.15           0.15           0.20[2]
Market range high-low[1] ..........     $21.82-$17.05  $24.38-$17.27  $23.88-$15.25  $18.75-$14.88

                                                               Quarters Ended
                                     --------------------------------------------------------------------
                                     March 31, 1998    June 30, 1998     Sept. 30, 1998     Dec. 31, 1998
                                     --------------    -------------     --------------    --------------
Interest income .................          $13,240            13,464            13,597            13,420
Interest expense ................            5,936             6,008             5,937             5,669
Net interest income .............            7,304             7,456             7,660             7,751
Provision for loan loss .........              235               551               308               438
Net income before income taxes ..            4,260             4,350             4,413             4,290
Net earnings ....................            2,694             2,715             2,735             2,771
Basic earnings per share[1] .....             0.29              0.29              0.29              0.30
Diluted earnings per share[1] ...             0.28              0.29              0.29              0.29
Dividends per share[1] ..........             0.11              0.12              0.13              0.21[3]
Market range high-low[1] ........    $ 24.38-$19.21    $ 23.55-$21.90    $ 23.97-$20.71    $ 20.57-$17.16

                                                               Quarters Ended
                                     --------------------------------------------------------------------
                                     March 31, 1997    June 30, 1997     Sept. 30, 1997     Dec. 31, 1997
                                     --------------    -------------     --------------     -------------
Interest income .................          $12,304            12,858            13,199            13,325
Interest expense ................            5,646             5,808             5,939             5,903
Net interest income .............            6,658             7,050             7,260             7,422
Provision for loan loss .........              197               248               228               216
Net income before income taxes ..            3,499             4,055             4,229             4,426
Net earnings ....................            2,202             2,558             2,672             2,804
Basic earnings per share[1] .....             0.24              0.28              0.29              0.31
Diluted earnings per share[1] ...             0.24              0.28              0.28              0.30
Dividends per share[1] ..........             0.09              0.10              0.10              0.14[2]
Market range high-low[1] ........    $ 13.64-$12.81    $ 17.36-$12.60    $ 16.12-$14.46    $ 20.66-$15.39

[1] Per share amounts adjusted to reflect effect of 10% stock dividend [2] Special dividend was paid at $.05 per share.
[3]  Special dividend was paid at $.07 per share.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                                    1999                                   1998
----------------------------------------------           ----------------------------           ----------------------------
            (dollars in thousands)                        AMOUNT           FAIR VALUE            Amount           Fair Value
----------------------------------------------           --------          ----------           --------          ----------
Financial Assets:
Cash .........................................           $ 46,277             46,277             33,806             33,806
Federal funds sold ...........................                 64                 64              5,883              5,883
Interest bearing cash deposits ...............              1,436              1,436              2,494              2,494
Investment securities ........................             53,587             53,587             58,890             59,178
Mortgage-backed securities ...................            137,798            137,798             46,576             46,596
Loans ........................................            590,278            580,452            518,208            525,465
FHLB and Federal Reserve Bank stock ..........             15,864             15,864             13,585             13,585

Financial Liabilities:
Deposits .....................................           $576,282            578,979            475,844            476,892
Advances from the FHLB of Seattle ............            194,650            190,681            124,886            125,311
Repurchase agreements and other borrowed funds             26,614             26,614             18,707             18,707

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value approximates the book value of cash, federal funds sold and interest bearing cash deposits. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB and Federal Reserve Bank stock approximates the book value.

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

18. CONTINGENCIES AND COMMITMENTS

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position or results of operations.

19. BUSINESS COMBINATIONS

On August 31, 1998, the Company issued 536,154 shares of common stock in exchange for all of the outstanding stock of HUB Financial Corporation (HUB), parent company of Valley Bank of Helena (Valley). As a result of this transaction, the Company acquired the majority interest, 86.5%, of Valley. This business combination has been accounted for as a pooling-of interests combination, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of HUB.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                        Six months
                                           ended                  Years ended
                                       June 30, 1998              December 31,
                                        (unaudited)          1997             1996
                                       -------------        ------           ------
Net earnings of:
  Glacier Bancorp, Inc .........           $4,892            9,180            7,425
  HUB Financial Corporation ....              408              874              782
                                           ------           ------           ------
          Combined .............           $5,300           10,054            8,207
                                           ======           ======           ======

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

On January 18, 1999, the Company issued 227,707 shares of common stock in exchange for all of the outstanding stock of Big Sky Western Bank. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Big Sky Western Bank. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                             Years Ended December 31,
                                            -------------------------
                                             1998               1997
                                            -------           -------
Net earnings of:
  Glacier Bancorp, Inc. .........           $10,744            10,054
  Big Sky Western Bank ..........               171               182
                                            -------           -------
         Combined ...............           $10,915            10,236
                                            =======           =======

20. BRANCH ACQUISITIONS

On October 8, 1999, the Company, through its largest subsidiary Glacier Bank, acquired the two Butte, Montana offices of Washington Mutual Bank with approximately $73,000,000 in deposits. This acquisition was accounted for as a purchase. The premium paid of $4,767,000 included a core deposit intangible of approximately $1,797,000 and goodwill of approximately $2,970,000.

21. AGREEMENT TO MERGE

On September 9, 1999, the Company entered into a definitive agreement to acquire, through an exchange of stock, Mountain West Bank of Couer d'Alene, Idaho (Mountain West). It is expected that on February 4, 2000, the transaction will be completed with 844,257 shares of Company stock issued for 100 percent of the outstanding stock of Mountain West. Mountain West will operate as an independent, wholly-owned subsidiary of the Company. The acquisition is being accounted for using the pooling-of-interests method. Transactions accounted for as a pooling-of-interests reflect the assets, liabilities, stockholders' equity, and results of operations of the separate entities as though the entities had been combined as of the earliest date reported.

The following unaudited pro forma data summarizes the combined results of operations of the Company and Mountain West as if the combination had been consummated on December 31, 1999:


                                                          Years ended December 31,
-----------------------------------           ----------------------------------------------
(dollars in thousands)                          1999               1998               1997
-----------------------------------           --------           --------           --------
Interest income ...................           $ 64,736             58,529             55,324
Interest expense ..................             27,635             25,415             24,817
                                              --------           --------           --------
  Net interest income .............             37,101             33,114             30,507
                                              ========           ========           ========

Net earnings ......................           $ 12,353             11,444             10,552
                                              ========           ========           ========

Basic earnings per share ..........           $   1.19               1.14               1.09
                                              ========           ========           ========

Diluted earnings per share ........           $   1.18               1.11               1.07
                                              ========           ========           ========

Total assets ......................           $974,001            785,135            740,891
Total deposits ....................           $645,522            544,110            481,121

22. OPERATING SEGMENT INFORMATION

As of December 31, 1998, the company adopted FASB Statement 131, Financial Reporting for Segments of a Business Enterprise. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 1999, 1998, and 1997 (in thousands):

                                                                        First      Valley    Big Sky
               1999                   Glacier   Whitefish    Eureka    Security    Helena    Western     Other    Consolidated
                                      --------  ---------   --------   --------   --------   --------   --------  ------------
Net interest income ...............   $ 15,266      2,044      1,290      8,804      3,614      2,077        234      33,329
Provision for loan losses .........        470         66         24        600        155        191          0       1,506
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net interest income after
  provision for loan losses .......     14,796      1,978      1,266      8,204      3,459      1,886        234      31,823
Noninterest income ................      5,539        675        313      2,260      1,494        881        (98)     11,064
Merger expense and amortization
  of goodwill and core deposit
  intangibles .....................         78          0          0          0          0          0        361         439
Other noninterest expense .........     10,750      1,502        986      4,567      2,977      2,096        709      23,587
                                      --------   --------   --------   --------   --------   --------   --------    --------

Income before income taxes
  and minority interest ...........      9,507      1,151        593      5,897      1,976        671       (934)     18,861
Minority interest .................         51         51
Income taxes expense (benefit) ....      3,303        348        191      2,132        731        231       (305)      6,631
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net income ........................   $  6,204        803        402      3,765      1,245        440       (680)     12,179
                                      ========   ========   ========   ========   ========   ========   ========    ========

Assets ............................   $460,257     52,203     28,879    193,548     82,587     66,255        388     884,117
Net loans .........................    272,060     35,485     18,178    161,781     58,924     43,850          0     590,278
Deposits ..........................    276,880     34,261     18,514    143,645     65,095     41,034     (3,147)    576,282
Shareholders' equity ..............     36,040      4,605      3,137     15,640      7,073      5,281      7,037      78,813

               1998

Net interest income ...............   $ 14,572      1,820      1,247      7,784      3,312      1,251        185      30,171
Provision for loan losses .........        670         78         12        645         85         42          0       1,532
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net interest income after
  provision for loan losses .......     13,902      1,742      1,235      7,139      3,227      1,209        185      28,639
Noninterest income ................      5,723        686        372      2,801      1,553        743         81      11,959
Merger expense and amortization
  of goodwill and core deposit
  intangibles .....................          0          0          0          0          0          0        931         931
Other noninterest expense .........     10,523      1,347        971      4,151      3,010      1,680        527      22,209
                                      --------   --------   --------   --------   --------   --------   --------    --------
Income before income taxes
  and minority interest ...........      9,102      1,081        636      5,789      1,770        272     (1,192)     17,458
Minority interest .................        145        145
Income taxes expense (benefit) ....      3,238        343        217      2,138        659        103       (300)      6,398
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net income ........................   $  5,864        738        419      3,651      1,111        169     (1,037)     10,915
                                      ========   ========   ========   ========   ========   ========   ========    ========

Assets ............................   $370,686     42,643     24,471    164,546     69,924     39,376     (5,680)    705,966
Net loans .........................    272,399     22,022     16,322    134,646     48,860     23,959          0     518,208
Deposits ..........................    201,211     34,179     17,797    139,348     57,807     31,385     (5,883)    475,844
Shareholders' equity ..............     39,058      4,642      3,309     14,668      6,628      2,873      6,632      77,810

              1997

Net interest income ...............   $ 14,121      1,786      1,232      6,654      3,142      1,143        312      28,390
Provision for loan losses .........        345          0         42        360         60         82          0         889
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net interest income after
  provision for loan losses .......     13,776      1,786      1,190      6,294      3,082      1,061        312      27,501
Noninterest income ................      4,540        570        350      2,818      1,275        520         62      10,135
Merger expense and amortization
  of goodwill and core deposit
  intangibles .....................          0          0          0          0          0          0        155         155
Other noninterest expense .........     10,145      1,399        947      4,050      2,709      1,334        480      21,064
                                      --------   --------   --------   --------   --------   --------   --------    --------
Income before income taxes
  and minority interest ...........      8,171        957        593      5,062      1,648        247       (106)     16,417
Minority interest .................        208        208
Income taxes expense (benefit) ....      2,958        312        202      1,896        614         65        (74)      5,973
                                      --------   --------   --------   --------   --------   --------   --------    --------
Net income ........................   $  5,213        645        391      3,166      1,034        182       (395)     10,236
                                      ========   ========   ========   ========   ========   ========   ========    ========

Assets ............................   $365,921     41,276     25,565    144,382     69,875     32,724      1,648     681,391
Net loans .........................    266,670     22,746     16,290    111,867     49,344     19,303          0     486,220
Deposits ..........................    173,371     30,918     16,385    127,801     57,687     25,449     (1,813)    429,798
Shareholders' equity ..............     35,572      4,247      3,188     12,586      6,647      2,927      2,535      67,702

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Proposal No. 1 - Election of Directors - Information with Respect to Nominees for Director and Continuing Directors" - "Background of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2000 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Proposal No. 1 - Election of Directors - Information with Respect to Nominees for Director and Continuing Directors", "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" and "Beneficial Owners" of the Company's Proxy Statement and is incorporated herein by reference.

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

(1) The following exhibits are included as part of this Form 10-K:

        EXHIBIT NO.                 EXHIBIT
        -----------                 -------
           3(a)       Amended and Restated Certificate of Incorporation(1)

           3(b)       Amended and Restated Bylaws(2)

           10(a)      1989 Incentive Stock Option Plan(3)

           10(b)      Employment Agreement dated August 31, 1996 between the
                      Company, Glacier Bank and Michael J. Blodnick(4)

           10(c)      Employment Agreement dated August 31, 1996 between the
                      Company, Glacier Bank and Stephen J. Van Helden(4)

           10(d)      Employment Agreement dated August 31, 1996 between the
                      Company, Glacier Bank and James H. Strosahl(4)

           10(f)      Employment Agreement dated August 9, 1996 between First
                      Security Bank and William L. Bouchee(5)

           10(g)      Employment Agreement dated December 30, 1997 between
                      Valley Bank of Helena and Fred J. Flanders(1)

           10(h)      1994 Director Stock Option Plan(6)

           10(I)      1995 Employee Stock Option Plan(7)

           10(j)      Amendment to 1995 Stock Option Plan approved April 28,
                      1999

           10(k)      Deferred Compensation Plan(6)

           10(l)      Supplemental Executive Retirement Agreement(6)

           21         Subsidiaries of the Company (See item 1, "Subsidiaries")

           23         Consent of KPMG LLP

           27         Financial Data Schedule

--------------
(1) Incorporated by reference to exhibit 3.1 included in the Company's Registration Statement on Form S-4 (333-58503) declared effective July 16, 1998

(2) Incorporated by reference to Exhibit 3(b) included in the Company's Form 10-K for the fiscal year ended December 31, 1999

(3) Incorporated by reference to exhibit 10(a) included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

(4) Incorporated by reference to exhibits 10(c), 10(d) and 10(f) included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 333-13595) declared effective on October 16, 1996.

(6) Incorporated by reference to Exhibits 10(I), 10(k) and 10(h), included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

(7) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).

SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                        ---------------------------------------
                                        Michael J. Blodnick
                                        President/CEO

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000, by the following persons in the capacities indicated.

/s/Michael J. Blodnick                  President and Chief Executive Officer
----------------------------------      (Principal Executive Officer)
Michael J. Blodnick

/s/James H. Strosahl                    Executive Vice President and CFO
----------------------------------      (Principal Financial/Accounting Officer)
James H. Strosahl

Majority of the Board of Directors

/s/ John S. MacMillan                   Chairman
----------------------------------
John S. MacMillan

/s/ William L. Bouchee                  Director
----------------------------------
William L. Bouchee

/s/ Allen J. Fetscher                   Director
----------------------------------
Allen J. Fetscher

/s/ Fred J. Flanders                    Director
----------------------------------
Fred J. Flanders

/s/ Jon W. Hippler                      Director
----------------------------------
Jon W. Hippler

/s/ L. Peter Larson                     Director
----------------------------------
L. Peter Larson

/s/ F. Charles Mercord                  Director
----------------------------------
F. Charles Mercord

/s/ Everit A. Sliter                    Director
----------------------------------
Everit A. Sliter

/s/ Harold A. Tutvedt                   Director
----------------------------------
Harold A. Tutvedt

xxx
                                                                              60