Form 10-Q
period 2000-03-31
GLACIER BANCORP INC
filed 2000-05-12
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        81-0519541
---------------------------------             ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)



  49 Commons Loop, Kalispell, Montana                       59901
----------------------------------------                 -----------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code      (406) 756-4200
--------------------------------------------------      --------------



                                       N/A
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on May 5, 2000 was 10,401,701 No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX


                                                                                Page #
                                                                                ------
PART I.        FINANCIAL INFORMATION

        Item 1 - Financial Statements

               Consolidated Condensed Statements of Financial Condition -
               March 31, 2000, December 31, and March 31, 1999 (unaudited) ....   3

               Consolidated Condensed Statements of Operations -
               Three months ended March 31, 2000 and 1999  (unaudited) ........   4

               Consolidated Condensed Statements of Cash Flows -
               Three months ended March 31, 2000 and 1999  (unaudited) ........   5

               Notes to Consolidated Condensed Financial Statements ...........   6

        Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results of Operations ..............  11

        Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....  13

PART II.       OTHER INFORMATION ..............................................  14

Signatures ....................................................................  15

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------
(Unaudited - dollars in thousands except per share data)        MARCH 31,        December 31,        March 31,
--------------------------------------------------------          2000               1999               1999
                                                              ------------       ------------       ------------
Assets:
Cash on hand and in banks ..............................      $     40,161             50,590             33,215
Federal funds sold .....................................             1,450                 64                  0

Interest bearing cash deposits .........................            12,150              1,711             13,807
                                                              ------------       ------------       ------------
       Cash and cash equivalents .......................            53,761             52,365             47,022
                                                              ------------       ------------       ------------
Investments:
       Investment securities, held-to-maturity .........                 0                500                500
       Investment securities, available-for-sale .......            64,309             61,560             62,169
       Mortgage backed securities, held-to-maturity ....                 0                251                280
       Mortgage backed securities, available-for-sale ..           142,816            147,001             90,706
                                                              ------------       ------------       ------------
            Total Investments ..........................           207,125            209,312            153,655
                                                              ------------       ------------       ------------
Net loans receivable:
       Real estate loans ...............................           224,169            225,041            243,487
       Commercial Loans ................................           295,104            279,341            213,077
       Installment and other loans .....................           160,194            154,548            116,933
       Allowance for losses ............................            (7,102)            (6,722)            (5,956)
                                                              ------------       ------------       ------------
            Total Loans, net ...........................           672,365            652,208            567,541
                                                              ------------       ------------       ------------

Premises and equipment, net ............................            24,592             24,670             20,789
Real estate and other assets owned .....................               460                550                106
Federal Home Loan Bank of Seattle stock, at cost .......            15,523             15,134             13,636
Federal Reserve stock, at cost .........................             1,527              1,467              1,430
Accrued interest receivable ............................             5,577              5,611              4,849
Goodwill, net ..........................................             6,899              7,035              2,545
Deferred taxes..........................................             1,380              2,642                  0
Other assets ...........................................             3,686              3,007              2,860
                                                              ------------       ------------       ------------
                                                              $    992,895            974,001            814,433
                                                              ============       ============       ============

Liabilities and stockholders' equity:
Deposits - non-interest bearing ........................      $    148,253            126,927            113,905
Deposits - interest bearing ............................           524,455            517,179            428,756
Advances from Federal Home Loan Bank of Seattle ........           200,926            208,650            154,675
Securities sold under agreements to repurchase .........            12,979             19,766             16,839
Other borrowed funds ...................................             9,885              6,848              1,741
Accrued interest payable ...............................             2,186              2,717              2,437
Current income taxes ...................................             1,581                108              1,871
Deferred income taxes ..................................                 0                  0              1,355
Other liabilities ......................................             4,830              6,442              6,277
Minority Interest ......................................               305                308                319
                                                              ------------       ------------       ------------
       Total liabilities ...............................           905,400            888,945            728,175
                                                              ------------       ------------       ------------

Common stock, $.01 par value per share .................               104                 96                 95
Paid-in capital ........................................            87,410             87,394             66,785
Retained earnings - substantially restricted ...........             4,664              2,997             18,297
Accumulated other comprehensive earnings (loss) ........            (4,683)            (5,431)             1,081
                                                              ------------       ------------       ------------
       Total stockholders' equity ......................            87,495             85,056             86,258
                                                              ------------       ------------       ------------
                                                              $    992,895            974,001            814,433
                                                              ============       ============       ============
       (1) Number of shares outstanding ................        10,397,526          9,550,444          9,516,450



      See accompanying notes to consolidated condensed financial statements

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

--------------------------------------------------------                       --------------------------------
(Unaudited - dollars in thousands except per share data)                         THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------                       --------------------------------
                                                                                    2000                1999
                                                                               ------------        ------------
INTEREST INCOME:
     Real estate loans ....................................................    $      4,560               4,570

     Commercial loans .....................................................           6,330               4,851
     Consumer and other loans .............................................           3,499               2,813
     Investment securities ................................................           3,857               2,164
                                                                               ------------        ------------
           Total interest income ..........................................          18,246              14,398
                                                                               ------------        ------------

INTEREST EXPENSE:
     Deposits .............................................................           4,947               3,919
     Advances .............................................................           3,144               1,847
     Repurchase agreements ................................................             187                 185
     Other borrowed funds .................................................              67                  22
                                                                               ------------        ------------
           Total interest expense .........................................           8,345               5,973
                                                                               ------------        ------------

NET INTEREST INCOME .......................................................           9,901               8,425
     Provision for loan losses ............................................             487                 358
                                                                               ------------        ------------
Net Interest Income after provision for loan losses .......................           9,414               8,067
                                                                               ------------        ------------

NON-INTEREST INCOME:
     Service charges and other fees .......................................           1,859               1,555
     Miscellaneous loan fees and charges ..................................             935               1,492
     Gains (Losses) on sale of investments ................................             (30)                 19
     Other income .........................................................             451                 323
                                                                               ------------        ------------
          Total fees and other income .....................................           3,215               3,389
                                                                               ------------        ------------
NON-INTEREST EXPENSE:
     Compensation, employee benefits
            and related expenses ..........................................           3,957               3,344
     Occupancy expense ....................................................           1,115               1,068
     Data processing expense ..............................................             276                 282
     Other expenses .......................................................           2,288               2,211
     Minority interest ....................................................              15                  11
                                                                               ------------        ------------
          Total non-interest expense ......................................           7,650               6,916
                                                                               ------------        ------------

EARNINGS BEFORE INCOME TAXES ..............................................           4,979               4,540

Federal and state income tax expense ......................................           1,751               1,571
                                                                               ------------        ------------
NET EARNINGS ..............................................................    $      3,228               2,969
                                                                               ============        ============

Basic earnings per share (1) ..............................................    $       0.31                0.29
Diluted earnings per share (1)  ...........................................            0.31                0.29
Dividends declared per share (1) ..........................................            0.15                0.14
Return on average assets (annualized) .....................................            1.33%               1.46%
Return on average equity (annualized)  ....................................           15.06%              13.91%
Basic weighted average shares outstanding (1)  ............................      10,396,939          10,184,669
Diluted weighted average shares outstanding ...............................      10,502,217          10,367,848

(1) Number of shares outstanding adjusted for 10% stock dividend in 1999


     See accompanying notes to consolidated condensed financial statements

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    -------------------------------
                                                                                      THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------      -------------------------------
                    (Unaudited -dollars in thousands)                                   2000                1999
------------------------------------------------------------------------------      ------------       ------------
OPERATING ACTIVITIES :
     Net earnings ............................................................      $      3,228              2,969
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Mortgage loans held for sale originated or acquired ...................           (20,171)           (44,786)
       Proceeds from sales of mortgage loans held for sale ...................            15,539             51,792
       Proceeds from sales of commercial loans ...............................             3,139              7,920
       Provision for loan losses .............................................               487                358
       Depreciation of premises and equipment ................................               599                412
       Amortization of goodwill ..............................................               136                 56
       Amortization of investment securities premiums and discounts, net .....                38                246
       Net loss (gain) on investment sales and loan sales ....................                30                (19)
       Net decrease (increase) in deferred income taxes ......................               771               (230)
       Net decrease (increase) in accrued interest receivable ................                34               (106)
       Net increase (decrease) in accrued interest payable ...................              (531)                76
       Net increase in current income taxes ..................................             1,473              1,653
       Net (increase) in other assets ........................................              (679)              (198)
       Net (decrease) in other liabilities and minority interest .............            (1,615)              (562)
       FHLB stock dividends ..................................................              (236)              (281)
                                                                                    ------------       ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................             2,242             19,299
                                                                                    ------------       ------------

INVESTING ACTIVITIES:
     Proceeds from sales, maturities and prepayments of investment
         securities available-for-sale .......................................            10,932              8,170
     Purchases of investment securities available-for-sale ...................            (7,574)           (46,508)
     Proceeds from maturities and prepayments of investment
         securities held-to-maturity .........................................                 0                828
     Principal collected on installment and commercial loans .................            57,190             45,247
     Installment and commercial loans originated or acquired .................           (81,738)           (65,285)
     Principal collections on mortgage loans .................................            32,117             27,280
     Mortgage loans originated or acquired ...................................           (26,720)           (18,419)
     Net proceeds from sales (acquisition) of real estate owned ..............                90                 41
     Net purchase of FHLB and FRB stock ......................................              (213)              (640)
     Net addition of premises and equipment ..................................              (521)              (631)
                                                                                    ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES ..............................           (16,437)           (49,917)
                                                                                    ------------       ------------


FINANCING ACTIVITIES:
     Net increase (decrease) increase in deposits ............................            28,602             (2,071)
     Net increase (decrease) in FHLB advances and other borrowed funds .......            (4,687)            28,889
     Net (decrease) in securities sold under repurchase agreements ...........            (6,787)              (400)
     Cash dividends paid to stockholders .....................................            (1,561)            (1,297)
     Proceeds from exercise of stock options and other stock issued ..........                24                647
                                                                                    ------------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................            15,591             25,768
                                                                                    ------------       ------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................             1,396             (4,850)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................            52,365             51,872
                                                                                    ------------       ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $     53,761             47,022
                                                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for: Interest ...............................      $      8,876              6,919
                                      Income taxes ...........................               278                161

     See accompanying notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)      Basis of Presentation:

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2000, December 31, 1999, and March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999

        The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

2)      Organizational Structure:

        The Company is the parent company for seven subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), Mountain West Bank (Mountain West) and Community First, Inc. ("CFI"). CFI provides full service brokerage services through Raymond James Financial Services, Inc. Big Sky Western Bank became a subsidiary of the Company on January 20, 1999 and Mountain West became a subsidiary on February 4, 2000. The pooling of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At March 31, 2000, the Company owned 100% of Glacier, Missoula, Helena, Big Sky, Mountain West and CFI; 94% of Whitefish, and 98% of Eureka. The following abbreviated organizational chart illustrates the various relationships:

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

            Big Sky                  Valley Bank          Mountain West Bank       Community First, Inc.
          Western Bank                of Helena            (Commercial bank)       (Brokerage services)
        (Commercial bank)         (Commercial bank)

        On February 4, 2000, the Company issued 844,257 shares of common stock in exchange for all of the outstanding stock of Mountain West Bank. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated condensed financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Mountain West Bank. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated condensed financial statements are summarized below: (Dollars in thousands)

                            Three months ended
                              March 31, 1999
                            ------------------
Net earnings of:
Glacier Bancorp, Inc. ..........  $2,894
Mountain West Bank .............      75
                                  ------
Combined .......................  $2,969
                                  ======


3)      Stock Dividend:

        On May 27, 1999, a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods proceeding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)      Ratios:

        Return on average assets and average equity was calculated based on daily averages.

5)      Cash Dividend Declared:

        On March 29, 2000, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on April 11, 2000, payable on April 20, 2000.

6)      Computation of Earnings Per Share:

        Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the 1999 stock dividend. The following schedule contains the data used in the calculation of basic and diluted earnings per share.


                                              Three              Three
                                           months ended      months ended
                                          March 31, 2000    March 31, 1999
                                          --------------    --------------
Net income available to common
stockholders, basic and diluted             $ 3,227,733          2,969,212
                                            ===========         ==========
Average outstanding shares - basic           10,396,939         10,184,669
Add: dilutive stock options                     105,278            183,179
                                            -----------         ----------
Average outstanding shares - diluted         10,502,217         10,367,848
                                            ===========         ==========
Basic earnings per share                    $       .31                .29
Diluted earnings per share                  $       .31                .29

7)      Investments:

        A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:


                   INVESTMENT SECURITIES AS OF MARCH 31, 2000

                                                                                                                Estimated
           AVAILABLE FOR SALE                      Weighted      Amortized          Gross Unrealized             Fair
U.S. GOVERNMENT AND FEDERAL AGENCIES                 Yield         Cost          Gains           Losses          Value
                                                   --------      ---------       -------         -------         -------
  maturing within one year.....................      5.75%          1,698              1              (2)          1,697
  maturing one year through five years.........      6.43%          4,980             10             (97)          4,893
  maturing five years though ten years.........      6.59%          4,547              0            (137)          4,410
  maturing after ten years.....................      7.08%          1,276              1             (14)          1,263
                                                     ----         -------        -------         -------         -------
                                                     6.46%         12,501             12            (250)         12,263
                                                     ----         -------        -------         -------         -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year.....................      6.54%            377              1             (49)            329
  maturing one year through five years.........      5.22%          1,297             11              (6)          1,302
  maturing five years through ten years........      7.32%          4,611             30             (17)          4,624
  maturing after ten years.....................      5.21%         47,838            265          (2,312)         45,791
                                                     ----         -------        -------         -------         -------
                                                     5.40%         54,123            307          (2,384)         52,046
                                                     ----         -------        -------         -------         -------

MORTGAGE-BACKED SECURITIES.....................      6.94%         39,861             43          (1,347)         38,557

REAL ESTATE MORTGAGE INVESTMENT CONDUITS.......      7.13%        108,354            140          (4,235)        104,259
                                                     ----         -------        -------         -------         -------
       TOTAL AVAILABLE-FOR-SALE SECURITIES.....      6.62%        214,839            502          (8,216)        207,125
                                                     ====         =======        =======         =======         =======

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1999

                                                                                                                Estimated
          DOLLARS IN THOUSANDS                     Weighted      Amortized          Gross Unrealized             Fair
            HELD-TO-MATURITY                         Yield         Cost          Gains           Losses          Value
                                                   --------      ---------       -------         -------         -------
U.S. Government and Federal Agencies
  maturing one year through five years.........      6.26%            500              0              (5)            500
Mortgage-Backed Securities.....................      6.50%            251              0              (6)            247
                                                     ----         -------        -------         -------         -------
       TOTAL HELD-TO-MATURITY SECURITIES.......      6.42%            751              0             (11)            747
                                                     ----         -------        -------         -------         -------

         AVAILABLE FOR SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year.....................      5.98%          1,998              3              (4)          1,997
  maturing one year through five years.........      6.37%          4,480             15            (105)          4,391
  maturing five years though ten years.........      6.76%          4,546              0            (221)          4,325
  maturing after ten years.....................      5.20%          1,322              2             (13)          1,310
                                                     ----         -------        -------         -------         -------
                                                     6.33%         12,346             20            (343)         12,023
                                                     ----         -------        -------         -------         -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year.....................      6.50%            397              1             (49)            349
  maturing one year through five years.........      4.92%          1,302             14              (5)          1,311
  maturing five years through ten years........      6.88%          4,120             25             (20)          4,125
  maturing after ten years.....................      5.21%         46,698             39          (2,985)         43,752
                                                     ----         -------        -------         -------         -------
                                                     5.34%         52,517             79          (3,059)         49,537
                                                     ----         -------        -------         -------         -------

MORTGAGE-BACKED SECURITIES.....................      6.96%         44,277            164          (1,310)         43,131

REAL ESTATE MORTGAGE INVESTMENT CONDUITS.......      6.94%        108,374            126          (4,630)        103,870
                                                     ----         -------        -------         -------         -------
TOTAL AVAILABLE FOR SALE SECURITIES............      6.52%        217,514            389          (9,342)        208,561
                                                     ====         =======        =======         =======         =======

8)      Stockholders' Equity:

        The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2000:


-----------------------------------------       Tier 1 (Core)     Tier 2 (Total)        Leverage
        (dollars in thousands)                     Capital            Capital            Capital
-----------------------------------------         ---------          ---------          ---------
GAAP Capital.................................     $  87,495          $  87,495          $  87,495
Less:  Goodwill..............................        (6,899)            (6,899)            (6,899)
Plus: Net unrealized losses on securities
     available-for-sale......................         4,683              4,683              4,683
Minority Interest............................           305                305                305
Allowance for loan losses....................            --              7,102                 --
                                                  ---------          ---------          ---------
Regulatory capital computed..................     $  85,584          $  92,686          $  85,584
                                                  =========          =========          =========

Risk weighted assets.........................     $ 665,971          $ 665,971
                                                  =========          =========

Total average assets........................                                            $ 973,010
                                                                                        =========

Capital as % of defined assets..............          12.85%             13.92%              8.80%
Regulatory "well capitalized" requirement...           6.00%             10.00%              5.00%
                                                  ---------          ---------          ---------
Excess over "well capitalized" requirement..           6.85%              3.92%              3.80%
                                                  =========          =========          =========


9)      Comprehensive Earnings:

        The Company's only component of comprehensive earnings is the unrealized gains and losses on available-for-sale securities.


                                                                  For the three months
                                                                    ended March 31,
-----------------------------------------------------------      ---------------------
                  Dollars in thousands                             2000         1999
-----------------------------------------------------------      -------       -------
Net earnings.................................................    $ 3,228         2,969
                                                                 -------       -------

Unrealized holding gains (losses) arising during the period..      1,250          (646)
Transfer from held-to-maturity...............................        (11)          288

Tax expense..................................................       (509)          239
                                                                 -------       -------
            Net after tax....................................        730          (119)
Less: reclassification adjustment for amounts
   included in net income....................................        (30)           19
Tax expense..................................................         12            (8)
                                                                 -------       -------
            Net after tax....................................        (18)           11

            Net unrealized gain (loss) on securities.........        748          (130)
                                                                 -------       -------

                Total comprehensive earnings.................    $ 3,976         2,839
                                                                 =======       =======

10)     Subsequent Events

        The Board of Directors, at their meeting held on April 26, 2000, declared a 10 percent stock dividend payable May 25, 2000 in common stock of the Company, to shareholders of record on May 16, 2000. Fractional shares will be paid in cash

11)     Segment Information

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


                                                    Three months ended and as of March 31, 2000
----------------------------------       ----------------------------------------------------------------
      (Dollars in thousands)              Glacier      Whitefish      Eureka        Missoula      Helena
----------------------------------       --------      --------      --------       -------      --------
Revenues from external customers            9,315         1,178           626         4,604         1,873
Intersegment revenues                         373             2             -             -            54
Expenses                                    8,120           949           507         3,668         1,612
Intercompany eliminations                       -             -             -             -             -
                                         --------      --------      --------       -------      --------
                         Net income         1,568           231           119           936           315
                                         ========      ========      ========       =======      ========
                       Total Assets       461,303        54,380        27,734       196,223        83,610
                                         ========      ========      ========       =======      ========

                                                       Mountain                                   Total
                                         Big Sky         West          Other                  Consolidated
                                         --------      --------      --------                 ------------
Revenues from external customers            1,436         2,303           126                      21,461
Intersegment revenues                           -             -         4,007                       4,436
Expenses                                    1,300         2,144           (66)                     18,233
Intercompany eliminations                       -             -        (4,436)                     (4,436)
                                         --------      --------      --------                    --------
                         Net income           136           159          (236)                      3,228
                                         ========      ========      ========                    ========
                       Total Assets        68,437        97,938         3,271                     992,895
                                         ========      ========      ========                    ========

                                                    Three months ended and as of March 31, 1999
----------------------------------       ----------------------------------------------------------------
      (Dollars in thousands)              Glacier      Whitefish      Eureka        Missoula      Helena
----------------------------------       --------      --------      --------       -------      --------
Revenues from external customers            7,920           875           526         3,703         1,716
Intersegment revenues                         199            46             3            18             8
Expenses                                    6,699           749           445         2,814         1,444
Intercompany eliminations                       -             -             -             -             -
                                         --------      --------      --------       -------      --------
                         Net income         1,420           172            84           907           280
                                         ========      ========      ========       =======      ========
                       Total Assets       370,341        41,888        27,734       169,776        74,756
                                         ========      ========      ========       =======      ========

                                                       Mountain                                   Total
                                         Big Sky         West          Other                  Consolidated
                                         --------      --------      --------                 ------------
Revenues from external customers              790         1,921           336                      17,787
Intersegment revenues                          50             -         3,362                       3,686
Expenses                                      768         1,846            53                      14,818
Intercompany eliminations                       -             -        (3,686)                     (3,686)
                                         --------      --------      --------                    --------
                         Net income            72            75           (41)                      2,969
                                         ========      ========      ========                    ========
                       Total Assets        48,611        80,867           460                     814,433
                                         ========      ========      ========                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1999 to March 31, 2000.

From December 31, 1999 total assets have grown $18.894 million, or 1.94 percent, to $992.895 million. This increase was primarily the net result of an increase in loans of $20.157 million, or 3.09 percent, and a decrease in investments and cash and cash equivalents of $791 thousand.

Real estate loans decreased $800 thousand during the period, while commercial loans increased $15.763 million, consistent with management's decision to restructure the loan portfolio and to not retain long-term, low-interest rate mortgage loans.

Total deposits increased $28.602 million, or 4.4 percent, with $21.326 million of the increase in non-interest bearing deposits. Advances from the FHLB and other borrowed funds decreased $11.474 million because of the deposit increases.

Loans sold to the secondary market amounted to $18.678 million and $60.585 million during the first three months of 2000 and 1999, respectively.

The amount of loans serviced for others on March 31, 2000 was approximately $175 million.

All seven institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of March 31, 2000 (in thousands):


                                Available line     Amount Used      Available
                                --------------     -----------      ---------
Glacier Bank                        $160,338         123,966          36,372
Glacier Bank of Whitefish             12,131          10,225           1,906
Glacier Bank of Eureka                 9,341           4,048           5,293
First Security Bank Missoula          31,411          28,000           3,411
Valley Bank of Helena                 16,059           6,287           9,772
Big Sky Western Bank                  17,126          15,600           1,526
Mountain West Bank                    16,221          12,800           3,421
                                    --------        --------        --------
                 Totals             $262,627         200,926          61,701
                                    ========        ========        ========


Classified Assets and Reserves

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves. Non-performing assets at March 31, 2000 remained unchanged from December 31, 1999, and were $2.3 million, or .23% of total assets. Changes in the information related to the allowance for loan loss account are shown in the following table:

                                                                 March 31, 2000             December 31, 1999
                                                                 --------------             -----------------
Total Allowance for Loan and Real Estate Owned Losses:           $7.102 million               $6.722 million

Allowance as a percentage of Total Loans:                        1.06%                        1.03%

Allowance as a percentage of Non-performing Assets:              310%                         295%

Impaired Loans
As of March 31, 2000, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest
The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of March 31, 2000, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Results of Operations - The three months ended 3/31/00 compared to the three months ended 3/31/99.

Glacier Bancorp, Inc. reported net income of $3.228 million, or basic earnings per share of $.31, for the first quarter of 2000, compared with $2.969 million, or basic earnings per share of $.29, for the same quarter of 1999. Return on average assets and return on average equity for the quarter were 1.33 percent and 15.06 percent, respectively, which compares to returns of 1.46 percent and
13.91 percent for the same quarter of 1999.

The acquisition of the two Butte Montana offices of Washington Mutual, with approximately $73 million in deposits, was completed as of October 8, 1999. Those branches have been fully integrated into Glacier Bank, the largest subsidiary of the Company. The information contained in this document includes the impact of that acquisition which was accounted for as a purchase. Under purchase accounting rules only results from the purchase date forward are affected and prior periods have not been adjusted to reflect the acquisition.

Net Interest Income
Net interest income for the quarter was $9.901 million, an increase of $1.476 million, or 17 percent, over the same period in 1999. Growth in earning assets was the main reason for this increase. The net interest margin as a percentage of earning assets, on a tax equivalent basis, has declined from 4.8 percent in 1999 to 4.4 percent in 2000. Higher interest rates in the first part of 2000 have resulted in a larger percentage increase in interest expense than in interest income. However, the growth in earning assets and the increase in non-interest bearing deposits, resulted in the significant increase in net interest income.

Loan Loss Provision and Non-Performing Assets
The first quarter provision for loan losses was $487 thousand, up from $358 thousand during the same quarter in 1999. Non-performing assets as a percentage of loans at March 31, 2000 were .36 percent, well below the average of the peer group which was .64 percent at December 31, 1999, the most recent information available. The reserve for loan losses was 310 percent of non-performing assets as of March 31, 2000, compared to 295 percent at year end 1999. With the growth in loan balances, and the change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, both the provision expense for loan loss and the balance in the reserve account continue to increase. The reserve balance increased $380 thousand, or 6 percent, to $7.102 million during the first quarter of 2000, to 1.06 percent of total loans outstanding, up from 1.03 percent of loans at December 31, 1999.

Non-interest Income
Non-interest income declined $174 thousand, from the first quarter of 1999. Income from sales of mortgage loans was $557 thousand lower in 2000 with less activity due to higher mortgage rates. Other fee income increased $304 thousand, offsetting some of the mortgage fee income decline. Other miscellaneous income, somewhat offset by losses on investment sales of $30 thousand, comprised the remaining increase in non-interest income.

Non-interest Expense
Non-interest expense increased by $734 thousand, or 11 percent, over the first quarter of 1999. Compensation and employee benefits increased $613 thousand, or 18 percent. Occupancy and equipment expense was up $47 thousand, or 4 percent. Other expenses were up $75 thousand, or 3 percent. The reasons for the increased operating expenses include the addition of the two Butte branches and $78 thousand in amortization of the premium paid for that acquisition, staffing increases in the Boise, and Sun Valley Idaho branches, and normal compensation adjustments that occur at the beginning of the year.


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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no material changes in the analysis from December 31, 1999 to March 31, 2000.


                                                             +200 bp        -200 bp
                                                             -------        -------
Estimated sensitivity                                         -3.66%          2.68%
Estimated increase (decrease) in net interest income         (1,220)           893


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

                              GLACIER BANCORP, INC.


May 8, 2000                               /s/ Michael J. Blodnick
                                              President/CEO




May 8, 2000                               /s/ James H. Strosahl
                                              Executive Vice President/CFO