Form 10-Q
period 2000-06-30
GLACIER BANCORP INC
filed 2000-08-14
CIK 868671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _________________

                             COMMISSION FILE 0-18911
                                             -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Registrant's common stock outstanding on August 2, 2000 was 11,441,234. No preferred shares are issued or outstanding.

                             GLACIER BANCORP, INC.
                         Quarterly Report on Form 10-Q

                                     Index

                                                                          Page #
                                                                          ------

Part I.    Financial Information

    Item 1 - Financial Statements

           Consolidated Condensed Statements of Financial Condition -
           June 30, 2000, December 31, and June 30, 1999 (unaudited) .....  3

           Consolidated Condensed Statements of Operations -
           Three months and six months ended June 30, 2000 and 1999
           (unaudited) ...................................................  4

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2000 and 1999  (unaudited) ..........  5

           Notes to Consolidated Condensed Financial Statements ..........  6

    Item 2 - Management's Discussion and Analysis
             Of Financial Condition and Results of Operations ............ 12

    Item 3 - Quantitative and Qualitative Disclosure about Market Risk ... 14

    Item 4 - Submission of Matters to a Vote of Securities Holders ....... 15

Part II    Other Information ............................................. 15

    Signatures ........................................................... 16

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                        ------------    ------------    ------------
(Unaudited -  $ in thousands except per share and per share data)         June 30,       December 31,      June 30,
                                                                            2000            1999            1999
                                                                        ------------    ------------    ------------
Assets:

Cash on hand and in banks .........................................     $     42,870          50,590          34,322
Federal funds sold ................................................                0              64           3,042
Interest bearing cash deposits ....................................            2,533           1,711           2,934
                                                                        ------------    ------------    ------------
        Cash and cash equivalents .................................           45,403          52,365          40,298
                                                                        ------------    ------------    ------------
Investments:
        Investment securities, held-to-maturity ...................                0             500             500
        Investment securities, available-for-sale .................           65,350          61,560          61,597
        Mortgage backed securities, held-to-maturity ..............                0             251             274
        Mortgage backed securities, available-for-sale ............          140,141         147,001         139,545
                                                                        ------------    ------------    ------------
             Total Investments ....................................          205,491         209,312         201,916
                                                                        ------------    ------------    ------------
Net loans receivable:
        Real estate loans .........................................          231,691         225,041         223,350
        Commercial Loans ..........................................          318,836         279,341         252,239
        Installment and other loans ...............................          167,768         154,548         137,013
        Allowance for losses ......................................           (7,484)         (6,722)         (6,245)
                                                                        ------------    ------------    ------------
             Total Loans, net .....................................          710,811         652,208         606,357
                                                                        ------------    ------------    ------------

Premises and equipment, net .......................................           25,413          24,670          21,050
Real estate and other assets owned ................................              436             550             264
Federal Home Loan Bank of Seattle stock, at cost ..................           16,048          15,134          14,265
Federal Reserve stock, at cost ....................................            1,467           1,467           1,430
Accrued interest receivable .......................................            6,130           5,611           4,576
Goodwill, net .....................................................            6,764           7,035           2,636
Deferred taxes ....................................................            2,940           3,004             130
Other assets ......................................................            3,089           2,645           3,812
                                                                        ------------    ------------    ------------
                                                                        $  1,023,992         974,001         896,734
                                                                        ============    ============    ============

Liabilities and stockholders' equity:
Deposits - non-interest bearing ...................................     $    138,718         126,927         117,958
Deposits - interest bearing .......................................          520,701         517,179         421,870
Advances from Federal Home Loan Bank of Seattle ...................          241,223         208,650         202,741
Securities sold under agreements to repurchase ....................           21,277          19,766          49,113
Other borrowed funds ..............................................            3,138           6,848           9,941
Accrued interest payable ..........................................            3,086           2,717           2,675
Current income taxes ..............................................              308             108             121
Other liabilities .................................................            7,109           6,442           6,929
Minority Interest .................................................              311             308             310
                                                                        ------------    ------------    ------------
        Total liabilities .........................................          935,871         888,945         811,658
                                                                        ------------    ------------    ------------

Common stock, $.01 par value per share ............................              114             104             104
Paid-in capital ...................................................          101,757          87,386          86,837
Retained earnings (deficit) - substantially restricted ............           (8,194)          2,997              49
Accumulated other comprehensive (loss) ............................           (5,556)         (5,431)         (1,914)
                                                                        ------------    ------------    ------------
        Total stockholders' equity ................................           88,121          85,056          85,076
                                                                        ------------    ------------    ------------
                                                                        $  1,023,992         974,001         896,734
                                                                        ============    ============    ============
Number of shares outstanding ......................................       11,441,234      10,394,701      10,369,617

See accompanying notes to consolidated condensed financial statements

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         -----------------------------       -----------------------------
(unaudited -  $ in thousands except per share data)       Three months ended June 30,           Six months ended June 30,
                                                         -----------------------------       -----------------------------
                                                             2000              1999              2000              1999
                                                         -----------       -----------       -----------       -----------
Interest income:
     Real estate loans ............................      $     4,685             4,386             9,245             8,956
     Commercial loans .............................            6,975             5,160            13,305            10,011
     Consumer and other loans .....................            3,758             2,950             7,257             5,763
     Investment securities ........................            3,875             2,980             7,732             5,144
                                                         -----------       -----------       -----------       -----------
           Total interest income ..................           19,293            15,476            37,539            29,874
                                                         -----------       -----------       -----------       -----------
Interest expense:
     Deposits .....................................            5,274             3,823            10,221             7,742
     Advances .....................................            3,553             2,263             6,697             4,110
     Repurchase agreements ........................              184               222               371               407
     Other borrowed funds .........................              123               162               190               184
                                                         -----------       -----------       -----------       -----------
           Total interest expense .................            9,134             6,470            17,479            12,443
                                                         -----------       -----------       -----------       -----------

Net interest income ...............................           10,159             9,006            20,060            17,431
     Provision for loan losses ....................              505               410               992               768
                                                         -----------       -----------       -----------       -----------
Net Interest Income after provision for loan losses            9,654             8,596            19,068            16,663
                                                         -----------       -----------       -----------       -----------
Non-interest income:
     Service charges and other fees ...............            2,055             1,727             3,914             3,282
     Miscellaneous loan fees and charges ..........              868             1,287             1,803             2,779
     Gains on sale of investments .................               30                 1                 0                20
     Other income .................................              348               149               799               472
                                                         -----------       -----------       -----------       -----------
          Total fees and other income .............            3,301             3,164             6,516             6,553
                                                         -----------       -----------       -----------       -----------
Non-interest expense:
     Compensation, employee benefits
            and related expenses ..................            3,854             3,692             7,811             7,036
     Occupancy expense ............................            1,232               991             2,347             2,059
     Data processing expense ......................              603               287               879               569
     Other expenses ...............................            2,268             2,036             4,556             4,247
     Minority interest ............................               14                12                29                23
                                                         -----------       -----------       -----------       -----------
          Total non-interest expense ..............            7,971             7,018            15,622            13,934
                                                         -----------       -----------       -----------       -----------
Earnings before income taxes ......................            4,983             4,742             9,962             9,282

Federal and state income tax expense ..............            1,791             1,654             3,542             3,225
                                                         -----------       -----------       -----------       -----------
Net earnings ......................................      $     3,192             3,088             6,420             6,057
                                                         ===========       ===========       ===========       ===========

Basic earnings per share (1) ......................             0.28              0.27              0.56              0.54
Diluted earnings per share (1) ....................             0.28              0.27              0.56              0.53
Dividends declared per share (1) ..................             0.15              0.14              0.29              0.26
Return on average assets (annualized) .............             1.28%             1.54%             1.30%             1.52%
Return on average equity (annualized) .............            14.58%            14.68%            15.05%            14.29%
Average outstanding shares - basic (1) ............       11,440,519        11,302,305        11,438,576        11,401,474
Average outstanding shares - diluted (1) ..........       11,551,404        11,481,258        11,553,474        11,606,737

(1) Adjusted for stock dividends

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                -------------------------
                 (Unaudited -dollars in thousands)                              Six months ended June 30,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                ---------         -------
OPERATING ACTIVITIES :
     Net earnings ........................................................      $   6,420           6,057
     Adjustments to reconcile net nearnings to net
     cash provided by operating activities:
       Mortgage loans held for sale originated or acquired ...............        (53,848)        (83,974)
       Proceeds from sales of mortgage loans held for sale ...............         52,345          94,349
       Proceeds from sales of commercial loans ...........................         19,493           7,920
       Provision for loan losses .........................................            992             766
       Depreciation of premises and equipment ............................          1,191             868
       Amortization of goodwill ..........................................            271             112
       Amortization of investment securities premiums and discounts, net .             75             423
       Net loss gain on investment sales .................................              0             (20)
       Net decrease in deferred income taxes .............................             88             102
       Net (increase) in accrued interest receivable .....................           (519)           (554)
       Net increase in accrued interest payable ..........................            369             397
       Net increase in current income taxes ..............................            200             121
       Net (increase) in other assets ....................................           (444)           (556)
       Net increase (decrease) in other liabilities and minority interest             670          (1,204)
       FHLB stock dividends ..............................................           (649)           (520)
                                                                                ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ......................         26,654          24,586
                                                                                ---------       ---------

INVESTING ACTIVITIES:
     Proceeds from sales, maturities and prepayments of securities
         available-for-sale ..............................................         26,060          18,466
     Purchases of securities available-for-sale ..........................        (22,463)       (109,951)
     Proceeds from maturities and prepayments of securities
         held-to-maturity ................................................              0             828
     Principal collected on installment and commercial loans .............        108,782         108,305
     Installment and commercial loans originated or acquired .............       (181,220)       (170,230)
     Principal collections on mortgage loans .............................         57,717          62,433
     Mortgage loans originated or acquired ...............................        (62,750)        (54,354)
     Net proceeds from sales (acquisition) of real estate owned ..........              0            (117)
     Net purchase of FHLB and FRB stock ..................................           (265)         (1,019)
     Net addition of premises and equipment ..............................         (1,934)         (1,348)
                                                                                ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES ..........................        (76,073)       (146,988)
                                                                                ---------       ---------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposits .................................         15,313          (4,202)
     Net increase in FHLB advances and other borrowed funds ..............         28,863          85,155
     Net increase in securities sold under repurchase agreements .........          1,511          31,874
     Cash dividends paid to stockholders .................................         (3,294)         (2,746)
     Proceeds from exercise of stock options and other stock issued ......             64             747
                                                                                ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .......................         42,457         110,828
                                                                                ---------       ---------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............         (6,962)        (11,574)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................         52,365          51,872
                                                                                ---------       ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................      $  45,403          40,298
                                                                                =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 12)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for: Interest ...........................      $  17,109          12,715
                                      Income taxes .......................      $   3,342           3,021

     See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

1)    Basis of Presentation:

      In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2000, December 31, 1999, and June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999

      The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2)    Organizational Structure:

      The Company is the parent company for eight subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), Mountain West Bank (Mountain West) and Community First, Inc. ("CFI"). CFI provides full service brokerage services through Raymond James Financial Services, Inc. Big Sky Western Bank became a subsidiary of the Company on January 20, 1999 and Mountain West became a subsidiary on February 4, 2000. The pooling of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At June 30, 2000, the Company owned 100% of Glacier, Missoula, Helena, Big Sky, Mountain West and CFI; 94% of Whitefish, and 98% of Eureka. The following abbreviated organizational chart illustrates the various relationships:

                            ------------------------
                              Glacier Bancorp, Inc.
                            (Parent Holding Company)

                            ------------------------
                                      |
                                      |
--------------------------------------------------------------------------------
  Glacier Bank     First Security Bank     Glacier Bank        Glacier Bank
(Commercial bank)     of Missoula          of Whitefish          of Eureka
                    (Commercial bank)    (Commercial bank)   (Commercial bank)
-----------------  -------------------  -----------------  ---------------------
                                      |
                                      |
--------------------------------------------------------------------------------
     Big Sky          Valley Bank      Mountain West Bank  Community First, Inc.
  Western Bank         of Helena        (Commercial bank)  (Brokerage services)
(Commercial bank)   (Commercial bank)
-----------------  -------------------  -----------------  ---------------------

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

                                           Three months ended   Six months ended
                                             June 30, 1999       June 30, 1999
                                           ------------------   ----------------
Net earnings of:
Glacier Bancorp, Inc ...................      $   3,003               5,897
Mountain West Bank .....................             85                 160
                                              ---------           ---------
Combined ...............................      $   3,088               6,057
                                              =========           =========

3)    Stock Dividend:

      On April, 26, 2000, a 10% stock dividend was approved by the Board of Directors. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

4)    Ratios:

      Returns on average assets and average equity were calculated based on daily averages.

5)    Cash Dividend Declared:

      On June 29, 2000, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on July 11, 2000, payable on July 20, 2000.

6)    Computation of Earnings Per Share:

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the 2000 stock dividend. The following schedule contains the data used in the calculation of basic and diluted earnings per share.

                                                                          Six           Six
                                            Three          Three         months        months
                                         months ended   months ended      ended         ended
    (Dollars in thousands except per       June 30,       June 30,      June 30,      June 30,
                      share amounts)         2000           1999          2000          1999
                                         -------------  ------------   ----------    ----------
      Net income available to common
     stockholders, basic and diluted    $      3,192          3,088         6,420         6,057
                                         ===========     ==========    ==========    ==========

  Average outstanding shares - basic      11,440,519     11,302,305    11,438,576    11,401,474
         Add: dilutive stock options         110,885        178,953       114,898       205,263
                                         -----------     ----------    ----------    ----------
Average outstanding shares - diluted      11,551,404     11,481,258    11,553,474    11,606,737
                                         ===========     ==========    ==========    ==========

            Basic earnings per share    $        .28            .27           .56           .54
                                         ===========     ==========    ==========    ==========
          Diluted earnings per share    $        .28            .27           .56           .53
                                         ===========     ==========    ==========    ==========


7)    Investments:

      A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                    INVESTMENT SECURITIES AS OF JUNE 30, 2000

                                                                                                               Estimated
        Available for Sale                        Weighted      Amortized           Gross Unrealized              Fair
U.S. Government and Federal Agencies               Yield          Cost            Gains          Losses          Value
                                                  --------      ---------         -----          ------        ---------
  maturing within one year ..................       5.10%       $    960              0              (9)            951
  maturing one year through five years ......       6.29%          4,474              0            (133)          4,341
  maturing five years though ten years ......       6.62%          3,548              0            (124)          3,424
  maturing after ten years ..................       7.59%          1,172              1             (12)          1,161
                                                                --------          -----          ------         -------
                                                    6.44%         10,154              1            (278)          9,877
                                                                --------          -----          ------         -------
State and Local Governments and other issues:

  maturing within one year ..................       5.64%            555              0             (34)            521
  maturing one year through five years ......       5.40%          1,284             12              (7)          1,289
  maturing five years through ten years .....       7.58%          4,669             26             (50)          4,645
  maturing after ten years ..................       5.56%         50,839            256          (2,077)         49,018
                                                                --------          -----          ------         -------
                                                    5.72%         57,347            294          (2,168)         55,473
                                                                --------          -----          ------         -------

Mortgage-Backed Securities ..................       6.93%         40,228             35          (1,277)         38,986

Real Estate Mortgage Investment Conduits ....       7.15%        106,864             63          (5,772)        101,155
                                                                --------          -----          ------         -------
       Total Available-for-Sale Securities ..       6.69%       $214,593            393          (9,495)        205,491
                                                                ========          =====          ======         =======

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1999

                                                                                                               Estimated
           Dollars in thousands                   Weighted      Amortized           Gross Unrealized             Fair
             Held-to-Maturity                      Yield          Cost            Gains          Losses          Value
                                                  --------      ---------         -----          ------        ---------
U.S. Government and Federal Agencies

  maturing one year through five years ......       6.26%       $    500              0              (5)            495
Mortgage-Backed Securities ..................       6.50%            251              0              (6)            245
                                                  ------        --------          -----          ------         -------
       Total Held-to-Maturity Securities ....       6.42%            751              0             (11)            740
                                                  ======        ========          =====          ======         =======
           Available for Sale
U.S. Government and Federal Agencies

  maturing within one year ..................       5.98%          1,998              3              (4)          1,997
  maturing one year through five years ......       6.37%          4,480             15            (105)          4,391
  maturing five years though ten years ......       6.76%          4,546              0            (221)          4,325
  maturing after ten years ..................       5.20%          1,322              2             (13)          1,310
                                                  ------        --------          -----          ------         -------
                                                    6.33%         12,346             20            (343)         12,023
                                                  ------        --------          -----          ------         -------
State and Local Governments and other issues:

  maturing within one year ..................       6.50%            397              1             (49)            349
  maturing one year through five years ......       4.92%          1,302             14              (5)          1,311
  maturing five years through ten years .....       6.88%          4,120             25             (20)          4,125
  maturing after ten years ..................       5.21%         46,698             39          (2,985)         43,752
                                                  ------        --------          -----          ------         -------
                                                    5.34%         52,517             79          (3,059)         49,537
                                                  ------        --------          -----          ------         -------

Mortgage-Backed Securities ..................       6.96%         44,277            164          (1,310)         43,131

Real Estate Mortgage Investment Conduits ....       6.94%        108,374            126          (4,630)        103,870
                                                  ------        --------          -----          ------         -------
Total Available for Sale Securities .........       6.52%       $217,514            389          (9,342)        208,561
                                                  ======        ========          =====          ======         =======

8)    Stockholders' Equity:

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2000:

                                                            Tier 1 (Core)  Tier 2 (Total)     Leverage
            (dollars in thousands)                            Capital         Capital         Capital
                                                              -------         -------         -------
GAAP Capital ............................................   $    88,121     $    88,121     $    88,121
Less: Goodwill ..........................................        (6,764)         (6,764)         (6,764)
Plus: Accumulated other comprehensive
     loss on AFS securities .............................         5,556           5,556           5,556
Minority Interest .......................................           311             311             311
Allowance for loan losses ...............................            --           7,484              --
Other regulatory adjustments ............................          (100)           (100)           (100)
                                                            -----------     -----------     -----------
Regulatory capital computed .............................   $    87,124     $    94,608     $    87,124
                                                            ===========     ===========     ===========

Risk weighted assets ....................................   $   706,709     $   706,709
                                                            ===========     ===========

Total average assets ....................................                                   $ 1,003,140
                                                                                            ===========

Capital as % of defined assets ..........................         12.33%          13.39%           8.69%
Regulatory "well capitalized" requirement ...............          6.00%          10.00%           5.00%
                                                            -----------     -----------     -----------
Excess over "well capitalized" requirement ..............          6.33%           3.39%           3.69%
                                                            ===========     ===========     ===========

9)    Comprehensive Earnings:

      The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                                 For the three months          For the six months
                                                                     ended June 30,               ended June 30,
                   Dollars in thousands                           2000          1999           2000           1999
                                                                -------        -------        -------        -------
Net earnings ............................................       $ 3,192          3,088          6,420          6,057

Unrealized holding gains losses arising during the period        (1,388)        (4,722)          (138)        (5,368)
Transfer from held-to-maturity ..........................             0              0            (11)           288
Tax expense .............................................           533          1,821             24          2,060
                                                                -------        -------        -------        -------
        Net after tax ...................................          (855)        (2,901)          (125)        (3,020)
Less: reclassification adjustment for amounts
   included in net income ...............................            30              1              0             20
Tax expense .............................................           (12)             0              0             (8)
                                                                -------        -------        -------        -------
        Net after tax ...................................            18              1              0             12

        Net unrealized loss on securities ...............          (873)        (2,902)          (125)        (3,032)
                                                                -------        -------        -------        -------

           Total comprehensive earnings .................       $ 2,319            186          6,295          3,025
                                                                =======        =======        =======        =======

10)   Subsequent Events

      None

11)   Segment Information

      The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, Community First, Inc., and inter-company eliminations.

                                            Six months ended and as of June 30, 2000
                                     ------------------------------------------------------
        (Dollars in thousands)       Glacier    Whitefish    Eureka     Missoula     Helena
                                     -------    ---------    ------     --------     ------
Revenues from external customers      19,094       2,389       1,271       9,266       3,999
Intersegment revenues                    630           5           1          --          50
Expenses                              16,522       1,937       1,024       7,445       3,573
Intercompany eliminations                 --          --          --          --          --
                                     -------     -------     -------     -------     -------
                 Net income            3,202         457         249       1,820         476
                                     =======     =======     =======     =======     =======
               Total Assets          486,748      56,374      30,279     201,445      85,543
                                     =======     =======     =======     =======     =======

                                                 Mountain                           Total
                                      Big Sky      West       Other             Consolidated
                                      -------    --------    -------            ------------
Revenues from external customers       2,961       4,919         156                  44,055
Intersegment revenues                     --          --       7,990                   8,676
Expenses                               2,731       4,509        (105)                 37,635
Intercompany eliminations                 --          --      (8,676)                 (8,676)
                                      ------     -------     -------               ---------
                 Net income              230         410        (425)                  6,420
                                      ======     =======     =======               =========
               Total Assets           70,926     106,888     (14,211)              1,023,992
                                      ======     =======     =======               =========

================================================================================

                                            Six months ended and as of June 30, 2000
                                     ------------------------------------------------------
        (Dollars in thousands)       Glacier    Whitefish    Eureka     Missoula     Helena
                                     -------    ---------    ------     --------     ------

Revenues from external customers      15,943       1,768       1,079       8,121       3,540
Intersegment revenues                    146          47           5          21          23
Expenses                              13,183       1,460         928       6,282       2,938
Intercompany eliminations                 --          --          --          --          --
                                     -------     -------     -------     -------     -------
                 Net income            2,885         360         167       1,839         602
                                     =======     =======     =======     =======     =======
               Total Assets          432,079      46,005      27,401     178,534      79,161
                                     =======     =======     =======     =======     =======

                                                 Mountain                           Total
                                      Big Sky      West       Other             Consolidated
                                      -------    --------    -------            ------------
Revenues from external customers       1,718       3,772         486                  36,427
Intersegment revenues                                 --       7,008                   7,250
Expenses                               1,551       3,612         402                  30,370
Intercompany eliminations                 --          --      (7,250)                 (7,250)
                                      ------     -------     -------               ---------
                 Net income              202         160        (158)                  6,057
                                      ======     =======     =======               =========
               Total Assets           54,410      78,356       1,679                 897,625
                                      ======     =======     =======               =========

                               Three months ended and as of June 30, 2000
                              --------------------------------------------
(Dollars in thousands)        Glacier  Whitefish  Eureka Missoula  Helena
----------------------        -------  ---------  ------ ------   --------
Revenues from external
customers                        9,779   1,211      645   4,662     2,126
Intersegment revenues              257      3        1       --       (4)
Expenses                         8,402     988      517   3,777     1,961
Intercompany eliminations           --      --      --      --         --
                               ------- -------  ------- -------   --------
                 Net income      1,634     226      130     884       161
                               ======= =======  ======= ========  =======
               Total Assets    486,748  56,374   30,279  201,445   85,543
                               ======= =======  ======= ========  =======

                                         Mountain                    Total
                                Big Sky    West         Other     Consolidated
                                -------  --------     -------     ------------

Revenues from external
customers                        1,525    2,616            30        22,594
Intersegment revenues               --       --         3,983         4,240
Expenses                         1,431    2,365           (39)       19,402
Intercompany eliminations           --       --        (4,240)       (4,240)
                                ------  -------     ---------    ----------
                Net income          94      251          (188)        3,192
                                ======  =======     =========    ==========
               Total Assets     70,926  106,88 8      (14,211)    1,023,992
                                ======  =======     =========    ==========

-------------------------------------------------------------------------

                                    Three months ended and as of June 30, 1999
                                ----------------------------------------------------
(Dollars in thousands)          Glacier    Whitefish    Eureka    Missoula   Helena
----------------------          -------    ---------    ------    -------    ---------
Revenues from external
customers                        8,023         893        553      4,418      1,824
Intersegment revenues              (53)          1          2          3         15
Expenses                         6,484         711        483      3,468      1,494
Intercompany eliminations           --          --         --         --         --
                              --------    --------   --------   --------   --------
                 Net income      1,465         188         83        932        322
                              ========    ========   ========   ========   ========
               Total Assets    432,079      46,005     27,401    178,534     79,161
                              ========    ========   ========   ========   ========

                                               Mountain               Total
                                   Big Sky       West      Other   Consolidated
                                  ---------    -------    ------   ------------
Revenues from external
customers                             928       1,851        150      18,640
Intersegment revenues                 (50)         --      3,646       3,564
Expenses                              783       1,766        349      15,552
Intercompany eliminations              --          --     (3,564)     (3,564)
                                 --------    --------   --------    --------
                 Net income           130          85       (117)      3,088
                                 ========    ========   ========    ========
               Total Assets        54,410      78,356      1,679     897,625
                                 ========    ========   ========    ========

12)   Non-Cash Investing and Financing Activities

      Non-cash investing and financing activities for the six months ended June 30, 2000 consist of the following (dollars in thousands):

      Transfer from  held-to-maturity to available for sale securities .....  $   751
      Transfer to other real estate owned from loan portfolio ..............  $   114
      10% Stock dividend, transferred from retained earnings
           to capital stock and additional paid in capital .................  $14,317

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1999 to June 30, 2000.

From December 31, 1999 total assets have grown $49.991 million, or 5.13 percent, to $1.024 billion. This increase was primarily the net result of an increase in loans of $58.603 million, or 8.99 percent, and a decrease in investments and cash and cash equivalents of $10.783 million, or 4.12 percent.

Loan growth has occurred in all categories with commercial loans increasing $39.495 million, or 14.14 percent, consumer loans increasing $13.220 million, or
8.55 percent, and residential real estate loans increasing $6,650 million, or
2.95 percent, which is consistent with management's plan to retain fewer real estate loans that generally have lower interest rates than other types of loans.

Loans sold to the secondary market amounted to $71.839 million and $102.259 million during the first six months of 2000 and 1999, respectively.

The amount of loans serviced for others on June 30, 2000 was approximately $206 million.

Total deposits increased $15.313 million, or 2.38 percent, with $11.791 million of the increase in non-interest bearing deposits. Advances from the FHLB and other borrowed funds increased $30.373 million, a result of loan growth that outpaced deposit growth.

All seven institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of June 30, 2000 (in thousands): Community investment program advances not counted against the available line of credit were $8,751 thousand.

                                    Available line      Amount Used    Available
                                    --------------      -----------    ---------

Glacier Bank                           $194,699           147,680        47,019
Glacier Bank of Whitefish                14,094            12,760         1,334
Glacier Bank of Eureka                    9,084             7,448         1,636
First Security Bank Missoula             40,289            30,380         9,909
Valley Bank of Helena                    17,109             5,994        11,115
Big Sky Western Bank                     21,278            16,170         5,108
Mountain West Bank                       32,066            12,050        20,016
                                       --------          --------      --------
               Totals                  $328,619           232,482        96,137
                                       --------          --------      --------

Classified Assets and Reserves

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves. Non-performing assets at June 30, 2000 were $2,430 thousand, an increase $152 thousand or 6.67 percent from December 31, 1999, while the allowance for losses increased $762 thousand or
11.35 percent during the same period. Changes in the information related to the allowance for loan loss account are shown in the following table:

                                                             June 30, 2000       December 31, 1999
                                                             -------------------------------------
Total Allowance for Loan and Real Estate Owned Losses:       $7.484 million      $6.722 million

Allowance as a percentage of Total Loans:                    1.05%               1.03%

Allowance as a percentage of Non-performing Assets:          308%                295%

Impaired Loans

As of June 30 2000, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of June 30, 2000, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Stockholders' Equity

Total stockholders' equity increased $3.065 million, or 3.60 percent, primarily the result of earnings retention.

      Results of Operations - The three months ended 6/30/00 compared to the three months ended 6/30/99.

Quarterly earnings including data system conversion expenses were $3.192 million, or fully diluted earnings per share of $.28 compared to $.27 last year, an increase of 4 percent. Return on average assets and return on average equity, including these expenses, were 1.28 percent and 14.58 percent, respectively.

Excluding the after-tax impact of data system conversion expenses of $225 thousand, the Company reported record net operating earnings of $3.417 million, or fully diluted earnings per share of $.30, for the second quarter of 2000, compared with $3.088 million, or fully diluted earnings per share of $.27, for the same quarter of 1999, an increase of 11 percent. Return on average assets and return on average equity for the quarter were 1.37 percent and 15.61 percent, respectively, which compares to returns of 1.54 percent and 14.68 percent for the same quarter of 1999.

Net Interest Income

Net interest income for the quarter was $10.159 million, an increase of $1.153 million, or 13 percent, over the same period in 1999. The Federal Reserve Bank has raised interest rates 175 basis points since June 30, 1999 which created a larger percentage increase in interest expense than in interest income. However, the growth in earning assets and the increase in non-interest bearing deposits resulted in a significant increase in net interest income. Net interest margin as a percentage of earning assets, on a tax equivalent basis, has declined from
4.6 percent in 1999 to 4.3 percent in 2000. Funding costs continue to put pressure on the net interest margin.

Non-interest Income

Fee income from loans was significantly lower in 2000 with less activity due to higher mortgage rates. Loan fees declined $419 thousand, or 33 percent, from the 1999 amount. Offsetting this decline was an increase in other fee income of $328 thousand, and other income of $228 thousand for a net increase of $137 thousand in non-interest income.

Non-interest Expense

Non-interest expense increased by $953 thousand, or 14 percent, over the second quarter of 1999. Included in this amount was $366 thousand for contract termination and other conversion expense connected with moving Valley Bank of Helena and Big Sky Western Bank data processing from outside service providers to the Company's data system. Without the one-time data conversion expenses non-interest expense increased $587 thousand, or 8 percent. Compensation and employee benefits increased $162 thousand, or 4 percent. Occupancy and equipment expense was up $241 thousand, or 24 percent. Other expenses were up $232 thousand, or 11 percent. The reasons for the increased operating expenses include the addition of the two Butte branches and $78 thousand in amortization of the premium paid for that acquisition, the start-up of the new Bozeman office by Big Sky Western Bank, and other growth related expenses.

   Operating results six months ended June 30, 2000 compared to June 30, 1999

Earnings were $6.420 million, or fully diluted earnings per share of $.56 compared to $.54 last year, an increase of 4 percent. Return on average assets and return on average equity, were 1.30 percent and 15.05 percent, respectively. The 1999 return on average assets was 1.52 percent and the return on average equity was 14.29 percent.

Net operating earnings, without the after tax data conversion expense of $225 thousand, were $6.645 million, an increase of $588 thousand, or 10 percent over the same six months in 1999, and fully diluted operating earnings per share were $.58 an increase of $.05, or 9 percent over the same period in 1999. The return on average assets and the return on average equity, without the data conversion expense, were 1.35 percent and 15.58 percent, respectively.

Net interest income

Net interest income for the six months was $20.060 million an increase of $2.629 million, or 15 percent over the same 1999 period. Growth in earning assets combined with the increased percentage of higher yielding commercial and consumer loans was the primary reason for the increase in net interest income. The net interest margin as a percentage of average earning assets on a tax equivalent basis, was 4.4 percent, a decline from 4.7 percent in 1999. Interest income increased $7,665 million, or 25.66 percent over the same period last year. Interest expense increased $5.036 million, or 40.47 percent due to the increase in borrowings, a 175 basis point increase short term interest rates on borrowings, and the increase in interest-bearing deposits.

Loan loss provision

The provision for loan losses was $992 thousand, an increase of $224 thousand or 29 percent from the six-month period in 1999, exceeding the 17 percent growth in loans. The level of non-performing loans remains at a relatively low level compared to the peer group and has declined from a year ago.

Non-interest income

Loan fee income declined by $976 thousand, or 35 percent, the result of lower volume of mortgage loan activity due to increased interest rates. Increases in service charges and other fee income of $632 thousand, or 19 percent, and other income of $327 thousand offset the decline in loan fee income.

Non-interest expense

Non-interest expense, including $366 thousand of data conversion expense, has increased $1.688 million, or 12 percent. The addition of two Butte, Montana offices, staffing increases in the Boise, Sun Valley, and Bozeman offices, and other growth related expenses are the primary reasons for the increases. Compensation, employee benefits and related expenses have increased $775 thousand, or 11 percent. Occupancy and equipment expense increased $288 thousand, or 14 percent. Other expenses, including $156 thousand in premium amortization for the Butte offices, increased $309 thousand, or 7 percent.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no material changes in the analysis from December 31, 1999 to June 30, 2000.

Interest Rate Sensitivity
                                                           +200 bp     -200 bp
                                                           -------     -------

Estimated sensitivity                                       -3.66%      2.68%
Estimated increase (decrease) in net interest income         (372)       272

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Securities Holders

      At the April 26 annual meeting of shareholders held in Kalispell, Montana, two proposals were voted on. The first proposal was for the election of Directors, and the second proposal was an amendment to the certificate of incorporation to increase the number of shares of common stock that the Company is authorized to issue from 15 million shares to 50 million shares, thereby increasing the total number of authorized shares (common and preferred) to 51 million shares. Following is a tabulation of results:

      Proposal One - Election of Directors

      Name                           For           Against        Abstain
      ----                        --------       ---------        -------
      William L. Bouchee          8,814,632            723        212,155
      Jon W. Hippler              8,812,713          2,641        212,155
      L. Peter Larson             8,814,631              0        212,878
      Everit A. Sliter            8,809,715          2,458        212,878

      Proposal Two - Amendment to the certificate of incorporation

                                     For           Against        Abstain
                                  --------       ---------        -------
                                  7,554,076      1,423,376         50,290

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      a. Exhibit 27 - Financial data schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GLACIER BANCORP, INC.


August 10, 2000                              /s/ Michael J. Blodnick
                                             President/CEO


August 10, 2000                              /s/James H. Strosahl
                                             Executive Vice President/CFO