Form 10-Q
period 2000-09-30
GLACIER BANCORP INC
filed 2000-11-07
CIK 868671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Registrant's common stock outstanding on October 31, 2000 was 11,441,234. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          Quarterly Report on Form 10-Q

                                      Index

                                                                                        Page #
                                                                                        ------
Part I. Financial Information

      Item 1 - Financial Statements

            Consolidated Condensed Statements of Financial Condition - September
            30, 2000, December 31, and September 30, 1999 (unaudited) .................    3

            Consolidated Condensed Statements of Operations -
            Three months and nine months ended September 30, 2000 and 1999  (unaudited)    4

            Consolidated Condensed Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999  (unaudited) ................    5

            Notes to Consolidated Condensed Financial Statements ......................    6

      Item 2 - Management's Discussion and Analysis
             Of Financial Condition and Results of Operations .........................   12

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk ..............   15

Part II  Other Information ............................................................   16

      Item 6 Exhibits and Reports on Form 8-K .........................................   16

      Signatures ......................................................................   17

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                         -------------           ------------          -------------
 (Unaudited - $ in thousands except per share and per share data)        September 30,           December 31,          September 30,
                                                                             2000                    1999                  1999
                                                                         -------------           ------------          -------------
Assets:
Cash on hand and in banks .....................................          $     33,700                 50,590                 33,435
Federal funds sold ............................................                    --                     64                    278
Interest bearing cash deposits ................................                 4,255                  1,711                  8,742
                                                                         ------------           ------------           ------------
     Cash and cash equivalents ................................                37,955                 52,365                 42,455
                                                                         ------------           ------------           ------------
Investments:
     Investment securities, held-to-maturity ..................                    --                    500                    500
     Investment securities, available-for-sale ................                65,419                 61,560                 61,351
     Mortgage backed securities, held-to-maturity .............                    --                    251                    264
     Mortgage backed securities, available-for-sale ...........               138,430                147,001                142,945
                                                                         ------------           ------------           ------------
          Total Investments ...................................               203,849                209,312                205,060
                                                                         ------------           ------------           ------------
Net loans receivable:
     Real estate loans ........................................               236,071                225,041                220,443
     Commercial Loans .........................................               325,974                279,341                258,704
     Installment and other loans ..............................               168,789                154,548                147,016
     Allowance for losses .....................................                (7,808)                (6,722)                (6,549)
                                                                         ------------           ------------           ------------
          Total Loans, net ....................................               723,026                652,208                619,614
                                                                         ------------           ------------           ------------
Premises and equipment, net ...................................                25,005                 24,670                 22,429
Real estate and other assets owned ............................                    97                    550                    183
Federal Home Loan Bank of Seattle stock, at cost ..............                16,146                 15,134                 14,624
Federal Reserve stock, at cost ................................                 1,639                  1,467                  1,431
Accrued interest receivable ...................................                 6,233                  5,611                  4,871
Goodwill, net .................................................                 6,628                  7,035                  2,432
Deferred taxes ................................................                 1,512                  2,895                    125
Other assets ..................................................                 3,951                  2,754                  4,916
                                                                         ------------           ------------           ------------
                                                                         $  1,026,041                974,001                918,140
                                                                         ============           ============           ============
Liabilities and stockholders' equity:
Deposits - non-interest bearing ...............................          $    152,022                126,927                134,824
Deposits - interest bearing ...................................               564,965                517,179                441,960
Advances from Federal Home Loan Bank of Seattle ...............               177,909                208,650                193,942
Securities sold under agreements to repurchase ................                20,699                 19,766                 43,771
Other borrowed funds ..........................................                 7,985                  6,848                  7,769
Accrued interest payable ......................................                 3,387                  2,717                  2,992
Current income taxes ..........................................                   941                    108                    178
Other liabilities .............................................                 5,970                  6,442                  7,137
Minority Interest .............................................                   325                    308                    307
                                                                         ------------           ------------           ------------
     Total liabilities ........................................               934,203                888,945                832,880
                                                                         ------------           ------------           ------------

Common stock, $ 01 par value per share ........................                   114                    104                    104
Paid-in capital ...............................................               101,756                 87,386                 87,052
Retained earnings (deficit) - substantially restricted ........                (6,057)                 2,997                  1,884
Accumulated other comprehensive (loss) ........................                (3,975)                (5,431)                (3,780)
                                                                         ------------           ------------           ------------
     Total stockholders' equity ...............................                91,838                 85,056                 85,260
                                                                         ------------           ------------           ------------
                                                                         $  1,026,041                974,001                918,140
                                                                         ============           ============           ============
Number of shares outstanding ..................................            11,441,234             10,394,701             10,385,246

See accompanying notes to consolidated condensed financial statements

                              GLACIER BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         --------------------------------       --------------------------------
(unaudited - $ in thousands except per share data)          Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                         --------------------------------       --------------------------------
                                                             2000                1999               2000                1999
                                                         ------------        ------------       ------------        ------------
Interest income:
      Real estate loans ...........................      $      4,891               4,395             14,136              13,351
      Commercial loans ............................             7,638               5,583             20,943              15,594
      Consumer and other loans ....................             4,002               3,200             11,259               8,963
      Investment securities .......................             3,869               3,671             11,601               8,815
                                                         ------------        ------------       ------------        ------------
            Total interest income .................            20,400              16,849             57,939              46,723
                                                         ------------        ------------       ------------        ------------

Interest expense:
      Deposits ....................................             6,025               3,953             16,246              11,695
      Advances ....................................             3,540               2,678             10,237               6,788
      Repurchase agreements .......................               272                 599                643               1,006
      Other borrowed funds ........................                44                  30                234                 214
                                                         ------------        ------------       ------------        ------------
            Total interest expense ................             9,881               7,260             27,360              19,703
                                                         ------------        ------------       ------------        ------------

Net interest income ...............................            10,519               9,589             30,579              27,020
      Provision for loan losses ...................               491                 478              1,483               1,246
                                                         ------------        ------------       ------------        ------------
Net Interest Income after provision for loan losses            10,028               9,111             29,096              25,774
                                                         ------------        ------------       ------------        ------------

Non-interest income:
      Service charges and other fees ..............             1,997               1,724              5,911               5,006
      Miscellaneous loan fees and charges .........               508                 364              1,344               1,244
      Gain on sale of loans .......................               545                 708              1,512               2,607
      Gains on sale of investments ................                (5)                  1                 (5)                 21
      Other income ................................               536                 402              1,335                 874
                                                         ------------        ------------       ------------        ------------
           Total fees and other income ............             3,581               3,199             10,097               9,752
                                                         ------------        ------------       ------------        ------------
Non-interest expense:
      Compensation, employee benefits
             and related expenses .................             3,992               3,627             12,078              10,663
      Occupancy expense ...........................             1,221                 997              3,568               3,056
      Data processing expense .....................               264                 388              1,143                 957
      Other expenses ..............................             1,980               2,186              6,261               6,433
      Minority interest ...........................                16                  13                 45                  36
                                                         ------------        ------------       ------------        ------------
           Total non-interest expense .............             7,473               7,211             23,095              21,145
                                                         ------------        ------------       ------------        ------------
Earnings before income taxes ......................             6,137               5,099             16,098              14,381

Federal and state income tax expense ..............             2,283               1,833              5,825               5,058
                                                         ------------        ------------       ------------        ------------
Net earnings ......................................      $      3,853               3,266             10,273               9,323
                                                         ============        ============       ============        ============
Basic earnings per share (1) ......................              0.34                0.29               0.90                0.82
Diluted earnings per share (1) ....................              0.33                0.28               0.89                0.81
Dividends declared per share (1) ..................              0.15                0.14               0.44                0.40
Return on average assets (annualized) .............              1.50%               1.66%              1.37%               1.60%
Return on average equity (annualized) .............             17.30%              15.14%             15.82%              14.46%
Average outstanding shares - basic (1) ............        11,441,234          11,418,202         11,439,462          11,340,937
Average outstanding shares - diluted (1) ..........        11,536,174          11,607,113         11,547,895          11,554,851

(1) Adjusted for stock dividends

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             ---------------------------
                (Unaudited -dollars in thousands)                             Nine months ended Sept 30,
                                                                             ---------------------------
                                                                                2000             1999
                                                                             ----------       ----------
OPERATING ACTIVITIES :
     Net earnings ......................................................      $  10,273           9,323
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Mortgage loans held for sale originated or acquired .............        (69,791)       (117,322)
       Proceeds from sales of mortgage loans held for sale .............         69,590         136,210
       Proceeds from sales of commercial loans .........................          8,270           7,538
       Provision for loan losses .......................................          1,483           1,246
       Depreciation of premises and equipment ..........................          1,056           1,356
       Amortization of goodwill ........................................            407             169
       Amortization of investment securities premiums and discounts, net            116             498
       Net loss (gain) on investment sales .............................              5             (21)
       Net decrease in deferred income taxes ...........................            387             231
       Net (increase) in accrued interest receivable ...................           (622)           (606)
       Net increase in accrued interest payable ........................            670             714
       Net increase in current income taxes ............................            833             451
       Net (increase) in other assets ..................................         (1,197)           (874)
       Net (decrease) in other liabilities and minority interest .......           (455)            (95)
       FHLB stock dividends ............................................           (745)           (784)
                                                                              ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ....................         30,280          38,033
                                                                              ---------       ---------

INVESTING ACTIVITIES:
     Proceeds from sales, maturities and prepayments of
         securities available-for-sale .................................         31,007          23,352
     Purchases of securities available-for-sale ........................        (23,213)       (120,965)
     Proceeds from maturities and prepayments of
         securities held-to-maturity ...................................             --             828
     Principal collected on installment and commercial loans ...........        181,586         157,799
     Installment and commercial loans originated or acquired ...........       (261,127)       (235,303)
     Principal collections on mortgage loans ...........................         98,727          75,018
     Mortgage loans originated or acquired .............................       (109,556)        (73,279)
     Net proceeds from sales (acquisition) of real estate owned ........            453             (36)
     Net purchase of FHLB and FRB stock ................................           (439)         (1,103)
     Net addition of premises and equipment ............................         (1,391)         (3,210)
                                                                              ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES ........................        (83,953)       (176,900)
                                                                              ---------       ---------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposits ...............................         72,881          31,874
     Net increase (decrease) in FHLB advances and other borrowed funds .        (29,604)         74,184
     Net increase in securities sold under repurchase agreements .......            933          26,532
     Cash dividends paid to stockholders ...............................         (5,010)         (4,510)
     Proceeds from exercise of stock options and other stock issued ....             63           1,370
                                                                              ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .....................         39,263         129,450
                                                                              ---------       ---------
         NET DECREASE IN CASH AND CASH EQUIVALENTS .....................        (14,410)         (9,417)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................         52,365          51,872
                                                                              ---------       ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................      $  37,955          42,455
                                                                              =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 12)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the period for: Interest .........................      $  26,690          19,036
                                      Income taxes .....................          4,992           5,333

      See accompanying notes to consolidated condensed financial statements

Notes to Consolidated Condensed Financial Statements

1)    Basis of Presentation:

      In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2000, December 31, 1999, and September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

      The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2)    Organizational Structure:

      The Company is the parent company for eight subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), and Community First, Inc. ("CFI"), all located in Montana, and Mountain West Bank (Mountain West) which is located in Idaho. CFI provides full service brokerage services through Raymond James Financial Services, Inc. Big Sky Western Bank became a subsidiary of the Company on January 20, 1999 and Mountain West became a subsidiary on February 4, 2000. The pooling of interests accounting method was used for both acquisitions. Under this method, financial information for each of the periods presented includes the combined companies as though the mergers had occurred prior to the earliest date presented. At September 30, 2000, the Company owned 100% of Glacier, Missoula, Helena, Big Sky, Mountain West and CFI; 94% of Whitefish, and 98% of Eureka.

      The following abbreviated organizational chart illustrates the various relationships:

                                    ------------------------
                                      Glacier Bancorp, Inc.
                                    (Parent Holding Company)
                                    ------------------------
                                                |
                                                |
                                                |
------------------------------------------------------------------------------------------------------
   Glacier Bank          First Security Bank    |        Glacier Bank               Glacier Bank
 (Commercial bank)           of Missoula        |        of Whitefish                of Eureka
                          (Commercial bank)     |      (Commercial bank)          (Commercial bank)
------------------       --------------------   |   -----------------------      ---------------------
                                                |
------------------------------------------------------------------------------------------------------
      Big Sky                Valley Bank               Mountain West Bank        Community First, Inc.
    Western Bank              of Helena             of Coeur d'Alene, Idaho      (Brokerage services)
 (Commercial bank)        (Commercial bank)            (Commercial bank)
------------------       --------------------       -----------------------      ---------------------

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

                                                       Three months ended   Nine months ended
                                                         Sept. 30, 1999       Sept. 30, 1999
                                                       ------------------   -----------------
              Net earnings of:
              Glacier Bancorp, Inc ...................         $3,163             9,060
              Mountain West Bank .....................            103               263
                                                               ------            ------
              Combined ...............................         $3,266             9,323
                                                               ======            ======

3)    Stock Dividend:

      On April, 26, 2000, a 10% stock dividend was approved by the Board of Directors. As a result all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock dividend. The current deficit in retained earnings is a result of the stock dividend. Any fractional shares were paid in cash.

4)    Ratios:

      Returns on average assets and average equity were calculated based on daily averages.

5)    Cash Dividend Declared:

      On September 27, 2000, the Board of Directors declared of $.15 per share quarterly cash dividend to stockholders of record on October 10, 2000, payable on October 19, 2000.

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

                                                               Three           Three           Nine              Nine
                                                            months ended    months ended   months ended      months ended
       (Dollars in thousands except per share amounts)     Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 2000   Sept. 30, 1999
                                                           --------------  --------------  --------------   --------------
        Net income available to common
        stockholders, basic and diluted                      $     3,853           3,266          10,273           9,323
                                                             ===========     ===========     ===========     ===========

        Average outstanding shares - basic                    11,441,234      11,418,202      11,439,462      11,340,937
        Add: dilutive stock options                               94,940         188,911         108,433         213,914
                                                             -----------     -----------     -----------     -----------
        Average outstanding shares - diluted                  11,536,174      11,607,113      11,547,895      11,554,851
                                                             ===========     ===========     ===========     ===========

        Basic earnings per share                             $       .34             .29             .90             .82
                                                             ===========     ===========     ===========     ===========
        Diluted earnings per share                           $       .33             .28             .89             .81
                                                             ===========     ===========     ===========     ===========

7)    Investments:

      A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

       INVESTMENT SECURITIES AS OF SEPT 30, 2000

                      Dollars in thousands
                       Available for Sale                                                                             Estimated
                                                                  Weighted    Amortized       Gross Unrealized          Fair
                U.S. Government and Federal Agencies               Yield         Cost       Gains         Losses        Value
                                                                  --------    ---------     -----      ----------     ---------
                  maturing within one year ....................    5.21%          700            0            (7)          693
                  maturing one year through five years ........    6.30%        4,975           --          (106)        4,869
                  maturing five years though ten years ........    6.66%        3,049           --           (65)        2,984
                  maturing after ten years ....................    8.11%        1,098            1           (11)        1,088
                                                                   ----       -------      -------       -------       -------
                                                                   6.54%        9,822            1          (189)        9,634
                                                                   ----       -------      -------       -------       -------
                State and Local Governments and other issues:
                  maturing within one year ....................    5.61%          500            0           (34)          466
                  maturing one year through five years ........    5.91%        1,822           30            (3)        1,849
                  maturing five years through ten years .......    7.61%        4,020           23           (57)        3,986
                  maturing after ten years ....................    5.56%       50,499          485        (1,500)       49,484
                                                                   ----       -------      -------       -------       -------
                                                                   5.72%       56,841          538        (1,594)       55,785
                                                                   ----       -------      -------       -------       -------

                Mortgage-Backed Securities ....................    6.84%       40,682           57          (854)       39,885

                Real Estate Mortgage Investment Conduits ......    7.12%      103,005          117        (4,577)       98,545
                                                                   ----       -------      -------       -------       -------

                       Total Available-for-Sale Securities ....    6.66%      210,350          713        (7,214)      203,849
                                                                   ====       =======      =======       =======       =======

                  INVESTMENT SECURITIES AS OF DECEMBER 31, 1999

                                                                                                                      Estimated
                 Dollars in thousands                            Weighted   Amortized         Gross Unrealized          Fair
                    Held-to-Maturity                               Yield       Cost         Gains        Losses         Value
                                                                 --------   ---------      -------       -------      ---------
         U.S. Government and Federal Agencies
           maturing one year through five years ...............    6.26%     $    500           --            (5)          495
         Mortgage-Backed Securities ...........................    6.50%          251           --            (6)          245
                                                                   ----      --------          ---        ------       -------
                Total Held-to-Maturity Securities .............    6.42%          751           --           (11)          740
                                                                   ====      ========          ===        ======       =======

                   Available for Sale

        U.S. Government and Federal Agencies
          maturing within one year ............................    5.98%        1,998            3            (4)        1,997
          maturing one year through five years ................    6.37%        4,480           15          (105)        4,391
          maturing five years though ten years ................    6.76%        4,546           --          (221)        4,325
          maturing after ten years ............................    5.20%        1,322            2           (13)        1,310
                                                                   ----      --------          ---        ------       -------
                                                                   6.33%       12,346           20          (343)       12,023
                                                                   ----      --------          ---        ------       -------
        State and Local Governments and other issues:
          maturing within one year ............................    6.50%          397            1           (49)          349
          maturing one year through five years ................    4.92%        1,302           14            (5)        1,311
          maturing five years through ten years ...............    6.88%        4,120           25           (20)        4,125
          maturing after ten years ............................    5.21%       46,698           39        (2,985)       43,752
                                                                   ----      --------          ---        ------       -------
                                                                   5.34%       52,517           79        (3,059)       49,537
                                                                   ----      --------          ---        ------       -------

        Mortgage-Backed Securities ............................    6.96%       44,277          164        (1,310)       43,131

        Real Estate Mortgage Investment Conduits ..............    6.94%      108,374          126        (4,630)      103,870
                                                                   ----      --------          ---        ------       -------
        Total Available for Sale Securities ...................    6.52%     $217,514          389        (9,342)      208,561
                                                                   ====      ========          ===        ======       =======

8)    Stockholders' Equity:

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of Sept. 30, 2000

                                                        Tier 1 (Core)     Tier 2 (Total)       Leverage
                  (dollars in thousands)                  Capital            Capital            Capital
                                                        -----------        -----------        -----------
        GAAP Capital .............................      $    91,838             91,838             91,838
        Less:  Goodwill ..........................           (6,628)            (6,628)            (6,628)
        Plus: Accumulated other comprehensive
             loss on AFS securities ..............            3,975              3,975              3,975
        Minority Interest ........................              325                325                325
        Allowance for loan losses ................               --              7,808                 --
        Other regulatory adjustments .............             (169)              (169)              (169)
                                                        -----------        -----------        -----------
        Regulatory capital computed ..............      $    89,341             97,149             89,341
                                                        ===========        ===========        ===========

        Risk weighted assets .....................      $   737,468            737,468
                                                        ===========        ===========
        Total average assets .....................                                              1,037,097
                                                                                              ===========

        Capital as % of defined assets ...........            12.11%             13.17%              8.61%
        Regulatory "well capitalized" requirement              6.00%             10.00%              5.00%
                                                        -----------        -----------        -----------
        Excess over "well capitalized" requirement             6.11%              3.17%              3.93%
                                                        ===========        ===========        ===========

9)    Comprehensive Earnings:

      The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                                          For the three months         For the nine months
                                                                              ended Sept 30,             ended Sept 30,
                            Dollars in thousands                           2000           1999         2000           1999
                                                                         -------         -----        ------         -----
        Net earnings ..............................................      $ 3,853         3,266        10,273         9,323

        Unrealized holding gains (losses) arising during the period        2,598        (2,888)        2,460        (8,256)
        Transfer from held-to-maturity ............................           --            --           (11)          288
        Tax expense ...............................................       (1,020)          916          (996)        2,977
                                                                         -------         -----        ------         -----
                    Net after tax .................................        1,578        (1,972)        1,453        (4,991)
        Less: reclassification adjustment for amounts
           included in net income .................................           (5)            1            (5)           21
        Tax expense ...............................................            2            --             2            (7)
                                                                         -------         -----        ------         -----
                    Net after tax .................................           (3)            1            (3)           14

                    Net unrealized  gain (loss) on securities .....        1,581        (1,973)        1,456        (5,005)
                                                                         -------         -----        ------         -----

                        Total comprehensive earnings ..............      $ 5,434         1,293        11,729         4,318
                                                                         =======         =====        ======         =====

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

                                                      Nine months ended and as of Sept. 30, 2000
                                              -----------------------------------------------------------
            (Dollars in thousands)            Glacier     Whitefish     Eureka      Missoula       Helena
                                              -------     ---------     ------      --------       ------
        Revenues from external customers       29,340        3,665        1,985       14,190        6,230
        Intersegment revenues                     866            6            2           --           75
        Expenses                               25,244        2,980        1,605       11,326        5,458
        Intercompany eliminations                  --           --           --           --           --
                                              -------      -------      -------      -------      -------
                      Net income                4,962          691          382        2,864          847
                                              =======      =======      =======      =======      =======
                    Total Assets              459,096       55,206       30,907      202,782       86,678
                                              =======      =======      =======      =======      =======

                                                          Mountain                                Total
                                               Big Sky      West         Other                 Consolidated
                                               -------   ---------       -----                 ------------
        Revenues from external customers        4,648        7,634          344                    68,036
        Intersegment revenues                      --           --       12,513                    13,462
        Expenses                                4,259        6,943          (52)                   57,763
        Intercompany eliminations                  --           --      (13,462)                  (13,462)
                                               ------      -------       ------                 ---------
                      Net income                  389          691         (553)                   10,273
                                               ======      =======       ======                 =========
                    Total Assets               72,806      116,477        2,089                 1,026,041
                                               ======      =======       ======                 =========

================================================================================

                                                      Nine months ended and as of Sept. 30, 1999
                                              -----------------------------------------------------------
            (Dollars in thousands)            Glacier     Whitefish     Eureka      Missoula       Helena
                                              -------     ---------     ------      --------       ------
        Revenues from external customers       24,732        2,816        1,687       12,371        5,395
        Intersegment revenues                     461           50            2           51           75
        Expenses                               20,638        2,297        1,410        9,578        4,560
        Intercompany eliminations                  --           --           --           --           --
                                              -------      -------      -------      -------      -------
                      Net income                4,555          569          279        2,844          910
                                              =======      =======      =======      =======      =======
                    Total Assets              433,910       48,518       27,487      183,410       78,836
                                              =======      =======      =======      =======      =======

                                                          Mountain                                Total
                                               Big Sky      West         Other                 Consolidated
                                               -------   ---------       -----                 ------------
        Revenues from external customers        3,400        5,675          399                    56,475
        Intersegment revenues                      33           --        9,667                    10,339
        Expenses                                3,111        5,412          146                    47,152
        Intercompany eliminations                  --           --      (10,339)                  (10,339)
                                               ------       ------       ------                   -------
                      Net income                  322          263         (419)                    9,323
                                               ======       ======       ======                   =======
                    Total Assets               58,356       82,884        4,739                   918,140
                                               ======       ======       ======                   =======

                                                      Three months ended and as of Sept. 30, 2000
                                              -----------------------------------------------------------
            (Dollars in thousands)            Glacier     Whitefish     Eureka      Missoula       Helena
                                              -------     ---------     ------      --------       ------
        Revenues from external customers       10,246        1,276          714        4,924        2,231
        Intersegment revenues                     236            1            1           --           25
        Expenses                                8,722        1,043          581        3,881        1,885
        Intercompany eliminations                  --           --           --           --           --
                                              -------      -------      -------      -------      -------
                      Net income                1,760          234          133        1,044          371
                                              =======      =======      =======      =======      =======
                    Total Assets              459,096       55,206       30,907      202,782       86,678
                                              =======      =======      =======      =======      =======

                                                          Mountain                                Total
                                               Big Sky      West         Other                 Consolidated
                                               -------   ---------       -----                 ------------
        Revenues from external customers        1,687        2,715          188                    23,981
        Intersegment revenues                      --           --        4,523                     4,786
        Expenses                                1,528        2,434           53                    20,128
        Intercompany eliminations                  --           --       (4,786)                   (4,786)
                                               ------      -------        -----                 ---------
                     Net income                   159          281         (128)                    3,853
                                               ======      =======        =====                 =========
                   Total Assets                72,806      116,477        2,089                 1,026,041
                                               ======      =======        =====                 =========

================================================================================

                                                      Three months ended and as of Sept. 30, 1999
                                              -----------------------------------------------------------
            (Dollars in thousands)            Glacier     Whitefish     Eureka      Missoula       Helena
                                              -------     ---------     ------      --------       ------
        Revenues from external customers        8,789        1,048          608        4,250        1,855
        Intersegment revenues                     315            3           (3)          30           52
        Expenses                                7,455                   837 482        3,296        1,622
        Intercompany eliminations                  --           --           --           --           --
                                              -------      -------      -------      -------      -------
                     Net income                 1,670          209          112        1,005          308
                                              =======      =======      =======      =======      =======
                   Total Assets               433,910       48,518       27,487      183,410       78,836
                                              =======      =======      =======      =======      =======

                                                          Mountain                                Total
                                               Big Sky      West         Other                 Consolidated
                                               -------   ---------       -----                 ------------
        Revenues from external customers        1,682        1,903          (87)                   20,048
        Intersegment revenues                      33           --        2,659                     3,089
        Expenses                                1,560        1,800         (256)                   16,782
        Intercompany eliminations                  --           --       (3,089)                   (3,089)
                                               ------       ------        -----                   -------
                      Net income                  120          103         (261)                    3,266
                                               ======       ======        =====                   =======
                   Total Assets                58,356       82,884        4,739                   918,140
                                               ======       ======        =====                   =======

12)   Non-Cash Investing and Financing Activities

      Non-cash investing and financing activities consist of the following (dollars in thousands):

                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                               2000               1999
                                                                           -----------        ------------
        Transfer from held-to-maturity to available-for-sale securities    $       751            8,272
        10% stock dividend, transferred from retained earnings to
            capital stock and additional paid in capital                   $    14,317           19,886

13)   Pending Acquisitions

      On September 14, 2000, the Company entered into agreements to purchase seven Wells Fargo & Company and First Security Corporation branches located in Boise, Nampa, Hailey, and Ketchum, Idaho and Brigham City and Park City, Utah to be operated by its wholly owned subsidiary, Mountain West Bank of Coeur d'Alene, Idaho. The purchase includes approximately $185 million in deposits, $50 million in loans, and real estate and equipment of the branches. The acquisition is expected to be completed by March 31, 2000, pending regulatory approvals.

      On September 20, 2000, the Company announced that it had entered into a definitive agreement for the acquisition of Missoula, Montana based WesterFed Financial Corporation with June 30, 2000 assets of $946 million, loans of $619 million, and deposits of $607 million. WesterFed is the holding company for Western Security Bank, Montana's largest savings bank with twenty-seven offices in fourteen Montana communities. Shareholders of WesterFed will be allowed to elect to receive shares of Glacier common stock or cash, within certain limitations. The acquisition is expected to be completed in the first quarter of 2001, pending regulatory approval and approval by both company's shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1999 to September 30, 2000.

From December 31, 1999, total assets have grown $52.040 million, or 5.3 percent, to $1.026 billion. This increase was primarily the net result of an increase in loans of $70.818 million, or 10.9 percent, a decrease in investments of $5.463 million, or 2.6 percent, and cash and cash equivalents of $14.410 million, or
27.5 percent.

Loan growth has occurred in all categories with commercial loans increasing $46.633 million, or 16.7 percent, consumer loans increasing $14.241 million, or
9.2 percent, and residential real estate loans increasing $11,030 million, or
4.9 percent, which is consistent with management's plan to retain fewer real estate loans that generally have lower interest rates than other types of loans.

Loans sold to the secondary market amounted to $87.860 million and $143.748 million during the first nine months of 2000 and 1999, respectively.

The amount of loans serviced for others on September 30, 2000 was approximately $207 million.

Total deposits increased $72.881 million, or 11.3 percent. $25.095 million of the increase was in non-interest bearing deposits, an increase of 19.8 percent.. Interest bearing deposits increased $47.786 million, or 9.2 percent. Included in interest bearing deposits are brokered certificates of deposit of approximately $16 million. Increased deposits reduced the demand for FHLB advances, which decreased $30.741 million, or 14.7 percent.

All seven institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of September 30, 2000 (in thousands): Community investment program advances not counted against the available line of credit were $1.974 million.

                                       Available line  Amount Used    Available
                                       --------------  -----------    ---------
        Glacier Bank                      $183,638       103,618        80,020
        Glacier Bank of Whitefish           13,802         5,415         8,387
        Glacier Bank of Eureka               9,272         6,587         2,685
        First Security Bank Missoula        40,556        29,165        11,391
        Valley Bank of Helena               17,336         1,650        15,686
        Big Sky Western Bank                21,871        12,500         9,371
        Mountain West Bank                  34,943        17,000        17,943
                                          --------      --------      --------
                       Totals             $321,418       175,935       145,483
                                          ========      ========      ========

Classified Assets and Reserves

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves. Non-performing assets at September 30, 2000 were $1.870 million, a decrease of $408 thousand or 17.9 percent from December 31, 1999, while the allowance for losses increased $1.086 million or 16.2 percent during the same period. Changes in the information related to the allowance for loan loss account are shown in the following table:

                                                                September 30, 2000   December 31, 1999
Total Allowance for Loan and Real Estate Owned Losses:            $7.808 million      $6.722 million

Allowance as a percentage of Total Loans:                         1.07%               1.02%

Allowance as a percentage of Non-performing Assets:               418%                295%

Impaired Loans

As of September 30, 2000, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of September 30, 2000, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively.

Stockholders' Equity

Total stockholders' equity increased $6.782 million, or 8.0 percent, primarily the result of earnings retention.

 Results of Operations - The three months ended September 30, 2000 compared to the three months ended September 30, 1999.

The Company reported quarterly earnings of $3.853 million, or fully diluted earnings per share of $.33 compared to $3.266 million, and diluted earnings of $.28 last year, an increase of 17.9 percent. Return on average assets and return on average equity, were 1.50 percent and 17.30 compared to 1.66 percent and
15.14 percent for the same quarter last year.

Net Interest Income

Net interest income for the quarter was $10.519 million, an increase of $930 thousand, or 9.7 percent, over the same period in 1999. The Federal Reserve Board has raised interest rates 175 basis points since June 30, 1999, which created a larger percentage increase in interest expense than in interest income. However, the growth in earning assets and the increase in non-interest bearing deposits resulted in a significant increase in net interest income. Net interest margin as a percentage of earning assets, on a tax equivalent basis, has declined from 4.67 percent in 1999 to 4.46 percent in 2000. Funding costs continue to put pressure on the net interest margin.

Non-interest Income

Fee income from loans was lower in 2000 with less activity due to higher mortgage rates. Loan fees declined $19 thousand, or 1.8 percent, from the 1999 amount. Offsetting this decline was an increase in service charge and other fee income of $273 thousand, and other income of $128 thousand for a net increase of $382 thousand, or 11.9 percent, in non-interest income.

Non-interest Expense

Non-interest expense increased by $262 thousand, or 3.6 percent, over the third quarter of 1999. Compensation and employee benefits increased $365 thousand, or
10.1 percent. The addition of the two Butte, Montana offices, staffing additions at Boise, Sun Valley, Bozeman and the data center were the primary reasons for the compensation increase. Occupancy and equipment expense was up $224 thousand, or 22.5 percent, for the same reasons as the increased compensation. All other expenses were down $327 thousand, or 4.4 percent, the result of general cost savings and the conversion of the Helena and Big Sky banks to the Company's data processing system.

 Operating results for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

Earnings were $10.273 million, or fully diluted earnings per share of $.89 compared to $.81 last year, an increase of 9.9 percent. Return on average assets and return on average equity, were 1.37 percent and 15.82. percent, respectively. The 1999 return on average assets was 1.60 percent and the return on average equity was 14.46 percent.

Net interest income

Net interest income for the nine months was $30.579 million, an increase of $3.559 million, or 13.2 percent over the same 1999 period. Growth in earning assets combined with the increased percentage of higher yielding commercial and consumer loans was the primary reason for the increase in net interest income. The net interest margin as a percentage of average earning assets on a tax equivalent basis, was 4.46 percent, a decline from 4.67 percent in 1999. Interest income increased $11.216 million, or 24.0 percent over the same period last year. Interest expense increased $7.657 million, or 38.9 percent due to the 175 basis point increase in short term interest rates since June 1999, and the increase in the amount of interest-bearing deposits.

Loan loss provision

The provision for loan losses was $1.483 million, an increase of $237 thousand or 19.0 percent from the nine-month period in 1999, exceeding the 11 percent growth in loans. The level of non-performing loans remains at a relatively low level compared to the Company's peer group and has declined from a year ago.

Non-interest income

Loan fee income declined by $995 thousand, or 25.8 percent, the result of lower volume of mortgage loan activity due to increased interest rates. Increases in service charges and other fee income of $905 thousand, or

18.1 percent, and other income of $461 thousand offset the decline in loan fee income and resulted in an increase in total non-interest income of $345 thousand, or 3.5 percent.

Non-interest expense

Total non-interest expense increased 9.2 percent, or $1.950 million, and was primarily the result of increased compensation expense of $1.415 million and increased occupancy and equipment expense of $512 thousand. The compensation increases are primarily the result of the addition of two offices in Butte, Montana, staffing increases in Boise, Sun Valley, and Bozeman offices, and the Company's data center. Occupancy and equipment expense increases resulted from those same locations.

Forward-Looking Statements

When used in this report, the words or phrases `will likely result in', `are expected to', `will continue', `is anticipated', `estimate', or `project' or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected including general economic conditions, business conditions in the banking industry, the regulatory environment, new legislation, vendor quality and efficiency, employee retention factors, rapidly changing technology and evolving banking industry standards, competitive factors including increased competition among financial institutions and fluctuating interest rate environments. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Readers should also carefully review the risk factors described in the Company's most recent quarterly report on Form 10-Q for the period ending September 30, 2000, its Annual Report on Form 10-K for the period ending December 31, 1999 and other documents the company files from time to time with the Securities Exchange Commission.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the

Company's NII sensitivity analysis as of June 30, 2000, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no material changes in the analysis from June 30, 2000 to September 30, 2000.

      Interest Rate Sensitivity
                                                               +200 bp   -200 bp
                                                               -------   -------
      Estimated sensitivity                                     -3.66%     2.68%
      Estimated increase (decrease) in net interest income     (1,916)    1,521

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

            3.1   Amendment to Certificate of Incorporation dated May 3, 2000.

            3.2.  Amended and Restated Certificate of Incorporation

            27    - Financial data schedule

      (b) Current Report on Form 8-K

      On September 27, 2000, a Form 8-K was filed disclosing that Glacier Bancorp, Inc. had entered into a definitive agreement with WesterFed Financial Corporation. Under the terms of the Merger Agreement, WesterFed Financial corporation will become a separate, wholly-owned subsidiary of Glacier. The transaction is subject to regulatory and shareholder approval and is expected to close in early 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GLACIER BANCORP, INC.


November 1, 2000                                By: /s/ Michael J. Blodnick
                                                    ----------------------------
                                                Michael J. Blodnick
                                                President/CEO


November 1, 2000                                By: /s/ James H. Strosahl
                                                    ----------------------------
                                                James H. Strosahl
                                                Executive Vice President/CFO