Form 10-Q/A
period 2000-09-30
GLACIER BANCORP INC
filed 2000-11-14
CIK 868671

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

Item 1.

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

                              GLACIER BANCORP, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             ---------------------------
                (Unaudited -dollars in thousands)                             Nine months ended Sept 30,
                                                                             ---------------------------
                                                                                2000             1999
                                                                             ----------       ----------
OPERATING ACTIVITIES :
     Net earnings ......................................................      $  10,273           9,323
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Mortgage loans held for sale originated or acquired .............        (69,791)       (117,322)
       Proceeds from sales of mortgage loans held for sale .............         69,590         136,210
       Proceeds from sales of commercial loans .........................         18,270           7,538
       Provision for loan losses .......................................          1,483           1,246
       Depreciation of premises and equipment ..........................          1,056           1,356
       Amortization of goodwill ........................................            407             169
       Amortization of investment securities premiums and discounts, net            116             498
       Net loss (gain) on investment sales .............................              5             (21)
       Net decrease in deferred income taxes ...........................            387             231
       Net (increase) in accrued interest receivable ...................           (622)           (606)
       Net increase in accrued interest payable ........................            670             714
       Net increase in current income taxes ............................            833             451
       Net (increase) in other assets ..................................         (1,197)           (874)
       Net (decrease) in other liabilities and minority interest .......           (455)            (95)
       FHLB stock dividends ............................................           (745)           (784)
                                                                              ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ....................         30,280          38,033
                                                                              ---------       ---------

INVESTING ACTIVITIES:
     Proceeds from sales, maturities and prepayments of
         securities available-for-sale .................................         31,007          23,352
     Purchases of securities available-for-sale ........................        (23,213)       (120,965)
     Proceeds from maturities and prepayments of
         securities held-to-maturity ...................................             --             828
     Principal collected on installment and commercial loans ...........        181,586         157,799
     Installment and commercial loans originated or acquired ...........       (261,127)       (235,303)
     Principal collections on mortgage loans ...........................         98,727          75,018
     Mortgage loans originated or acquired .............................       (109,556)        (73,279)
     Net proceeds from sales (acquisition) of real estate owned ........            453             (36)
     Net purchase of FHLB and FRB stock ................................           (439)         (1,103)
     Net addition of premises and equipment ............................         (1,391)         (3,210)
                                                                              ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES ........................        (83,953)       (176,900)
                                                                              ---------       ---------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposits ...............................         72,881          31,874
     Net increase (decrease) in FHLB advances and other borrowed funds .        (29,604)         74,184
     Net increase in securities sold under repurchase agreements .......            933          26,532
     Cash dividends paid to stockholders ...............................         (5,010)         (4,510)
     Proceeds from exercise of stock options and other stock issued ....             63           1,370
                                                                              ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .....................         39,263         129,450
                                                                              ---------       ---------
         NET DECREASE IN CASH AND CASH EQUIVALENTS .....................        (14,410)         (9,417)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................         52,365          51,872
                                                                              ---------       ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................      $  37,955          42,455
                                                                              =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 12)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the period for: Interest .........................      $  26,690          19,036
                                      Income taxes .....................          4,992           5,333

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

                                                GLACIER BANCORP, INC.


November 14, 2000                               By: /s/ Michael J. Blodnick
                                                    ----------------------------
                                                Michael J. Blodnick
                                                President/CEO


November 14, 2000                               By: /s/ James H. Strosahl
                                                    ----------------------------
                                                James H. Strosahl
                                                Executive Vice President/CFO