Form 10-K
period 2000-12-31
GLACIER BANCORP INC
filed 2001-03-30
CIK 868671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20522

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000 or

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, there were issued and outstanding 16,061,104 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 16, 2001, was $225,819,122.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2001 Annual Meeting Proxy Statement dated March 27, 2001 are incorporated by reference into Part III of this form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2000
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I.

Item 1.        Business                                                                         3
Item 2.        Properties                                                                      18
Item 3.        Legal Proceedings                                                               20
Item 4.        Submission of Matter to a Vote of Security Holders                              20


PART II.

Item 5.        Market for the Registrant's Common equity and Related Stockholder Matters       20
Item 6.        Selected Financial Data                                                         20
Item 7.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      21
Item 7a.       Quantitative and Qualitative Disclosure about Market Risk                       28
Item 8.        Financial Statements and Supplementary Data                                     29


PART III.

Item 9.        Changes in and Disagreements with Accountants in Accounting and
                    Financial Disclosures                                                      60
Item 10.       Directors and Executive Officers of the Registrant                              60
Item 11.       Executive Compensation                                                          60
Item 12.       Security Ownership of Certain Beneficial Owners and Management                  60
Item 13.       Certain relationships and Related Transactions                                  60


PART IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                 60

PART I.

ITEM 1. BUSINESS

                                     GENERAL

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), a Delaware corporation incorporated in 1998, is the successor corporation in a merger with the original Glacier Bancorp, Inc., a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The formation of the new corporation, and subsequent merger, was effected to resolve technical deficiencies in the May 9, 1997 stock split. On February 1, 1998, Glacier Bank FSB was converted from a savings bank to a State of Montana chartered commercial bank known as Glacier Bank ("Glacier").

SUBSIDIARIES

In addition to Glacier, at December 31, 2000, the Company was also the parent holding company of Glacier Bank of Eureka ("Eureka"), Glacier Bank of Whitefish ("Whitefish"), First Security Bank of Missoula ("First Security"), Valley Bank of Helena ("Valley"), Big Sky Western Bank ("Big Sky"), Mountain West Bank in Idaho ("Mountain West"), and Community First, Inc. ("CFI"). The Company owns approximately 98%, and 94% , respectively, of the outstanding stock of Eureka and Whitefish, and 100% of Glacier, First Security, Valley, Big Sky, Mountain West, and CFI. Whitefish and Eureka were converted from national bank charters to State of Montana charters in December 1997.

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

Mountain West was acquired on February 4, 2000 through an exchange of stock with Mountain West shareholders. The pooling of interest accounting method was also used for this merger transaction.

The Company formed Glacier Capital Trust I (Glacier Trust) as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust offered 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company will own all of the outstanding common securities of the trust.

RECENT ACQUISITIONS

On September 14, 2000 the Company announced the acquisition of seven branches of Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah, the respective transactions were completed by March 15, 2001. In total, as of the closing, the branches had approximately $187,000,000 in deposits and $38,000,000 in loans. The purchase price of approximately $18,500,000 was based on the total deposits, cash-equivalent assets and loans at the branches immediately prior to the respective closing. The locations become branch offices of Mountain West Bank of Coeur d'Alene.

On September 20, 2000, the Company entered into a merger agreement to acquire WesterFed Financial Corporation (WesterFed). The merger was closed on February 28, 2001. Under the terms of the agreement, the Company issued 4,530,462 shares and paid $37,274,000 cash for total consideration of $96,669,000, based on a $13.11 per share price of the Company's common stock. The merger is being accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed are recorded by the Company at their respective fair values at the time of the completion of the merger. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, were recorded as goodwill and will be amortized over a useful life of 20 years.

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System and all subsidiaries, except Mountain West are members of the Federal Reserve Bank of Minneapolis. ("FRB")

BANK LOCATIONS

Glacier's main office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. See "Item 2. Properties." Whitefish's address is 319 2nd Street, Whitefish, MT 59937 (406) 863-6300, Eureka's address is 222 Dewey Ave., Eureka, MT 59917 (406) 297-2521, First Security's address is 1704 Dearborn, Missoula, MT 599801 (406) 728-3115, Valley's address is 3030 North Montana Avenue, Helena, MT 59601 (406) 443-7440, Big Sky's address is 47995 Gallatin Road, Big Sky, MT, 59716 (406) 995-2321, and Mountain West's address is 125 Ironwood Drive, Coeur d' Alene, Idaho 83816 (208) 765-0284.

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

Through its subsidiary CFI, the Company provides full service brokerage services through Raymond James Financial Services, an unrelated brokerage firm.

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2000:

                                      __________________________
                                     |   Glacier Bancorp, Inc.  |
                                     | (Parent Holding Company) |
                                     |__________________________|
                                                   |
 __________________________________________________|____________________________________________________
 |   Glacier Bank    |   | First Security Bank |   |   |   Glacier Bank     |   |     Glacier Bank      |
 | (Commercial Bank) |   |     of Missoula     |   |   |   of Whitefish     |   |     of Eureka         |
 |                   |   |  (Commercial bank)  |   |   | (Commercial bank)  |   |  (Commercial bank)    |
 |___________________|   |_____________________|   |   |____________________|   |_______________________|
                                                   |
 __________________________________________________|____________________________________________________
 |     Big Sky       |   |     Valley Bank     |   |   | Mountain West Bank |   | Community First, Inc. |
 |   Western Bank    |   |      of Helena      |   |   |  of Coeur d'Alene  |   |  (Brokerage services) |
 | (Commercial bank) |   |  (Commercial bank)  |   |   | (Commercial bank)  |   |                       |
 |___________________|   |_____________________|   |   |____________________|   |_______________________|
                                                   |
                                                   |
                                      __________________________
                                     |   Glacier Bancorp, Inc.  |
                                     |         Trust 1          |
                                     | (Parent Holding Company) |
                                     |__________________________|

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

Operating Segments information
(Dollars in thousands)


                                                  Glacier                                Whitefish
                                     ----------------------------------------------------------------------------
                                        2000         1999         1998         2000         1999         1998
                                     ----------------------------------------------------------------------------
Condensed Income Statements
Net interest income                  $ 16,361       15,266       14,572        2,406        2,044        1,820
Noninterest income                      5,913        5,539        5,723          704          675          686
                                     ----------------------------------------------------------------------------
Total revenues                         22,274       20,805       20,295        3,110        2,719        2,506
Provision for loan losses                 460          470          670          225           66           78
Goodwill and merger expense               317           78           --           --           --           --
Other noninterest expense              11,440       10,750       10,523        1,522        1,502        1,347
Minority interest                          --           --           --           --           --           --
                                     ----------------------------------------------------------------------------

Pretax earnings                        10,057        9,507        9,102        1,363        1,151        1,081
Income tax expense (benefit)            3,456        3,303        3,238          423          348          343
                                     ----------------------------------------------------------------------------
Net income                              6,601        6,204        5,864          940          803          738
                                     ============================================================================

Average Balance Sheet Data
Total assets                         $464,565      407,950      366,522       54,997       45,827       41,328
Total loans                           285,398      270,650      275,765       39,106       29,443       23,281
Total deposits                        279,973      214,552      188,565       38,813       32,980       32,587
Stockholders' equity                   38,547       37,893       37,519        4,851        4,734        4,428

End of Year Balance Sheet Data
Total assets                         $469,351      460,257      370,686       56,563       52,203       42,643
Net loans                             282,467      272,060      272,399       40,146       35,485       22,022
Total deposits                        288,556      276,880      201,211       41,475       34,261       34,179

Performance Ratios
Return on average assets                 1.42%        1.52%        1.60%        1.71%        1.75%        1.79%
Return on average equity                17.12%       16.37%       15.63%       19.38%       16.96%       16.67%
Efficiency ratio                        51.36%       51.67%       51.85%       48.94%       55.24%       53.75%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio         13.45%       13.58%       18.05%       11.97%       13.49%       19.22%
Tier II risk-based capital ratio        14.38%       14.48%       18.98%       13.18%       14.53%       20.47%
Leverage capital ratio                   8.08%        7.58%       10.56%        8.90%        9.86%       11.11%
Full time equivalent employees            152          167          161           16           15           14
Locations                                  13           15           13            1            1            1
                                     ----------------------------------------------------------------------------

                                                    Eureka                             First Security
                                    --------------------------------------------------------------------------
                                        2000         1999         1998         2000         1999         1998
                                    --------------------------------------------------------------------------
Condensed Income Statements
Net interest income                     1,335        1,290        1,247        9,324        8,804        7,784
Noninterest income                        332          313          372        2,000        2,260        2,801
                                    --------------------------------------------------------------------------
Total revenues                          1,667        1,603        1,619       11,324       11,064       10,585
Provision for loan losses                  24           24           12          360          600          645
Goodwill and merger expense                --           --           --           --           --           --
Other noninterest expense                 933          986          971        4,771        4,567        4,151
Minority interest                          --           --           --           --           --           --
                                    --------------------------------------------------------------------------

Pretax earnings                           710          593          636        6,193        5,897        5,789
Income tax expense (benefit)              199          191          217        2,251        2,132        2,138
                                    --------------------------------------------------------------------------
Net income                                511          402          419        3,942        3,765        3,651
                                    ==========================================================================

Average Balance Sheet Data
Total assets                           29,307       26,407       25,122      199,697      177,690      161,281
Total loans                            19,485       17,589       16,806      171,462      146,958      130,595
Total deposits                         19,223       17,998       17,527      146,439      136,968      131,273
Stockholders' equity                    3,151        3,279        3,292       17,164       15,750       14,305

End of Year Balance Sheet Data
Total assets                           30,562       28,879       24,471      214,231      193,548      164,546
Net loans                              20,291       18,178       16,322      180,041      161,781      134,646
Total deposits                         19,285       18,514       17,797      164,168      143,645      139,348

Performance Ratios
Return on average assets                 1.74%        1.52%        1.67%        1.97%        2.12%        2.26%
Return on average equity                16.22%       12.26%       12.73%       22.97%       23.90%       25.52%
Efficiency ratio                        55.97%       61.51%       59.98%       42.13%       41.28%       39.22%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio         16.42%       19.45%       22.47%        9.98%        9.73%       10.26%
Tier II risk-based capital ratio        17.67%       20.70%       23.73%       11.15%       10.97%       11.46%
Leverage capital ratio                  10.84%       12.03%       13.32%        8.64%        8.62%        8.53%
Full time equivalent employees             10           11           11           73           76           73
Locations                                   1            1            1            4            3            3
                                    --------------------------------------------------------------------------


                                                     Valley                                    Big Sky
                                     -----------------------------------------------------------------------------------
                                         2000          1999          1998          2000          1999          1998
                                     -----------------------------------------------------------------------------------
Condensed Income Statements
Net interest income                  $   4,171         3,614         3,312         2,721         2,077         1,251
Noninterest income                       1,411         1,494         1,553           750           881           743
                                     -----------------------------------------------------------------------------------
Total revenues                           5,582         5,108         4,865         3,471         2,958         1,994
Provision for loan losses                  205           155            85           180           191            42
Goodwill and merger expense                 --            --            --            --            --            --
Other noninterest expense                3,498         2,977         3,010         2,527         2,096         1,680
Minority interest                           --            --            --            --            --            --
                                     -----------------------------------------------------------------------------------
Pretax earnings                          1,879         1,976         1,770           764           671           272
Income tax expense (benefit)               657           731           659           258           231           103
                                     -----------------------------------------------------------------------------------
Net income                               1,222         1,245         1,111           506           440           169
                                     ===================================================================================

Average Balance Sheet Data
Total assets                         $  86,305     $  77,370        69,335        70,806        53,392        36,110
Total loans                             62,813        53,622        48,204        50,491        34,414        20,796
Total deposits                          69,864        61,515        57,205        46,981        36,287        28,183
Stockholders' equity                     5,254         6,940         6,323         5,584         5,197         2,692

End of Year Balance Sheet Data
Total assets                         $  87,791     $  82,587        69,924        77,111        66,255        39,376
Net loans                               62,645        58,924        48,860        57,050        43,850        23,959
Total deposits                          76,508        65,095        57,807        49,616        41,034        31,385

Performance Ratios
Return on average assets                  1.42%         1.61%         1.60%         0.71%         0.82%         0.47%
Return on average equity                 23.26%        17.94%        17.57%         9.06%         8.47%         6.28%
Efficiency ratio                         62.67%        58.28%        61.87%        72.80%        70.86%        84.25%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio          12.41%        12.59%        13.49%         9.68%        11.35%        10.40%
Tier II risk-based capital ratio         13.55%        13.57%        14.55%        10.81%        12.58%        11.95%
Leverage capital ratio                    8.66%         8.95%         9.34%         8.28%         9.15%         7.30%
Full time equivalent employees              34            42            43            30            24            24
Locations                                    3             3             3             3             3             2
                                     -----------------------------------------------------------------------------------

                                                   Mountain West                               Other
                                    ----------------------------------------------------------------------------------
                                         2000          1999          1998          2000          1999          1998
                                    ----------------------------------------------------------------------------------
Condensed Income Statements
Net interest income                      5,037         3,755         3,187           125           234           185
Noninterest income                       2,206         1,745         1,637           (22)          (98)           81
                                    ----------------------------------------------------------------------------------
Total revenues                           7,243         5,500         4,824           103           136           266
Provision for loan losses                  410           217           203            --            --            --
Goodwill and merger expense                 --            78            --           242           361           931
Other noninterest expense                5,153         4,941         3,885           863           709           527
Minority interest                           --            --            --            61            51           145
                                    ----------------------------------------------------------------------------------
Pretax earnings                          1,680           264           736        (1,063)         (985)       (1,337)
Income tax expense (benefit)               657            91           276          (321)         (305)         (300)
                                    ----------------------------------------------------------------------------------
Net income                               1,023           173           460          (742)         (680)       (1,037)
                                    ==================================================================================

Average Balance Sheet Data
Total assets                           106,445        81,011        74,001        (4,327)        2,675        (1,845)
Total loans                             78,602        56,865        48,231            --            --            --
Total deposits                          77,334        71,060        63,409        (3,497)       (5,658)        1,972
Stockholders' equity                     7,650         6,555         6,142         6,267         4,519         4,197

End of Year Balance Sheet Data
Total assets                           126,518        89,884        80,867        (5,415)          388        (5,711)
Net loans                               90,922        61,930        52,980            --            --            --
Total deposits                          86,632        67,824        70,659        (5,670)       (3,147)       (5,883)

Performance Ratios
Return on average assets                  0.96%         0.21%         0.62%
Return on average equity                 13.37%         2.65%         7.49%
Efficiency ratio                         71.14%        89.84%        80.53%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio          11.12%        10.40%        12.59%
Tier II risk-based capital ratio         12.19%        11.44%        11.61%
Leverage capital ratio                    8.11%         7.60%         7.86%
Full time equivalent employees              74            71            61            34            28            25
Locations                                    5             5             4
                                    ----------------------------------------------------------------------------------

                                                      Consolidated
                                   ----------------------------------------
                                          2000          1999          1998
                                   ----------------------------------------
Condensed Income Statements
Net interest income                      41,480        37,084        33,358
Noninterest income                       13,294        12,809        13,596
                                   ----------------------------------------
Total revenues                           54,774        49,893        46,954
Provision for loan losses                 1,864         1,723         1,735
Goodwill and merger expense                 559           517           931
Other noninterest expense                30,707        28,528        26,094
Minority interest                            61            51           145
                                   ----------------------------------------
Pretax earnings                          21,583        19,074        18,049
Income tax expense (benefit)              7,580         6,722         6,674
                                   ----------------------------------------
Net income                               14,003        12,352        11,375
                                   ========================================

Average Balance Sheet Data
Total assets                          1,007,795       872,322       771,854
Total loans                             707,357       609,541       563,678
Total deposits                          675,130       565,702       520,721
Stockholders' equity                     88,468        84,867        78,898

End of Year Balance Sheet Data
Total assets                          1,056,712       974,001       786,802
Net loans                               733,561       652,208       571,188
Total deposits                          720,570       644,106       546,503

Performance Ratios
Return on average assets                   1.39%         1.41%         1.47%
Return on average equity                  15.83%        14.60%        14.43%
Efficiency ratio                          57.20%        58.30%        57.90%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio           12.31%        13.23%        15.50%
Tier II risk-based capital ratio          13.36%        14.30%        16.59%
Leverage capital ratio                     8.72%         9.59%        10.41%
Full time equivalent employees              423           434           412
Locations                                    30            31            27
                                   ----------------------------------------

Glacier Bank

Total assets increased $9 million, or 2 percent, over the prior year-end. Total net loans ended the year at $282 million. Real estate loans declined $11 million and commercial and consumer loans increased $20 million and $1 million, respectively. Non-performing loans were .06 percent of total loans. Total investments increased by $632 thousand. Total deposits increased $12 million, or 4 percent. Net income increased $397 thousand, or 6 percent, over the prior year. Net interest income increased $1 million, or 7 percent over 1999. Non-interest income increased by $374 thousand, the majority of the increase is from the sale of two small branches in 2000. Other fee income increased over the prior year. The efficiency ratio of 51.36 percent is an improvement from the 1999 ratio of 51.67 and 1998 ratio of 51.85, each of which are below the peer group average. Glacier Bank operates from 13 locations.

Glacier Bank of Whitefish

Total assets increased $4 million, or 8 percent, over the prior year-end. Net loans increased $5 million, or 13 percent, from December 31, 1999. All loan classifications increased with real estate loans up $3 million, commercial loans up $1 million and consumer loans up $1 million. Non-performing loans as a percentage of loans was .29 percent and the allowance for loan losses was at 4.3 times non-performing loans. Total deposits increased $7 million, or 21 percent. Net income increased $137 thousand, or 17 percent, over 1999. Net interest income increased $362 thousand, or 18 percent, reflecting the significant loan growth. Non-interest income and other fee income increased over the prior year. Non-interest expense increased from prior year. The efficiency ratio of 48.94 percent is an improvement from the 1999 ratio of 55.24 and 1998 ratio of 53.75.

Glacier Bank of Eureka

Total assets increased $2 million, or 6 percent, over the prior year end. Investment securities increased $543 thousand, or 7 percent. Net loans increased $2 million, or 12 percent, from December 31, 1999. Real estate loans declined $272 thousand and commercial and consumer loans increased $826 thousand and $2 million, respectively. Non-performing loans as a percentage of loans were .45 percent, and the allowance for loan losses was at 3.3 times non-performing loans. Total deposits increased $771 thousand, or 4 percent. Net income increased $109 thousand, or 27 percent, from 1999. Net interest income increased $45 thousand, or 3 percent, reflecting the asset growth. Non-interest income increased $19 thousand, or 6 percent. Non-interest expense decreased from the prior year. The efficiency ratio of 55.97 percent is an improvement from the 1999 ratio of 61.51 and 1998 ratio of 59.98.

First Security Bank of Missoula

Total assets increased $21 million, or 11 percent, over the prior year-end. Net loans increased $18 million, or 11 percent, from December 31, 1999. Real estate loans declined $532 thousand, and commercial and consumer loans increased $12 million and $7 million, respectively. Non-performing loans as a percentage of loans was .50 percent and the allowance for loan losses was at 2.4 times non-performing loans. Total deposits increased $21 million, or 14 percent, with borrowed funds used to support the additional asset growth. Net income increased $177 thousand, or 5 percent from 1999. First Security is a high performing bank with return on average assets of 1.97 percent, and return on average equity of
22.97 percent in 2000. Net interest income increased $520 thousand, or 6 percent, reflecting the asset growth. Non-interest income decreased $260 thousand, primarily resulting from reduced mortgage loan originations and sales due to higher mortgage rates. Non-interest expense increased primarily from the increased volume of transaction activity. The efficiency ratio increased from
41.28 in 1999 to 42.13 in 2000 with both years higher than the 39.22 in 1998. The efficiency ratios are substantially better than peer group averages.

Valley Bank of Helena

Valley Bank was acquired by the Company in August 1998. Total assets at December 31, 2000 increased $5 million, or 6 percent, over the prior year end. Net loans increased $4 million, or 6 percent, from December 31, 1999. Real estate loans declined $1 million, and commercial and consumer loans increased $3 million and $2 million, respectively. Non-performing loans as a percentage of loans was .50 percent, and the allowance for loan losses was at 2.2 times non-performing loans. Total deposits increased $11 million, or 18 percent. Net income decreased $23 thousand, or 2 percent, from 1999. Net interest income increased $557 thousand, or 15 percent, reflecting the asset growth. Non-interest income decreased $83 thousand, primarily resulting from reduced mortgage loan originations and sales due to higher mortgage rates, and other loan origination and servicing fees. Non-interest expense increased $521 thousand, which includes $260 thousand from a one-time data processing contract cancellation fee. The efficiency ratio increased from 58.28 in 1999 to 62.67 in 2000 which was also higher than the 61.87 in 1998.

Big Sky Western Bank

Big Sky Western Bank was acquired by the Company in January 1999. Total assets at December 31, 2000 increased $11 million, or 16 percent, over the prior year-end. Net loans increased $13 million, or 30 percent, from December 31, 1999, with the remaining asset growth in investment securities. Real estate loans decreased $3 million, and commercial and consumer loans increased $14 and $2 million, respectively. Non-performing loans as a percentage of loans was .28 percent and the allowance for loan losses was at 4.1 times non-performing loans. Total deposits increased $9 million, or 21 percent, with borrowed funds used to support the additional asset growth. Net income increased $66 thousand, or 15 percent, from 1999. Net interest income increased $644 thousand, or 31 percent, reflecting the asset growth. Non-interest income decreased $131 thousand, and non-interest expense increased $431 thousand, resulting from increased activity levels. The efficiency ratio increased from 70.86 in 1999 to 72.80 in 2000 which was lower than the 84.25 in 1998. The efficiency ratios have improved significantly from 1998 with the increased net interest income.

Mountain West Bank

Total assets increased $37 million, or 41 percent, over the prior year-end. Total net loans increased $29 million, or 47 percent, over the prior year end. Real estate loans increased $18 million and commercial and consumer loans increased $10 million and $416 thousand, respectively. Non-performing loans were
 .05 percent of total loans and the allowance for loan losses was at 18.8 times non-performing loans. Total investments increased by $2 million, or 12 percent. Total deposits increased $19 million, or 28 percent. Net income increased $850 thousand, or 491 percent, over the prior year. Net interest income increased $1.3 million, or 34 percent over 1999. Non-interest income increased by $461 thousand. The efficiency ratio of 71.14 percent is an improvement from the 1999 ratio of 89.84 and 1998 ratio of 80.53.

MARKET AREA

The Company's primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula and Lewis & Clark, Gallatin County, and the community of Billings in south central Montana. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and a branch office in Kalispell, with branches in Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Cut Bank (the county seat of Glacier County), Billings (the county seat of Yellowstone County), and Butte (the county seat of Silver Bow County). First Security's main office and three branch locations are in Missoula (the county seat of Missoula County). Valley's main office and two branch locations are in Helena (the state capital and the county seat of Lewis & Clark County), and Whitefish and Eureka are located in Whitefish, Montana and Eureka, Montana, respectively. Big Sky's main office is in Big Sky, with branches in Bozeman (the county seat of Gallatin County), and the four corners area west of Bozeman. Mountain West has five offices in Idaho: Coeur d'Alene, Post Falls, and Hayden Lake, an office in Boise, and a loan production office in the Sun Valley area.

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

COMPETITION

Glacier, Whitefish and Eureka comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 23% of the total deposits in this area. Glacier's two Butte, Montana offices have approximately 17% of the deposits in Silver Bow County. First Security has approximately 14% of the total deposits in Missoula County. Valley has approximately 13% of Lewis and Clark County's total deposits, and Big Sky has approximately 7% of Gallatin County's deposits. Mountain West has approximately 8% of the deposits in Kootenai County.

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


AVERAGE BALANCE SHEET
(Dollars in Thousands)


                                                        For the year ended 12-31-00              For the year ended 12-31-99
                                                  --------------------------------------   --------------------------------------
                                                                 Interest      Average                    Interest      Average
                                                    Average        and         Yield/        Average        and          Yield/
ASSETS                                              Balance      Dividends      Rate         Balance     Dividends        Rate
                                                  -----------   -----------  -----------   -----------  -----------   -----------
         Real Estate Loans                        $   230,661        19,557         8.48%  $   226,246       17,875          7.90%
         Commercial Loans                             312,434        28,784         9.21%      246,810       21,499          8.71%
         Consumer and Other Loans                     164,262        14,856         9.04%      136,484       12,367          9.06%
                                                  -----------   -----------                -----------  -----------
              Total Loans                             707,357        63,197         8.93%      609,540       51,741          8.49%

         Investment Securities                        236,287        15,640         6.62%      202,016       12,978          6.42%
                                                  -----------   -----------                -----------  -----------
              Total Earning Assets                    943,644        78,837         8.35%      811,556       64,719          7.97%
                                                  -----------   -----------                             -----------
         Non-Earning Assets                            64,151                                   60,766
                                                  -----------                              -----------
              TOTAL ASSETS                        $ 1,007,795                              $   872,322
                                                  ===========                              ===========

LIABILITIES
AND STOCKHOLDERS' EQUITY
         NOW Accounts                             $    96,737         1,068         1.10%  $    91,380        1,064          1.16%
         Savings Accounts                              44,996           806         1.79%       47,272          843          1.78%
         Money Market Accounts                        167,533         7,447         4.45%      134,364        5,304          3.95%
         Certificates of Deposit                      230,024        13,353         5.81%      174,368        9,283          5.32%
         FHLB Advances                                211,217        13,454         6.37%      173,289        9,460          5.46%
         Repurchase Agreements
              and Other Borrowed Funds                 31,799         1,229         3.86%       31,362        1,681          5.36%
                                                  -----------   -----------                -----------  -----------
              Total Interest Bearing Liabilities      782,306        37,357         4.78%      652,035       27,635          4.24%
                                                                -----------                             -----------
              Non-interest Bearing Deposits           135,840                                  118,318
              Other Liabilities                         1,181                                   17,102
                                                  -----------                              -----------
              Total Liabilities                       919,327                                  787,455
                                                  -----------                              -----------

         Common Stock                                     110                                       99
         Paid-In Capital                               95,554                                   76,696
         Retained Earnings                             (2,250)                                  10,212
         Accumulated Other
              Comprehensive Earnings (Loss)            (4,946)                                  (2,140)
                                                  -----------                              -----------
              Total Stockholders' Equity               88,468                                   84,867
                                                  -----------                              -----------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                $ 1,007,795                              $   872,322
                                                  ===========                              ===========


         NET INTEREST INCOME                                    $    41,480                             $    37,084
                                                                ===========                             ===========
         NET INTEREST SPREAD                                                        3.57%                                    3.73%
         NET INTEREST MARGIN
              ON AVERAGE EARNING ASSETS(1)                                          4.40%                                    4.57%
         RETURN ON AVERAGE ASSETS(2)                                                1.39%                                    1.41%
         RETURN ON AVERAGE EQUITY(3)                                               15.83%                                   14.60%

                                                         For the year ended 12-31-98
                                                  ------------------------------------------
                                                                   Interest        Average
                                                    Average          and            Yield/
ASSETS                                              Balance        Dividends         Rate
                                                  -----------     -----------    -----------
         Real Estate Loans                         $   237,034         19,404           8.19%
         Commercial Loans                              202,119         18,250           9.03%
         Consumer and Other Loans                      124,525         11,907           9.56%
                                                  ------------    -----------
              Total Loans                              563,678         49,561           8.79%

         Investment Securities                         153,225          9,267           6.05%
                                                  ------------    -----------
              Total Earning Assets                     716,903         58,828           8.21%
                                                                  -----------
         Non-Earning Assets                             54,945
                                                  ------------
              TOTAL ASSETS                         $   771,848
                                                  ============

LIABILITIES
AND STOCKHOLDERS' EQUITY
         NOW Accounts                              $    85,965          1,428           1.66%
         Savings Accounts                               48,438          1,065           2.20%
         Money Market Accounts                         118,215          5,175           4.38%
         Certificates of Deposit                       155,760          8,899           5.71%
         FHLB Advances                                 140,877          7,939           5.64%
         Repurchase Agreements
              and Other Borrowed Funds                  20,023            964           4.81%
                                                  -----------     -----------
              Total Interest Bearing Liabilities       569,278         25,470           4.47%
                                                                  -----------
              Non-interest Bearing Deposits            112,343
              Other Liabilities                         11,337
                                                  ------------
              Total Liabilities                        692,958
                                                  ------------

         Common Stock                                       81
         Paid-In Capital                                54,524
         Retained Earnings                              23,102
         Accumulated Other
              Comprehensive Earnings (Loss)              1,183
                                                  ------------
              Total Stockholders' Equity                78,890
                                                  ------------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                 $   771,848
                                                   ===========


         NET INTEREST INCOME                                      $    33,358
                                                                  ===========
         NET INTEREST SPREAD                                                            3.74%
         NET INTEREST MARGIN
              ON AVERAGE EARNING ASSETS (1)                                             4.65%
         RETURN ON AVERAGE ASSETS (2)                                                   1.47%
         RETURN ON AVERAGE EQUITY (3)                                                  14.43%


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


                                    Years Ended December 31,             Years Ended December 31,
(Dollars in Thousands)                   2000 vs. 1999                        1999 vs. 1998
                              -------------------------------------------------------------------------
                                  Increase (Decrease) due to:           Increase (Decrease) due to:
                              -------------------------------------------------------------------------
INTEREST INCOME                Volume        Rate         Net         Volume        Rate         Net
                              -------------------------------------------------------------------------
Real Estate Loans             $    349     $  1,333     $  1,682     $   (883)    $   (646)    $ (1,529)
Commercial Loans                 5,716        1,569        7,285        4,035         (786)       3,249
Consumer and Other Loans         2,517          (28)       2,489        1,143         (683)         460
Investment Securities            2,202          460        2,662        2,951          760        3,711
                              -------------------------------------------------------------------------
     Total Interest Income      10,784        3,334       14,118        7,246       (1,355)       5,891
                              -------------------------------------------------------------------------

NOW Accounts                        62          (58)           4           90         (454)        (364)
Savings Accounts                   (41)           4          (37)         (26)        (196)        (222)
Money Market Accounts            1,309          834        2,143          707         (578)         129
Certificates of Deposit          2,963        1,107        4,070        1,064         (680)         384
FHLB Advances                    2,071        1,923        3,994        1,826         (305)       1,521
Other Borrowings and
  Repurchase Agreements             23         (475)        (452)         546          171          717
                              -------------------------------------------------------------------------
   Total Interest Expense        6,387        3,335        9,722        4,207       (2,042)       2,165
                              -------------------------------------------------------------------------
NET INTEREST INCOME           $  4,397     $     (1)    $  4,396     $  3,039     $    687     $  3,726
                              =========================================================================


Net interest income increased $4.4 million in 2000 over 1999. The increase was due to increases in volumes. For additional information see section "Management's Discussion and Analysis".

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

There was an insignificant amount of trading in the Company's investment portfolios during 2000. Investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity. During 2000, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 34.69% in calculating the tax equivalent yield. Approximately $62 million of the investment portfolio is comprised of tax exempt investments.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see Note 3 to the Consolidated Financial Statements for the year ended December 31, 2000.

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

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:


(Dollars in Thousands)                                      At                         At                           At
                                                         12/31/00                   12/31/99                     12/31/98
                                                 ----------------------------------------------------------------------------------
TYPE OF LOAN
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Amount          Percent     Amount          Percent      Amount          Percent
                                                 ----------------------------------------------------------------------------------
REAL ESTATE LOANS:
         Residential first mortgage loans        $ 224,631         30.62%    $ 219,482         33.65%    $ 222,018         38.87%
         Loans held for sale                     $   7,058          0.96%    $   5,896          0.90%    $  16,474          2.88%
                                                 ----------------------------------------------------------------------------------
             Total                               $ 231,689         31.58%    $ 225,378         34.55%    $ 238,492         41.75%
-----------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL LOANS:
         Real estate                             $ 198,414         27.05%    $ 154,155         23.64%    $ 118,434         20.73%
         Other commercial loans                  $ 142,519         19.43%    $ 125,462         19.24%    $  97,463         17.06%
                                                 ----------------------------------------------------------------------------------
             Total                               $ 340,933         46.48%    $ 279,617         42.88%    $ 215,897         37.79%
-----------------------------------------------------------------------------------------------------------------------------------

INSTALLMENT AND OTHER LOANS:
         Consumer loans                          $  86,336         11.77%    $  87,967         13.49%    $  69,726         12.21%
         Home equity loans(1)                    $  83,539         11.39%    $  66,566         10.21%    $  53,325          9.34%
         Outstanding balances on credit cards           --            --            --            --     $      18            --
                                                 ----------------------------------------------------------------------------------
             Total                               $ 169,875         23.16%    $ 154,533         23.70%    $ 123,069         21.55%
-----------------------------------------------------------------------------------------------------------------------------------
         Net deferred loan fees, premiums
              and discounts(2)                   $(  1,137)       -0.16%     $(    598)       -0.10%     $(    602)       -0.10%
         Allowance for Losses                    $(  7,799)       -1.06%     $(  6,722)       -1.03%     $(  5,668)       -0.99%
                                                 ----------------------------------------------------------------------------------
NET LOANS                                        $ 733,561        100.00%    $ 652,208        100.00%    $ 571,188        100.00%
-----------------------------------------------------------------------------------------------------------------------------------

(Dollars in Thousands)                                     At                         At
                                                        12/31/97                  12/31/96
                                               ----------------------------------------------------
TYPE OF LOAN
---------------------------------------------------------------------------------------------------
                                                  Amount         Percent     Amount         Percent
                                               ----------------------------------------------------
REAL ESTATE LOANS:
         Residential first mortgage loans       $ 237,906         45.23%    $ 233,948         48.87%
         Loans held for sale                    $   9,716          1.85%    $   6,672          1.39%
                                               ----------------------------------------------------
             Total                              $ 247,622         47.08%    $ 240,620         50.26%
---------------------------------------------------------------------------------------------------

COMMERCIAL LOANS:
         Real estate                            $  73,212         13.92%    $  62,479         13.05%
         Other commercial loans                 $  85,693         16.29%    $  67,795         14.16%
                                               ----------------------------------------------------
             Total                              $ 158,905         30.21%    $ 130,274         27.21%
---------------------------------------------------------------------------------------------------

INSTALLMENT AND OTHER LOANS:
         Consumer loans                         $ 120,158         22.84%    $ 108,183         22.60%
         Home equity loans(1)                          --            --            --         --
         Outstanding balances on credit cards   $   3,951          0.75%    $   3,725          0.78%
                                               ----------------------------------------------------
             Total                              $ 124,109         23.59%    $ 111,908         23.38%
---------------------------------------------------------------------------------------------------
         Net deferred loan fees, premiums
              and discounts(2)                         --            --            --         --
         Allowance for Losses                   $(  4,654)       -0.88%     $(  4,106)        -0.85%
                                               ----------------------------------------------------
NET LOANS                                       $ 525,982        100.00%    $ 478,696        100.00%
---------------------------------------------------------------------------------------------------


(1)     For periods prior to 1998, included with consumer loans.

(2)     For periods prior to 1998, included with other loans amounts.


LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2000 was as follows:


(Dollars in Thousands)                     Real Estate    Commercial     Consumer       Totals
                                           -----------    ----------     --------      --------
Variable Rate Maturing or Repricing in:
  One year or less                           $ 69,675       114,933        38,062       222,670
  One to five years                            36,719        78,208         2,122       117,049
  Thereafter                                       --         2,334             2         2,336

Fixed Rate Maturing or Repricing in:
  One year or less                             32,377        54,382        43,356       130,115
  One to five years                            59,166        54,474        73,545       187,185
  Thereafter                                   33,752        36,602        12,788        83,142
                                             --------      --------      --------      --------
    Totals                                   $231,689       340,933       169,875       742,497
                                             ========      ========      ========      ========

REAL ESTATE LENDING

The Banks' lending activities consist of the origination of both construction and permanent loans on residential and commercial real Estate. The Banks actively solicit mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Banks' lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or up to 90% of the loan if insured by a private mortgage insurance company. The Banks also provide interim construction financing for single-family dwellings, and make land acquisition and development loans on properties intended for residential use.

CONSUMER LENDING

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 24% of the Banks' consumer portfolio consists of variable interest rate loans. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

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

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the experience and technical skills of the individual. Limits for fully secured loans range from $15,000 to $250,000, and unsecured limits range from $2,000 to $100,000. An officers' loan committee, consisting of senior lenders and members of senior management, has approval authority up to $500,000. Loans between $500,000 and $2,000,000 go to the individual Bank's Board of Directors for approval. Loans over $2,000,000 go to the Company's Board of Directors for approval. Under Montana banking laws, banks generally may not make loans to one borrower and related entities in an amount, which exceeds
 20% of its unimpaired capital and surplus. Those limits at December 31, 2000 are approximately $8.4 million for Glacier, $3.6 million for First Security, $1.5 million for Valley, $1.2 million for Big Sky, $2.0 million for Mountain West, $1 million for Whitefish, and $.7 million for Eureka.
Each of the Banks is in compliance with these limits.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole, or in part, to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2000, loans serviced for others aggregated approximately $147 million.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Banks receive loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower for originating the loan, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0% to 1.5% on residential mortgages and .5% to 1.5% on commercial loans. Consumer loans require a flat fee of $50 to $75 as well as a minimum interest amount. The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service fees.

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

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:


NONPERFORMING ASSETS
(Dollars in Thousands)                          ------------------------------------------------------------
                                                   At           At           At           At           At
                                                12/31/00     12/31/99     12/31/98     12/31/97     12/31/96
                                                --------     --------     --------     --------     --------
NON-ACCRUAL LOANS:
  Mortgage loans                                 $  687       $  613       $  438       $  176       $  157
  Commercial loans                                  442          776        1,068          288          262
  Consumer loans                                     25           74           64          156           45
                                                 ----------------------------------------------------------
    TOTAL                                         1,154        1,463        1,570          620          464
                                                 ----------------------------------------------------------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
  Mortgage loans                                    576           62          632          416          290
  Commercial loans                                   91           99          385          268          222
  Consumer loans                                     83          104          124          251          431
                                                 ----------------------------------------------------------
    TOTAL                                           750          265        1,141          935          943
                                                 ----------------------------------------------------------
Troubled debt restructuring:                         --           --          205          249           --
Real estate and other assets owned, net             291          550          151          228          506
TOTAL NON-PERFORMING LOANS, TROUBLED DEBT
  RESTRUCTURINGS, AND REAL ESTATE AND OTHER
                                                 ----------------------------------------------------------
  ASSETS OWNED, NET                              $2,195       $2,278       $3,067       $2,032       $1,913
                                                 ----------------------------------------------------------

  AS A PERCENTAGE OF TOTAL ASSETS                  0.21%        0.23%        0.39%        0.27%        0.28%
                                                 ----------------------------------------------------------

Interest Income(1)                               $  101       $  132       $  103       $   84       $   94
                                                 ----------------------------------------------------------


(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period. Interest income recognized on non-performing loans for each of the above periods was not significant.

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

The following table illustrates the loan loss experience:


(Dollars in Thousands)                                                 Years ended December 31,
                                                -------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                                -------        -------        -------        -------        -------
BALANCE AT BEGINNING OF PERIOD                  $ 6,722          5,668          4,654          4,106          3,803
      CHARGE OFFS:
           Residential real estate                  (98)           (44)           (50)            --           (122)
           Commercial loans                        (450)          (409)          (514)          (162)          (229)
           Consumer loans                          (424)          (433)          (517)          (617)          (540)
                                                -------        -------        -------        -------        -------
                Total charge offs               $  (972)          (886)        (1,081)          (779)          (891)
                                                -------        -------        -------        -------        -------


      RECOVERIES:
           Residential real estate                    5              1             --             --              1
           Commercial loans                          43            110            250            155             69
           Consumer loans                           137            106            110            120            107
                                                -------        -------        -------        -------        -------
                Total recoveries                $   185            217            360            275            177
                                                -------        -------        -------        -------        -------

      CHARGEOFFS, NET OF RECOVERIES                (787)          (669)          (721)          (504)          (714)
      PROVISION                                   1,864          1,723          1,735          1,052          1,017
                                                -------        -------        -------        -------        -------
BALANCE AT END OF PERIOD                        $ 7,799          6,722          5,668          4,654          4,106
                                                =======        =======        =======        =======        =======

RATIO OF NET CHARGE OFFS TO AVERAGE
LOANS OUTSTANDING DURING THE PERIOD                0.11%          0.11%          0.13%          0.10%          0.16%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        2000                    1999                     1998
                               ----------------------   ----------------------   ----------------------
                                            Percent                  Percent                  Percent
                                          of loans in              of loans in              of loans in
(Dollars in thousands)         Allowance   category     Allowance   category     Allowance   category
----------------------         ---------  -----------   ---------  -----------   ---------  -----------
Residential first mortgage
  and loans held for sale       $1,227        31.2%       1,174        34.2%       1,221        41.3%
Commercial real estate           2,300        26.7%       1,526        23.4%       1,095        20.5%
Other commercial                 2,586        19.2%       2,466        19.0%       1,992        16.9%
Consumer                         1,686        22.9%       1,556        23.4%       1,360        21.3%
                                ------      ------       ------      ------       ------      ------
   Totals                       $7,799       100.0%       6,722       100.0%       5,668       100.0%
                                ======      ======       ======      ======       ======      ======

                                       1997                     1996
                               ----------------------   ----------------------
                                            Percent                 Percent
                                          of loans in              of loans in
(Dollars in thousands)         Allowance   category     Allowance   category
----------------------         ---------  -----------   ---------  -----------
Residential first mortgage
  and loans held for sale        1,263        46.7%       1,227         49.9%
Commercial real estate             549        13.8%         469         12.9%
Other commercial                 1,345        16.1%       1,064         14.0%
Consumer                         1,497        23.4%       1,346         23.2%
                                ------      ------       ------      -----
   Totals                        4,654       100.0%       4,106        100.0%
                                ======      ======       ======      =====

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

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificates of deposit with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:


                                 Certificates    Demand
(Dollars in thousands)            of Deposit    Deposits      Totals
                                 ------------   --------     -------
Within three months                $40,130      160,805      200,935
Three months to six months          26,450           --       26,450
Seven months to twelve months       10,329           --       10,329
Over twelve months                   3,556           --        3,556
                                   -------      -------      -------
   Totals                          $80,465      160,805      241,270
                                   =======      =======      =======


For additional information, see Note 6 to the Consolidated Financial Statements for the year ended December 31, 2000.

ADVANCES AND OTHER BORROWINGS

As a member of the Federal Home Loan Bank ("FHLB"), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members in the FHLB

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Banks have made use of repurchase agreements with various securities dealers. This process involves the "selling" of one or more of the securities in the Banks' portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although the Banks have offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by the Board of Directors, the Banks enter into repurchase agreements with local municipalities, and large balance customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:


(Dollars in thousands)                                For the year ended December 31,
                                                   --------------------------------------
                                                     2000           1999           1998
                                                   --------       --------       --------
FHLB Advances
  Amount outstanding at end of period .......      $196,791        208,650        125,886
  Average balance ...........................      $211,217        173,289        140,877
  Maximum outstanding at any month-end ......      $234,688        232,238        152,165
  Weighted average interest rate ............          6.35%          5.45%          5.63%

Repurchase Agreements:
  Amount outstanding at end of period .......      $ 24,877         19,766         17,239
  Average balance ...........................      $ 19,052         28,605         16,652
  Maximum outstanding at any month-end ......      $ 24,877         53,791         19,300
  Weighted average interest rate ............          5.39%          4.51%          4.70%


For additional information concerning the Company's advances and repurchase agreements, see Notes 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 2000.

                                  SUBSIDIARIES

The Company has eight direct subsidiaries, Glacier Bank (wholly owned), First Security (wholly owned), Valley (wholly owned), Big Sky (wholly owned), Mountain West (wholly owned), Whitefish (majority owned), Eureka (majority owned) and CFI (wholly owned). For information regarding the holding company, as separate from the subsidiaries, see Note 15 to the Consolidated Financial Statements for the year ended December 31, 2000.

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


                                    EMPLOYEES

As of December 31, 2000, the Company employed 423 persons, 358 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan. The Company considers its employee relations to be excellent. See Note 12 in the Consolidated Financial Statements for the year ended December 31, 2000 for detailed information regarding pension/savings plan costs and eligibility.


                           SUPERVISION AND REGULATION

INTRODUCTION

Banking is a highly regulated industry. Banking laws and regulations are primarily intended to protect depositors, not shareholders. The following discussion identifies some of the more significant state and federal laws and regulations affecting the banking industry. It is intended to provide a brief summary of these laws and regulations and, therefore, is not complete and is qualified by the statutes and regulations referenced.

BANK HOLDING COMPANY REGULATION

We are a bank holding company because of our ownership of Glacier Bank, Glacier Bank of Whitefish, Glacier Bank of Eureka, Valley Bank of Helena, First Security Bank of Missoula, Big Sky Western Bank and Mountain West Bank, all of which are Montana-state chartered commercial banks (with the exception of Mountain West Bank, an Idaho state-chartered bank), and all of which are members of the Federal Reserve (with the exception of Mountain West Bank, a non-Fed member FDIC-insured bank). As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended, which places us under the supervision of the Board of Governors of the Federal Reserve. We are required to file annual reports and additional information with the Federal Reserve, and we are periodically examined by the Federal Reserve.

In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they: (1) acquire control (i.e., 5% or more) of the voting shares of a bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Control of Nonbanks

With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines that the activities of such company are incidental or closely related to the business of banking.

Control Transactions

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of our outstanding shares or otherwise obtaining control over us.

TRANSACTIONS WITH AFFILIATES

We and our subsidiaries are affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

TIE-IN ARRANGEMENTS

We and our subsidiaries cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither we nor our subsidiaries may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

THE SUBSIDIARIES

General

With the exception of Mountain West Bank, our subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank is subject to regulation by the Idaho Department of Finance and by the FDIC as a state non-member commercial bank. In addition, the two Utah branches Mountain West Bank will acquire from Wells Fargo West, N.A. will be regulated to a limited extent by the Utah Department of Financial Institutions.

The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC and the Director must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to insiders--executive officers, directors, principal shareholders, and their related interests. Extensions of credit to insiders must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders. Also, extensions of credit to insiders must not involve more than the normal risk of repayment or present other unfavorable features.

Safety and Soundness Standards. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

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

Idaho has enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain "aging" requirements. Branches may not be acquired or opened separately in Idaho by an out-of-state bank, but once an out-of-state bank has acquired a bank within Idaho, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Idaho.

Utah has enacted "opting in" legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to a five year aging requirement. De novo branching by an out of state bank is prohibited; however, once an out of state bank has acquired a Utah branch, that bank may establish additional branches in Utah.


DEPOSIT INSURANCE

The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are subject to semi-annual deposit insurance premium assessments by the FDIC. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

The principal source of our cash revenues is dividends received from our subsidiary Banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.

CAPITAL ADEQUACY

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

Tier I capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. Except for the most highly rated banks, the minimum leverage ratio is 4%.

Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be "undercapitalized" are subject to certain mandatory supervisory corrective actions.

FINANCIAL SERVICES MODERNIZATION

The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

We do not believe that the act will negatively affect our operations. However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

EFFECTS OF GOVERNMENT MONETARY POLICY

Our earnings and growth are affected by general economic conditions, and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. We cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on us or our subsidiary Banks.


                                    TAXATION

FEDERAL TAXATION

The Company files consolidated federal, Montana, and Idaho income tax returns, using the accrual method of account. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 11 in the Consolidated Financial Statements for additional information.

STATE TAXATION

Under Montana law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provision of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana. Idaho imposes an 8% tax.

ITEM 2. PROPERTIES

At December 31, 2000, Glacier Bank owned 10 of its 13 offices, including its headquarters and other property having an aggregate book value of approximately $7.4 million, and lease the remaining branches.

Glacier Bank believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

The following table sets forth certain information regarding Glacier Bank's offices at December 31, 2000:


Office                City                  Services Offered             Ownership
------                ----                  ----------------             ---------
Main                  Kalispell, MT         Full Services                Owned
                                            Administration
Branch                Libby, MT             Full Services                Owned
Branch                Polson, MT            Full Services                Owned
Branch                Columbia Falls, MT    Full Services                Owned
Branch                Cut Bank, MT          Full Services                Owned
Branch                Bigfork, MT           Full Services                Leased
Branch                Evergreen area        Full Services                Owned
                       of Kalispell, MT
Branch                Billings, MT          Full Services                Owned
Branch                Buffalo Hill area     Full Services                Owned
                       of Kalispell, MT
Branch                Billings, MT          Full Services                Leased
                      Heights area          Supermarket Branch
Branch                Helena, MT            Full Services                Leased
                                            Supermarket Branch
Branch                Butte, MT             Full Services                Owned
Branch                Butte, MT             Full Services                Owned


First Security conducts banking activities from four locations in Missoula, Montana. The main office has undergone extensive remodeling, and the Great Northern Way office was new in 1996. The East Broadway facility was completed in 1992. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $2.4 million:


Office                      Services Offered            Ownership
------                      ----------------            ---------
Main                        Full Services               Owned
Branch                      Full Services               Owned
Branch                      Full Services               Owned
Branch                      Full Services               Leased


Valley conducts banking activities from three locations in Helena, MT. The main office has undergone extensive remodeling in 1998. Management believes that each facility is in excellent condition. The net book value of the below listed facilities is $1.9 million:


Office                         Services Offered            Ownership
------                         ----------------            ---------
Main                           Full Services               Owned
Branch                         Full Services               Owned
Branch                         Full Services               Leased
                               Supermarket Branch


Whitefish and Eureka each conduct their banking activities out of one office as listed below. Both institutions have undergone a major remodeling and have net book values of $639,000 and $532,000 respectively. Management believes that both facilities are currently in excellent condition:


Office                City                  Services Offered            Ownership
------                ----                  ----------------            ---------
Main                  Eureka, MT            Full Services               Owned
                                            Administration
Main                  Whitefish, MT         Full Services               Owned
                                            Administration


Big Sky conducts banking activities from three locations. Net book value of facilities and leasehold improvements is $3.4 million.


Office                City                         Services Offered            Ownership
------                ----                         ----------------            ---------
Main                  Big Sky, MT                  Full Services               Leased
                                                   Administration
Branch                Four Corners area
                       of Bozeman, MT              Full Services               Leased
Branch                Bozeman, MT                  Full Services               Owned

Mountain Bank conducts banking activities from five locations. Net book value of facilities and leasehold improvements is $2.2 million.


Office                City                         Services Offered             Ownership
------                ----                         ----------------             ---------
Main                  Coeur d'Alene, ID            Full Services                Owned
Branch                Hayden, ID                   Full Services                Lease Land
                                                                                Own Bldg.
Branch                Post Falls, ID               Full Services                Owned
Branch                Boise, ID                    Full Services                Leased
Branch                Ketchum, ID                  Lending Services             Leased


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

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

The Company's stock trades on the NASDAQ Stock Market, Inc., under the symbol:
GBCI. The primary market makers are: D.A. Davidson & Company, Inc.; Piper Jaffray Companies, Inc.; Herzog, Heine, Geduld, Inc.; Sherwood Securities Corporation, Dain Rauscher, Inc.; McDonald and Company; and Freedman, Billings, Ramsay & Company.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2000, there were approximately 4,900 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:


                            2000                   1999
                     ------------------      ------------------
Quarter               High        Low         High        Low
                     ------      ------      ------      ------
First .........      $14.82      $11.25      $19.84      $15.50
Second ........      $14.44      $11.00      $22.17      $15.70
Third .........      $13.38      $11.00      $21.71      $13.87
Fourth ........      $13.31      $11.00      $17.05      $13.53


The Company paid cash dividends on its common stock of $.59 and $.58 per share for the years ended December 31, 2000 and 1999, respectively.


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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA


                                                                                    At December 31,
                                                    -------------------------------------------------------------------------------
(dollars in thousands, except per share data)          2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
SUMMARY OF FINANCIAL CONDITION:
      Total assets ...............................  $ 1,056,712          974,001          786,802          748,526          675,580
      Investment securities ......................      211,888          209,312          119,087          128,638          126,689
      Loans receivable, net ......................      733,561          652,208          571,188          526,234          478,868
      Allowance for loan losses ..................       (7,799)          (6,722)          (5,668)          (4,654)          (4,106)
      Deposits ...................................      720,570          644,106          546,503          487,539          433,434
      Advances ...................................      196,791          208,650          125,886          147,660          152,116
      Other borrowed funds
         and repurchase agreements ...............       29,529           26,614           18,707           29,960           17,871
      Stockholders' equity .......................       98,113           85,056           84,146           73,537           61,620
      Equity per common share* ...................         8.57             7.44             7.85             5.75             5.20
      Equity as a percentage of total assets .....         9.28%            8.73%           10.69%            9.82%            9.12%


                                                                                Years ended December 31,
                                                    -------------------------------------------------------------------------------
(dollars in thousands, except per share data)           2000             1999            1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
SUMMARY OF OPERATIONS:
      Interest income ............................  $    78,837           64,719           58,828           55,612           50,481
      Interest expense ...........................       37,357           27,635           25,470           24,925           22,639
                                                    -----------      -----------      -----------      -----------      -----------
        Net interest income ......................       41,480           37,084           33,358           30,687           27,842
      Provision for loan losses ..................        1,864            1,723            1,735            1,052            1,017
      Non-interest income ........................       13,294           12,809           13,596           11,057           10,421
      Non-interest expense .......................       31,327           29,096           27,170           23,709           23,027
                                                    -----------      -----------      -----------      -----------      -----------
        Earnings before income taxes .............       21,583           19,074           18,049           16,983           14,219
      Income taxes ...............................        7,580            6,722            6,674            6,246            5,740
                                                    -----------      -----------      -----------      -----------      -----------
        Net earnings .............................       14,003           12,352           11,375           10,737            8,479
                                                    ===========      ===========      ===========      ===========      ===========
        Basic earnings per common share* .........         1.22             1.08             1.02             1.00             0.81
        Diluted earnings per common share* .......         1.21             1.07             1.00             0.98             0.80
        Dividends declared per share*  ...........         0.59             0.58             0.47             0.39             0.32


                                                                       At or for the years ended December 31,
                                                    -------------------------------------------------------------------------------
                                                       2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
RATIOS:
 Net earnings as a percent of
           average assets ........................         1.39%            1.41%            1.47%            1.50%            1.32%
           average stockholders' equity ..........        15.83%           14.60%           14.43%           15.89%           14.45%
Dividend payout ratio ............................        48.36%           53.70%           46.08%           39.00%           39.51%
Average equity to average asset ratio ............         8.78%            9.73%           10.22%            9.37%            9.13%
Net interest margin on average earning assets
             (tax equivalent) ....................         4.48%            4.67%            4.80%            4.74%            4.75%
Allowance for loan losses as a percent of loans...         1.05%            1.02%            0.98%            0.88%            0.85%
Allowance for loan losses as a percent of
        nonperforming assets .....................          372%             295%             185%             230%             215%


                                                                        At or for the years ended December 31,
                                                    -------------------------------------------------------------------------------
(dollars in thousands)                                  2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
OTHER DATA:
      Loans originated and purchased .............  $   570,652          528,325          516,497          341,766          363,891
      Loans serviced for others ..................  $   203,836          159,451          169,378          156,288          142,878
      Number of full time equivalent employees ...          423              434              412              368              361
      Number of offices ..........................           30               31               27               26               24
      Number of shareholders of record ...........        1,228            1,212              929              772              758

* revised for stock splits and dividends

All amounts have been restated to include mergers using the pooling of interests accounting method and includes the impact of purchasing minority interest in Valley Bank in 1998 and two Butte, Montana branches in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company is a Delaware corporation and at December 31, 2000 had six commercial banks located in Montana as subsidiaries: Glacier Bank, Glacier Bank of Whitefish, Glacier Bank of Eureka, First Security Bank of Missoula, Valley Bank of Helena, and Big Sky Western Bank. Mountain West Bank of Coeur d'Alene, Idaho is its seventh banking subsidiary. The following discussion and analysis includes the effect of the pooling-of-interests merger with Big Sky Western Bank and Mountain West Bank. Prior period information has been restated to include amounts from the Mountain West and Big Sky mergers. The Company reported earnings of $14,003,000 for the year ended December 31, 2000, or $1.22 basic earnings per share, and $1.21 diluted earnings per share, compared to $12,352,000, or $1.08 basic earnings per share and $1.07 diluted earnings per share, for the year ended December 31, 1999, and $11,375,000, or $1.02 basic and $1.00 diluted earnings per share for the year ended December 31, 1998. The continued improvement in net income can be attributed to an increase in earning assets, management of net interest margin, and strong non-interest income. The following narrative and tables focus on the significant financial changes which have taken place over the past years and include a discussion of the Company's financial condition, results of operations, and capital resources.

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long term borrowings, and net income. In addition, all seven subsidiaries are members of the Federal Home Loan Bank of Seattle. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. During 2000, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

Retention of a portion of Glacier Bancorp, Inc.'s earnings resulted in stockholders' equity at December 31, 2000 of $98,113,000, or 9.3% of assets, which compares with $85,056,000, or 8.7% of assets at December 31, 1999. Earnings retention and an increase in accumulated other comprehensive income of 15.4%, has exceeded the 8.5% growth in total assets. The stockholders' equity ratio remains well above required regulatory levels, and above the average of the Company's peers, providing flexibility in the management of assets.

FINANCIAL CONDITION

The following table summarizes the Company's major asset and liability components as a percentage of total assets at December 31, 2000, 1999, and 1998.


                                                                           December 31,
                                                                     -------------------------
                                                                     2000       1999     1998
                                                                     -----     -----     -----
ASSETS:
   Cash, and Cash Equivalents, Investment Securities, FHLB
     and Federal Reserve Stock ..................................     26.7%     28.6%     23.5%
   Real Estate Loans and Loans Held for Sale ....................     21.8%     23.1%     30.3%
   Commercial Loans .............................................     31.8%     28.7%     27.4%
   Consumer Loans ...............................................     15.9%     15.9%     15.6%
   Other Assets .................................................      3.8%      3.7%      3.2%
                                                                     -----     -----     -----
                                                                     100.0%    100.0%    100.0%
                                                                     =====     =====     =====
LIABILITIES AND STOCKHOLDER'S EQUITY:
   Deposit Accounts .............................................     68.2%     66.1%     69.5%
   FHLB Advances ................................................     18.6%     21.4%     16.0%
   Other Borrowings and Repurchase Agreements ...................      2.8%      2.7%      2.4%
   Other Liabilities ............................................      1.1%      1.1%      1.4%
   Stockholders' Equity .........................................      9.3%      8.7%     10.7%
                                                                     -----     -----     -----
                                                                     100.0%    100.0%    100.0%
                                                                     =====     =====     =====

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

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2000, we had a negative GAP position at six and twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 19.01% which compares to a negative 24.22% at December 31, 1999 and a positive 2.51% at December 31, 1998. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. Using this analysis to join GAP information with earnings data produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.


                                                                  Projected maturity or repricing
                                                  -----------------------------------------------------------------
                                                    0-6            6-12          1-5        More than
(dollars in thousands)                             Months         Months        years        5 years        Total
                                                  ---------     ---------     ---------     ---------     ---------
ASSETS:
         Interest bearing deposits ...........    $  10,330             -             -             -        10,330
         Investment securities ...............          740           339         6,630        63,706        71,415
         Mortgage-backed securities ..........        8,626        10,194        51,204        70,449       140,473
         Floating rate loans .................      191,600        27,155       113,303         2,365       334,423
         Fixed rate loans ....................       75,182        55,849       187,698        80,409       399,138
         Other earning assets ................       16,435             -             -         1,663        18,098
                                                  ---------     ---------     ---------     ---------     ---------
TOTAL INTEREST BEARING ASSETS ................    $ 302,913        93,537       358,835       218,592       973,877
                                                  =========     =========     =========     =========     =========

LIABILITIES:
         Interest-bearing deposits ...........      354,617        49,209        25,824       149,713       579,363
         FHLB advances .......................      104,001        69,570        16,490         6,730       196,791
         Other borrowed funds and repurchase
           agreements ........................       29,382           147             -             -        29,529
                                                  ---------     ---------     ---------     ---------     ---------
TOTAL INTEREST BEARING LIABILITIES ...........    $ 488,000       118,926        42,314       156,443       805,683
                                                  =========     =========     =========     =========     =========

Repricing gap ................................    $(185,087)      (25,389)      316,521        62,149       168,194
Cumulative repricing gap .....................     (185,087)     (210,476)      106,045       168,194
Cumulative gap as a % of total assets ........       -19.01%       -21.61%        10.89%        17.27%

Gap Earnings Sensitivity (1) .................                  $ (1,284)

Gap Earnings Sensitivity Ratio (2) ...........                  $  -9.17%


(1) Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1% of (-$210,476 + $82,086))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $14,003. A 1% increase in interest rates has this estimated percentage decrease effect on annual income.

This table estimates the repricing maturities of the Company's assets and liabilities, based upon the Company's assessment of the repricing characteristics of the various instruments. Interest-bearing checking and regular savings are included in the more than 5 years category. Money market balances are included in the less than 6 months category. Mortgage-backed securities are at the anticipated principal payments based on the weighted-average-life.

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. The interest spread for 2000 was slightly lower than the prior year. The net interest margin decreased slightly in 2000 from 4.67% to 4.48%, primarily the result of an increase in rates on deposits and borrowings. Increased asset levels, and increased interest-free funding resulted in significantly higher net interest income.


                                                                         December 31,(1)
                                                                     ----------------------
                                                                     2000     1999     1998
                                                                     ----     ----     ----
Combined weighted average yield on loans and investments(2) .....    8.51%    7.97%    8.21%
Combined weighted average rate paid on savings deposits
      and borrowings ............................................    4.89%    4.24%    4.47%
Net interest spread .............................................    3.62%    3.73%    3.74%
Net interest margin(3) ..........................................    4.48%    4.67%    4.80%


(1) Weighted averages are computed without the effect of compounding daily interest.

(2) Includes dividends received on capital stock of the FHLB and Federal Reserve Bank.

(3) The net interest margin (net yield on average interest earning assets) is interest income from loans and investments (tax free income adjusted for tax effect) less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets.



YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

FINANCIAL CONDITION

Total assets increased $82,711,000, or 8.5% over the December 31, 1999 asset level. Total loans outstanding increased 12.6%, or $82,969,000 with the largest increase occurring in the commercial classification which increased $61,316,000, or 21.9%. Consumer loans increased $15,342,000, or 9.9%. Residential real estate loans and loans held for sale increased $6,311,000 or 2.8%. Investment securities increased $2,576,000, or 1.2%.

Total liabilities increased $69,654,000, or 7.8%, with non-interest bearing deposits up $14,280,000, or 11.3%, and interest bearing deposits up $62,184,000, or 12.0%. Federal Home Loan Bank advances decreased $11,859,000, or 5.7%. Securities sold under repurchase agreements and other borrowed funds were up $2,915,000, or 11.0%.

Total stockholders' equity increased $13,057,000, or 15.4%, the result of earnings retention, and $5,689,000 net increase from the unrealized gain (loss) on the securities available-for-sale.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $78,837,000 compared to $64,719,000 for the years ended December 31, 2000 and 1999, respectively, a $14,118,000, or 21.8% increase. The weighted average yield on the loan and investment portfolios increased from 7.97% to 8.51%, the results of higher interest rates, increased volumes in loans, and the continued change in loan mix from real estate loans to higher yielding commercial and consumer loans.

INTEREST EXPENSE - Interest expense was $37,357,000 for the year ended December 31, 2000, up from $27,635,000 in 1999, a $9,722,000, or 35.2%, increase. The increase is due to higher interest rates and larger balances during the year in interest bearing deposits and FHLB advances. Repurchase agreements and other borrowed funds and related interest expense increased during 2000. The increased interest expense resulting from the higher balances, and rates, in interest bearing liabilities was partially offset by the increase in non-interest bearing deposits. The cost of interest bearing liabilities increased from 4.2% in 1999 to 4.9% in 2000.

NET INTEREST INCOME - Net interest income was $41,480,000 compared to $37,084,000 in 1999, an increase of $4,396,000, or 11.9%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $1,864,000 for 2000, up slightly from $1,723,000 for 1999. Total loans charged off, net of recoveries, were $787,000 in 2000, up from the $669,000 experienced in 1999. The allowance for loan losses balance was $7,799,000 at year end 2000, up from $6,722,000 at year end 1999, an increase of $1,077,000. At December 31, 2000, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,097,000 or .20% of total assets; compared to $2,278,000 or .23% of total assets at December 31, 1999. The allowance for loan losses was 372% of non-performing assets at December 31, 2000, up from 295% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.06% from 1.02 % at the 2000 and 1999 year ends. The allowance for losses has increased primarily because of the changing mix of loans from residential real estate to more commercial and consumer loans which historically have greater credit risk along with higher loan rates.

NON-INTEREST INCOME - Total non-interest income of $13,294,000 was up $485,000, or 3.8% from 1999. Loan fees and charges were $164,000 below the prior year, due mostly to a slowdown in real estate loan origination and sale activity resulting from higher mortgage rates in 2000. Increased volumes in deposit accounts resulted in an increase in fee income of $1,423,000 from service charges and other fees. Other income was up $257,000, most of which was from the sale of two small branches in 2000. The gain on sale of investments was $51,000 in 2000, up from $23,000 in 1999.

NON-INTEREST EXPENSE - Total non-interest expense increased from $29,096,000 to $31,327,000 an increase of $2,231,000, or 7.7%. Compensation, employee benefits, and related expenses increased $1,657,000, or 11.4% from 1999 resulting from additional branch and data center staffing, increased activity volumes, and other normal increases. Occupancy and equipment expense increased $658,000, or 15.8% from 1999, the result of bringing more data processing functions in-house, the substantial investment in enhanced technology for transaction imaging and internet banking, and additional expenses from the new branch offices. Data processing and other expenses were up $98,000, or 8.1%,. The other category of expense is the minority interest in subsidiaries which increased $10,000.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 57.2% in 2000, down from 58.3% in 1999, which compares favorably with similar sized bank holding companies nationally which average approximately 63.5%.

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

Total assets increased $187,199,000 or 23.8% over the December 31, 1998 asset level. Total loans outstanding increased 14.2%, or $81,020,000 with the largest increase occurring in the commercial classification which increased $63,720,000, or 29.5%. Consumer loans increased $31,464,000 or 25.6%. Residential real estate loans and loans held for sale declined $13,114,000 or 5.5%, in accordance with management's plan to reduce the balances on real estate loans which generally have lower interest rates than other loan types. Investment securities increased $90,225,000, or 75.8%. Higher investment yields, a steeper yield curve, and the Butte branch acquisition from Washington Mutual provided an opportunity to increase the investment portfolio.

Total liabilities increased $186,289,000, or 26.5%, with non-interest bearing deposits up $10,973,000, or 9.5%, and interest bearing deposits up $86,630,000 or 20.1%. Federal Home Loan Bank advances increased $82,764,000, or 65.7%. Securities sold under repurchase agreements and other borrowed funds were up $7,907,000, or 42.3%.

Total stockholders' equity increased $910,000 or 1.1%, the result of earnings retention, offset by a $6,604,000 net change in accumulated other comprehensive income (loss), the result of unrealized losses on securities available-for-sale.

RESULTS OF OPERATIONS

INTEREST INCOME - Interest income was $64,719,000 compared to $58,828,000 for the years ended December 31, 1999 and 1998, respectively, a $5,891,000 or 10% increase. The weighted average yield on the loan and investment portfolios decreased from 8.2% to 8.0%. This decrease in yield was offset by increased volumes in loans, and the change in loan mix from real estate loans to higher yielding commercial and consumer loans, increasing interest income.

INTEREST EXPENSE - Interest expense was $27,635,000 for the year ended December 31, 1999, up from $25,470,000 in 1998, a $2,165,000, or 8.5%, increase. The increase is due to higher balances in interest bearing deposits, Federal Home Loan Bank advances, repurchase agreements and other borrowed funds during 1999. The increased interest expense resulting from the higher balances in interest bearing liabilities was partially offset by reduced rates and by the increase in non-interest bearing deposits. The yield on interest bearing liabilities declined from 4.5% in 1998 to 4.2% in 1999.

NET INTEREST INCOME - Net interest income was $37,084,000 compared to $33,358,000 in 1998, an increase of $3,726,000, or 11.2%, the net result of the items discussed in the above paragraphs.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $1,723,000 for 1999, down slightly from $1,735,000 for 1998. Total loans charged off, net of recoveries, were $669,000 in 1999, down from the $721,000 experienced in 1998. The allowance for loan losses balance was $6,722,000 at year end 1999, up from $5,668,000 at year end 1998, an increase of $1,054,000. At December 31, 1999, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,278,000 or .23% of total assets; compared to $3,067,000 or .39% of total assets at December 31, 1998. The allowance for loan losses was 295% of non-performing assets at December 31, 1999, up from 185% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.02% from .98% at the 1999 and 1998 year ends. The allowance for losses has increased primarily because of the changing mix of loans from residential real estate to more commercial and consumer loans which historically have greater credit risk along with higher loan rates.

NON-INTEREST INCOME - Total non-interest income of $12,809,000 was down $787,000, or 5.8% from 1998 which included one time gains on the sale of the credit card portfolio of $457,000, and $102,000 from the sale of the trust business. Loan fees and charges were approximately the same as the prior year. Increased volumes in deposit accounts resulted in an increase in fee income of $499,000 from service charges and other fees. Other income was down $485,000 most of which was the gain on sale of credit card and trust business in 1998. The gain on sale of investments was $23,000 in 1999, down from $62,000 in 1998. Real estate loans sold totaled $158,204,000 in 1999 down from $205,783,000 in 1998. Commercial loan sales totaled $10,796,000 and $8,756,000 for 1999 and 1998, respectively.

NON-INTEREST EXPENSE - Total non-interest expense increased from $27,170,000 to $29,096,000 an increase of $1,926,000, or 7.1%. Compensation, employee benefits, and related expenses increased $1,166,000, or 8.7% from 1998, with the new branches and expanded data processing staff included. Occupancy and equipment expense increased $585,000, or 16.3% from 1998, the result of bringing more data processing functions in-house, the substantial investment in enhanced technology for transaction imaging and internet banking, and additional expenses from the new branch offices. Data processing and other expenses were up $269,000, or 2.7%, primarily the result of increased volumes and $78,000 in amortization of the premium paid for the Butte acquisition. The other category of expense is the minority interest in subsidiaries which decreased $94,000, resulting from the acquisition of minority shares in 1998.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 58.3% in 1999, up from 57.9% in 1998, as compared with similar sized bank holding companies nationally which average approximately 61.28%.

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

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential loner-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance lever for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000 and 1999 as compared to the 10% Board approved policy limit.


+200 bp                                           2000          1999
-------                                           ----          ----
Estimated sensitivity .......................     -2.75%       -3.66%
Estimated decrease in net interest income ...    $(1,141)      (1,357)

-200 bp
-------

Estimated sensitivity .......................       1.73%        2.68%
Estimated increase in net interest income ...    $   718          994



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

FORWARD-LOOKING INFORMATION

In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing the Company, of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that might cause actual results to differ materially form those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the statement. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the pages indicated.


                                                                                Page
                                                                                ----
Independent Auditors' Report                                                    30
Consolidated Statements of Financial Condition                                  32
Consolidated Statements of Operations                                           33
Consolidated Statements of Stockholders' Equity and Comprehensive Income        34
Consolidated Statements of Cash Flows                                           35
Notes to Consolidated Financial Statements                                      36-59

                          Independent Auditors' Report



The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Mountain West Bank, acquired by Glacier Bancorp, Inc. on February 4, 2000 in a pooling of interests, which financial statements reflect net interest income and net income constituting 9.6% and 4.0%, respectively, of the related 1998 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mountain West Bank, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Billings, Montana
February 2, 2001

                        Report of Independent Accountants


The Board of Directors and Stockholders
Mountain West Bank


In our opinion, the statements of income, comprehensive income, changes in stockholders' equity and of cash flows for the year ended March 31, 1999 of Mountain West Bank (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Mountain West Bank for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Mountain West Bank for any period subsequent to March 31, 1999.


/s/ PricewaterhouseCoopers LLP


Spokane, Washington
May 19, 1999

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                           December 31,
                                                                                                   -----------------------------
(dollars in thousands except per share data)                                                          2000             1999
                                                                                                   -----------       -----------
ASSETS:
        Cash on hand and in banks ...........................................................      $    41,456            50,590
        Federal funds sold ..................................................................               --                64
        Interest bearing cash deposits ......................................................           10,330             1,711
                                                                                                   -----------       -----------
             Cash and cash equivalents ......................................................           51,786            52,365

        Investment securities, available-for-sale ...........................................          211,888           209,312
        Loans receivable, net ...............................................................          726,503           646,312
        Loans held for sale .................................................................            7,058             5,896
        Premises and equipment, net .........................................................           25,016            24,670
        Real estate and other assets owned, net .............................................              291               550
        Federal Home Loan Bank of Seattle stock, at cost ....................................           16,436            15,134
        Federal Reserve Bank stock, at cost .................................................            1,662             1,467
        Accrued interest receivable .........................................................            6,637             5,611
        Goodwill and other intangibles, net of accumulated amortization of $1,556
           and $1,012 at December 31, 2000, and 1999, respectively ..........................            6,493             7,035
        Deferred tax asset ..................................................................               --             2,959
        Other assets ........................................................................            2,942             2,690
                                                                                                   -----------       -----------
                                                                                                   $ 1,056,712           974,001
                                                                                                   ===========       ===========
LIABILITIES:
        Deposits - non-interest bearing .....................................................      $   141,207           126,927
        Deposits - interest bearing .........................................................          579,363           517,179
        Advances from Federal Home Loan Bank of Seattle .....................................          196,791           208,650
        Securities sold under agreements to repurchase ......................................           24,877            19,766
        Other borrowed funds ................................................................            4,652             6,848
        Accrued interest payable ............................................................            4,591             2,717
        Current income taxes ................................................................               17               108
        Deferred income taxes ...............................................................              578                --
        Minority interest ...................................................................              338               308
        Other liabilities ...................................................................            6,185             6,442
                                                                                                   -----------       -----------
             Total liabilities ..............................................................          958,599           888,945

STOCKHOLDERS' EQUITY:
        Preferred shares, 1,000,000 shares authorized. None outstanding
           at December 31, 2000 and 1999 ....................................................               --                --
        Common stock, $.01 par value per share.  50,000,000 shares authorized, 11,447,150
            and 10,394,041 outstanding at December 31, 2000 and 1999, respectively ..........              114               104
        Paid-in capital .....................................................................          101,828            87,387
        Retained earnings (accumulated deficit) - substantially restricted ..................           (4,087)            2,996
        Accumulated other comprehensive income (loss) .......................................              258            (5,431)
                                                                                                   -----------       -----------
             Total stockholders' equity .....................................................           98,113            85,056
                                                                                                   -----------       -----------
                                                                                                   $ 1,056,712           974,001
                                                                                                   ===========       ===========


           See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years ended December 31,
                                                                    ---------------------------------
(dollars in thousands except per share data)                         2000         1999         1998
                                                                    -------      -------      -------
INTEREST INCOME:
        Real estate loans ....................................      $19,557       17,875       19,404
        Commercial loans .....................................       28,784       21,499       18,250
        Consumer and other loans .............................       14,856       12,367       11,907
        Investment securities and other ......................       15,640       12,978        9,267
                                                                    -------      -------      -------

          TOTAL INTEREST INCOME ..............................       78,837       64,719       58,828
                                                                    -------      -------      -------

INTEREST EXPENSE:
        Deposits .............................................       22,674       16,494       16,567
        Advances .............................................       13,454        9,460        7,939
        Securities sold under agreements to repurchase .......          949        1,318          772
        Other borrowed funds .................................          280          363          192
                                                                    -------      -------      -------

          TOTAL INTEREST EXPENSE .............................       37,357       27,635       25,470
                                                                    -------      -------      -------

          NET INTEREST INCOME ................................       41,480       37,084       33,358

        Provision for loan losses ............................        1,864        1,723        1,735
                                                                    -------      -------      -------
          NET INTEREST INCOME AFTER PROVISION
           FOR LOAN LOSSES ...................................       39,616       35,361       31,623

NON-INTEREST INCOME:
        Service charges and other fees .......................        7,839        6,416        5,917
        Miscellaneous loan fees and charges ..................        1,917        2,081        2,089
        Gain on sale loans ...................................        2,049        3,108        3,862
        Gain on sale of investments, net .....................           51           23           62
        Other income .........................................        1,438        1,181        1,666
                                                                    -------      -------      -------
          TOTAL NON-INTEREST INCOME ..........................       13,294       12,809       13,596
                                                                    -------      -------      -------

NON-INTEREST EXPENSE:
        Compensation, employee benefits and related expenses .       16,214       14,557       13,391
        Occupancy expense ....................................        4,830        4,172        3,587
        Data processing expense ..............................        1,313        1,215        1,347
        Other expense ........................................        8,909        9,101        8,700
        Minority interest ....................................           61           51          145
                                                                    -------      -------      -------

          TOTAL NON-INTEREST EXPENSE .........................       31,327       29,096       27,170
                                                                    -------      -------      -------

Earnings before income taxes .................................       21,583       19,074       18,049
   Federal and state income tax expense ......................        7,580        6,722        6,674
                                                                    -------      -------      -------

NET EARNINGS .................................................      $14,003       12,352       11,375
                                                                    =======      =======      =======

        BASIC EARNINGS PER SHARE .............................      $  1.22         1.08         1.02
        DILUTED EARNINGS PER SHARE ...........................      $  1.21         1.07         1.00


          See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  Years ended December 31, 2000, 1999, and 1998





                                                                                        Common Stock
                                                                                -----------------------------        Paid-in
(Dollars in thousands except per share data)                                      Shares             Amount          capital
                                                                                -----------       -----------      -----------
Balance at December 31, 1997 .............................................        8,259,742       $        83           42,760
Comprehensive income:
     Net earnings ........................................................               --                --               --
     Unrealized loss on securities, net of reclassification adjustment ...               --                --               --

Total comprehensive income ...............................................               --                --               --

Transfer from retained earnings to additional paid in capital ............               --                --              100
Cash dividends declared ($.57 per share) .................................               --                --               --
Stock options exercised ..................................................          153,459                 1            1,572
Tax benefit from stock related compensation ..............................               --                --              386
Increase in stock grant earned ...........................................               --                --               15
10% stock dividend .......................................................          847,131                 8           19,149
Additional shares issued .................................................           83,761                 1            2,198
                                                                                -----------       -----------      -----------
Balance at December 31, 1998 .............................................        9,344,093       $        93           66,180

Comprehensive income:
     Net earnings ........................................................               --                --               --
     Unrealized loss on securities, net of reclassification adjustment ...               --                --               --

Total comprehensive income ...............................................               --                --               --


Cash dividends declared ($.64 per share) .................................               --                --               --
Stock options exercised ..................................................          113,049                 1            1,091
Tax benefit from stock related compensation ..............................               --                --              240
10% stock dividend .......................................................          936,899                10           19,876
Fiscal year conforming adjustment ........................................               --                --               --
                                                                                -----------       -----------      -----------
Balance at December 31, 1999 .............................................       10,394,041       $       104           87,387

Comprehensive income:
     Net earnings ........................................................               --                --               --
     Unrealized gain on securities, net of reclassification adjustment ...               --                --               --

Total comprehensive income ...............................................               --                --               --


Cash dividends declared ($.59 per share) .................................               --                --               --
Stock options exercised ..................................................           14,161                --              134
Tax benefit from stock related compensation ..............................               --                --               16
10% stock dividend .......................................................        1,039,608                10           14,302
Dissenting Mountain West shareholders ....................................             (660)               --              (11)
                                                                                -----------       -----------      -----------
Balance at December 31, 2000 .............................................       11,447,150       $       114          101,828
                                                                                ===========       ===========      ===========

                                                                                  Retained
                                                                                  earnings         Accumulated
                                                                                (accumulated       other comp-         Total
                                                                                  deficit)          rehensive          stock-
                                                                                substantially        income           holders'
(Dollars in thousands except per share data)                                     restricted          (loss)            equity
                                                                                -------------      -----------       -----------
Balance at December 31, 1997 .............................................            29,504             1,191            73,538
Comprehensive income:
     Net earnings ........................................................            11,375                --            11,375
     Unrealized loss on securities, net of reclassification adjustment ...                --               (18)              (18)
                                                                                                                     -----------
Total comprehensive income ...............................................                --                --            11,357
                                                                                                                     -----------
Transfer from retained earnings to additional paid in capital ............              (100)               --                --
Cash dividends declared ($.57 per share) .................................            (4,922)               --            (4,922)
Stock options exercised ..................................................                --                --             1,573
Tax benefit from stock related compensation ..............................                --                --               386
Increase in stock grant earned ...........................................                --                --                15
10% stock dividend .......................................................           (19,157)               --                --
Additional shares issued .................................................                --                --             2,199
                                                                                 -----------       -----------       -----------
Balance at December 31, 1998 .............................................            16,700             1,173            84,146

Comprehensive income:
     Net earnings ........................................................            12,352                --            12,352
     Unrealized loss on securities, net of reclassification adjustment ...                --            (6,604)           (6,604)
                                                                                                                     -----------
Total comprehensive income ...............................................                --                --             5,748
                                                                                                                     -----------

Cash dividends declared ($.64 per share) .................................            (6,076)               --            (6,076)
Stock options exercised ..................................................                --                --             1,092
Tax benefit from stock related compensation ..............................                --                --               240
10% stock dividend .......................................................           (19,905)               --               (19)
Fiscal year conforming adjustment ........................................               (75)               --               (75)
                                                                                 -----------       -----------       -----------
Balance at December 31, 1999 .............................................             2,996            (5,431)           85,056

Comprehensive income:
     Net earnings ........................................................            14,003                --            14,003
     Unrealized gain on securities, net of reclassification adjustment ...                --             5,689             5,689
                                                                                                                     -----------
Total comprehensive income ...............................................                --                --            19,692
                                                                                                                     -----------

Cash dividends declared ($.59 per share) .................................            (6,752)               --            (6,752)
Stock options exercised ..................................................                --                --               134
Tax benefit from stock related compensation ..............................                --                --                16
10% stock dividend .......................................................           (14,334)                                (22)
Dissenting Mountain West shareholders ....................................                --                --               (11)
                                                                                 -----------       -----------       -----------
Balance at December 31, 2000 .............................................            (4,087)              258            98,113
                                                                                 ===========       ===========       ===========

                                                                                               Year ended December 31,
                                                                                       -----------------------------------
Disclosure of reclassification amount:                                                  2000          1999          1998
                                                                                       -------       -------       -------
     Unrealized and realized holding gains (losses) arising during the year .........  $ 9,347       (10,929)          (98)
     Transfer from held to maturity .................................................       --           288            --
     Tax (expense) benefit ..........................................................   (3,693)        4,021            39
                                                                                       -------       -------       -------
          Net after tax .............................................................    5,654        (6,620)          (59)
                                                                                       -------       -------       -------
   Reclassification adjustment for gains included in net income .....................       51            23            62
     Tax expense ....................................................................      (16)           (7)          (21)
                                                                                       -------       -------       -------
          Net after tax .............................................................       35            16            41
                                                                                       -------       -------       -------
            Net change in unrealized gain (loss) on available-for-sale securities ...  $ 5,689        (6,604)          (18)
                                                                                       =======       =======       =======


See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Years ended December 31,
                                                                                      -----------------------------------------
(dollars in thousands)                                                                  2000            1999            1998
                                                                                      ---------       ---------       ---------
OPERATING ACTIVITIES :
        Net earnings ...........................................................      $  14,003          12,352          11,375
        Adjustments to reconcile net earnings to net
          cash provided by (used in) operating activities:
          Mortgage loans held for sale originated or acquired ..................       (103,284)       (143,313)       (207,622)
          Proceeds from sales of mortgage loans held for sale ..................        102,122         158,204         205,783
          Proceeds from sales of commercial loans ..............................         23,314          10,796           8,756
          Provision for loan losses ............................................          1,864           1,723           1,735
          Depreciation of premises and equipment ...............................          2,315           1,883           1,596
          Amortization of goodwill and deposit premium .........................            542             305             165
          Gain on sale of investments ..........................................            (51)            (23)            (62)
          Gain on sale of loans ................................................         (2,049)         (3,108)         (3,862)
          Amortization of investment securities premiums and discounts, net ....            162             196            (196)
          FHLB stock dividends .................................................         (1,022)         (1,038)           (973)
          Gain on sale of branches .............................................           (198)             --              --
          Deferred tax benefit .................................................           (139)           (207)            (99)
          Net (increase) decrease in accrued interest receivable ...............         (1,026)           (867)             15
          Net increase in accrued interest payable .............................          1,874             394           1,155
          Net increase (decrease) in current income taxes ......................            (75)            475            (632)
          Net (increase) decrease in other assets ..............................              2            (320)            (77)
          Net increase (decrease) in other liabilities and minority interest ...           (108)           (683)          1,439
                                                                                      ---------       ---------       ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES .........................         38,246          36,769          18,496
                                                                                      ---------       ---------       ---------

INVESTING ACTIVITIES:
        Proceeds from  sales, maturities and prepayments of investment
            securities available-for-sale ......................................         34,042          38,279          38,142
        Purchases of investment securities available-for-sale ..................        (27,335)       (142,852)        (36,916)
        Proceeds from maturities and prepayments of investment
            securities held-to-maturity ........................................             --             841           9,775
        Purchases of investment securities held-to-maturity ....................             --          12,057          (1,130)
        Principal collected on installment and commercial loans ................        231,674         169,429         162,626
        Installment and commercial loans originated or acquired ................       (334,904)       (290,174)       (236,378)
        Principal collections on mortgage loans ................................        128,714          98,397          95,945
        Mortgage loans originated or acquired ..................................       (132,464)        (94,838)        (72,497)
        Net purchase of FHLB and FRB stock .....................................           (475)         (1,788)           (879)
        Net payments for sale of branches ......................................           (901)             --              --
        Net addition of premises and equipment .................................         (3,307)         (5,799)         (4,791)
        Acquisition of minority interest .......................................             --              --            (236)
        Acquisition of branch deposits .........................................             --          (4,739)             --
                                                                                      ---------       ---------       ---------
             NET CASH USED IN INVESTING ACTIVITIES .............................       (104,956)       (221,187)        (46,339)
                                                                                      ---------       ---------       ---------

FINANCING ACTIVITIES:
        Net increase in deposits ...............................................         81,878          99,263          59,586
        Net increase (decrease) in FHLB advances and other borrowed funds ......        (14,055)         87,971         (28,593)
        Net increase (decrease) in securities sold under repurchase agreements .          5,111           2,527          (4,434)
        Cash dividends paid to stockholders ....................................         (6,904)         (5,923)         (4,237)
        Proceeds from exercise of stock options and other stock issued .........            101           1,073           1,573
                                                                                      ---------       ---------       ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................         66,131         184,911          23,895
                                                                                      ---------       ---------       ---------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................           (579)            493          (3,948)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         52,365          51,872          55,252
                                                                                      ---------       ---------       ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................      $  51,786          52,365          51,304
                                                                                      =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the year for interest .................................      $  35,483          27,241          24,315
        Cash paid during the year for income taxes .............................      $   7,794           6,247           7,348


NON-CASH INVESTING AND FINANCING ACTIVITY

        During the year ended December 31, 2000, the Company sold branches with net loans of $3,660 and deposits of $5,414. At December 31, 2000 and 1999, the Company had dividends payable of $1,758 and $1,910, respectively. Dividends payable are included in other liabilities.

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

Glacier Bancorp, Inc. (the "Company"), a Delaware corporation organized in 1990, is a multi-bank holding company which provides a full range of banking services to individual and corporate customers in Montana and Idaho through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

The accounting and consolidated financial statement reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

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

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its seven subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Glacier Bank of Whitefish ("Whitefish"), Glacier Bank of Eureka ("Eureka"), Valley Bank of Helena ("Valley), Big Sky Western Bank, ("Big Sky"), Mountain West Bank in Idaho, ("Mountain West"), and Community First, Inc. ("CFI"). All significant inter-company transactions have been eliminated in consolidation. The Company owns 94% of the outstanding stock of Whitefish, 98% of Eureka, and 100% of Glacier, First Security, Valley, Big Sky, Mountain West and CFI.

Valley was acquired on August 31, 1998 through an exchange of stock with HUB Financial Corp. (HUB), formerly the parent company of Valley and the minority shareholders of Valley. The transaction with the minority shareholders was accounted for as a purchase. Financial information from August 31, 1998 forward includes the results of operations previously attributable to the minority interest. Big Sky was acquired on January 20, 1999 and Mountain West was acquired February 4, 2000. The pooling of interests method of accounting was used for the merger transaction with HUB, Big Sky, and Mountain West. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the level-yield interest method. The cost of any investment, if sold, is determined by specific identification. Declines in the fair value of securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value is reduced to fair value.

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the January 1, 1999 consolidated statement of financial condition of this reclassification of all the Company's held-to-maturity securities, with an amortized cost of approximately $8,272,000, was an increase in total assets of $288,000, deferred tax liabilities of $98,000 and unrealized gains on securities available-for-sale of $190,000.

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

(f) LOANS HELD FOR SALE

Mortgage and commercial loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized by charges to income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interests in the loan, is received in exchange. A gain is recognized to the extent the selling price exceeds the carrying value.

(g) ALLOWANCE FOR LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

The Company also provides an allowance for losses on impaired loans. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such cases, impairment is measured by determining the current value of the collateral, reduced by anticipated selling costs. The Company recognizes interest income on impaired loans only to the extent the cash payments are received.

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

(j) RESTRICTED STOCK INVESTMENTS

The Company holds stock in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost

(k) GOODWILL AND OTHER INTANGIBLES

The excess of purchase price over the fair value of net assets from acquisitions ("Goodwill") is being amortized using the straight-line method over periods of primarily 5 to 25 years. The Company assesses the recoverability of Goodwill by determining whether the unamortized balance related to an acquisition can be recovered through undiscounted future cash flows over the remaining amortization period. As of December 31, 2000 and 1999, the carrying value of goodwill was $4,946,000 and $5,289,000, respectively.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. As of December 31, 2000 and 1999, the carrying value of core deposit intangibles was $1,547,000 and $1,746,000, respectively

(l) INCOME TAXES

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

(n) LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2000 and 1999 there were no assets that were considered impaired.

(o) MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights when rights are acquired through purchase or through sale of financial assets. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. Fair value is determined using prices for similar assets with similar characteristics when available, based upon discounted cash flows using market-based assumptions. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.

As of December 31, 2000 and 1999 the carrying value of servicing rights was approximately $984,000 and $1,007,000, respectively. Amortization expense of $85,000, $175,000, and $145,000 was recognized in the years ended December 31, 2000, 1999, and 1998, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the life of the loan. There was no impairment of carrying value at December 31, 2000 or 1999. At December 31, 2000, the fair value of mortgage servicing rights was approximately $1,358,000.

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

(r)  RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2.  CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2000 was $4,560,000

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows at:

                                DECEMBER 31, 2000


Dollars in thousands                                                          Gross Unrealized         Estimated
                                                  Weighted    Amortized     ---------------------        Fair
                                                    Yield       Cost         Gains        Losses         Value
                                                  --------    ---------     -------       -------      ---------
AVAILABLE-FOR-SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year .....................    5.05%          500           --            (3)          497
  maturing one year through five years .........    6.33%        4,975            5           (25)        4,955
  maturing five years through ten years ........    6.92%        3,050           24           (11)        3,063
  maturing after ten years .....................    7.20%        1,070           --           (12)        1,058
                                                               -------      -------       -------       -------
                                                    6.55%        9,595           29           (51)        9,573
                                                               -------      -------       -------       -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year .....................    5.47%          600            1           (19)          582
  maturing one year through five years .........    5.17%        1,635           41            (1)        1,675
  maturing five years through ten years ........    7.53%        4,047           34           (99)        3,982
  maturing after ten years .....................    5.50%       54,561        1,612          (570)       55,603
                                                               -------      -------       -------       -------
                                                    5.63%       60,843        1,688          (689)       61,842
                                                               -------      -------       -------       -------

MORTGAGE-BACKED SECURITIES .....................    6.79%       39,374          268          (157)       39,485

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .......    6.94%      101,635          396        (1,043)      100,988
                                                               -------      -------       -------       -------
       TOTAL AVAILABLE FOR SALE SECURITIES .....    6.52%      211,447        2,381        (1,940)      211,888
                                                               =======      =======       =======       =======


                                DECEMBER 31, 1999


Dollars in thousands                                                             Gross Unrealized         Estimated
                                                      Weighted   Amortized     ---------------------        Fair
                                                       Yield       Cost        Gains         Losses        Value
                                                      --------   ---------     -------       -------      ---------
AVAILABLE FOR SALE
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year ....................        5.98%        1,998            3            (4)        1,997
  maturing one year through five years ........        6.37%        4,980           15          (105)        4,891
  maturing five years though ten years ........        6.76%        4,546           --          (221)        4,325
  maturing after ten years ....................        5.20%        1,322            2           (13)        1,310
                                                                  -------      -------       -------       -------
                                                       6.33%       12,846           20          (343)       12,523
                                                                  -------      -------       -------       -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ....................        6.50%          397            1           (49)          349
  maturing one year through five years ........        4.92%        1,302           14            (5)        1,311
  maturing five years through ten years .......        6.88%        4,120           25           (20)        4,125
  maturing after ten years ....................        5.21%       46,698           39        (2,985)       43,752
                                                                  -------      -------       -------       -------
                                                       5.34%       52,517           79        (3,059)       49,537
                                                                  -------      -------       -------       -------

MORTGAGE-BACKED SECURITIES ....................        6.96%       44,528          164        (1,310)       43,382

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ......        6.94%      108,374          126        (4,630)      103,870

                                                                  -------      -------       -------       -------
TOTAL AVAILABLE FOR SALE SECURITIES ...........        6.52%      218,265          389        (9,342)      209,312
                                                                  =======      =======       =======       =======

3. INVESTMENT SECURITIES . . . CONTINUED

The book value of investment securities is as follows at:


                                                                   December 31, 1998
                                               --------------------------------------------------
(dollars in thousands)                         Held-to-Maturity    Available-for-Sale      Totals
                                               ----------------    ------------------      ------
U.S. Government and Federal Agencies .........      $  4,876             16,447             21,323
State and Local Governments and Other Issues .         4,184             40,037             44,221
Mortgage-Backed Securities ...................           280             25,738             26,018
Real Estate Mortgage Investment Conduits .....             -             27,813             27,813
                                                    --------           --------           --------
                                                    $  9,340            110,035            119,375
                                                    ========           ========           ========


Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal.

The Company has not entered into any interest rate swaps, options or futures contracts.

Gross proceeds from sales of investment securities for the years ended December 31, 2000, 1999, and 1998 were approximately $19,253,000, $10,770,000 and
$10,476,000 respectively, resulting in gross gains of approximately $127,000, $72,000 and $65,000 and gross losses of approximately $76,000, $49,000 and $3,000, respectively.

At December 31, 2000, the Company had investment securities with carrying values of approximately $73,616,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC. At December 31, 2000 and 1999, the minority interest share of the unrealized gain (loss) was approximately $6,000 and ($22,000), respectively.

4.  LOANS RECEIVABLE

The following is a summary of loans receivable at:


                                                               December 31,
                                                        -------------------------
(dollars in thousands)                                    2000            1999
                                                        ---------       ---------
 Residential first mortgage ......................      $ 224,631         219,482
 Loans held for sale .............................          7,058           5,896
 Commercial real estate ..........................        198,414         154,155
 Commercial ......................................        142,519         125,462
 Consumer ........................................         86,336          87,967
 Home equity .....................................         83,539          66,566
                                                        ---------       ---------
                                                          742,497         659,528
 Net deferred loan fees, premiums and discounts ...        (1,137)           (598)
 Allowance for loan losses ........................        (7,799)         (6,722)
                                                        ---------       ---------
                                                        $ 733,561         652,208
                                                        =========       =========


The following is a summary of activity in allowance for losses on loans:


                                              Years ended December 31,
                                         -----------------------------------
(dollars in thousands)                    2000           1999         1998
                                         -------       -------       -------
Balance, beginning of period ......      $ 6,722         5,668         4,654
Net charge offs ...................         (787)         (669)         (721)
Provision .........................        1,864         1,723         1,735
                                         -------       -------       -------
Balance, end of period ............      $ 7,799         6,722         5,668
                                         =======       =======       =======

4. LOANS RECEIVABLE . . . CONTINUED

The following is the allocation of allowance for loan losses and percentage of loans in each category at:


                                                             DECEMBER 31, 2000       December 31, 1999
                                                          ----------------------   ----------------------
                                                                      PERCENT OF               Percent of
                                                                     OF LOANS IN              of loans in
                                                          AMOUNT      CATEGORY     Amount      category
                                                          ------     -----------   ------     -----------
(dollars in thousands)
Residential first mortgage and loans held for sale .      $1,227        31.2%      $1,174        34.2%
Commercial real estate .............................       2,300        26.7%       1,526        23.4%
Other commercial ...................................       2,586        19.2%       2,466        19.0%
Consumer loans .....................................         983        11.6%       1,087        13.3%
Home equity ........................................         703        11.3%         469        10.1%
                                                          ------       -----       ------       -----
                                                          $7,799       100.0%      $6,722       100.0%
                                                          ======       =====       ======       =====


Substantially all of the Company's loans receivable are with customers within the Company's market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas.

Impaired loans for the years ended December 31, 2000, 1999, and 1998 were approximately $1,154,000, $1,463,000, and $1,570,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998 was approximately $1,309,000, $1,517,000, and $1,095,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $101,000, $132,000, and $103,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000, 1999, and 1998 was not significant.

The weighted average interest rate on loans was 8.91% and 8.53% at December 31, 2000 and 1999, respectively.

At December 31, 2000, 1999 and 1998 loans sold and serviced for others were $146,534,000, $159,451,000, and $169,378,000, respectively

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had outstanding commitments as follows (in thousands):


                                               December 31,
                                         ----------------------
                                           2000          1999
                                         --------      --------
Loans and loans in process ........      $111,141        74,315
Unused consumer lines of credit ...        27,270        26,464
Letters of credit .................         6,342         6,918
                                         --------      --------
                                         $144,753       107,697
                                         ========      ========

4. LOANS RECEIVABLE . . . CONTINUED

The following is a summary of accrued interest receivable (in thousands):


                                  December 31,
                               ------------------
                                2000        1999
                               ------      ------
Investment securities ...      $1,953       1,896
Loans receivable ........       4,684       3,715
                               ------      ------
                               $6,637       5,611
                               ======      ======


The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2000 was approximately $13,372,000. During 2000, new loans to such related parties were approximately $7,292,000 and repayments were approximately $4,665,000.

5.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:


                                                                   December 31,
                                                              -----------------------
(dollars in thousands)                                          2000           1999
                                                              --------       --------
Land ...................................................      $  3,968          4,118
Office buildings and construction in progress...........        18,401         17,435
Furniture, fixtures and equipment ......................        13,590         12,291
Leasehold improvements .................................         1,498          1,341
Accumulated depreciation ...............................       (12,441)       (10,515)
                                                              --------       --------
                                                              $ 25,016         24,670
                                                              ========       ========

6. DEPOSITS

Deposits consist of the following at:


                                                                  DECEMBER 31, 2000                       December 31, 1999
                                                         ---------------------------------------       -------------------------
                                                          Weighted
(dollars in thousands)                                   Average Rate   AMOUNT         PERCENT          Amount         Percent
                                                         ------------  --------       ----------       --------       ----------
Demand accounts ................................             0.0%      $141,207             19.6%      $126,927             19.7%
                                                                       --------       ----------       --------       ----------
NOW accounts ...................................             1.1%       105,616             14.7%       102,917             16.0%
Savings accounts ...............................             1.8%        44,171              6.1%        47,312              7.3%
Money market demand accounts ...................             4.5%       164,917             22.9%       156,692             24.3%
Certificate accounts:
     4.00% and lower ...........................                            584              0.1%         1,715              0.3%
     4.01% to 5.00% ............................                         14,742              2.0%        70,153             10.9%
     5.01% to 6.00% ............................                         57,997              8.0%       110,490             17.2%
     6.01% to 7.00% ............................                        183,896             25.6%        27,328              4.2%
     7.01% to 8.00% ............................                          7,416              1.0%           412              0.1%
     8.01% and higher ..........................                             24              0.0%           160              0.0%
                                                                       --------       ----------       --------       ----------
            Total certificate accounts .........             5.8%       264,659             36.7%       210,258             32.7%
                                                                       --------       ----------       --------       ----------
Total interest bearing deposits ................             4.2%       579,363             80.4%       517,179             80.3%
                                                                       --------       ----------       --------       ----------

Total deposits .................................             3.3%      $720,570            100.0%       644,106            100.0%
                                                                       ========       ==========       ========       ==========

Deposits with a balance in excess of $100,000 ..                       $241,270                        $188,813
                                                                       ========                        ========

6. DEPOSITS...CONTINUED

At December 31, 2000, scheduled maturities of certificates of deposit are as follows:


                                                    Years ending December 31,
                          -------------------------------------------------------------------------------
(dollars in thousands)      TOTAL         2001          2002          2003          2004       Thereafter
                          --------      --------      --------      --------      --------     ----------
4.00% and lower ....      $    584           583             1            --            --            --
4.01% to 5.00% .....        14,742        11,548         1,572           415           918           289
5.01% to 6.00% .....        57,997        47,272         7,766         1,838           564           557
6.01% to 7.00% .....       183,896       173,416         6,115         2,833           749           783
7.01% to 8.00% .....         7,416         6,285           120           613            --           398
8.01% and higher ...      $     24            17             7            --            --            --
                          --------      --------      --------      --------      --------      --------
                           264,659       239,121        15,581         5,699         2,231         2,027
                          ========      ========      ========      ========      ========      ========


Interest expense on deposits is summarized as follows:


                                            Years ended December 31,
                                       ---------------------------------
(dollars in thousands)                   2000         1999         1998
                                       -------      -------      -------
NOW accounts ....................      $ 1,068        1,064        1,428
Money market demand accounts ....        7,447        5,304        4,458
Certificate accounts ............       13,353        9,283        8,723
Savings accounts ................          806          843        1,958
                                       -------      -------      -------
                                       $22,674       16,494       16,567
                                       =======      =======      =======


7. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle consist of the following:


                                                                                                         Totals as of   Totals as of
                                             Maturing in years ending December 31,                       December 31,   December 31,
                        ------------------------------------------------------------------------------   ------------   ------------
(dollars in thousands)    2001          2002          2003          2004          2005        2006-2011      2000          1999
                        --------      --------      --------      --------      --------      --------   ------------   ------------
4.00% to 5.00% .....          25            --            --            --            --            --           25        84,018
5.01% to 6.00% .....       4,430         3,204         3,014         2,612          2604         6,116       21,980       112,726
6.01% to 7.00% .....     168,602         2,570           508           401           366           470      172,917         9,996
7.01% to 8.00% .....         451           351           302           248           173           144        1,669         1,710
8.01% to 8.15% .....          63            63            54            20            --            --          200           200
                        --------      --------      --------      --------      --------      --------     --------      --------
                        $173,571         6,188         3,878         3,281         3,143         6,730      196,791       208,650
                        ========      ========      ========      ========      ========      ========     ========      ========


These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company totaling approximately $16,436,000 and $15,134,000 at December 31, 2000 and 1999, respectively, and a blanket assignment of the Bank's unpledged qualifying real estate loans and investments. The total amount of advances available as of December 31, 2000 was approximately $135,751,000.

The weighted average interest rate on these advances was 6.35% and 5.25% at December 31, 2000 and 1999, respectively.

The Federal Home Loan Bank of Seattle holds callable options which may be exercised after a predetermined time, and quarterly thereafter. At December 31, 2000 advances totaling $18,000,000 with contractual maturity of 2008 and initial call dates of 2001 on $3,000,000 and 2003 on $15,000,000 were outstanding.

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS


Securities sold under agreements to repurchase consist of the following at:


                                                                     BOOK        MARKET
                                                      WEIGHTED     VALUE OF     VALUE OF
(dollars in thousands)                 REPURCHASE     AVERAGE     UNDERLYING  UNDERLYING
December 31, 2000                        AMOUNT         RATE        ASSETS      ASSETS
                                       ----------     --------    ----------  ----------
SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE WITHIN:
        1-30 DAYS .................      $12,650        4.32%      $17,995       18,139
      31-90 days ..................        9,100        6.48%       12,945       13,049
     Greater than 90 days .........        3,127        6.57%        4,448        4,484
                                         -------                   -------      -------
                                         $24,877        5.39%      $35,388       35,672
                                         =======                   =======      =======

December 31, 1999:
Securities sold under agreements
to repurchase within:
        1-30 days .................      $13,765        4.38%      $19,601       20,295
      31-90 days ..................        6,001        4.81%        6,757        6,866
                                         -------                   -------      -------
                                         $19,766        4.51%      $26,358       27,161
                                         =======                   =======      =======


The securities underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2000 and 1999 securities sold under agreements to repurchase averaged approximately $19,052,000 and $28,605,000, respectively, and the maximum outstanding at any month end during the year was approximately $24,877,000 and $53,791,000, respectively

In 1996 the Company entered into the treasury tax and loan account note option program, which provides short term funding with no fixed maturity date up to $12,850,000 at federal funds rates minus 25 basis points. At December 31, 2000 and 1999 the outstanding balance under this program was approximately $4,302,000 and $5,778,000. The borrowings are secured with investment securities with a par value of approximately $20,363,000 and a market value of approximately $20,487,000. For the year ended December 31, 2000, the maximum outstanding at any month end was approximately $9,426,000 and the average balance was approximately $3,236,000.

Other borrowed funds also includes federal funds purchased of $0 and $720,000 at December 31, 2000 and 1999, respectively.

9.  SUBORDINATED DEBENTURES

During 1999, the Company assumed Big Sky's subordinated convertible debentures as part of the merger transaction. The outstanding balance at December 31, 2000 and 1999 was $350,000. The debentures are due December 31, 2001. The interest rate is 7.5 percent, payable quarterly. The debentures may be prepaid at any time by the Company, subject to approval by the FDIC and the Company's primary regulator, and are convertible at the rate of one share of Company stock for each $10.60 of principal value, or an equivalent of 33,025 shares.

10. REGULATORY CAPITAL

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2000:


                                                                                 Minimum capital        Well capitalized
                                                             Actual                requirement            requirement
                                                       -----------------       ------------------      ------------------
                                                       Amount      Ratio       Amount       Ratio      Amount       Ratio
                                                       ------      -----       ------       -----      ------       -----
Tier 1 (core) capital to risk weighted assets
    Consolidated ................................      91,263      12.31%      29,659       4.00%      44,489       6.00%
    Glacier .....................................      37,328      13.45%      11,099       4.00%      16,648       6.00%
    Whitefish ...................................       4,974      11.97%       1,663       4.00%       2,494       6.00%
    Eureka ......................................       3,350      16.42%         816       4.00%       1,224       6.00%
    First Security ..............................      18,099       9.98%       7,254       4.00%      10,881       6.00%
    Big Sky .....................................       6,223       9.68%       2,572       4.00%       3,858       6.00%
    Valley ......................................       7,598      12.41%       2,448       4.00%       3,673       6.00%
    Mountain West ...............................       9,797      11.12%       3,523       4.00%       5,285       6.00%

Tier 2 (total) capital to risk weighted assets
    Consolidated ................................      99,062      13.36%      59,319       8.00%      74,149      10.00%
    Glacier .....................................      39,897      14.38%      22,198       8.00%      27,747      10.00%
    Whitefish ...................................       5,477      13.18%       3,325       8.00%       4,157      10.00%
    Eureka ......................................       3,606      17.67%       1,632       8.00%       2,041      10.00%
    First Security ..............................      20,229      11.15%      14,508       8.00%      18,135      10.00%
    Big Sky .....................................       6,951      10.81%       5,144       8.00%       6,430      10.00%
    Valley ......................................       8,293      13.55%       4,897       8.00%       6,121      10.00%
    Mountain West ...............................      10,737      12.19%       7,046       8.00%       8,808      10.00%

Leverage capital to total average assets
    Consolidated ................................      91,263       8.72%      41,853       4.00%      52,317       5.00%
    Glacier .....................................      37,328       8.08%      18,471       4.00%      23,088       5.00%
    Whitefish ...................................       4,974       8.90%       2,235       4.00%       2,794       5.00%
    Eureka ......................................       3,350      10.84%       1,236       4.00%       1,545       5.00%
    First Security ..............................      18,099       8.64%       8,376       4.00%      10,470       5.00%
    Big Sky .....................................       6,223       8.28%       3,005       4.00%       3,756       5.00%
    Valley ......................................       7,598       8.66%       3,509       4.00%       4,387       5.00%
    Mountain West ...............................       9,797       8.11%       4,832       4.00%       6,040       5.00%

10. REGULATORY CAPITAL. . . CONTINUED

The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 1999:


                                                                                Minimum capital        Well capitalized
                                                             Actual               requirement             requirement
                                                       -----------------       ------------------      ------------------
                                                       Amount      Ratio       Amount       Ratio      Amount       Ratio
                                                       ------      -----       ------       -----      ------       -----
Tier 1 (core) capital to risk weighted assets
    Consolidated ................................      83,678      13.23%      25,290       4.00%      37,935       6.00%
    Glacier .....................................      33,645      13.58%       9,913       4.00%      14,870       6.00%
    Whitefish ...................................       4,934      13.49%       1,462       4.00%       2,194       6.00%
    Eureka ......................................       3,339      19.45%         687       4.00%       1,030       6.00%
    First Security ..............................      16,456       9.73%       6,764       4.00%      10,146       6.00%
    Big Sky .....................................       5,716      11.35%       2,015       4.00%       3,023       6.00%
    Valley ......................................       7,376      12.59%       2,344       4.00%       3,516       6.00%
    Mountain West ...............................       6,542      10.40%       2,515       4.00%       3,773       6.00%

Tier 2 (total) capital to risk weighted assets
    Consolidated ................................      90,400      14.30%      50,581       8.00%      63,226      10.00%
    Glacier .....................................      35,898      14.48%      19,827       8.00%      24,784      10.00%
    Whitefish ...................................       5,313      14.53%       2,925       8.00%       3,656      10.00%
    Eureka ......................................       3,555      20.70%       1,374       8.00%       1,717      10.00%
    First Security ..............................      18,549      10.97%      13,527       8.00%      16,909      10.00%
    Big Sky .....................................       6,335      12.58%       4,030       8.00%       5,038      10.00%
    Valley ......................................       7,953      13.57%       4,688       8.00%       5,860      10.00%
    Mountain West ...............................       7,196      11.44%       5,031       8.00%       6,289      10.00%

Leverage capital to total average assets
    Consolidated ................................      83,678       9.59%      34,893       4.00%      43,616       5.00%
    Glacier .....................................      33,645       7.58%      17,758       4.00%      22,198       5.00%
    Whitefish ...................................       4,934       9.86%       2,001       4.00%       2,501       5.00%
    Eureka ......................................       3,339      12.03%       1,110       4.00%       1,388       5.00%
    First Security ..............................      16,456       8.62%       7,640       4.00%       9,550       5.00%
    Big Sky .....................................       5,716       9.15%       2,498       4.00%       3,123       5.00%
    Valley ......................................       7,376       8.95%       3,295       4.00%       4,119       5.00%
    Mountain West ...............................       6,542       7.60%       3,443       4.00%       4,304       5.00%


The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2000, the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2000.

11. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:


                                                              Years ended December 31,
                                                        -----------------------------------
(dollars in thousands)                                   2000           1999         1998
                                                        -------       -------       -------
Current:
     Federal .....................................      $ 6,259         5,675         5,546
     State .......................................        1,460         1,254         1,227
                                                        -------       -------       -------
           Total current tax expense .............        7,719         6,929         6,773
                                                        -------       -------       -------

Deferred:
     Federal .....................................          (74)         (164)         (127)
     State .......................................          (65)          (43)           28
                                                        -------       -------       -------
           Total deferred tax benefit ............         (139)         (207)          (99)
                                                        -------       -------       -------
                      Total income tax expense ...      $ 7,580         6,722         6,674
                                                        =======       =======       =======


Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:


                                                             Years ended December 31,
                                                         --------------------------------
                                                          2000         1999         1998
                                                         ------       ------       ------
Federal statutory rate ............................        35.0%        35.0%        35.0%
State taxes, net of federal income tax benefit ....         4.2%         4.1%         4.5%
Other, net ........................................        -4.1%        -3.9%        -2.5%
                                                         ------       ------       ------
                                                           35.1%        35.2%        37.0%
                                                         ======       ======       ======


Tax exempt interest for the years ended December 31, 2000, 1999 and 1998 was approximately $2,816,000, $2,301,000, and $1,604,000, respectively.

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:


                                                                    December 31,
                                                                ---------------------
(dollars in thousands)                                            2000         1999
                                                                -------       -------
Deferred tax assets:
   Allowance for losses on loans .........................      $ 3,270         2,826
   Available-for-sale securities fair value adjustment ...           --         3,501
   Other .................................................          440           540
                                                                -------       -------
          Total gross deferred tax assets ................        3,710         6,867
                                                                -------       -------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends ................       (2,678)       (2,247)
   Fixed assets, due to differences in depreciation ......         (823)         (665)
   Tax bad debt reserve in excess of base-year reserve ...         (200)         (418)
   Available-for-sale securities fair value adjustment ...         (175)           --
   Basis difference from acquisitions ....................         (181)         (186)
   Other .................................................         (231)         (392)
                                                                -------       -------
           Total gross deferred tax liabilities ..........       (4,288)       (3,908)
                                                                -------       -------
           Net deferred tax asset (liability) ............      $  (578)        2,959
                                                                =======       =======

11. FEDERAL AND STATE INCOME TAXES . . . CONTINUED

There is no valuation allowance at December 31, 2000 and 1999 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2000 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

12. EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1,058,000, $791,000 and $552,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2000, 1999 and 1998 was approximately $331,000, $288,000, and $256,000, respectively

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 2000, 1999 and 1998 was approximately $18,000, $10,000, and $26,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants' salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $34,000, $43,000, $52,000, for the years ending December 31, 2000, 1999, and
1998, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings (losses) for the years ended 2000, 1999, and 1998 were approximately ($24,000), ($33,000), and $12,000, respectively.

The Company has entered into employment contracts with nine senior officers that provide benefits under certain conditions following a change in control of the Company.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                         For the Years Ended December 31,
                                                   ---------------------------------------------
                                                      2000             1999             1998
                                                   -----------      -----------      -----------
Net earnings available to common
   stockholders, basic ......................      $14,003,000       12,352,000       11,375,000
   After tax effect of interest on
      convertible subordinated debentures ...           16,000           16,000           16,000
                                                   -----------      -----------      -----------
Net earnings available to common
   stockholders, diluted ....................      $14,019,000       12,368,000       11,391,000
                                                   ===========      ===========      ===========


Average outstanding shares - basic ..........       11,440,391       11,392,861       11,146,948
Add: Dilutive stock options .................           70,730          174,183          219,551
      Convertible subordinated debentures ...           33,025           33,025           33,025
                                                   -----------      -----------      -----------
Average outstanding shares - diluted ........       11,544,146       11,600,069       11,399,524
                                                   ===========      ===========      ===========


Basic earnings per share ....................      $      1.22             1.08             1.02
                                                   ===========      ===========      ===========

Diluted earnings per share ..................      $      1.21             1.07             1.00
                                                   ===========      ===========      ===========


There were approximately 510,000 and 351,000 option shares in 2000 and 1999, respectively, that were not included because the option exercise price exceeded the market value. All option shares were included as dilutive stock options in 1998.

14. STOCK OPTION PLANS

During fiscal 1984, an Incentive Stock Option Plan was approved which provided for the grant of options limited to 168,750 shares to certain full time employees of the Company. In the year ended June 30, 1990, additional Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999 the Directors 1994 Stock Option Plan, and the Employees 1995 Stock Option Plan, were amended to provide 100,000 and 600,000 additional shares for the Directors and Employees Plans, respectively. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. The 1984 plan also contains provisions permitting the optionee, with the approval of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the then fair market value of the shares on the date of surrender (cash-less exercise).

The fiscal 1990 and 1995 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. All option shares are adjusted for stock splits and stock dividends. The term of the options may not exceed five years from the date the options are

14. STOCK OPTION PLANS . . . CONTINUED

granted. The employee options vest over a period of two years and the director options vest over a period of six months.

At December 31, 2000, total shares available for option grants to employees and directors are 736,634. Changes in shares granted for stock options for the years ended December 31, 2000, 1999, and 1998, are summarized as follows:


                                          Options outstanding            Options exercisable
                                      ---------------------------     ----------------------------
                                                     Weighted                         Weighted
                                                      average                          average
                                       Shares      exercise price      Shares       exercise price
                                      --------     --------------     --------      --------------
Balance, December 31, 1997 .....       534,759       $    12.33        234,338       $    10.32
Canceled .......................       (16,738)          (13.51)        (8,388)          (10.97)
Granted ........................       170,957            22.10         31,860            13.75
Became exercisable .............                                       132,885            11.31
Three for two stock split ......        58,939                          40,985
Exercised ......................      (153,459)          (10.26)      (153,459)          (10.26)
                                      --------       ----------       --------
Balance, December 31, 1998 .....       594,458       $    14.40        278,221            10.36

Canceled .......................       (43,439)          (18.57)        (2,631)          (11.74)
Granted ........................       217,573            22.27         10,620            16.95
Became exercisable .............                                       197,139            16.01
Stock dividend .................        55,913                          32,042
Exercised ......................      (113,049)          (11.58)      (113,049)          (11.58)
                                      --------       ----------       --------
Balance, December 31, 1999 .....       711,456       $    15.85        402,342            12.41

Canceled .......................       (12,687)          (15.42)       (28,889)          (16.77)
Granted ........................       145,818            15.27
Became exercisable .............                                       161,852            17.81
Stock dividend .................        54,887                          60,210
Exercised ......................       (14,161)           (9.47)       (14,161)           (9.47)
                                      --------       ----------       --------
Balance, December 31, 2000 .....       885,313       $    14.34        581,354            13.13
                                      ========       ==========       ========


The range of exercise prices on options outstanding at December 31, 2000 is as follows:


                                                                                  Options exercisable
                                                                              -------------------------
                                               Weighted         Weighted                     Weighted
                                               average          average                       average
  Price range                     Shares    exercise price  life of options     Shares      exercise price
-----------------                -------    --------------  ---------------   ----------    --------------
 $5.65 - $8.12                    44,017      $    6.22         3.8 years         44,017      $    6.22
 $8.75 - $9.57                   131,295           9.11         3.1 years        131,295           9.11
$11.21 - $13.09                  203,302          11.92         2.1 years        202,302          11.92
$13.63 - $16.95                  150,551          13.86         5.8 years         23,584          14.74
$18.28 - $21.82                  356,148          18.86         3.2 years        180,156          18.89
                               ---------                                         -------
                                 885,313          14.34         3.8 years        581,354          13.13
                               =========                                         =======

14. STOCK OPTION PLANS . . . CONTINUED

The options exercised during the year ended December 31, 2000 were at prices from $7.00 to $13.24.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $2.47, $5.04, and $4.76, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:
2000 - expected dividend yield of 4.6%, risk-free interest rate of 4.98%, volatility ratio of 25%, and expected life of 4.8 years: 1999 - expected dividend yield of 3.3%, risk-free interest rate of 6.2%, volatility ratio of 23%, and expected life of 4.8 years: 1998 - expected dividend yield of 2.5%, risk-free interest rate 4.6%, volatility ratio 22%, and expected life of 4.8 years.

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the option itself at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                      ---------------------------------------------
                                                         2000             1999              1998
                                                      -----------      -----------      -----------
Net earnings (in thousands):         As reported      $    14,003           12,352           11,375
                                       Pro forma           13,379           11,463           10,724

Basic earnings per share:            As reported             1.22             1.08             1.02
                                       Pro forma             1.17             1.00             0.96

Diluted earnings per share:          As reported             1.21             1.07             1.00
                                       Pro forma             1.16             0.99             0.94

15. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:


              STATEMENTS OF FINANCIAL CONDITION                   December 31,
                    (dollars in thousands)                   -------------------------
                                                                2000         1999
                                                             ---------       ---------
Assets:
   Cash ...............................................      $   1,674           2,561
   Interest bearing cash deposits .....................            586              16
                                                             ---------       ---------
         Cash and cash equivalents ....................          2,260           2,577

   Investment securities, available-for-sale ..........          1,075           1,755
   Other assets .......................................          3,022           2,640
   Goodwill, net ......................................          2,150           2,376
   Investment in subsidiaries .........................         92,235          78,220
                                                             ---------       ---------
                                                             $ 100,742          87,568
                                                             =========       =========
Liabilities and Stockholders' Equity:
   Dividends payable ..................................      $   1,758           1,910
   Other liabilities ..................................            871             602
                                                             ---------       ---------
           Total liabilities ..........................          2,629           2,512

   Common stock .......................................            114             104
   Paid-in capital ....................................        101,828          87,387
   Retained earnings (accumulated deficit) ............         (4,087)          2,996
   Accumulated other comprehensive income (loss) ......            258          (5,431)
                                                             ---------       ---------
            Total stockholders' equity ................         98,113          85,056
                                                             ---------       ---------
                                                             $ 100,742          87,568
                                                             =========       =========


                   STATEMENTS OF OPERATIONS                                       Years ended December 31,
                    (dollars in thousands)                                 --------------------------------------
                                                                             2000           1999           1998
                                                                           --------       --------       --------
Revenues
   Dividends from subsidiaries ......................................      $  8,650          8,518          5,761
   Other income .....................................................           163            161            168
   Intercompany charges for services ................................         2,469          1,617          1,971
                                                                           --------       --------       --------
        Total revenues ..............................................        11,282         10,296          7,900
Expenses
   Employee compensation and benefits ...............................         1,852          1,519          1,880
   Goodwill amortization ............................................           243            243            165
   Other operating expenses .........................................         1,635          1,027          1,239
                                                                           --------       --------       --------
        Total expenses ..............................................         3,730          2,789          3,284

   Earnings before income tax benefit and equity in undistributed
         earnings of subsidiaries ...................................         7,552          7,507          4,616
   Income tax benefit ...............................................          (359)          (328)          (198)
                                                                           --------       --------       --------
   Income before equity in undistributed earnings of subsidiaries ...         7,911          7,835          4,814
   Equity in undistributed earnings of subsidiaries .................         6,092          4,517          6,561
                                                                           --------       --------       --------
Net earnings ........................................................      $ 14,003         12,352         11,375
                                                                           ========       ========       ========

15. PARENT COMPANY INFORMATION (CONDENSED) . . . CONTINUED


                                                                                  Years ended December 31,
                   STATEMENTS OF CASH FLOWS                                --------------------------------------
                    (dollars in thousands)                                   2000           1999          1998
                                                                           --------       --------       --------
Operating Activities
   Net earnings .....................................................      $ 14,003         12,352         11,375
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Goodwill amortization ............................................           243            242            165
   Gain on sale of investments available-for-sale ...................           (11)            --             (8)
   Equity in undistributed earnings of subsidiaries .................        (6,092)        (4,517)        (6,561)
   Net increase in other assets and other liabilities ...............           321            375          1,179
                                                                           --------       --------       --------
Net cash provided by operating activities ...........................         8,464          8,452          6,150
                                                                           --------       --------       --------

Investing activities
   Purchases of investment securities available-for-sale ............            --           (103)          (198)
   Proceeds from sales, maturities and prepayments of securities
         available-for-sale .........................................           702              3             59
   Proceeds from maturities of securities held-to-maturity ..........            --             --              3
   Equity contribution to subsidiary ................................        (2,200)        (2,500)            --
   Net addition of premises and equipment ...........................          (480)        (1,510)        (1,399)
   Acquisition of minority interest .................................            --             --           (236)
                                                                           --------       --------       --------
Net cash used by investing activities ...............................        (1,978)        (4,110)        (1,771)
                                                                           --------       --------       --------

Financing activities
   Proceeds from exercise of stock options and other stock issued ...           101          1,073          1,573
   Principal reductions on notes payable ............................            --             --           (216)
   Cash dividends paid to stockholders ..............................        (6,904)        (5,923)        (4,327)
                                                                           --------       --------       --------
Net cash used by financing activities ...............................        (6,803)        (4,850)        (2,970)
                                                                           --------       --------       --------

Net increase (decrease) in cash and cash equivalents ................          (317)          (508)         1,409
Cash and cash equivalents at beginning of year ......................         2,577          3,085          1,676
                                                                           --------       --------       --------
Cash and cash equivalents at end of year ............................      $  2,260          2,577          3,085
                                                                           ========       ========       ========


16. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):


                                                                             QUARTERS ENDED
                                           ------------------------------------------------------------------------------------
                                           MARCH 31, 2000          JUNE 30, 2000         SEPT. 30, 2000          DEC. 31, 2000
                                           ---------------        ---------------        ---------------        ---------------
Interest income ...................        $        18,246                 19,293                 20,400                 20,898
Interest expense ..................                  8,345                  9,134                  9,881                  9,997
Net interest income ...............                  9,901                 10,159                 10,519                 10,901
Provision for loan loss ...........                    487                    505                    491                    381
Net income before income taxes ....                  4,979                  4,983                  6,137                  5,485
Net earnings ......................                  3,228                  3,192                  3,853                  3,730
Basic earnings per share [1] ......                   0.28                   0.28                   0.34                   0.32
Diluted earnings per share [1] ....                   0.28                   0.28                   0.33                   0.32
Dividends per share [1] ...........                   0.14                   0.15                   0.15                   0.15
Market range high-low [1] .........          $14.82-$11.25          $14.44-$11.00          $13.38-$11.00          $13.31-$11.00

16. UNAUDITED QUARTERLY FINANCIAL DATA . . . CONTINUED


                                                                              Quarters Ended
                                           ------------------------------------------------------------------------------------
                                            March 31, 1999         June 30, 1999         Sept. 30, 1999          Dec. 31, 1999
                                           ---------------        ---------------        ---------------        ---------------
Interest income ...................        $        14,398                 15,476                 16,849                 17,996
Interest expense ..................                  5,973                  6,470                  7,260                  7,932
Net interest income ...............                  8,425                  9,006                  9,589                 10,064
Provision for loan loss ...........                    359                    410                    478                    476
Net income before income taxes ....                  4,540                  4,742                  5,099                  4,693
Net earnings ......................                  2,969                  3,088                  3,266                  3,029
Basic earnings per share[1] .......                   0.26                   0.27                   0.28                   0.26
Diluted earnings per share[1] .....                   0.25                   0.26                   0.28                   0.26
Dividends per share[1] ............                   0.13                   0.14                   0.14                   0.18[2]
Market range high-low[1] ..........          $19.84-$15.50          $22.17-$15.70          $21.71-$13.87          $17.05-$13.53

[1] Per share amounts adjusted to reflect effect of 10% stock dividend. [2] Special dividend was paid at $0.5 per share.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:


                                                                    2000                            1999
                                                          -------------------------       -------------------------
(dollars in thousands)                                     AMOUNT        FAIR VALUE        Amount        Fair Value
                                                          --------       ----------       --------       ----------
Financial Assets:
Cash .............................................        $ 41,456          41,456          50,590          50,590
Federal funds sold ...............................              --              --              64              64
Interest bearing cash deposits ...................          10,330          10,330           1,711           1,711
Investment securities ............................          71,415          71,415          62,060          62,060
Mortgage-backed securities .......................         140,473         140,473         147,252         147,252
Loans ............................................         733,561         728,511         652,208         641,499
FHLB and Federal Reserve Bank stock ..............          18,098          18,098          16,601          16,601

Financial Liabilities:
Deposits .........................................        $720,570         721,217         644,106         646,778
Advances from the FHLB of Seattle ................         196,791         198,195         208,650         204,681
Repurchase agreements and other borrowed funds ...          29,529          29,529          26,614          26,614


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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

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

18. CONTINGENCIES AND COMMITMENTS

The company leases certain land, premises and equipment from third parties under operating leases. Total rent expense for the year ended December 31, 2000, 1999, and 1998 was approximately $462,000, $352,000, and $306,000, respectively. The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:


           Years ended December 31,                   Amount
           ------------------------                   ------
                   2001                               $  529
                   2002                                  427
                   2003                                  257
                   2004                                  188
                   2005                                  124
                 Thereafter                              445
                                                      ------
                 Total minimum future rental expense  $1,970
                                                      ======


The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

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

Also on August 31, 1998, the Company issued 83,761 shares of common stock valued at $2,199 in exchange for the minority interest of 13.5% of Valley. This business combination has been accounted for as a purchase and, accordingly, the consolidated statement of operations for the year ended December 31, 1998 includes the results of operations related to this minority interest commencing August 31, 1998 and the proportional interest of the net assets acquired have been restated to estimated fair value.

On January 18, 1999, the Company issued 227,707 shares of common stock in exchange for all of the outstanding stock of Big Sky Western Bank. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior

19. BUSINESS COMBINATIONS...CONTINUED

to the combination have been restated to include the accounts and results of operations of Big Sky Western Bank.

On February 4, 2000, the Company issued 844,257 shares of common stock in exchange for all of the outstanding stock of Mountain West Bank. This business combination has been accounted for as a pooling-of-interests combination, and accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Mountain West Bank.

Prior to the combination Mountain West Bank's fiscal year ended on March 31. In recording the pooling-of-interests combination, Mountain West Bank's financial statements for the twelve months ended

December 31, 1999, were combined with the Company's financial statements for the same period. For the December 31, 1998 financial statements Mountain West Bank's March 31, 1999 financial statements were combined with the Company's December 31, 1998 financial statements. An adjustment of $75,000 has been made to stockholders' equity as of December 31, 1999, to eliminate the effect of including Mountain West Bank's results of operation for the three months ended March 31, 1999, in both the years ended December 31, 1999 and 1998. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                    Years ended
                                    December 31
                                  1999        1998
                              -----------    -------
Revenue of:
  Glacier Bancorp, Inc. ..      $69,985       65,680
  Mountain West Bank .....        7,543        6,744
                                -------      -------
          Combined .......      $77,528       72,424
                                =======      =======

Net earnings of:
  Glacier Bancorp, Inc. ..      $12,179       10,915
  Mountain West Bank .....          173          460
                                -------      -------
          Combined .......      $12,352       11,375
                                =======      =======


20. BRANCH ACQUISITIONS

On October 8, 1999, the Company, through its largest subsidiary Glacier Bank, acquired the two Butte, Montana offices of Washington Mutual Bank with approximately $73,000,000 in deposits. This acquisition was accounted for as a purchase and accordingly, the consolidated statement of operations for the year ended December 31, 1999 includes the results of these branch operations from the date of purchase. The premium paid of $4,767,000 included a core deposit intangible of approximately $1,797,000 and goodwill of approximately $2,970,000.

21. OPERATING SEGMENT INFORMATION

FASB Statement 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

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

The following is a summary of selected operating segment information for the years ended and as of December 31, 2000, 1999, and 1998 (in thousands):


Operating Segments information
     (Dollars in thousands)


                                                                              First
2000                                  Glacier     Whitefish     Eureka       Security     Valley
                                     ---------    ---------    ---------    ---------    ---------
Net interest income .............    $  16,361        2,406        1,335        9,324        4,171
Provision for loan losses .......          460          225           24          360          205
                                     ---------    ---------    ---------    ---------    ---------

Net interest income after
  provision for loan losses .....       15,901        2,181        1,311        8,964        3,966
Noninterest income ..............        5,913          704          332        2,000        1,411
Merger expense and amortization
  of goodwill and core deposit
  intangibles ...................          317            0            0            0            0
Other noninterest expense .......       11,440        1,522          933        4,771        3,498
                                     ---------    ---------    ---------    ---------    ---------

Income before income taxes
  and minority interest .........       10,057        1,363          710        6,193        1,879
Minority interest ...............
Income tax expense (benefit) ....        3,456          423          199        2,251          657
                                     ---------    ---------    ---------    ---------    ---------
Net income ......................    $   6,601          940          511        3,942        1,222
                                     =========    =========    =========    =========    =========

Assets ..........................    $ 469,351       56,563       30,562      214,231       87,791
Net loans .......................      282,467       40,146       20,291      180,041       62,645
Deposits ........................      288,556       41,475       19,285      164,168       76,508
Stockholders' equity ............       42,049        5,060        3,402       18,027        7,649


1999
Net interest income .............    $  15,266        2,044        1,290        8,804        3,614
Provision for loan losses .......          470           66           24          600          155
                                     ---------    ---------    ---------    ---------    ---------

Net interest income after
  provision for loan losses .....       14,796        1,978        1,266        8,204        3,459
Noninterest income ..............        5,539          675          313        2,260        1,494
Merger expense and amortization
  of goodwill and core deposit
  intangibles ...................           78            0            0            0            0
Other noninterest expense .......       10,750        1,502          986        4,567        2,977
                                     ---------    ---------    ---------    ---------    ---------

Income before income taxes
  and minority interest .........        9,507        1,151          593        5,897        1,976
Minority interest ...............
Income tax expense (benefit) ....        3,303          348          191        2,132          731
                                     ---------    ---------    ---------    ---------    ---------
Net income ......................    $   6,204          803          402        3,765        1,245
                                     =========    =========    =========    =========    =========

Assets ..........................    $ 460,257       52,203       28,879      193,548       82,587
Net loans .......................      272,060       35,485       18,178      161,781       58,924
Deposits ........................      276,880       34,261       18,514      143,645       65,095
Stockholders' equity ............       36,040        4,605        3,137       15,640        7,073

                                                 Mountain
2000                                 Big Sky       West         Other      Consolidated
                                    ---------    ---------    ---------    ------------
Net interest income .............       2,721        5,037          125        41,480
Provision for loan losses .......         180          410            0         1,864
                                    ---------    ---------    ---------     ---------

Net interest income after
  provision for loan losses .....       2,541        4,627          125        39,616
Noninterest income ..............         750        2,206          (22)       13,294
Merger expense and amortization
  of goodwill and core deposit
  intangibles ...................           0            0          242           559
Other noninterest expense .......       2,527        5,153          863        30,707
                                    ---------    ---------    ---------     ---------

Income before income taxes
  and minority interest .........         764        1,680       (1,002)       21,644
Minority interest ...............                                    61            61
Income tax expense (benefit) ....         258          657         (321)        7,580
                                    ---------    ---------    ---------     ---------
Net income ......................         506        1,023         (742)       14,003
                                    =========    =========    =========     =========

Assets ..........................      77,111      126,518       (5,415)    1,056,712
Net loans .......................      57,050       90,921            0       733,561
Deposits ........................      49,616       86,632       (5,670)      720,570
Stockholders' equity ............       6,090        9,780        6,056        98,113


1999
Net interest income .............       2,077        3,755          234        37,084
Provision for loan losses .......         191          217           --         1,723
                                    ---------    ---------    ---------     ---------

Net interest income after
  provision for loan losses .....       1,886        3,538          234        35,361
Noninterest income ..............         881        1,745          (98)       12,809
Merger expense and amortization
  of goodwill and core deposit
  intangibles ...................           0           78          361           517
Other noninterest expense .......       2,096        4,941          709        28,528
                                    ---------    ---------    ---------     ---------

Income before income taxes
  and minority interest .........         671          264         (934)       19,125
Minority interest ...............                                    51            51
Income tax expense (benefit) ....         231           91         (305)        6,722
                                    ---------    ---------    ---------     ---------
Net income ......................         440          173         (680)       12,352
                                    =========    =========    =========     =========

Assets ..........................      66,255       89,884          388       974,001
Net loans .......................      43,850       61,930           --       652,208
Deposits ........................      41,034       67,824       (3,147)      644,106
Stockholders' equity ............       5,281        6,243        7,037        85,056

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

Operating Segments information
    (Dollars in thousands)


                                                                            First
1998                                    Glacier    Whitefish    Eureka     Security     Valley
                                       --------    ---------   --------    --------    --------
Net interest income ...............    $ 14,572       1,820       1,247       7,784       3,312
Provision for loan losses .........         670          78          12         645          85
                                       --------    --------    --------    --------    --------

Net interest income after
  provision for loan losses .......      13,902       1,742       1,235       7,139       3,227
Noninterest income ................       5,723         686         372       2,801       1,553
Merger expense and amortization
  of goodwill and core deposit
  intangibles .....................          --          --          --          --          --
Other noninterest expense .........      10,523       1,347         971       4,151       3,010
                                       --------    --------    --------    --------    --------

Income before income taxes
  and minority interest ...........       9,102       1,081         636       5,789       1,770
Minority interest .................
Income tax expense (benefit) ......       3,238         343         217       2,138         659
                                       --------    --------    --------    --------    --------
Net income ........................    $  5,864         738         419       3,651       1,111
                                       ========    ========    ========    ========    ========

Assets ............................    $370,686      42,643      24,471     164,546      69,924
Net loans .........................     272,399      22,022      16,322     134,646      48,860
Deposits ..........................     201,211      34,179      17,797     139,348      57,807
Stockholders' equity ..............      39,058       4,642       3,309      14,668       6,628

                                                    Mountain
1998                                    Big Sky       West       Other     Consolidated
                                        --------    --------    --------   ------------
Net interest income ...............        1,251       3,187         185       33,358
Provision for loan losses .........           42         203          --        1,735
                                        --------    --------    --------     --------

Net interest income after
  provision for loan losses .......        1,209       2,984         185       31,623
Noninterest income ................          743       1,637          81       13,596
Merger expense and amortization
  of goodwill and core deposit
  intangibles .....................           --          --         931          931
Other noninterest expense .........        1,680       3,885         527       26,094
                                        --------    --------    --------     --------

Income before income taxes
  and minority interest ...........          272         736      (1,192)      18,194
Minority interest .................                                  145          145
Income tax expense (benefit) ......          103         276        (300)       6,674
                                        --------    --------    --------     --------
Net income ........................          169         460      (1,037)      11,375
                                        ========    ========    ========     ========

Assets ............................       39,376      80,867      (5,711)     786,802
Net loans .........................       23,959      52,980          --      571,188
Deposits ..........................       31,385      70,659      (5,883)     546,503
Stockholders' equity ..............        2,873       6,336       6,632       84,146


22. ACQUISITIONS

On September 20, 2000, the Company entered into a merger agreement to acquire WesterFed Financial Corporation (WesterFed). The merger was closed on February 28, 2001. Under the terms of the agreement, the Company issued 4,530,462 shares and $37,274,000 cash for total consideration of $96,669,000, based on a $13.11 per share price. The merger is being accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed are recorded by the Company at their respective fair values at the time of the completion of the merger. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill and will be amortized over a useful life of 20 years.

On September 14, 2000 the Company announced the acquisition of seven branches of Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The transaction was completed on March 15, 2001. In total, as of the closing, the branches had approximately $187,000,000 in deposits and $38,000,000 in loans. The purchase price of approximately $18,500,000 was based on the total deposits, cash-equivalent assets and loans at the branches immediately prior to closing. The locations became branch offices of Mountain West Bank of Coeur d'Alene.

23. SUBSEQUENT EVENTS

The Company formed Glacier Capital Trust I (Glacier Trust) as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust offered 1,400,000 preferred securities at $25 per preferred securities. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company will own all of the outstanding common securities of the trust.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Election of Directors - Information with Respect to Nominees for Director and Continuing Directors" - "Background of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2000 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16 (a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding "Executive Compensation" is set forth under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Election of Directors - Information with Respect to Nominees for Director and Continuing Directors", "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" and "Beneficial Owners" of the Company's Proxy Statement and is incorporated herein by reference.

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

(a) (1) and (2) Financial Statements and Financial Statement Schedules

The financial statements and related documents listed in the index set forth in
Item 8 of this report are filed as part of this report.

All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

(1) The following exhibits are included as part of this Form 10-K:


EXHIBIT NO.    EXHIBIT
-----------    -------
3(a)           Amended and Restated Certificate of Incorporation (1)

3(b)           Amended and Restated Bylaws (2)

10(a)          1989 Incentive Stock Option Plan (3)

10(b)          Employment Agreement dated August 31, 1996 between the Company,
               Glacier Bank and Michael J. Blodnick (4)

10(c)          Employment Agreement dated August 31, 1996 between the Company,
               Glacier Bank and Stephen J. Van Helden (4)

10(d)          Employment Agreement dated August 31, 1996 between the Company,
               Glacier Bank and James H. Strosahl (4)

10(f)          Employment Agreement dated August 9, 1996 between First Security
               Bank and William L. Bouchee (5)

10(g) Employment Agreement dated December 30, 1997 between Valley Bank of Helena and Fred J. Flanders (1)

10(h)          1994 Director Stock Option Plan (6)

10(i)          1995 Employee Stock Option Plan (7)

10(j)          Deferred Compensation Plan (6)

10(k)          Supplemental Executive Retirement Agreement (6)

10(l)          Employment agreement dated September 14, 1999, between Mountain
               West Bank and Jon W. Hippler (8)

10(m)          Employment agreement dated September 20, 2000 between Western
               Security Bank and Ralph R. Holliday (9)

21             Subsidiaries of the Company (See item 1, "Subsidiaries")

23             Consent of KPMG LLP

(1) Incorporated by reference to exhibit 3.1 included in the Company's Registration Statement on Form S-4 (333-58503) declared effective July 16, 1998

(2) Incorporated by reference to Exhibit 3 (b) included in the Company's Form 10-K for the fiscal year ended December 31, 1999

(3) Incorporated by reference to exhibit 10 (a) included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

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

(7) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 33-94648).

(8) Incorporated by reference to exhibit 10.3 of the Company's Registration Statement on S-4 (No. 333-90701), declared effective on December 17, 1999.

(9) Incorporated by reference to exhibit 10.4 of the Company's Registration Statement on S-4 (No. 333-52498), declared effective as of February 28, 2001.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2001.


                                            GLACIER BANCORP, INC.


                                            By: /s/ Michael J. Blodnick
                                               --------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2001, by the following persons in the capacities indicated.


/s/Michael J. Blodnick                             President, CEO, and Director
-------------------------------                    (Principal Executive Officer)
Michael J. Blodnick

/s/James H. Strosahl                               Executive Vice President and CFO
-------------------------------                    (Principal Financial/Accounting Officer)
James H. Strosahl

Majority of the Board of Directors

/s/ John S. MacMillan                              Chairman
-------------------------------
John S. MacMillan

/s/ L. Peter Larson                                Director
-------------------------------
L. Peter Larson

/s/ Allen Fetscher                                 Director
-------------------------------
Allen J. Fetscher

/s/ Jon W. Hippler                                 Director
-------------------------------
Jon W. Hippler

/s/ Everit A. Sliter                               Director
-------------------------------
Everit A. Sliter

/s / Harold A. Tutvedt                             Director
-------------------------------
Harold A. Tutvedt

/s/ William L. Bouchee                             Director
-------------------------------
William L. Bouchee

/s/ Fred J. Flanders                               Director
-------------------------------
Fred J. Flanders

/s/ F. Charles Mercord                             Director
-------------------------------
F. Charles Mercord