Form 10-Q
period 2001-03-31
GLACIER BANCORP INC
filed 2001-05-15
CIK 868671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on May 8th, 2001 was 16,272,572. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                          Page #
                                                                                          ------
PART I.        FINANCIAL INFORMATION

        Item 1 -- Financial Statements

               Consolidated Statements of Financial Condition -- March 31, 2001,
               December 31, and March 31, 2000 (unaudited) ...........................       3

               Consolidated Statements of Operations --
               Three months ended March 31, 2001 and 2000 (unaudited) ................       4

               Consolidated Statements of Stockholders' Equity and Comprehensive
               Income -- Years ended December 31, 1999 2000 and Quarter ended
               March 31, 2001 (unaudited) ............................................       5

               Consolidated Statements of Cash Flows -- Three months ended
               March 31, 2001 and 2000 (unaudited) ...................................       6

               Notes to Consolidated Financial Statements ............................       7

        Item 2 -- Management's Discussion and Analysis
                  Of Financial Condition and Results of Operations ...................      14

        Item 3 -- Quantitative and Qualitative Disclosure about Market Risk ..........      17

PART II.       OTHER INFORMATION .....................................................      18

        Item 1 -- Legal Proceedings ..................................................      18

        Item 2 -- Changes in Securities and Use of proceeds ..........................      18

        Item 3 -- Defaults Upon Senior Securities ....................................      18

        Item 4 --  Submission of Matters to a Vote of Security Holders ...............      18

        Item 5 --  Other Information .................................................      18

        Item 6 -- Exhibits and Reports on Form 8-K ...................................      18

        Signatures ...................................................................      19

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------      ------------       ------------       ------------
      (Unaudited - dollars in thousands except per share data)              MARCH 31,        December 31,         March 31,
--------------------------------------------------------------------          2001               2000               2000
                                                                          ------------       ------------       ------------
ASSETS:
Cash on hand and in banks ..........................................      $     59,715             41,456             40,161
Federal funds sold .................................................                --                 --              1,450
Interest bearing cash deposits .....................................             3,455             10,330             12,150
                                                                          ------------       ------------       ------------
     Cash and cash equivalents .....................................            63,170             51,786             53,761
                                                                          ------------       ------------       ------------
Investments:
     Investment securities, available-for-sale .....................           164,135             71,415             64,309
     Mortgage backed securities, available-for-sale ................           354,168            140,473            142,816
                                                                          ------------       ------------       ------------
          Total Investments ........................................           518,303            211,888            207,125
                                                                          ------------       ------------       ------------
Net loans receivable:
     Real estate loans .............................................           505,840            231,215            224,169
     Commercial Loans ..............................................           563,269            340,391            295,104
     Installment and other loans ...................................           339,570            169,754            160,194
     Allowance for loan losses .....................................           (17,047)            (7,799)            (7,102)
                                                                          ------------       ------------       ------------
          Total Loans, net .........................................         1,391,632            733,561            672,365
                                                                          ------------       ------------       ------------

Premises and equipment, net ........................................            58,286             25,016             24,592
Real estate and other assets owned, net ............................               451                291                460
Federal Home Loan Bank of Seattle stock, at cost ...................            30,625             16,436             15,523
Federal Reserve stock, at cost .....................................             1,722              1,662              1,527
Accrued interest receivable ........................................            12,973              6,637              5,577
Core deposit intangible, net .......................................            10,343              1,547              1,697
Goodwill, net ......................................................            37,647              4,946              5,202
Deferred tax asset .................................................                --                 --              1,380
Other assets .......................................................             7,627              2,942              3,686
                                                                          ------------       ------------       ------------
                                                                          $  2,132,779          1,056,712            992,895
                                                                          ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - non-interest bearing ....................................      $    227,362            141,207            148,253
Deposits - interest bearing ........................................         1,278,419            579,363            524,455
Advances from Federal Home Loan Bank of Seattle ....................           355,457            196,791            200,926
Securities sold under agreements to repurchase .....................            28,270             24,877             12,979
Other borrowed funds ...............................................            12,304              4,652              9,885
Accrued interest payable ...........................................            12,121              4,591              2,186
Current income taxes ...............................................               887                 17              1,581
Deferred tax liability .............................................             3,327                578                 --
Other liabilities ..................................................            20,568              6,185              4,830
Minority interest ..................................................               351                338                305
Trust preferred securities .........................................            35,000                 --                 --
                                                                          ------------       ------------       ------------
     Total liabilities .............................................         1,974,066            958,599            905,400
                                                                          ------------       ------------       ------------

Preferred shares, 1,000,000 shares authorized. None outstanding ....                --                 --                 --
Common stock, $.01 par value per share.
   50,000,000 shares authorized ....................................               161                114                104
Paid-in capital ....................................................           158,294            101,828             87,410
Retained earnings (deficit) - substantially restricted .............            (2,586)            (4,087)             4,664
Accumulated other comprehensive income (loss) ......................             2,844                258             (4,683)
                                                                          ------------       ------------       ------------
     Total stockholders' equity ....................................           158,713             98,113             87,495
                                                                          ------------       ------------       ------------
                                                                          $  2,132,779          1,056,712            992,895
                                                                          ============       ============       ============
Number of shares outstanding .......................................        16,061,254         11,447,150         11,437,279
Book value of equity per share .....................................              9.88               8.57               7.65
Tangible book value per share ......................................              6.89               8.00               7.05

See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------      -----------------------------
(unaudited - dollars in thousands except per share data)               THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------      -----------------------------
                                                                          2001              2000
                                                                       -----------       -----------
INTEREST INCOME:
    Real estate loans ...........................................      $     6,689             4,560
    Commercial loans ............................................            9,377             6,330
    Consumer and other loans ....................................            5,052             3,499
    Investments .................................................            5,257             3,857
                                                                       -----------       -----------
          Total interest income .................................           26,375            18,246
                                                                       -----------       -----------

INTEREST EXPENSE:
    Deposits ....................................................            8,734             4,947
    FHLB Advances ...............................................            3,611             3,144
    Repurchase agreements .......................................              263               187
    Trust preferred securities ..................................              601                --
    Other borrowed funds ........................................               64                67
                                                                       -----------       -----------
          Total interest expense ................................           13,273             8,345
                                                                       -----------       -----------

NET INTEREST INCOME .............................................           13,102             9,901
    Provision for loan losses ...................................              585               487
                                                                       -----------       -----------
         Net interest income after provision for loan losses ....           12,517             9,414
                                                                       -----------       -----------

NON-INTEREST INCOME:
    Service charges and other fees ..............................            2,443             1,855
    Miscellaneous loan fees and charges .........................              693               568
    Gains on sale of loans ......................................              467               370
    Gains (losses) on sale of investments, net ..................               64               (30)
    Other income ................................................              460               452
                                                                       -----------       -----------
         Total non-interest income ..............................            4,127             3,215
                                                                       -----------       -----------
NON-INTEREST EXPENSE:
    Compensation, employee benefits
           and related expenses .................................            5,257             3,957
    Occupancy expense ...........................................            1,459             1,115
    Data processing expense .....................................              261               276
    Core deposit intangibles amortization .......................              168                50
    Goodwill amortization .......................................              224                86
    Other expenses ..............................................            3,131             2,151
    Minority interest ...........................................               15                15
                                                                       -----------       -----------
         Total non-interest expense .............................           10,515             7,650
                                                                       -----------       -----------
EARNINGS BEFORE INCOME TAXES ....................................            6,129             4,979

    Federal and state income tax expense ........................            2,215             1,751
                                                                       -----------       -----------
NET EARNINGS ....................................................      $     3,914             3,228
                                                                       ===========       ===========

Basic earnings per share (1).....................................             0.30              0.28
Diluted earnings per share (1) ..................................             0.29              0.28
Dividends declared per share (1)  ...............................             0.15              0.14
Return on average assets (annualized)  ..........................             1.14%             1.33%
Return on average equity (annualized) ...........................            13.14%            15.06%
Return on tangible average equity (annualized) ..................            14.64%            16.33%
Average outstanding shares - basic (1)  .........................       13,020,217        11,436,633
Average outstanding shares - diluted (1)  .......................       13,569,827        11,585,464

(1) Adjusted for stock dividends on May 25, 2000

    See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
     Years ended December 31, 2000, 1999, and Quarter ended March 31, 2001

                                                                                           Retained
                                                                                           earnings      Accumulated
                                                                                         (accumulated    other comp-      Total
-------------------------------------------          Common Stock                          deficit)       rehensive       stock-
(Unaudited - dollars in thousands except      --------------------------     Paid-in     substantially     income        holders'
per share data)                                 Shares         Amount        capital      restricted       (loss)         equity
-------------------------------------------   -----------    -----------   -----------   ------------    -----------    -----------
Balance at December 31, 1998  .............     9,344,093    $        93        66,180         16,700          1,173         84,146
Comprehensive income:
     Net earnings .........................            --             --            --         12,352             --         12,352
     Unrealized loss on securities, net
       of reclassification adjustment .....            --             --            --             --         (6,604)        (6,604)
                                                                                                                        -----------
Total comprehensive income ................                                                                                   5,748
                                                                                                                        -----------
Cash dividends declared ($.64 per share) ..            --             --            --         (6,076)            --         (6,076)
Stock options exercised ...................       113,049              1         1,091             --             --          1,092
Tax benefit from stock related
  compensation ............................            --             --           240             --             --            240
10% stock dividend ........................       936,899             10        19,876        (19,905)            --            (19)
Fiscal year conforming adjustment .........            --             --            --            (75)            --            (75)
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999  .............    10,394,041    $       104        87,387          2,996         (5,431)        85,056

Comprehensive income:
     Net earnings .........................            --             --            --         14,003             --         14,003
     Unrealized gain on securities, net
       of reclassification adjustment .....            --             --            --             --          5,689          5,689
                                                                                                                        -----------
Total comprehensive income ................                                                                                  19,692
                                                                                                                        -----------

Cash dividends declared ($.59 per share) ..            --             --            --         (6,752)            --         (6,752)
Stock options exercised ...................        14,161             --           134             --             --            134
Tax benefit from stock related
  compensation ............................            --             --            16             --             --             16
10% stock dividend ........................     1,039,608             10        14,302        (14,334)            --            (22)
Dissenting Mountain West shareholders .....          (660)            --           (11)            --             --            (11)
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000 ..............    11,447,150    $       114       101,828         (4,087)           258         98,113

Comprehensive income:
     Net earnings .........................            --             --            --          3,914             --          3,914
     Unrealized gain on securities, net
       of reclassification adjustment .....            --             --            --             --          2,586          2,586
                                                                                                                        -----------
Total comprehensive income ................                                                                                   6,500
                                                                                                                        -----------
Cash dividends declared ($.15 per share) ..            --             --            --         (2,413)            --         (2,413)
Stock options exercised ...................        83,642              1           798             --             --            799
Stock issued in connection with merger
  of WesterFed Financial Corporation ......     4,530,462             46        55,668             --             --         55,714
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2001 .................    16,061,254    $       161       158,294         (2,586)         2,844        158,713
                                              ===========    ===========   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------     ----------------------------
                        (Unaudited - dollars in thousands)                           THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
OPERATING ACTIVITIES:
    Net earnings ...............................................................     $   3,914              3,228
    Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired ......................       (43,098)           (20,171)
      Proceeds from sales of mortgage loans held for sale ......................        27,583             15,909
      Proceeds from sales of commercial loans ..................................         7,314              3,139
      Provision for loan losses ................................................           585                487
      Depreciation of premises and equipment ...................................           716                599
      Amortization of goodwill and deposit premium .............................           392                136
      Net (gain) loss on sale of investments ...................................           (64)                30
      Gain on sale of loans ....................................................          (467)              (370)
      Amortization of investments premiums and discounts, net ..................           146                 38
      FHLB stock dividends .....................................................          (343)              (236)
      Deferred tax expense (benefit) ...........................................        (1,859)               771
      Net (increase) decrease in accrued interest receivable ...................           (79)                34
      Net decrease in accrued interest payable .................................          (511)              (531)
      Net decrease (increase) in other assets ..................................           288               (589)
      Net decrease in other liabilities and minority interest ..................        (2,766)              (142)
                                                                                     ---------          ---------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................        (8,249)             2,332
                                                                                     ---------          ---------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities and prepayments of
        investments available-for-sale .........................................        81,243             10,932
    Purchases of investments available-for-sale ................................      (197,529)            (7,574)
    Principal collected on installment and commercial loans ....................        74,874             57,190
    Installment and commercial loans originated or acquired ....................       (83,012)           (81,738)
    Principal collections on mortgage loans ....................................        44,102             32,117
    Mortgage loans originated or acquired ......................................       (35,702)           (26,720)
    Net purchase of FHLB and FRB stock .........................................          (845)              (213)
    Acquisition of WesterFed Financial Corporation and several branches,
         net of cash and cash equivalents acquired of $162,254  ................       109,905                 --
    Net addition of premises and equipment .....................................        (1,990)              (521)
                                                                                     ---------          ---------
         NET CASH USED IN INVESTING ACTIVITIES .................................        (8,954)           (16,527)
                                                                                     ---------          ---------

FINANCING ACTIVITIES:
    Net increase (decrease) in deposits ........................................        (2,312)            28,602
    Net decrease in FHLB advances and other borrowed funds .....................         1,282             (4,687)
    Net increase (decrease) in securities sold under repurchase agreements .....        (4,459)            (6,787)
    Proceeds from issuance of trust preferred securities .......................        35,000                 --
    Cash dividends paid to stockholders ........................................        (1,723)            (1,561)
    Proceeds from exercise of stock options and other stock issued .............           799                 24
                                                                                     ---------          ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................        28,587             15,591
                                                                                     ---------          ---------

        NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................        11,384              1,396
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................        51,786             52,365
                                                                                     ---------          ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................     $  63,170             53,761
                                                                                     =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:   Interest ................................     $   5,743              8,876
                                       Income taxes ............................            85                278
NON-CASH INVESTING AND FINANCING ACTIVITY
    During the first quarter ended March 31, 2001, the Company purchased a bank and seven branches with net loans of $650,248 and deposits of $787,523. At March 31, 2001 and 2000, the
    Company had declared dividends, but not yet paid of $2,413 and
    $1,560. Dividends payable are included in other liabilities.

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2001, December 31, 2000, and March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

        The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2)      Organizational Structure:

        The Company, headquartered in Kalispell, Montana, a Delaware corporation incorporated in 1998, is the successor corporation in a merger with the original Glacier Bancorp, Inc., a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The formation of the new corporation, and subsequent merger, was effected to resolve technical deficiencies in the May 9, 1997 stock split.

        The Company is the parent company for ten subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), Western Security Bank ("Western"), Glacier Capital Trust I ("Glacier Trust"), and Community First, Inc. ("CFI"), all located in Montana, and Mountain West Bank ("Mountain West") which is located in Idaho and Utah. CFI provides full service brokerage services through Raymond James Financial Services, Inc. At March 31, 2001, the Company owned 100% of Glacier, Missoula, Helena, Big Sky, Mountain West, Western, Glacier Trust and CFI; 94% of Whitefish, and 98% of Eureka.

        The Company formed Glacier Capital Trust I (Glacier Trust) as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust offered 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company obtained all of the outstanding common securities of the trust.

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

          Big Sky                      Valley Bank                      Mountain West Bank            Western Security Bank
        Western Bank                    of Helena                        of Coeur d'Alene                (Savings bank)
     (Commercial bank)              (Commercial bank)                    (Commercial bank)

                                     Glacier Capital                    Community First, Inc.
                                         Trust I                        (Brokerage services)
                                  (Financing services)

3)      Ratios:

        Returns on average assets and average equity were calculated based on daily averages.

4)      Cash Dividend Declared:

        On March 28, 2001, the Board of Directors declared a $.15 per share quarterly cash dividend to stockholders of record on April 10, 2001, payable on April 19, 2001.

5)      Computation of Earnings Per Share:

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

                                                       Three           Three
                                                       months          months
                                                       ended           ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                     ----------     ----------
Net earnings available to common
   stockholders, basic .........................      3,914,266      3,227,733
   After tax effect of interest on
      convertible subordinated debentures ......          4,000          4,000
                                                     ----------     ----------
Net earnings available to common
   stockholders, diluted .......................      3,918,266      3,231,733
                                                     ==========     ==========


Average outstanding shares - basic .............     13,020,217     11,436,633
Add:  Dilutive stock options ...................        516,585        115,806
      Convertible subordinated debentures ......         33,025         33,025
                                                     ----------     ----------
Average outstanding shares - diluted ...........     13,569,827     11,585,464
                                                     ==========     ==========


Basic earnings per share .......................           0.30           0.28
                                                     ==========     ==========

Diluted earnings per share .....................           0.29           0.28
                                                     ==========     ==========

6)      Investments:

        A comparison of the amortized cost and estimated fair value of the Company's investments is as follows:


                        INVESTMENTS AS OF MARCH 31, 2001

---------------------------------------------------
              (Dollars in thousands)
---------------------------------------------------
                                                                                                             Estimated
                                                       Weighted     Amortized       Gross Unrealized           Fair
U.S. GOVERNMENT AND FEDERAL AGENCIES                     Yield        Cost        Gains         Losses         Value
                                                       --------     ---------   ----------     --------      ---------
  maturing within one year ........................       4.99%          500           --            --           500
  maturing after ten years ........................       8.02%        1,685           14            (6)        1,693
                                                                    --------     --------      --------      --------
                                                          7.33%        2,185           14            (6)        2,193
                                                                    --------     --------      --------      --------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ........................       5.37%       12,395            1            (7)       12,389
  maturing one year through five years ............       5.68%       12,314          140            (4)       12,450
  maturing five years through ten years ...........       5.37%        5,158           55           (36)        5,177
  maturing after ten years ........................       5.67%      129,900        2,486          (460)      131,926
                                                                    --------     --------      --------      --------
                                                          5.67%      159,767        2,682          (507)      161,942
                                                                    --------     --------      --------      --------

MORTGAGE-BACKED SECURITIES ........................       7.14%      149,444          990          (151)      150,283

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ..........       6.49%      202,241        1,676           (32)      203,885

                                                                    --------     --------      --------      --------
       TOTAL AVAILABLE-FOR-SALE INVESTMENTS .......       6.42%      513,637        5,362          (696)      518,303
                                                                    ========     ========      ========      ========

                       INVESTMENTS AS OF DECEMBER 31, 2000

---------------------------------------------------                                                         Estimated
              (Dollars in thousands)                   Weighted     Amortized       Gross Unrealized          Fair
---------------------------------------------------     Yield         Cost        Gains         Losses        Value
                                                       --------     ---------    --------      --------     ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year ........................       5.05%          500           --            (3)          497
  maturing one year through five years ............       6.33%        4,975            5           (25)        4,955
  maturing five years though ten years ............       6.92%        3,050           24           (11)        3,063
  maturing after ten years ........................       7.20%        1,070           --           (12)        1,058
                                                                    --------     --------      --------      --------
                                                          6.55%        9,595           29           (51)        9,573
                                                                    --------     --------      --------      --------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ........................       5.47%          600            1           (19)          582
  maturing one year through five years ............       5.17%        1,635           41            (1)        1,675
  maturing five years through ten years ...........       7.53%        4,047           34           (99)        3,982
  maturing after ten years ........................       5.50%       54,561        1,612          (570)       55,603
                                                                    --------     --------      --------      --------
                                                          5.63%       60,843        1,688          (689)       61,842
                                                                    --------     --------      --------      --------

MORTGAGE-BACKED SECURITIES ........................       6.79%       39,374          268          (157)       39,485

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ..........       6.94%      101,635          396        (1,043)      100,988

                                                                    --------     --------      --------      --------
     TOTAL AVAILABLE FOR SALE INVESTMENTS .........       6.52%     $211,447        2,381        (1,940)      211,888
                                                                    ========     ========      ========      ========

7)      Stockholders'  Equity:

        The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2001:

                 CONSOLIDATED                          Tier 1            Tier 2
------------------------------------------------       (Core)            (Total)          Leverage
            (Dollars in thousands)                     Capital           Capital           Capital
------------------------------------------------     -----------       -----------       -----------
GAAP Capital ...................................     $   158,713           158,713           158,713
Less:  Goodwill ................................         (47,990)          (47,990)          (47,990)
    Accumulated other comprehensive
    gain on AFS securities .....................          (2,844)           (2,844)           (2,844)
Plus:  Minority interest .......................             351               351               351
    Allowance for loan losses ..................              --            16,496                --
    Trust preferred secuirities ................          35,000            35,000            35,000
Other regulatory adjustments ...................          (3,707)           (5,271)           (3,707)
                                                     -----------       -----------       -----------
Regulatory capital computed ....................     $   139,523           154,455           139,523
                                                     ===========       ===========       ===========

Risk weighted assets ...........................     $ 1,439,705         1,439,705
                                                     ===========       ===========

Total average assets ...........................                                           1,966,065
                                                                                         ===========

Capital as % of defined assets .................            9.69%            10.73%             7.10%
Regulatory "well capitalized" requirement ......            6.00%            10.00%             5.00%
                                                     -----------       -----------       -----------
Excess over "well capitalized" requirement .....            3.69%             0.73%             2.10%
                                                     ===========       ===========       ===========

8)      Comprehensive Earnings:

        The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                              For the three months
                                                                 ended March 31,
--------------------------------------------------------     ----------------------
                  Dollars in thousands                         2001          2000
--------------------------------------------------------     --------      --------
Net earnings ...........................................     $  3,914         3,228

Unrealized holding gains arising during the period .....        4,212         1,309
Transfer from held-to-maturity .........................           --           (11)
Tax expense ............................................       (1,665)         (532)
                                                             --------      --------
            Net after tax ..............................        2,547           766
Reclassification adjustment for gains (losses)
   included in net income ..............................           64           (30)
Tax expense (benefit) ..................................          (25)           12
                                                             --------      --------
            Net after tax ..............................           39           (18)

            Net unrealized  gains on securities ........        2,586           748
                                                             --------      --------

                Total comprehensive earnings ...........     $  6,500         3,976
                                                             ========      ========

9)      Segment Information

        The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, Community First, Inc., Glacier Trust, and intercompany eliminations.

                                                         Three months ended and as of March 31, 2001
---------------------------------------     ----------------------------------------------------------------------
       (Dollars in thousands)                 Glacier      Whitefish       Eureka        Missoula         Helena
---------------------------------------     ----------     ---------     ----------     ----------      ----------
Revenues from external customers ......          9,487         1,298            676          5,068           2,037
Intersegment revenues .................            311            --              3             10              31
Expenses ..............................          8,173         1,059            557          4,098           1,741
Intercompany eliminations .............             --            --             --             --              --
                                            ----------     ---------     ----------     ----------      ----------
                       Net income .....          1,625           239            122            980             327
                                            ==========     =========     ==========     ==========      ==========
                     Total Assets .....        462,992        59,315         31,909        212,027          86,992
                                            ==========     =========     ==========     ==========      ==========

                                                            Mountain                                       Total
                                              Big Sky        West          Western        Other        Consolidated
                                            ----------     ---------     ----------     ----------     ------------
Revenues from external customers ......          1,714         3,716          6,280            226          30,502
Intersegment revenues .................             --           143             --          5,244           5,742
Expenses ..............................          1,548         3,694          5,480            238          26,588
Intercompany eliminations .............             --            --             --         (5,742)         (5,742)
                                            ----------     ---------     ----------     ----------      ----------
                       Net income .....            166           165            800           (510)          3,914
                                            ==========     =========     ==========     ==========      ==========
                     Total Assets .....         77,955       308,467        916,113        (22,991)      2,132,779
                                            ==========     =========     ==========     ==========      ==========

                                                             Three months ended and as of March 31, 2000
------------------------------------------------     -------------------------------------------------------------
             (Dollars in thousands)                  Glacier      Whitefish     Eureka       Missoula      Helena
                                                     --------     ---------    --------      --------     --------
Revenues from external customers ...............        9,315        1,178          626         4,604        1,873
Intersegment revenues ..........................          373            2           --            --           54
Expenses .......................................        8,120          949          507         3,668        1,611
Intercompany eliminations ......................           --           --           --            --           --
                                                     --------     --------     --------      --------     --------
                               Net income ......        1,568          231          119           936          316
                                                     ========     ========     ========      ========     ========
                             Total Assets ......      461,303       54,380       27,734       196,223       83,609
                                                     ========     ========     ========      ========     ========


                                                                  Mountain                                  Total
                                                     Big Sky        West        Other                   Consolidated
                                                     --------     --------     --------                 ------------
Revenues from external customers ...............        1,436        2,303          126                     21,461
Intersegment revenues ..........................           --           --        4,007                      4,436
Expenses .......................................        1,300        2,144          (66)                    18,233
Intercompany eliminations ......................           --           --       (4,436)                    (4,436)
                                                     --------     --------     --------                   --------
                               Net income ......          136          159         (237)                     3,228
                                                     ========     ========     ========                   ========
                             Total Assets ......       68,437       97,938        3,271                    992,895
                                                     ========     ========     ========                   ========

10)     Recent Acquisitions

        On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation. The Company issued 4,530,462 shares and $37,274,000 cash to shareholders in consideration of the merger. The acquisition is being accounted for, using the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill and will be amortized over a useful life of 20 years.


        The estimated fair values of net assets acquired at the acquisition date are summarized as follows:

-------------------------------------------------
             (Dollars in thousands)
-------------------------------------------------
Cash and due from banks ..........................     $ 24,891
Investments available-for-sale ...................      185,984
FHLB stock .......................................       13,062
Loans ............................................      613,676
Premises and equipment ...........................       25,546
Goodwill .........................................       15,609
Core deposit intangible ..........................        7,449
Other assets .....................................       11,034
                                                       --------
                                                        897,251
                                                       --------

Deposits .........................................     $603,555
FHLB advances ....................................      165,386
Repurchase agreements ............................        7,851
Other liabilities ................................       26,747
                                                       --------
                                                        803,539
                                                       --------

  Total consideration paid .......................     $ 93,712
                                                       ========

        On March 15, 2001, the Company completed the acquisition, subject to certain adjustments, of seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at there respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of the acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill and will be amortized over a useful life of 20 years.

        The estimated fair values of the branches net assets acquired at the acquisition date are summarized as follows:


-------------------------------------------------
             (Dollars in thousands)
-------------------------------------------------
Cash and due from banks ..........................     $122,288
Loans ............................................       36,573
Premises and equipment ...........................        6,449
Core deposit intangible ..........................        1,514
Other assets .....................................          196
                                                       --------
                                                        167,020
                                                       --------

Deposits .........................................     $183,968
Other liabilities ................................          454
                                                       --------
                                                        184,422
                                                       --------
Net liabilities assumed in excess of
    identifiable net assets acquired .............     $ 17,402
                                                       ========

The following pro forma information presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each of the periods presented below.


                                                            For the three months
---------------------------------------------------------      ended March 31,
(unaudited - dollars in thousands except per share data)       2001       2000
---------------------------------------------------------   ---------  ---------

Total interest and non-interest income ..................   $  47,629     38,588
                                                            =========  =========

Net earnings .............................................  $   4,676      3,991
                                                            =========  =========
Net earnings per common share - basic(1) ................        0.29       0.25
Net earnings per common share - diluted(1) ..............        0.28       0.24

(1) Adjusted for stock dividends on May 25, 2000


The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Recent Developments

Completed Acquisitions

The acquisition of Missoula, Montana based WesterFed with December 31, 2000 assets of $929 million, loans of $623 million, and deposits of $606 million was completed on February 28, 2001. WesterFed shareholders received 4,530,462 shares of Glacier Bancorp stock and $37,274,000 in cash as compensation for the acquisition. WesterFed was the holding company for Western Security Bank, Montana's largest savings bank with twenty-seven offices in fourteen Montana communities. Western Security Bank is a separate banking subsidiary of the Company. It is intended that by the end of the fiscal year, several of the branch offices will become branches of other Glacier Bank subsidiaries, based on their geographic location. The remaining branches will continue as a separate subsidiary under the Western Security Bank name, with the main office located in Billings, Montana.

The acquisition of seven Wells Fargo & Company and First Security Corporation branches located in Boise, Nampa, Hailey, and Ketchum, Idaho and Brigham City and Park City, Utah by Mountain West Bank of Coeur d'Alene, Idaho was completed on March 15, 2001. The purchase included approximately $184 million in deposits, $37 million in loans, and real estate and equipment of the branches.

Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded by the Company at their respective fair values at the time of the completion of the acquisitions and the results of operations include the results of the acquired operations since the dates of acquisitions.

As a result of these acquisitions, the Company is now the largest publicly traded bank holding company headquartered in the inland northwest, with assets exceeding $2 billion.

Sale of Six Branch Offices

On March 23, 2001 the sale of six branch locations with assets of $79 million to Stockman Bank was announced. Stockman Bank will acquire five Western Security Bank offices located in Conrad, Havre, and three branches in Great Falls and one Glacier Bank office located in Cutbank.

The proposed acquisition is subject to the approval of federal banking regulators, and the parties expect to receive such approval by early June. It is anticipated the transaction will close by the end of June 2001.

                               Financial Condition

This section discusses the changes in Statement of Financial Condition items from December 31, 2000 to March 31, 2001.

Since December 31, 2000 total assets have increased $1.076 billion, or 102 percent, to $2.133 billion, the result of completion of the WesterFed Financial Corporation acquisition, and branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation. Total loans, net of the reserve for loan losses, have increased $658 million, or 90 percent, of which $650 million came from the acquisitions. The loan growth has occurred in all loan classifications. Commercial loans increased $222.9 million, or 65 percent, consumer loans increased $169.8 million, or 100 percent, and residential real estate loans increased $274.6 million or 119 percent. Internal growth in loans since March 31, 2000 was $69 million, a 10 percent increase.

Loans sold to the secondary market amounted to $34.430 million and $18.678 million during the first three months of 2001 and 2000, respectively.

The amount of loans serviced for others on March 31, 2001 was approximately $352 million.

Total deposits have increased $785 million, or 109 percent, over the December 31, 2000 balances. Total deposits acquired were $787 million, leaving a decrease of $2 million from internal activity. Total deposits are also up $833 million from March 31, 2000, of which $48 million is from internal growth. Non-interest bearing deposits are up $86 million, or 61 percent from December 31, 2000, and interest-bearing deposits have increased $699 million, or 121 percent from December 31, 2000. Borrowed funds, including the subordinated debentures issued with the trust preferred security, and repurchase agreements, have increased $205 million, or 90 percent.

All eight banking subsidiaries are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. As of March 31, 2001, the Company had $710,113,000 of available FHLB line of which $355,457,000 was utilized.

Loan Loss Provision and Non-Performing Assets

Asset quality continued to be very strong during the quarter. Non-performing assets as a percentage of total assets at March 31, 2001 were .37 percent versus
 .23 at the same time last year, but still well below the Peer Group average of .53 percent at December 31, 2000, the most recent information available. The reserve for loan losses was 216 percent of non-performing assets at March 31, 2001, down from 310 percent a year ago.

With the growth in loan balances, and the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $9.248 million, or 119 percent, to $17.047 million, of which $8.893 million is from acquisitions. The reserve balance is 1.21 percent of total loans outstanding, up from 1.05 percent of loans at December 31, 2000. The first quarter provision expense for loan losses was $585 thousand, up from $487 thousand during the same quarter in 2000. Changes in the information related to the allowance for loan loss account are shown in the following table:

                                                                 March 31, 2001     December 31, 2000
                                                                 --------------     -----------------
Total Allowance for Loan and Real Estate Owned Losses:           $17.047 million      $7.799 million

Allowance as a percentage of Total Loans:                        1.21%                1.05%

Allowance as a percentage of Non-performing Assets:              216%                 372%

Impaired Loans

As of March 31, 2001, there was $5.885 million in impaired loans. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of March 31, 2001, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively. Glacier has a plan in place to purchase the minority interest in the two subsidiaries and subsequently merge the two subsidiaries. It is anticipated that the transactions will occur in the second quarter of 2001.

Stockholders' Equity

Total stockholders' equity increased $61 million, or 62 percent, primarily the result of the stock issued in connection with the recent acquisition of WesterFed Financial Corporation.

 Results of Operations -- The three months ended March 31, 2001 compared to the three months ended March 31, 2000.

The Company reported quarterly earnings of $3.9 million, or fully diluted earnings per share of $.29 compared to $3.2 million, and diluted earnings of $.28 last year, an increase of 21 percent. Return on average assets and return on average equity, were 1.14 percent and 13.14 percent compared to 1.33 percent and 15.06 percent for the same quarter last year. The Company's results of operations comparability has been affected by the acquisitions completed during the first quarter of 2001 as described under recent developments and in footnote 10 to the consolidated financial statements.

Net Interest Income

Top line revenue growth continues to accelerate as a result of the Company's growth both internally and from acquisitions. Net interest income for the quarter was $13.102 million, an increase of $3.201 million, or 32 percent, over the same period in 2000. The growth in earning assets and the increase in non-interest bearing deposits resulted in a significant increase in net interest income. The net interest margin continues to be a challenge as the spread on assets acquired is less than the spread on the previous asset base. As a percentage of earning assets, on a tax equivalent basis, the margin has declined from 4.4 percent for the quarter ending March 31, 2000 to 4.0 percent this year.

Non-interest Income

Fee income from loans was $125 thousand, or 22 percent higher in the first quarter of 2001 than the same quarter in 2000. There also was an increase in service charge and other fee income of $588 thousand, or 32 percent. Gain on sale of loans increased $97 thousand, or 26 percent. Net gains on securities sales of $64 thousand in 2001, compared to a net loss of $30 thousand in 2000, were recorded.

Non-interest Expense

Non-interest expense increased by $2.865 million, or 37 percent, over the first quarter of 2000. Included in the 2001 total is $406 thousand in merger and conversion expense. Without those non-recurring expenses non-interest expense increased by $2.459 million, or 32 percent. Compensation and employee benefits increased $1.300 million or 33 percent. Occupancy and equipment expense was up $334 thousand, or 31 percent, and other expenses, which include the merger and conversion expenses, were up $984 thousand, or 46 percent. Amortization of core deposits and goodwill was $168 thousand and $224 thousand, respectively, which is an increase of $252 thousand over the prior year due primarily to the acquisitions.

Forward-Looking Statements

When used in this press release, the words or phrases `will likely result in', `are expected to', `will continue', `is anticipated', `estimate', or `project' or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected including general economic conditions, business conditions in the banking industry, the regulatory environment, new legislation, vendor quality and efficiency, employee retention factors, rapidly changing technology and evolving banking industry standards, competitive standards, competitive factors including increased competition among financial institutions and fluctuating interest rate environments. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Readers should also carefully review the risk factors described in the company's most recent Annual Report on Form 10-K for the period ending December 31, 2000 and other documents the company files from time to time with the Securities and Exchange Commission.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no material changes in the analysis from December 31, 2000 to March 31, 2001.

     Interest Rate Sensitivity
                                                             +200 bp    -200 bp
                                                             -------    -------
     Estimated sensitivity                                      -2.75%     1.73%
     Estimated increase (decrease) in net interest income    $  (2,007)    1,262

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

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        A special meeting was held on February 26, 2001 to vote upon the proposal to adopt the Amended and Restated Plan and Agreement of Merger, dated as of September 20, 2000, between Glacier Bancorp, Inc. and WesterFed Financial Corporation, under the terms of which WesterFed Financial corporation will merge with Glacier Bancorp, Inc. The merger was approved at the meeting.

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

               None

        (b) Current Report on Form 8-K

        On January 30, 2001, a Form 8-K was filed disclosing that Glacier Bancorp, Inc. had completed the sale of $35 million in 9.40% capital securities representing preferred beneficial interest in Glacier Capital Trust I, a business trust formed by the Company for the purpose of facilitation the offering. The net proceeds to the Company from the offering were to be used to finance, in part, the acquisition of WesterFed Financial Corporation and the acquisition of seven branches from Wells Fargo & Company, and for other general corporate purposes.

        On February 28, 2001, a Form 8-K was filed disclosing that Glacier Bancorp, Inc. had completed its pending acquisition of WesterFed Financial Corporation and its subsidiary, Western Security Bank. The acquisition was accomplished pursuant to an Amended and Restated Plan and Agreement of Merger dated as of September 20, 2000.

        On May 4th, 2001 a Form 8-Ka was filed disclosing the consolidated balance sheets of WesterFed Financial Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2000, the six months ended December 31,1999 and the years ended June 30, 1999 and 1998. In addition, the pro forma financial information Unaudited Combined Condensed Pro Forma

        Statement of Financial Condition as of December 31, 2000 and Unaudited Combined Condensed Pro Forma Statement of Operations for the year ended December 31, 2000 were filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GLACIER BANCORP, INC.


May 15, 2001                                      /s/ Michael J. Blodnick
                                             President/CEO

May 15, 2001                                      /s/ James H. Strosahl
                                             Executive Vice President/CFO