Form 10-Q
period 2001-06-30
GLACIER BANCORP INC
filed 2001-08-14
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2001

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

The number of shares of Registrant's common stock outstanding on July 17, 2001 was 16,634,325. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                              Page #
                                                                                              ------
PART I.        FINANCIAL INFORMATION

        Item 1 - Financial Statements

               Consolidated Statements of Financial Condition -
               June 30, 2001, December 31, and June 30, 2000 (unaudited) ......................   3

               Consolidated Statements of Operations -
               Three and Six months ended June 30, 2001 and 2000 (unaudited) ..................   4

               Consolidated Statements of Stockholders' Equity and
               Comprehensive Income - Years ended December 31, 1999
               2000 and Six months ended June 30, 2001 (unaudited) ............................   5

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 2001 and 2000 (unaudited) ............................   6

               Notes to Consolidated Financial Statements (unaudited) .........................   7

        Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations ..............................  16

        Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....................  20

PART II.       OTHER INFORMATION ..............................................................  21

        Item 1 - Legal Proceedings ............................................................  21

        Item 2 - Changes in Securities and Use of proceeds ....................................  21

        Item 3 - Defaults Upon Senior Securities ..............................................  21

        Item 4 -  Submission of Matters to a Vote of Security Holders .........................  21

        Item 5 -  Other Information ...........................................................  22

        Item 6 - Exhibits and Reports on Form 8-K .............................................  22

        Signatures ............................................................................  22

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      June 30,       December 31,      June 30,
  (Unaudited - dollars in thousands except per share data)              2001               2000            2000
----------------------------------------------------------------   --------------       ---------       ---------
ASSETS:
Cash on hand and in banks...................................       $       69,446          41,456          42,870
Interest bearing cash deposits..............................               18,938          10,330           2,533
                                                                   --------------       ---------       ---------
     Cash and cash equivalents..............................               88,384          51,786          45,403
                                                                   --------------       ---------       ---------
Investments:
     Investment securities, available-for-sale..............              165,294          71,415          65,350
     Mortgage backed securities, available-for-sale.........              352,267         140,473         140,141
                                                                   --------------       ---------       ---------
          Total Investments.................................              517,561         211,888         205,491
                                                                   --------------       ---------       ---------
Net loans receivable:
     Real estate loans......................................              484,959         231,215         231,691
     Commercial Loans.......................................              590,021         340,391         318,836
     Consumer and other loans...............................              317,289         169,754         167,768
     Allowance for loan losses..............................              (18,465)         (7,799)         (7,484)
                                                                   --------------       ---------       ---------
          Total Loans, net..................................            1,373,804         733,561         710,811
                                                                   --------------       ---------       ---------

Premises and equipment, net.................................               52,376          25,016          25,413
Real estate and other assets owned, net.....................                  462             291             436
Federal Home Loan Bank of Seattle stock, at cost............               31,146          16,436.         16,048
Federal Reserve stock, at cost..............................                4,428           1,662           1,467
Accrued interest receivable.................................               13,896           6,637           6,130
Core deposit intangible, net................................                9,013           1,547           1,647
Goodwill, net...............................................               35,544           4,946           5,117
Deferred tax asset..........................................                    -               -           2,940
Other assets................................................                7,482           2,942           3,089
                                                                   --------------       ---------       ---------
                                                                   $    2,134,096       1,056,712       1,023,992
                                                                   ==============       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - non-interest bearing.............................       $      231,007         141,207         138,718
Deposits - interest bearing.................................            1,212,343         579,363         520,701
Advances from Federal Home Loan Bank of Seattle.............              416,222         196,791         241,223
Securities sold under agreements to repurchase..............               30,741          24,877          21,277
Other borrowed funds........................................               11,480           4,652           3,138
Accrued interest payable....................................               11,211           4,591           3,086
Current income taxes........................................                  182              17             308
Deferred tax liability......................................                1,244             578               -
Trust preferred securities..................................               35,000               -               -
Minority interest...........................................                  353             338             311
Other liabilities...........................................               18,953           6,185           7,109
                                                                   --------------       ---------       ---------
     Total liabilities......................................            1,968,736         958,599         935,871
                                                                   --------------       ---------       ---------

Preferred shares, 1,000,000 shares authorized.
   None outstanding.........................................                    -               -               -
Common stock, $.01 par value per share.
   50,000,000 shares authorized.............................                  166             114             114
Paid-in capital.............................................              162,572         101,828         101,757
Retained earnings (deficit) - substantially restricted......                  563          (4,087)         (8,194)
Accumulated other comprehensive income (loss)...............                2,059             258          (5,556)
                                                                   --------------       ---------       ---------
     Total stockholders' equity.............................              165,360          98,113          88,121
                                                                   --------------       ---------       ---------
                                                                   $    2,134,096       1,056,712       1,023,992
                                                                   ==============       =========       =========
Number of shares outstanding................................           16,613,425      11,447,150      11,441,234
Book value of equity per share..............................                 9.95            8.57            7.70
Tangible book value per share...............................                 7.27            8.00            7.11


See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------        ---------------------------
(unaudited - dollars in thousands except per share data)        2001               2000              2001              2000
--------------------------------------------------------     -----------        ----------        ----------       ----------
INTEREST INCOME:
     Real estate loans...................................    $    10,291             4,685            16,980            9,245
     Commercial loans....................................         12,323             6,975            21,700           13,305
     Consumer and other loans............................          7,436             3,758            12,488            7,257
     Investments.........................................          8,723             3,875            13,980            7,732
                                                             -----------        ----------        ----------       ----------
           Total interest income.........................         38,773            19,293            65,148           37,539
                                                             -----------        ----------        ----------       ----------

INTEREST EXPENSE:
     Deposits............................................         13,064             5,274            21,798           10,221
     FHLB Advances.......................................          5,226             3,553             8,837            6,697
     Securities sold under agreements to repurchase......            262               184               525              371
     Trust preferred securities..........................            905                 -             1,506                -
     Other borrowed funds................................             79               123            .  143              190
                                                             -----------        ----------        ----------       ----------
           Total interest expense........................         19,536             9,134            32,809           17,479
                                                             -----------        ----------        ----------       ----------

NET INTEREST INCOME......................................         19,237            10,159            32,339           20,060
     Provision for loan losses...........................          1,838               505             2,423              992
                                                             -----------        ----------        ----------       ----------
          Net interest income after provision for
            loan losses..................................         17,399             9,654            29,916           19,068
                                                             -----------        ----------        ----------       ----------

NON-INTEREST INCOME:
     Service charges and other fees......................          3,549             2,059             5,992            3,914
     Miscellaneous loan fees and charges.................          1,070               528             1,763            1,096
     Gains on sale of loans..............................            943               337             1,410              707
     Gains on sale of investments, net...................              -                30                64                -
     Other income........................................            938               347             1,398              799
                                                             -----------        ----------        ----------       ----------
          Total non-interest income......................          6,500             3,301            10,627            6,516
                                                             -----------        ----------        ----------       ----------
NON-INTEREST EXPENSE:
     Compensation, employee benefits
            and related expenses.........................          6,908             3,854            12,165            7,811
     Occupancy and equipment expense.....................          2,531             1,232             3,990            2,347
     Data processing expense.............................            976               603             1,237              879
     Core deposit intangibles amortization...............            406                50               574              100
     Goodwill amortization...............................            513                92               737              178
     Other expenses......................................          3,862             2,127             6,993            4,278
     Minority interest...................................             20                14                35               29
                                                             -----------        ----------        ----------       ----------
          Total non-interest expense.....................         15,216             7,972            25,731           15,622
                                                             -----------        ----------        ----------       ----------
EARNINGS BEFORE INCOME TAXES.............................          8,683             4,983            14,812            9,962

     Federal and state income tax expense................          3,075             1,791             5,290            3,542
                                                             -----------        ----------        ----------       ----------
NET EARNINGS.............................................    $     5,608             3,192             9,522            6,420
                                                             ===========        ==========        ==========       ===========
Basic earnings per share (1).............................           0.34             0.28              0.65             0.56
Diluted earnings per share (1)...........................           0.33             0.28              0.63             0.55
Dividends declared per share (1).........................           0.15             0.15              0.30             0.29
Return on average assets (annualized)....................          1.04%             1.28%             1.08%            1.30%
Return on average equity (annualized)....................         14.03%            14.58%            13.64%           15.05%
Return on tangible average equity (annualized)...........         17.82%            15.88%            16.34%           16.38%
Average outstanding shares - basic (1)...................     16,336,932        11,440,519        14,678,575       11,438,576
Average outstanding shares - diluted (1).................     16,770,005        11,584,429        15,189,394       11,586,499
(1) Adjusted for stock dividends on May 25, 2000


See accompanying notes to consolidated financial statements.

                        GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
     Years ended December 31, 2000, 1999, and Six months ended June 30, 2001

                                                                         Retained
                                                                         earnings     Accumulated
                                                                       (accumulated   other comp-    Total
-----------------------------------       Common Stock                   deficit)      rehensive     stock-
 (Unaudited - dollars in thousands    -------------------   Paid-in   substantially      income     holders'
      except per share data)            Shares     Amount   capital    restricted        (loss)      equity
-----------------------------------   ----------   ------   -------   -------------   -----------   --------
Balance at December 31, 1998.........  9,344,093    $ 93     66,180       16,700        1,173         84,146
Comprehensive income:
     Net earnings....................         --      --         --       12,352           --         12,352
     Unrealized loss on securities,
      net of reclassification
      adjustment.....................         --      --         --           --       (6,604)        (6,604)
                                                                                                    --------
Total comprehensive income...........                                                                  5,748
                                                                                                    --------
Cash dividends declared
 ($.64 per share)....................         --      --         --       (6,076)          --         (6,076)
Stock options exercised..............    113,049       1      1,091           --           --          1,092
Tax benefit from stock related
 compensation........................         --      --        240           --           --            240
10% stock dividend...................    936,899      10     19,876      (19,905)          --            (19)
Fiscal year conforming adjustment....         --      --         --          (75)          --            (75)
                                      ----------    ----    -------      -------       ------       --------
Balance at December 31, 1999......... 10,394,041    $104     87,387        2,996       (5,431)        85,056

Comprehensive income:
     Net earnings....................         --      --         --       14,003           --         14,003
     Unrealized gain on securities,
      net of reclassification
      adjustment.....................         --      --         --           --        5,689          5,689
                                                                                                    --------
Total comprehensive income...........                                                                 19,692
                                                                                                    --------

Cash dividends declared
 ($.59 per share)....................         --      --         --       (6,752)          --         (6,752)
Stock options exercised..............     14,161      --        134           --           --            134
Tax benefit from stock related
 compensation........................         --      --         16           --           --             16
10% stock dividend...................  1,039,608      10     14,302      (14,334)          --            (22)
Dissenting Mountain West
 shareholders........................       (660)     --        (11)          --           --            (11)
                                      ----------    ----    -------      -------       ------       --------
Balance at December 31, 2000......... 11,447,150    $114    101,828       (4,087)         258         98,113

Comprehensive income:
     Net earnings....................         --      --         --        9,522           --          9,522
     Unrealized gain on securities,
      net of reclassification
      adjustment.....................         --      --         --           --        1,801          1,801
                                                                                                    --------
Total comprehensive income...........                                                                 11,323
                                                                                                    --------
Cash dividends declared
 ($.30 per share)....................         --      --         --       (4,872)          --         (4,872)
Stock options exercised..............    635,813       6      5,076           --           --          5,082
Stock issued in connection with
      merger of WesterFed Financial
      Corporation....................  4,530,462      46     55,668           --           --         55,714
                                      ----------    ----    -------      -------       ------       --------
Balance at June 30, 2001............. 16,613,425    $166    162,572          563        2,059        165,360
                                      ==========    ====    =======      =======       ======       ========


See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


          (Unaudited -dollars in thousands except per share data)               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------           -------------------------
                                                                                 2001              2000
                                                                                --------         --------
OPERATING ACTIVITIES :
    Net earnings.............................................................  $   9,522            6,420
    Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired....................   (127,725)         (53,848)
      Proceeds from sales of mortgage loans held for sale....................    110,850           53,052
      Proceeds from sales of commercial loans................................     17,616           19,493
      Provision for loan losses..............................................      2,423              992
      Depreciation of premises and equipment.................................      1,730            1,191
      Amortization of goodwill and core deposit premium......................      1,311              271
      Net gains on sale of investments.......................................        (64)              --
      Gains on sale of loans.................................................     (1,410)            (707)
      Gains on sale of branches..............................................       (511)              --
      Amortization of investments premiums and discounts, net................        973               75
      FHLB stock dividends...................................................       (863)            (649)
      Deferred tax expense (benefit).........................................     (3,440)              88
      Net increase in accrued interest receivable............................     (1,002)            (519)
      Net increase (decrease) in accrued interest payable....................     (1,421)             369
      Net (increase) decrease in other assets................................        241             (244)
      Net increase (decrease) in other liabilities and minority interest.....     (4,082)             670
                                                                                --------         --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...........................      4,148           26,654
                                                                                --------         --------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities and prepayments of
        investments available-for-sale.......................................    115,613           26,060
    Purchases of investments available-for-sale..............................   (233,276)         (22,463)
    Principal collected on installment and commercial loans..................    186,946          108,782
    Installment and commercial loans originated or acquired..................   (231,066)        (181,220)
    Principal collections on mortgage loans..................................    137,754           57,717
    Mortgage loans originated or acquired....................................   (106,590)         (62,750)
    Net purchase of FHLB and FRB stock.......................................     (3,551)            (265)
    Acquisition of WesterFed Financial Corporation and several branches,
         net of cash and cash equivalents acquired of $162,254...............    107,568               --
    Sale of branches net of cash paid of $53,454.............................    (53,131)
    Net premises and equipment...............................................      1,167           (1,934)
                                                                                --------         --------
         NET CASH USED IN INVESTING ACTIVITIES...............................    (78,566)         (76,073)
                                                                                --------         --------

FINANCING ACTIVITIES:
    Net increase in deposits.................................................     15,834           15,313
    Net increase in FHLB advances and other borrowed funds...................     61,223           28,863
    Net increase (decrease) in securities sold under repurchase agreements...     (1,987)           1,511
    Proceeds from issuance of trust preferred securities.....................     35,000               --
    Cash dividends paid to stockholders......................................     (4,136)          (3,294)
    Proceeds from exercise of stock options and other stock issued...........      5,082               64
                                                                                --------         --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES............................    111,016           42,457
                                                                                --------         --------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................     36,598           (6,962)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................     51,786           52,365
                                                                                --------         --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $  88,384           45,403
                                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for: Interest................................  $  33,777           17,109
                                     Income taxes............................      5,970            3,342

NON-CASH INVESTING AND FINANCING ACTIVITIES
    During the first quarter ended March 31, 2001, the Company purchased a bank and seven branches with net loans of $650,398 and deposits of $787,523.
    During the second quarter ended June 30, 2001, the Company sold six branches with net loans of $21,800 and deposits of $81,700. At June 30, 2001 and 2000, the Company had declared dividends, but not yet paid of $2,494 and $1,715, respectively. Dividends payable are included in other liabilities.


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition and stockholders' equity as of June 30, 2001, December 31, 2000, and June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000.

        The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2)      Organizational Structure:

        The Company, headquartered in Kalispell, Montana, is the successor Delaware corporation to a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for ten subsidiaries:
        Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), Western Security Bank ("Western"), Glacier Capital Trust I ("Glacier Trust"), and Community First, Inc. ("CFI"), all located in Montana, and Mountain West Bank ("Mountain West") which is located in Idaho and Utah. CFI provides full service brokerage services through Raymond James Financial Services, Inc. At June 30, 2001, the Company owned 100% of Glacier, Missoula, Helena, Big Sky, Mountain West, Western, Glacier Trust, CFI, 94% of Whitefish, and 98% of Eureka. The Company has received regulatory approval to merge Whitefish and Eureka and redeem the minority shares outstanding.

        The Company formed Glacier Capital Trust I (Glacier Trust) as a financing subsidiary on December 18, 2000. On January 31, 2001, Glacier Trust sold 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company obtained all of the outstanding common securities of the trust.

        The following abbreviated organizational chart illustrates the various relationships:

                                  --------------------------------------
                                           Glacier Bancorp, Inc.
                                           (Parent Holding Company)
                                  --------------------------------------

---------------------------------------------------------------------------------------------------------------
    Glacier Bank             First Security Bank             Glacier Bank                   Glacier Bank
 (Commercial bank)              of Missoula                  of Whitefish                    of Eureka
                              (Commercial bank)            (Commercial bank)              (Commercial bank)
---------------------    ------------------------         --------------------         -------------------------

-----------------------------------------------------------------------------------------------------------------
     Big Sky                   Valley Bank                  Mountain West Bank          Western Security Bank
   Western Bank                 of Helena                    of Coeur d'Alene              (Commercial bank)
(Commercial bank)            (Commercial bank)               (Commercial bank)
---------------------    ------------------------         -------------------------    --------------------------

                         ----------------------------------------------------------
                              Glacier Capital              Community First, Inc.
                                 Trust I                    (Brokerage services)
                         ------------------------         -------------------------


3)      Ratios:

        Returns on average assets and average equity were calculated based on daily averages.

4)      Cash Dividend Declared:

        On June 27, 2001, the Board of Directors declared a $.15 per share quarterly cash dividend to stockholders of record on July 10, 2001, payable on July 19, 2001.

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


                                                     Three            Three            Six              Six
                                                 months ended     months ended    months ended     months ended
                                                 June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                                ----------------  --------------  ---------------  --------------
Net earnings available to common
   stockholders, basic........................        5,608,078       3,192,283        9,522,344       6,420,016
   After tax effect of interest on
      convertible subordinated debentures.....            4,000           4,000            8,000           8,000
                                                   -------------     -----------    -------------     -----------
Net earnings available to common
   stockholders, diluted......................         5,612,078       3,196,283        9,530,344       6,428,016
                                                   =============     ===========    =============     ===========


Average outstanding shares - basic............       16,336,932      11,440,519       14,678,575      11,438,576
Add: Dilutive stock options...................          400,048         110,885          477,794         114,898
     Convertible subordinated debentures......           33,025          33,025           33,025          33,025
                                                   -------------     -----------    -------------     -----------
Average outstanding shares - diluted..........       16,770,005      11,584,429       15,189,394      11,586,499
                                                   =============     ===========    =============     ===========


Basic earnings per share......................             0.34            0.28             0.65            0.56
                                                   =============     ===========    =============     ===========

Diluted earnings per share....................             0.33            0.28             0.63            0.55
                                                   =============     ===========    =============     ===========


6)       Investments:

        A comparison of the amortized cost and estimated fair value of the Company's investments is as follows:

                         INVESTMENTS AS OF JUNE 30, 2001

                                                                                                          Estimated
                                                          Weighted     Amortized    Gross Unrealized         Fair
                (Dollars in thousands)                      Yield         Cost       Gains     Losses       Value
------------------------------------------------------    ----------   -----------  --------  ----------  -----------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing after ten years..............................      6.40%         1,556        14          (6)       1,564
                                                                       ----------   -------   ---------   ----------
                                                              6.40%         1,556        14          (6)       1,564
                                                                       ----------   -------   ---------   ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year..............................      5.07%        12,493         4          (6)      12,491
  maturing one year through five years..................      5.81%        14,551       199         (21)      14,729
  maturing five years through ten years.................      5.61%         3,784        71          (4)       3,851
  maturing after ten years..............................      5.89%       132,141     1,992      (1,474)     132,659
                                                                       ----------   -------   ---------   ----------
                                                              5.82%       162,969     2,266      (1,505)     163,730
                                                                       ----------   -------   ---------   ----------

MORTGAGE-BACKED SECURITIES..............................      6.64%       158,776       952        (435)     159,293

REAL ESTATE MORTGAGE INVESTMENT CONDUITS................      6.53%       190,889     2,345        (260)     192,974

                                                                       ----------   -------   ---------   ----------
       TOTAL AVAILABLE-FOR-SALE INVESTMENTS.............      6.34%       514,190     5,577      (2,206)     517,561
                                                                       ==========   =======   =========   ==========

                       INVESTMENTS AS OF DECEMBER 31, 2000

                                                                                                          Estimated
                                                          Weighted     Amortized     Gross Unrealized        Fair
                (Dollars in thousands)                      Yield         Cost       Gains     Losses       Value
--------------------------------------------------------  ----------   -----------  --------  ----------  -----------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year.............................       5.05%           500         -          (3)         497
  maturing one year through five years.................       6.33%         4,975         5         (25)       4,955
  maturing five years though ten years.................       6.92%         3,050        24         (11)       3,063
  maturing after ten years.............................       7.20%         1,070         -         (12)       1,058
                                                                       ----------   -------   ---------   ----------
                                                              6.55%         9,595        29         (51)       9,573
                                                                       ----------   -------   ---------   ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year.............................       5.47%           600         1         (19)         582
  maturing one year through five years.................       5.17%         1,635        41          (1)       1,675
  maturing five years through ten years................       7.53%         4,047        34         (99)       3,982
  maturing after ten years.............................       5.50%        54,561     1,612        (570)      55,603
                                                                       ----------   -------   ---------   ----------
                                                              5.63%        60,843     1,688        (689)      61,842
                                                                       ----------   -------   ---------   ----------

MORTGAGE-BACKED SECURITIES.............................       6.79%        39,374       268        (157)      39,485

REAL ESTATE MORTGAGE INVESTMENT CONDUITS...............       6.94%       101,635       396      (1,043)     100,988

                                                                       ----------   -------   ---------   ----------
     TOTAL AVAILABLE FOR SALE INVESTMENTS..............       6.52%    $  211,447     2,381      (1,940)     211,888
                                                                       ==========   =======   =========   ==========


7)      Stockholders' Equity:

        The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2001:

             CONSOLIDATED
---------------------------------------        Tier 1 (Core)  Tier 2 (Total)    Leverage
        (Dollars in thousands)                   Capital        Capital          Capital
---------------------------------------        ------------   -------------    ------------
GAAP Capital.................................  $   165,360         165,360         165,360
Less:  Goodwill and intangibles..............      (44,557)        (44,557)        (44,557)
    Accumulated other comprehensive
    gain on AFS securities...................       (2,059)         (2,059)         (2,059)
Plus:  Minority interest.....................          353             353             353
    Allowance for loan losses................            -          18,430               -
    Trust preferred securities...............       35,000          35,000          35,000
Other regulatory adjustments.................       (1,174)         (1,174)         (1,174)
                                               -----------    ------------     -----------
Regulatory capital computed..................  $   152,923         171,353         152,923
                                               ===========    ============     ===========

Risk weighted assets.........................  $ 1,449,929       1,449,929
                                               ===========    ============

Total average assets.........................                                    2,119,574
                                                                               ===========

Capital as % of defined assets...............        10.55%          11.82%           7.21%
Regulatory "well capitalized" requirement....         6.00%          10.00%           5.00%
                                               -----------    ------------     -----------
Excess over "well capitalized" requirement...         4.55%           1.82%           2.21%
                                               ===========    ============     ===========

8)      Comprehensive Earnings:

        The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                               For the three months     For the six months
                                                                  ended June 30,           ended June 30,
                                                              ----------------------  -----------------------
                Dollars in thousands                            2001        2000        2001         2000
------------------------------------------------------        ----------  ----------  ----------   ----------
Net earnings..............................................    $   5,608       3,192       9,522        6,420

Unrealized holding gains (losses) arising during
  the period..............................................       (1,345)     (1,447)      2,867         (138)
Transfer from held-to-maturity............................            -           -           -          (11)
Tax expense...............................................          560         556      (1,105)          24
                                                              ----------  ----------  ----------   ----------
            Net after tax.................................         (785)       (891)      1,762         (125)
Reclassification adjustment for gains (losses)
   included in net income.................................            -          30          64            -
Tax expense (benefit).....................................            -         (12)        (25)           -
                                                              ----------  ----------  ----------   ----------
            Net after tax.................................            -          18          39            -

            Net unrealized  gains on securities...........         (785)       (873)      1,801         (125)
                                                              ----------  ----------  ----------   ----------

                Total comprehensive earnings..............    $   4,823       2,319      11,323        6,295
                                                              ==========  ==========  ==========   ==========


9)      Segment Information

        The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, CFI, Glacier Trust, and intercompany eliminations.

                                        Six months ended and as of June 30, 2001
                                   ------------------------------------------------------
     (Dollars in thousands)           Glacier   Whitefish   Eureka   Missoula     Helena
---------------------------------    -------    ---------   ------   --------     ------
Revenues from external customers       19,792     2,674     1,332    10,322        4,688
Intersegment revenues                     459         2         4        11           66
Expenses                               16,682     2,115     1,089     8,213        3,981
Intercompany eliminations                  -         -         -         -            -
                                      -------    ------    ------   -------      -------
                      Net income        3,569       561       247     2,120          773
                                      =======    ======    ======   =======      =======
                    Total Assets      487,522    64,022    31,837   229,601      145,945
                                      =======    ======    ======   =======      =======

                                                Mountain                           Total
                                      Big Sky     West     Western    Other      Consolidated
                                      -------   --------   -------    -----      ------------
Revenues from external customers        3,593     9,406    23,713       255       75,775
Intersegment revenues                       -       192         8    12,659       13,401
Expenses                                3,189     9,493    20,680       811       66,253
Intercompany eliminations                  -         -         -    (13,401)     (13,401)
                                      -------    ------    ------   -------    ---------
                      Net income          404       105     3,041    (1,298)       9,522
                                      =======   =======   =======   =======    =========
                    Total Assets       88,010   301,383   807,438   (21,662)   2,134,096
                                      =======   =======   =======   =======    =========

                                          Six months ended and as of June 30, 2000
                                   ------------------------------------------------------
     (Dollars in thousands)          Glacier    Whitefish  Eureka   Missoula     Helena
---------------------------------    -------    ---------  ------   -------      ------
Revenues from external customers       19,094     2,389     1,271     9,266        3,999
Intersegment revenues                     630         5         1         -           50
Expenses                               16,522               1,023     7,446        3,573
Intercompany eliminations                   -         -         -         -            -
                                     --------   -------   -------  --------      -------
                      Net income        3,202       457       249     1,820          476
                                     ========   =======   =======  ========      =======
                    Total Assets      486,748    56,374    30,279   201,445       85,543
                                     ========   =======   =======  ========      =======

                                                Mountain                         Total
                                      Big Sky     West      Other              Consolidated
                                      -------   --------   ------              ------------
Revenues from external customers        2,961     4,919       156                 44,055
Intersegment revenues                       -         -     7,990                  8,676
Expenses                                2,731     4,509      (106)                37,635
Intercompany eliminations                  -         -     (8,676)                (8,676)
                                      -------   -------    -------             ---------
                      Net income          230       410      (424)                 6,420
                                      =======   =======   =======              =========
                    Total Assets       70,926   106,888   (14,211)             1,023,992
                                      =======   =======   =======              =========


                                         Three months ended and as of June 30, 2001
                                   ------------------------------------------------------
     (Dollars in thousands)          Glacier   Whitefish   Eureka   Missoula     Helena
---------------------------------    --------  ---------   ------   --------     ------
Revenues from external customers       10,305     1,376       656     5,254        2,651
Intersegment revenues                     148         2         1         1           35
Expenses                                8,509     1,056       532     4,115        2,240
Intercompany eliminations                  -         -         -         -            -
                                      -------    ------    ------   -------      -------
                      Net income        1,944       322       125     1,140          446
                                      =======    ======    ======   =======      =======
                    Total Assets      487,522    64,022    31,837   229,601      145,945
                                      =======    ======    ======   =======      =======

                                               Mountain                         Total
                                    Big Sky     West     Western    Other     Consolidated
                                    -------    --------  -------    -----     ------------
Revenues from external customers        1,879     5,690    17,433        29       45,273
Intersegment revenues                       -        49         8     7,415        7,659
Expenses                                1,641     5,799    15,200       573       39,665
Intercompany eliminations                  -         -         -     (7,659)      (7,659)
                                      -------  --------  --------   --------  ---------
                      Net income          238       (60)    2,241       (788)      5,608
                                      =======  ========  ========   ========  =========
                    Total Assets       88,010   301,383   807,438    (21,662)  2,134,096
                                      =======  ========  ========   ========  =========

                                        Three months ended and as of June 30, 2000
                                   ------------------------------------------------------
     (Dollars in thousands)           Glacier   Whitefish   Eureka   Missoula    Helena
---------------------------------     -------   ---------   ------   --------    ------
Revenues from external customers        9,779     1,211       645     4,662        2,126
Intersegment revenues                     257         3         1         -           (4)
Expenses                                8,402       988       516     3,778        1,961
Intercompany eliminations                  -         -         -         -            -
                                     --------   -------   -------  --------      -------
                      Net income        1,634       226       130       884          161
                                     ========   =======   =======  ========      =======
                    Total Assets      486,748    56,374    30,279   201,445       85,543
                                     ========   =======   =======  ========      =======

                                                Mountain                         Total
                                      Big Sky     West      Other              Consolidated
                                      -------   --------    -----              ------------
Revenues from external customers        1,525     2,616        30                 22,594
Intersegment revenues                       -         -     3,983                  4,240
Expenses                                1,431     2,365       (39)                19,402
Intercompany eliminations                  -         -     (4,240)                (4,240)
                                      -------  --------   -------              ---------
                      Net income           94       251      (188)                 3,192
                                      =======  ========   =======              =========
                    Total Assets       70,926   106,888   (14,211)             1,023,992
                                      =======  ========   =======              =========


10)     Recent Acquisitions

        On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation. The Company issued 4,530,462 shares and $37.274 million cash to shareholders as consideration for the merger. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and will be amortized over a useful life of 20 years during the current year. Subsequent to 2001, the goodwill will not be amortized due to a recently issued accounting standard. See footnote 12 for further discussion regarding FASB Statement No. 141 and 142.

        The estimated fair values of net assets acquired at the acquisition date are summarized as follows:

       (Dollars in thousands)
------------------------------------
Cash and due from banks...............   $  24,891
Investments available-for-sale........     185,688
FHLB stock............................      13,062
Loans.................................     613,825
Premises and equipment................      25,432
Goodwill..............................      16,530
Core deposit intangible...............       7,449
Other assets..........................      10,965
                                         ----------
                                           897,842
                                         ----------

Deposits..............................   $ 603,555
FHLB advances.........................     165,386
Repurchase agreements.................       7,851
Other liabilities.....................      27,338
                                         ----------
                                           804,130
                                         ----------

  Total consideration paid............   $  93,712
                                         ==========

        On March 15, 2001, the Company completed the acquisition, subject to certain adjustments, of seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and will be amortized over a useful life of 20 years during the current year. Subsequent to 2001, the goodwill will not be amortized due to a recently issued accounting standard. See footnote 12 for further discussion regarding FASB Statement No. 141 and 142.

        The estimated fair values of the branches net assets acquired at the acquisition date are summarized as follows:

  (Dollars in thousands)
----------------------------------
Cash and due from banks...................  $122,149
Loans.....................................    36,573
Premises and equipment....................     6,449
Core deposit intangible...................     1,514
Other assets..............................       196
                                            ---------
                                             166,881
                                            ---------
Deposits..................................  $183,968
Other liabilities.........................       463
                                            ---------
                                             184,431
                                            ---------
Net liabilities assumed in excess of
    identifiable net assets acquired......  $ 17,550
                                            =========

        The following pro forma information presents the consolidated results of operations as if the acquisitions had occurred at the beginning of January 1, 2000 and 2001. The table is for comparison purposes only.

                                                          For the three months      For the six months
                                                             ended June 30,            ended June 30,
                                                           --------------------    ---------------------
 (dollars in thousands except per share data)                2001        2000        2001         2000
------------------------------------------------           ---------   --------    ---------    --------
Total interest and non-interest income................   $   45,273     46,001       98,774       90,869
                                                           ========    =======     ========     ========

Net earnings..........................................   $    5,608      4,753        9,605        9,544
                                                           ========    =======     ========     ========

Net earnings per common share - basic.................         0.34       0.30         0.59         0.60
Net earnings per common share - diluted...............         0.33       0.29         0.57         0.58

        The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. For example, these results do not take into affect any efficiencies or revenue enhancements that might have been realized had the acquisition occurred at the beginning of the periods.

11)   Sale of Branches

        On June 23, 2001 the Company completed the sale of six branch locations in north central Montana with assets of $23.5 million to Stockman Bank. Stockman acquired five Western Security Bank offices and one Glacier Bank office. Included in the sale were loans of approximately $21.8 million, property and equipment with a book value of approximately $1.7 million, and deposits of $81.7 million. A gain of $511 thousand was recognized on this sale.

12)     Impact of Recently Issued Accounting Standards

        On July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $34,500,000 and unamortized identifiable intangible assets in the amount of $8,200,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $360,000 and $737,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidation financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Recent Developments

Recently Completed Acquisitions

The acquisition of Missoula, Montana based WesterFed with December 31, 2000 assets of $929 million, loans of $623 million, and deposits of $606 million was completed on February 28, 2001. WesterFed shareholders received 4,530,462 shares of Glacier Bancorp stock and $37.274 million in cash as consideration for the acquisition. WesterFed was the holding company for Western Security Bank, Montana's largest savings bank with twenty-seven offices in fourteen Montana communities. Western Security Bank is a separate banking subsidiary of the Company. On June 23, 2001 six branches with assets of $23.5 million, loans of $21.8 million, and deposits of $81.7 million were sold to Stockman Bank. On July 23, 2001, several of the branch offices became branches of other Glacier bank subsidiaries, based on their geographic location. The remaining branches will continue as a separate subsidiary under the Western Security Bank name, with the main office located in Billings, Montana.

On July 21, 2001 Company employees, assisted by several representatives of our software vendor, successfully completed the conversion of the data systems from an outside servicer to the Company's in-house computer system.

The acquisition of seven Wells Fargo & Company and First Security Corporation branches located in Boise, Nampa, Hailey, and Ketchum, Idaho and Brigham City and Park City, Utah by Mountain West Bank of Coeur d'Alene, Idaho was completed on March 15, 2001. The purchase included approximately $184 million in deposits, $37 million in loans, and real estate and equipment of the branches.

Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded by the Company at their respective fair values at the time of the completion of the acquisitions and the results of operations include the results of the acquired operations only since the dates of acquisitions.

As a result of these acquisitions, the Company is now the largest publicly traded bank holding company headquartered in the inland northwest, with assets exceeding $2 billion.

Western Security Bank charter change

On May 17, 2001 a new State of Montana charter was granted to Western Security Bank, Billings, Montana, with the existing savings bank merged into the bank. Following the branch sales, and branch mergers into other affiliates, Western Security Bank now has offices in Billings, Laurel, and Lewistown.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from December 31, 2000 to June 30, 2001.

Since December 31, 2000 total assets have increased $1.077 billion, or 102 percent, to $2.134 billion, primarily the result of completion of the WesterFed Financial Corporation acquisition, and branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation. Total loans, net of the reserve for loan losses, have increased $640 million, or 87 percent, of which $629 million came from the acquisitions. The loan growth has occurred in all loan classifications. Commercial loans increased $249.6 million, or 73 percent, consumer loans increased $147.5 million, or 87 percent, and residential real estate loans increased $253.7 million or 110 percent.

Loans sold to the secondary market amounted to $127.056 million and $71.838 million during the first six months of 2001 and 2000, respectively.

The amount of loans serviced for others on June 30, 2001 was approximately $286 million.

Total deposits have increased $723 million, or 100 percent, over the December 31, 2000 balances. Total deposits acquired were $712 million, leaving a decrease of $11 million from internal activity. Total deposits are also up $784 million from June 30, 2000, leaving a decrease of $78 million from internal activity. Non-interest bearing deposits are up $90 million, or 64 percent from December 31, 2000, and interest-bearing deposits have increased $692 million, or 133 percent from December 31, 2000. Borrowed funds, including the subordinated debentures issued with the trust preferred security, and repurchase agreements, have increased $267 million, or 118 percent.

All eight banking subsidiaries are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. As of June 30, 2001, the Company had $650,343,000 of available FHLB line of which $416,222,000 was utilized.

Loan Loss Provision and Non-Performing Assets

Non-performing assets as a percentage of total assets at June 30, 2001 were .55 percent versus .23 at the same time last year. The reserve for loan losses was 155 percent of non-performing assets at June 30, 2001, down from 308 percent a year ago.

With the growth in loan balances, and the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $10.981 million, or 147 percent, to $18.465 million, of which $8.893 of the increase came from the acquisitions. The reserve balance is 1.32 percent of total loans outstanding, up from 1.05 percent of loans at December 31, 2000. The second quarter provision expense for loan losses was $1,838 thousand, up from $505 thousand during the same quarter in 2000.

Changes in the information related to the allowance for loan loss account are shown in the following table:

                                                                 June 30, 2001         December 31, 2000
                                                                 -------------         -----------------
Total Allowance for Loan and Real Estate Owned Losses:           $18.465 million       $7.799 million

Allowance as a percentage of Total Loans:                         1.32%                1.05%

Allowance as a percentage of Non-performing Assets:               155%                 372%

Impaired Loans

As of June 30, 2001, there was $7.971 million in impaired loans. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing based on the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of June 30, 2001, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively. Regulatory approval has been received to merge the two banks and redeem the minority shares that were outstanding in these banks. The banks have relatively small total assets, are in close proximity, have similar clients, and share management staff. It is anticipated that cost reductions will result without disturbing the community banking focus. It is anticipated that the transactions will occur in the third quarter of 2001.

Stockholders' Equity

Total stockholders' equity increased $67.247 million, or 69 percent, primarily the result of the stock issued in connection with the recent acquisition of WesterFed Financial Corporation.

  Results of Operations - The three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Net Interest Income

Top line revenue growth continues to accelerate. Net interest income for the quarter was $19.237 million, an increase of $9.078 million, or 89 percent, over the same period in 2000. The growth in earning assets and the increase in non-interest bearing deposits, primarily as a result of the acquisitions, resulted in a significant increase in net interest income. The net interest margin continues to be a challenge as the spread on assets acquired is less than from the previous asset base. As a percentage of earning assets, on a tax equivalent basis, the margin has declined from 4.3 percent at June 30, 2000 to 3.9 percent in 2001.

Non-interest Income

Fee income from loans was $542 thousand, or 103 percent, higher in the second quarter of 2001 than the same quarter in 2000. There also was an increase in service charge and other fee income of $1.490 million, or 72 percent. Gain on sale of loans increased $606 thousand, or 180 percent, and other income was up $591 thousand, of which $511 thousand was from gain-on-sale of the Glacier Bank Cut Bank office. There were zero gains on security sales in 2001 compared to a net gain of $30 thousand in 2000.

Non-interest Expense

Non-interest expense increased by $7.244 million, or 91 percent, over the same quarter of 2000. Included in the 2001 total is $480 thousand in merger and conversion expense. Without those non-recurring expenses non-interest expense increased by $6.764 million, or 85 percent. Compensation and employee benefits increased $3.054 million or 79 percent. Occupancy and equipment expense was up $1.299 million, or 105 percent, and other expenses were up $2.114 million, or 77 percent. Without the merger and conversion expenses, other expenses would have increased $1.634 million, or 60 percent. Intangible asset amortization in the form of core deposit and goodwill was $406 thousand and $513 thousand, respectively, which is an increase of $777 thousand over the prior year.

Results of Operations - The six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Net earnings of $9.522 million, or diluted earnings per share of $.63, for the first six months of 2001, was an increase of $3.102 million over the $6.420 million, or diluted earnings per share of $.55, for the same period in 2000. Return on average assets and return on average equity year-to-date were 1.08 percent and 13.64 percent, respectively, which compares with prior year ratios of 1.30 percent and 15.05 percent. The ratios are lower in 2001 because of lower interest spread on assets acquired since last year. Included in the 2001 results were after tax merger and conversion expenses totaling $541 thousand, and after tax gain on sale of a branch office of $312 thousand. Operating earnings, excluding the merger and conversion expenses and the gain on sale, were $9.751 million, or $.64 diluted operating earnings per share, an increase in per share earnings of 16 percent. Cash earnings per diluted shares outstanding were $.68.

Net Interest Income

Net interest income for the six months was $32.339 million, an increase of $12.279 million, or 61 percent, over the same period in 2000. The growth in earning assets and the increase in non-interest bearing deposits, primarily the result of the acquisitions, resulted in a significant increase in net interest income. The net interest margin continues to be a challenge as the spread on assets acquired is less than from the previous asset base. As a percentage of earning assets, on a tax equivalent basis, the year-to-date margin has declined from 4.5 percent to 4.0 percent in 2001.

Loan Loss Provision

The year-to-date provision expense for loan losses was $2.423 million, up from $992 thousand during the same period in 2000, an increase of 144 percent. The reserve has increased because of the acquisitions, increased volumes of loans, and the continuing shift in the mix of loans to commercial from residential. Commercial loans historically carry a higher risk profile than residential real estate loans. Net charged off loans as a percentage of loans outstanding were
 .046 for the first six months of 2001 which is similar to the percentage for the full year 2000 percentage of .087.

Non-interest Income

Fee income from loans was $667 thousand, or 61 percent, higher in the first six months of 2001 than the same period in 2000. There also was an increase in service charge and other fee income of $2.078 million, or 53 percent. Gain on sale of loans increased $703 thousand, or 99 percent, and other income was up $599 thousand, of which $511 thousand was from gain-on-sale of the Glacier Bank Cut Bank office. There were $64 thousand in gains on security sales in 2001 compared to a zero net gain in 2000.

Non-interest Expense

Non-interest expense increased by $10.109 million, or 65 percent, over the same six months of 2000. Included in the 2001 total is $886 thousand in merger and conversion expense. Without those non-recurring expenses non-interest expense increased by $9.223 million, or 59 percent. Compensation and employee benefits increased $4.354 million or 56 percent. Occupancy and equipment expense was up $1.643 million, or 70 percent, and other expenses were up $3.079 million, or 59 percent. Without the merger and conversion expenses other expenses would have increased $2.193 million, or 42 percent. Intangible asset amortization in the form of core deposit and goodwill was $574 thousand and $737 thousand, respectively, which is an increase of $1.03 million over the prior year. Subsequent to 2001, the goodwill will not be amortized due to a recently issued accounting standard. See footnote 12 for further discussion regarding FASB Statement No. 141 and 142.

Forward-Looking Statements

When used in this press release, the words or phrases `will likely result in', `are expected to', `will continue', `is anticipated', `estimate', or `project' or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected including general economic conditions, business conditions in the banking industry, the regulatory environment, new legislation, vendor quality and efficiency, employee retention factors, rapidly changing technology and evolving banking industry standards, competitive standards, competitive factors including increased competition among financial institutions and fluctuating interest rate environments. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Readers should also care review the risk factors described in the company's most recent quarterly report on Form 10-Q for the period ending March 31, 2001, its Annual Report on Form 10-K for the period ending December 31, 2000 and other documents the company files from time to time with the Securities Exchange Commission.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no material changes in the analysis from December 31, 2000 to June 30, 2001.

     Interest Rate Sensitivity

                                                          +200 bp        -200 bp
                                                          -------        -------
Estimated sensitivity                                       -2.75%        1.73%
Estimated increase (decrease) in net interest income      $(2,056)       1,293

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        At the April 25, 2001 annual meeting of shareholders held in Kalispell, Montana, a proposal for the election of Directors was voted on.

        Following is a tabulation of the results:

        Proposal One - Election of Directors

        Name                                For                  Abstain/Against
        ----                                ---                  ---------------
        Allen J. Fetscher                   13,066,253              47,352
        Ralph K. Holliday                   12,058,064           1,055,541
        John S. MacMillan                   12,096,178           1,017,427
        F. Charles Mercord                  12,092,222           1,021,383


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

                                                GLACIER BANCORP, INC.


August 14, 2001                                 By: /s/ JAMES H. STROSAHL
                                                Michael J. Blodnick
                                                President/CEO

August 14, 2001                                 By: /s/ JAMES H. STROSAHL
                                                James H. Strosahl
                                                Executive Vice President/CFO