Form 10-Q
period 2001-09-30
GLACIER BANCORP INC
filed 2001-11-13
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on October 30, 2001 was 16,769,033. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                   Page #
                                                                                   ------
PART I.  FINANCIAL INFORMATION

         Item 1 -- Financial Statements

            Consolidated Statements of Financial Condition --
            September 30, 2001, December 31, and September 30, 2000 (unaudited)....   3

            Consolidated Statements of Operations --
            Three and Nine months ended September 30, 2001 and 2000 (unaudited)....   4

            Consolidated Statements of Stockholders' Equity and
            Comprehensive Income -- Years ended December 31, 1999
            2000 and Nine months ended September 30, 2001 (unaudited)..............   5

            Consolidated Statements of Cash Flows --
            Nine months ended September 30, 2001 and 2000 (unaudited)..............   6

            Notes to Consolidated Financial Statements (unaudited).................   7

         Item 2 -- Management's Discussion and Analysis
                   of Financial Condition and Results of Operations ...............  21

         Item 3 -- Quantitative and Qualitative Disclosure about Market Risk ......  26

PART II. OTHER INFORMATION ........................................................  27

         Item 1 -- Legal Proceedings...............................................  27

         Item 2 -- Changes in Securities and Use of proceeds.......................  27

         Item 3 -- Defaults Upon Senior Securities.................................  27

         Item 4 -- Submission of Matters to a Vote of Security Holders.............  28

         Item 5 -- Other Information...............................................  28

         Item 6 -- Exhibits and Reports on Form 8-K................................  28

         Signatures ...............................................................  28

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


     (Unaudited - dollars in thousands except per share data)              SEPTEMBER 30,        December 31,       September 30,
                                                                               2001                2000                2000
                                                                           ------------        ------------        ------------
ASSETS:
Cash on hand and in banks ..........................................       $     64,064              41,456              33,700
Interest bearing cash deposits .....................................              9,790              10,330               4,255
                                                                           ------------        ------------        ------------
      Cash and cash equivalents ....................................             73,854              51,786              37,955
                                                                           ------------        ------------        ------------
Investments:
      Investment securities, available-for-sale ....................            154,721              71,415              65,419
      Mortgage backed securities, available-for-sale ...............            346,019             140,473             138,430
                                                                           ------------        ------------        ------------
           Total investments .......................................            500,740             211,888             203,849
                                                                           ------------        ------------        ------------
Net loans receivable:
      Real estate loans ............................................            441,232             231,215             236,071
      Commercial Loans .............................................            627,110             340,391             325,974
      Consumer and other loans .....................................            308,010             169,754             168,789
      Allowance for loan losses ....................................            (18,528)             (7,799)             (7,808)
                                                                           ------------        ------------        ------------
           Total loans, net ........................................          1,357,824             733,561             723,026
                                                                           ------------        ------------        ------------

Premises and equipment, net ........................................             52,071              25,016              25,005
Real estate and other assets owned, net ............................                727                 291                  97
Federal Home Loan Bank of Seattle stock, at cost ...................             31,839              16,436              16,146
Federal Reserve stock, at cost .....................................              4,237               1,662               1,639
Accrued interest receivable ........................................             14,388               6,637               6,233
Core deposit intangible, net .......................................              8,630               1,547               1,597
Goodwill, net ......................................................             35,381               4,946               5,031
Deferred tax asset .................................................                 --                  --               1,512
Other assets .......................................................             15,274               2,942               3,951
                                                                           ------------        ------------        ------------
                                                                           $  2,094,965           1,056,712           1,026,041
                                                                           ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - non-interest bearing ....................................       $    244,450             141,207             152,022
Deposits - interest bearing ........................................          1,209,469             579,363             564,965
Advances from Federal Home Loan Bank of Seattle ....................            360,654             196,791             177,909
Securities sold under agreements to repurchase .....................             29,392              24,877              20,699
Other borrowed funds ...............................................             12,020               4,652               7,985
Accrued interest payable ...........................................             10,657               4,591               3,387
Current income taxes ...............................................              3,371                  17                 941
Deferred tax liability .............................................              2,685                 578                  --
Trust preferred securities .........................................             35,000                  --                  --
Minority interest ..................................................                 --                 338                 325
Other liabilities ..................................................             15,672               6,185               5,970
                                                                           ------------        ------------        ------------
      Total liabilities ............................................          1,923,370             958,599             934,203
                                                                           ------------        ------------        ------------

Preferred shares, 1,000,000 shares authorized. None outstanding ....                 --                  --                  --
Common stock, $.01 par value per share, 50,000,000 shares
   authorized ......................................................                167                 114                 114
Paid-in capital ....................................................            163,384             101,828             101,756
Retained earnings (deficit) - substantially restricted .............              3,761              (4,087)             (6,057)
Accumulated other comprehensive income (loss) ......................              4,283                 258              (3,975)
                                                                           ------------        ------------        ------------
      Total stockholders' equity ...................................            171,595              98,113              91,838
                                                                           ------------        ------------        ------------
                                                                           $  2,094,965           1,056,712           1,026,041
                                                                           ============        ============        ============
Number of shares outstanding .......................................         16,728,482          11,447,150          11,441,234
Book value of equity per share .....................................       $      10.26                8.57                8.03
Tangible book value per share ......................................       $       7.63                8.00                7.45



See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited - dollars in thousands except per share data)         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------     ------------------------------
                                                                     2001               2000             2001              2000
                                                                  -----------        -----------     -----------        -----------
INTEREST INCOME:
    Real estate loans ......................................      $     9,332              4,891          26,313             14,136
    Commercial loans .......................................           12,824              7,638          34,524             20,943
    Consumer and other loans ...............................            6,733              4,002          19,221             11,259
    Investments ............................................            8,211              3,869          22,080             11,601
                                                                  -----------        -----------     -----------        -----------
          Total interest income ............................           37,100             20,400         102,138             57,939
                                                                  -----------        -----------     -----------        -----------
INTEREST EXPENSE:
    Deposits ...............................................           11,452              6,025          33,250             16,246
    FHLB Advances ..........................................            5,212              3,540          14,049             10,237
    Securities sold under agreements to repurchase .........              266                272             791                643
    Trust preferred securities .............................              904                 --           2,410                 --
    Other borrowed funds ...................................               67                 44             210                234
                                                                  -----------        -----------     -----------        -----------
          Total interest expense ...........................           17,901              9,881          50,710             27,360
                                                                  -----------        -----------     -----------        -----------
NET INTEREST INCOME ........................................           19,199             10,519          51,428             30,579
    Provision for loan losses ..............................            1,006                491           3,429              1,483
                                                                  -----------        -----------     -----------        -----------
         Net interest income after provision for loan losses           18,193             10,028          47,999             29,096
                                                                  -----------        -----------     -----------        -----------
NON-INTEREST INCOME:
    Service charges and other fees .........................            3,270              1,997           9,009              5,911
    Miscellaneous loan fees and charges ....................              995                508           2,728              1,344
    Gains on sale of loans .................................            1,111                545           2,766              1,512
    Gains (losses) on sale of investments, net .............               24                 (5)             88                 (5)
    Other income ...........................................              395                536           2,085              1,335
                                                                  -----------        -----------     -----------        -----------
         Total non-interest income .........................            5,795              3,581          16,676             10,097
                                                                  -----------        -----------     -----------        -----------
NON-INTEREST EXPENSE:
    Compensation, employee benefits
           and related expenses ............................            7,392              3,992          20,182             12,078
    Occupancy and equipment expense ........................            2,187              1,221           6,147              3,568
    Data processing expense ................................              707                264           2,007              1,143
    Core deposit intangibles amortization ..................              383                 50             957                150
    Goodwill amortization ..................................              492                 91           1,229                269
    Other expenses .........................................            3,948              1,839          10,427              5,842
    Minority interest ......................................               --                 16              35                 45
                                                                  -----------        -----------     -----------        -----------
         Total non-interest expense ........................           15,109              7,473          40,984             23,095
                                                                  -----------        -----------     -----------        -----------
EARNINGS BEFORE INCOME TAXES ...............................            8,879              6,136          23,691             16,098
    Federal and state income tax expense ...................            3,172              2,283           8,462              5,825
                                                                  -----------        -----------     -----------        -----------
NET EARNINGS ...............................................      $     5,707              3,853          15,229             10,273
                                                                  ===========        ===========     ===========        ===========
Basic earnings per share ...................................      $      0.34               0.34            0.99               0.90
Diluted earnings per share .................................      $      0.33               0.33            0.96               0.89
Dividends declared per share ...............................      $      0.15               0.15            0.45               0.44
Return on average assets (annualized) ......................             1.06%              1.50%           1.06%              1.37%
Return on average equity (annualized)  .....................            13.50%             17.30%          13.41%             15.82%
Return on tangible average equity (annualized) .............            18.09%             18.76%          17.91%             17.18%
Average outstanding shares - basic .........................       16,676,275         11,441,234      15,344,475         11,439,462
Average outstanding shares - diluted .......................       17,078,578         11,536,174      15,828,650         11,547,895


See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
 YEARS ENDED DECEMBER 31, 2000, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                            Retained
                                                                                            earnings     Accumulated
                                                                                          (accumulated    other comp-      Total
                                                      Common Stock                           deficit)      rehensive       stock-
(Unaudited - dollars in thousands               ------------------------     Paid-in     substantially     income         holders'
except per share data)                           Shares         Amount       capital      restricted       (loss)         equity
                                               ----------    -----------   -----------   -------------  ------------    -----------
Balance at December 31, 1998 ................   9,344,093    $        93        66,180         16,700          1,173         84,146
Comprehensive income:
     Net earnings ...........................          --             --            --         12,352             --         12,352
     Unrealized loss on securities,
       net of reclassification adjustment ...          --             --            --             --         (6,604)        (6,604)
                                                                                                                        -----------
Total comprehensive income ..................                                                                                 5,748
                                                                                                                        -----------
Cash dividends declared ($.64 per share) ....          --             --            --         (6,076)            --         (6,076)
Stock options exercised .....................     113,049              1         1,091             --             --          1,092
Tax benefit from stock related
  compensation ..............................          --             --           240             --             --            240
10% stock dividend ..........................     936,899             10        19,876        (19,905)            --            (19)
Fiscal year conforming adjustment ...........          --             --            --            (75)            --            (75)
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999 ................  10,394,041            104        87,387          2,996         (5,431)        85,056

Comprehensive income:
     Net earnings ...........................          --             --            --         14,003             --         14,003
     Unrealized gain on securities, net of
       reclassification adjustment ..........          --             --            --             --          5,689          5,689
                                                                                                                        -----------
Total comprehensive income ..................                                                                                19,692
                                                                                                                        -----------

Cash dividends declared ($.59 per share) ....          --             --            --         (6,752)            --         (6,752)
Stock options exercised .....................      14,161             --           134             --             --            134
Tax benefit from stock related compensation..          --             --            16             --             --             16
10% stock dividend ..........................   1,039,608             10        14,302        (14,334)            --            (22)
Dissenting Mountain West shareholders .......        (660)            --           (11)            --             --            (11)
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000 ................  11,447,150            114       101,828         (4,087)           258         98,113

Comprehensive income:
     Net earnings ...........................          --             --            --         15,229             --         15,229
     Unrealized gain on securities, net of
       reclassification adjustment ..........          --             --            --             --          4,025          4,025
                                                                                                                        -----------
Total comprehensive income ..................                                                                                19,254
                                                                                                                        -----------
Cash dividends declared ($.45 per share) ....          --             --            --         (7,381)            --         (7,381)
Stock options exercised .....................     750,870              7         5,888             --             --          5,895
Stock issued in connection with merger of
  WesterFed Financial Corporation ...........   4,530,462             46        55,668             --             --         55,714
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at September 30, 2001 ...............  16,728,482    $       167       163,384          3,761          4,283        171,595
                                              ===========    ===========   ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         (Unaudited -dollars in thousands except per share data)                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                          2001               2000
                                                                                       ----------        ------------
OPERATING ACTIVITIES:
      Net cash provided in operating activities .................................       $  11,660             30,280

INVESTING ACTIVITIES:
      Proceeds from sales, maturities and prepayments of
          investments available-for-sale ........................................         158,134             31,007
      Purchases of investments available-for-sale ...............................        (256,425)           (23,213)
      Principal collected on installment and commercial loans ...................         272,133            181,586
      Installment and commercial loans originated or acquired ...................        (352,595)          (261,127)
      Principal collections on mortgage loans ...................................         245,170             98,727
      Mortgage loans originated or acquired .....................................        (170,680)          (109,556)
      Net purchase of FHLB and FRB stock ........................................          (3,490)              (439)
      Acquisition of WesterFed Financial Corporation and several branches,
           net of cash and cash equivalents acquired of $162,254 ................         107,239                 --
      Sale of branches net of cash paid of $53,454 ..............................         (53,131)                --
      Net decrease (increase) in premises and equipment .........................             541               (938)
                                                                                        ---------          ---------
           NET CASH USED IN INVESTING ACTIVITIES ................................         (53,104)           (83,953)
                                                                                        ---------          ---------
FINANCING ACTIVITIES:
      Net increase in deposits ..................................................          26,404             72,881
      Net increase (decrease) in FHLB advances and other borrowed funds .........           6,194            (29,604)
      Net (decrease) increase in securities sold under repurchase agreements ....          (3,336)               933
      Proceeds from issuance of trust preferred securities ......................          35,000                 --
      Cash dividends paid to stockholders .......................................          (6,645)            (5,010)
      Proceeds from exercise of stock options and other stock issued ............           5,895                 63
                                                                                        ---------          ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES .............................          63,512             39,263
                                                                                        ---------          ---------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................          22,068            (14,410)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................          51,786             52,365
                                                                                        ---------          ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $  73,854             37,955
                                                                                        =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for: Interest .................................       $  52,230             19,036
                                       Income taxes .............................       $   6,101              5,333




NON-CASH INVESTING AND FINANCING ACTIVITIES

      During the first quarter ended March 31, 2001, the Company purchased a bank and seven branches with net loans of $650,398 and deposits of $787,523. During the second quarter ended June 30, 2001, the Company sold six branches with net loans of $21,800 and deposits of $81,700. At September 30, 2001 and 2000, the Company had
      declared dividends, but not yet paid of $2,509 and $1,701, respectively. Dividends payable are included in other liabilities.




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)       Basis of Presentation:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition and stockholders' equity as of September 30, 2001, December 31, 2000, and September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

         The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2)       Organizational Structure:

         The Company, headquartered in Kalispell, Montana, is the successor Delaware corporation to a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for nine wholly owned subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); First Security Bank of Missoula ("Missoula"); Valley Bank of Helena ("Helena"), Big Sky Western Bank ("Big Sky"), Western Security Bank ("Western"), Glacier Capital Trust I ("Glacier Trust"), and Community First, Inc. ("CFI"), all located in Montana, and Mountain West Bank ("Mountain West") which is located in Idaho and Utah. On July 31, 2001, Glacier Bank of Eureka was merged into Whitefish and the minority interest of both banks was redeemed.

         The Company formed Glacier Trust as a financing subsidiary on December 18, 2000. On January 31, 2001, Glacier Trust sold 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company obtained all of the outstanding common securities of the trust.

         CFI provides full service brokerage services through Raymond James Financial Services, Inc.

         The following abbreviated organizational chart illustrates the various relationships:



                                     Glacier Bancorp, Inc.
                                   (Parent Holding Company)

 Glacier Bank            First Security Bank         Glacier Bank                Big Sky
 (Commercial bank)          of Missoula              of Whitefish             Western Bank
                         (Commercial bank)         (Commercial bank)        (Commercial bank)

Western Security Bank       Valley Bank            Mountain West Bank       Community First, Inc.
  (Commercial bank)          of Helena              of Coeur d'Alene        (Brokerage services)
                         (Commercial bank)         (Commercial bank)


                                        Glacier Capital
                                            Trust I


3)       Ratios:

         Returns on average assets and average equity were calculated based on daily averages.

4)       Cash Dividend Declared:

         On September 26, 2001, the Board of Directors declared a $.15 per share quarterly cash dividend to stockholders of record on October 9, 2001, payable on October 18, 2001.

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

                                                       Three               Three            Nine               Nine
                                                    months ended       months ended     months ended      months ended
                                                   Sept 30, 2001       Sept 30, 2000    Sept 30, 2001     Sept 30, 2000
                                                   -------------       -------------    -------------     -------------
Net earnings available to common
   stockholders, basic .......................       $ 5,707,016         3,852,805        15,229,360        10,272,821
   After tax effect of interest on
      convertible subordinated debentures ....             4,000             4,000            12,000            12,000
                                                     -----------       -----------       -----------       -----------
Net earnings available to common
   stockholders, diluted .....................       $ 5,711,016         3,856,805        15,241,360        10,284,821
                                                     ===========       ===========       ===========       ===========


Average outstanding shares - basic ...........       $16,676,275        11,441,234        15,344,475        11,439,462
Add:  Dilutive stock options .................           369,278            94,940           451,150           108,433
      Convertible subordinated debentures ....            33,025            33,025            33,025            33,025
                                                     -----------       -----------       -----------       -----------
Average outstanding shares - diluted .........       $17,078,578        11,569,199        15,828,650        11,580,920
                                                     ===========       ===========       ===========       ===========


Basic earnings per share .....................       $      0.34              0.34              0.99              0.90
                                                     ===========       ===========       ===========       ===========

Diluted earnings per share ...................       $      0.33              0.33              0.96              0.89
                                                     ===========       ===========       ===========       ===========


6)        Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investments is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2001

            (Dollars in thousands)                                                     Gross Unrealized            Estimated
                                                       Weighted     Amortized        ----------------------           Fair
                                                        Yield         Cost           Gains          Losses           Value
                                                       -------      ---------       --------        --------       ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing after ten years .......................       4.65%       $  1,455             13              (5)          1,463
                                                                     --------       --------        --------        --------
                                                         4.65%          1,455             13              (5)          1,463
                                                                     --------       --------        --------        --------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year .......................       3.81%          5,188             34              (9)          5,213
  maturing one year through five years ...........       5.68%         14,065            368             (84)         14,349
  maturing five years through ten years ..........       5.53%          2,449             87              (1)          2,535
  maturing after ten years .......................       5.88%        129,860          2,874          (1,573)        131,161
                                                                     --------       --------        --------        --------
                                                         5.78%        151,562          3,363          (1,667)        153,258
                                                                     --------       --------        --------        --------

MORTGAGE-BACKED SECURITIES .......................       5.98%        143,834          1,932            (115)        145,651

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .........       6.36%        196,808          3,609             (49)        200,368

                                                                     --------       --------        --------        --------
       TOTAL AVAILABLE-FOR-SALE INVESTMENTS ......       6.07%       $493,659          8,917          (1,836)        500,740
                                                                     ========       ========        ========        ========

                       INVESTMENTS AS OF DECEMBER 31, 2000

            (Dollars in thousands)                                                     Gross Unrealized            Estimated
                                                       Weighted     Amortized        ----------------------           Fair
                                                        Yield         Cost           Gains          Losses           Value
                                                       -------      ---------       --------        --------       ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year .......................       5.05%       $    500             --              (3)            497
  maturing one year through five years ...........       6.33%          4,975              5             (25)          4,955
  maturing five years though ten years ...........       6.92%          3,050             24             (11)          3,063
  maturing after ten years .......................       7.20%          1,070             --             (12)          1,058
                                                                     --------       --------        --------        --------
                                                         6.55%          9,595             29             (51)          9,573
                                                                     --------       --------        --------        --------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year .......................       5.47%            600              1             (19)            582
  maturing one year through five years ...........       5.17%          1,635             41              (1)          1,675
  maturing five years through ten years ..........       7.53%          4,047             34             (99)          3,982
  maturing after ten years .......................       5.50%         54,561          1,612            (570)         55,603
                                                                     --------       --------        --------        --------
                                                         5.63%         60,843          1,688            (689)         61,842
                                                                     --------       --------        --------        --------

MORTGAGE-BACKED SECURITIES .......................       6.79%         39,374            268            (157)         39,485

REAL ESTATE MORTGAGE INVESTMENT CONDUITS .........       6.94%        101,635            396          (1,043)        100,988
                                                                     --------       --------        --------        --------
     TOTAL AVAILABLE FOR SALE INVESTMENTS ........       6.52%       $211,447          2,381          (1,940)        211,888
                                                                     ========       ========        ========        ========


7)       Loans

         The following table summarizes the Company's loan portfolio. The loans mature or are repriced at various times.



(Dollars in Thousands)
                                                        At                                 At
                                                      9/30/01                          12/31/00
                                             ------------------------       ----------------------------
                                               Amount         Percent          Amount           Percent
         TYPE OF LOAN
REAL ESTATE LOANS:

     Residential first mortgage loans       $   419,054        30.86%       $   224,631            30.62%
     Loans held for sale                    $    23,118         1.70%       $     7,058             0.96%
                                            -----------                     -----------
         Total                              $   442,172        32.56%       $   231,689            31.58%

COMMERCIAL LOANS:

     Real estate                            $   376,308        27.71%       $   198,414            27.05%
     Other commercial loans                 $   252,969        18.63%       $   142,519            19.43%
                                            -----------                     -----------
         Total                              $   629,277        46.34%       $   340,933            46.48%

INSTALLMENT AND OTHER LOANS:

     Consumer loans                         $   147,648        10.87%       $    86,336            11.77%
     Home equity loans                      $   159,414        11.74%       $    83,539            11.39%
                                            -----------                     -----------
         Total                              $   307,062        22.61%       $   169,875            23.16%
     Net deferred loan fees, premiums
          and discounts                     $    (2,159)       -0.15%       $    (1,137)            -0.16%
     Allowance for Losses                   $   (18,528)       -1.36%       $    (7,799)            -1.06%
                                            -----------                     -----------
NET LOANS                                   $ 1,357,824       100.00%       $   733,561           100.00%
                                            ===========                     ===========

         The following table sets forth information regarding the Bank's non-performing assets at the dates indicated:


NONPERFORMING ASSETS
(Dollars in Thousands)                              At              At
                                                  9/30/01        12/31/00
                                                  -------        --------
NON-ACCRUAL LOANS:
  Mortgage loans                                  $ 3,851        $   687
  Commercial loans                                  3,833            442
  Consumer loans                                      691             25
                                                  -------        -------
    TOTAL                                           8,375          1,154
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
  Mortgage loans                                      563            576
  Commercial loans                                  1,385             91
  Consumer loans                                      220             83
                                                  -------        -------
    TOTAL                                           2,168            750
Troubled debt restructuring:                           --             --
Real estate and other assets owned, net               727            291
                                                  -------        -------
TOTAL NON-PERFORMING LOANS, TROUBLED DEBT
  RESTRUCTURINGS, AND REAL ESTATE AND OTHER
  ASSETS OWNED, NET                               $11,270        $ 2,195
                                                  =======        =======

  AS A PERCENTAGE OF TOTAL ASSETS                    0.54%          0.21%

Interest Income (1)                               $   513        $   101

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

         The following table illustrates the loan loss experience:


                                      Nine months ended    Year ended
        (Dollars in Thousands)           September 30,     December 31,
                                            2001               2000
                                      -----------------    ------------
BALANCE AT BEGINNING OF PERIOD            $  7,799            6,722
    CHARGE OFFS:

      Residential real estate                 (352)             (98)
      Commercial loans                        (401)            (450)
      Consumer loans                        (1,410)            (424)
                                          --------         --------
        Total charge offs                 $ (2,163)            (972)
                                          --------         --------


    RECOVERIES:

      Residential real estate                   20                5
      Commercial loans                         142               43
      Consumer loans                           408              137
                                          --------         --------
        Total recoveries                  $    570              185
                                          --------         --------

    CHARGEOFFS, NET OF RECOVERIES           (1,593)            (787)
    PURCHASED RESERVE                        8,893               --
    PROVISION                                3,429            1,864
                                          --------         --------
BALANCE AT END OF PERIOD                  $ 18,528            7,799
                                          ========         ========

RATIO OF NET CHARGE OFFS TO AVERAGE
LOANS OUTSTANDING DURING THE PERIOD           0.13%            0.11%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      September 30, 2001        December 31, 2000
                                 -------------------------- ---------------------------
                                                   Percent                     Percent
                                                 of loans in                 of loans in
    (Dollars in thousands)       Allowance        category    Allowance       category
                                 ---------       -----------  ---------      ------------
Residential first mortgage
  and loans held for sale         $ 5,943           32.0%        1,227           31.2%
Commercial real estate              5,058           27.3%        2,300           26.7%
Other commercial                    3,400           18.4%        2,586           19.2%
Consumer                            4,127           22.3%        1,686           22.9%
                                  -------          -----       -------          -----
   Totals                         $18,528          100.0%        7,799          100.0%
                                  =======          =====       =======          =====


8)       Deposits

         The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2001, according to the time remaining to maturity:


                                     Certificates           Demand
    (Dollars in thousands)            of Deposit            Deposits            Totals
                                      -----------          ---------           -------
Within three months .......            $ 57,184             251,504             308,688
Three to six months .......              24,509                  --              24,509
Seven to twelve months ....              24,479                  --              24,479
Over twelve months ........               7,758                  --               7,758
                                       --------            --------            --------
   Totals .................            $113,930             251,504             365,434
                                       ========            ========            ========


9)       Advances and Other Borrowings

         The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

           (Dollars in thousands)               September 30,    December 31,
                                                    2001             2000
                                                ------------     ------------
FHLB Advances
  Amount outstanding at end of period .....       $360,654         196,791
  Average balance .........................       $346,691         211,217
  Maximum outstanding at any month-end ....       $416,222         234,688
  Weighted average interest rate ..........           5.42%           6.35%

Repurchase Agreements:
  Amount outstanding at end of period .....       $ 29,392          24,877
  Average balance .........................       $ 24,874          19,052
  Maximum outstanding at any month-end ....       $ 30,955          24,877
  Weighted average interest rate ..........           4.24%           5.39%

10)      Stockholders' Equity:

         The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2001:



                  CONSOLIDATED                                  Tier 1 (Core)        Tier 2 (Total)          Leverage
             (Dollars in thousands)                                Capital              Capital               Capital
                                                                -----------          -------------         -----------
GAAP Capital ...........................................        $   171,595              171,595              171,595
Less:  Goodwill and intangibles ........................            (44,011)             (44,011)             (44,011)
    Accumulated other comprehensive
    gain on AFS securities .............................             (4,283)              (4,283)              (4,283)
Plus:  Allowance for loan losses .......................                 --               16,450                   --
    Trust preferred secuirites .........................             35,000               35,000               35,000
Other regulatory adjustments ...........................                (29)                 (29)                 (29)
                                                                -----------          -----------          -----------
Regulatory capital computed ............................        $   158,272              174,722              158,272
                                                                ===========          ===========          ===========

Risk weighted assets ...................................        $ 1,447,481            1,447,481
                                                                ===========          ===========
Total average assets ...................................                                                    2,126,230
                                                                                                          ===========
Capital as % of defined assets .........................              10.93%               12.07%                7.44%
Regulatory "well capitalized" requirement ..............               6.00%               10.00%                5.00%
                                                                -----------          -----------          -----------
Excess over "well capitalized" requirement .............               4.93%                2.07%                2.44%
                                                                ===========          ===========          ===========

11)      Comprehensive Earnings:

         The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                                 For the three months           For the nine months
                                                                    ended Sept 30,                 ended Sept 30,
                                                               -----------------------         -----------------------
                         Dollars in thousands                   2001             2000           2001             2000
                                                               -------         -------         -------         -------
Net earnings ..........................................        $ 5,707           3,853          15,229          10,273

Unrealized holding gains arising during the period ....          3,694           2,608           6,561           2,470
Transfer from held-to-maturity ........................             --              --              --             (11)
Tax expense ...........................................         (1,485)         (1,024)         (2,590)         (1,000)
                                                               -------         -------         -------         -------
            Net after tax .............................          2,209           1,584           3,971           1,459
Reclassification adjustment for gains (losses)
   included in net income .............................             24              (5)             88              (5)
Tax (expense) benefit .................................             (9)              2             (34)              2
                                                               -------         -------         -------         -------
            Net after tax .............................             15              (3)             54              (3)

            Net unrealized  gains on securities .......          2,224           1,581           4,025           1,456
                                                               -------         -------         -------         -------

                Total comprehensive earnings ..........        $ 7,931           5,434          19,254          11,729
                                                               =======         =======         =======         =======

12)      Segment Information

         The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, CFI, Glacier Trust, and intercompany eliminations. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

                                                                 Nine months ended and as of Sept 30, 2001
                                                ---------------------------------------------------------------------------
          (Dollars in thousands)                   Glacier        Whitefish       Missoula         Helena          Big Sky
                                                  --------        ---------       --------        --------        --------
Revenues from external customers                  $ 30,584           6,255          18,552           8,074           6,723
Intersegment revenues                                  937              14              14             125               2
Expenses                                            25,707           4,995          14,743           6,870           5,756
Intercompany eliminations                               --              --              --              --              --
                                                  --------        --------        --------        --------        --------
                                Net income        $  5,814           1,274           3,823           1,329             969
                                                  ========        ========        ========        ========        ========
                              Total Assets        $528,848         122,991         422,687         165,859         166,879
                                                  ========        ========        ========        ========        ========

                                                  Mountain                                                        Total
                                                    West          Western          Other                       Consolidated
                                                ----------       ---------      ----------                     ------------
Revenues from external customers                    15,278          33,079             270                         118,815
Intersegment revenues                                  192             169          20,216                          21,669
Expenses                                            15,108          29,476             931                         103,586
Intercompany eliminations                               --              --         (21,669)                        (21,669)
                                                ----------       ---------      ----------                      ----------
                                Net income             362           3,772          (2,114)                         15,229
                                                ==========       =========      ==========                      ==========
                              Total Assets         318,159         381,994         (12,452)                      2,094,965
                                                ==========       =========      ==========                      ==========

                                                                    Nine months ended and as of Sept 30, 2000
                                                  ----------------------------------------------------------------------------
          (Dollars in thousands)                    Glacier       Whitefish         Missoula          Helena          Big Sky
                                                  ----------      ----------       ----------       ----------      ----------
Revenues from external customers                  $   29,340           5,650           14,190            6,230           4,648
Intersegment revenues                                    866               8               --               75              --
Expenses                                              25,244           4,585           11,326            5,458           4,259
Intercompany eliminations                                 --              --               --               --              --
                                                  ----------      ----------       ----------       ----------      ----------
                                Net income        $    4,962           1,073            2,864              847             389
                                                  ==========      ==========       ==========       ==========      ==========
                              Total Assets        $  459,096          86,113          202,782           86,678          72,806
                                                  ==========      ==========       ==========       ==========      ==========


                                                    Mountain                                                           Total
                                                      West           Other                                          Consolidated
                                                  ----------      ----------                                        ------------
Revenues from external customers                       7,634             344                                            68,036
Intersegment revenues                                     --          12,513                                            13,462
Expenses                                               6,943             (52)                                           57,763
Intercompany eliminations                                 --         (13,462)                                          (13,462)
                                                  ----------      ----------                                        ----------
                                Net income               691            (553)                                           10,273
                                                  ==========      ==========                                        ==========
                              Total Assets           116,477           2,089                                         1,026,041
                                                  ==========      ==========                                        ==========

                                                                    Three months ended and as of Sept 30, 2001
                                                -----------------------------------------------------------------------------
          (Dollars in thousands)                  Glacier       Whitefish         Missoula          Helena           Big Sky
                                                ----------      ----------       ----------       ----------       ----------
Revenues from external customers                $   10,792           2,249            8,230            3,386            3,130
Intersegment revenues                                  478               8                3               59                2
Expenses                                             9,025           1,791            6,530            2,889            2,567
Intercompany eliminations                               --              --               --               --               --
                                                ----------      ----------       ----------       ----------       ----------
                                Net income      $    2,245             466            1,703              556              565
                                                ==========      ==========       ==========       ==========       ==========
                              Total Assets      $  528,848         122,991          422,687          165,859          166,879
                                                ==========      ==========       ==========       ==========       ==========


                                                 Mountain                                                            Total
                                                   West          Western           Other                          Consolidated
                                                ----------      ----------       ----------                       ------------
Revenues from external customers                     5,872           9,366             (130)                           42,895
Intersegment revenues                                   --             161            7,557                             8,268
Expenses                                             5,615           8,796              (25)                           37,188
Intercompany eliminations                               --              --           (8,268)                           (8,268)
                                                ----------      ----------       ----------                        ----------
                                Net income             257             731             (816)                            5,707
                                                ==========      ==========       ==========                        ==========
                              Total Assets         318,159         381,994          (12,452)                        2,094,965
                                                ==========      ==========       ==========                        ==========


                                                            Three months ended and as of Sept 30, 2000
                                                -----------------------------------------------------------------------------
          (Dollars in thousands)                 Glacier        Whitefish         Missoula          Helena          Big Sky
                                                ----------      ----------       ----------       ----------       ----------
Revenues from external customers                $   10,246           1,990            4,924            2,231            1,687
Intersegment revenues                                  236               1               --               25               --
Expenses                                             8,722           1,624            3,880            1,885            1,528
Intercompany eliminations                               --              --               --               --               --
                                                ----------      ----------       ----------       ----------       ----------
                                Net income      $    1,760             367            1,044              371              159
                                                ==========      ==========       ==========       ==========       ==========
                              Total Assets      $  459,096          86,113          202,782           86,678           72,806
                                                ==========      ==========       ==========       ==========       ==========

                                                 Mountain                                                            Total
                                                   West           Other                                           Consolidated
                                                ----------      ----------                                        ------------
Revenues from external customers                     2,715             188                                             23,981
Intersegment revenues                                   --           4,524                                              4,786
Expenses                                             2,434              55                                             20,128
Intercompany eliminations                               --          (4,786)                                            (4,786)
                                                ----------       ---------                                         ----------
                                Net income             281            (129)                                             3,853
                                                ==========       =========                                         ==========
                              Total Assets         116,477           2,089                                          1,026,041
                                                ==========       =========                                         ==========

13)      Rate/Volume Analysis


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


                                  Nine Months Ended September 30,
(Dollars in Thousands)                   2001 vs. 2000
                                  Increase (Decrease) due to:
                               -----------------------------------
INTEREST INCOME                 Volume         Rate          Net
                               ---------     --------     ---------
Real Estate Loans               $12,929         (752)       12,177
Commercial Loans                 15,496       (1,915)       13,581
Consumer and Other Loans          8,598         (636)        7,962
Investment Securities            11,547       (1,068)       10,479
                                -------      -------       -------
     Total Interest Income       48,570       (4,371)       44,199

NOW Accounts                        611            7           618
Savings Accounts                    769          112           881
Money Market Accounts             3,599       (1,418)        2,181
Certificates of Deposit          13,519         (195)       13,324
FHLB Advances                     6,181       (2,369)        3,812
Other Borrowings and
  Repurchase Agreements           2,631          (97)        2,534
                                -------      -------       -------
   Total Interest Expense        27,310       (3,960)       23,350
                                -------      -------       -------
NET INTEREST INCOME             $21,260         (411)       20,849
                                =======      =======       =======


14)      Average Balance Sheet

         The following schedule provides provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
         (iii) net interest and dividend income; (iv) interest rate spread; and
         (v) net interest margin. Non-accrual loans are included in the average balance of the loans.

                                              --------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET                            For the Nine months ended 9/30/01                For the year ended 12-31-00
                                              --------------------------------------------------------------------------------------
(Dollars in Thousands)                                          Interest         Average                      Interest       Average
                                                Average            and            Yield/       Average           and         Yield/
ASSETS                                          Balance          Dividends         Rate        Balance         Dividends      Rate
                                              --------------------------------------------------------------------------------------
     Real Estate Loans                        $   427,425            26,313        8.21%     $   230,661          19,557      8.48%
     Commercial Loans                             535,796            34,524        8.59%         312,434          28,784      9.21%
     Consumer and Other Loans                     289,182            19,221        8.86%         164,262          14,856      9.04%
                                              -----------           -------                  -----------     -----------
       Total Loans                              1,252,403            80,058        8.52%         707,357          63,197      8.93%
     Investment Securities                        469,388            22,080        6.27%         236,287          15,640      6.62%
                                              -----------            ------                  -----------     -----------
       Total Earning Assets                     1,721,791           102,138        7.91%         943,644          78,837      8.35%
                                                                    -------                                  -----------
     Non-Earning Assets                           171,378                                         64,151
                                              -----------                                    -----------
       TOTAL ASSETS                           $ 1,893,169                                    $ 1,007,795
                                              ===========                                    ===========
LIABILITIES
AND STOCKHOLDERS' EQUITY
     NOW Accounts                             $   177,366             1,407        1.06%     $    96,737           1,068      1.10%
     Savings Accounts                              97,734             1,498        2.04%          44,996             806      1.79%
     Money Market Accounts                        275,337             7,524        3.64%         167,533           7,447      4.45%
     Certificates of Deposit                      545,374            22,821        5.58%         230,024          13,353      5.81%
     FHLB Advances                                346,691            14,049        5.40%         211,217          13,454      6.37%
     Repurchase Agreements
       and Other Borrowed Funds                    68,018             3,411        6.69%          31,799           1,229      3.86%
                                              -----------       -----------                  -----------     -----------
       Total Interest Bearing Liabilities       1,510,520            50,710        4.48%         782,306          37,357      4.78%
                                                                -----------                                  -----------
       Non-interest Bearing Deposits              208,619                                        135,840
       Other Liabilities                           24,313                                          1,181
                                              -----------                                    -----------
       Total Liabilities                        1,743,452                                        919,327
                                              -----------                                    -----------
     Common Stock                                     154                                            110
     Paid-In Capital                              148,628                                         95,554
     Retained Earnings                               (421)                                        (2,250)
     Accumulated Other
       Comprehensive Earnings (Loss)                1,356                                         (4,946)
                                              -----------                                    -----------
       Total Stockholders' Equity                 149,717                                         88,468
                                              -----------                                    -----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $ 1,893,169                                    $ 1,007,795
                                              ===========                                    ===========
     NET INTEREST INCOME                                        $    51,428                                  $    41,480
                                                                ===========                                  ===========
     NET INTEREST SPREAD                                                           3.34%                                      3.57%
     NET INTEREST MARGIN
       ON AVERAGE EARNING ASSETS                                                   3.98%                                      4.40%
     RETURN ON AVERAGE ASSETS                                                      1.06%                                      1.39%
     RETURN ON AVERAGE EQUITY                                                     13.41%                                    15.83%

15)      Recent Acquisitions

         On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation. The Company issued 4,530,462 shares and $37.274 million cash to shareholders as consideration for the merger. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and will be amortized over a useful life of 20 years during the current year. Subsequent to 2001, the goodwill will not be amortized due to a recently issued accounting standard. See footnote 17 for further discussion regarding FASB Statements No. 141 and 142.

         The estimated fair values of net assets acquired at the acquisition date are summarized as follows:


             (Dollars in thousands)
             ----------------------
Cash and due from banks ............          $ 24,891
Investments available-for-sale .....           185,688
FHLB stock .........................            13,062
Loans ..............................           613,825
Premises and equipment .............            25,432
Goodwill ...........................            16,530
Core deposit intangible ............             7,449
Other assets .......................            10,965
                                              --------
                                               897,842
                                              --------
Deposits ...........................          $603,555
FHLB advances ......................           165,386
Repurchase agreements ..............             7,851
Other liabilities ..................            27,338
                                              --------
                                               804,130
                                              --------
  Total consideration paid .........          $ 93,712
                                              ========


         On March 15, 2001, the Company completed the acquisition, subject to certain adjustments, of seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and will be amortized over a useful life of 20 years. Subsequent to 2001, the goodwill will not be amortized due to a recently issued accounting standard. See footnote 17 for further discussion regarding FASB Statements No. 141 and 142.

         The estimated fair values of the branches net assets acquired at the acquisition date are summarized as follows:


             (Dollars in thousands)
             ----------------------
Cash and due from banks ..................          $122,149
Loans ....................................            36,573
Premises and equipment ...................             6,449
Core deposit intangible ..................             1,514
Other assets .............................               196
                                                    --------
                                                     166,881
                                                    --------

Deposits .................................          $183,968
Other liabilities ........................               463
                                                    --------
                                                     184,431
                                                    --------
Net liabilities assumed in excess of
    identifiable net assets acquired .....          $ 17,550
                                                    ========


         The following pro forma information presents the consolidated results of operations as if the acquisitions had occurred at the beginning of January 1, 2000 and 2001. The table is for comparison purposes only.


                                                          For the three months                   For the nine months
                                                              ended Sept 30,                         ended Sept 30,
                                                      ------------------------------          ------------------------------
(dollars in thousands except per share data)             2001                2000                2001                2000
                                                      ----------          ----------          ----------          ----------
Total interest and non-interest income .....          $   43,039              47,387             155,786             138,256
                                                      ==========          ==========          ==========          ==========
Net earnings ...............................          $    5,707               5,416              16,144              14,960
                                                      ==========          ==========          ==========          ==========
Net earnings per common share - basic ......          $     0.34                0.34                0.99                0.94
Net earnings per common share - diluted ....          $     0.33                0.33                0.95                0.91

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

16)      Sale of Branches

          On June 23, 2001 the Company completed the sale of six branch locations in north central Montana with assets of $23.5 million to Stockman Bank. Stockman acquired five Western Security Bank offices and one Glacier Bank office. Included in the sale were loans of approximately $21.8 million, property and equipment with a book value of approximately $1.7 million, and deposits of $81.7 million. A gain of $511 thousand was recognized on the sale.

17)      Impact of Recently Issued Accounting Standards

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $34,800,000 and unamortized identifiable intangible assets in the amount of $8,200,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $360,000 and $1,229,000 for the year ended December 31, 2000 and the nine months ended

         September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidation financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

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

The sale of six branches located in North Central Montana to Stockman Bank was completed on June 23, 2001. The sale included loans of $21.8 million and deposits of $81.7 million.

As a result of these transactions, the Company is now the largest publicly traded bank holding company headquartered in the inland northwest, with assets exceeding $2 billion.

Western Security Bank converted to Company's system

On July 21, 2001 Company employees, assisted by several representatives of our software vendor, successfully completed the conversion of the data systems from an outside servicer to the Company's in-house computer system. This conversion will now allow us to take advantage of the cost savings from this fully integrated system.

Western Security Bank, Billings, Montana

Western Security Bank is now operated as a stand-alone community bank with offices in Billings, Laurel, and Lewistown. A new board of directors for the bank, comprised of local businesspeople, took office in September. Western Security Bank serves Montana's largest market with total assets of over $400 million.

Geographic alignment of branches

As part of the plan for the acquisition of WesterFed certain branches of subsidiary banks were transferred to other Company owned banks located in the same geographic area expanding the market share of those community banks. As of September 30, 2001 all branch transfers have been completed.

Glacier Bank of Eureka merged into Glacier Bank of Whitefish

The merger of the two banks, and redemption of the minority shares that were outstanding in these banks, was completed as of July 31, 2001. The banks had relatively small total assets, are in close proximity, have similar clients, and share management staff. It is anticipated that cost reductions will result without disturbing the community banking focus.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from September 30, 2000 to September 30, 2001.


                                                                     September 30,
                                                            -------------------------------
ASSET GROWTH  ($ IN THOUSANDS)                                  2001               2000             $ change          % change
                                                            -----------         -----------        -----------         ------
Cash on hand and in banks                                   $    64,064              33,700             30,364          90.10%
Interest bearing investments                                    546,606             225,889            320,717         141.98%
Loans:
   Real estate                                                  441,232             236,071            205,161          86.91%
   Commercial and Agricultural                                  627,110             325,974            301,136          92.38%
   Consumer                                                     308,010             168,789            139,221          82.48%
                                                            -----------         -----------        -----------         ------
      Total loans                                             1,376,352             730,834            645,518          88.33%
   Allowance for loan losses                                    (18,528)             (7,808)           (10,720)        137.30%
                                                            -----------         -----------        -----------         ------
      Total loans net of allowance for loan losses            1,357,824             723,026            634,798          87.80%
                                                            -----------         -----------        -----------         ------
Other assets                                                    126,471              43,426             83,045         191.23%
                                                            -----------         -----------        -----------         ------
   Total Assets                                             $ 2,094,965           1,026,041          1,068,924         104.18%
                                                            ===========         ===========        ===========         ======

Since September 30, 2000 total assets have increased $1.069 billion, or 104 percent, to $2.095 billion, primarily the result of the completion of the WesterFed Financial Corporation acquisition, and branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation, in the first quarter of 2001. Those acquisitions were accounted for as purchases and accordingly the financial information includes the assets and results of operations of those locations from the dates of purchase.

Loans sold to the secondary market amounted to $203.058 million and $87.860 million during the first nine months of 2001 and 2000, respectively.

The amount of loans serviced for others on September 30, 2001 was approximately $287 million.

All seven banking subsidiaries are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. As of September 30, 2001, the Company had $707,514,000 of available FHLB line of which $360,654,000 was utilized.

Total loans, net of the reserve for loan losses, have increased $635 million. We continue to sell the majority of the real estate loan production. Acquired with WesterFed were dealer originated consumer loans. We have discontinued the origination and purchase of these loan types. Commercial loans continue to increase.


                                                      September 30,
                                              -----------------------------
LIABILITY GROWTH  ($ IN THOUSANDS)               2001                2000              $ change          % change
                                              ----------          ----------          ----------         --------
Non-interest bearing deposits                 $  244,450             152,022              92,428           60.80%
Interest-bearing deposits                      1,209,469             564,965             644,504          114.08%
Advances from Federal Home Loan Bank             360,654             177,909             182,745          102.72%
Other borrowed funds                              41,412              28,684              12,728           44.37%
Other liabilities                                 32,385              10,623              21,762          204.86%
Trust preferred securities                        35,000                  --              35,000          100.00%
                                              ----------          ----------          ----------          ------
     Total liabilities                        $1,923,370             934,203             989,167          105.88%
                                              ==========          ==========          ==========          ======


Total deposits have increased $737 million over the September 30, 2000 balances. Total deposits acquired, net of branch sales, were $712 million, leaving an increase of $25 million from internal activity. Non-interest bearing deposits are up $92 million, or 61 percent, and interest-bearing deposits have increased $645 million, or 114 percent. Federal home loan bank advances, other borrowed funds, including the subordinated debentures issued with the trust preferred security, and repurchase agreements, have increased $230 million.

Capital as a percentage of assets ratio is at 8.2 percent at September 30, 2001. The book value per share has increased from $8.57 at December 31, 2000 to $10.26 at September 30, 2001.

                                                              September 30,          June 30,            March 31,
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                       2001                 2001                2001
                                                               ----------           ----------          ----------
Allowance for loan losses                                      $   18,528               18,466              17,047

Non-performing assets                                          $   11,089               11,918               7,892

Allowance as a percentage of non performing assets                 167.08%              154.94%             216.00%

Non-performing assets as a percentage of total assets                0.53%                0.55%               0.37%

Allowance as a percentage of total loans                             1.35%                1.32%               1.21%


Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at September 30, 2001 were
 .53 percent versus .28 percent at the same time last year, which compares to the Peer Group average of .56 percent at June 30, 2001, the most recent information available. The reserve for loan losses was 167 percent of non-performing assets at September 30, 2001, down from 389 percent a year ago.

With the growth in loan balances, and the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $10.720 million, including $8.893 million of acquired reserves as a result of the acquisitions, or 137 percent, to $18.528 million, which is 1.35 percent of total loans outstanding, up from 1.08 percent of loans at September 30, 2000. The third quarter provision expense for loan losses was $1.006 million, up from $491 thousand during the same quarter in 2000.

   Results of Operations -- The three months ended September 30, 2001 compared to the three months ended September 30, 2000.


REVENUE SUMMARY
($ IN THOUSANDS)                                        Three months  ended September 30,
                                         -------------------------------------------------------------
                                          2001              2000            $ change          % change
                                         -------           -------          --------          --------
Net interest income                      $19,199            10,519             8,680            82.52%

Fees and other revenue:
   Service charges and  fees               4,265             2,505             1,760            70.26%
   Gain on sale of loans                   1,111               545               566           103.85%
   Other income                              419               531              (112)          -21.09%
                                         -------           -------           -------           ------
      Total non-interest income            5,795             3,581             2,214            61.83%
                                         -------           -------           -------           ------
   Total revenue                         $24,994            14,100            10,894            77.26%
                                         =======           =======           =======           ======
Net interest margin                         4.08%             4.50%
                                         =======           ======

Net Interest Income

Net interest income for the quarter increased $8.680 million, or 82 percent, over the same period in 2000. The growth in earning assets and the increase in non-interest bearing deposits resulted in a significant increase in net interest income. The net interest margin as a percentage of earning assets, on a tax equivalent basis, has declined from 4.5 percent at September 30, 2000 to 4.08 percent in 2001. The margin on assets acquired in the purchase transactions were lower than the margin on existing assets.

Non-interest Income

Fee income was $1.760 million, or 70 percent higher in the third quarter of 2001 than the same quarter in 2000. Gain on sale of loans increased $566 thousand, or 104 percent, and other income was down $112 thousand primarily because of gain on sale of a branch office in 2000. Account volume increases and strong mortgage origination activity continues to drive revenue growth.


EXPENSE SUMMARY
($ IN THOUSANDS)                                             Three months  ended September 30,
                                              ----------------------------------------------------------
                                               2001             2000           $ change         % change
                                              -------          ------          --------         --------
Compensation and employee benefits            $ 7,392          $ 3,992          $ 3,400           85.17%
Occupancy and equipment expense                 2,187            1,221              966           79.12%
Outsourced data processing                        707              264              443          167.80%
Core deposit intangible amortization              383               50              333          666.00%
Goodwill amortization                             492               91              401          440.66%
Other expenses                                  3,948            1,855            2,093          112.83%
                                              -------          -------          -------          ------
      Total non-interest expense              $15,109          $ 7,473          $ 7,636          102.18%
                                              -------          -------          -------          ------

Non-interest Expense

Non-interest expense increased by $7.636 million, or 102 percent, over the same quarter of 2000. Included in the 2001 total is $325 thousand in merger and conversion expense. Intangible asset amortization in the form of core deposit and goodwill was $383 thousand and $492 thousand, respectively, which is an increase of $734 thousand over the prior year.

   Results of Operations -- The nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.


REVENUE SUMMARY
($ IN THOUSANDS)                                        Nine months  ended September 30,
                                         -----------------------------------------------------------
                                          2001               2000            $ change       % change
                                         -------           -------           --------       --------
Net interest income                      $51,428            30,579            20,849          68.18%
Fees and other revenue:
   Service charges and  fees              11,737             7,255             4,482          61.78%
   Gain on sale of loans                   2,766             1,512             1,254          82.94%
   Other income                            2,173             1,330               843          63.38%
                                         -------           -------           -------          -----
      Total non-interest income           16,676            10,097             6,579          65.16%
                                         -------           -------           -------          -----
   Total revenue                         $68,104            40,676            27,428          67.43%
                                         =======           =======           =======          =====
Net interest margin                         3.98%            4.40%
                                         =======           ======


Net Interest Income

Net interest income for the nine months was $51.428 million, an increase of $20.849 million, or 68 percent, over the same period in 2000. The growth in earning assets and the increase in non-interest bearing deposits resulted in a significant increase in net interest income. The net interest margin continues to be a challenge as the spread on assets acquired is less than from the previous asset base. As a percentage of earning assets, the year-to-date margin has declined from 4.40 percent to 3.98 percent in 2001.

Non-interest Income

Fee income was $4.482 million, or 62 percent, higher in the first nine months of 2001 than the same period in 2000. Gain on sale of loans increased $1.254 million, or 83 percent, and other income was up $843 thousand, of which $511 thousand was from the gain on sale of the Glacier Bank Cut Bank branch.

EXPENSE SUMMARY
($ IN THOUSANDS)                                              Nine months  ended September 30,
                                              ----------------------------------------------------------
                                                2001             2000          $ change         % change
                                              -------          -------         --------         --------
Compensation and employee benefits            $20,182          $12,078          $ 8,104           67.10%
Occupancy and equipment expense                 6,147            3,568            2,579           72.28%
Outsourced data processing                      2,007            1,143              864           75.59%
Core deposit intangible amortization              957              150              807          538.00%
Goodwill amortization                           1,229              269              960          356.88%
Other expenses                                 10,462            5,887            4,575           77.71%
                                              -------          -------          -------          ------
      Total non-interest expense              $40,984          $23,095          $17,889           77.46%
                                              -------          -------          -------          ------

Non-interest Expense

Non-interest expense increased by $17.889 million, or 77 percent, over the same nine months of 2000. Included in the 2001 total is $1.250 million in merger and conversion expense. Without those non-recurring expenses non-interest expense increased by $16.639 million, or 72 percent. Compensation and employee benefits increased $8.104 million or 67 percent. Occupancy and equipment expense was up $2.579 million, or 72 percent. Outsourced data processing expense increased $864 thousand, or 76 percent, and other expenses were up $4.575 million, or 78 percent. Intangible asset amortization in the form of core deposit and goodwill was $957 thousand and $1.229 million, respectively, which is an increase of $1.767 million over the prior year.

Loan Loss Provision

The year-to-date provision expense for loan losses was $3.429 million, up from $1.483 million during the same period in 2000, an increase of 131 percent. The reserve has increased because of the increased volume of loans, and the continuing shift in the mix of loans to commercial from residential. Commercial loans historically carry a higher risk profile than residential real estate loans. Net charged off loans as a percentage of loans outstanding were .12 for the first nine months of 2001 which is slightly higher than the full year 2000 percentage of .09.

Forward-Looking Statements

When used in this press release, the words or phrases `will likely result in', `are expected to', `will continue', `is anticipated', `estimate', or `project' or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected including general economic conditions, business conditions in the banking industry, the regulatory environment, new legislation, vendor quality and efficiency, employee retention factors, rapidly changing technology and evolving banking industry standards, competitive standards, competitive factors including increased competition among financial institutions and fluctuating interest rate environments. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Readers should also care review the risk factors described in the company's most recent quarterly report on Form 10-Q for the periods ending March 31, 2001, and June 30, 2001, its Annual Report on Form 10-K for the period ending December 31, 2000 and other documents the company files from time to time with the Securities Exchange Commission.

Headquartered in Kalispell, Montana, Glacier Bancorp, Inc. conducts business from Glacier Bank of Kalispell, First Security Bank of Missoula, Glacier Bank of Whitefish, Valley Bank of Helena, Big Sky Western Bank, Western Security Bank, all located in Montana, and Mountain West Bank located in Idaho with two branches in Utah.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of July 31, 2001, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands).


Interest Rate Sensitivity
                                                           +200 bp      -200 bp
                                                           -------      -------
Estimated sensitivity                                        -2.74%       0.55%
Estimated increase (decrease) in net interest income       $ (2,439)       493



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

                                        GLACIER BANCORP, INC.

November 9, 2001                        /s/Michael J. Blodnick
                                        President/CEO

November 9, 2001                        /s/James H. Strosahl
                                        Executive Vice President/CFO