Form 10-K
period 2001-12-31
GLACIER BANCORP INC
filed 2002-03-27
CIK 868671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20522

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934BR>For the fiscal year ended December 31, 2001 or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE 000-18911

GLACIER BANCORP, INC.

DELAWARE	81-0519541

49 Commons Loop, Kalispell, MT 59901

Registrant’s telephone number, including area code: (406) 756-4200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of March 15, 2002, there were issued and outstanding 17,043,015 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of the close of trading on March 15, 2002, was $356,369,444.

Document Incorporated by Reference

Portions of the 2002 Annual Meeting Proxy Statement dated March 27, 2002 are incorporated by reference into Part III of this Form 10-K.

GLACIER BANCORP, INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 2001

PART I.

Item 1. Business

GENERAL

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the “Company”), is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company.

Subsidiaries

The Company is the parent holding company of its nine wholly owned subsidiaries, Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Mountain West Bank in Idaho (“Mountain West”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), Community First, Inc. (“CFI”), and Glacier Capital Trust I (“Glacier Trust”).

The Company formed Glacier Capital Trust I (Glacier Trust) as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company’s capital contribution, the Company owns all of the outstanding common securities of Glacier Trust.

Recent Acquisitions

On February 28, 2001, Western was acquired through the purchase of WesterFed Financial Corporation, its parent company. The Company issued 4,530,462 shares and $37.274 million cash to shareholders as consideration for the merger. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and was amortized over a useful life of 20 years during the current year. See footnote 20 of the Consolidated Financial Statements for the year ended December 31, 2001.

On March 15, 2001, the Company completed the acquisition, subject to certain adjustments, of seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and will be amortized over a useful life of 20 years. See footnote 20 of the Consolidated Financial Statements for the year ended December 31, 2001.

The Federal Deposit Insurance Corporation (“FDIC”) insures each subsidiary bank’s deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of twelve banks which comprise the Federal Home Loan Bank System and all subsidiaries, with the exception of Mountain West, are members of the Federal Reserve Bank of Minneapolis (“FRB”).

Bank Locations

Glacier’s main office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. See “Item 2. Properties.” First Security’s address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115, Western’s address is 2929 3rd Avenue, Billings, MT 59101 (406) 252-3700, Mountain West’s address is 125 Ironwood Drive, Coeur d’ Alene, Idaho 83816 (208) 765-0284, Big Sky’s address is 4150 Valley Commons Drive, Bozeman, MT, 59718 (406) 587-2922, Valley’s address is 3030 North Montana Avenue, Helena, MT 59601 (406) 443-7440, and Whitefish’s address is 319 2nd Street, Whitefish, MT 59937 (406) 863-6300.

The business of the Company’s subsidiaries (collectively referred to hereafter as “Banks”) consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks’ principal sources of income are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal expenses are interest on deposits, FHLB advances, and repurchase agreements, as well as general and administrative expenses.

Through its subsidiary CFI, the Company provides full service brokerage services through Raymond James Financial Services, an unrelated brokerage firm.

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2001:

Business Segment Results

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company’s operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as “Other” includes the Parent company, nonbank units, and eliminations of transactions between segments. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

Operating Segments information	Glacier			First Security
(Dollars in thousands)
	2001	2000	1999	2001	2000	1999

Condensed Income Statements
Net interest income	$19,032	16,361	15,266	14,239	9,324	8,804
Noninterest income	7,216	5,913	5,539	3,070	2,000	2,260

Total revenues	26,248	22,274	20,805	17,309	11,324	11,064
Provision for loan losses	962	460	470	975	360	600
Goodwill and merger expense	393	317	78	143	—	—
Other noninterest expense	12,374	11,440	10,750	6,949	4,771	4,567
Minority interest	—	—	—	—	—	—

Pretax earnings	12,519	10,057	9,507	9,242	6,193	5,897
Income tax expense (benefit)	4,505	3,456	3,303	3,556	2,251	2,132

Net income	8,014	6,601	6,204	5,686	3,942	3,765

Average Balance Sheet Data
Total assets	$493,342	464,565	407,950	310,253	199,697	177,690
Total loans	309,738	285,398	270,650	260,481	171,462	146,958
Total deposits	315,252	279,973	214,552	241,897	146,439	136,968
Stockholders’ equity	45,509	38,547	37,893	27,326	17,164	15,750
End of Year Balance Sheet Data
Total assets	$474,421	469,351	460,257	427,976	214,231	193,548
Net loans	316,626	282,467	272,060	340,847	180,041	161,781
Total deposits	340,186	288,556	276,880	345,423	164,168	143,645
Performance Ratios
Return on average assets	1.62%	1.42%	1.52%	1.83%	1.97%	2.12%
Return on average equity	17.61%	17.12%	16.37%	20.81%	22.97%	23.90%
Efficiency ratio	47.14%	51.36%	51.67%	40.15%	42.13%	41.28%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	12.04%	13.45%	13.58%	9.80%	9.98%	9.73%
Tier II risk-based capital ratio	13.17%	14.38%	14.48%	10.95%	11.15%	10.97%
Leverage capital ratio	8.32%	8.08%	7.58%	7.56%	8.64%	8.62%
Full time equivalent employees	164	152	167	121	73	76
Locations	11	13	15	9	4	3

[Additional columns below]

[Continued from above table, first column(s) repeated]

Operating Segments information	Western			Mountain West
(Dollars in thousands)
	2001	2000	1999	2001	2000	1999

Condensed Income Statements
Net interest income	17,094	—	—	10,141	5,037	3,755
Noninterest income	4,517	—	—	3,855	2,206	1,745

Total revenues	21,611	—	—	13,996	7,243	5,500
Provision for loan losses	1,350	—	—	276	410	217
Goodwill and merger expense	590	—	—	1,492	—	78
Other noninterest expense	11,445	—	—	11,062	5,153	4,941
Minority interest	—	—	—	—	—	—

Pretax earnings	8,226	—	—	1,166	1,680	264
Income tax expense (benefit)	3,026	—	—	150	657	91

Net income	5,200	—	—	1,016	1,023	173

Average Balance Sheet Data
Total assets	529,514	—	—	281,318	106,445	81,011
Total loans	331,079	—	—	138,991	78,602	56,865
Total deposits	326,583	—	—	228,761	77,334	71,060
Stockholders’ equity	45,035	—	—	7,650	7,650	6,555
End of Year Balance Sheet Data
Total assets	406,359	—	—	342,841	126,518	89,884
Net loans	229,007	—	—	162,701	90,921	61,930
Total deposits	237,477	—	—	254,133	86,632	67,824
Performance Ratios
Return on average assets	0.98%	—	—	0.36%	0.96%	0.21%
Return on average equity	11.55%	—	—	13.28%	13.37%	2.65%
Efficiency ratio	52.96%	—	—	79.04%	71.14%	89.84%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	13.04%	—	—	10.03%	11.12%	10.40%
Tier II risk-based capital ratio	14.30%	—	—	11.06%	12.19%	11.44%
Leverage capital ratio	8.62%	—	—	6.33%	8.11%	7.60%
Full time equivalent employees	97	—	—	153	74	71
Locations	8	—	—	12	5	5

	Big Sky			Valley			Whitefish

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Condensed Income Statements
Net interest income	$4,678	2,721	2,077	5,998	4,171	3,614	4,290	3,741	3,334
Noninterest income	1,294	750	881	1,990	1,411	1,494	1,157	1,036	988

Total revenues	5,972	3,471	2,958	7,988	5,582	5,108	5,447	4,777	4,322
Provision for loan losses	333	180	191	365	205	155	264	249	90
Goodwill and merger expense	60	—	—	134	—	—	5	—	—
Other noninterest expense	3,004	2,527	2,096	4,412	3,498	2,977	2,572	2,455	2,488
Minority interest	—	—	—	—	—	—	—	—	—

Pretax earnings	2,575	764	671	3,077	1,879	1,976	2,606	2,073	1,744
Income tax expense (benefit)	995	258	231	1,114	657	731	819	622	539

Net income	1,580	506	440	1,963	1,222	1,245	1,787	1,451	1,205

Average Balance Sheet Data
Total assets	$117,542	70,806	53,392	129,514	86,305	77,370	103,264	84,304	72,234
Total loans	85,642	50,491	34,414	91,090	62,813	53,622	61,617	58,591	47,032
Total deposits	68,998	46,981	36,287	108,503	69,864	61,515	62,188	58,036	50,978
Stockholders’ equity	9,121	5,584	5,197	10,772	5,254	6,940	8,879	8,002	8,013
End of Year Balance Sheet Data
Total assets	$168,865	77,111	66,255	165,372	87,791	82,587	121,409	87,125	81,082
Net loans	110,363	57,050	43,850	103,062	62,645	58,924	59,721	60,437	53,663
Total deposits	97,488	49,616	41,034	124,072	76,508	65,095	64,885	60,760	52,775
Performance Ratios
Return on average assets	1.34%	0.71%	0.82%	1.52%	1.42%	1.61%	1.73%	1.72%	1.67%
Return on average equity	17.32%	9.06%	8.47%	18.22%	23.26%	17.94%	20.13%	18.13%	15.04%
Efficiency ratio	50.30%	72.80%	70.86%	55.23%	62.67%	58.28%	47.22%	51.39%	57.57%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	9.53%	9.68%	11.35%	10.02%	12.41%	12.59%	11.65%	13.43%	15.40%
Tier II risk-based capital ratio	10.79%	10.81%	12.58%	11.05%	13.55%	13.57%	12.90%	14.66%	16.50%
Leverage capital ratio	7.10%	8.28%	9.15%	7.22%	8.66%	8.95%	7.06%	9.59%	10.64%
Full time equivalent employees	42	30	24	67	34	42	28	26	26
Locations	3	3	3	6	3	3	2	2	2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other			Consolidated

	2001	2000	1999	2001	2000	1999

Condensed Income Statements
Net interest income	(3,098)	125	234	72,374	41,480	37,084
Noninterest income	153	(22)	(98)	23,252	13,294	12,809

Total revenues	(2,945)	103	136	95,626	54,774	49,893
Provision for loan losses	—	—	—	4,525	1,864	1,723
Goodwill and merger expense	857	242	361	3,674	559	517
Other noninterest expense	1,859	863	709	53,677	30,707	28,528
Minority interest	35	61	51	35	61	51

Pretax earnings	(5,696)	(1,063)	(985)	33,715	21,583	19,074
Income tax expense (benefit)	(2,139)	(321)	(305)	12,026	7,580	6,722

Net income	(3,557)	(742)	(680)	21,689	14,003	12,352

Average Balance Sheet Data
Total assets	(18,495)	(4,327)	2,675	1,946,252	1,007,795	872,322
Total loans	—	—	—	1,278,638	707,357	609,541
Total deposits	(10,190)	(3,497)	(5,658)	1,341,992	675,130	565,702
Stockholders’ equity	6,440	6,267	4,519	160,732	88,468	84,867
End of Year Balance Sheet Data
Total assets	(21,496)	(5,415)	388	2,085,747	1,056,712	974,001
Net loans	—	—	—	1,322,327	733,561	652,208
Total deposits	(17,600)	(5,670)	(3,147)	1,446,064	720,570	644,106
Performance Ratios
Return on average assets				1.11%	1.39%	1.41%
Return on average equity				13.49%	15.83%	14.60%
Efficiency ratio				56.13%	57.20%	58.30%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio				11.81%	12.31%	13.23%
Tier II risk-based capital ratio				13.07%	13.36%	14.30%
Leverage capital ratio				8.21%	8.72%	9.59%
Full time equivalent employees	56	34	28	728	423	434
Locations				51	30	31

Glacier Bank

Total assets increased $5 million, or 1 percent, over the prior year-end. Total net loans ended the year at $317 million. Real estate loans declined $10 million and commercial and consumer loans increased $34 million and $11 million, respectively. Non-performing assets were .43 percent of total loans and the allowance for loan losses was at 2.7 times non-performing assets. Total investments decreased by $39 million. Total deposits increased $52 million, or 18 percent. Net income increased $1 million, or 21 percent, over the prior year. Net interest income increased $3 million, or 16 percent over 2000. Non-interest income increased by $1 million, or 22 percent. The efficiency ratio of 47.14 percent is an improvement from the 2000 ratio of 51.36 and 1999 ratio of 51.67, each of which are below the peer group average. Glacier Bank operates from 11 locations.

First Security Bank of Missoula

Total assets increased $214 million, or 100 percent, over the prior year-end. Net loans increased $161 million, or 90 percent, from December 31, 2000. All loan classifications increased with real estate loans up $84 million, commercial loans up $60 million and consumer loans up $19 million. Non-performing assets as a percentage of loans was 1.25 percent and the allowance for loan losses was at .9 times non-performing assets. Total deposits increased $181 million, or 110 percent. Net income increased $2 million, or 44 percent from 2000. First Security is a high performing bank with return on average assets of 1.83 percent, and return on average equity of 20.81 percent in 2001. Net interest income increased $5 million, or 53 percent, reflecting the asset growth. Non-interest income increased $1 million. The efficiency ratio of 40.15 percent is an improvement from the 2000 ratio of 42.13 and 1999 ratio of 41.28.

Western Security Bank

Western Security Bank was acquired by the Company in February 2001. Through the acquisition, the Company acquired investments of $186 million, $614 million of loans, and $604 million in deposits. At December 31, 2001, Western had $406 million in assets, $229 million in loans, and $237 million in deposits. The sale of five branches, and the transfer of other branches to affiliated banks are the primary reasons for the decline in assets and liabilities. Non-performing assets were 1.69 percent of total loans and the allowance for loan losses was at 1.3 times non-performing assets.

Mountain West Bank

The branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation were the primary reasons for the majority of the increases detailed in the following analysis. Total assets increased $216 million, or 171 percent, over the prior year-end. Total net loans increased $72 million, or 79 percent, over the prior year end. All loan classifications increased with real estate loans up $23 million, commercial loans up $25 million and consumer loans up $25 million. Non-performing assets were .22 percent of total loans and the allowance for loan losses was at 5.8 times non-performing assets. Total investments increased by $107 million, or 507 percent. Total deposits increased $168 million, or 193 percent. Net income decreased $5 thousand, or      .5 percent, over the prior year. Net interest income increased $5 million, or 101 percent over 2000. Non-interest income increased by $2 million. Merger related expenses, goodwill amortization and other increased expenses affected the net earnings for 2001. The efficiency ratio of increased from 71.14 to 79.04 with both years lower than the 1999 ratio of 89.84.

Big Sky Western Bank

Big Sky Western Bank was acquired by the Company in January 1999. Total assets at December 31, 2001 increased $92 million, or 119 percent, over the prior year-end. Net loans increased $53 million, or 93 percent, from December 31, 2000. All loan classifications increased with real estate loans up $13 million, commercial loans up $30 million and consumer loans up $11 million. Non-performing assets as a percentage of loans was .55 percent and the allowance for loan losses was at 3.1 times non-performing assets. Total deposits increased $48 million, or 96 percent. Net income increased $1 million, or 212 percent, from 2000. Net interest income increased $2 million, or 72 percent, reflecting the asset growth. Non-interest income increased $544 thousand, and non-interest expense increased $538 thousand, resulting from increased activity levels. The efficiency ratio of 50.30 percent is a significant improvement from the 2000 ratio of 72.80 and 1999 ratio of 70.86.

Valley Bank of Helena

Total assets at December 31, 2001 increased $78 million, or 88 percent, over the prior year end. Net loans increased $40 million, or 65 percent, from December 31, 2000. All loan classifications increased with real estate loans up $28 million, commercial loans up $6 million and consumer loans up $7 million. Non-performing assets as a percentage of loans was .61 percent, and the allowance for loan losses was at 1.9 times non-performing assets. Total deposits increased $48 million, or 62 percent. Net income increased $741 thousand, or 61 percent, from 2000. Net interest income increased $2 million, or 44 percent, reflecting the asset growth. Non-interest income increased $580 thousand. Non-interest expense increased $1 million. The efficiency ratio of 55.23 percent is an improvement from the 2000 ratio of 62.67 and 1999 ratio of 58.28.

Glacier Bank of Whitefish

Total assets increased $34 million, or 39 percent, over the prior year-end. Net loans decreased $717 thousand, or 1 percent, from December 31, 2000. Commercial loans increased $2 million and real estate and consumer loans declined $664 thousand and $2 million, respectively. Non-performing assets as a percentage of loans was .05 percent and the allowance for loan losses was at 33.5 times non-performing assets. Total deposits increased $4 million, or 7 percent. Net income increased $335 thousand, or 23 percent, over 2000. Net interest income increased $549 thousand, or 15 percent. Non-interest income increased by $121 thousand, or 12 percent. The efficiency ratio of 47.22 percent is an improvement from the 2000 ratio of 51.39 and 1999 ratio of 57.57.

MARKET AREA

The Company’s primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula and Lewis & Clark, Gallatin, and Yellowstone; in Idaho, the Company’s primary market area includes the Kootenai and Blaine counties. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and a branch office in Kalispell, with branches in Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Anaconda (the county seat of Deer Lodge County), and Butte (the county seat of Silver Bow County). First Security’s main office and seven of the branch locations are in Missoula (the county seat of Missoula County) and its ninth branch is in Hamilton. Western Security’s main office and five of its branches are located in Billings (the county seat of Yellowstone County) and two branches are located in Laurel and Lewistown (the county seat of Fergus County). Mountain West has ten offices in Idaho and two in Utah: Coeur d’Alene, Post Falls, Hayden Lake, Nampa, Hailey, Ketchum and three offices in Boise, Idaho and offices in Brigham City and Park City, Utah. Big Sky’s main office is in Bozeman (the county seat of Gallatin County), with a branch in Bozeman and a branch in Big Sky. Valley’s main office and five branch locations are in Helena (the state capital and the county seat of Lewis & Clark County). Whitefish’s main office is located in Whitefish with its one branch in Eureka.

Northwest Montana has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, mining, energy exploration and production, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead Lake, the largest natural freshwater lake west of the Mississippi. Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service. Helena, the county seat of Lewis and Clark County and the state capital, is highly dependent on state and federal government, but also has tourism, trade, transportation, and education contributing to its economy. Bozeman, the home of Montana State University, is the gateway to Yellowstone National Park and the Big Sky ski resort, both of which are very active tourist areas. Bozeman also has a high-tech center and is located on Interstate 90, and has good air service. Billings, the largest city in Montana, is located on Interstate 90 and is the western termination point of Interstate 94, and has very good air service. Agriculture, medical services, transportation, oil related industries and education are the primary economical activities. Coeur d’Alene, located in northern Idaho, is one of the fastest growing areas in the United States. Boise, the state capital, is also growing rapidly, with much of the growth related to high-tech manufacturing.

COMPETITION

Glacier and Whitefish comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 25% of the total deposits in this area. Glacier’s three Butte, Montana offices have approximately 26% of the deposits in Silver Bow County and Glacier’s Anaconda office has 27% of the deposits in Deer Lodge County. First Security has approximately 29% of the total deposits in Missoula County. Western has approximately 14% of the deposits in Yellowstone and Fergus counties combined. In Idaho, Mountain West has approximately 10% of the deposits in Kootenai and Blaine counties, and 2% in Ada county. In Utah, Mountain West has 7% of the deposits in the Box Elder and Summit counties combined. Big Sky has approximately 11% of Gallatin County’s deposits and Valley has approximately 21% of Lewis and Clark County’s total deposits.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY

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

	For the year ended 12-31-01			For the year ended 12-31-00			For the year ended 12-31-99

AVERAGE BALANCE SHEET		Interest	Average		Interest	Average		Interest	Average
(Dollars in Thousands)	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate

ASSETS
Real Estate Loans	$428,999	34,012	7.93%	$230,661	19,557	8.48%	$226,246	17,875	7.90%
Commercial Loans	556,907	48,292	8.67%	312,434	28,784	9.21%	246,810	21,499	8.71%
Consumer and Other Loans	292,732	25,528	8.72%	164,262	14,856	9.04%	136,484	12,367	9.06%

Total Loans	1,278,638	107,832	8.43%	707,357	63,197	8.93%	609,540	51,741	8.49%
Investment Securities	501,927	30,088	5.99%	236,287	15,640	6.62%	202,016	12,978	6.42%

Total Earning Assets	1,780,565	137,920	7.75%	943,644	78,837	8.35%	811,556	64,719	7.97%

Non-Earning Assets	165,687			64,151			60,766

TOTAL ASSETS	$1,946,252			$1,007,795			$872,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$183,399	1,758	0.96%	$96,737	1,068	1.10%	$91,380	1,064	1.16%
Savings Accounts	102,736	1,855	1.81%	44,996	806	1.79%	47,272	843	1.78%
Money Market Accounts	287,150	9,575	3.33%	167,533	7,447	4.45%	134,364	5,304	3.95%
Certificates of Deposit	552,469	29,504	5.34%	230,024	13,353	5.81%	174,368	9,283	5.32%
FHLB Advances	349,023	18,280	5.24%	211,217	13,454	6.37%	173,289	9,460	5.46%
Repurchase Agreements and Other Borrowed Funds	66,658	4,574	6.86%	31,799	1,229	3.86%	31,362	1,681	5.36%

Total Interest Bearing Liabilities	1,541,435	65,546	4.25%	782,306	37,357	4.78%	652,035	27,635	4.24%

Non-interest Bearing Deposits	216,238			135,840			118,318
Other Liabilities	27,847			1,181			17,102

Total Liabilities	1,785,520			919,327			787,455

Common Stock	157			110			99
Paid-In Capital	152,420			95,554			76,696
Retained Earnings	5,929			(2,250)			10,212
Accumulated Other Comprehensive Earnings (Loss)	2,226			(4,946)			(2,140)

Total Stockholders’ Equity	160,732			88,468			84,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,946,252			$1,007,795			$872,322

Net Interest Income		$72,374			$41,480			$37,084

Net Interest Spread			3.49%			3.57%			3.73%
Net Interest Margin on average earning assets(1)			4.06%			4.40%			4.57%
Return on Average Assets(2)			1.11%			1.39%			1.41%
Return on Average Equity(3)			13.49%			15.83%			14.60%

(1)	Without tax effect on non-taxable securities income

(2)	Net income divided by average total assets

(3)	Net income divided by average equity

Rate/Volume Analysis

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense, which are the components of net interest income, are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company’s interest-earning assets and interest-bearing liabilities (“Volume”) and the yields earned and rates paid on such assets and liabilities (“Rate”). The change in interest income and interest expense attributable to changes in both volume and rates has been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,			Years Ended December 31,
	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) due to:			Increase (Decrease) due to:

(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Real Estate Loans	$16,816	$(2,362)	$14,454	$349	$1,333	$1,682
Commercial Loans	22,524	(3,015)	19,509	5,716	1,569	7,285
Consumer and Other Loans	11,619	(947)	10,672	2,517	(28)	2,489
Investment Securities	17,583	(3,135)	14,448	2,202	460	2,662

Total Interest Income	68,542	(9,459)	59,083	10,784	3,334	14,118

Interst Expense
NOW Accounts	957	(267)	690	62	(58)	4
Savings Accounts	1,034	15	1,049	(41)	4	(37)
Money Market Accounts	5,317	(3,189)	2,128	1,309	834	2,143
Certificates of Deposit	18,719	(2,568)	16,151	2,963	1,107	4,070
FHLB Advances	8,778	(3,952)	4,826	2,071	1,923	3,994
Other Borrowings and Repurchase Agreements	1,347	1,998	3,345	23	(475)	(452)

Total Interest Expense	36,152	(7,963)	28,189	6,387	3,335	9,722

Net Interest Income	$32,390	$(1,496)	$30,894	$4,397	$(1)	$4,396

Net interest income increased $30.9 million in 2001 over 2000. The increase was primarily due to increases in volumes. For additional information see section “Management’s Discussion and Analysis”.

INVESTMENT ACTIVITIES

It has generally been the Company’s policy to maintain a liquidity portfolio only slightly above requirements because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management’s judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

There was no trading in the Company’s investment portfolios during 2001. Investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders’ equity. During 2001, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 35% in calculating the tax equivalent yield. Approximately $96 million of the investment portfolio is comprised of tax exempt investments.

For information about the Company’s equity investment in the stock of the FHLB of Seattle, see “Sources of Funds — Advances and Other Borrowings”.

For additional information, see Management’s Discussion & Analysis and footnote 3 to the Consolidated Financial Statements for the year ended December 31, 2001.

LENDING ACTIVITY

General

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. Management’s Discussion & Analysis and footnote 4 of the Consolidated Financial Statements contain more information about the lending portfolio.

Loan Portfolio Composition

The following table summarizes the Company’s loan portfolio:

	At 12/31/01		At 12/31/00		At 12/31/99		At 12/31/98		At 12/31/97
(Dollars in Thousands)
TYPE OF LOAN	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real Estate Loans:
Residential first mortgage loans	$395,417	29.90%	$224,631	30.62%	$219,482	33.65%	$222,018	38.87%	$237,906	45.23%
Loans held for sale	$27,403	2.07%	$7,058	0.96%	$5,896	0.90%	$16,474	2.88%	$9,716	1.85%

Total	$422,820	31.98%	$231,689	31.58%	$225,378	34.55%	$238,492	41.75%	$247,622	47.08%

Commercial Loans:
Real estate	$379,346	28.69%	$198,414	27.05%	$154,155	23.64%	$118,434	20.73%	$73,212	13.92%
Other commercial loans	$241,811	18.29%	$142,519	19.43%	$125,462	19.24%	$97,463	17.06%	$85,693	16.29%

Total	$621,157	46.97%	$340,933	46.48%	$279,617	42.88%	$215,897	37.79%	$158,905	30.21%

Installment and Other Loans:
Consumer loans	$142,875	10.80%	$86,336	11.77%	$87,967	13.49%	$69,726	12.21%	$120,158	22.84%
Home equity loans(1)	$156,140	11.81%	$83,539	11.39%	$66,566	10.21%	$53,325	9.34%	—	—
Outstanding balances on credit cards	—	—	—	—	—	—	$18	—	$3,951	0.75%

Total	$299,015	22.61%	$169,875	23.16%	$154,533	23.70%	$123,069	21.55%	$124,109	23.59%

Net deferred loan fees, premiums and discounts(2)	$(2,011)	-0.15%	$(1,137)	-0.16%	$(598)	-0.10%	$(602)	-0.10%	—	—
Allowance for Losses	$(18,654)	-1.41%	$(7,799)	-1.06%	$(6,722)	-1.03%	$(5,668)	-0.99%	$(4,654)	-0.88%

NET LOANS	$1,322,327	100.00%	$733,561	100.00%	$652,208	100.00%	$571,188	100.00%	$525,982	100.00%

(1)	For periods prior to 1998, included with consumer loans.

(2)	For periods prior to 1998, included with other loans amounts.

Loan Portfolio Maturities or Repricing Term

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2001 was as follows:

(Dollars in Thousands)	Real Estate	Commercial	Consumer	Totals

Variable Rate Maturing or Repricing in:
One year or less	$71,627	194,674	72,019	338,320
One to five years	39,034	167,440	2,609	209,083
Thereafter	51	7,724	—	7,775
Fixed Rate Maturing or Repricing in:
One year or less	107,143	104,951	54,291	266,385
One to five years	127,233	93,518	128,718	349,469
Thereafter	77,732	52,850	41,378	171,960

Totals	$422,820	621,157	299,015	1,342,992

Real Estate Lending

The Banks’ lending activities consist of the origination of both construction and permanent loans on residential and commercial real Estate. The Banks actively solicit mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Banks’ lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or up to 90% of the loan if insured by a private mortgage insurance company. The Banks also provide interim construction financing for single-family dwellings, and make land acquisition and development loans on properties intended for residential use.

Consumer Lending

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 25% of the Banks’ consumer portfolio consists of variable interest rate loans. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

Commercial Loans

The Banks make commercial loans of various types including commercial real estate, operating loans secured by various collateral, and a relatively small amount of unsecured loans. The Company’s credit risk management includes stringent credit policies, regular credit examinations, management review of loans experiencing deterioration of credit quality, individual loan approval limits, and committee approval of larger loan requests. The Company has focused on increasing the mix of loans to include more commercial loans. Commercial lenders at each of the banks are actively seeking new and expanded lending relationships within their markets.

Loan Approval Limits

Individual loan approval limits have been established for each lender based on the loan type and experience of the individual. Each subsidiary bank has a loan committee, consisting of senior lenders and members of senior management, and generally has approval authority up to $500,000. Loans between $500,000 and $2,000,000 ($3,500,000 for Glacier and First Security) go to the individual Bank’s Board of Directors for approval. Loans over these limits up to $5,000,000 are approved by the Executive Loan Committee of the Company’s Board of Directors. The membership of the Executive Loan Committee consists of the bank’s senior loan officers and the Company’s Credit Administrator. Loans greater than $5,000,000 are approved by the Company’s Board of Directors. Under banking laws loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

Loan Purchases and Sales

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole, or in part, to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks’ risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2001, loans serviced for others aggregated approximately $287 million.

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

Non-Performing Loans and Asset Classification

Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording REO is charged to the allowance for loan losses. Any subsequent write-downs are a charge to current expenses.

The following table sets forth information regarding the Banks’ non-performing assets at the dates indicated:

NONPERFORMING ASSETS	At	At	At	At	At
(Dollars in Thousands)	12/31/2001	12/31/00	12/31/99	12/31/1998	12/31/1997

Non-accrual loans:
Mortgage loans	$4,044	$687	$613	$438	$176
Commercial loans	4,568	442	776	1,068	288
Consumer loans	620	25	74	64	156

Total	9,232	1,154	1,463	1,570	620

Accruing Loans 90 days or more overdue:
Mortgage loans	818	576	62	632	416
Commercial loans	376	91	99	385	268
Consumer loans	243	83	104	124	251

Total	1,437	750	265	1,141	935

Troubled debt restructuring:	—	—	—	205	249
Real estate and other assets owned, net	593	291	550	151	228

Total non-performing loans, troubled debt restructurings, and real estate and other assets owned, net	$11,262	$2,195	$2,278	$3,067	$2,032

As a percentage of total assets	0.53%	0.21%	0.23%	0.39%	0.27%

Interest Income(1)	$658	$101	$132	$103	$84

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period. Interest income recognized on non-performing loans for each of the above periods was not significant.

Non-performing assets as a percentage of total assets at December 31, 2001 were      .53 percent versus .21 percent at the same time as last year, which compares to the Peer Group average of .61 percent at September 30, 2001, the most recent information available. The reserve for loan losses was 165 percent of non-performing assets at December 31, 2001, down from 247 percent a year ago. The change in the ratios is a result of the acquired loans in the WesterFed and branch acquisitions and other various factors.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $10,855,000, or 139 percent, to $18,654,000, which is 1.39 percent of total loans outstanding, up from 1.05 percent of loans at December 31, 2000.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company is committed to the early recognition of possible problems and to a strong, conservative allowance. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience, and (iii) allowances based on general economic conditions and other factors in the Company’s individual markets. The specific allowance element is based on a regular analysis of all loans and commitments where credit ratings have fallen below standards. The historical loan loss element is determined by examining loss experience and the related internal gradings of loans charged off. The general economic conditions element is determined by management at the individual subsidiary banks and is based on knowledge of specific economic factors in their markets that might affect the collectibility of loans. It inherently involves a higher degree of uncertainty and considers factors unique to the markets in which the Company operates. Generally these other risk factors have not manifested themselves in the Company’s historical losses/experience to the extent they might currently.

Other risk factors take into consideration such factors as recent loss experience in specific portfolio segments, loan quality trends and loans volumes including concentration, economic, and administrative risk.

The Banks’ charge-off policy is generally consistent with regulatory standards. The Banks typically place loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full, or if the loan is in the legal process of collection. Once a loan has been classified as non-accrual, previously accrued unpaid interest is reversed.

The following table illustrates the loan loss experience:

(Dollars in Thousands)	Years ended December 31,

	2001	2000	1999	1998	1997

Balance at beginning of period	$7,799	6,722	5,668	4,654	4,106
Charge offs:
Residential real estate	(677)	(98)	(44)	(50)	—
Commercial loans	(723)	(450)	(409)	(514)	(162)
Consumer loans	(2,029)	(424)	(433)	(517)	(617)

Total charge offs	$(3,429)	(972)	(886)	(1,081)	(779)

Recoveries:
Residential real estate	33	5	1	—	—
Commercial loans	266	43	110	250	155
Consumer loans	567	137	106	110	120

Total recoveries	$866	185	217	360	275

Chargeoffs, net of recoveries	(2,563)	(787)	(669)	(721)	(504)
Acquisitions(1)	8,893	—	—	—	—
Provision	4,525	1,864	1,723	1,735	1,052

Balance at end of period	$18,654	7,799	6,722	5,668	4,654

Ratio of net charge offs to average loans outstanding during the period	0.20%	0.11%	0.11%	0.13%	0.10%

(1)	Acquisition of WesterFed Financial Corporation and several branches

Allocation of the Allowance for Loan Losses

	2001		2000		1999		1998		1997

		Percent		Percent		Percent		Percent		Percent
		of loans in		of loans in		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category	Allowance	category	Allowance	category

Residential first mortgage and loans held for sale	$2,722	31.5%	1,227	31.2%	1,174	34.2%	1,221	41.3%	1,263	46.7%
Commercial real estate	5,906	28.3%	2,300	26.7%	1,526	23.4%	1,095	20.5%	549	13.8%
Other commercial	6,225	18.0%	2,586	19.2%	2,466	19.0%	1,992	16.9%	1,345	16.1%
Consumer	3,801	22.2%	1,686	22.9%	1,556	23.4%	1,360	21.3%	1,497	23.4%

Totals	$18,654	100.0%	7,799	100.0%	6,722	100.0%	5,668	100.0%	4,654	100.0%

SOURCES OF FUNDS

General

Deposits are the most important source of the Banks’ funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

Management’s Discussion and Analysis section contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of the Banks’ market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

	Certificate	Demand
(Dollars in thousands)	Accounts	Deposits	Totals

Within three months	$53,880	294,843	348,723
Three months to six months	27,774	—	27,774
Seven months to twelve months	30,623	—	30,623
Over twelve months	9,017	—	9,017

Totals	$121,294	294,843	416,137

For additional information, see Management’s Discussion & Analysis and footnote 6 to the Consolidated Financial Statements for the year ended December 31, 2001.

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust as a financing subsidiary. Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company’s capital contribution, the Company owns all of the outstanding common securities of the trust. The purpose of the issuance of the securities was to finance the acquisition of WesterFed Financial Corporation. For additional information regarding the trust preferred securities and the acquisition of WesterFed Financial Corporation, see Notes 9 and 20 to the Consolidated Financial Statements for the year ended December 31, 2001.

Advances and Other Borrowings

As a member of the Federal Home Loan Bank (“FHLB”), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s capital or on the FHLB’s assessment of the institution’s credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members in the FHLB.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Banks have made use of repurchase agreements with various securities dealers. This process involves the “selling” of one or more of the securities in the Banks’ portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid to the dealer for the subject period of time. In addition, although the Banks have offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by the Board of Directors, the Banks enter into repurchase agreements with local municipalities, and large balance customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

	For the year ended December 31,

(Dollars in thousands)	2001	2000	1999

FHLB Advances
Amount outstanding at end of period	$367,295	196,791	208,650
Average balance	$349,023	211,217	173,289
Maximum outstanding at any month-end	$416,222	234,688	232,238
Weighted average interest rate	5.24%	6.37%	5.46%
Repurchase Agreements:
Amount outstanding at end of period	$32,585	24,877	19,766
Average balance	$27,375	19,052	28,605
Maximum outstanding at any month-end	$37,814	24,877	53,791
Weighted average interest rate	2.11%	5.39%	4.51%

For additional information concerning the Company’s advances and repurchase agreements, see footnotes 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 2001.

SUBSIDIARIES

The Company has nine wholly owned operating subsidiaries, Glacier Bank, First Security, Western, Mountain West, Big Sky, Valley, Whitefish, Glacier Trust, and CFI. For information regarding the holding company, as separate from the subsidiaries, see Management’s Discussion & Analysis and footnote 15 to the Consolidated Financial Statements for the year ended December 31, 2001.

Brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products), are available through Raymond James Financial Services, a non-affiliated company. CFI shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

See Item I “Business — Background” on pages 3 and 4 for a detailed discussion and visual representation of the various existing parent/subsidiary relationships.

EMPLOYEES

As of December 31, 2001, the Company employed 807 persons, 642 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, and both a defined contribution pension plan and a 401(k) savings plan and employee stock options. The Company considers its employee relations to be excellent. See Note 12 in the Consolidated Financial Statements for the year ended December 31, 2001 for detailed information regarding pension/savings plan costs and eligibility.

SUPERVISION AND REGULATION

Introduction

Banking is a highly regulated industry. Banking laws and regulations are primarily intended to protect depositors, not shareholders. The following discussion identifies some of the more significant state and federal laws and regulations affecting the banking industry. It is intended to provide a brief summary of these laws and regulations and, therefore, is not complete and is qualified by the statutes and regulations referenced in the discussion.

Bank Holding Company Regulation

General. The Company is a bank holding company because of its ownership of Glacier Bank, First Security Bank of Missoula, Western Security Bank, Mountain West Bank, Big Sky Western Bank, Valley Bank of Helena, and Glacier Bank of Whitefish, all of which are Montana-state chartered commercial banks (with the exception of Mountain West Bank, an Idaho state-chartered bank), and all of which are members of the Federal Reserve (with the exception of Mountain West Bank, a non-Fed member FDIC-insured bank). As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended, which places us under the supervision of the Board of Governors of the Federal Reserve. The Company is required to file annual reports and additional information with the Federal Reserve, and the Company is periodically examined by the Federal Reserve.

In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they: (1) acquire control (i.e., 5% or more) of the voting shares of a bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Control of Nonbanks. With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines that the activities of such company are incidental or closely related to the business of banking.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the Company’s outstanding shares or otherwise obtaining control over the Company.

Transactions with Affiliates

The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management

Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

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

The Subsidiaries

General

With the exception of Mountain West Bank, the Company’s subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce’s Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank is subject to regulation the Idaho Department of Finance and by the FDIC as a state non-member commercial bank. In addition, Mountain West’s two Utah branches are regulated to a limited extent by the Utah Department of Financial Institutions.

The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to insiders— executive officers, directors, principal shareholders, and their related interests. Extensions of credit to insiders must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders. Also, extensions of credit to insiders must not involve more than the normal risk of repayment or present other unfavorable features.

Safety and Soundness Standards. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators specifying the steps that the institution will take to meet the standards. Failure to submit or implement a plan may subject the institution to regulatory actions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Montana “opted-out” of the Interstate Act and prohibited in-state banks from merging with out-of-state banks on or prior to September 30, 2001. After that date, subject to certain conditions, an in-state bank that has been in existence for at least 5 years may merge with an out-of-state bank. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana. Montana law does not authorize the establishment of a branch bank in Montana by an out-of-state bank.

Idaho has enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain “aging” requirements. Branches may not be acquired or opened separately in Idaho by an out-of-state bank, but once an out-of-state bank has acquired a bank within Idaho, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within Idaho.

Utah has enacted “opting in” legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to a five year aging requirement. De novo branching by an out of state bank is generally prohibited; however, once an out of state bank has acquired a Utah branch, that bank may establish additional branches in Utah.

Deposit Insurance

The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. All insured banks are subject to semi-annual deposit insurance premium assessments by the FDIC. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash revenues is dividends received from the Company’s subsidiary Banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.

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

Tier I capital for bank holding companies includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. Except for the most highly rated banks, the minimum leverage ratio is 4%.

Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be “undercapitalized” are subject to certain mandatory supervisory corrective actions.

Financial Services Modernization

The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

The Company does not believe that the act will negatively affect the Company’s operations. However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets it currently serves.

Anti-Terrorism Legislation

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect the Company’s record-keeping and reporting expenses, it does not believe that the Act will have a material adverse effect on its business and operations.

Effects of Government Monetary Policy

The Company’s earnings and growth are affected by general economic conditions, and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on the Company or its subsidiary Banks.

TAXATION

Federal Taxation

The Company files consolidated federal, Montana, Idaho, and Utah income tax returns, using the accrual method of accounting. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 11 in the Consolidated Financial Statements for additional information.

State Taxation

Under Montana and Idaho law, financial institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana. Idaho imposes an 8% tax.

Item 2. Properties

At December 31, 2001, the Company owned 38 of its 51 offices, including its headquarters and other property having an aggregate book value of approximately $40 million, and leased the remaining branches. 8 offices are leased in Montana, 4 offices are leased in Idaho, and 1 office is leased in Utah. The following schedule provides property information for the Company’s operating segments as of December 31, 2001.

	Properties	Properties	Net Book
(dollars in thousands)	Leased	Owned	Value

Glacier	2	9	$8,145
First Security	1	8	6,834
Western	2	6	6,293
Mountain West	5	7	9,597
Big Sky	2	1	4,146
Valley	1	5	3,444
Whitefish	—	2	1,122

	13	38	$39,581

The Company believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

For additional information concerning the Company’s premises and equipment and lease obligations, see Note 5 and 18 to the Consolidated Financial Statements for the year ended December 31, 2001.

Item 3. Legal Proceedings

The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity & Related Stockholder Matters

The Company’s stock trades on the Nasdaq National Market., under the symbol: GBCI. The primary market makers are: D.A. Davidson & Company, Inc.; Piper Jaffray Companies, Inc.; Herzog, Heine, Geduld, Inc.; Sherwood Securities Corporation, Dain Rauscher, Inc.; and Knight Securities LP.

The market range of high and low bid prices for the Company’s common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2001, there were approximately 6,488 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

	2001		2000

Quarter	High	Low	High	Low

First	$16.13	$12.25	$14.82	$11.25
Second	$19.75	$14.50	$14.44	$11.00
Third	$19.20	$17.06	$13.38	$11.00
Fourth	$21.19	$15.78	$13.31	$11.00

The Company paid cash dividends on its common stock of $.60 and $.59 per share for the years ended December 31, 2001 and 2000, respectively.

Unregistered Securities

On September 26, 2001, the Company’s Board of Directors approved the issuance of 33,024 shares of Company common stock, to be issued in exchange for outstanding debentures issued by Big Sky Western Bank with a principal amount of $350,000 (the “Debentures”). The Debentures were scheduled to mature on December 31, 2001, and were convertible into common stock at that time. In connection with the Company’s acquisition of Big Sky on January 20, 1999 (the “Acquisition”), the Company assumed the obligation to deliver shares of Company common stock to those Debenture holders that elect to convert their Debentures into stock upon maturity. Based on the conversion provision in the Debentures and the exchange ratio for the Acquisition, the Debentures were convertible into an aggregate of 27,993 shares of Company common stock at the time of the Acquisition. As adjusted for subsequent stock dividends by the Company, the Debentures were convertible into an aggregate of 33,024 shares of Company common stock.

In issuing the Shares, the Company relied upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended (“1933 Act”). Section 3(a)(9) of the 1933 Act applies when securities are exchanged “by the issuer with its existing securities holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” No commission or other consideration was paid or given, directly or indirectly, for soliciting the conversion of the Debentures. Further, the exchange was available exclusively to existing securities holders.

With respect to the “same issuer” requirement of Section 3(a)(9) of the 1933 Act, the Company recognized that Big Sky issued the Debentures and that the Company was issuing the common stock upon conversion. The Company, however, relied on “no-action positions” taken by SEC Commission Staff with respect to Section 3(a)(9) in which a bank holding company in a reorganization has assumed joint and several responsibility for the due payment of principal and interest of the convertible debt securities of the acquired operating subsidiary and substituted the holding company’s common stock for the operating subsidiary’s common stock as the underlying security for conversion purposes, the bank holding company was allowed to issue its common stock upon conversion of the debt securities, without registration under the 1933 Act.

The Company, with the assistance of legal counsel, confirmed with SEC Staff that the issuance of the Shares in exchange for the Debentures was an exempt transaction under Section 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data

The following financial data of the Company are derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes contained elsewhere in this report

Summary of Operations and Selected Financial Data

	At December 31,

(dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Summary of Financial Condition:
Total assets	$2,085,747	1,056,712	974,001	786,802	748,526
Investment securities	508,578	211,888	209,312	119,087	128,638
Loans receivable, net	1,322,327	733,561	652,208	571,188	526,234
Allowance for loan losses	(18,654)	(7,799)	(6,722)	(5,668)	(4,654)
Intangibles	41,771	6,493	7,035	2,601	1,371
Deposits	1,446,064	720,570	644,106	546,503	487,539
Advances	367,295	196,791	208,650	125,886	147,660
Other borrowed funds and repurchase agreements	32,585	29,529	26,614	18,707	29,960
Stockholders’ equity	176,983	98,113	85,056	84,146	73,537
Equity per common share*	10.49	8.57	7.44	7.85	5.75
Equity as a percentage of total assets	8.49%	9.28%	8.73%	10.69%	9.82%

	Years ended December 31,

(dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Summary of Operations:
Interest income	$137,920	78,837	64,719	58,828	55,612
Interest expense	65,546	37,357	27,635	25,470	24,925

Net interest income	72,374	41,480	37,084	33,358	30,687
Provision for loan losses	4,525	1,864	1,723	1,735	1,052
Non-interest income	23,251	13,294	12,809	13,596	11,057
Non-interest expense	57,385	31,327	29,096	27,170	23,709

Earnings before income taxes	33,715	21,583	19,074	18,049	16,983
Income taxes	12,026	7,580	6,722	6,674	6,246

Net earnings	21,689	14,003	12,352	11,375	10,737

Basic earnings per common share*	1.38	1.22	1.08	1.02	1.00
Diluted earnings per common share*	1.34	1.21	1.07	1.00	0.98
Dividends declared per share*	0.60	0.59	0.58	0.47	0.39

	At or for the years ended December 31,

	2001	2000	1999	1998	1997

Ratios:
Net earnings as a percent of average assets	1.10%	1.39%	1.41%	1.47%	1.50%
average stockholders’ equity	13.49%	15.83%	14.60%	14.43%	15.89%
Dividend payout ratio	43.48%	48.36%	53.70%	46.08%	39.00%
Average equity to average asset ratio	8.26%	8.78%	9.73%	10.22%	9.37%
Net interest margin on average earning assets (tax equivalent)	4.08%	4.48%	4.67%	4.80%	4.74%
Allowance for loan losses as a percent of loans	1.39%	1.05%	1.02%	0.98%	0.88%
Allowance for loan losses as a percent of nonperforming assets	165%	372%	295%	185%	230%

	At or for the years ended December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

Other Data:
Loans originated and purchased	$994,527	570,652	528,325	516,497	341,766
Loans serviced for others	$286,996	146,534	159,451	169,378	156,288
Number of full time equivalent employees	728	423	434	412	368
Number of offices	51	30	31	27	26
Number of shareholders of record	1,645	1,228	1,212	929	772

*	revised for stock splits and dividends

All amounts have been restated to include mergers using the pooling of interests accounting method and includes the impact of purchasing minority interest in Valley Bank in 1998 and two Butte, Montana branches in 1999. 2001 results includes the accounts and operating results of WesterFed from the February 28, 2001 acquisition date.

Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The Company is a Delaware corporation and at December 31, 2001 had six commercial banks located in Montana as subsidiaries: Glacier Bank, Glacier Bank of Whitefish, First Security Bank of Missoula, Valley Bank of Helena, Big Sky Western Bank, and Western Security Bank. Mountain West Bank of Coeur d’Alene, Idaho is its seventh banking subsidiary. The following discussion and analysis includes the effect of the pooling-of-interests mergers with Big Sky Western Bank and Mountain West Bank, during 1999 and 2000, respectively. Prior period information has been restated to include amounts from the Mountain West and Big Sky mergers. The first quarter 2001 acquisitions of WesterFed Financial Corporation and the branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation were accounted for as a purchase, and accordingly the financial information presented includes the assets and results of operations of those locations from the date of purchase. The Company reported earnings of $21,689,000 for the year ended December 31, 2001, or $1.38 basic earnings per share, and $1.34 diluted earnings per share, compared to $14,003,000, or $1.22 basic earnings per share, and $1.21 diluted earnings per share, for the year ended December 31, 2000, and $12,352,000, or $1.08 basic earnings per share and $1.07, diluted earnings per share, for the year ended December 31, 1999. The continued improvement in net income can be primarily attributed to the acquisition of WesterFed, an increase in earning assets, management of net interest margin, and strong non-interest income. The following narrative and tables focus on the significant financial changes that have taken place over the past years and include a discussion of the Company’s financial condition, results of operations, and capital resources.

Financial Condition

The following table summarizes the Company’s major asset and liability components as a percentage of total assets at December 31, 2001, 2000, and 1999.

	December 31,

	2001	2000	1999

Assets:
Cash, and Cash Equivalents, Investment Securities, FHLB and Federal Reserve Stock	30.8%	26.7%	28.6%
Real Estate Loans and Loans Held for Sale	20.1%	21.8%	23.1%
Commercial Loans	29.2%	31.8%	28.7%
Consumer Loans	14.1%	15.9%	15.9%
Other Assets	5.8%	3.8%	3.7%

	100.0%	100.0%	100.0%

Liabilities and Stockholder’s Equity:
Deposit Accounts	69.3%	68.2%	66.1%
FHLB Advances	17.6%	18.6%	21.4%
Other Borrowings and Repurchase Agreements	3.3%	2.8%	2.7%
Other Liabilities	1.3%	1.1%	1.1%
Stockholders’ Equity	8.5%	9.3%	8.7%

	100.0%	100.0%	100.0%

Effect of inflation and changing prices

Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of a financial institution are monetary in nature; therefore, interest rates generally have a more significant impact on a company’s performance than does the effect of inflation.

GAP analysis

The following table gives a description of our GAP position for various time periods. As of December 31, 2001, we had a negative GAP position at six and twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 13.90% which compares to a negative 19.01% at December 31, 2000 and a negative 24.22% at December 31, 1999. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. Using this analysis to join GAP information with earnings data produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

	Projected maturity or repricing

	0-6	6-12	1 - 5	More than
(dollars in thousands)	Months	Months	years	5 years	Total

Assets:
Interest bearing deposits	$23,970	—	—	—	23,970
Investment securities	9,885	2,515	18,066	127,570	158,036
Mortgage-backed securities	48,018	42,350	165,571	94,603	350,542
Floating rate loans	293,191	45,129	209,083	7,775	555,178
Fixed rate loans	158,678	107,707	349,469	171,960	787,814
FHLB stock and FRB stock	30,744	—	—	6,263	37,007

Total interest bearing assets	$564,486	197,701	742,189	408,171	1,912,547

Liabilities:
Interest-bearing deposits	646,416	149,026	92,656	323,648	1,211,746
FHLB advances	124,182	75,086	148,537	19,490	367,295
Other borrowed funds and repurchase agreements	33,271	—	—	374	33,645

Total interest bearing liabilities	$803,869	224,112	241,193	343,512	1,612,686

Repricing gap	$(239,383)	(26,411)	500,996	64,659	299,861
Cumulative repricing gap	$(239,383)	(265,794)	235,202	299,861
Cumulative gap as a % of total assets	-12.52%	-13.90%	12.30%	15.68%
Gap Earnings Sensitivity (1)		$(1,621)
Gap Earnings Sensitivity Ratio (2)		-7.48%

(1)	Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1% of (-$265,794 + $103,660))

(2)	Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $21,689. A 1% increase in interest rates has this estimated percentage decrease effect on annual income.

This table estimates the repricing maturities of the Company’s assets and liabilities, based upon the Company’s assessment of the repricing characteristics of the various instruments. Interest-bearing checking and regular savings are included in the more than 5 years category. Money market balances are included in the less than 6 months category. Mortgage-backed securities are at the anticipated principal payments based on the weighted-average-life.

Interest Rate Spread

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. The interest spread for 2001 was lower than the prior year. The net interest margin decreased in 2001 to 4.08% from 4.48%, primarily the result of the acquired assets having a smaller spread on assets as compared to the previous asset base, and the impact of eleven short-term interest rate reductions totaling 4.75% on earning assets.

	December 31, [1]

	2001	2000	1999

Combined weighted average yield on loans and investments [2]	7.80%	8.51%	7.97%
Combined weighted average rate paid on savings deposits and borrowings	4.27%	4.89%	4.24%
Net interest spread	3.53%	3.62%	3.73%
Net interest margin [3]	4.08%	4.48%	4.67%

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

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven subsidiaries are members of the Federal Home Loan Bank of Seattle. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. During 2001, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

The Company has outstanding debt maturities and commitments, the largest of which are the advances from the Federal Home Loan Bank. See footnote 7 for the maturity schedule of the advances.

The acquisition of WesterFed and earnings retention resulted in an increase in stockholders’ equity at December 31, 2001 to $176,983,000, or 8.5% of assets, which compares with $98,113,000, or 9.3% of assets at December 31, 2000. The stockholders’ equity ratio remains well above required regulatory levels, and near the average of the Company’s peers, providing flexibility in asset management.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/liability committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2001 and 2000 as compared to the 10% Board approved policy limit.

+200 bp	2001	2000

Estimated sensitivity	-3.20%	-2.75%
Estimated decrease in net interest income	$(2,316)	(1,141)
-200 bp
Estimated sensitivity	0.77%	1.73%
Estimated increase in net interest income	$557	718

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

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses and risk related to asset quality, see Note 4 in the Consolidated Financial Statements for the year ended December 31, 2001; “Lending Activity”, included in Part I, Item 1; and, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Provision for Loan Losses”.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Year Ended December 31, 2001 Compared to December 31, 2000

Financial Condition

The acquisition of WesterFed and branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation were the primary reasons for the increases detailed in the following discussion.

Total assets increased $1,029,035,000, or 97.4% over the December 31, 2000 asset level. Total loans outstanding increased 80.9%, or $599,620,000, with the largest increase occurring in residential real estate loans and loans held for sale classification which increased $190,781,000, or 82.5%. The increase in loans from the WesterFed and branch acquisitions was approximately $629,000,000 of which $272,000,000 was in residential real estate loans. With the decline in interest rates during 2001 a large number of real estate loans were refinanced which combined with the Company strategy of selling long term real estate loans as they are originated has resulted in a net reduction in real estate loans outstanding. Commercial loans increased $279,742,000 or 82.2%. Consumer loans increased $129,097,000, or 76.0%. Investment securities increased $296,690,000, or 140.0%.

Total liabilities increased $950,166,000, or 99.1%, with non-interest bearing deposits up $93,111,000, or 65.9%, and interest bearing deposits up $632,383,000, or 109.2%. Without the effect of acquisitions deposits increased approximately $12,000,000. Federal Home Loan Bank advances increased $170,504,000, or 86.6% and securities sold under repurchase agreements and other borrowed funds were up $4,116,000, or 13.9%, primarily due to the acquisitions. The Company issued $35,000,000 in capital trust preferred securities during 2001 to fund the WesterFed and branch purchases.

Total stockholders’ equity increased $78,870,000, or 80.4%, the result of the WesterFed acquisition and earnings retention, and $1,489,000 net increase from the unrealized gain on securities available-for-sale.

Results of Operations

Interest Income — Interest income was $137,920,000 compared to $78,837,000 for the years ended December 31, 2001 and 2000, respectively, a $59,083,000, or 74.9% increase. The weighted average yield on the loan and investment portfolios decreased from 8.51% to 7.80%, the result of lower rate assets acquired, and the large decline in interest rates in 2001.

Interest Expense — Interest expense was $65,546,000 for the year ended December 31, 2001, up from $37,357,000 in 2000, a $28,189,000, or 75.46%, increase. Included in interest rate expense in 2001 is $3,313,000 from the $35,000,000 trust preferred securities issued in January of 2001. The proceeds were used to fund the acquisitions described above. The cost of interest bearing liabilities decreased from 4.9% in 2000 to 4.3% in 2001.

Net Interest Income — Net interest income was $72,374,000 compared to $41,480,000 in 2000, an increase of $30,894,000, or 74.5%, the net result of the items discussed in the above paragraphs.

Provision for Loan Losses — The provision for loan losses was $4,525,000 for 2001, up from $1,864,000 for 2000. Total loans charged off, net of recoveries, were $2,563,000 in 2001, up from the $787,000 experienced in 2000. The allowance for loan losses balance was $18,654,000 at year end 2001, up from $7,799,000 at year end 2000, an increase of $10,855,000. At December 31, 2001, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $11,275,000 or .53% of total assets; compared to $2,097,000 or .20% of total assets at December 31, 2000. The peer group average, according to the Federal Reserve Bank Performance Report as of September 30, 2001, the most recent information available, for banking companies similar to our size was .61% of total assets. The allowance for loan losses was 165% of non-performing assets at December 31, 2001, down from 247% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.39% from 1.06 % at the 2001 and 2000 year ends. The allowance for losses has increased primarily because of the WesterFed acquisition and the changing mix of loans from residential real estate to more commercial and consumer loans which historically have greater credit risk along with higher loan rates.

Non-interest income — Total non-interest income of $23,251,000 was up $9,957,000, or 74.9% from 2000. Loan fees and charges were $2,141,000 higher than the prior year, a result of increased real estate lending due to the decrease in interest rates in 2001. Increased volumes in deposit accounts resulted in an increase in fee income of $4,451,000 from service charges and other fees. Other income, which includes $511,000 from our gain on sale of the Glacier Bank Cutbank office, was up $1,269,000. The gain on sale of investments was $64,000 in 2001, up from $51,000 in 2000.

Non-interest expense — Total non-interest expense increased from $31,327,000 to $57,385,000 an increase of $26,058,000, or 83.2%. Compensation, employee benefits, and related expenses increased $11,727,000, or 72.3% from 2000 resulting from additional branch and data center staffing, increased activity volumes, and other normal increases. Occupancy and equipment expense increased $3,849,000, or 79.7% from 2000, the result of bringing more data processing functions in-house, the substantial investment in enhanced technology for transaction imaging and internet banking, and additional expenses from the acquisitions. Outsourced data processing and other expenses were up $1,283,000, or 97.7%, which includes increased charges at Mountain West Bank as that bank used an outside provider, and five months of service fees for Western Security Bank prior to conversion to our in-house data system. The minority interest in subsidiaries decreased $26,000, due to the purchase of the minority interest and subsequent merger of the Eureka Bank into Whitefish. Other expenses increased $4,785,000, or 57.3%, due to increased activity from the acquisitions. Included in non-interest expense is $1,975,000 of merger expense related to the WesterFed and branch acquisitions.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 60.0% in 2001, up from 57.2% in 2000, which compares favorably with similar sized bank holding companies nationally which average approximately 63%.

Management’s Discussion and Analysis of Financial Condition
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

Total stockholders’ equity increased $13,057,000, or 15.4%, the result of earnings retention, and $5,689,000 net increase from the unrealized gain (loss) on the securities available-for-sale.

Results of Operations

Interest Income — Interest income was $78,837,000 compared to $64,719,000 for the years ended December 31, 2000 and 1999, respectively, a $14,118,000, or 21.8% increase. The weighted average yield on the loan and investment portfolios increased from 7.97% to 8.51%, the results of higher interest rates, increased volumes in loans, and the continued change in loan mix from real estate loans to higher yielding commercial and consumer loans.

Interest Expense — Interest expense was $37,357,000 for the year ended December 31, 2000, up from $27,635,000 in 1999, a $9,722,000, or 35.2%, increase. The increase is due to higher interest rates and larger balances during the year in interest bearing deposits and FHLB advances. Repurchase agreements and other borrowed funds and related interest expense increased during 2000. The increased interest expense resulting from the higher balances, and rates, in interest bearing liabilities was partially offset by the increase in non-interest bearing deposits. The cost of interest bearing liabilities increased from 4.2% in 1999 to 4.9% in 2000.

Net Interest Income — Net interest income was $41,480,000 compared to $37,084,000 in 1999, an increase of $4,396,000, or 11.9%, the net result of the items discussed in the above paragraphs.

Provision for Loan Losses — The provision for loan losses was $1,864,000 for 2000, up slightly from $1,723,000 for 1999. Total loans charged off, net of recoveries, were $787,000 in 2000, up from the $669,000 experienced in 1999. The allowance for loan losses balance was $7,799,000 at year end 2000, up from $6,722,000 at year end 1999, an increase of $1,077,000. At December 31, 2000, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $2,097,000 or .20% of total assets; compared to $2,278,000 or .23% of total assets at December 31, 1999. The allowance for loan losses was 372% of non-performing assets at December 31, 2000, up from 295% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.06% from 1.02 % at the 2000 and 1999 year ends. The allowance for losses has increased primarily because of the changing mix of loans from residential real estate to more commercial and consumer loans which historically have greater credit risk along with higher loan rates.

Non-interest income — Total non-interest income of $13,294,000 was up $485,000, or 3.8% from 1999. Loan fees and charges were $164,000 below the prior year, due mostly to a slowdown in real estate loan origination and sale activity resulting from higher mortgage rates in 2000. Increased volumes in deposit accounts resulted in an increase in fee income of $1,423,000 from service charges and other fees. Other income was up $257,000, most of which was from the sale of two small branches in 2000. The gain on sale of investments was $51,000 in 2000, up from $23,000 in 1999.

Non-interest expense — Total non-interest expense increased from $29,096,000 to $31,327,000 an increase of $2,231,000, or 7.7%. Compensation, employee benefits, and related expenses increased $1,657,000, or 11.4% from 1999 resulting from additional branch and data center staffing, increased activity volumes, and other normal increases. Occupancy and equipment expense increased $658,000, or 15.8% from 1999, the result of bringing more data processing functions in-house, the substantial investment in enhanced technology for transaction imaging and internet banking, and additional expenses from the new branch offices. Data processing and other expenses were up $98,000, or 8.1%. The other category of expense is the minority interest in subsidiaries which increased $10,000.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 57.2% in 2000, down from 58.3% in 1999, which compares favorably with similar sized bank holding companies nationally which average approximately 63.5%.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/liability committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential loner-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance lever for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2001 and 2000 as compared to the 10% Board approved policy limit.

+200 bp	2001	2000

Estimated sensitivity	-3.20%	-2.75%
Estimated decrease in net interest income	$(2,316)	(1,141)
-200 bp
Estimated sensitivity	0.77%	1.73%
Estimated increase in net interest income	$557	718

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

Independent Auditors’ Report

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Billings, Montana
February 1, 2002

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

	December 31,

(dollars in thousands, except per share data)	2001	2000

Assets:
Cash on hand and in banks	$73,456	41,456
Interest bearing cash deposits	23,970	10,330

Cash and cash equivalents	97,426	51,786
Investment securities, available-for-sale	508,578	211,888
Loans receivable, net	1,294,924	726,503
Loans held for sale	27,403	7,058
Premises and equipment, net	50,566	25,016
Real estate and other assets owned, net	593	291
Federal Home Loan Bank of Seattle stock, at cost	32,822	16,436
Federal Reserve Bank stock, at cost	4,185	1,662
Accrued interest receivable	12,409	6,637
Core deposit intangible, net of accumulated amortization of $1,575 and $250 at December 31, 2001, and 2000, respectively	8,261	1,547
Goodwill, net of accumulated amortization of $3,005 and $1,306 at December 31, 2001, and 2000, respectively	33,510	4,946
Other assets	15,070	2,942

	$2,085,747	1,056,712

Liabilities:
Deposits — non-interest bearing	$234,318	141,207
Deposits — interest bearing	1,211,746	579,363
Advances from Federal Home Loan Bank of Seattle	367,295	196,791
Securities sold under agreements to repurchase	32,585	24,877
Other borrowed funds	1,060	4,652
Accrued interest payable	9,179	4,591
Current income taxes	95	17
Deferred tax liability	1,780	578
Trust preferred securities	35,000	—
Minority interest	—	338
Other liabilities	15,706	6,185

Total liabilities	1,908,764	958,599
Stockholders’ equity:
Preferred shares, 1,000,000 shares authorized None outstanding at December 31, 2001 and 2000	—	—
Common stock, $01 par value per share 50,000,000 shares authorized, 16,874,422 and 11,447,150 issued and outstanding at December 31, 2001 and 2000, respectively	169	114
Paid-in capital	167,371	101,828
Retained earnings (accumulated deficit) — substantially restricted	7,687	(4,087)
Accumulated other comprehensive income	1,756	258

Total stockholders’ equity	176,983	98,113

	$2,085,747	1,056,712

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Operations

	Years ended December 31,

(dollars in thousands, except per share data)	2001	2000	1999

Interest Income:
Real estate loans	$34,012	19,557	17,875
Commercial loans	48,292	28,784	21,499
Consumer and other loans	25,528	14,856	12,367
Investment securities and other	30,088	15,640	12,978

Total Interest Income	137,920	78,837	64,719

Interest Expense:
Deposits	42,692	22,674	16,494
FHLB Advances	18,280	13,454	9,460
Securities sold under agreements to repurchase	1,014	949	1,318
Trust preferred securities	3,313	—	—
Other borrowed funds	247	280	363

Total Interest Expense	65,546	37,357	27,635

Net Interest Income	72,374	41,480	37,084
Provision for loan losses	4,525	1,864	1,723

Net Interest Income After Provision For Loan Losses	67,849	39,616	35,361
Non-Interest Income:
Service charges and other fees	12,290	7,839	6,416
Miscellaneous loan fees and charges	4,058	1,917	2,081
Gain on sale of loans	4,132	2,049	3,108
Gain on sale of investments, net	64	51	23
Other income	2,707	1,438	1,181

Total Non-Interest Income	23,251	13,294	12,809

Non-Interest Expense:
Compensation, employee benefits and related expenses	27,941	16,214	14,557
Occupancy and equipment expense	8,679	4,830	4,172
Data processing expense	2,596	1,313	1,215
Core deposit intangibles amortization	1,325	199	50
Goodwill amortization	1,699	360	253
Merger expense	1,975	—	197
Other expense	13,135	8,350	8,601
Minority interest	35	61	51

Total Non-Interest Expense	57,385	31,327	29,096

Earnings before income taxes	33,715	21,583	19,074
Federal and state income tax expense	12,026	7,580	6,722

Net Earnings	$21,689	14,003	12,352

Basic earnings per share	$1.38	1.22	1.08
Diluted earnings per share	$1.34	1.21	1.07

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2001, 2000, and 1999

				Retained
				earnings
				(accumulated	Accumulated
	Common Stock			deficit)	comprehensive	Total
			Paid-in	substantially	income	stockholder's
(Dollars in thousands, except per share data)	Shares	Amount	capital	restricted	(loss)	equity

Balance at December 31, 1998	9,344,093	$93	66,180	16,700	1,173	84,146
Comprehensive income:
Net earnings	—	—	—	12,352	—	12,352
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(6,604)	(6,604)

Total comprehensive income	—	—	—	—	—	5,748

Cash dividends declared ($64 per share)	—	—	—	(6,076)	—	(6,076)
Stock options exercised	113,049	1	1,091	—	—	1,092
Tax benefit from stock related compensation	—	—	240	—	—	240
10% stock dividend	936,899	10	19,876	(19,905)	—	(19)
Fiscal year conforming adjustment	—	—	—	(75)	—	(75)

Balance at December 31, 1999	10,394,041	$104	87,387	2,996	(5,431)	85,056
Comprehensive income:
Net earnings	—	—	—	14,003	—	14,003
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	5,689	5,689

Total comprehensive income	—	—	—	—	—	19,692

Cash dividends declared ($59 per share)	—	—	—	(6,752)	—	(6,752)
Stock options exercised	14,161	—	134	—	—	134
Tax benefit from stock related compensation	—	—	16	—	—	16
10% stock dividend	1,039,608	10	14,302	(14,334)		(22)
Dissenting Mountain West shareholders	(660)	—	(11)	—	—	(11)

Balance at December 31, 2000	11,447,150	$114	101,828	(4,087)	258	98,113
Comprehensive income:
Net earnings	—	—	—	21,689	—	21,689
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,498	1,498

Total comprehensive income	—	—	—	—	—	23,187

Cash dividends declared ($60 per share)	—	—	—	(9,915)	—	(9,915)
Stock options exercised	864,571	9	6,755	—	—	6,764
Tax benefit from stock related compensation	—	—	2,778	—	—	2,778
Conversion of debentures	32,239	1	341	—		342
Stock issued in connection with merger of WesterFed Financial Corporation	4,530,462	45	55,669	—	—	55,714

Balance at December 31, 2001	16,874,422	$169	167,371	7,687	1,756	176,983

	Year ended December 31,

	2001	2000	1999

Disclosure of reclassification amount:
Unrealized and realized holding gains (losses) arising during the year	$2,528	9,449	(10,883)
Transfer from held to maturity	—	—	288
Tax (expense) benefit	(991)	(3,725)	4,007

Net after tax	1,537	5,724	(6,588)

Reclassification adjustment for net gains included in net income	(64)	(51)	(23)
Tax expense	25	16	7

Net after tax	(39)	(35)	(16)

Net change in unrealized gain (loss) on available-for-sale securities	$1,498	5,689	(6,604)

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,

(dollars in thousands)	2001	2000	1999

OPERATING ACTIVITIES:
Net earnings	$21,689	14,003	12,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Mortgage loans held for sale originated or acquired	(293,354)	(103,284)	(143,313)
Proceeds from sales of mortgage loans held for sale	255,671	102,122	158,204
Provision for loan losses	4,525	1,864	1,723
Depreciation of premises and equipment	3,837	2,315	1,883
Amortization of goodwill and core deposit intangible	3,024	559	303
Gain on sale of investments, net	(64)	(51)	(23)
Gain on sale of loans	(4,132)	(2,049)	(3,108)
Amortization of investment securities premiums and discounts, net	3,268	162	196
FHLB stock dividends	(1,990)	(1,022)	(1,038)
Gain on sale of branches	(511)	(198)	—
Deferred tax expense (benefit)	593	(139)	(207)
Net (increase) decrease in accrued interest receivable	485	(1,026)	(867)
Net (decrease) increase in accrued interest payable	(3,462)	1,874	394
Net (decrease) increase in current income taxes	1,077	(75)	475
Net (increase) decrease in other assets	(7,706)	(15)	(318)
Net decrease in other liabilities and minority interest	(10,934)	(107)	(683)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(27,984)	14,933	25,973

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investment securities available-for-sale	183,752	34,042	38,279
Purchases of investment securities available-for-sale	(295,498)	(27,335)	(142,852)
Proceeds from maturities and prepayments of investment securities held-to-maturity	—	—	841
Purchases of investment securities held-to-maturity	—	—	12,057
Principal collected on installment and commercial loans	433,639	231,674	169,429
Installment and commercial loans originated or acquired	(471,819)	(311,590)	(279,378)
Principal collections on mortgage loans	308,530	128,714	98,397
Mortgage loans originated or acquired	(192,668)	(132,464)	(94,838)
Net purchase of FHLB and FRB stock	(3,857)	(475)	(1,788)
Acquisition of WesterFed Financial Corporation and several branches	109,042	—	—
Net payments for sale of branches	(53,131)	(901)	—
Net disposal (addition) of premises and equipment	984	(3,307)	(5,799)
Acquisition of minority interest	(251)	—	—
Acquisition of branch deposits	—	—	(4,739)

NET CASH USED IN INVESTING ACTIVITIES	18,723	(81,642)	(210,391)

FINANCING ACTIVITIES:
Net increase in deposits	18,549	81,878	99,263
Net increase (decrease) in FHLB advances and other borrowed funds	1,876	(14,055)	87,971
Net (decrease) increase in securities sold under repurchase agreements	(143)	5,111	2,527
Proceeds from issuance of trust preferred securities	35,000	—	—
Conversion of debentures	(8)	—	—
Cash dividends paid	(9,915)	(6,905)	(5,923)
Proceeds from exercise of stock options and other stock issued	9,542	101	1,073

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,901	66,130	184,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,640	(579)	493
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,786	52,365	51,872

CASH AND CASH EQUIVALENTS AT END OF YEAR	$97,426	51,786	52,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$68,545	35,483	27,241
Cash paid during the year for income taxes	$8,243	7,794	6,247

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

(a) General

Glacier Bancorp, Inc. (the “Company”), a Delaware corporation organized in 1990, is a multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho and Utah through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

The accounting and consolidated financial statement reporting policies of the Company conform with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowance for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its nine wholly owned operating subsidiaries, Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Mountain West Bank in Idaho, (“Mountain West”), Big Sky Western Bank, (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), Glacier Capital Trust I (“Glacier Trust”), and Community First, Inc. (“CFI”). All significant inter-company transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock of each of the subsidiaries.

Big Sky was acquired on January 20, 1999 and Mountain West was acquired February 4, 2000. The pooling of interests method of accounting was used for the merger transactions with Big Sky and Mountain West. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented. Western was acquired on February 28, 2001 through the purchase of WesterFed Financial Corporation, its parent company. The WesterFed acquisition was accounted for using the purchase method of accounting. Accordingly, the financial information presented includes the operations of Western since the date of acquisition. See footnotes 19 and 20 for additional information related to these transactions.

On July 31, 2001, Glacier Bank of Eureka was merged into Whitefish and the minority interest of both banks was redeemed.

The Company formed Glacier Trust I (“Glacier Trust”) as a financing subsidiary on December 18, 2000. See footnote 9 for additional information related to Glacier Trust.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

1. Summary of Significant Accounting Policies . . . continued

(d) Investment Securities

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders’ equity.

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

(g) Allowance for Loan Losses

Management’s periodic evaluation of the adequacy of the allowance is based on factors such as the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

The Company also provides an allowance for losses on impaired loans. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan’s original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such cases, impairment is measured by

1. Summary of Significant Accounting Policies . . . continued

determining the current value of the collateral, reduced by anticipated selling costs. The Company recognizes interest income on impaired loans only to the extent the cash payments are received.

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

(k) Goodwill

The excess of purchase price over the fair value of net assets from acquisitions (“Goodwill”) is being amortized using the straight-line method over periods of primarily 5 to 25 years. The Company assesses the recoverability of Goodwill by determining whether the unamortized balance related to an acquisition can be recovered through undiscounted future cash flows over the remaining amortization period. As of December 31, 2001 and 2000, the carrying value of goodwill was $33,510,000 and $4,946,000, respectively.

(l) Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. Core deposit intangibles are reviewed for impairment whenever events or circumstances indicate the carrying amount of the intangible may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows is less than the carrying amount of the intangible. If impaired, an impairment loss is recognized to reduce the carrying value of the intangible to its fair value. As of December 31, 2001 and 2000, the carrying value of core deposit intangibles was $8,261,000 and $1,547,000, respectively.

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

1. Summary of Significant Accounting Policies . . . continued

(o) Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2001 and 2000 there were no assets that were considered impaired.

(p) Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Loan servicing rights are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Loan servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.

As of December 31, 2001 and 2000 the carrying value of servicing rights was approximately $2,200,000 and $984,000, respectively. Amortization expense of $290,000, $85,000, and $175,000 was recognized in the years ended December 31, 2001, 2000, and 1999, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of net servicing income. There was no impairment of carrying value at December 31, 2001 or 2000. At December 31, 2001, the fair value of mortgage servicing rights was approximately $4,104,000.

(q) Earnings Per Share

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

(r) Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(s) Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. However, goodwill recognized in connection with a branch acquisition will continue to be subject to provisions of Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make

1. Summary of Significant Accounting Policies . . . continued

any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (March 31,2002). In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption (June 30, 2002) to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption (January 1, 2002). This second step is required to be completed as soon as possible, but no later than the end of the year of adoption (December 31, 2002). Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $33,510,000 of which $19,496,000 will continue to be amortized in accordance with the provisions of Statement 72. Amortization expense related to goodwill was $1,699,000 and $360,000 for the years ended December 31, 2001 and 2000, respectively. Amortization expense related to core deposit amortization was $1,325,000 and $199,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, except that upon adoption the Company does not anticipate any significant adjustments to the useful lives or residual values of its intangible assets.

In September 2000, the FASB issued Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125. Statement 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of Statement 125’s provisions without change. Statement 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

In October of 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of Statement 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of Statement 144 and will be treated in accordance with the accounting standards established

1. Summary of Significant Accounting Policies . . . continued

in Statement 142. According to Statement 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The provisions of statement 144 are effective for fiscal years beginning after December 15, 2001. Management does not expect adoption to have a material impact on the consolidated financial statements of the Company.

Effective January 1, 1999, the Company adopted the provisions of Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement 133 establishes accounting and reporting standards that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of Statement 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the January 1, 1999 consolidated statement of financial condition of this reclassification of all the Company’s held-to-maturity securities, with an amortized cost of approximately $8,272,000, was an increase in total assets of $288,000, deferred tax liabilities of $98,000 and unrealized gains on securities available-for-sale of $190,000.

(t) Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2. Cash on Hand and in Banks

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2001 was $15,930,000.

3. Investment Securities, Available for Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows:

December 31, 2001

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
Dollars in thousands	Yield	Cost	Gains	Losses	Value

US Government and Federal Agencies
maturing after ten years	2.77%	$1,330	12	(3)	1,339

	2.77%	1,330	12	(3)	1,339

State and Local Governments and other issues:
maturing within one year	3.25%	4,639	28	—	4,667
maturing one year through five years	5.36%	13,774	291	(65)	14,000
maturing five years through ten years	5.50%	2,349	57	(6)	2,400
maturing after ten years	5.81%	135,789	1,563	(1,722)	135,630

	5.67%	156,551	1,939	(1,793)	156,697

Mortgage-Backed Securities	6.08%	129,322	1,868	(126)	131,064
Real Estate Mortgage Investment Conduits	6.11%	218,470	2,941	(1,933)	219,478

Total Investment Securities, Available for Sale	5.96%	$505,673	6,760	(3,855)	508,578

3. Investment Securities, Available for Sale...Continued

December 31, 2000

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
Dollars in thousands	Yield	Cost	Gains	Losses	Value

US Government and Federal Agencies
maturing within one year	5.05%	$500	—	(3)	497
maturing one year through five years	6.33%	4,975	5	(25)	4,955
maturing five years through ten years	6.92%	3,050	24	(11)	3,063
maturing after ten years	7.20%	1,070	—	(12)	1,058

	6.55%	9,595	29	(51)	9,573

State and Local Governments and other issues:
maturing within one year	5.47%	600	1	(19)	582
maturing one year through five years	5.17%	1,635	41	(1)	1,675
maturing five years through ten years	7.53%	4,047	34	(99)	3,982
maturing after ten years	5.50%	54,561	1,612	(570)	55,603

	5.63%	60,843	1,688	(689)	61,842

Mortgage-Backed Securities	6.79%	39,374	268	(157)	39,485
Real Estate Mortgage Investment Conduits	6.94%	101,635	396	(1,043)	100,988

Total Investment Securities, Available for Sale	6.52%	$211,447	2,381	(1,940)	211,888

The book value of investment securities is as follows at:

December 31,
(dollars in thousands)	1999

US Government and Federal Agencies	$12,846
State and Local Governments and Other Issues	52,517
Mortgage-Backed Securities	44,528
Real Estate Mortgage Investment Conduits	108,374

$218,265

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal.

Gross proceeds from sales of investment securities for the years ended December 31, 2001, 2000, and 1999 were approximately $86,311,000, $19,253,000 and $10,770,000 respectively, resulting in gross gains of approximately $71,000, $127,000 and $72,000 and gross losses of approximately $7,000, $76,000 and $49,000, respectively.

At December 31, 2001, the Company had investment securities with carrying values of approximately $76,552,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC.

4. Loans Receivable, Net and Loans Held for Sale

The following is a summary of loans receivable, net and loans held for sale at:

	December 31,

(dollars in thousands)	2001	2000

Residential first mortgage	$395,417	224,631
Loans held for sale	27,403	7,058
Commercial real estate	379,346	198,414
Commercial	241,811	142,519
Consumer	142,875	86,336
Home equity	156,140	83,539

	1,342,992	742,497
Net deferred loan fees, premiums and discounts	(2,011)	(1,137)
Allowance for loan losses	(18,654)	(7,799)

	$1,322,327	733,561

The following is a summary of activity in allowance for losses on loans:

	Years ended December 31,

(dollars in thousands)	2001	2000	1999

Balance, beginning of period	$7,799	6,722	5,668
Acquisitions	8,893	—	—
Net charge offs	(2,563)	(787)	(669)
Provision	4,525	1,864	1,723

Balance, end of period	$18,654	7,799	6,722

The following is the allocation of allowance for loan losses and percent of loans in each category at:

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		of loans in		of loans in
(dollars in thousands)	Amount	category	Amount	category

Residential first mortgage and loans held for sale	$2,722	31.5%	$1,227	31.2%
Commercial real estate	5,906	28.3%	2,300	26.7%
Other commercial	6,225	18.0%	2,586	19.2%
Consumer loans	2,132	10.6%	983	11.6%
Home equity	1,669	11.6%	703	11.3%

	$18,654	100.0%	$7,799	100.0%

Substantially all of the Company’s loans receivable are with customers within the Company’s market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their contracts is dependent upon the economic performance in the Company’s market areas. At December 31, 2001, no individual borrower had outstanding loans or commitments exceeding 10% of the Company’s consolidated stockholders’ equity.

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2001, 2000, and 1999 were approximately $9,232,000, $1,154,000, and $1,463,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999 was approximately $7,842,000,

4. Loans Receivable, Net and Loans Held for Sale . . . continued

$1,309,000, and $1,517,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $658,000, $101,000, and $132,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001, 2000, and 1999 was not significant.

The weighted average interest rate on loans was 8.37% and 8.91% at December 31, 2001 and 2000, respectively.

At December 31, 2001, 2000 and 1999 loans sold and serviced for others were $286,996,000, $146,534,000, and $159,451,000, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had outstanding commitments as follows (in thousands):

	December 31,

	2001	2000

Loans and loans in process	$159,481	111,141
Unused consumer lines of credit	60,890	27,270
Letters of credit	23,750	6,342

	$244,121	144,753

Substantially all of the loans held for sale at December 31, 2001 and 2000 were committed to be sold. The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2001 was approximately $12,985,000. During 2001, new loans to such related parties were approximately $5,457,000 and repayments were approximately $5,844,000.

5. Premises and Equipment, Net

Premises and equipment, net consist of the following at:

	December 31,

(dollars in thousands)	2001	2000

Land	$8,666	3,968
Office buildings and construction in progress	39,531	18,401
Furniture, fixtures and equipment	23,317	13,590
Leasehold improvements	2,149	1,498
Accumulated depreciation	(23,097)	(12,441)

	$50,566	25,016

6. Deposits

Deposits consist of the following at:

	December 31, 2001			December 31, 2000

	Weighted
(dollars in thousands)	Average Rate	Amount	Percent	Amount	Percent

Demand accounts	0.0%	$234,318	16.2%	$141,207	19.6%

NOW accounts	1.0%	218,048	15.1%	105,616	14.7%
Savings accounts	1.7%	122,042	8.4%	44,171	6.1%
Money market demand accounts	3.4%	313,934	21.7%	164,917	22.9%
Certificate accounts:
2.00% and lower		6,868	0.5%	—	0.0%
2.01% to 3.00%		102,961	7.1%	—	0.0%
3.01% to 4.00%		140,610	9.7%	584	0.1%
4.01% to 5.00%		125,544	8.7%	14,742	2.0%
5.01% to 6.00%		107,462	7.5%	57,997	8.0%
6.01% to 7.00%		70,672	4.9%	183,896	25.5%
7.01% to 8.00%		3,598	0.2%	7,416	1.0%
8.01% and higher		7	0.0%	24	0.0%

Total certificate accounts	5.3%	557,722	38.6%	264,659	36.7%

Total interest bearing deposits	3.8%	1,211,746	83.8%	579,363	80.4%

Total deposits	3.2%	$1,446,064	100.0%	720,570	100.0%

Deposits with a balance in excess of $100,000		$416,137		$241,270

At December 31, 2001, scheduled maturities of certificate accounts are as follows:

	Years ending December 31,

(dollars in thousands)	Total	2002	2003	2004	2005	Thereafter

2.00% and lower	$6,868	5,591	672	605	—	—
2.01% to 3.00%	102,961	100,977	1,692	292	—	—
3.01% to 4.00%	140,610	118,119	17,308	4,286	169	728
4.01% to 5.00%	125,544	108,060	8,087	6,025	1,109	2,263
5.01% to 6.00%	107,462	81,425	13,666	7,732	2,069	2,570
6.01% to 7.00%	70,672	48,560	11,110	3,106	6,111	1,785
7.01% to 8.00%	3,598	2,045	873	16	664	—
8.01% and higher	7	7	—	—	—	—

	$557,722	464,784	53,408	22,062	10,122	7,346

6. Deposits...continued

Interest expense on deposits is summarized as follows:

	Years ended December 31,

(dollars in thousands)	2001	2000	1999

NOW accounts	$1,758	1,068	1,064
Savings accounts	1,855	806	843
Money market demand accounts	9,575	7,447	5,304
Certificate accounts	29,504	13,353	9,283

	$42,692	22,674	16,494

7. Advances From Federal Home Loan Bank of Seattle

Advances from the Federal Home Loan Bank of Seattle consist of the following:

	Maturing in years ending December 31,						Totals as of	Totals as of
							December 31,	December 31,
(dollars in thousands)	2002	2003	2004	2005	2006	2007-2012	2001	2000

1.00% to 2.00%	$35,600	—	—	—	—	—	35,600	—
2.01% to 3.00%	325	—	—	—	—	—	325	—
3.01% to 4.00%	5,000	—	12,250	1,250	—	—	18,500	—
4.01% to 5.00%	126,402	85,075	5,500	—	—	—	216,977	25
5.01% to 6.00%	24,922	28,558	12,652	144	144	18,273	84,693	21,980
6.01% to 7.00%	6,979	237	189	174	1,074	817	9,470	172,917
7.01% to 8.00%	40	240	140	210	500	400	1,530	1,669
8.01% to 8.15%	—	100	100	—	—	—	200	200

	$199,268	114,210	30,831	1,778	1,718	19,490	367,295	196,791

These advances are collateralized by the Federal Home Loan Bank of Seattle stock held by the Company and a blanket assignment of the Bank’s unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2001 was approximately $306,553,000.

The weighted average interest rate on these advances was 5.24% and 6.35% at December 31, 2001 and 2000, respectively.

The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time, and quarterly thereafter. At December 31, 2001 advances totaling $18,000,000 with contractual maturities in 2008 and initial call dates in 2001 on $3,000,000 and 2003 on $15,000,000 were outstanding.

8. Securities Sold Under Agreements to Repurchase and Other Borrowed Funds

Securities sold under agreements to repurchase consist of the following at:

			Book	Market
		Weighted	value of	value of
(dollars in thousands)	Repurchase	average	underlying	underlying
December 31, 2001	amount	rate	assets	assets

Securities sold under agreements to repurchase within:
1-30 days	$29,452	2.09%	$46,721	49,088
Greater than 90 days	3,133	2.38%	2,538	2,657

	$32,585	2.11%	$49,259	51,745

December 31, 2000:
Securities sold under agreements to repurchase within:
1-30 days	$12,650	4.32%	$17,995	18,139
31-90 days	9,100	6.48%	12,945	13,049
Greater than 90 days	3,127	6.57%	4,448	4,484

	$24,877	5.39%	$35,388	35,672

The securities, consisting of agency issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2001 and 2000 securities sold under agreements to repurchase averaged approximately $27,375,000 and $19,052,000, respectively, and the maximum outstanding at any month end during the year was approximately $37,814,000 and $24,877,000, respectively.

The Company also has a treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $12,850,000 at federal funds rates minus 25 basis points. At December 31, 2001 and 2000 the outstanding balance under this program was approximately $1,060,000 and $4,302,000. The borrowings are secured with investment securities with a par value of approximately $18,075,000 and a market value of approximately $18,494,000. For the year ended December 31, 2001, the maximum outstanding at any month end was approximately $12,350,000 and the average balance was approximately $5,296,000.

During 1999, the Company assumed Big Sky’s subordinated convertible debentures as part of the merger transaction. The outstanding balance at December 31, 2000 was $350,000. The interest rate was 7.5 percent, payable quarterly. On December 31, 2001, the debentures became due and were exchanged for 33,257 shares of Company stock and $8,508 in cash.

9. Trust Preferred Securities

On December 18, 2000, the Company established Glacier Capital Trust I (“Glacier Trust”), a wholly owned statutory business trust. On January 25, 2001, Glacier Trust offered 1,400,000 preferred securities at $25 per preferred securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $35,000,000 and using the proceeds to purchase junior subordinated debentures (“Subordinated Debentures”) issued by the Parent Company. The sole assets of the Trust are the Subordinated Debentures.

The Trust Preferred Securities bear a cumulative fixed interest rate of 9.40% and mature on February 1, 2031. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear interest at a rate of 9.40% per annum and mature on February 1, 2031. Interest is payable quarterly. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after February 1, 2006 at par. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) Glacier Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by Parent Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for Glacier Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier 1 Capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of $1,546,000 were capitalized and are being amortized over 60 months using the straight-line method.

10. Regulatory Capital

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2001:

			Minimum capital		Well capitalized
	Actual		requirement		requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core) capital to risk weighted assets
Consolidated	168,389	11.81%	57,010	4.00%	85,515	6.00%
Glacier	39,317	12.04%	13,065	4.00%	19,597	6.00%
First Security	32,054	9.80%	13,078	4.00%	19,618	6.00%
Western	34,128	13.04%	10,466	4.00%	15,699	6.00%
Mountain West	19,807	10.03%	7,902	4.00%	11,854	6.00%
Big Sky	11,778	9.53%	4,941	4.00%	7,412	6.00%
Valley	11,625	10.02%	4,641	4.00%	6,961	6.00%
Whitefish	8,440	11.65%	2,898	4.00%	4,347	6.00%
Tier 2 (total) capital to risk weighted assets
Consolidated	186,215	13.07%	114,020	8.00%	142,524	10.00%
Glacier	43,016	13.17%	26,129	8.00%	32,661	10.00%
Western	37,422	14.30%	20,932	8.00%	26,165	10.00%
First Security	35,797	10.95%	26,157	8.00%	32,696	10.00%
Mountain West	21,850	11.06%	15,805	8.00%	19,756	10.00%
Big Sky	13,326	10.79%	9,882	8.00%	12,353	10.00%
Valley	12,817	11.05%	9,281	8.00%	11,601	10.00%
Whitefish	9,346	12.90%	5,796	8.00%	7,245	10.00%
Leverage capital to total average assets
Consolidated	168,389	8.21%	82,049	4.00%	102,561	5.00%
Glacier	39,317	8.32%	18,911	4.00%	23,639	5.00%
First Security	32,054	7.56%	16,958	4.00%	21,198	5.00%
Western	34,128	8.62%	15,845	4.00%	19,807	5.00%
Mountain West	19,807	6.33%	12,511	4.00%	15,639	5.00%
Big Sky	11,778	7.10%	6,638	4.00%	8,297	5.00%
Valley	11,625	7.22%	6,442	4.00%	8,053	5.00%
Whitefish	8,440	7.06%	4,784	4.00%	5,980	5.00%

10. Regulatory Capital. . . continued

The following table illustrates the Federal Reserve Board’s adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2000:

			Minimum capital		Well capitalized
	Actual		requirement		requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core) capital to risk weighted assets
Consolidated	91,263	12.31%	29,659	4.00%	44,489	6.00%
Glacier	37,328	13.45%	11,099	4.00%	16,648	6.00%
First Security	18,099	9.98%	7,254	4.00%	10,881	6.00%
Mountain West	9,797	11.12%	3,523	4.00%	5,285	6.00%
Big Sky	6,223	9.68%	2,572	4.00%	3,858	6.00%
Valley	7,598	12.41%	2,448	4.00%	3,673	6.00%
Whitefish	8,324	13.43%	2,479	4.00%	3,718	6.00%
Tier 2 (total) capital to risk weighted assets
Consolidated	99,062	13.36%	59,319	8.00%	74,149	10.00%
Glacier	39,897	14.38%	22,198	8.00%	27,747	10.00%
First Security	20,229	11.15%	14,508	8.00%	18,135	10.00%
Mountain West	10,737	12.19%	7,046	8.00%	8,808	10.00%
Big Sky	6,951	10.81%	5,144	8.00%	6,430	10.00%
Valley	8,293	13.55%	4,897	8.00%	6,121	10.00%
Whitefish	9,083	14.66%	4,958	8.00%	6,197	10.00%
Leverage capital to total average assets
Consolidated	91,263	8.72%	41,853	4.00%	52,317	5.00%
Glacier	37,328	8.08%	18,471	4.00%	23,088	5.00%
First Security	18,099	8.64%	8,376	4.00%	10,470	5.00%
Mountain West	9,797	8.11%	4,832	4.00%	6,040	5.00%
Big Sky	6,223	8.28%	3,005	4.00%	3,756	5.00%
Valley	7,598	8.66%	3,509	4.00%	4,387	5.00%
Whitefish	8,324	9.59%	3,471	4.00%	4,339	5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2001 and 2000, the subsidiary banks’ capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2001 and 2000.

11. Federal and State Income Taxes

The following is a summary of consolidated income tax expense for:

	Years ended December 31,

(dollars in thousands)	2001	2000	1999

Current:
Federal	$9,292	6,259	5,675
State	2,141	1,460	1,254

Total current tax expense	11,433	7,719	6,929

Deferred:
Federal	454	(74)	(164)
State	139	(65)	(43)

Total deferred tax expense (benefit)	593	(139)	(207)

Total income tax expense	$12,026	7,580	6,722

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

	Years ended December 31,

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.4%	4.2%	4.1%
Other, net	-3.7%	-4.1%	-3.9%

	35.7%	35.1%	35.2%

Tax exempt interest for the years ended December 31, 2001, 2000 and 1999 was approximately $3,715,000, $2,816,000, and $2,301,000, respectively.

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	December 31,

(dollars in thousands)	2001	2000

Deferred tax assets:
Allowance for losses on loans	$7,816	3,270
Deferred compensation	1,540	213
Vacation accrual	280	69
Intangibles	181	—
Other	556	158

Total gross deferred tax assets	10,373	3,710

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(7,870)	(2,678)
Fixed assets, due to differences in depreciation	(1,969)	(823)
Available-for-sale securities fair value adjustment	(1,149)	(183)
Tax bad debt reserve in excess of base-year reserve	(494)	(200)
Deferred loan fees	(243)	(33)
Other	(428)	(371)

Total gross deferred tax liabilities	(12,153)	(4,288)

Net deferred tax liability	$(1,780)	(578)

11. Federal and State Income Taxes . . . continued

There is no valuation allowance at December 31, 2001 and 2000 because management believes that it is more likely than not that the Company’s deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2001 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

12. Employee Benefit Plans

The Company has a noncontributory defined contribution retirement plan covering substantially all employees. The Company follows the policy of funding retirement plan contributions as accrued. The total retirement plan expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,599,000, $1,058,000 and $791,000 respectively.

The Company also has an employees’ savings plan. The plan allows eligible employees to contribute up to 10% of their monthly salaries. The Company matches an amount equal to 50% of the employee’s contribution, up to 6% of the employee’s total pay. Participants are at all times fully vested in all contributions. The Company’s contribution to the savings plan for the years ended December 31, 2001, 2000 and 1999 was approximately $511,000, $331,000, and $288,000, respectively

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company’s contribution to the SERP for the years ended December 31, 2001, 2000 and 1999 was approximately $9,000, $18,000, and $10,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants’ salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $59,000, $34,000, and $43,000, for the years ending December 31, 2001, 2000, and 1999, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings (losses) for the years ended 2001, 2000, and 1999 were approximately 164,000, ($24,000), and ($33,000), respectively. In connection with the WesterFed acquisition (See note 20), the Company assumed the obligations of a deferred compensation plan for certain key employees. The plan provides predetermined periodic payments over 10 to 15 years upon retirement or death. As of December 31, 2001, the liability related to the obligation was approximately $2,595,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2001 was insignificant.

The Company has entered into employment contracts with nine senior officers that provide benefits under certain conditions following a change in control of the Company.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,

	2001	2000	1999

Net earnings available to common stockholders, basic	$21,689,058	14,003,000	12,352,000
After tax effect of interest on convertible subordinated debentures	16,000	16,000	16,000

Net earnings available to common stockholders, diluted	$21,705,058	14,019,000	12,368,000

Average outstanding shares — basic	15,701,935	11,440,391	11,392,861
Add: Dilutive stock options	406,089	70,730	174,183
Convertible subordinated debentures	33,025	33,025	33,025

Average outstanding shares — diluted	16,141,049	11,544,146	11,600,069

Basic earnings per share	$1.38	1.22	1.08

Diluted earnings per share	$1.34	1.21	1.07

There were approximately 276,000, 510,000 and 351,000 option shares in 2001, 2000 and 1999, respectively, that were not included because the option exercise price exceeded the market value

14. Stock Option Plans

During fiscal 1984, an Incentive Stock Option Plan was approved which provided for the grant of options limited to 168,750 shares to certain full time employees of the Company. In the year ended June 30, 1990, additional Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999 the Directors 1994 Stock Option Plan, and the Employees 1995 Stock Option Plan, were amended to provide 100,000 and 600,000 additional shares for the Directors and Employees Plans, respectively. The option price at which the Company’s common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. The 1984 plan also contains provisions permitting the optionee, with the approval of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the then fair market value of the shares on the date of surrender (cash-less exercise).

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

At December 31, 2001, total shares available for option grants to employees and directors are 559,687. Changes in shares granted for stock options for the years ended December 31, 2001, 2000, and 1999, are summarized as follows:

	Options outstanding		Options exercisable

		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price

Balance, December 31, 1998	594,458	$14.40	278,221	$10.36
Canceled	(43,439)	18.57	(2,631)	11.74
Granted	217,573	22.27	10,620	16.95
Became exercisable			197,139	16.01
Stock dividend	55,913		32,042
Exercised	(113,049)	11.58	(113,049)	11.58

Balance, December 31, 1999	711,456	15.85	402,342	12.41
Canceled	(12,687)	15.42	(28,889)	16.77
Granted	145,818	15.27
Became exercisable			161,852	17.81
Stock dividend	54,887		60,210
Exercised	(14,161)	9.47	(14,161)	9.47

Balance, December 31, 2000	885,313	14.34	581,354	13.13
Canceled	(45,059)	15.20	(18,523)	17.84
Granted	222,006	14.98
Became exercisable			179,992	18.72
WesterFed acquisition	947,979	7.45	947,979	7.45
Exercised	(864,571)	7.82	(864,571)	7.82

Balance, December 31, 2001	1,145,668	13.64	826,231	13.28

The range of exercise prices on options outstanding at December 31, 2001 is as follows:

				Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
Price range	Shares	exercise price	life of options	Shares	exercise price

$2.76-$8.12	146,722	$5.84	2.1 years	146,722	$5.84
$8.75-$9.36	149,110	9.09	6.3 years	149,110	9.09
$11.21-$13.07	167,010	11.92	2.9 years	166,010	11.92
$13.53-$15.52	274,723	13.74	3.6 years	22,286	14.61
$17.50-$19.09	359,603	18.43	2.1 years	303,603	18.58
$20.91-$21.82	48,500	21.07	3.0 years	38,500	21.10

	1,145,668	13.64	3.2 years	826,231	13.28

14. Stock Option Plans . . . continued

The options exercised during the year ended December 31, 2001 were at prices from $5.59 to $13.10.

In connection with the acquisition of WesterFed Financial Corporation, outstanding options for employees and directors of WesterFed for 947,979 were exchanged for options outstanding of Company stock at a weighted average exercise price of $7.45.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.81, $2.47, and $5.04, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2001 — expected dividend yield of 3.6%, risk-free interest rate of 4.44%, volatility ratio of 25%, and expected life of 4.8 years: 2000 — expected dividend yield of 4.6%, risk-free interest rate of 4.98%, volatility ratio of 25%, and expected life of 4.8 years: 1999 — expected dividend yield of 3.3%, risk-free interest rate of 6.2%, volatility ratio of 23%, and expected life of 4.8 years.

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the option itself at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		Years ended December 31,

		2001	2000	1999

Net earnings (in thousands):	As reported	$21,689	14,003	12,352
	Pro forma	21,360	13,379	11,463
Basic earnings per share:	As reported	1.38	1.22	1.08
	Pro forma	1.36	1.17	1.00
Diluted earnings per share:	As reported	1.34	1.21	1.07
	Pro forma	1.32	1.16	0.99

15. Parent Company Information (Condensed)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

	December 31,
Statements of Financial Condition
(dollars in thousands)	2001	2000

Assets:
Cash	$6,548	1,674
Interest bearing cash deposits	441	586

Cash and cash equivalents	6,989	2,260
Investment securities, available-for-sale	321	1,075
Other assets	5,087	3,022
Goodwill, net	2,166	2,150
Investment in subsidiaries	$200,438	92,235

	215,001	100,742

Liabilities and Stockholders’ Equity:
Dividends payable	$2,538	1,758
Trust preferred securities	35,000	-
Other liabilities	480	871

Total liabilities	38,018	2,629
Common stock	169	114
Paid-in capital	167,371	101,828
Retained earnings (accumulated deficit)	7,687	(4,087)
Accumulated other comprehensive income	1,756	258

Total stockholders’ equity	176,983	98,113

	$215,001	100,742

	Years ended December 31,
Statements of Operations
(dollars in thousands)	2001	2000	1999

Revenues
Dividends from subsidiaries	$37,268	8,650	8,518
Other income	371	163	161
Intercompany charges for services	3,826	2,469	1,617

Total revenues	41,465	11,282	10,296
Expenses
Employee compensation and benefits	2,984	1,852	1,519
Goodwill amortization	236	243	243
Other operating expenses	6,743	1,635	1,027

Total expenses	9,963	3,730	2,789
Earnings before income tax benefit and equity in undistributed earnings of subsidiaries	31,502	7,552	7,507
Income tax benefit	(2,181)	(359)	(328)

Income before equity in undistributed earnings of subsidiaries	33,683	7,911	7,835
Equity in undistributed earnings of subsidiaries	(11,994)	6,092	4,517

Net earnings	$21,689	14,003	12,352

15. Parent Company Information (Condensed) . . . continued

	Years ended December 31,
Statements of Cash Flows
(dollars in thousands)	2001	2000	1999

Operating Activities
Net earnings	$21,689	14,003	12,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill amortization	236	243	242
Gain on sale of investments available-for-sale	—	(11)	—
Equity in undistributed earnings of subsidiaries	11,994	(6,092)	(4,517)
Net increase in other assets and other liabilities	(965)	321	375

Net cash provided by operating activities	32,954	8,464	8,452

Investing activities
Purchases of investment securities available-for-sale	—	—	(103)
Proceeds from sales, maturities and prepayments of securities available-for-sale	254	702	3
Equity contribution to subsidiary	(61,934)	(2,200)	(2,500)
Net addition of premises and equipment	(921)	(480)	(1,510)
Acquisition of minority interest	(251)	—	—

Net cash used by investing activities	(62,852)	(1,978)	(4,110)

Financing activities
Proceeds from exercise of stock options and other stock issued	9,542	101	1,073
Proceeds from issuance of trust preferred securities	35,000	—	—
Cash dividends paid	(9,915)	(6,904)	(5,923)

Net cash provided (used) by financing activities	34,627	(6,803)	(4,850)

Net increase (decrease) in cash and cash equivalents	4,729	(317)	(508)
Cash and cash equivalents at beginning of year	2,260	2,577	3,085

Cash and cash equivalents at end of year	$6,989	2,260	2,577

16. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

	Quarters Ended, 2001(2)

	March 31	June 30	September 30	December 31

Interest income	$26,375	38,663	37,100	35,782
Interest expense	13,273	19,536	17,901	14,836

Net interest income	13,102	19,127	19,199	20,946
Provision for loan losses	585	1,838	1,006	1,096
Income before income taxes	6,129	8,683	8,879	10,024
Net earnings	3,914	5,608	5,707	6,460
Basic earnings per share	0.30	0.35	0.34	0.39
Diluted earnings per share	0.29	0.34	0.33	0.38
Dividends per share	0.15	0.15	0.15	0.15
Market range high-low	$16.13-$12.25	$19.75-$14.50	$19.20-$17.06	$21.19-$15.78

16. Unaudited Quarterly Financial Data . . . continued

	Quarters Ended, 2000

	March 31	June 30	September 30	December 31

Interest income	$18,246	19,293	20,400	20,898
Interest expense	8,345	9,134	9,881	9,997

Net interest income	9,901	10,159	10,519	10,901
Provision for loan losses	487	505	491	381
Income before income taxes	4,979	4,983	6,137	5,485
Net earnings	3,228	3,192	3,853	3,730
Basic earnings per share[1]	0.28	0.28	0.34	0.32
Diluted earnings per share[1]	0.28	0.28	0.33	0.32
Dividends per share[1]	0.14	0.15	0.15	0.15
Market range high-low[1]	$14.82-$11.25	$14.44-$11.00	$13.38-$11.00	$13.31-$11.00

[1] Per share amounts adjusted to reflect effect of 10% stock dividend

[2] Includes WesterFed results from February 28, 2001

17. Fair Value of Financial Instruments

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company’s Consolidated Statement of Financial Condition, this includes the following items:

	2001		2000

(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash	$73,456	73,456	41,456	41,456
Interest bearing cash deposits	23,970	23,970	10,330	10,330
Investment securities	158,036	158,036	71,415	71,415
Mortgage-backed securities	350,542	350,542	140,473	140,473
Loans	1,322,327	1,359,925	733,561	728,511
FHLB and Federal Reserve Bank stock	37,007	37,007	18,098	18,098
Financial Liabilities:
Deposits	$1,446,064	1,472,241	720,570	721,217
Advances from the FHLB of Seattle	367,295	375,253	196,791	198,195
Repurchase agreements and other borrowed funds	33,645	33,645	29,529	29,529

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets — The estimated fair value approximates the book value of cash and interest bearing cash deposits. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB and Federal Reserve Bank stock approximates the book value.

17. Fair Value of Financial Instruments...continued

Financial Liabilities — The estimated fair value of demand and savings deposits approximates the book value since rates are periodically adjusted to market rates. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the FHLB of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so fair value approximates book value.

Off-balance sheet financial instruments — Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

18. Contingencies and Commitments

The company leases certain land, premises and equipment from third parties under operating leases. Total rent expense for the year ended December 31, 2001, 2000, and 1999 was approximately $865,000 $462,000, and $352,000, respectively. The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

Years ended December 31,	Amount

2002	$664
2003	518
2004	441
2005	343
2006	294
Thereafter	2,951

Total minimum future rental expense	$5,211

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

19. Business Combinations

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

20. Acquisitions

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

On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation. The Company issued 4,530,462 shares and $37,274,000 cash to shareholders as consideration for the merger. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and was amortized over a useful life of 20 years during the current year. Subsequent to 2001, the goodwill will not be amortized, but will be evaluated for impairment in accordance with FASB Statement No. 142 (See note 1(l)), a recently issued standard.

The estimated fair values of net assets acquired at the acquisition date are summarized as follows:

(Dollars in thousands)

Cash and due from banks	$24,891
Investments available-for-sale	185,688
FHLB stock	13,062
Loans	613,796
Premises and equipment	25,361
Goodwill	16,630
Core deposit intangible	7,449
Other assets	10,965

897,842

Deposits	$603,555
FHLB advances	165,386
Repurchase agreements	7,851
Other liabilities	27,338

804,130

Total consideration paid	$93,712

On March 15, 2001, the Company completed the acquisition, subject to certain adjustments, of seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill and is being amortized over a useful life of 20 years.

20. Acquisitions...continued

The estimated fair values of the branches net assets acquired at the acquisition date are summarized as follows

(Dollars in thousands)

Cash and due from banks	$122,149
Loans	36,573
Premises and equipment	6,449
Core deposit intangible	1,514
Other assets	196

166,881

Deposits	$183,968
Other liabilities	463

184,431

Net liabilities assumed in excess of identifiable net assets acquired	$17,550

The following unaudited pro forma information presents the consolidated results of operations as if the 2001 acquisitions had occurred on January 1, 2000. The table is for comparison purposes only.

	For the years ended
	ended December 31,

(dollars in thousands, except per share data)	2001	2000

Total interest and non-interest income	$214,991	185,758

Net earnings	$22,737	20,251

Net earnings per common share — basic	$1.38	1.27
Net earnings per common share — diluted	$1.34	1.23

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

21. Sale of Branches

On June 23, 2001 the Company completed the sale of six branch locations in north central Montana with assets of $23,500,000 to Stockman Bank of Montana (“Stockman”). Stockman acquired five Western Security Bank offices and one Glacier Bank office. Included in the sale were loans of approximately $21,800,000, property and equipment with a book value of approximately $1,700,000, and deposits of $81,700,000. A gain of $511,000 was recognized on the sale.

22. Operating Segment Information

FASB Statement 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which

22. Operating Segment Information . . . continued

separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as “other,” are based on commercial banking operations. The operating segment defined as “other” includes the Parent company, nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 2001, 2000, and 1999 (in thousands). During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for much of the change in activity for certain segments.

		First		Mountain
	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

2001
Net interest income	$19,032	14,239	17,094	10,141	4,678	5,998	4,290	(3,098)	72,374
Provision for loan losses	962	975	1,350	276	333	365	264	—	4,525

Net interest income after provision for loan losses	18,070	13,264	15,744	9,865	4,345	5,633	4,026	(3,098)	67,849
Noninterest income	7,216	3,070	4,517	3,855	1,294	1,990	1,157	152	23,251
Merger expense	248	65	136	761	36	103	5	621	1,975
Goodwill amortization	145	78	454	731	24	31	—	236	1,699
Core deposit amortization	254	136	650	208	21	56	—	—	1,325
Other noninterest expense	12,120	6,813	10,795	10,854	2,983	4,356	2,572	1,858	52,351

Income before income taxes and minority interest	12,519	9,242	8,226	1,166	2,575	3,077	2,606	(5,661)	33,750
Minority interest								35	35
Income tax expense (benefit)	4,505	3,556	3,026	150	995	1,114	819	(2,139)	12,026

Net income	$8,014	5,686	5,200	1,016	1,580	1,963	1,787	(3,557)	21,689

Assets	$474,421	427,976	406,359	342,841	168,865	165,372	121,409	(21,496)	2,085,747
Net loans	316,626	341,214	229,007	162,701	110,363	103,062	59,721	(367)	1,322,327
Deposits	340,186	345,423	237,477	254,133	97,488	124,072	64,885	(17,600)	1,446,064
Stockholders’ equity	46,473	37,479	42,825	37,668	13,394	13,134	8,775	(22,765)	176,983

		First		Mountain
	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

2000
Net interest income	$16,361	9,324	—	5,037	2,721	4,171	3,741	125	41,480
Provision for loan losses	460	360	—	410	180	205	249	—	1,864

Net interest income after provision for loan losses	15,901	8,964	—	4,627	2,541	3,966	3,492	125	39,616
Noninterest income	5,913	2,000	—	2,206	750	1,411	1,036	(22)	13,294
Merger expense	—	—	—	—	—	—	—	—	—
Goodwill amortization	118	—	—	—	—	—	—	242	360
Core deposit amortization	199	—	—	—	—	—	—	—	199
Other noninterest expense	11,440	4,771	—	5,153	2,527	3,498	2,455	863	30,707

Income before income taxes and minority interest	10,057	6,193	—	1,680	764	1,879	2,073	(1,002)	21,644
Minority interest								61	61
Income tax expense (benefit)	3,456	2,251	—	657	258	657	622	(321)	7,580

Net income	$6,601	3,942	—	1,023	506	1,222	1,451	(742)	14,003

Assets	$469,351	214,231	—	126,518	77,111	87,791	87,125	(5,415)	1,056,712
Net loans	282,467	180,041	—	90,921	57,050	62,645	60,437	—	733,561
Deposits	288,556	164,168	—	86,632	49,616	76,508	60,760	(5,670)	720,570
Stockholders’ equity	42,049	18,027	—	9,780	6,090	7,649	8,462	6,056	98,113

22. Operating Segment Information . . . continued

		First		Mountain
	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

1999
Net interest income	$15,266	8,804	—	3,755	2,077	3,614	3,334	234	37,084
Provision for loan losses	470	600	—	217	191	155	90	—	1,723

Net interest income after provision for loan losses	14,796	8,204	—	3,538	1,886	3,459	3,244	234	35,361
Noninterest income	5,539	2,260	—	1,745	881	1,494	988	(98)	12,809
Merger expense	—	—	—	78	—	—	—	119	197
Goodwill amortization	28	—	—	—	—	—	—	225	253
Core deposit amortization	50	—	—	—	—	—	—	—	50
Other noninterest expense	10,750	4,567	—	4,941	2,096	2,977	2,488	726	28,545

Income before income taxes and minority interest	9,507	5,897	—	264	671	1,976	1,744	(934)	19,125
Minority interest								51	51
Income tax expense (benefit)	3,303	2,132	—	91	231	731	539	(305)	6,722

Net income	$6,204	3,765	—	173	440	1,245	1,205	(680)	12,352

Assets	$460,257	193,548	—	89,884	66,255	82,587	81,082	388	974,001
Net loans	272,060	161,781	—	61,930	43,850	58,924	53,663	—	652,208
Deposits	276,880	143,645	—	67,824	41,034	65,095	52,775	(3,147)	644,106
Stockholders’ equity	36,040	15,640	—	6,243	5,281	7,073	7,742	7,037	85,056

PART III

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 10. Directors and Executive Officers of the Registrant

Information regarding “Directors and Executive Officers of the Registrant” is set forth under the headings “Election of Directors — Information with Respect to Nominees for Director and Continuing Directors” — “Background of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Executive Officers who are not Directors” of the Company’s 2002 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16 (a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Election of Directors — Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under the headings “Election of Directors - Information with Respect to Nominees for Director and Continuing Directors”, “Security Ownership of Certain Beneficial Owners and Management — Executive Officers who are not Directors” and “Beneficial Owners” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding “Certain Relationships and Related Transactions” is set forth under the heading “Transactions with Management” of the Company’s Proxy Statement and is incorporated herein by reference.

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

(1)  The following exhibits are included as part of this Form 10-K:

Exhibit No.	Exhibit

3(a)	Amended and Restated Certificate of Incorporation (1)
3(b)	Amended and Restated Bylaws (2)
10(a)	1989 Incentive Stock Option Plan (3)
10(b)	Employment Agreement dated January 1, 2002 between the Company, Glacier Bank and Michael J. Blodnick
10(c)	Employment Agreement dated January 1, 2002 between the Company, Glacier Bank and James H. Strosahl
10(d)	Employment Agreement dated January 1, 2002 between First Security Bank and William L. Bouchee
10(e)	1994 Director Stock Option Plan (4)
10(f)	1995 Employee Stock Option Plan (5)
10(g)	Deferred Compensation Plan (4)
10(h)	Supplemental Executive Retirement Agreement (4)
10(i)	Employment agreement dated September 14, 1999, between Mountain West Bank and Jon W. Hippler (6)
10(j)	Employment agreement dated September 20, 2000 between Western Security Bank and Ralph R. Holliday (7)
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of KPMG LLP

(1)	Incorporated by reference to exhibit 3.2 included in the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3 (b) included in the Company’s Form 10-K for the fiscal year ended December 31, 1998

(3)	Incorporated by reference to exhibit 10 (a) included in the Company’s Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

(4)	Incorporated by reference to Exhibits 10(I), 10(k) and 10(h), included in the Company’s Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (No. 33-94648).

(6)	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on S-4 (No. 333-90701), declared effective on December 17, 1999.

(7)	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on S-4 (No. 333-52498), declared effective as of February 28, 2001.

SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2002.

GLACIER BANCORP, INC.

By:	/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2002, by the following persons in the capacities indicated.

/s/ Michael J. Blodnick Michael J. Blodnick	President, CEO, and Director (Principal Executive Officer)

/s/ James H. Strosahl James H. Strosahl	Executive Vice President and CFO (Principal Financial/Accounting Officer)

Majority of the Board of Directors

/s/ John S. MacMillan John S. MacMillan	Chairman

/s/ L. Peter Larson L. Peter Larson	Director

/s/ Allen Fetscher Allen J. Fetscher	Director

/s/ Jon W. Hippler Jon W. Hippler	Director

/s/ Everit A. Sliter Everit A. Sliter	Director

/s / Harold A. Tutvedt Harold A. Tutvedt	Director

/s/ William L. Bouchee William L. Bouchee	Director

/s/ Fred J. Flanders Fred J. Flanders	Director

/s/ F. Charles Mercord F. Charles Mercord	Director

/s/ Ralph K. Holliday Ralph K. Holliday	Director