Form 10-Q
period 2002-03-31
GLACIER BANCORP INC
filed 2002-05-15
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________  to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                   81-0519541
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)


49 Commons Loop, Kalispell, Montana                                        59901
------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)


--------------------------------------------------------------------------------
Registrant's telephone number, including area code     (406) 756-4200


                                     N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on May 13, 2002 was 17,134,632. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 Page #
                                                                                                 ------
PART I.              FINANCIAL INFORMATION

           Item 1 -- Financial Statements

                     Consolidated Statements of Financial Condition --
                     March 31, 2002, December 31, and March 31, 2001 (unaudited)...............    3

                     Consolidated Statements of Operations --
                     Three months ended March 31, 2002 and 2001  (unaudited)...................    4

                     Consolidated Statements of Stockholders' Equity and
                     Comprehensive Income -- Years ended December 31, 2000
                     2001 and Three months ended March 31, 2002 (unaudited)....................    5

                     Consolidated Statements of Cash Flows --
                     Three months ended March 31, 2002 and 2001 (unaudited)....................    6

                     Notes to Consolidated Financial Statements (unaudited)....................    7

           Item 2 -- Management's Discussion and Analysis
                     of Financial Condition and Results of Operations..........................   18

           Item 3 -- Quantitative and Qualitative Disclosure about Market Risk.................   22

PART II.             OTHER INFORMATION.........................................................   23

           Item 1 -- Legal Proceedings.........................................................   23

           Item 2 -- Changes in Securities and Use of proceeds.................................   23

           Item 3 -- Defaults Upon Senior Securities...........................................   23

           Item 4 -- Submission of Matters to a Vote of Security Holders.......................   23

           Item 5 -- Other Information.........................................................   23

           Item 6 -- Exhibits and Reports on Form 8-K..........................................   23

           Signatures..........................................................................   23

                             GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              MARCH 31,        December 31,       March 31,
(Unaudited - dollars in thousands except per share data)                        2002              2001              2001
--------------------------------------------------------                    ------------       -----------       -----------
ASSETS:
Cash on hand and in banks ............................................      $     62,677            73,456            59,715
Interest bearing cash deposits .......................................            14,565            23,970             3,455
                                                                            ------------       -----------       -----------
           Cash and cash equivalents .................................            77,242            97,426            63,170
                                                                            ------------       -----------       -----------
Investments:
           Investment securities, available-for-sale .................           187,031           158,036           164,135
           Mortgage backed securities, available-for-sale ............           378,841           350,542           354,168
                                                                            ------------       -----------       -----------
                Total investments ....................................           565,872           508,578           518,303
                                                                            ------------       -----------       -----------
Net loans receivable:
           Real estate loans .........................................           387,659           421,996           505,840
           Commercial Loans ..........................................           625,287           620,134           563,269
           Consumer and other loans ..................................           290,317           298,851           339,570
           Allowance for loan losses .................................           (19,498)          (18,654)          (17,047)
                                                                            ------------       -----------       -----------
                Total loans, net .....................................         1,283,765         1,322,327         1,391,632
                                                                            ------------       -----------       -----------

Premises and equipment, net ..........................................            48,898            50,566            58,286
Real estate and other assets owned, net ..............................               921               593               451
Federal Home Loan Bank of Seattle stock, at cost .....................            33,836            32,822            30,625
Federal Reserve stock, at cost .......................................             4,202             4,185             1,722
Accrued interest receivable ..........................................            12,489            12,409            12,973
Core deposit intangible, net .........................................             7,900             8,261            10,343
Goodwill, net ........................................................            33,487            33,510            37,647
Other assets .........................................................            14,943            15,070             7,627
                                                                            ------------       -----------       -----------
                                                                            $  2,083,555         2,085,747         2,132,779
                                                                            ============       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - non-interest bearing ......................................      $    238,243           234,318           227,362
Deposits - interest bearing ..........................................         1,188,634         1,211,746         1,278,419
Advances from Federal Home Loan Bank of Seattle ......................           373,985           367,295           355,457
Securities sold under agreements to repurchase .......................            31,823            32,585            28,270
Other borrowed funds .................................................             8,146             1,060            12,304
Accrued interest payable .............................................             7,313             9,179            12,121
Current income taxes .................................................             3,652                95               887
Deferred tax liability ...............................................             1,449             1,780             3,327
Trust preferred securities ...........................................            35,000            35,000            35,000
Minority interest ....................................................                --                --               351
Other liabilities ....................................................            12,804            15,706            20,568
                                                                            ------------       -----------       -----------
           Total liabilities .........................................         1,901,049         1,908,764         1,974,066
                                                                            ------------       -----------       -----------

Preferred shares, 1,000,000 shares authorized. None outstanding ......                --                --                --
Common stock, $.01 par value per share
  50,000,000 shares authorized .......................................               171               169               161
Paid-in capital ......................................................           169,386           167,371           158,294
Retained earnings (deficit) - substantially restricted ...............            11,699             7,687            (2,586)
Accumulated other comprehensive income ...............................             1,250             1,756             2,844
                                                                            ------------       -----------       -----------
           Total stockholders' equity ................................           182,506           176,983           158,713
                                                                            ------------       -----------       -----------
                                                                            $  2,083,555         2,085,747         2,132,779
                                                                            ============       ===========       ===========
Number of shares outstanding .........................................        17,074,413        16,874,422        16,061,254
Book value of equity per share .......................................      $      10.69             10.49              9.88
Tangible book value per share ........................................      $       8.26              8.01              6.89


See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
(unaudited - dollars in thousands except per share data)                   2002             2001
--------------------------------------------------------               -----------       ----------
INTEREST INCOME:
         Real estate loans ......................................      $     7,838            6,689
         Commercial loans .......................................           11,432            9,377
         Consumer and other loans ...............................            5,813            5,052
         Investments ............................................            7,995            5,257
                                                                       -----------       ----------
               Total interest income ............................           33,078           26,375
                                                                       -----------       ----------

INTEREST EXPENSE:
         Deposits ...............................................            7,442            8,734
         FHLB Advances ..........................................            4,185            3,611
         Securities sold under agreements to repurchase .........              156              263
         Trust preferred securities .............................              904              601
         Other borrowed funds ...................................               24               64
                                                                       -----------       ----------
               Total interest expense ...........................           12,711           13,273
                                                                       -----------       ----------

NET INTEREST INCOME .............................................           20,367           13,102
         Provision for loan losses ..............................            1,300              585
                                                                       -----------       ----------
              Net interest income after provision for
                loan losses .....................................           19,067           12,517
                                                                       -----------       ----------

NON-INTEREST INCOME:
         Service charges and other fees .........................            3,163            2,443
         Miscellaneous loan fees and charges ....................              843              693
         Gains on sale of loans .................................            1,097              467
         Gains on sale of investments, net ......................               --               64
         Other income ...........................................              746              460
                                                                       -----------       ----------
              Total non-interest income .........................            5,849            4,127
                                                                       -----------       ----------
NON-INTEREST EXPENSE:
         Compensation, employee benefits
           and related expenses .................................            7,782            5,257
         Occupancy and equipment expense ........................            2,301            1,459
         Data processing expense ................................              446              261
         Core deposit intangibles amortization ..................              361              168
         Goodwill amortization ..................................              249              224
         Other expenses .........................................            3,475            3,131
         Minority interest ......................................               --               15
                                                                       -----------       ----------
              Total non-interest expense ........................           14,614           10,515
                                                                       -----------       ----------
EARNINGS BEFORE INCOME TAXES ....................................           10,302            6,129

         Federal and state income tax expense ...................            3,554            2,215
                                                                       -----------       ----------
NET EARNINGS ....................................................      $     6,748            3,914
                                                                       ===========       ==========

Basic earnings per share ........................................      $      0.40             0.30
Diluted earnings per share ......................................      $      0.39             0.29
Dividends declared per share ....................................      $      0.16             0.15
Return on average assets (annualized) ...........................             1.30%            1.14%
Return on average equity (annualized) ...........................            14.76%           13.14%
Return on tangible average equity (annualized) ..................            19.17%           14.64%
Average outstanding shares - basic ..............................       17,014,148       13,020,217
Average outstanding shares - diluted ............................       17,298,634       13,569,827


See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
   YEARS ENDED DECEMBER 31, 2001, 2000, AND THREE MONTHS ENDED MARCH 31, 2002

                                                                                              Retained
                                                                                              earnings     Accumulated
                                                                                            (accumulated   other com-      Total
                                                              Common Stock                     deficit)    prehensive      stock-
                                                           -------------------    Paid-in   substantially    income       holders'
(Unaudited - dollars in thousands except per share data)     Shares     Amount    capital    restricted      (loss)        equity
--------------------------------------------------------   ----------   ------    -------   -------------  -----------    --------
Balance at December 31, 2000 ...........................   11,447,150     114     101,828      (4,087)         258         98,113

Comprehensive income:
     Net earnings ......................................           --      --          --      21,689           --         21,689
     Unrealized gain on securities, net of
       reclassification adjustment .....................           --      --          --          --        1,498          1,498
                                                                                                                         --------
Total comprehensive income .............................                                                                   23,187
                                                                                                                         --------

Cash dividends declared ($.60 per share) ...............           --      --          --      (9,915)          --         (9,915)
Stock options exercised ................................      864,571       9       6,755          --           --          6,764
Tax benefit from stock related compensation ............           --      --       2,778          --           --          2,778
Conversion of debentures ...............................       32,239       1         341          --           --            342
Stock issued in connection with merger of
  WesterFed Financial Corporation ......................    4,530,462      45      55,669          --           --         55,714
                                                           ----------    ----     -------     -------       ------       --------
Balance at December 31, 2001 ...........................   16,874,422     169     167,371       7,687        1,756        176,983

Comprehensive income:
     Net earnings ......................................           --      --          --       6,748           --          6,748
     Unrealized loss on securities, net of
       reclassification adjustment .....................           --      --          --          --         (506)          (506)
                                                                                                                         --------
Total comprehensive income .............................                                                                    6,242
                                                                                                                         --------
Cash dividends declared ($.16 per share) ...............           --      --          --      (2,736)          --         (2,736)
Stock options exercised ................................      199,991       2       2,100          --           --          2,102
                                                           ----------    ----     -------     -------       ------       --------
Balance at March 31, 2002 ..............................   17,074,413    $171     169,471      11,699        1,250        182,591
                                                           ==========    ====     =======     =======       ======       ========


See accompanying notes to consolidated financial statements

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
(Unaudited - dollars in thousands except per share data)                                      2002            2001
--------------------------------------------------------                                  -------------    -----------
OPERATING ACTIVITIES :
           Net cash provided by (used in) operating activities .......................      $  35,128         (8,249)

INVESTING ACTIVITIES:
           Proceeds from sales, maturities and prepayments of
               investments available-for-sale ........................................         48,112         81,243
           Purchases of investments available-for-sale ...............................       (107,544)      (197,529)
           Principal collected on installment and commercial loans ...................        139,176         74,874
           Installment and commercial loans originated or acquired ...................       (150,780)       (83,012)
           Principal collections on mortgage loans ...................................         62,097         44,102
           Mortgage loans originated or acquired .....................................        (39,642)       (35,702)
           Net purchase of FHLB and FRB stock ........................................           (541)          (845)
           Acquisition of WesterFed Financial Corporation and several branches .......             --        109,905
           Net decrease (increase) in premises and equipment .........................            704         (1,990)
                                                                                            ---------       --------
                NET CASH USED IN INVESTING ACTIVITIES ................................        (48,418)        (8,954)
                                                                                            ---------       --------

FINANCING ACTIVITIES:
           Net decrease in deposits ..................................................        (19,188)        (2,312)
           Net increase in FHLB advances and other borrowed funds ....................         13,775          1,282
           Net decrease in securities sold under repurchase agreements ...............           (762)        (4,459)
           Proceeds from issuance of trust preferred securities ......................             --         35,000
           Cash dividends paid to stockholders .......................................         (2,736)        (1,723)
           Proceeds from exercise of stock options and other stock issued ............          2,017            799
                                                                                            ---------       --------
               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...................         (6,894)        28,587
                                                                                            ---------       --------

               NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................        (20,184)        11,384
           CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................         97,426         51,786
                                                                                            ---------       --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $  77,242         63,170
                                                                                            =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid during the period for: Interest .................................      $  14,577          5,743
                                            Income taxes .............................      $      --             85


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    Basis of Presentation:

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition and stockholders' equity as of March 31, 2002, December 31, 2001, and March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

      The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2)    Organizational Structure:

      The Company, headquartered in Kalispell, Montana, is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for nine wholly owned operating subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Community First, Inc. ("CFI"), and Glacier Capital Trust I ("Glacier Trust"), all located in Montana, and Mountain West Bank ("Mountain West") which is located in Idaho and Utah.

      CFI provides full service brokerage services through Raymond James Financial Services, Inc.

      The following abbreviated organizational chart illustrates the various relationships:

                               Glacier Bancorp, Inc.
                             (Parent Holding Company)

  Glacier Bank      First Security Bank   Western Security Bank    Mountain West Bank
(Commercial bank)      of Missoula          (Commercial bank)       of Coeur d'Alene
                    (Commercial bank)                               (Commercial bank)

    Big Sky            Valley Bank          Glacier Bank           Community First, Inc.
  Western Bank         of Helena            of Whitefish           (Brokerage services)
(Commercial Bank)   (Commercial bank)     (Commercial bank)

                                Glacier Capital
                                   Trust 1

3)    Ratios:

      Returns on average assets and average equity were calculated based on daily averages.

4)    Cash Dividend Declared:

      On March 27, 2002, the Board of Directors declared a $.16 per share quarterly cash dividend to stockholders of record on April 9, 2002, payable on April 18, 2002.

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

                                                           Three           Three
                                                        months ended    months ended
                                                       March 31, 2002  March 31, 2001
                                                       --------------  --------------
Net earnings available to common
   stockholders, basic ...........................      $ 6,747,830       3,914,266
   After tax effect of interest on
      convertible subordinated debentures ........               --           4,000
                                                        -----------      ----------
Net earnings available to common
   stockholders, diluted .........................      $ 6,747,830       3,918,266
                                                        ===========      ==========


Average outstanding shares - basic ...............      $17,014,148      13,020,217
Add:  Dilutive stock options .....................          284,486         516,585
      Convertible subordinated debentures ........               --          33,025
                                                        -----------      ----------
Average outstanding shares - diluted .............      $17,298,634      13,569,827
                                                        ===========      ==========


Basic earnings per share .........................      $      0.40            0.30
                                                        ===========      ==========

Diluted earnings per share .......................      $      0.39            0.29
                                                        ===========      ==========

6)    Investments:

      A comparison of the amortized cost and estimated fair value of the Company's investments is as follows:

                        INVESTMENTS AS OF MARCH 31, 2002

                                                                                     Gross Unrealized           Estimated
                                                        Weighted     Amortized      --------------------          Fair
(Dollars in thousands)                                   Yield         Cost         Gains         Losses          Value
----------------------                                  --------     ---------      -----         ------        ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing after ten years ..........................      3.59%      $  1,313          14             (2)        1,325
                                                                      --------      ------       --------       -------
                                                           3.59%         1,313          14             (2)        1,325
                                                                      --------      ------       --------       -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..........................      5.71%         1,633          19             --         1,652
  maturing one year through five years ..............      5.45%        14,016         232           (102)       14,146
  maturing five years through ten years .............      5.66%         1,799          44             (3)        1,840
  maturing after ten years ..........................      5.64%       168,259       1,758         (2,108)      167,909
                                                                      --------      ------       --------       -------
                                                           5.63%       185,707       2,053         (2,213)      185,547
                                                                      --------      ------       --------       -------

MORTGAGE-BACKED SECURITIES ..........................      5.64%       111,696       1,639           (116)      113,219

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............      6.04%       265,093       2,717         (2,029)      265,781

                                                                      --------      ------       --------       -------
       TOTAL AVAILABLE-FOR-SALE INVESTMENTS .........      5.82%      $563,809       6,423         (4,360)      565,872
                                                                      ========      ======       ========       =======

                       INVESTMENTS AS OF DECEMBER 31, 2001

                                                                                      Gross Unrealized         Estimated
                                                         Weighted     Amortized     --------------------         Fair
(Dollars in thousands)                                     Yield        Cost        Gains         Losses         Value
----------------------                                   --------     ---------     -----         ------       ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing after ten years ..........................      2.77%      $  1,330          12             (3)        1,339
                                                                      --------      ------       --------       -------
                                                           2.77%         1,330          12             (3)        1,339
                                                                      --------      ------       --------       -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..........................      3.25%         4,639          28             --         4,667
  maturing one year through five years ..............      5.36%        13,774         291            (65)       14,000
  maturing five years through ten years .............      5.50%         2,349          57             (6)        2,400
  maturing after ten years ..........................      5.81%       135,789       1,563         (1,722)      135,630
                                                                      --------      ------       --------       -------
                                                           5.67%       156,551       1,939         (1,793)      156,697
                                                                      --------      ------       --------       -------

MORTGAGE-BACKED SECURITIES ..........................      6.08%       129,322       1,868           (126)      131,064

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............      6.11%       218,470       2,941         (1,933)      219,478

                                                                      --------      ------       --------       -------
     TOTAL AVAILABLE FOR SALE INVESTMENTS ...........      5.96%      $505,673       6,760         (3,855)      508,578
                                                                      ========      ======       ========       =======

7)    Loans

      The following table summarizes the Company's loan portfolio. The loans mature or are repriced at various times.

                                                           At                             At
                                                        3/31/02                        12/31/01
                                               -------------------------      -------------------------
TYPE OF LOAN                                      Amount         Percent         Amount         Percent
                                               -----------       -------      -----------       -------
REAL ESTATE LOANS:
         Residential first mortgage loans      $   367,520        28.63%      $   395,417        29.90%
         Loans held for sale                        20,888         1.63%           27,403         2.07%
                                               -----------                    -----------
             Total                                 388,408        30.26%          422,820        31.97%

COMMERCIAL LOANS:
         Real estate                               383,550        29.88%          379,346        28.69%
         Other commercial loans                    242,851        18.92%          241,811        18.29%
                                               -----------                    -----------
             Total                                 626,401        48.80%          621,157        46.98%

INSTALLMENT AND OTHER LOANS:
         Consumer loans                            135,053        10.52%          142,875        10.80%
         Home equity loans                         155,438        12.11%          156,140        11.81%
                                               -----------                    -----------
             Total                                 290,491        22.63%          299,015        22.61%
         Net deferred loan fees, premiums
           and discounts                            (2,037)       -0.17%           (2,011)       -0.15%
         Allowance for Losses                      (19,498)       -1.52%          (18,654)       -1.41%
                                               -----------                    -----------
NET LOANS                                      $ 1,283,765       100.00%        1,322,327       100.00%
                                               ===========                    ===========

      The following table sets forth information regarding the Company's non-performing assets at the dates indicated:


NONPERFORMING ASSETS                                At           At
(Dollars in Thousands)                          3/31/2002    12/31/2001
                                                ---------    ----------
NON-ACCRUAL LOANS:
  Mortgage loans                                 $ 3,297       $ 4,044
  Commercial loans                                 5,245         4,568
  Consumer loans                                     665           620
                                                 -------       -------
    TOTAL                                          9,207         9,232
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
  Mortgage loans                                   1,516           818
  Commercial loans                                 1,061           376
  Consumer loans                                     131           243
                                                 -------       -------
    TOTAL                                          2,708         1,437
Troubled debt restructuring:                          --            --
Real estate and other assets owned, net              921           593
                                                 -------       -------
TOTAL NON-PERFORMING LOANS, TROUBLED DEBT
  RESTRUCTURINGS, AND REAL ESTATE AND OTHER
  ASSETS OWNED, NET                              $12,836       $11,262
                                                 =======       =======
  AS A PERCENTAGE OF TOTAL ASSETS                   0.61%         0.53%

Interest Income(1)                               $   175       $   658

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

      The following table illustrates the loan loss experience:

                                        Three months ended      Year ended
                                             March 31,         December 31,
(Dollars in Thousands)                         2002                2001
                                        ------------------     ------------
BALANCE AT BEGINNING OF PERIOD               $ 18,654               7,799
  CHARGE OFFS:
           Residential real estate                (63)               (677)
           Commercial loans                      (312)               (723)
           Consumer loans                        (447)             (2,029)
                                             --------            --------
                Total charge offs            $   (822)             (3,429)
                                             --------            --------

  RECOVERIES:

           Residential real estate                  5                  33
           Commercial loans                        61                 266
           Consumer loans                         300                 567
                                             --------            --------
                Total recoveries             $    366                 866
                                             --------            --------

      CHARGEOFFS, NET OF RECOVERIES              (456)             (2,563)
      PURCHASED RESERVE                            --               8,893
      PROVISION                                 1,300               4,525
                                             --------            --------
BALANCE AT END OF PERIOD                     $ 19,498              18,654
                                             ========            ========
RATIO OF NET CHARGE OFFS TO AVERAGE
LOANS OUTSTANDING DURING THE PERIOD              0.03%               0.20%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                          March 31, 2002               December 31, 2001
                                   ---------------------------     --------------------------
                                                     Percent                         Percent
                                                   of loans in                     of loans in
(Dollars in thousands)             Allowance        category        Allowance        category
----------------------             ---------       -----------      ---------      -----------
Residential first mortgage
  and loans held for sale           $ 2,611           29.8%            2,722          31.5%
Commercial real estate                6,163           29.4%            5,906          28.3%
Other commercial                      6,922           18.6%            6,225          18.0%
Consumer                              3,802           22.2%            3,801          22.2%
                                    -------          -----           -------         -----
   Totals                           $19,498          100.0%           18,654         100.0%
                                    =======          =====           =======         =====

8)    Deposits

      The following table illustrates the amounts outstanding for deposits greater than $100,000 at March 31, 2002, according to the time remaining to maturity:

                                 Certificates        Demand
(Dollars in thousands)            of Deposit        Deposits          Totals
----------------------           ------------       --------          ------
Within three months ..........     $33,280          311,467          344,747
Three to six months ..........      20,795               --           20,795
Seven to twelve months .......      22,872               --           22,872
Over twelve months ...........      10,767               --           10,767
                                   -------          -------          -------
   Totals ....................     $87,714          311,467          399,181
                                   =======          =======          =======

9)    Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

                                                        March 31,         December 31,
(Dollars in thousands)                                    2002                2001
                                                        ---------         ------------
FHLB Advances
  Amount outstanding at end of period ........          $373,985            367,295
  Average balance ............................          $368,352            349,023
  Maximum outstanding at any month-end .......          $373,985            416,222
  Weighted average interest rate .............              4.61%              5.24%

Repurchase Agreements:
  Amount outstanding at end of period ........          $ 31,823             32,585
  Average balance ............................          $ 35,124             27,375
  Maximum outstanding at any month-end .......          $ 41,113             37,814
  Weighted average interest rate .............              1.80%              2.11%

10)   Stockholders' Equity:

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2002:

CONSOLIDATED                                                Tier 1 (Core)          Tier 2 (Total)            Leverage
(Dollars in thousands)                                         Capital                 Capital                Capital
----------------------                                      -------------          --------------            --------
GAAP Capital ......................................          $   182,506                182,506                182,506
Less: Goodwill and intangibles ....................              (41,387)               (41,387)               (41,387)
    Accumulated other comprehensive
    gain on AFS securities ........................               (1,250)                (1,250)                (1,250)
Plus: Allowance for loan losses ...................                   --                 16,600                     --
    Trust preferred securities ....................               35,000                 35,000                 35,000
                                                             -----------            -----------            -----------
Regulatory capital computed .......................          $   174,869                191,469                174,869
                                                             ===========            ===========            ===========

Risk weighted assets ..............................          $ 1,394,020              1,394,020
                                                                                    ===========

Total average assets ..............................                                                          2,036,631
                                                                                                           ===========

Capital as % of defined assets ....................                12.54%                 13.74%                  8.59%
Regulatory "well capitalized" requirement .........                 6.00%                 10.00%                  5.00%
                                                             -----------            -----------            -----------
Excess over "well capitalized" requirement ........                 6.54%                  3.74%                  3.59%
                                                             ===========            ===========            ===========

11)   Comprehensive Earnings:

      The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                                             For the three months
                                                                                ended March 31,
                                                                           -------------------------
Dollars in thousands                                                         2002              2001
--------------------                                                       -------           -------
Net earnings ....................................................          $ 6,748             3,914

Unrealized holding (loss) gain arising during the period ........             (834)            4,212
Transfer from held-to-maturity ..................................               --                --
Tax expense .....................................................              328            (1,665)
                                                                           -------           -------
            Net after tax .......................................             (506)            2,547
Reclassification adjustment for gains
   included in net income .......................................               --                64
Tax expense .....................................................               --               (25)
                                                                           -------           -------
            Net after tax .......................................               --                39

            Net unrealized (loss) gain on securities ............             (506)            2,586
                                                                           -------           -------

                Total comprehensive earnings ....................          $ 6,242             6,500
                                                                           =======           =======

12)   Segment Information

      The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, nonbank units, and eliminations of transactions between segments. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

                                               Three months ended and as of March 31, 2002
                                      ---------------------------------------------------------------
                                                      First                     Mountain
(Dollars in thousands)                Glacier       Security      Western         West        Big Sky
----------------------                -------       --------      -------       --------      -------
Revenues from external customers      $  9,157         8,482         6,852         5,950         3,219
Intersegment revenues                      101             7             6            --            --
Expenses                                 6,988         6,620         5,662         5,331         2,608
Intercompany eliminations                   --            --            --            --            --
                                      --------      --------      --------      --------     ---------
                   Net income         $  2,270         1,869         1,196           619           611
                                      ========      ========      ========      ========     =========
                   Total Assets       $476,815       434,346       392,493       345,861       166,766
                                      ========      ========      ========      ========     =========

                                                                                               Total
                                       Valley       Whitefish       Other                   Consolidated
                                      --------      --------      --------                  ------------
Revenues from external customers         3,147         2,055            65                      38,927
Intersegment revenues                       19            --         8,873                       9,006
Expenses                                 2,616         1,594           760                      32,179
Intercompany eliminations                   --            --        (9,006)                     (9,006)
                                      --------      --------      --------                   ---------
                   Net income              550           461          (828)                      6,748
                                      ========      ========      ========                   =========
                   Total Assets        165,601       117,891       (16,218)                  2,083,555
                                      ========      ========      ========                   =========

                                                 Three months ended and as of March 31, 2001
                                      ----------------------------------------------------------------
                                                     First                      Mountain
(Dollars in thousands)                Glacier       Security      Western         West        Big Sky
----------------------                --------      --------      --------      --------     --------
Revenues from external customers      $  9,487         5,068         6,280         3,716         1,714
Intersegment revenues                      311            10            --           143            --
Expenses                                 8,173         4,098         5,480         3,694         1,548
Intercompany eliminations                   --            --            --            --            --
                                      --------      --------      --------      --------     ---------
                  Net income          $  1,625           980           800           165           166
                                      ========      ========      ========      ========     =========
                  Total Assets        $462,992       212,027       916,113       308,467        77,955
                                      ========      ========      ========      ========     =========

                                                                                               Total
                                       Valley       Whitefish       Other                   Consolidated
                                       ------       ---------       -----                   ------------
Revenues from external customers         2,037         1,974           226                      30,502
Intersegment revenues                       31             3         5,244                       5,742
Expenses                                 1,741         1,616           238                      26,588
Intercompany eliminations                   --            --        (5,742)                     (5,742)
                                      --------      --------      --------                   ---------
                  Net income               327           361          (510)                      3,914
                                      ========      ========      ========                   =========
                  Total Assets          86,992        91,224       (22,991)                  2,132,779
                                      ========      ========      ========                   =========

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

                                   Three Months Ended March 31,
                                          2002 vs. 2001
(Dollars in Thousands)             Increase (Decrease) due to:
                                ----------------------------------
INTEREST INCOME                  Volume       Rate           Net
                                -------      -------       -------
Real Estate Loans               $ 1,676         (527)        1,149
Commercial Loans                  4,594       (2,539)        2,055
Consumer and Other Loans          1,711         (950)          761
Investment Securities             4,193       (1,455)        2,738
                                -------      -------       -------
     Total Interest Income       12,174       (5,471)        6,703

NOW Accounts                        192         (299)         (107)
Savings Accounts                    258         (351)          (93)
Money Market Accounts             1,165       (1,823)         (658)
Certificates of Deposit           2,350       (2,784)         (434)
FHLB Advances                     1,867       (1,293)          574
Other Borrowings and
  Repurchase Agreements             402         (246)          156
                                -------      -------       -------
   Total Interest Expense         6,234       (6,796)         (562)
                                -------      -------       -------
NET INTEREST INCOME             $ 5,940        1,325         7,265
                                =======      =======       =======

14)   Average Balance Sheet

      The following schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin. Non-accrual loans are included in the average balance of the loans.


AVERAGE BALANCE SHEET                              For the Three months ended 3-31-02          For the year ended 12-31-01
                                                 -------------------------------------     ----------------------------------
(Dollars in Thousands)                                            Interest     Average                   Interest     Average
                                                    Average         and         Yield/      Average         and        Yield/
ASSETS                                              Balance      Dividends      Rate        Balance      Dividends      Rate
                                                 ------------    ---------     -------     ----------    ---------    -------
         Real Estate Loans                          $ 402,041       7,838       7.80%      $  428,999      34,012      7.93%
         Commercial Loans                             619,317      11,432       7.49%         556,907      48,292      8.67%
         Consumer and Other Loans                     292,149       5,813       8.07%         292,732      25,528      8.72%
                                                 ------------     -------                  ----------     -------
              Total Loans                           1,313,507      25,083       7.74%       1,278,638     107,832      8.43%

         Investment Securities                       590,430        7,995       5.42%         501,927      30,088      5.99%
                                                 ------------     -------                  ----------     -------
              Total Earning Assets                  1,903,937      33,078       6.95%       1,780,565     137,920      7.75%
                                                                  -------                                 -------
         Non-Earning Assets                           165,708                                 165,687
                                                 ------------                              ----------
              TOTAL ASSETS                       $  2,069,645                              $1,946,252
                                                 ============                              ==========

LIABILITIES
AND STOCKHOLDERS' EQUITY
         NOW Accounts                               $ 201,484         215       0.43%      $  183,399       1,758      0.96%
         Savings Accounts                             123,398         242       0.79%         102,736       1,855      1.81%
         Money Market Accounts                        332,262       1,713       2.09%         287,150       9,575      3.33%
         Certificates of Deposit                      525,475       5,272       4.07%         552,469      29,504      5.34%
         FHLB Advances                                368,352       4,185       4.61%         349,023      18,280      5.24%
         Repurchase Agreements
              and Other Borrowed Funds                 76,621       1,084       5.73%          66,658       4,574      6.86%
                                                 ------------     -------                  ----------     -------
              Total Interest Bearing
                Liabilities                         1,627,592      12,711       3.17%       1,541,435      65,546      4.25%
                                                                  -------                                 -------
              Non-interest Bearing Deposits           228,533                                 216,238
              Other Liabilities                        30,646                                  27,847
                                                 ------------                              ----------
              Total Liabilities                     1,886,771                               1,785,520
                                                 ------------                              ----------

         Common Stock                                     170                                     157
         Paid-In Capital                              167,750                                 152,420
         Retained Earnings                             11,461                                   5,929
         Accumulated Other
              Comprehensive Earnings (Loss)             3,493                                   2,226
                                                 ------------                              ----------
              Total Stockholders' Equity              182,874                                 160,732
                                                 ------------                              ----------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY               $  2,069,645                              $1,946,252
                                                 ============                              ==========

         NET INTEREST INCOME                                      $20,367                                 $72,374
                                                                  =======                                 =======
         NET INTEREST SPREAD                                                    3.78%                                  3.49%
         NET INTEREST MARGIN
           ON AVERAGE EARNING ASSETS                                            4.28%                                  4.06%
         RETURN ON AVERAGE ASSETS                                               1.30%                                  1.11%
         RETURN ON AVERAGE EQUITY                                              14.76%                                 13.49%

15)   Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. However, goodwill recognized in connection with a branch acquisition will continue to be subject to provisions of Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

      Statement 141 requires upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (March 31, 2002). In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company evaluated its existing intangible assets and goodwill as required by Statement 142, and determined that no adjustments are required at this time.

      In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption (June 30, 2002) to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption (January 1, 2002). This second step is required to be completed as soon as possible, but no later than the end of the year of adoption (December 31, 2002). Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

      The following table sets forth information regarding the Company's core deposit intangibles, amortizable goodwill, and mortgage servicing rights:


                                                                            As of March 31, 2002
                                                        --------------------------------------------------------------
                                                        Core Deposit      Amortizable         Mortgage
(Dollars in thousands)                                   Intangible         Goodwill      Servicing Rights(1)    Total
----------------------                                  ------------      -----------     -------------------    -----
       Gross carrying value                               $ 9,836            20,489
       Accumulated Amortization                            (1,936)           (1,242)
                                                          -------            ------
       Net carrying value                                 $ 7,900            19,247             2,188           29,335
                                                          =======            ======
AGGREGATE AMORTIZATION EXPENSE
       For the three months ended March 31, 2002          $   361               249                91              701

ESTIMATED AMORTIZATION EXPENSE

       For the year ended December 31, 2002               $ 1,439               995               294            2,728
       For the year ended December 31, 2003                 1,219               995               266            2,480
       For the year ended December 31, 2004                 1,011               995               260            2,266
       For the year ended December 31, 2005                   847               995               253            2,095
       For the year ended December 31, 2006                   779               995               246            2,020

(1) Gross carrying value and accumulated amortization are not readily available

      At March 31, 2002, the Company's goodwill totaled $33.487 million, of which $14.240 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to Statement 142. The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows.


                            Balance               Goodwill             Amortization              Balance
                               At                Adjustments         for three months               At
(Dollars in thousands)     12/31/2001               2002               ended 3/31/02            3/31/2002
----------------------     ----------            -----------         ----------------           ---------
Parent                       $ 2,151                    --                     --                  2,151
Glacier Bank                   4,074                     9                    (29)                 4,054
First Security                 3,796                    --                     --                  3,796
Western                        4,193                   217                     --                  4,410
Mountain                      16,818                    --                   (220)                16,598
Big Sky                        1,752                    --                     --                  1,752
Valley                           726                    --                     --                    726
Whitefish                         --                    --                     --                     --
                             -------               -------                -------                -------
                             $33,510                   226                   (249)                33,487
                             =======               =======                =======                =======

      The impact of the adoption of Statement 142 on earnings is as follows:

                                                            For the Three Months
                                                               Ended March 31,
                                                         ---------------------------
(Dollars in thousands)                                    2002                  2001
----------------------                                   ------                -----
Reported net income                                      $6,748                3,914
Add back goodwill amortization, net of tax                   --                   80
                                                         ------                -----
Adjusted net income                                      $6,748                3,994
                                                         ======                =====


                                                                       For the Three Months Ended March 31,
                                                       ----------------------------------------------------------------------
                                                                    2002                                    2001
                                                       ------------------------------          ------------------------------
                                                       Basic EPS          Diluted EPS          Basic EPS          Diluted EPS
                                                       ---------          -----------          ---------          -----------
Reported net income                                      $0.40                0.39                0.30                0.29
Add back goodwill amortization, net of tax                  --                  --                0.01                  --
                                                         -----               -----               -----               -----
Adjusted net income                                      $0.40                0.39                0.31                0.29
                                                         =====               =====               =====               =====

      As of March 31, 2002, the Company has identified its reporting units as its banking subsidiaries and has allocated goodwill accordingly. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, except that upon adoption the Company does not anticipate any significant adjustments to the useful lives or residual values of its intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

This section discusses the changes in Statement of Financial Condition items from March 31, 2002 to March 31, 2001.

                                                                   March 31,
                                                          --------------------------
ASSETS ($ IN THOUSANDS)                                      2002             2001        $ change        % change
-----------------------                                   -----------      ---------      --------        --------
Cash on hand and in banks                                 $    62,677         59,715         2,962           5.0%
Investment securities and interest bearing deposits           618,475        554,105        64,370          11.6%
Loans:
   Real estate                                                387,659        505,840      (118,181)        -23.4%
   Commercial and Agricultural                                625,287        563,269        62,018          11.0%
   Consumer                                                   290,317        339,570       (49,253)        -14.5%
                                                          -----------      ---------       -------
      Total loans                                           1,303,263      1,408,679      (105,416)         -7.5%
   Allowance for loan losses                                  (19,498)       (17,047)       (2,451)         14.4%
                                                          -----------      ---------       -------
      Total loans net of allowance for loan losses          1,283,765      1,391,632      (107,867)         -7.8%
                                                          -----------      ---------       -------
Other assets                                                  118,638        127,327        (8,689)         -6.8%
                                                          -----------      ---------       -------
   Total Assets                                           $ 2,083,555      2,132,779       (49,224)         -2.3%
                                                          ===========      =========       =======

Since March 31, 2001 total assets have decreased $49 million, or 2 percent, to $2.084 billion. The sale of six north central Montana branches in June of 2001 reduced assets by $82 million. After adjusting for the branch sale, assets have increased $33 million, or 2 percent.

Total loans, net of the reserve for loan losses, have decreased $108 million of which $22 million was from the branch sale. With lower interest rates during the past year a large number of real estate loans have been refinanced, which coupled with our decision to sell the majority of the real estate loan production, has resulted in a reduction in real estate loans of $118 million. Commercial loans have increased $62 million and continue to be the lending focus. Consumer loans have declined $49 million with a significant portion of the decline attributed to the runoff in the WesterFed dealer originated consumer loans. We have discontinued the origination and purchase of these loan types and are focusing on home-equity loans for the consumer loan portfolio.

Investment securities, including Federal Home Loan Bank and Federal Reserve Bank stock, have increased $64 million offsetting some of the reduction in loans.

The amount of loans serviced for others on March 31, 2002 was approximately $278 million.

                                                     March 31,
                                           ------------------------------
LIABILITY CHANGE ($ IN THOUSANDS)             2002                 2001             $ change            % change
                                           ----------           ---------           --------            --------
Non-interest bearing deposits              $  238,243             227,362            10,881               4.8%
Interest-bearing deposits                   1,188,634           1,278,419           (89,785)             -7.0%
Advances from Federal Home Loan Bank          373,985             355,457            18,528               5.2%
Other borrowed funds                           39,969              40,574              (605)             -1.5%
Other liabilities                              25,218              37,254           (12,036)            -32.3%
Trust preferred securities                     35,000              35,000                --               0.0%
                                           ----------           ---------           -------
     Total liabilities                     $1,901,049           1,974,066           (73,017)             -3.7%
                                           ==========           =========           =======

Total deposits have decreased $79 million from the March 31, 2001 balances, with $81 million attributed to the branch sales. Non-interest bearing deposits are up $11 million, or 5 percent, and interest-bearing deposits are down $90 million, or 7 percent. Approximately $75 million of the decline in interest-bearing deposits is the result of the branch sale, with the remainder due primarily to pricing strategies in the low interest rate environment. Federal home loan bank advances, other borrowed funds, and repurchase agreements, have increased $18 million. Other liabilities which include accrued interest, dividends, and income taxes payable have declined $12 million due to the decline in interest bearing deposits, lower interest rates, and the payment of accrued expenses during 2001 associated with the acquisitions.

Liquidity

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. This source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. As of March 31, 2002, the Company had $700 million of available FHLB line of which $374 million was utilized. During 2002, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operation cash needs.

STOCKHOLDERS' EQUITY                                              March 31,
                                                   --------------------------------------
($ IN THOUSANDS EXCEPT PER SHARE DATA)                2002                       2001
                                                   -----------                -----------
Common equity                                      $   181,256                $   155,869
Net unrealized gain on securities                        1,250                      2,844
                                                   -----------                -----------
   Total stockholders' equity                      $   182,506                $   158,713
                                                   ===========                ===========
Stockholders' equity to total assets                      8.76%                      7.44%
Tangible equity to total assets                           6.91%                      5.31%
Book value per common share                        $     10.69                $      9.88
Tangible book value per common share               $      8.26                $      6.89

Allowance for Loan Loss and Non-Performing Assets

                                                               March 31,           December 31,        March 31,
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                      2002                  2001              2001
                                                              ----------           ------------        ---------
Allowance for loan losses                                     $   19,498              18,654            17,047

Non-performing assets                                         $   12,766              11,275             7,892

Allowance as a percentage of non-performing assets                152.73%             165.45%           216.00%

Non-performing assets as a percentage of total assets               0.61%               0.53%             0.37%

Allowance as a percentage of total loans                            1.50%               1.39%             1.21%

Non-performing assets as a percentage of total assets at March 31, 2002 were .61 percent versus .37 percent at the same time last year, which compares to the Peer Group average of .59 percent at December 31, 2001, the most recent information available. The reserve for loan losses was 153 percent of non-performing assets at March 31, 2002, down from 216 percent a year ago. Three credits are the primary reason for the increase in non-performing assets, and the Company will continue to work diligently to improve this area.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $2.451 million from March 31, 2001, or 14 percent, to $19.498 million, which is 1.50 percent of total loans outstanding, up from
1.21 percent a year ago and 1.39 percent at December 31, 2001. The first quarter provision expense for loan losses was $1.300 million, up from $585 thousand during the same quarter in 2001.

 Results of Operations -- The three months ended March 31, 2002 compared to the three months ended March 31, 2001.

REVENUE SUMMARY                                Three months ended March 31,
                                       -----------------------------------------------
($ IN THOUSANDS)                        2002         2001       $ change      % change
                                       -------      ------      --------      --------
Net interest income                    $20,367      13,102        7,265        55.4%

Fees and other revenue:
   Service charges and fees              4,006       3,136          870        27.7%
   Gain on sale of loans                 1,097         467          630       134.9%
   Other income                            746         524          222        42.4%
                                       -------     -------       ------
      Total non-interest income          5,849       4,127        1,722        41.7%
                                       -------     -------       ------
   Total revenue                       $26,216      17,229        8,987        52.2%
                                       =======     =======       ======
Net interest margin                       4.39%       4.11%
                                       =======     =======

Net Interest Income

Net interest income for the quarter increased $7.265 million, or 55 percent, over the same period in 2001. The WesterFed, and Idaho and Utah branch acquisitions were completed late in the first quarter of 2001 and had limited impact on net interest income in that quarter. The larger asset base in 2002 and an increase in the net interest margin as a percentage of earning assets, on a tax equivalent basis, from 4.1 percent in 2001 to 4.4 percent in 2002 contributed to this increase in net interest income.

Non-interest Income

Fee income increased $870 thousand, or 28 percent higher in the first quarter of 2002 than the same quarter in 2001. Gain on sale of loans increased $630 thousand, or 135 percent, and other income was up $222 thousand. Account volume increases and strong mortgage origination activity continued to drive revenue growth in the first quarter.


NON-INTEREST EXPENSE SUMMARY                                  Three months ended March 31,
                                                   -------------------------------------------------
($ IN THOUSANDS)                                    2002           2001       $ change      % change
                                                   -------        -----       --------      --------
Compensation and employee benefits                 $ 7,782        5,257         2,525         48.0%
Occupancy and equipment expense                      2,301        1,459           842         57.7%
Outsourced data processing                             446          261           185         70.9%
Core deposit intangible amortization                   361          168           193        114.9%
Goodwill amortization (a)                              249          224            25         11.2%
Other expenses                                       3,475        3,146           329         10.5%
                                                   -------       ------         -----
      Total non-interest expense                   $14,614       10,515         4,099         39.0%
                                                   -------       ------         -----

(a) 2001 amortization would have been $97 thousand if current accounting rules for goodwill amortization would have been in place.

Non-interest Expense

Non-interest expense increased by $4.099 million, or 39 percent, over the same quarter of 2001. The impact of the first quarter 2001 acquisitions along with normal cost increases are the reasons for the 2002 increase. Included in the 2001 total is $406 thousand in merger and conversion expense. Intangible asset amortization in the form of core deposit and goodwill was $361 thousand and $249 thousand, respectively, which is an increase of $218 thousand over the prior year.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2001, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands).

Interest Rate Sensitivity                                            +200 bp                  -200 bp
                                                                     -------                  -------
Estimated sensitivity                                                  0.77%                   -3.20%
Estimated increase (decrease) in net interest income                  $ 627                   (2,607)

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

                                        GLACIER BANCORP, INC.

May 14, 2002                            /s/Michael J. Blodnick
                                        President/CEO

May 14, 2002                            /s/James H. Strosahl
                                        Executive Vice President/CFO