Form 10-Q
period 2002-06-30
GLACIER BANCORP INC
filed 2002-08-13
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE 0-18911

GLACIER BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	81-0519541

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
49 Commons Loop, Kalispell, Montana	59901

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (406) 756-4200

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

The number of shares of Registrant’s common stock outstanding on July 31, 2002 was 17,209,265. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
(Unaudited - dollars in thousands except per share data)	2002	2001	2001

Assets:
Cash on hand and in banks	$59,812	73,456	69,446
Interest bearing cash deposits	7,410	23,970	18,938

Cash and cash equivalents	67,222	97,426	88,384

Investments:
Investment securities, available-for-sale	213,752	158,036	156,525
Mortgage backed securities, available-for-sale	403,029	350,542	352,267

Total investments	616,781	508,578	508,792

Net loans receivable:
Real estate loans	372,318	421,996	484,959
Commercial Loans	650,749	620,134	590,021
Consumer and other loans	292,639	298,851	317,289
Allowance for loan losses	(19,941)	(18,654)	(18,465)

Total loans, net	1,295,765	1,322,327	1,373,804

Premises and equipment, net	47,455	50,566	52,376
Real estate and other assets owned, net	699	593	462
Federal Home Loan Bank of Seattle stock, at cost	37,093	32,822	31,146
Federal Reserve stock, at cost	4,250	4,185	4,428
Accrued interest receivable	13,047	12,409	13,896
Core deposit intangible, net	7,541	8,261	9,013
Goodwill, net	32,692	33,510	35,544
Other assets	15,023	15,070	16,251

	$2,137,568	2,085,747	2,134,096

Liabilities and stockholders’ equity:
Deposits — non-interest bearing	$256,519	234,318	231,007
Deposits — interest bearing	1,175,893	1,211,746	1,212,343
Advances from Federal Home Loan Bank of Seattle	406,603	367,295	416,222
Securities sold under agreements to repurchase	34,744	32,585	30,741
Other borrowed funds	8,457	1,060	11,480
Accrued interest payable	6,452	9,179	11,211
Current income taxes	538	95	182
Deferred tax liability	5,083	1,780	1,244
Trust preferred securities	35,000	35,000	35,000
Minority interest	—	—	353
Other liabilities	13,471	15,706	18,953

Total liabilities	1,942,760	1,908,764	1,968,736

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share 50,000,000 shares authorized	172	169	166
Paid-in capital	170,894	167,371	162,572
Retained earnings — substantially restricted	16,926	7,687	563
Accumulated other comprehensive income	6,816	1,756	2,059

Total stockholders’ equity	194,808	176,983	165,360

	$2,137,568	2,085,747	2,134,096

Number of shares outstanding	17,180,089	16,874,422	16,613,425
Book value of equity per share	$11.34	10.49	9.95
Tangible book value per share	$9.00	8.01	7.27

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

(unaudited - dollars in thousands except per share data)	2002	2001	2002	2001

Interest income:
Real estate loans	$7,225	10,291	15,063	16,980
Commercial loans	11,649	12,323	23,081	21,700
Consumer and other loans	5,686	7,436	11,499	12,488
Investments	8,947	8,723	16,942	13,980

Total interest income	33,507	38,773	66,585	65,148

Interest expense:
Deposits	6,673	13,064	14,115	21,798
FHLB Advances	4,181	5,226	8,366	8,837
Securities sold under agreements to repurchase	133	262	289	525
Trust preferred securities	903	905	1,807	1,506
Other borrowed funds	16	79	40	143

Total interest expense	11,906	19,536	24,617	32,809

Net interest income	21,601	19,237	41,968	32,339
Provision for loan losses	1,260	1,838	2,560	2,423

Net interest income after provision for loan losses	20,341	17,399	39,408	29,916

Non-interest income:
Service charges and other fees	3,443	3,549	6,606	5,992
Miscellaneous loan fees and charges	1,182	1,070	2,025	1,763
Gains on sale of loans	1,175	943	2,272	1,410
Gains on sale of investments, net	2	—	2	64
Other income	532	938	1,278	1,398

Total non-interest income	6,334	6,500	12,183	10,627

Non-interest expense:
Compensation, employee benefits and related expenses	7,533	6,908	15,315	12,165
Occupancy and equipment expense	2,324	2,531	4,625	3,990
Outsourced data processing expense	515	976	961	1,237
Core deposit intangibles amortization	360	406	721	574
Goodwill amortization	249	513	498	737
Other expenses	3,610	3,862	7,085	6,993
Minority interest	—	20	—	35

Total non-interest expense	14,591	15,216	29,205	25,731

Earnings before income taxes	12,084	8,683	22,386	14,812
Federal and state income tax expense	4,105	3,075	7,659	5,290

Net earnings	$7,979	5,608	14,727	9,522

Basic earnings per share	$0.47	0.34	0.86	0.65
Diluted earnings per share	$0.46	0.33	0.85	0.63
Dividends declared per share	$0.16	0.15	0.32	0.30
Return on average assets (annualized)	1.51%	1.04%	1.41%	1.08%
Return on average equity (annualized)	16.77%	14.03%	15.78%	13.64%
Return on tangible average equity (annualized)	21.40%	17.82%	20.31%	16.34%
Average outstanding shares — basic	17,139,048	16,336,932	17,076,598	14,678,575
Average outstanding shares — diluted	17,451,887	16,770,005	17,378,301	15,189,394

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2001 and Six months ended June 30, 2002

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders'
(Unaudited - dollars in thousands except per share data)	Shares	Amount	capital	restricted	income	equity

Balance at December 31, 2000	11,447,150	114	101,828	(4,087)	258	98,113
Comprehensive income:
Net earnings	—	—	—	21,689	—	21,689
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,498	1,498

Total comprehensive income						23,187

Cash dividends declared ($.60 per share)	—	—	—	(9,915)	—	(9,915)
Stock options exercised	864,571	9	6,755	—	—	6,764
Tax benefit from stock related compensation	—	—	2,778	—	—	2,778
Conversion of debentures	32,239	1	341	—	—	342
Stock issued in connection with merger of WesterFed Financial Corporation	4,530,462	45	55,669	—	—	55,714

Balance at December 31, 2001	16,874,422	169	167,371	7,687	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	14,727	—	14,727
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	5,060	5,060

Total comprehensive income						19,787

Cash dividends declared ($.32 per share)	—	—	—	(5,488)	—	(5,488)
Stock options exercised	305,667	3	3,523	—	—	3,526

Balance at June 30, 2002	17,180,089	$172	170,894	16,926	6,816	194,808

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

		Six months ended June 30,

(Unaudited - dollars in thousands except per share data)		2002	2001

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities		$29,305	(7,196)
INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale		105,754	115,613
Purchases of investments available-for-sale		(208,096)	(233,276)
Principal collected on installment and commercial loans		303,572	204,562
Installment and commercial loans originated or acquired		(327,974)	(231,066)
Principal collections on mortgage loans		134,549	131,482
Mortgage loans originated or acquired		(99,352)	(106,590)
Net purchase of FHLB and FRB stock		(3,359)	(3,551)
Acquisition of WesterFed Financial Corporation and several branches		—	107,568
Sale of branches		—	(53,131)
Net decrease in premises and equipment		2,148	1,167

NET CASH USED IN INVESTING ACTIVITIES		(92,758)	(67,222)

FINANCING ACTIVITIES:
Net (decrease) increase in deposits		(13,652)	15,834
Net increase in FHLB advances and other borrowed funds		46,704	61,223
Net increase (decrease) in securities sold under repurchase agreements		2,159	(1,987)
Proceeds from issuance of trust preferred securities		—	35,000
Cash dividends paid to stockholders		(5,488)	(4,136)
Proceeds from exercise of stock options and other stock issued		3,526	5,082

NET CASH PROVIDED BY FINANCING ACTIVITIES		33,249	111,016

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(30,204)	36,598
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		97,426	51,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$67,222	88,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:	Interest	$27,345	33,777
	Income taxes	$7,219	5,970

OPERATING ACTIVITY DISCLOSURE

In addition to net earnings of $14.727 million, the 2002 increase in net cash provided by operations is primarily the result of activity in mortgage loans held for sale. Loan origination activity was strong during the first six months, however, the balance of loans held for sale declined by $13.206 million due to the timing of when loan sales were completed. During the first six months of 2001, mortgage loans held for sale increased $12.014 million and other liabilities were reduced, partially offsetting this use of cash was net operating earnings of $9.522 million.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of June 30, 2002, December 31, 2001, and June 30, 2001, stockholders’ equity for the six months ended June 30, 2001 and the year ended December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2)	Organizational Structure:

The Company, headquartered in Kalispell, Montana, is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for nine wholly owned operating subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), Community First, Inc. (“CFI”), and Glacier Capital Trust I (“Glacier Trust”), all located in Montana, and Mountain West Bank (“Mountain West”) which is located in Idaho and Utah.

CFI provides full service brokerage services through Raymond James Financial Services, Inc.

The following abbreviated organizational chart illustrates the various relationships:

3)	Ratios:

Returns on average assets and average equity were calculated based on daily averages.

4)	Cash Dividend Declared:

On June 26, 2002, the Board of Directors declared a $.16 per share quarterly cash dividend to stockholders of record on July 9, 2002, payable on July 18, 2002.

5)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net earnings available to common stockholders, basic	$7,979,282	5,608,078	14,727,112	9,522,344
After tax effect of interest on convertible subordinated debentures	—	4,000	—	8,000

Net earnings available to common stockholders, diluted	$7,979,282	5,612,078	14,727,112	9,530,344

Average outstanding shares — basic	17,139,048	16,336,932	17,076,598	14,678,575
Add: Dilutive stock options	312,839	400,048	301,703	477,794
Convertible subordinated debentures	—	33,025	—	33,025

Average outstanding shares — diluted	17,451,887	16,770,005	17,378,301	15,189,394

Basic earnings per share	$0.47	0.34	0.86	0.65

Diluted earnings per share	$0.46	0.33	0.85	0.63

6)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investments is as follows:

INVESTMENTS AS OF JUNE 30, 2002

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	2.85%	$1,141	9	(2)	1,148

	2.85%	1,141	9	(2)	1,148

State and Local Governments and other issues:
maturing within one year	5.65%	3,654	74	—	3,728
maturing one year through five years	5.47%	11,173	236	(112)	11,297
maturing five years through ten years	5.67%	3,143	77	—	3,220
maturing after ten years	5.60%	191,098	4,179	(918)	194,359

	5.59%	209,068	4,566	(1,030)	212,604

Mortgage-Backed Securities	5.54%	106,191	2,245	(57)	108,379
Real Estate Mortgage Investment Conduits	5.83%	289,117	5,733	(200)	294,650

Total Available-for-Sale Investments	5.69%	$605,517	12,553	(1,289)	616,781

INVESTMENTS AS OF DECEMBER 31, 2001

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	2.77%	$1,330	12	(3)	1,339

	2.77%	1,330	12	(3)	1,339

State and Local Governments and other issues:
maturing within one year	3.25%	4,639	28	—	4,667
maturing one year through five years	5.36%	13,774	291	(65)	14,000
maturing five years through ten years	5.50%	2,349	57	(6)	2,400
maturing after ten years	5.81%	135,789	1,563	(1,722)	135,630

	5.67%	156,551	1,939	(1,793)	156,697

Mortgage-Backed Securities	6.08%	129,322	1,868	(126)	131,064
Real Estate Mortgage Investment Conduits	6.11%	218,470	2,941	(1,933)	219,478

Total Available for Sale Investments	5.96%	$505,673	6,760	(3,855)	508,578

7)	Loans

The following table summarizes the Company’s loan portfolio. The loans mature or are repriced at various times.

	At		At
	06/30/02		12/31/2001
TYPE OF LOAN
(Dollars in Thousands)	Amount	Percent	Amount	Percent

Real Estate Loans:
Residential first mortgage loans	$358,831	27.7%	$395,417	29.9%
Loans held for sale	14,196	1.1%	27,403	2.1%

Total	373,027	28.8%	422,820	32.0%
Commercial Loans:
Real estate	381,333	29.4%	379,346	28.7%
Other commercial loans	270,566	20.9%	241,811	18.3%

Total	651,899	50.3%	621,157	47.0%
Installment and Other Loans:
Consumer loans	130,855	10.1%	142,875	10.8%
Home equity loans	161,932	12.5%	156,140	11.8%

Total	292,787	22.6%	299,015	22.6%
Net deferred loan fees, premiums and discounts	(2,007)	-0.2%	(2,011)	-0.2%
Allowance for Losses	(19,941)	-1.5%	(18,654)	-1.4%

Net Loans	$1,295,765	100.0%	$1,322,327	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

	At	At
(Dollars in Thousands)	6/30/2002	12/31/2001

Non-accrual loans:
Mortgage loans	$3,677	4,044
Commercial loans	3,002	4,568
Consumer loans	522	620

Total	$7,201	9,232
Accruing Loans 90 days or more overdue:
Mortgage loans	537	818
Commercial loans	640	376
Consumer loans	137	243

Total	$1,314	1,437
Real estate and other assets owned, net	699	593

Total non-performing loans, and real estate and other assets owned, net	$9,214	11,262

As a percentage of total assets	0.43%	0.53%
Interest Income (1)	$274	658

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

The following table illustrates th eloan loss experience:

	Six months ended	Year ended
	June 30,	December 31,
(Dollars in Thousands)	2002	2001

Balance at beginning of period	$18,654	7,799
Charge offs:
Residential real estate	(494)	(677)
Commercial loans	(772)	(723)
Consumer loans	(672)	(2,029)

Total charge offs	$(1,938)	(3,429)

Recoveries:
Residential real estate	99	33
Commercial loans	165	266
Consumer loans	401	567

Total recoveries	$665	866

Chargeoffs, net of recoveries	(1,273)	(2,563)
Purchased reserve	—	8,893
Provision	2,560	4,525

Balance at end of period	$19,941	18,654

Ratio of net charge offs to average loans outstanding during the period	0.19%	0.20%

The following table summarizes the allocation of the allowance for loan losses:

	June 30, 2002		December 31, 2001

		Percent		Percent
		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category

Residential first mortgage	$2,517	28.3%	2,722	31.5%
Commercial real estate	6,319	29.0%	5,906	28.3%
Other commercial	7,369	20.5%	6,225	18.0%
Consumer	3,736	22.2%	3,801	22.2%

Totals	$19,941	100.0%	18,654	100.0%

8)	Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at June 30, 2002, according to the time remaining to maturity:

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals

Within three months	$34,990	351,987	386,977
Three to six months	19,727	—	19,727
Seven to twelve months	13,534	—	13,534
Over twelve months	13,563	—	13,563

Totals	$81,814	351,987	433,801

9)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

	June 30,	December 31,
(Dollars in thousands)	2002	2001

FHLB Advances
Amount outstanding at end of period	$406,603	367,295
Average balance	$385,472	349,023
Maximum outstanding at any month-end	$433,262	416,222
Weighted average interest rate	4.38%	5.24%
Repurchase Agreements:
Amount outstanding at end of period	$34,744	32,585
Average balance	$33,471	27,375
Maximum outstanding at any month-end	$41,113	37,814
Weighted average interest rate	1.73%	2.11%

10)	Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2002:

CONSOLIDATED	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital

GAAP Capital	$194,808	194,808	194,808
Less: Goodwill and intangibles	(40,233)	(40,233)	(40,233)
Accumulated other comprehensive gain on AFS securities	(6,816)	(6,816)	(6,816)
Less: Net unrealized loss on AFS equity securities	(32)	(32)	(32)
Plus: Allowance for loan losses	—	18,433	—
Trust preferred securities	35,000	35,000	35,000

Regulatory capital computed	$182,727	201,160	182,727

Risk weighted assets	$1,473,105	1,473,105

Total average assets			$2,092,097

Capital as % of defined assets	12.40%	13.66%	8.73%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	6.40%	3.66%	3.73%

11)	Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the six months
	ended June 30,		ended June 30,

Dollars in thousands	2002	2001	2002	2001

Net earnings	$7,979	5,608	14,727	9,522
Unrealized holding gain (loss) arising during the period	9,199	(1,345)	8,365	2,867
Tax (expense) benefit	(3,634)	560	(3,306)	(1,105)

Net after tax	5,565	(785)	5,059	1,762
Reclassification adjustment for gains included in net income	2	—	2	64
Tax expense	(1)	—	(1)	(25)

Net after tax	1	—	1	39
Net unrealized gain (loss) on securities	5,566	(785)	5,060	1,801

Total comprehensive earnings	$13,545	4,823	19,787	11,323

12)	Segment Information

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company’s operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as “Other” includes the Parent, non-bank units, and eliminations of transactions between segments. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

	Six months ended and as of June 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$18,656	17,018	13,661	12,453	6,285
Intersegment revenues	170	49	8	—	—
Expenses	13,989	13,174	11,070	10,878	5,007
Intercompany eliminations	—	—	—	—	—

Net income	$4,837	3,893	2,599	1,575	1,278

Total Assets	$477,718	449,117	388,613	361,026	169,094

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	6,417	4,183	95	78,768
Intersegment revenues	70	—	19,017	19,314
Expenses	5,327	3,168	1,428	64,041
Intercompany eliminations	—	—	(19,314)	(19,314)

Net income	1,160	1,015	(1,630)	14,727

Total Assets	176,176	124,319	(8,495)	2,137,568

	Six months ended and as of June 30, 2001

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$19,792	10,322	23,713	9,406	3,593
Intersegment revenues	459	11	8	192	—
Expenses	16,682	8,213	20,680	9,493	3,189
Intercompany eliminations	—	—	—	—	—

Net income	$3,569	2,120	3,041	105	404

Total Assets	$487,522	229,601	807,438	301,383	88,010

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	4,688	4,006	255	75,775
Intersegment revenues	66	6	12,659	13,401
Expenses	3,981	3,204	811	66,253
Intercompany eliminations	—	—	(13,401)	(13,401)

Net income	773	808	(1,298)	9,522

Total Assets	145,945	95,859	(21,662)	2,134,096

	Three months ended and as of June 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$9,499	8,536	6,809	6,503	3,066
Intersegment revenues	69	42	2	—	—
Expenses	7,001	6,554	5,408	5,547	2,399
Intercompany eliminations	—	—	—	—

Net income	$2,567	2,024	1,403	956	667

Total Assets	$477,718	449,117	388,613	361,026	169,094

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,270	2,128	30	39,841
Intersegment revenues	51	—	10,144	10,308
Expenses	2,711	1,574	668	31,862
Intercompany eliminations	—	—	(10,308)	(10,308)

Net income	610	554	(802)	7,979

Total Assets	176,176	124,319	(8,495)	2,137,568

	Three months ended and as of
	June 30, 2001

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$10,305	5,254	17,433	5,690	1,879
Intersegment revenues	148	1	8	49	—
Expenses	8,509	4,115	15,200	5,799	1,641
Intercompany eliminations	—	—	—	—	—

Net income	$1,944	1,140	2,241	(60)	238

Total Assets	$487,522	229,601	807,438	301,383	88,010

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	2,651	2,032	29	45,273
Intersegment revenues	35	3	7,415	7,659
Expenses	2,240	1,588	573	39,665
Intercompany eliminations	—	—	(7,659)	(7,659)

Net income	446	447	(788)	5,608

Total Assets	145,945	95,859	(21,662)	2,134,096

13)	Rate/Volume Analysis

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

	Six Months Ended June 30,
	2002 vs. 2001
	Increase (Decrease) due to:

(Dollars in Thousands)	Volume	Rate	Net

Interest Income
Real Estate Loans	$(913)	(1,004)	(1,917)
Commercial Loans	5,812	(4,431)	1,381
Consumer and Other Loans	556	(1,545)	(989)
Investment Securities	5,280	(2,318)	2,962

Total Interest Income	10,735	(9,298)	1,437
Interest Expense
NOW Accounts	238	(817)	(579)
Savings Accounts	274	(787)	(513)
Money Market Accounts	1,767	(3,186)	(1,419)
Certificates of Deposit	(292)	(4,880)	(5,172)
FHLB Advances	1,756	(2,227)	(471)
Other Borrowings and Repurchase Agreements	438	(476)	(38)

Total Interest Expense	4,181	(12,373)	(8,192)

Net Interest Income	$6,554	3,075	9,629

14)	Average Balance Sheet

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

	For the Six months ended 6-30-02			For the year ended 12-31-01

		Interest	Average		Interest	Average
AVERAGE BALANCE SHEET	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate

ASSETS
Real Estate Loans	$389,073	15,063	7.74%	$428,999	34,012	7.93%
Commercial Loans	627,319	23,081	7.42%	556,907	48,292	8.67%
Consumer and Other Loans	290,026	11,499	8.00%	292,732	25,528	8.72%

Total Loans	1,306,418	49,643	7.66%	1,278,638	107,832	8.43%
Investment Securities	620,196	16,942	5.46%	501,927	30,088	5.99%

Total Earning Assets	1,926,614	66,585	6.91%	1,780,565	137,920	7.75%

Non-Earning Assets	167,809			165,687

TOTAL ASSETS	$2,094,423			$1,946,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$204,046	399	0.39%	$183,399	1,758	0.96%
Savings Accounts	126,514	464	0.74%	102,736	1,855	1.81%
Money Market Accounts	339,964	3,496	2.07%	287,150	9,575	3.33%
Certificates of Deposit	511,466	9,756	3.85%	552,469	29,504	5.34%
FHLB Advances	385,473	8,366	4.38%	349,023	18,280	5.24%
Repurchase Agreements and Other Borrowed Funds	73,238	2,136	5.88%	66,658	4,574	6.86%

Total Interest Bearing Liabilities	1,640,701	24,617	3.03%	1,541,435	65,546	4.25%

Non-interest Bearing Deposits	236,299			216,238
Other Liabilities	30,790			27,847

Total Liabilities	1,907,790			1,785,520

Common Stock	171			157
Paid-In Capital	169,027			152,420
Retained Earnings	14,178			5,929
Accumulated Other Comprehensive Earnings	3,257			2,226

Total Stockholders’ Equity	186,633			160,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,094,423			$1,946,252

Net Interest Income		$41,968			$72,374

Net Interest Spread			3.88%			3.49%
Net Interest argin on average earning assets			4.36%			4.06%
Return on Average Assets			1.41%			1.11%
Return on Average Equity			15.78%			13.49%

15)	Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. However, goodwill recognized in connection with a branch acquisition will continue to be subject to provisions of Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 immediately, and Statement 142 and 144 effective January 1, 2002.

Statement 141 required upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (March 31, 2002). In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had up to six months from the date of adoption (June 30, 2002) to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption (January 1, 2002). This second step, if necessary, is required to be completed as soon as possible, but no later than the end of the year of adoption (December 31, 2002). Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

As of June 30, 2002, the Company has identified its reporting units as its banking subsidiaries and has allocated goodwill accordingly. Intangibles with definite useful lives have been re-assessed and the useful lives and residual values were determined to be adequate. Intangibles with indefinite useful lives have been tested for impairment loss. The Company estimated the fair value of each reporting unit, and determined that each unit’s fair value exceeds the carrying value of each reporting unit, and consequently no impairment is evident at this time. On an annual basis, prior to the end of the third quarter, the Company will revaluate the useful lives, residual value, and test goodwill for impairment, as required by Statement 142.

The following table sets forth information regarding the Company’s core deposit intangibles, amortizable goodwill, and mortgage servicing rights:

	As of June 30, 2002

	Core Deposit	Amortizable	Mortgage
(Dollars in thousands)	Intangible	Goodwill	Servicing Rights(1)	Total

Gross carrying value	$9,836	20,489
Accumulated Amortization	(2,295)	(1,491)

Net carrying value	$7,541	18,998	2,188	28,727

Weighted-Average amortization period (Period in years)	10.0	23.6	24.3	20.1
Aggregate Amortization Expense
For the three months ended June 30, 2002	$360	249	95	704
For the six months ended June 30, 2002	$721	498	186	1,405
Estimated Amortization Expense
For the year ended December 31, 2002	$1,439	995	300	2,734
For the year ended December 31, 2003	1,219	995	286	2,500
For the year ended December 31, 2004	1,011	995	272	2,278
For the year ended December 31, 2005	847	995	258	2,100
For the year ended December 31, 2006	779	995	244	2,018

(1)	Gross carrying value and accumulated amortization are not readily available

At June 30, 2002, the Company’s goodwill totaled $32.692 million, of which $13.694 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to Statement 142. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows.

	Balance	Goodwill	Amortization	Balance
	At	Adjustments	for six months	At
(Dollars in thousands)	12/31/2001	2002(1)	ended 6/30/02	6/30/2002

Parent	$2,151	—	—	2,151
Glacier Bank	4,074	9	(59)	4,024
First Security	3,796	—	—	3,796
Western	4,193	(329)	—	3,864
Mountain	16,818	—	(439)	16,379
Big Sky	1,752	—	—	1,752
Valley	726	—	—	726
Whitefish	—	—	—	—

	$33,510	(320)	(498)	32,692

(1)	Adjustments are purchase accounting adjustments related to the WesterFed Financial Corporation acquisition on February 28, 2001.

The following pro forma information presents the consolidated results of operations as if the adoption of Statement 142 had occurred on January 1, 2001. The table is for comparison purposes only:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(Dollars in thousands)	2002	2001	2002	2001

Reported net income	$7,979	5,608	14,727	9,522
Add back goodwill amortization, net of tax	—	161	—	241

Adjusted net income	$7,979	5,769	14,727	9,763

	For the Three Months Ended June 30,

	2002		2001

	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS

Reported net income	$0.47	0.46	0.34	0.33
Add back goodwill amortization, net of tax	—	—	0.01	0.01

Adjusted net income	$0.47	0.46	0.35	0.34

	For the Six Months Ended June 30,

	2002		2001

	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS

Reported net income	$0.86	0.85	0.65	0.63
Add back goodwill amortization, net of tax	—	—	0.02	0.01

Adjusted net income	$0.86	0.85	0.67	0.64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

This section discusses the changes in Statement of Financial Condition items from June 30, 2001 and December 31, 2001, to June 30, 2002.

Assets
($ in thousands)

				$ change from	$ change from
	June 30,	December 31,	June 30,	December 31,	June 30,
	2002	2001	2001	2001	2001

Cash on hand and in banks	$59,812	73,456	69,446	(13,644)	(9,634)
Investment securities and interest bearing deposits	624,191	532,548	527,730	91,643	96,461
Loans:
Real estate	372,318	421,996	484,959	(49,678)	(112,641)
Commercial and Agricultural	650,749	620,134	590,021	30,615	60,728
Consumer	292,639	298,851	317,289	(6,212)	(24,650)

Total loans	1,315,706	1,340,981	1,392,269	(25,275)	(76,563)
Allowance for loan losses	(19,941)	(18,654)	(18,465)	(1,287)	(1,476)

Total loans net of allowance for loan losses	1,295,765	1,322,327	1,373,804	(26,562)	(78,039)

Other assets	157,800	157,416	163,116	384	(5,316)

Total Assets	$2,137,568	2,085,747	2,134,096	51,821	3,472

At June 30, 2002 total assets were $2.138 billion which is nearly the same level as June 30, 2001 assets of $2.134 billion, and is an increase of $51.821 million from December 31, 2001.

Total loans, net of the reserve for loan losses, have decreased $78 million from June 30, 2001, with $26 million of the decrease occurring during the six months in 2002. With lower interest rates during the past year a large number of real estate loans have been refinanced, which coupled with our decision to sell the majority of the real estate loan production, has resulted in a reduction in real estate loans of $113 million, of which $50 million occurred in 2002. Commercial loans have increased $61 million, with approximately $30 million of the growth in 2002, and continue to be the lending focus. Consumer loans have declined $25 million with a significant portion of the decline attributed to the runoff in the WesterFed Financial Corporation dealer originated consumer loans. We have curtailed the origination and purchase of these loan types and are focusing on home-equity loans for the consumer loan portfolio.

Investment securities, excluding interest bearing deposits in other financial institutions, have increased $108 million. Much of the cash received from the reduction in real estate loans has been redeployed in mortgage related investment securities with characteristics that result in less interest rate risk than retaining 30 year loans.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of increases in interest rates of holding long-term, fixed rate loans in the loan portfolio. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on June 30, 2002 was approximately $265 million.

Liabilities
($ in thousands)

				$ change from	$ change from
	June 30,	December 31,	June 30,	December 31,	June 30,
	2002	2001	2001	2001	2001

Deposits — non-interest bearing	$256,519	234,318	231,007	22,201	25,512
Deposits — interest bearing	1,175,893	1,211,746	1,212,343	(35,853)	(36,450)
Advances from Federal Home Loan Bank	406,603	367,295	416,222	39,308	(9,619)
Other borrowed funds	43,201	33,645	42,221	9,556	980
Other liabilities	25,544	26,760	31,943	(1,216)	(6,399)
Trust preferred securities	35,000	35,000	35,000	—	—

Total liabilities	$1,942,760	1,908,764	1,968,736	33,996	(25,976)

Total deposits have decreased $11 million from the June 30, 2001 balances, and are down $14 million from December 31, 2001. Non-interest bearing deposits are up $26 million, or 11 percent, and interest-bearing deposits are down $36 million, or 3 percent from June 30, 2001. The majority of the change in deposits has occurred since December 31, 2002. Much of the decline in interest-bearing deposits is the result of pricing strategies in the low interest rate environment. Federal home loan bank advances, other borrowed funds, and repurchase agreements, have also decreased $9 million. Other liabilities is comprised of accrued interest payable, current and deferred tax liability, merger related liabilities, and other miscellaneous liabilities. The decrease of $7 million, or 20 percent, of other liabilities is primarily the result of the decrease in accrued interest payable, which occurred due to a decrease in interest-bearing liabilities outstanding and a decrease in interest rates. In addition, merger related liabilities have been paid.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.

The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of June 30, 2002, the Company had $733 million of available FHLB line of which $407 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2002, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and operational needs.

Stockholders’ equity
($ in thousands except per share data)

				$ change from	$ change from
	June 30,	December 31,	June 30,	December 31,	June 30,
	2002	2001	2001	2001	2001

Common equity	$187,992	175,227	163,301	12,765	24,691
Net unrealized gain on securities	6,816	1,756	2,059	5,060	4,757

Total stockholders’ equity	$194,808	176,983	165,360	17,825	29,448

Stockholders’ equity to total assets	9.11%	8.49%	7.75%
Tangible equity to total assets	7.37%	6.62%	5.78%
Book value per common share	$11.34	10.49	9.95	0.85	1.39
Tangible book value per common share	$9.00	8.01	7.27	0.99	1.73

Each of the equity ratios and book value per share amounts have increased substantially from the prior year and December 31, 2001, primarily the result of earnings retention, stock options exercised, and net unrealized gains on securities. Our equity to asset ratio is near historic highs for the Company. The increase in net unrealized gains on securities is a result of the overall market performance.

Credit quality information ($ in thousands)

	June 30,	March 31,	December 31,	June 30,
	2002	2002	2001	2001

Allowance for loan losses	$19,941	19,498	18,654	18,465
Non-performing assets	$9,214	12,766	11,262	11,918
Allowance as a percentage of non performing assets	216.42%	152.73%	165.64%	154.93%
Non-performing assets as a percentage of total assets	0.43%	0.61%	0.53%	0.55%
Allowance as a percentage of total loans	1.52%	1.50%	1.39%	1.32%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at June 30, 2002 were .43 percent versus .55 percent at the same time last year, which compares to the Peer Group average of .62 percent at March 31, 2002, the most recent information available. The allowance for loan losses was 216 percent of non-performing assets at June 30, 2002, up from 155 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan losses account. The allowance balance has increased $1.476 million, or 8 percent, to $19.941 million. Allowance as a percentage of total loans is 1.52 percent, up from 1.32 percent a year ago and 1.39 percent at December 31, 2001. The provision for loan losses was $2.560 million which is an increase of $137 thousand over the first six months in 2001. Net charged off loans as a percentage of loans outstanding were .097 for the first six months of 2002 which is up from .046 during the same period in 2001. The 2002 charge off rate is about the same level as the charge off rate of .20 for the full 2001 year.

Results of Operations — The three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Revenue summary
($ in thousands)

	Three months ended June 30,

	2002	2001	$ change	% change

Net interest income	$21,601	19,237	2,364	12.3%
Fees and other revenue:
Service charges, loan fees, and other fees	4,625	4,619	6	0.1%
Gain on sale of loans	1,175	943	232	24.6%
Other income	534	938	(404)	-43.1%

Total non-interest income	6,334	6,500	(166)	-2.6%

Total revenue	$27,935	25,737	2,198	8.5%

Net interest margin	4.57%	3.97%

Net Interest Income

Net interest income for the quarter increased $2.364 million, or 12 percent, over the same period in 2001. Total interest income is $5.266 million, or 14 percent lower than the same quarter in 2001, while total interest expense is $7.630 million, or 39 percent lower. The increase in non-interest bearing deposits and the decrease in interest bearing deposits contributed to the reduced interest expense. Lower interest rates in 2002 have also reduced interest income and interest expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, increased from 4.0 percent for the 2001 quarter to 4.6 percent in the quarter ended June 30, 2002. The ratio also is an increase from the 4.4 percent for the quarter ended March 31, 2002.

Non-interest Income

Fee income from operations was approximately the same amount in the second quarter of 2002 as in 2001. Gain on sale of loans increased $232 thousand, or 25 percent, resulting from increased real estate loan originations. Included in other income in 2001 was a $511 thousand gain-on-sale of the Glacier Bank Cut Bank branch office, as a result other income was $404 thousand lower in the second quarter of 2002.

Non-interest expense summary
($ in thousands)

	Three months ended June 30,

	2002	2001	$ change	% change

Compensation and employee benefits	$7,533	6,908	625	9.0%
Occupancy and equipment expense	2,324	2,531	(207)	-8.2%
Outsourced data processing expense	515	976	(461)	-47.2%
Core deposit intangible amortization	360	406	(46)	-11.3%
Goodwill amortization(a)	249	513	(264)	-51.5%
Other expenses	3,610	3,882	(272)	-7.0%

Total non-interest expense	$14,591	15,216	(625)	-4.1%

(a)	2001 amortization would have been $254 thousand if current accounting rules for goodwill amortization had been in place. See footnote 15 for additional information.

Non-interest Expense

Non-interest expense decreased by $625 thousand, or 4 percent, from the same quarter of 2001. However, 2001 includes $480 thousand in merger and conversion expense, so non-interest expense from operations is at a similar level as last year. During the third quarter of 2001 the data processing functions for Western Security Bank were converted to our in-house system. This has reduced the outsourced data processing costs and increased compensation and benefits expense. Compensation and benefit expense has increased $625 thousand, or 9 percent from the second quarter of 2001. Intangible asset amortization in the form of core deposit and goodwill was $360 thousand and $249 thousand, respectively, which is a decrease of $310 thousand from the prior year, primarily the result of the adoption of Statement of Financial Accounting Standard 142, see footnote 15 for further information. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the second 2002 quarter which is an improvement over the 59 percent for the second quarter in 2001.

Results of Operations — The six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Revenue summary
($ in thousands)

	Six months ended June 30,

	2002	2001	$ change	% change

Net interest income	$41,968	32,339	9,629	29.8%
Fees and other revenue:
Service charges, loan fees, and other fees	8,631	7,755	876	11.3%
Gain on sale of loans	2,272	1,410	862	61.1%
Other income	1,280	1,462	(182)	-12.4%

Total non-interest income	12,183	10,627	1,556	14.6%

Total revenue	$54,151	42,966	11,185	26.0%

Net interest margin	4.48%	4.01%

Net Interest Income

Net interest income for the six months was $41.968 million, an increase of $9.629 million, or 30 percent over the same six months of 2001. The WesterFed acquisition on February 28, 2001, and the Idaho and Utah branch acquisitions in March 2001 are the primary reasons for the increase. Interest income has increased $1.437 million, or 2 percent, while interest expense has declined $8.192 million, or 25 percent. The increase in non-interest bearing deposits and decrease in interest bearing deposits, and significant reductions in rates paid on deposits and borrowed funds, are the primary reasons for the decreased interest expense. As a percentage of earning assets, on a tax equivalent basis, the year-to-date interest margin has improved from 4.0 percent to 4.5 percent.

Non-interest Income

Fee income increased $876 thousand, or 11 percent, primarily the result of the acquisition in the later part of the first quarter in 2001. Gain on sale of loans increased $862 thousand, or 61 percent, resulting from increased loan originations. Mortgage interest rates have been very attractive to consumers during the past year. Included in other income in 2001 was a $511 thousand gain-on-sale of the Glacier Bank Cut Bank branch office, as a result other income was $182 thousand lower this year.

Non-interest expense summary
($ in thousands)

	Six months ended June 30,

	2002	2001	$ change	% change

Compensation and employee benefits	$15,315	12,165	3,150	25.9%
Occupancy and equipment expense	4,625	3,990	635	15.9%
Outsourced data processing expense	961	1,237	(276)	-22.3%
Core deposit intangible amortization	721	574	147	25.6%
Goodwill amortization(a)	498	737	(239)	-32.4%
Other expenses	7,085	7,028	57	0.8%

Total non-interest expense	$29,205	25,731	3,474	13.5%

(a)	2001 amortization would have been $351 thousand if current accounting rules for goodwill amortization had been in place. See footnote 15 for additional information.

Non-interest Expense

Non-interest expense increased $3.474 million, or 14 percent, over 2001. However, 2001 also includes $886 thousand in merger and conversion expense, so non-interest expense from operations has increased $4.360 million over last year. The 2001 acquisitions are much of the reason for this increase. During the third quarter of 2001 the data processing functions for Western Security Bank were converted to the in-house system. This has reduced the outsourced data processing costs and increased compensation and benefits expense. Intangible asset amortization in the form of core deposit and goodwill was $721 thousand and $498 thousand, respectively, which is an increase of $147 thousand in core deposit amortization, and a decrease of $239 thousand in goodwill amortization, primarily the result of the adoption of Statement of Financial Accounting Standard 142, see footnote 15 for additional information. The efficiency ratio in 2002 is 54 percent which is an improvement over the 60 percent ratio in 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk:

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

Interest Rate Risk:

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company’s NII sensitivity analysis as of December 31, 2001, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no significant changes in operation or the market that would materially affect the estimated sensitivity. The table illustrates the estimated change in net interest income over a twelve month period based on the six months activity ended June 30, 2002.

Interest Rate Sensitivity	+200 bp	-200 bp

Estimated sensitivity	-3.20%	0.77%
Estimated increase (decrease) in net interest income	$(2,686)	646

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

At the April 24, 2002 annual meeting of shareholders held in Kalispell, Montana, three proposals were voted on. The first proposal was for the election of directors, the second was the for the approval of an amendment to the 1995 employee stock option plan that would increase the number of shares available by 1,000,000 to an aggregate of 2,107,779 shares, and the third was for the approval of an amendment to the 1994 directors’ stock option plan that would increase the number of shares available by 500,000 to an aggregate of 690,750 shares. Following is a tabulation of the results:

Proposal One — Election of Directors

Name	For	Abstain/Against

Michael J. Blodnick	13,783,065	965,559
Allen J. Fetscher	14,341,255	407,369
Fred J. Flanders	14,391,885	356,739
Jon W. Hippler	14,507,894	240,630

Proposal Two — Amendment to the 1995 employee stock option plan

For	Against	Abstain

9,254,570	1,040,628	124,349

Proposal Three — Amendment to the 1994 director stock option plan

For	Against	Abstain

9,254,107	996,872	168,568

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 99 — Certification of Chief Executive Officer and Chief Financial Officer

(b)	Current Report on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
August 12, 2002	By:	/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO
August 12, 2002	By:	/s/ James H. Strosahl

James H. Strosahl Executive Vice President/CFO