Form 10-Q
period 2002-09-30
GLACIER BANCORP INC
filed 2002-11-12
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

The number of shares of Registrant’s common stock outstanding on November 5th, 2002 was 17,236,312. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Index

			Page #

Part I.		Financial Information

	Item 1 —	Financial Statements

		Consolidated Statements of Financial Condition September 30, 2002, December 31, and September 30, 2001 (unaudited)	3

		Consolidated Statements of Operations — Three and Nine months ended September 30, 2002 and 2001 (unaudited)	4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Year ended December 31, 2001 and Nine months ended September 30, 2002 (unaudited)	5

		Consolidated Statements of Cash Flows — Nine months ended September 30, 2002 and 2001 (unaudited)	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3 —	Quantitative and Qualitative Disclosure about Market Risk	25

	Item 4 —	Controls and Procedures	26

Part II.		Other Information	26

	Item 1 —	Legal Proceedings	26

	Item 2 —	Changes in Securities and Use of Proceeds	27

	Item 3 —	Defaults Upon Senior Securities	27

	Item 4 —	Submission of Matters to a Vote of Security Holders	27

	Item 5 —	Other Information	27

	Item 6 —	Exhibits and Reports on Form 8-K	27

	Signatures		27

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

(Unaudited – dollars in thousands except per share data)	September 30,	December 31,	September 30,

	2002	2001	2001
Assets:
Cash on hand and in banks	$62,723	73,456	64,064
Interest bearing cash deposits	18,690	23,970	9,790

Cash and cash equivalents	81,413	97,426	73,854

Investments:
Investment securities, available–for–sale	233,229	158,036	154,721
Mortgage backed securities, available–for–sale	421,966	350,542	346,019
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	42,128	37,007	36,076

Total investments	697,323	545,585	536,816

Net loans receivable:
Real estate loans	383,890	421,996	441,232
Commercial Loans	674,139	620,134	627,110
Consumer and other loans	291,164	298,851	308,010
Allowance for loan losses	(21,342)	(18,654)	(18,528)

Total loans, net	1,327,851	1,322,327	1,357,824

Premises and equipment, net	47,524	50,566	52,071
Real estate and other assets owned, net	852	593	727
Accrued interest receivable	13,447	12,409	14,388
Core deposit intangible, net	7,181	8,261	8,630
Goodwill	33,189	33,510	35,381
Other assets	15,034	15,070	15,274

	$2,223,814	2,085,747	2,094,965

Liabilities and stockholders’ equity:
Deposits – non-interest bearing	$292,653	234,318	244,450
Deposits – interest bearing	1,206,000	1,211,746	1,209,469
Advances from Federal Home Loan Bank of Seattle	402,367	367,295	360,654
Securities sold under agreements to repurchase	33,572	32,585	29,392
Other borrowed funds	16,799	1,060	12,020
Accrued interest payable	6,291	9,179	10,657
Current income taxes	1,642	95	3,371
Deferred tax liability	8,240	1,780	2,685
Trust preferred securities	35,000	35,000	35,000
Other liabilities	15,058	15,706	15,672

Total liabilities	2,017,622	1,908,764	1,923,370

Preferred shares, 1,000,000 shares authorized. None outstanding	--	--	--
Common stock, $.01 par value per share
50,000,000 shares authorized	172	169	167
Paid–in capital	171,457	167,371	163,384
Retained earnings – substantially restricted	22,912	7,687	3,761
Accumulated other comprehensive income	11,651	1,756	4,283

Total stockholders' equity	206,192	176,983	171,595

	$2,223,814	2,085,747	2,094,965

Number of shares outstanding	17,223,574	16,874,422	16,728,482
Book value of equity per share	$11.97	10.49	10.26
Tangible book value per share	$9.63	8.01	7.63

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Operations

(unaudited – dollars in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Interest income:
Real estate loans	$7,190	9,332	22,253	26,313
Commercial loans	12,007	12,824	35,088	34,524
Consumer and other loans	5,643	6,733	17,142	19,221
Investments	8,989	8,211	25,931	22,080

Total interest income	33,829	37,100	100,414	102,138

Interest expense:
Deposits	6,429	11,452	20,544	33,250
FHLB Advances	4,189	5,212	12,555	14,049
Securities sold under agreements to repurchase	144	266	433	791
Trust preferred securities	904	904	2,711	2,410
Other borrowed funds	32	67	72	210

Total interest expense	11,698	17,901	36,315	50,710

Net interest income	22,131	19,199	64,099	51,428
Provision for loan losses	1,665	1,006	4,225	3,429

Net interest income after provision for loan losses	20,466	18,193	59,874	47,999

Non–interest income:
Service charges and other fees	3,726	3,270	10,332	9,009
Miscellaneous loan fees and charges	1,031	995	3,056	2,728
Gains on sale of loans	1,225	1,111	3,497	2,766
Gains on sale of investments, net	—	24	2	88
Other income	475	395	1,753	2,085

Total non–interest income	6,457	5,795	18,640	16,676

Non–interest expense:
Compensation, employee benefits
and related expenses	7,541	7,392	22,856	20,182
Occupancy and equipment expense	2,340	2,187	6,965	6,147
Outsourced data processing expense	547	707	1,508	2,007
Core deposit intangibles amortization	359	383	1,080	957
Goodwill amortization	—	492	—	1,229
Other expenses	3,209	3,948	10,294	10,427
Minority interest	—	—	—	35

Total non–interest expense	13,996	15,109	42,703	40,984

Earnings before income taxes	12,927	8,879	35,811	23,691

Federal and state income tax expense	4,311	3,172	12,170	8,462

Net earnings	$8,616	5,707	23,641	15,229

Basic earnings per share	$0.50	0.34	1.38	0.99
Diluted earnings per share	$0.49	0.33	1.36	0.96
Dividends declared per share	$0.17	0.15	0.49	0.45
Return on average assets (annualized)	1.58%	1.06%	1.48%	1.06%
Return on average equity (annualized)	17.03%	13.50%	16.42%	13.41%
Return on tangible average equity (annualized)	21.32%	18.09%	20.94%	17.91%
Average outstanding shares – basic	17,209,487	16,676,275	17,120,894	15,344,475
Average outstanding shares – diluted	17,501,540	17,078,578	17,420,288	15,828,650

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2001 and Nine months ended September 30, 2002

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp–	stock–
			Paid–in	substantially	rehensive	holders’
(Unaudited – dollars in thousands except per share data)	Shares	Amount	capital	restricted	income	equity

Balance at December 31, 2000	11,447,150	$114	101,828	(4,087)	258	98,113

Comprehensive income:
Net earnings	—	—	—	21,689	—	21,689
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,498	1,498

Total comprehensive income						23,187

Cash dividends declared ($.60 per share)	—	—	—	(9,915)	—	(9,915)
Stock options exercised	864,571	9	6,755	—	—	6,764
Tax benefit from stock related compensation	—	—	2,778	—	—	2,778
Conversion of debentures	32,239	1	341	—	—	342
Stock issued in connection with merger of WesterFed Financial Corporation	4,530,462	45	55,669	—	—	55,714

Balance at December 31, 2001	16,874,422	$169	167,371	7,687	1,756	176,983

Comprehensive income:
Net earnings	—	—	—	23,641	—	23,641
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	9,895	9,895

Total comprehensive income						33,536

Cash dividends declared ($.49 per share)	—	—	—	(8,416)	—	(8,416)
Stock options exercised	349,152	3	4,086	—	—	4,089

Balance at September 30, 2002	17,223,574	$172	171,457	22,912	11,651	206,192

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands except per share data)	Nine months ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net cash provided by operating activities	$17,671	11,660

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of
investments available–for–sale	146,080	158,134
Purchases of investments available–for–sale	(280,008)	(256,425)
Principal collected on installment and commercial loans	422,530	272,133
Installment and commercial loans originated or acquired	(468,848)	(352,595)
Principal collections on mortgage loans	186,291	245,170
Mortgage loans originated or acquired	(136,293)	(170,680)
Net purchase of FHLB and FRB stock	(3,583)	(3,490)
Acquisition of WesterFed Financial Corporation and several branches	—	107,239
Sale of branches	—	(53,131)
Net decrease in premises and equipment	91	541

NET CASH USED IN INVESTING ACTIVITIES	(133,740)	(53,104)

FINANCING ACTIVITIES:
Net increase in deposits	52,589	26,404
Net increase in FHLB advances and other borrowed funds	50,810	6,194
Net increase (decrease) in securities sold under repurchase agreements	987	(3,336)
Proceeds from issuance of trust preferred securities	—	35,000
Cash dividends paid to stockholders	(8,416)	(6,645)
Proceeds from exercise of stock options and other stock issued	4,086	5,895

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,056	63,512

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,013)	22,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,426	51,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,413	73,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$39,203	52,230
Income taxes	$10,619	6,101

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.‘s (the “Company”) financial condition as of September 30, 2002, December 31, 2001, and September 30, 2001, stockholders’ equity for the nine months ended September 30, 2002 and the year ended December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2)	Organizational Structure:

The Company, headquartered in Kalispell, Montana, is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for nine wholly owned subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), Community First, Inc. (“CFI”), and Glacier Capital Trust I (“Glacier Trust”), all located in Montana, and Mountain West Bank (“Mountain West”) which is located in Idaho and Utah. The Company does not have any off-balance sheet entities.

CFI provides full service brokerage services through Raymond James Financial Services, Inc.

The following abbreviated organizational chart illustrates the various relationships:

3)	Ratios:

Returns on average assets and average equity were calculated based on daily averages.

4)	Cash Dividend Declared:

September 25, 2002, the Board of Directors declared a $.17 per share quarterly cash dividend to stockholders of record on October 8, 2002, payable on October 17, 2002.

5)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net earnings available to common
stockholders, basic	$8,616,194	5,707,016	23,641,308	15,229,360
After tax effect of interest on
convertible subordinated debentures	—	4,000	—	12,000

Net earnings available to common
stockholders, diluted	$8,616,194	5,711,016	23,641,308	15,241,360

Average outstanding shares - basic	17,209,487	16,676,275	17,120,894	15,344,475
Add: Dilutive stock options	292,053	369,278	299,394	451,150
Convertible subordinated debentures	—	33,025	—	33,025

Average outstanding shares - diluted	17,501,540	17,078,578	17,420,288	15,828,650

Basic earnings per share	$0.50	0.34	1.38	0.99

Diluted earnings per share	$0.49	0.33	1.36	0.96

6)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investments is as follows. All investments are held at market value, except the Federal Home Loan Bank of Seattle (FHLB) and Federal Reserve Bank (FRB) stock. The FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to the restrictive terms, and lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

INVESTMENTS AS OF SEPTEMBER 30, 2002

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.58%	$1,104	9	(2)	1,111

	3.58%	1,104	9	(2)	1,111

State and Local Governments and other issues:
maturing within one year	5.68%	2,148	52	—	2,200
maturing one year through five years	5.48%	11,293	52	(118)	11,427
maturing five years through ten years	5.69%	3,127	120	—	3,247
maturing after ten years	5.54%	206,161	9,635	(552)	215,244

	5.54%	222,729	10,059	(670)	232,118

Mortgage-Backed Securities	5.63%	94,644	2,673	(36)	97,281

Real Estate Mortgage Investment Conduits	5.32%	317,462	7,361	(138)	324,685

FHLB and FRB stock, at cost	6.00%	42,128	—	—	42,128

Total Investments	5.47%	$678,067	20,102	(846)	697,323

INVESTMENTS AS OF DECEMBER 31, 2001

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	2.77%	$1,330	12	(3)	1,339

	2.77%	1,330	12	(3)	1,339

State and Local Governments and other issues:
maturing within one year	3.25%	4,639	28	—	4,667
maturing one year through five years	5.36%	13,774	291	(65)	14,000
maturing five years through ten years	5.50%	2,349	57	(6)	2,400
maturing after ten years	5.81%	135,789	1,563	(1,722)	135,630

	5.67%	156,551	1,939	(1,793)	156,697

Mortgage-Backed Securities	6.08%	129,322	1,868	(126)	131,064

Real Estate Mortgage Investment Conduits	6.11%	218,470	2,941	(1,933)	219,478

FHLB and FRB stock, at cost	6.82%	37,007	—	—	37,007

Total Investments	6.01%	$542,680	6,760	(3,855)	545,585

Gross proceeds from sales of investment securities for the three months and nine months ended September 30, 2002 and year ended December 31, 2001 were $0, $24,428,000, and $86,311,000, respectively, resulting in gross gains of approximately $0, $215,000, and $71,000 and gross losses of approximately $0, $213,000, and $7,000. The cost of any investment sold is determined by specific identification.

7)	Loans

The following table summarizes the Company’s loan portfolio. The loans mature or are repriced at various times.

	At		At
TYPE OF LOAN	09/30/02		12/31/2001

(Dollars in Thousands)	Amount	Percent	Amount	Percent

Real Estate Loans:
Residential first mortgage loans	$3543,786	25.9%	$395,417	29.9%
Loans held for sale	40,832	3.1%	27,403	2.1%

Total	384,618	29.0%	422,820	32.0%
Commercial Loans:
Real estate	395,995	29.8%	379,346	28.7%
Other commercial loans	279,300	21.0%	241,811	18.3%

Total	675,295	50.8%	621,157	47.0%
Installment and Other Loans:
Consumer loans	122,084	9.2%	142,875	10.8%
Home equity loans	169,199	12.7%	156,140	11.8%

Total	291,283	21.9%	299,015	22.6%
Net deferred loan fees, premiums and discounts	(2,003)	-0.1%	(2,011)	-0.2%
Allowance for Losses	(21,342)	-1.6%	(18,654)	-1.4%

Net Loans	$1,327,851	100.0%	$1,322,327	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

	At	At
(Dollars in Thousands)	9/30/2002	12/31/2001

Non–accrual loans:
Mortgage loans	$2,293	4,044
Commercial loans	5,508	4,568
Consumer loans	573	620

Total	$8,674	9,232
Accruing Loans 90 days or more overdue:
Mortgage loans	707	818
Commercial loans	471	376
Consumer loans	256	243

Total	$1,434	1,437
Real estate and other assets owned, net	852	593

Total non–performing loans, and real estate and other assets owned, net	$10,960	11,262

As a percentage of total assets	0.49%	0.53%
Interest Income (1)	$486	658

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non–performing basis for the nine months ended September 30, 2002 and the year ended December 31, 2001, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS	Nine months ended	Year ended
	September 30,	December 31,
(Dollars in Thousands)	2002	2001

Balance at beginning of period	$18,654	7,799
Charge offs:
Residential real estate	(680)	(677)
Commercial loans	(1,039)	(723)
Consumer loans	(916)	(2,029)

Total charge offs	$(2,635)	(3,429)

Recoveries:
Residential real estate	254	33
Commercial loans	261	266
Consumer loans	583	567

Total recoveries	$1,098	866

Chargeoffs, net of recoveries	(1,537)	(2,563)
Purchased reserve	—	8,893
Provision	4,225	4,525

Balance at end of period	$21,342	18,654

Ratio of net charge offs to average loans outstanding during the period	0.16%	0.20%

The following table summarizes the allocation of the allowance for loan losses:

	September 30, 2002		December 31, 2001

		Percent		Percent
		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category

Residential first mortgage	$2,604	28.4%	2,722	31.5%
Commercial real estate	6,859	29.3%	5,906	28.3%
Other commercial	7,945	20.7%	6,225	18.0%
Consumer	3,934	21.6%	3,801	22.2%

Totals	$21,342	100.0%	18,654	100.0%

8)	Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2002, according to the time remaining to maturity:

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals

Within three months	$24,794	388,550	413,344
Three to six months	16,483	—	16,483
Seven to twelve months	20,065	—	20,065
Over twelve months	16,139	—	16,139

Totals	$77,481	388,550	466,031

9)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

	September 30,	December 31,
(Dollars in thousands)	2002	2001

FHLB Advances
Amount outstanding at end of period	$402,367	367,295
Average balance	$394,270	349,023
Maximum outstanding at any month–end	$433,262	416,222
Weighted average interest rate	4.26%	5.24%
Repurchase Agreements:
Amount outstanding at end of period	$33,572	32,585
Average balance	$33,685	27,375
Maximum outstanding at any month–end	$41,113	37,814
Weighted average interest rate	1.72%	2.11%

10)	Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2002:

CONSOLIDATED
	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital

GAAP Capital	$206,192	206,192	206,192
Less: Goodwill and intangibles	(40,370)	(40,370)	(40,370)
Accumulated other comprehensive gain on AFS securities	(11,651)	(11,651)	(11,651)
Plus: Allowance for loan losses	—	18,887	—
Trust preferred securities	35,000	35,000	35,000
Other Adjustments	—	110	—

Regulatory capital computed	$189,171	208,168	189,171

Risk weighted assets	$1,508,540	1,508,540

Total average assets			$2,127,792

Capital as % of defined assets	12.54%	13.80%	8.89%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	6.54%	3.80%	3.89%

11)	Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the six months
	ended September 30,		ended September 30,

Dollars in thousands	2002	2001	2002	2001

Net earnings	$8,616	5,707	23,641	15,229
Unrealized holding gain arising during the period	7,989	3,694	16,354	6,561
Tax expense	(3,153)	!1,485)	(6,460)	(2,590)

Net after tax	4,836	2,209	9,894	3,971
Reclassification adjustment for gains included in net income	—	24	2	88
Tax expense	—	(9)	(1)	(34)

Net after tax	—	15	1	54
Net unrealized gain on securities	4,836	2,224	9,895	4,025

Total comprehensive earnings	$13,452	7,931	33,536	19,254

12)	Segment Information

The Company evaluates segment performance internally based on individual bank charters, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company’s operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as “Other” includes the Parent, non-bank units, and eliminations of transactions between segments. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

	Nine months ended and as of September 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$28,245	25,651	20,423	18,920	9,517
Intersegment revenues	247	82	8	—	—
Expenses	20,882	19,723	16,338	16,041	7,485
Intercompany eliminations	—	—	—	—	—

Net income	$7,610	6,010	4,093	2,879	2,032

Total Assets	$486,924	481,290	399,316	387,089	175,368

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	9,720	6,360	218	119,054
Intersegment revenues	103	—	29,867	30,307
Expenses	8,201	4,762	1,981	95,413
Intercompany eliminations	—	—	(30,307)	(30,307)

Net income	1,622	1,598	(2,203)	23,641

Total Assets	1821,356	123,551	(12,065)	2,223,829

	Nine months ended and as of September 30, 2001

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$30,584	18,552	33,079	15,278	6,723
Intersegment revenues	937	14	169	192	2
Expenses	25,707	14,743	29,476	15,108	5,756
Intercompany eliminations	—	—	—	—	—

Net income	$5,814	3,823	3,772	362	969

Total Assets	$528,848	422,687	381,994	318,159	166,879

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	8,074	6,255	270	118,815
Intersegment revenues	125	14	20,216	21,669
Expenses	6,870	4,995	931	103,586
Intercompany eliminations	—	—	(21,669)	(21,669)

Net income	1,329	1,274	(2,114)	15,229

Total Assets	165,859	122,991	(12,452)	2,094,965

	Three months ended and as of September 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$9,589	8,633	6,762	6,467	3,232
Intersegment revenues	77	33	—	—	—
Expenses	6,929	6,549	5,268	5,425	2,478
Intercompany eliminations	—	—	—	—

Net income	$2,737	2,117	1,494	1,042	754

Total Assets	$486,924	481,290	399,316	387,089	175,368

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,303	2,177	123	40,286
Intersegment revenues	33	—	10,850	10,993
Expenses	2,874	1,594	553	31,670
Intercompany eliminations	—	—	(10,993)	(10,993)

Net income	462	583	(573)	8,616

Total Assets	182,356	123,551	(12,065)	2,223,829

	Three months ended and as of September 30, 2001

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$10,792	8,230	9,366	5,872	3,130
Intersegment revenues	478	3	161	—	2
Expenses	9,025	6,530	8,796	5,615	2,567
Intercompany eliminations	—	—	—	—	—

Net income	$2,245	1,703	731	257	565

Total Assets	$528,848	422,687	381,994	318,159	166,879

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,386	2,249	(130)	42,895
Intersegment revenues	59	8	7,557	8,268
Expenses	2,889	1,791	(25)	37,188
Intercompany eliminations	—	—	(8,268)	(8,268)

Net income	556	466	(816)	5,707

Total Assets	165,859	122,991	(12,452)	2,094,965

13)	Rate/Volume Analysis

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

	Nine Months Ended September 30,
	2002 vs. 2001
	Increase (Decrease) due to:

(Dollars in Thousands)	Volume	Rate	Net

Interest Income
Real Estate Loans	$(2,691)	(1,369)	(4,060)
Commercial Loans	6,854	(6,290)	564
Consumer and Other Loans	(110)	(1,969)	(2,079)
Investment Securities	6,898	(3,047)	3,851

Total Interest Income	10,951	(12,675)	(1,724)
Interest Expense
NOW Accounts	219	(1,048)	(829)
Savings Accounts	349	(1,172)	(823)
Money Market Accounts	2,280	(4,487)	(2,207)
Certificates of Deposit	(1,555)	(7,292)	(8,847)
FHLB Advances	1,941	(3,435)	(1,494)
Other Borrowings and Repurchase Agreements	463	(658)	(195)

Total Interest Expense	3,697	(18,092)	(14,395)

Net Interest Income	$7,254	5,417	12,671

14)	Average Balance Sheet

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

	For the Nine months ended 9-30-02			For the year ended 12-31-01

		Interest	Average		Interest	Average
AVERAGE BALANCE SHEET	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate

ASSETS
Real Estate Loans	$383,386	22,253	7.74%	$428,999	34,012	7.93%
Commercial Loans	641,598	35,088	7.31%	556,907	48,292	8.67%
Consumer and Other Loans	289,616	17,142	7.91%	292,732	25,528	8.72%

Total Loans	1,314,600	74,483	7.58%	1,278,638	107,832	8.43%
Investment Securities	637,052	25,931	5.43%	501,927	30,088	5.99%

Total Earning Assets	1,951,652	100,414	6.86%	1,780,565	137,920	7.75%

Non-Earning Assets	171,838			165,687

TOTAL ASSETS	$2,123,490			$1,946,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$204,993	578	0.38%	$183,399	1,758	0.96%
Savings Accounts	127,245	676	0.71%	102,736	1,855	1.81%
Money Market Accounts	349,620	5,316	2.03%	287,150	9,575	3.33%
Certificates of Deposit	506,989	13,974	3.69%	552,469	29,504	5.34%
FHLB Advances	394,270	12,555	4.26%	349,023	18,280	5.24%
Repurchase Agreements and Other Borrowed Funds	74,188	3,216	5.80%	66,658	4,574	6.86%

Total Interest Bearing Liabilities	1,657,305	36,315	2.93%	1,541,435	65,546	4.25%

Non–interest Bearing Deposits	247,358			216,238
Other Liabilities	26,844			27,847

Total Liabilities	1,931,507			1,785,520

Common Stock	171			157
Paid-In Capital	169,789			152,420
Retained Earnings	16,921			5,929
Accumulated Other Comprehensive Earnings	5,102			2,226

Total Stockholders’ Equity	191,983			160,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,123,490			$1,946,252

Net Interest Income		$64,099			$72,374

Net Interest Spread			3.93%			3.49%
Net Interest Margin on average earning assets			4.38%			4.06%
Return on Average Assets			1.48%			1.11%
Return on Average Equity			16.42%			13.49%

15)	Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. In October 2002, FASB issued Statement 147, Acquisitions of Certain Financial Institutions. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. However, goodwill recognized in connection with a branch acquisition will follow Statement 147, which states that if certain criteria are met in Statement 147, the amount of unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement and follow Statement 142. Prior to October 2002, goodwill associated with branch acquisitions was subject to the provisions of Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which required amortization of the unidentifiable intangible asset. In addition, financial institutions meeting the requirements of Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 immediately, and Statement 142 and 144 effective January 1, 2002. Statement 147 was adopted October 1, 2002 and retroactively applied to January 1, 2002.

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

As of September 30, 2002, the Company has identified its reporting units as its banking subsidiaries and has allocated goodwill accordingly. Intangibles with definite useful lives have been re-assessed and the useful lives and residual values were determined to be adequate. Intangibles with indefinite useful lives have been tested for impairment loss. The Company estimated the fair value of each reporting unit, and determined that each unit’s fair value exceeds the carrying value of each reporting unit, and consequently no impairment is evident at this time. The Company has evaluated the goodwill recognized in connection with branch acquisitions and determined that it meets the criteria of statement 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to Statement 142. The reclassification was retroactively applied to January 1, 2002, which resulted in the restatement of previously filed financial statements. On an annual basis, prior to the end of the third quarter, the Company will revaluate the useful lives, residual value, and test goodwill for impairment, as required by Statement 142.

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights(1)	Total

Gross carrying value	$9,836
Accumulated Amortization	(2,655)

Net carrying value	$7,181	2,188	9,299

Weighted–Average amortization period
(Period in years)	10.0	8.8	9.7
Aggregate Amortization Expense
For the three months ended September 30, 2002	$359	115	474
For the nine months ended September 30, 2002	$1,080	301	1,381
Estimated Amortization Expense
For the year ended December 31, 2002	$1,439	294	1,733
For the year ended December 31, 2003	1,219	280	1,499
For the year ended December 31, 2004	1,011	267	1,278
For the year ended December 31, 2005	847	253	1,100
For the year ended December 31, 2006	779	239	1,018

(1)	Gross carrying value and accumulated amortization are not readily available

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows.

	Balance	Goodwill	Balance
	At	Adjustments	At
(Dollars in thousands)	12/31/2001	2002(1)	9/30/2002

Parent	$2,151	(2,151)	—
Glacier Bank	4,074	10	4,084
First Security	3,796	861	4,657
Western	4,193	(345)	3,848
Mountain	16,818	—	16,818
Big Sky	1,752	—	1,752
Valley	726	1,044	1,770
Whitefish	—	260	260

	$33,510	(321)	33,189

(1)	Adjustments are purchase accounting adjustments and recovery of contingencies related to the WesterFed Financial Corporation acquisition on February 28, 2001 and reclassification of goodwill from the parent to the apropriate subsidiary.

The following pro forma information presents the consolidated results of operations as if the adoption of Statement 142 and 147 had occurred on January 1, 2001. The table is for comparison purposes only:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Reported net income	$8,616	5,707	23,641	15,229
Add back goodwill amortization, net of tax	—	395	—	995

Adjusted net income	$8,616	6,102	23,641	16,224

	For the Three Months Ended September 30,

	2002		2001

	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS

Reported net income	$0.50	0.49	0.34	0.33
Add back goodwill amortization, net of tax	—	—	0.03	0.03

Adjusted net income	$0.50	0.49	0.37	0.36

	For the Nine Months Ended September 30,

	2002		2001

	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS

Reported net income	$1.38	1.36	0.99	0.96
Add back goodwill amortization, net of tax	—	—	0.07	0.07

Adjusted net income	$1.38	1.36	1.06	1.03

The following table illustrates the affect of the adoption of Statement 147, which was retroactively applied to January 1, 2002.

	Three	Three	Six
	months ended	months ended	months ended
(Dollars in thousands)	Mar 31, 2002	June 30, 2002	June 30, 2002

Reported net income	$6,748	7,979	14,727
Add back goodwill amortization, net of tax	149	149	298

Adjusted net income	$6,897	8,128	15,025

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

This section discusses the changes in Statement of Financial Condition items from September 30, 2001 and December 31, 2001, to September 30, 2002.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Assets ($ in thousands)	2002	2001	2001	2001	2001

Cash on hand and in banks	$62,723	73,456	64,064	(10,733)	(1,341)
Investment securities and interest bearing deposits	673,885	532,548	510,530	141,337	163,355
Loans:
Real estate	383,890	421,996	441,232	(38,106)	(57,342)
Commercial and Agricultural	674,139	620,134	627,110	54,005	47,029
Consumer	291,164	298,851	308,010	(7,687)	(16,846)

Total loans	1,349,193	1,340,981	1,376,352	8,212	(27,159)
Allowance for loan losses	(21,342)	(18,654)	(18,528)	(2,688)	(2,814)

Total loans net of allowance for loan losses	1,327,851	1,322,327	1,357,824	5,524	(29,973)

Other assets	159,355	157,416	162,547	1,939	(3,192)

Total Assets	$2,223,814	2,085,747	2,094,965	138,067	128,849

At September 30, 2002 total assets were $2.224 billion which is $129 million larger than the September 30, 2001 assets of $2.095 billion, an increase of 6 percent. Total assets have increased $138 million from December 31, 2001.

Total loans, net of the allowance for loan losses, have decreased $30 million from September 30, 2001. With lower interest rates during the past year a large number of real estate loans have been refinanced, which coupled with our decision to sell the majority of the real estate loan production, has resulted in a reduction in real estate loans of $57 million. Total loans, net of the allowance for loan losses, have increased $6 million from December 31, 2001, partly due to the increase in commercial loans which have increased $54 million and continue to be the lending focus. Consumer loans have declined $17 million, since September 30, 2001, of which $8 million of the decline occurred in 2002, with a significant portion of the decline attributed to the planned runoff in the WesterFed auto dealer originated consumer loans. We are focusing on home-equity loans as the primary source for the consumer loan portfolio.

Investment securities, including interest bearing deposits in other financial institutions, have increased $163 million from September 30, 2001, of which $141 million occurred in 2002. Much of the cash received from the reduction in real estate loans has been redeployed in mortgage related investment securities with characteristics that result in less interest rate risk than retaining 30 year loans.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of increases in interest rates of holding long-term, fixed rate loans in the loan portfolio. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on September 30, 2002 was approximately $265 million.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Liabilities ($ in thousands)	2002	2001	2001	2001	2001

Deposits — non–interest bearing	$292,653	234,318	244,450	58,335	48,203
Deposits — interest bearing	1,206,000	1,211,746	1,209,469	(5,746)	(3,469)
Advances from Federal Home Loan Bank	402,367	367,295	360,654	35,072	41,713
Other borrowed funds	50,371	33,645	41,412	16,726	8,959
Other liabilities	31,231	26,760	32,385	4,471	(1,154)
Trust preferred securities	35,000	35,000	35,000	—	—

Total liabilities	$2,017,622	1,908,764	1,963,370	108,858	94,252

Total deposits have increased $45 and $53 million from September 30, 2001 and December 31, 2001, respectively. Non-interest bearing deposits are up $48 million, or 20 percent, and interest-bearing deposits are down $3 million from September 30, 2001. Federal home loan bank advances, other borrowed funds, and repurchase agreements, have also increased $51 million from September 30, 2001.

Liquidity and Capital Resources
The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of September 30, 2002, the Company had $761 million of available FHLB line of which $402 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2002, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

				$ change from	$ change from
Stockholders’ equity	September 30,	December 31,	September 30,	December 31,	September 30,
($ in thousands except per share data)	2002	2001	2001	2001	2001

Common equity	$194,541	175,227	167,312	19,314	27,229
Net unrealized gain on securities	11,651	1,756	4,283	9,895	7,368

Total stockholders’ equity	$206,192	176,983	171,595	29,209	34,597

Stockholders’ equity to total assets	9.27%	8.49%	8.19%
Tangible equity to total assets	7.59%	6.62%	6.22%
Book value per common share	$11.97	10.49	10.26	1.48	1.71
Tangible book value per common share	$9.63	8.01	7.63	1.62	2.00

Each of the equity ratios and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, stock options exercised, and net unrealized gains on securities. Our equity to asset ratio is near historic highs for the Company.

	September 30,	June 30,	December 31,	September 30,

Credit quality information ($ in thousands)	2002	2002	2001	2001

Allowance for loan losses	$21,342	19,941	18,654	18,528
Non–performing assets	$10,960	9,214	11,262	11,089
Allowance as a percentage of non performing assets	194.73%	216.42%	165.64%	167.08%
Non–performing assets as a percentage of total assets	0.49%	0.43%	0.53%	0.53%
Allowance as a percentage of total loans	1.58%	1.52%	1.39%	1.35%

Allowance for Loan Loss and Non-Performing Assets
Non-performing assets as a percentage of total assets at September 30, 2002 were .49 percent versus .53 percent at the same time last year, which compares to the Peer Group average of .63 percent at June 30, 2002, the most recent information available. The allowance for loan losses was 195 percent of non-performing assets at September 30, 2002, up from 167 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan losses account. The allowance balance has increased $2.814 million, or 15 percent over September 30, 2001, to $21.342 million, which is 1.58 percent of total loans outstanding, up from 1.35 percent a year ago and 1.39 percent at December 31, 2001. The third quarter provision expense for loan losses was $1.665 million, an increase of $659 thousand from the same quarter in 2001.

The 2002 provision expense for loan losses through September was $4.225 million which is an increase of $796 thousand over the first nine months of 2001. The reserve has increased because of the increased percentage of commercial loans which historically carry a higher risk profile than residential real estate loans which now comprise a smaller percentage of the loans outstanding. Net charged off loans as a percentage of loans outstanding were .11 for the first nine months of 2002 which is down from .12 for the same period in 2001.

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

Results of Operations – The three months ended September 30, 2002 compared to the three months ended
September 30, 2001.

	Three months ended September 30,
Revenue summary
($ in thousands)	2002	2001	$ change	% change

Net interest income	$22,131	19,199	2,932	15.3%
Fees and other revenue:
Service charges, loan fees, and other fees	4,757	4,265	492	11.5%
Gain on sale of loans	1,225	1,111	114	10.3%
Other income	475	419	56	13.4%

Total non–interest income	6,457	5,795	662	11.4%

Total revenue	$28,588	24,994	3,594	14.4%

Tax equivilent net interest margin	4.58%	3.93%

Net Interest Income
Net interest income for the quarter increased $2.932 million, or 15 percent, over the same period in 2001. Total interest income is $3.271 million, or 9 percent lower that the same quarter in 2001, while total interest expense is $6.203 million, or 35 percent lower. The increase in non-interest bearing deposits contributed to the reduced interest expense. Lower interest rates in 2002 have also reduced interest income and interest expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, increased from 3.9 percent for the 2001 quarter to 4.6 percent in 2002. The net interest margin for the third quarter was the same as the prior quarter and an increase over the 4.4 percent margin in the first quarter of 2002.

Non-interest Income
Fee income increased 12 percent over the same period last year, driven primarily by increased deposit account activity, increases in service fee rates, and interchange fees on electronic check cards. The increase in gain on sale of loans reflects the low level of mortgage rates and resulting purchase and refinancing activity. Other non-interest income increases were from a variety of volume related activity increases over this quarter of last year.

	Three months ended September 30,
Non–interest expense summary
($ in thousands)	2002	2001	$ change	% change

Compensation and employee benefits	$7,541	7,392	149	2.0%
Occupancy and equipment expense	2,340	2,187	153	7.0%
Outsourced data processing expense	547	707	(160)	-22.6%
Core deposit intangible amortization	359	383	(24)	-6.3%
Goodwill amortization	—	492	(492)	-100.0%
Other expenses	3,209	3,948	(739)	-18.7%

Total non–interest expense	$13,996	15,109	(1,113)	-7.4%

Non-interest Expense
Non-interest expense decreased by $1.113 million, or 7 percent, from the same quarter of 2001, however, 2001 includes $325 thousand in merger and conversion expense, and $492 thousand in goodwill amortization. The decrease in goodwill amortization is the result of the adoption of Statement of Financial Accounting Standards 142 and 147, see footnote 15 for further information. During the third quarter of 2002 there was a $323 thousand reversal of a merger related accrual, so non-interest expense from operations is $27 thousand higher than last year. During the third quarter of 2001 the data processing functions for Western Security Bank were converted to our in-house system. This has reduced the outsourced data processing costs and increased compensation and benefits expense. Compensation and benefit expense has increased $149 thousand, or 2 percent from the third quarter of 2001. Core deposit intangible asset amortization was $359 thousand which is a decrease of $24 thousand from the prior year. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 49 percent ratio for the 2002 quarter which is an improvement over the 60 percent ratio for the quarter in 2001.

Results of Operations – The nine months ended September 30, 2002 compared to the nine months ended
September 30, 2001.

	Nine months ended September 30,
Revenue Summary
($ in thousands)	2002	2001	$ change	% change

Net interest income	$64,099	51,428	12,671	24.6%
Fees and other revenue:
Service charges, loan fees, and other fees	13,388	11,737	1,651	14.1%
Gain on sale of loans	3,497	2,766	731	26.4%
Other income	1,755	2,173	(418)	-19.2%

Total non–interest income	18,640	16,676	1,964	11.8%

Total revenue	$82,739	68,104	14,635	21.5%

Tax equivilent net interest margin	4.52%	3.99%

Net Interest Income
Net interest income for the nine months ended September 30, 2002 was $64.099 million, an increase of $12.671 million, or 25 percent over the same nine months of 2001. The WesterFed acquisition on February 28, 2001, and the Idaho and Utah branch acquisitions in March 2001 are the primary reasons for the increase. Interest income has decreased $1.724 million, or 2 percent, while interest expense has declined $14.395 million, or 28 percent. The increase in non-interest bearing deposits and significant reductions in rates paid on deposits and borrowed funds, are the primary reasons for the decreased interest expense. As a percentage of earning assets, on a tax equivalent basis, the year-to-date interest margin has improved from 4.0 percent to 4.5 percent.

Non-interest Income
Fee income increased $1.651 million, or 14 percent, primarily the result of the acquisition in the later part of the first quarter in 2001. Gain on sale of loans increased $731 thousand, or 26 percent. Mortgage interest rates have been very attractive to consumers during the past year and have led to higher levels of mortgage originations from both purchases and refinances. Included in other income in 2001 was a $511 thousand gain-on-sale of the Glacier Bank Cut Bank office, as a result other income was $93 thousand higher this year.

	Nine months ended September 30,
Non–interest expense summary
($ in thousands)	2002	2001	$ change	% change

Compensation and employee benefits	$22,856	20,182	2,674	13.2%
Occupancy and equipment expense	6,965	6,147	818	13.3%
Outsourced data processing expense	1,508	2,007	(499)	-24.9%
Core deposit intangible amortization	1,080	957	123	12.9%
Goodwill amortization	—	1,229	(1,229)	-100.0%
Other expenses	10,294	10,462	(168)	-1.6%

Total non–interest expense	$42,703	40,984	1,719	4.2%

Non-interest Expense
Non-interest expense increased $1.719 million, or 4 percent, over 2001, however, 2001 also includes $1.250 million in merger and conversion expense, and goodwill amortization of $1.229 million, and 2002 includes a reversal of a merger related accrual of $323 thousand, so non-interest expense from operations has increased $4.521 million over last year. The 2001 acquisitions are much of the reason for this increase. The decrease in goodwill amortization is the result of the adoption of Statement of Financial Accounting Standards 142 and 147, see footnote 15 for further information. During the third quarter of 2001 the data processing functions for Western Security Bank were converted to the in-house system. This has reduced the outsourced data processing costs and increased compensation and benefits expense. Core deposit asset amortization was $1.080 million, which is an increase of $123 thousand. The efficiency ratio in 2002 is 52 percent which is an improvement over the 60 percent ratio in 2001.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company’s NII sensitivity analysis as of June 30, 2002, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no significant changes in operation or the market that would materially affect the estimated sensitivity. The table illustrates the estimated change in net interest income over a twelve month period based on the nine months activity ended September 30, 2002.

Interest Rate Sensitivity	+200 bp	-100 bp

Estimated sensitivity	-2.58%	0.80%
Estimated increase (decrease) in net interest income	$(2,205)	684

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange act.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II  –  OTHER INFORMATION

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

Exhibit 99 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Current Report on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
November 11, 2002	By:	/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO
November 11, 2002	By:	/s/ James H. Strosahl

James H. Strosahl Executive Vice President/CFO

I, Michael J. Blodnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glacier Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO

I, James H. Strosahl, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glacier Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ James H. Strosahl

James H. Strosahl Executive Vice President/CFO