Form 10-K
period 2002-12-31
GLACIER BANCORP INC
filed 2003-03-18
CIK 868671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20522

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE 000-18911

GLACIER BANCORP, INC.

DELAWARE (State of Incorporation)	81-0519541 (IRS Employer Identification Number)

49 Commons Loop, Kalispell, MT 59901
(Address of Principal Office)

Registrant’s telephone number, including area code: (406) 756-4200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2003, there were issued and outstanding 17,441,105 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 28, 2002 (the last business day of the most recent second quarter), was $388,474,401 (based on the average bid and ask price as quoted on the Nasdaq National Market at the close of business on that date).

Document Incorporated by Reference

Portions of the 2003 Annual Meeting Proxy Statement dated March 28, 2003 are incorporated by reference into Part III of this Form 10-K.

GLACIER BANCORP, INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 2002

PART I.

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the “Company”), is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is a regional multi-bank holding company providing commercial banking services from 50 banking offices throughout Montana, Idaho and Utah. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

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

Through its subsidiary CFI, the Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. CFI shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

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

Internet Access

The Company’s website address is www.glacierbancorp.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (SEC) are made available on the Company’s website, free of charge, as soon as reasonably practicable after such material is electronically filed with the SEC.

Recent Acquisitions

The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing and contiguous markets. On February 28, 2001, the Company acquired Western, through the purchase of WesterFed Financial Corporation, its parent company. On March 15, 2001, the Company acquired seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations had been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

Mountain West was acquired February 4, 2000 and Big Sky was acquired on January 20, 1999. Both acquisitions were accounted for using the pooling of interests method of accounting. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented.

FDIC and FHLB
The Federal Deposit Insurance Corporation (“FDIC”) insures each subsidiary bank’s deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of twelve banks which comprise the Federal Home Loan Bank System and all subsidiaries, with the exception of Mountain West, are members of the Federal Reserve Bank of Minneapolis (“FRB”).

Bank Locations

Glacier Bancorp, Inc.’s office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. Glacier’s address is 202 Main Street, Kalispell, MT 59901 (406) 756-4200, First Security’s address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115, Western’s address is 2929 3rd Avenue North, Billings, MT 59101 (406) 252-3700, Mountain West’s address is 125 Ironwood Drive, Coeur d’ Alene, Idaho 83816 (208) 765-0284, Big Sky’s address is Big Horn Center, Highway 191, Big Sky, MT, 59716 (406) 995-2321, Valley’s address is 3030 North Montana Avenue, Helena, MT 59601 (406) 443-7440, and Whitefish’s address is 319 East 2nd Street, Whitefish, MT 59937 (406) 863-6300. See “Item 2. Properties.”

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2002:

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company has seven wholly owned banking subsidiaries, Glacier Bank, First Security, Western, Mountain West, Big Sky, Valley, and Whitefish. For information regarding the holding company, as separate from the subsidiaries, see Management’s Discussion & Analysis and footnote 16 to the Consolidated Financial Statements for the year ended December 31, 2002.

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

	Glacier			First Security			Western
(Dollars in thousands)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Condensed Income Statements
Net interest income	$22,787	19,032	16,361	20,596	14,239	9,324	13,699	17,094	—
Noninterest income	7,554	7,216	5,913	3,880	3,070	2,000	2,782	4,517	—

Total revenues	30,341	26,248	22,274	24,476	17,309	11,324	16,481	21,611	—
Provision for loan losses	1,080	962	460	1,800	975	360	325	1,350	—
Core deposit intangible expense	332	254	199	325	136	—	419	650	—
Goodwill and merger expense	—	393	118	—	143	—	—	590	—
Other noninterest expense	12,913	12,120	11,440	9,192	6,813	4,771	7,832	10,795	—
Minority interest	—	—	—	—	—	—	—	—	—

Pretax earnings	16,016	12,519	10,057	13,159	9,242	6,193	7,905	8,226	—
Income tax expense (benefit)	5,763	4,505	3,456	4,761	3,556	2,251	2,432	3,026	—

Net income	10,253	8,014	6,601	8,398	5,686	3,942	5,473	5,200	—

Average Balance Sheet Data
Total assets	$477,195	493,342	464,565	455,039	310,253	199,697	397,277	529,514	—
Total loans	320,774	309,738	285,398	324,274	260,481	171,462	216,238	331,079	—
Total deposits	331,661	315,252	279,973	350,945	241,897	146,439	224,486	326,583	—
Stockholders’ equity	51,014	45,509	38,547	41,457	27,326	17,164	45,065	45,035	—
End of Year Balance Sheet Data
Total assets	$490,999	474,421	469,351	487,699	427,976	214,231	405,282	406,359	—
Net loans	319,906	316,626	282,467	300,481	341,214	180,041	188,793	229,007	—
Total deposits	327,018	340,186	288,556	352,805	345,423	164,168	226,482	237,477	—
Performance Ratios
Return on average assets	2.15%	1.62%	1.42%	1.85%	1.83%	1.97%	1.38%	0.98%	—
Return on average equity	20.10%	17.61%	17.12%	20.26%	20.81%	22.97%	12.14%	11.55%	—
Efficiency ratio	43.65%	48.64%	52.78%	38.88%	40.97%	42.13%	50.06%	55.69%	—
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	13.54%	12.04%	13.45%	11.06%	9.80%	9.98%	15.33%	13.04%	—
Tier II risk-based capital ratio	14.79%	13.17%	14.38%	12.31%	10.95%	11.15%	16.61%	14.30%	—
Leverage capital ratio	9.48%	8.32%	8.08%	7.82%	7.56%	8.64%	9.83%	8.62%	—
Full time equivalent employees	170	164	152	120	121	73	105	97	—
Locations	11	11	13	9	9	4	8	8	—

	Mountain West			Big Sky			Valley
(Dollars in thousands)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Condensed Income Statements
Net interest income	13,629	10,141	5,037	6,860	4,678	2,721	7,522	5,998	4,171
Noninterest income	6,392	3,855	2,206	1,591	1,294	750	2,641	1,990	1,411

Total revenues	20,021	13,996	7,243	8,451	5,972	3,471	10,163	7,988	5,582
Provision for loan losses	695	276	410	330	333	180	1,335	365	205
Core deposit intangible expense	224	208	—	49	21	—	90	56	—
Goodwill and merger expense	—	1,492	—	—	60	—	—	134	—
Other noninterest expense	13,439	10,854	5,153	3,618	2,983	2,527	5,371	4,356	3,498
Minority interest	—	—	—	—	—	—	—	—	—

Pretax earnings	5,663	1,166	1,680	4,454	2,575	764	3,367	3,077	1,879
Income tax expense (benefit)	1,633	150	657	1,705	995	258	1,053	1,114	657

Net income	4,030	1,016	1,023	2,749	1,580	506	2,314	1,963	1,222

Average Balance Sheet Data
Total assets	366,254	281,318	106,445	170,000	117,542	70,806	173,785	129,514	86,305
Total loans	186,233	138,991	78,602	111,911	85,642	50,491	96,471	91,090	62,813
Total deposits	260,420	228,761	77,334	92,894	68,998	46,981	127,243	108,503	69,864
Stockholders’ equity	42,045	30,537	7,650	15,021	9,121	5,584	15,047	10,772	5,254
End of Year Balance Sheet Data
Total assets	396,777	342,841	126,518	179,543	168,865	77,111	190,536	165,372	87,791
Net loans	214,453	162,701	90,921	111,378	110,363	57,050	97,937	103,062	62,645
Total deposits	275,809	254,133	86,632	95,897	97,488	49,616	126,418	124,072	76,508
Performance Ratios
Return on average assets	1.10%	0.36%	0.96%	1.62%	1.34%	0.71%	1.33%	1.52%	1.42%
Return on average equity	9.58%	13.28%	13.37%	18.30%	17.32%	9.06%	15.38%	18.22%	23.26%
Efficiency ratio	68.24%	89.70%	71.14%	43.39%	51.31%	72.80%	53.73%	56.91%	62.67%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	9.85%	10.03%	11.12%	10.77%	9.53%	9.68%	11.43%	10.02%	12.41%
Tier II risk-based capital ratio	10.85%	11.06%	12.19%	12.03%	10.79%	10.81%	12.45%	11.05%	13.55%
Leverage capital ratio	6.71%	6.33%	8.11%	8.04%	7.10%	8.28%	7.54%	7.22%	8.66%
Full time equivalent employees	152	153	74	43	42	30	61	67	34
Locations	11	12	5	3	3	3	6	6	3

	Whitefish			Other			Consolidated
(Dollars in thousands)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Condensed Income Statements
Net interest income	4,901	4,290	3,741	(3,527)	(3,098)	125	86,467	72,374	41,480
Noninterest income	1,096	1,157	1,036	(19)	152	(22)	25,917	23,251	13,294

Total revenues	5,997	5,447	4,777	(3,546)	(2,946)	103	112,384	95,625	54,774
Provision for loan losses	180	264	249	—	—	—	5,745	4,525	1,864
Core deposit intangible expense	—	—	—	—	—	—	1,439	1,325	199
Goodwill and merger expense	—	5	—	—	857	242	—	3,674	360
Other noninterest expense	2,634	2,572	2,455	1,375	1,858	863	56,374	52,351	30,707
Minority interest	—	—	—	—	35	61	—	35	61

Pretax earnings	3,183	2,606	2,073	(4,921)	(5,696)	(1,063)	48,826	33,715	21,583
Income tax expense (benefit)	1,040	819	622	(1,963)	(2,139)	(321)	16,424	12,026	7,580

Net income	2,143	1,787	1,451	(2,958)	(3,557)	(742)	32,402	21,689	14,003

Average Balance Sheet Data
Total assets	121,757	103,264	84,304	(6,613)	(18,495)	(4,327)	2,154,694	1,946,252	1,007,795
Total loans	63,676	61,617	58,591	—	—	—	1,319,577	1,278,638	707,357
Total deposits	64,107	62,188	58,036	(9,868)	(10,190)	(3,497)	1,441,888	1,341,992	675,130
Stockholders’ equity	10,080	8,879	8,002	(24,152)	(16,447)	6,267	195,577	160,732	88,468
End of Year Balance Sheet Data
Total assets	129,255	121,409	87,125	1,253	(21,496)	(5,415)	2,281,344	2,085,747	1,056,712
Net loans	68,066	59,721	60,437	(361)	(367)	—	1,300,653	1,322,327	733,561
Total deposits	67,810	64,885	60,760	(12,316)	(17,600)	(5,670)	1,459,923	1,446,064	720,570
Performance Ratios
Return on average assets	1.76%	1.73%	1.72%				1.50%	1.11%	1.39%
Return on average equity	21.26%	20.13%	18.13%				16.57%	13.49%	15.83%
Efficiency ratio	43.92%	47.31%	51.39%				51.44%	59.97%	57.08%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	11.64%	11.65%	13.43%				12.99%	11.81%	12.31%
Tier II risk-based capital ratio	12.88%	12.90%	14.66%				14.24%	13.07%	13.36%
Leverage capital ratio	8.09%	7.06%	9.59%				8.95%	8.21%	8.72%
Full time equivalent employees	30	28	26	56	56	34	737	728	423
Locations	2	2	2				50	51	30

Market Area

The Company’s primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula, Silver Bow, and Lewis & Clark, Gallatin, and Yellowstone; in Idaho, the Company’s primary market area includes Kootenai and Blaine counties. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and a branch office in Kalispell, with branches in Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Anaconda (the county seat of Deer Lodge County), and Butte (the county seat of Silver Bow County). First Security’s main office and seven of the branch locations are in Missoula (the county seat of Missoula County) and its ninth branch is in Hamilton. Western Security’s main office and five of its branches are located in Billings (the county seat of Yellowstone County) and two branches are located in Laurel and Lewistown (the county seat of Fergus County). Mountain West has nine offices in Idaho and two in Utah: Coeur d’Alene, Post Falls, Hayden Lake, Nampa, Hailey, Ketchum and three offices in Boise, Idaho and offices in Brigham City and Park City, Utah. Big Sky’s main office is in Bozeman (the county seat of Gallatin County), with a branch in Bozeman and a branch in Big Sky. Valley’s main office and five branch locations are in Helena (the state capital and the county seat of Lewis & Clark County). Whitefish’s main office is located in Whitefish with its one branch in Eureka.

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

Competition

Glacier and Whitefish comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 23% of the total deposits in this area. Glacier’s three Butte, Montana offices have approximately 24% of the deposits in Silver Bow County and Glacier’s Anaconda office has 23% of the deposits in Deer Lodge County. First Security has approximately 29% of the total deposits in Missoula County. Western has approximately 12% of the deposits in Yellowstone and Fergus counties combined. Big Sky has approximately 10% of Gallatin County’s deposits and Valley has approximately 20% of Lewis and Clark County’s total deposits. In Idaho, Mountain West has approximately 11% of the deposits in Kootenai and Blaine counties, and 2% in Ada and Canyon counties. In Utah, Mountain West has 6% of the deposits in the Box Elder and Summit counties combined.

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

AVERAGE BALANCE SHEET	For the year ended 12-31-02			For the year ended 12-31-01			For the year ended 12-31-00

		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate

ASSETS
Real Estate Loans	$380,993	29,290	7.69%	$428,999	34,012	7.93%	$230,661	19,557	8.48%
Commercial Loans	649,665	47,013	7.24%	556,907	48,292	8.67%	312,434	28,784	9.21%
Consumer and Other Loans	288,919	22,559	7.81%	292,732	25,528	8.72%	164,262	14,856	9.04%

Total Loans	1,319,577	98,862	7.49%	1,278,638	107,832	8.43%	707,357	63,197	8.93%
Tax-Exempt Investment Securities (1)	156,315	8,074	5.17%	81,416	4,624	5.68%	50,337	2,659	5.28%
Taxable Investment Securities	509,137	27,053	5.31%	420,511	25,464	6.06%	185,950	12,981	6.98%

Total Earning Assets	1,985,029	133,989	6.75%	1,780,565	137,920	7.75%	943,644	78,837	8.35%

Non-Earning Assets	169,036			165,687			64,151

TOTAL ASSETS	$2,154,065			$1,946,252			$1,007,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$206,410	723	0.35%	$183,399	1,758	0.96%	$96,737	1,068	1.10%
Savings Accounts	127,245	857	0.67%	102,736	1,855	1.81%	44,996	806	1.79%
Money Market Accounts	355,211	6,771	1.91%	287,150	9,575	3.33%	167,533	7,447	4.45%
Certificates of Deposit	495,951	17,917	3.61%	552,469	29,504	5.34%	230,024	13,353	5.81%
FHLB Advances	409,168	16,959	4.14%	349,023	18,280	5.24%	211,217	13,454	6.37%
Repurchase Agreements and Other Borrowed Funds	76,087	4,295	5.64%	66,658	4,574	6.86%	31,799	1,229	3.86%

Total Interest Bearing Liabilities	1,670,072	47,522	2.85%	1,541,435	65,546	4.25%	782,306	37,357	4.78%

Non-interest Bearing Deposits	257,072			216,238			135,840
Other Liabilities	31,344			27,847			1,181

Total Liabilities	1,958,488			1,785,520			919,327

Common Stock	171			157			110
Paid-In Capital	170,291			152,420			95,554
Retained Earnings	19,195			5,929			(2,250)
Accumulated Other Comprehensive Earnings (Loss)	5,920			2,226			(4,946)

Total Stockholders’ Equity	195,577			160,732			88,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,154,065			$1,946,252			$1,007,795

Net Interest Income		$86,467			$72,374			$41,480

Net Interest Spread			3.90%			3.49%			3.57%
Net Interest Margin on average earning assets (1)			4.36%			4.06%			4.40%
Return on Average Assets (2)			1.50%			1.11%			1.39%
Return on Average Equity (3)			16.57%			13.49%			15.83%

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

	Years Ended December 31,			Years Ended December 31,
		2002 vs. 2001			2001 vs. 2000

	Increase (Decrease) due to:			Increase (Decrease) due to:

(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Real Estate Loans	$(3,806)	$(916)	$(4,722)	$16,816	$(2,362)	$14,454
Commercial Loans	8,044	(9,323)	(1,279)	22,524	(3,015)	19,509
Consumer and Other Loans	(332)	(2,637)	(2,969)	11,619	(947)	10,672
Investment Securities	9,803	(4,764)	5,039	17,583	(3,135)	14,448

Total Interest Income	13,709	(17,640)	(3,931)	68,542	(9,459)	59,083

Interest Expense
NOW Accounts	221	(1,255)	(1,034)	957	(267)	690
Savings Accounts	443	(1,441)	(998)	1,034	15	1,049
Money Market Accounts	2,270	(5,074)	(2,804)	5,317	(3,189)	2,128
Certificates of Deposit	(3,018)	(8,570)	(11,588)	18,719	(2,568)	16,151
FHLB Advances	3,150	(4,471)	(1,321)	8,778	(3,952)	4,826
Other Borrowings and Repurchase Agreements	647	(926)	(279)	1,347	1,998	3,345

Total Interest Expense	3,713	(21,737)	(18,024)	36,152	(7,963)	28,189

Net Interest Income	$9,996	$4,097	$14,093	$32,390	$(1,496)	$30,894

Net interest income increased $14 million in 2002 over 2001. The increase was primarily due to increases in volumes and the decrease in rates on deposits. For additional information see section “Management’s Discussion and Analysis”.

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

There was no trading in the Company’s investment portfolios during 2002. The Company’s investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders’ equity. During 2002, there was a small net realized gain from the sale of securities, resulting from the disposition of less desirable investments and acquiring investments with better total return probabilities.

The Company uses an effective tax rate of 35% in calculating the tax equivalent yield. Approximately $202 million of the investment portfolio is comprised of tax exempt investments which is an increase of $106 million from the prior year. The increase in tax exempt investments is the result of higher after-tax yields on tax exempt investment securities versus taxable investment securities and the availability to fund these investments.

For information about the Company’s equity investment in the stock of the FHLB of Seattle, see “Sources of Funds – Advances and Other Borrowings”.

For additional information, see Management’s Discussion & Analysis and footnote 3 to the Consolidated Financial Statements for the year ended December 31, 2002.

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

Loan Portfolio Composition

The following table summarizes the Company’s loan portfolio:

(Dollars in Thousands)	At		At		At		At		At
	12/31/02		12/31/01		12/31/00		12/31/99		12/31/98

TYPE OF LOAN	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real Estate Loans:
Residential first mortgage loans	$310,205	23.85%	$395,417	29.90%	$224,631	30.62%	$219,482	33.65%	$222,018	38.87%
Loans held for sale	$51,987	4.00%	$27,403	2.07%	$7,058	0.96%	$5,896	0.90%	$16,474	2.88%

Total	$362,192	27.85%	$422,820	31.98%	$231,689	31.58%	$225,378	34.55%	$238,492	41.75%

Commercial Loans:
Real estate	$397,803	30.58%	$379,346	28.69%	$198,414	27.05%	$154,155	23.64%	$118,434	20.73%
Other commercial loans	$276,675	21.27%	$241,811	18.29%	$142,519	19.43%	$125,462	19.24%	$97,463	17.06%

Total	$674,478	51.85%	$621,157	46.97%	$340,933	46.48%	$279,617	42.88%	$215,897	37.79%

Installment and Other Loans:
Consumer loans	$112,893	8.68%	$142,875	10.80%	$86,336	11.77%	$87,967	13.49%	$69,726	12.21%
Home equity loans	$174,033	13.38%	$156,140	11.81%	$83,539	11.39%	$66,566	10.21%	$53,325	9.34%
Outstanding balances on credit cards	—	—	—	—	—	—	—	—	$18	—

Total	$286,926	22.06%	$299,015	22.61%	$169,875	23.16%	$154,533	23.70%	$123,069	21.55%

Net deferred loan fees, premiums and discounts	($1,999)	-0.15%	($2,011)	-0.15%	($1,137)	-0.16%	($598)	-0.10%	($602)	-0.10%
Allowance for Losses	($20,944)	-1.61%	($18,654)	-1.41%	($7,799)	-1.06%	($6,722)	-1.03%	($5,668)	-0.99%

NET LOANS	$1,300,653	100.00%	$1,322,327	100.00%	$733,561	100.00%	$652,208	100.00%	$571,188	100.00%

Loan Portfolio Maturities or Repricing Term

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2002 was as follows:

(Dollars in Thousands)	Real Estate	Commercial	Consumer	Totals

Variable Rate Maturing or Repricing in:
One year or less	$66,906	254,840	109,874	431,620
One to five years	30,379	204,147	2,114	236,640
Thereafter	2,001	4,550	—	6,551
Fixed Rate Maturing or Repricing in:
One year or less	126,492	103,067	46,906	276,465
One to five years	90,833	76,814	105,169	272,816
Thereafter	45,581	31,060	22,863	99,504

Totals	$362,192	674,478	286,926	1,323,596

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

Consumer Lending

The majority of all consumer loans are secured by either real estate, automobiles, or other assets. Presently 39% of the Banks’ consumer portfolio consists of variable interest rate loans compared to 25% in prior year. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

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

Loan Approval Limits

Individual loan approval limits have been established for each lender based on the loan type and experience of the individual. Each subsidiary bank has a loan committee, consisting of senior lenders and members of senior management, and generally has approval authority up to $500,000 ($1,000,000 for Western and Mountain West). Loans between $500,000 and $2,000,000 ($3,500,000 for Glacier and First Security) go to the individual Bank’s Board of Directors for approval. Loans over these limits up to $5,000,000 are approved by the Executive Loan Committee of the Company’s Board of Directors. The membership of the Executive Loan Committee consists of the bank’s senior loan officers and the Company’s Credit Administrator. Loans greater than $5,000,000 are approved by the Company’s Board of Directors. Under banking laws loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

Loan Purchases and Sales

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole, or in part, to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks’ risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2002, loans serviced for others aggregated approximately $253 million.

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

The following table sets forth information regarding the Banks’ non-performing assets at the dates indicated:

NONPERFORMING ASSETS	At	At	At	At	At
(Dollars in Thousands)	12/31/02	12/31/01	12/31/00	12/31/1999	12/31/1998

Non-accrual loans:
Mortgage loans	$2,476	$4,044	$687	$613	$438
Commercial loans	5,157	4,568	442	776	1,068
Consumer loans	409	620	25	74	64

Total	8,042	9,232	1,154	1,463	1,570

Accruing Loans 90 days or more overdue:
Mortgage loans	846	818	576	62	632
Commercial loans	968	376	91	99	385
Consumer loans	184	243	83	104	124

Total	1,998	1,437	750	265	1,141

Troubled debt restructuring:	—	—	—	—	205
Real estate and other assets owned, net	1,542	593	291	550	151
Total non-performing loans, troubled debt restructurings, and real estate and other assets owned, net	$11,582	$11,262	$2,195	$2,278	$3,067

As a percentage of total assets	0.51%	0.53%	0.21%	0.23%	0.39%

Interest Income (1)	$596	$658	$101	$132	$103

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period. Interest income recognized on non-performing loans for each of the above periods was not significant.

Non-performing assets as a percentage of total assets at December 31, 2002 were  .51 percent versus .53 percent at the same time as last year, which compares to the Peer Group average of .63 percent at September 30, 2002, the most recent information available. The reserve for loan losses was 181 percent of non-performing assets at December 31, 2002, up from 165 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $2,290,000, or 12 percent, to $20,944,000, which is 1.58 percent of total loans outstanding, up from 1.39 percent of loans at December 31, 2001.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company is committed to the early recognition of possible problems and to a strong, conservative allowance. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience, and (iii) allowances based on general economic conditions and other factors in the Company’s individual markets. The specific allowance element is based on a regular analysis of all loans and commitments where credit ratings have fallen below standards. The historical loan loss element is determined by examining loss experience and the related internal gradings of loans charged off. The general economic conditions element is determined by management at the individual subsidiary banks and is based on knowledge of specific economic factors in their markets that might affect the collectibility of loans. Inherently this involves a higher degree of uncertainty and considers factors unique to the markets in which the Company operates. Generally these other risk factors have not manifested themselves in the Company’s historical losses/experience to the extent they might currently.

Other risk factors take into consideration such factors as recent loss experience in specific portfolio segments, loan quality trends and loans volumes including concentration, economic, and administrative risk.

The Banks’ charge-off policy is generally consistent with bank regulatory standards. The Banks typically place loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full, or if the loan is in the legal process of collection. Once a loan has been classified as non-accrual, previously accrued unpaid interest is reversed.

Loan Loss Experience

		Years ended December 31,
(Dollars in Thousands)
	2002	2001	2000	1999	1998

Balance at beginning of period	$18,654	7,799	6,722	5,668	4,654
Charge offs:
Residential real estate	(887)	(677)	(98)	(44)	(50)
Commercial loans	(2,522)	(723)	(450)	(409)	(514)
Consumer loans	(1,328)	(2,029)	(424)	(433)	(517)

Total charge offs	$(4,737)	(3,429)	(972)	(886)	(1,081)

Recoveries:
Residential real estate	276	33	5	1	—
Commercial loans	326	266	43	110	250
Consumer loans	680	567	137	106	110

Total recoveries	$1,282	866	185	217	360

Chargeoffs, net of recoveries	(3,455)	(2,563)	(787)	(669)	(721)
Acquisitions (1)	—	8,893	—	—	—
Provision	5,745	4,525	1,864	1,723	1,735

Balance at end of period	$20,944	18,654	7,799	6,722	5,668

Ratio of net charge offs to average loans outstanding during the period	0.26%	0.20%	0.11%	0.11%	0.13%

(1) Acquisition of WesterFed Financial Corporation and several branches

Allocation of the Allowance for Loan Loss

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
		of loans in		of loans in		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category	Allowance	category	Allowance	category

Residential first mortgage and loans held for sale	$2,334	27.4%	2,722	31.5%	1,227	31.2%	1,174	34.2%	1,221	41.3%
Commercial real estate	7,088	30.1%	5,906	28.3%	2,300	26.7%	1,526	23.4%	1,095	20.5%
Other commercial	7,670	20.9%	6,225	18.0%	2,586	19.2%	2,466	19.0%	1,992	16.9%
Consumer	3,852	21.6%	3,801	22.2%	1,686	22.9%	1,556	23.4%	1,360	21.3%

Totals	$20,944	100.0%	18,654	100.0%	7,799	100.0%	6,722	100.0%	5,668	100.0%

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

Deposits are obtained primarily from individual and business residents of the Banks’ market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

	Certificate	Demand
(Dollars in thousands)	Accounts	Deposits	Totals

Within three months	$21,422	384,815	406,237
Three months to six months	10,881	—	10,881
Seven months to twelve months	25,780	—	25,780
Over twelve months	15,486	—	15,486

Totals	$73,569	384,815	458,384

For additional information, see Management’s Discussion & Analysis and footnote 7 to the Consolidated Financial Statements for the year ended December 31, 2002.

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust as a financing subsidiary. Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company’s capital contribution, the Company owns all of the outstanding common securities of the trust. The purpose of the issuance of the securities was to finance the acquisition of WesterFed Financial Corporation and seven Wells Fargo & Company and First Security Corporation branches. For additional information regarding the trust preferred securities and the acquisitions, see Notes 10 and 20 to the Consolidated Financial Statements for the year ended December 31, 2002.

Advances and Other Borrowings

As a member of the Federal Home Loan Bank of Seattle (“FHLB”), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s capital or on the FHLB’s assessment of the institution’s credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members in the FHLB.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

	For the year ended December 31,
(Dollars in thousands)
	2002	2001	2000

FHLB Advances
Amount outstanding at end of period	$483,660	367,295	196,791
Average balance	$409,168	349,023	211,217
Maximum outstanding at any month-end	$483,660	416,222	234,688
Weighted average interest rate	4.15%	5.24%	6.37%
Repurchase Agreements:
Amount outstanding at end of period	$46,206	32,585	24,877
Average balance	$35,479	27,375	19,052
Maximum outstanding at any month-end	$46,206	37,814	24,877
Weighted average interest rate	1.46%	2.11%	5.39%

For additional information concerning the Company’s advances and repurchase agreements, see footnotes 8 and 9 to the Consolidated Financial Statements for the year ended December 31, 2002.

EMPLOYEES

As of December 31, 2002, the Company employed 809 persons, 737 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. Prior to 2002, the Company had a noncontributory defined contribution retirement plan and an employee savings plan, however as of January 1, 2002, both plans were merged into the new profit sharing plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements for the year ended December 31, 2002 for detailed information regarding profit sharing plan costs and eligibility.

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

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to insiders—executive officers, directors, principal shareholders, and their related interests. Extensions of credit to insiders must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders. Also, extensions of credit to insiders must not involve more than the normal risk of repayment or present other unfavorable features.

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

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital, less intangibles, as a percentage of total assets. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

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

Significant Changes In Banking Laws And Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and are in the process of complying with, and establishing procedures for, compliance with the Act and related rules and regulations issued by the SEC and NASDAQ. At the present time, and subject to the final rules and regulations the SEC and NASDAQ may adopt, we anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

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

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 12 in the Consolidated Financial Statements for additional information.

State Taxation

Under Montana and Idaho law, financial institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana. Idaho imposes an 8% tax.

Item 2. Properties

At December 31, 2002, the Company owned 38 of its 50 offices, including its headquarters and other property having an aggregate book value of approximately $38 million, and leased the remaining branches. 8 offices are leased in Montana, 4 offices are leased in Idaho, and 1 office is leased in Utah. The following schedule provides property information for the Company’s operating segments as of December 31, 2002.

	Properties	Properties	Net Book
(dollars in thousands)	Leased	Owned	Value

Glacier	2	9	$7,989
First Security	3	6	6,642
Western	2	6	5,075
Mountain West	5	6	10,104
Big Sky	2	1	3,618
Valley	1	5	2,883
Whitefish	—	2	1,579

	15	35	$37,890

The Company believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

For additional information concerning the Company’s premises and equipment and lease obligations, see Note 5 and 19 to the Consolidated Financial Statements for the year ended December 31, 2002.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity & Related Stockholder Matters

The Company’s stock trades on the Nasdaq National Market., under the symbol: GBCI. The primary market makers are: D.A. Davidson & Company, Inc.; Archipelago, LLC; Knight Securities LP; Piper Jaffray Companies, Inc.; Morgan Stanley & Co., Inc.; Cincinnati Stock Exchange; and Spear, Leeds & Kellogg.

The market range of high and low bid prices for the Company’s common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2002, there were approximately 8,713 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

	2002		2001

Quarter	High	Low	High	Low

First	$23.25	$19.10	$16.13	$12.25
Second	$24.99	$20.85	$19.75	$14.50
Third	$24.60	$19.73	$19.20	$17.06
Fourth	$24.00	$19.90	$21.19	$15.78

The Company paid cash dividends on its common stock of $.67 and $.60 per share for the years ended December 31, 2002 and 2001, respectively.

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

Summary of Operations and Selected Financial Data

	At December 31,

(dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Summary of Financial Condition:
Total assets	$2,281,344	2,085,747	1,056,712	974,001	786,802
Investment securities, available for sale	739,961	508,578	211,888	209,312	119,087
Loans receivable, net	1,300,653	1,322,327	733,561	652,208	571,188
Allowance for loan losses	(20,944)	(18,654)	(7,799)	(6,722)	(5,668)
Intangibles	40,011	41,771	6,493	7,035	2,601
Deposits	1,459,923	1,446,064	720,570	644,106	546,503
Advances from Federal Home Loan Bank	483,660	367,295	196,791	208,650	125,886
Securities sold under agreements to repurchase and other borrowed funds	61,293	32,585	29,529	26,614	18,707
Stockholders’ equity	212,249	176,983	98,113	85,056	84,146
Equity per common share*	12.28	10.49	8.57	7.44	7.85
Equity as a percentage of total assets	9.30%	8.49%	9.28%	8.73%	10.69%

	Years ended December 31,

(dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Summary of Operations:
Interest income	$133,989	137,920	78,837	64,719	58,828
Interest expense	47,522	65,546	37,357	27,635	25,470

Net interest income	86,467	72,374	41,480	37,084	33,358
Provision for loan losses	5,745	4,525	1,864	1,723	1,735
Non-interest income	25,917	23,251	13,294	12,809	13,596
Non-interest expense	57,813	57,385	31,327	29,096	27,170

Earnings before income taxes	48,826	33,715	21,583	19,074	18,049
Income taxes	16,424	12,026	7,580	6,722	6,674

Net earnings	32,402	21,689	14,003	12,352	11,375

Basic earnings per common share*	1.89	1.38	1.22	1.08	1.02
Diluted earnings per common share*	1.86	1.34	1.21	1.07	1.00
Dividends declared per share*	0.67	0.60	0.59	0.58	0.47

	At or for the years ended December 31,

	2002	2001	2000	1999	1998

Ratios:
Net earnings as a percent of
average assets	1.50%	1.10%	1.39%	1.41%	1.47%
average stockholders’ equity	16.57%	13.49%	15.83%	14.60%	14.43%
Dividend payout ratio	35.45%	43.48%	48.36%	53.70%	46.08%
Average equity to average asset ratio	9.08%	8.26%	8.78%	9.73%	10.22%
Net interest margin on average earning assets (tax equivalent)	4.51%	4.08%	4.48%	4.67%	4.80%
Allowance for loan losses as a percent of loans	1.58%	1.39%	1.05%	1.02%	0.98%
Allowance for loan losses as a percent of nonperforming assets	181%	165%	372%	295%	185%

	At or for the years ended December 31,

(dollars in thousands)	2002	2001	2000	1999	1998

Other Data:
Loans originated and purchased	$1,204,852	994,527	570,652	528,325	516,497
Loans serviced for others	$253,063	286,996	146,534	159,451	169,378
Number of full time equivalent employees	737	728	423	434	412
Number of offices	50	51	30	31	27
Number of shareholders of record	1,586	1,645	1,228	1,212	929

*revised for stock splits and dividends

All amounts have been restated to include mergers using the pooling of interests accounting method and includes the impact of purchasing minority interest in Valley Bank in 1998 and two Butte, Montana branches in 1999. WesterFed was acquired on February 28, 2001 using the purchase method of accounting, accordingly the financial information presented includes the operations of WesterFed since the acquisition date.

Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The Company is a Delaware corporation and at December 31, 2002 had six commercial banks located in Montana as subsidiaries: Glacier Bank, First Security Bank of Missoula, Western Security Bank, Big Sky Western Bank, Valley Bank of Helena, and Glacier Bank of Whitefish. Mountain West Bank of Coeur d’Alene, Idaho is its seventh banking subsidiary. The first quarter 2001 acquisitions of WesterFed Financial Corporation and the branch purchases in Idaho and Utah from Wells Fargo and First Security Corporation were accounted for as purchases, and accordingly the financial information presented includes the assets and results of operations of those locations from the date of purchase. The following narrative and tables focus on the significant financial changes that have taken place over the past years and include a discussion of the Company’s financial condition, results of operations, and capital resources.

Financial Condition

The following table summarizes the Company’s major asset and liability components as a percentage of total assets at December 31, 2002, 2001, and 2000.

	December 31,

Assets:	2002	2001	2000

Cash, and Cash Equivalents, Investment Securities, FHLB and Federal Reserve Stock	37.8%	30.8%	26.7%
Real Estate Loans and Loans Held for Sale	15.7%	20.1%	21.8%
Commercial Loans	28.9%	29.2%	31.8%
Consumer Loans	12.4%	14.1%	15.9%
Other Assets	5.2%	5.8%	3.8%

	100.0%	100.0%	100.0%

Liabilities and Stockholder’s Equity:
Deposit Accounts	64.0%	69.3%	68.2%
FHLB Advances	21.2%	17.6%	18.6%
Other Borrowings and Repurchase Agreements	2.7%	3.3%	2.8%
Other Liabilities	2.8%	1.3%	1.1%
Stockholders’ Equity	9.3%	8.5%	9.3%

	100.0%	100.0%	100.0%

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

GAP analysis

The following table gives a description of our GAP position for various time periods. As of December 31, 2002, we had a negative GAP position at six months and a positive GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 2.77% which compares to a negative 12.52% at December 31, 2001 and a negative 19.01% at December 31, 2000. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Superior earnings power is also a key factor in reducing exposure to higher interest rates. Using this analysis to join GAP information with earnings data produces a better picture of our strength and ability to handle interest rate change. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

	Projected maturity or repricing

	0-6	6-12	1 - 5	More than
(dollars in thousands)	Months	Months	years	5 years	Total

Assets:
Interest bearing deposits	$4,753	—	—	—	4,753
Investment securities	7,219	1,661	39,553	212,173	260,606
Mortgage-backed securities	110,224	112,791	238,215	18,125	479,355
Floating rate loans	369,534	62,086	236,640	6,551	674,811
Fixed rate loans	169,833	106,630	272,818	99,504	648,785
FHLB stock and FRB stock	36,175	—	—	6,689	42,864

Total interest bearing assets	$697,738	283,168	787,226	343,042	2,111,174

Liabilities:
Interest-bearing deposits	592,668	132,303	110,765	329,171	1,164,907
FHLB advances	102,278	57,394	220,819	103,169	483,660
Other borrowed funds and repurchase agreements	61,293	—	—	—	61,293

Total interest bearing liabilities	$756,239	189,697	331,584	432,340	1,709,860

Repricing gap	$(58,501)	93,471	455,642	(89,298)	401,314
Cumulative repricing gap	$(58,501)	34,970	490,612	401,314
Cumulative gap as a % of total assets	-2.77%	1.66%	23.24%	19.01%
Gap Earnings Sensitivity (1)		$213
Gap Earnings Sensitivity Ratio (2)		0.66%

(1)	Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1% of ($34,970 — $13,638))

(2)	Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $32,402. A 1% increase in interest rates has this estimated percentage decrease effect on annual income.

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

Interest Rate Spread

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. The interest spread for 2002 was .53 basis points higher than the prior year. The net interest margin increased in 2002 to 4.51% from 4.08%, primarily the result of reducing liability costs more than the reduction in income on assets in this low interest rate environment.

Interest Rate Spread

	December 31, [1]

	2002	2001	2000

Combined weighted average yield on loans and investments [2]	6.90%	7.80%	8.51%
Combined weighted average rate paid on savings deposits and borrowings	2.84%	4.27%	4.89%
Net interest spread	4.06%	3.53%	3.62%
Net interest margin [3]	4.51%	4.08%	4.48%

(1)	Weighted averages are computed without the effect of compounding daily interest.

(2)	Includes dividends received on capital stock of the FHLB and Federal Reserve Bank.

(3)	The net interest margin (net yield on average interest earning assets) is interest income from loans and investments (tax free income adjusted for tax effect) less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven subsidiaries are members of the Federal Home Loan Bank of Seattle (FHLB). This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of year ended December 31, 2002, the Company had $776 million of available FHLB line of which $484 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2002, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are the advances from the Federal Home Loan Bank. See footnote 8 for the maturity schedule of the advances.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2002 and 2001 as compared to the 10% Board approved policy limit.

+200 bp	2002	2001

Estimated sensitivity	-1.37%	-3.20%
Estimated decrease in net interest income	$(1,185)	(2,316)

-100 bp and -200 bp (1)
Estimated sensitivity	0.46%	0.77%
Estimated increase in net interest income	$398	557

(1)	-100 bp and -200 bp for the years ended December 31, 2002 and 2001, respectively

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

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses and risk related to asset quality, see Note 4 in the Consolidated Financial Statements for the year ended December 31, 2002.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. However, goodwill recognized in connection with a branch acquisition will follow Statement 147, which states that if certain criteria are met in Statement 147, the amount of unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement and follow Statement 142. Prior to October 2002, goodwill associated with branch acquisitions was subject to the provisions of Statement 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which required the amortization of the unidentifiable intangible asset. In addition, financial institutions meeting the requirements of Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 immediately, and Statement 142 and 144 effective January 1, 2002. Statement 147 was adopted October 1, 2002 and retroactively applied to January 1, 2002.

Statement 141 required upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (March 31, 2002). In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had up to six months from the date of adoption (June 30, 2002) to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill may be impaired and the Company would be required to perform the second step of the transitional impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption (January 1, 2002). The second step, if necessary, is required to be completed as soon as possible, but no later than the end of the year of adoption (December 31, 2002). Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

As of December 31, 2002, the Company has identified its reporting units as its banking subsidiaries and has allocated goodwill accordingly. Intangibles with definite useful lives have been re-assessed and the useful lives and residual values were determined to be adequate. The Company estimated the fair value of each reporting unit, and determined that each unit’s fair value exceeded the carrying value of each reporting unit, and consequently no impairment is evident at this time. The Company has evaluated the goodwill recognized in connection with branch acquisitions and determined that it meets the criteria of Statement 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to Statement 142. The reclassification was retroactively applied to January 1, 2002, which resulted in the restatement of previously filed quarterly financial statements. On an annual basis, prior to the end of the third quarter, the Company will test goodwill for impairment, as required by Statement 142.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions of Interpretation No. 45 to have a material impact on the Bank’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 became effective and were adopted by the Bank on December 31, 2002.

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation-Transition and Disclosure, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to include prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. An enterprise that consolidates a variable interest entity is called the primary beneficiary of that entity. Interpretation No. 46 requires the primary beneficiary to disclose the nature, purpose, size and activities of the variable interest entity; the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations; and, creditor’s recourse to the general credit of the primary beneficiary. Additional disclosures are required for enterprises that hold significant interests in a variable interest entity but are not the primary beneficiaries. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively or retroactively with a cumulative-effect adjustment recorded as of the beginning of the first year applied. Application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Year Ended December 31, 2002 Compared to December 31, 2001

Financial Condition

Total assets increased $196,597,000, or 9.4%, over the December 31, 2001 asset level. Total gross loans outstanding decreased 1.4%, or $19,384,000. Residential real estate loans held for investment decreased $85,058,000, or 21.6%. With the continued decline in interest rates during 2002 a large number of real estate loans were refinanced which combined with the Company strategy of selling long term real estate loans as they are originated has resulted in a net reduction in real estate loans outstanding. Consumer loans, including home equity loans, also decreased 12,032,000, or 4.2%. The majority of the consumer loan decrease is attributed to dealer originated loans. Commercial loans, which continue to be our lending focus, increased $53,123,000 or 8.6%. Investment securities increased $231,383,000, or 45.5%, the result of redeploying the cash received from the residential real estate loans to mortgage related investment securities, and the investment of other liquid funds.

Total liabilities increased $160,331,000, or 8.4%, primarily the result of the increase in FHLB and other borrowings which increased $144,013,000 or 36%. Total deposits decreased $13,859,000 or 1.0% however, there was a significant shift from interest bearing deposits to non-interest bearing deposits. Non-interest bearing deposits increased $60,698,000 or 26% and interest bearing deposits decreased $46,839,000 or 3.9%. Federal Home Loan Bank advances increased $116,365,000, or 31.7% and securities sold under repurchase agreements and other borrowed funds were up $27,648,000, or 82.2%.

During 2002, the Company increased dividends per share to $.67, an increase of 11.7% over the prior year. Stockholders’ equity, excluding accumulated other comprehensive income, increased $26,911,000, or 15.4% the result of earnings retention and the exercise of stock options. Accumulated other income, which is comprised of unrealized gains on securities available-for-sale, increased $8,355,000 or 475.8%.

Results of Operations

The 2002 results of operations include the full year impact of the first quarter 2001 acquisitions of WesterFed Financial Corporation and branch purchases in Idaho and Utah.

Interest Income — Interest income was $133,989,000 and $137,920,000 for the years ended December 31, 2002 and 2001, respectively, a $3,931,000, or 2.9% decrease, primarily the result of continuing low interest rates. The weighted average yield on the loan and investment portfolios decreased from 7.8% to 6.9%, also the result of lower interest rates.

Interest Expense — Interest expense was $47,522,000 for the year ended December 31, 2002, down from $65,546,000 in 2001, a $18,024,000, or 27.50%, decrease. The increase in non-interest bearing deposits and significant reductions in rates paid on interest bearing deposits and borrowed funds, are the primary reasons for the decreased interest expense. The cost of interest bearing liabilities decreased from 4.3% in 2002 to 2.8% in 2001.

Net Interest Income — Net interest income was $86,467,000 compared to $72,374,000 in 2001, an increase of $14,093,000, or 19.5%, the net result of the items discussed in the above paragraphs.

Provision for Loan Losses — The provision for loan losses was $5,745,000 for 2002, up from $4,525,000 for 2001. Total loans charged off, net of recoveries, were $3,455,000 in 2002, up from the $2,563,000 experienced in 2001. The allowance for loan losses balance was $20,944,000 at year end 2002, up from $18,654,000 at year end 2001, an increase of $2,290,000. With the continual change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. At December 31, 2002, the non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure or deed-in-lieu thereof, and repossessed personal property) totaled $11,582,000 or .51% of total assets; compared to $11,275,000 or .53% of total assets at December 31, 2001. The peer group average, according to the Federal Reserve Bank Performance Report as of September 30, 2002, the most recent information available, for banking companies similar to our size was .63% of total assets. The allowance for loan losses was 181% of non-performing assets at December 31, 2002, up from 165% the prior year end. The allowance for loan losses as a percentage of loans increased to 1.58% from 1.39 % at the 2002 and 2001 year ends, respectively.

Non-interest income — Total non-interest income of $25,917,000 was up $2,666,000, or 11.5% from 2001. Loan fees and charges and gain on sale of loans increased $138,000 and $1,324,000, respectively, from the prior year, the result of increased loan originations and refinancing in the low interest rate environment. Service charges and other fees increased $1,721,000 or 14.0% from 2001. Other income decreased $691,000, primarily from the 2001 $511,000 gain on sale of Glacier Bank Cutbank office included in other income. The gain on sale of investments was $238,000 in 2002, up from $64,000 in 2001, the result of repositioning certain investments.

Non-interest expense – Total non-interest expense was $57,813,000 compared to $57,385,000 for the year ended December 31, 2001. Prior year includes $1,975,000 of merger expenses and $1,699,000 in goodwill amortization, and current year includes a reversal of a merger related accrual of $323,000. Compensation, employee benefits, and related expenses increased $2,507,000, or 9.0% from 2001. Outsourced data processing expense has decreased $548,000, or 21.1%, a result of converting Western Security Bank’s data processing functions to the Company’s system, which also was a reason for the increase in compensation expense. Occupancy and equipment expense increased $912,000, or 10.5% from 2001. Other expenses increased $1,152,000, or 8.8%.

The efficiency ratio (non-interest expense)/(net interest income + non-interest income), was 51.4% in 2002, down from 60.0% in 2000, which compares favorably with similar sized bank holding companies nationally which average approximately 60.5%.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance lever for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2002 and 2001 as compared to the 10% Board approved policy limit.

+200 bp	2002	2001

Estimated sensitivity	-1.37%	-3.20%
Estimated decrease in net interest income	$(1,185)	(2,316)
-100 bp and -200 bp (1)

Estimated sensitivity	0.46%	0.77%
Estimated increase in net interest income	$398	557

(1) -100 bp and -200 bp for the years ended December 31, 2002 and 2001, respectively

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

Independent Auditors’ Report

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its accounting for goodwill in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, and No. 147, Acquisitions of Certain Financial Institutions, effective January 1, 2002.

/s/ KPMG

Billings, Montana
January 31, 2003

Glacier Bancorp, Inc
Consolidated Statements of Financial Condition

		December 31,

(dollars in thousands, except per share data)		2002	2001

Assets:
Cash on hand and in banks	$	74,624	73,456
Interest bearing cash deposits		4,753	23,970

Cash and cash equivalents		79,377	97,426
Investment securities, available-for-sale		739,961	508,578
Federal Home Loan Bank of Seattle stock, at cost		38,286	32,822
Federal Reserve Bank stock, at cost		4,578	4,185
Loans receivable, net		1,248,666	1,294,924
Loans held for sale		51,987	27,403
Premises and equipment, net		47,215	50,566
Real estate and other assets owned, net		1,542	593
Accrued interest receivable		13,421	12,409
Core deposit intangible, net of accumulated amortization of $3,014 and $1,575 at December 31, 2002, and 2001, respectively		6,822	8,261
Goodwill		33,189	33,510
Other assets		16,300	15,070

	$	2,281,344	2,085,747

Liabilities:
Non-interest bearing deposits	$	295,016	234,318
Interest bearing deposits		1,164,907	1,211,746
Advances from Federal Home Loan Bank of Seattle		483,660	367,295
Securities sold under agreements to repurchase		46,206	32,585
Other borrowed funds		15,087	1,060
Accrued interest payable		6,090	9,179
Deferred tax liability		8,629	1,780
Trust preferred securities		35,000	35,000
Other liabilities		14,500	15,801

Total liabilities		2,069,095	1,908,764
Stockholders’ equity:
Preferred shares, 1,000,000 shares authorized. None outstanding at December 31, 2002 and 2001		—	—
Common stock, $01 par value per share. 50,000,000 shares authorized, 17,285,818 and 16,874,422 issued and outstanding at December 31, 2002 and 2001, respectively		173	169
Paid-in capital		173,408	167,371
Retained earnings — substantially restricted		28,557	7,687
Accumulated other comprehensive income		10,111	1,756

Total stockholders’ equity		212,249	176,983

	$	2,281,344	2,085,747

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc
Consolidated Statements of Operations

	Years ended December 31,

(dollars in thousands, except per share data)	2002	2001	2000

Interest Income:
Real estate loans	$29,290	34,012	19,557
Commercial loans	47,013	48,292	28,784
Consumer and other loans	22,559	25,528	14,856
Investment securities and other	35,127	30,088	15,640

Total Interest Income	133,989	137,920	78,837

Interest Expense:
Deposits	26,268	42,692	22,674
Federal Home Loan Bank of Seattle advances	16,959	18,280	13,454
Securities sold under agreements to repurchase	591	1,014	949
Trust preferred securities	3,616	3,313	—
Other borrowed funds	88	247	280

Total Interest Expense	47,522	65,546	37,357

Net Interest Income	86,467	72,374	41,480
Provision for loan losses	5,745	4,525	1,864

Net interest income after provision for loan losses	80,722	67,849	39,616
Non-Interest Income:
Service charges and other fees	14,011	12,290	7,839
Miscellaneous loan fees and charges	4,196	4,058	1,917
Gain on sale of loans	5,456	4,132	2,049
Gain on sale of investments, net	238	64	51
Other income	2,016	2,707	1,438

Total Non-Interest Income	25,917	23,251	13,294

Non-Interest Expense:
Compensation, employee benefits and related expenses	30,448	27,941	16,214
Occupancy and equipment expense	9,591	8,679	4,830
Outsourced data processing expense	2,048	2,596	1,313
Core deposit intangibles amortization	1,439	1,325	199
Goodwill amortization	—	1,699	360
Merger expense	—	1,975	—
Other expense	14,287	13,135	8,350
Minority interest	—	35	61

Total Non-Interest Expense	57,813	57,385	31,327

Earnings before income taxes	48,826	33,715	21,583
Federal and state income tax expense	16,424	12,026	7,580

Net Earnings	$32,402	21,689	14,003

Basic earnings per share	$1.89	1.38	1.22
Diluted earnings per share	$1.86	1.34	1.21

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2002, 2001, and 2000

				Retained
				earnings	Accumulated
				(accumulated	other comp-	Total
	Common Stock			deficit)	rehensive	stock-
			Paid-in	substantially	income	holders'
(Dollars in thousands, except per share data)	Shares	Amount	capital	restricted	(loss)	equity

Balance at December 31, 1999	10,394,041	$104	87,387	2,996	(5,431)	85,056
Comprehensive income:
Net earnings	—	—	—	14,003	—	14,003
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	5,689	5,689

Total comprehensive income	—	—	—	—	—	19,692

Cash dividends declared ($59 per share)	—	—	—	(6,752)	—	(6,752)
Stock options exercised	14,161	—	134	—	—	134
Tax benefit from stock related compensation	—	—	16	—	—	16
10% stock dividend	1,039,608	10	14,302	(14,334)	—	(22)
Dissenting Mountain West shareholders	(660)	—	(11)	—	—	(11)

Balance at December 31, 2000	11,447,150	$114	101,828	(4,087)	258	98,113
Comprehensive income:
Net earnings	—	—	—	21,689	—	21,689
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,498	1,498

Total comprehensive income	—	—	—	—	—	23,187

Cash dividends declared ($60 per share)	—	—	—	(9,915)	—	(9,915)
Stock options exercised	864,571	9	6,755	—	—	6,764
Tax benefit from stock related compensation	—	—	2,778	—	—	2,778
Conversion of debentures	32,239	1	341	—		342
Stock issued in connection with merger of WesterFed Financial Corporation	4,530,462	45	55,669	—	—	55,714

Balance at December 31, 2001	16,874,422	$169	167,371	7,687	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	32,402	—	32,402
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	8,355	8,355

Total comprehensive income	—	—	—	—	—	40,757

Cash dividends declared ($67 per share)	—	—	—	(11,532)	—	(11,532)
Stock options exercised	411,396	4	4,957	—	—	4,961
Tax benefit from stock related compensation	—	—	1,080	—	—	1,080

Balance at December 31, 2002	17,285,818	$173	173,408	28,557	10,111	212,249

	Year ended December 31,

	2002	2001	2000

Disclosure of reclassification amount:
Unrealized and realized holding gains arising during the year	$13,980	2,528	9,449
Tax expense	(5,480)	(991)	(3,725)

Net after tax	8,500	1,537	5,724

Reclassification adjustment for net gains included in net income	(238)	(64)	(51)
Tax expense	93	25	16

Net after tax	(145)	(39)	(35)

Net change in unrealized gain on available-for-sale securities	$8,355	1,498	5,689

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,

(dollars in thousands)	2002	2001	2000

OPERATING ACTIVITIES :
Net earnings	$32,402	21,689	14,003
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Mortgage loans held for sale originated or acquired	(409,481)	(293,354)	(103,284)
Proceeds from sales of mortgage loans held for sale	390,353	255,671	102,122
Provision for loan losses	5,745	4,525	1,864
Depreciation of premises and equipment	4,178	3,837	2,315
Amortization of goodwill and core deposit intangible	1,439	3,024	559
Gain on sale of investments, net	(238)	(64)	(51)
Gain on sale of loans	(5,456)	(4,132)	(2,049)
Amortization of investment securities premiums and discounts, net	5,640	3,268	162
Federal Home Loan Bank of Seattle stock dividends	(2,170)	(1,990)	(1,022)
Gain on sale of branches	—	(511)	(198)
Deferred tax expense (benefit)	1,466	593	(139)
Net (increase) decrease in accrued interest receivable	(1,012)	485	(1,026)
Net (decrease) increase in accrued interest payable	(3,089)	(3,462)	1,874
Net (decrease) increase in current income taxes	(915)	1,077	(75)
Net increase in other assets	(1,041)	(7,706)	(15)
Net decrease in other liabilities and minority interest	(1,205)	(10,934)	(107)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,616	(27,984)	14,933

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investment securities available-for-sale	206,554	183,752	34,042
Purchases of investment securities available-for-sale	(429,596)	(295,498)	(27,335)
Principal collected on installment and commercial loans	576,109	433,639	231,674
Installment and commercial loans originated or acquired	(617,200)	(471,819)	(311,590)
Principal collections on mortgage loans	259,774	308,530	128,714
Mortgage loans originated or acquired	(178,171)	(192,668)	(132,464)
Net purchase of FHLB and FRB stock	(3,687)	(3,857)	(475)
Acquisition of WesterFed Financial Corporation and several branches	—	109,042	—
Net payments for sale of branches	—	(53,131)	(901)
Net (addition) disposal of premises and equipment	(828)	984	(3,307)
Acquisition of minority interest	—	(251)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(187,045)	18,723	(81,642)

FINANCING ACTIVITIES:
Net increase in deposits	13,859	18,549	81,878
Net increase (decrease) in FHLB advances and other borrowed funds	130,391	1,876	(14,055)
Net increase (decrease) in securities sold under repurchase agreements	13,621	(143)	5,111
Proceeds from issuance of trust preferred securities	—	35,000	—
Conversion of debentures	—	(8)	—
Cash dividends paid	(11,532)	(9,915)	(6,905)
Proceeds from exercise of stock options and other stock issued	6,041	9,542	101

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,380	54,901	66,130

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,049)	45,640	(579)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	97,426	51,786	52,365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,377	97,426	51,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$62,762	68,545	35,483
Cash paid during the year for income taxes	$14,793	8,243	7,794

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

Mountain West was acquired February 4, 2000 using the pooling of interests method of accounting. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented. Western was acquired on February 28, 2001 through the purchase of WesterFed Financial Corporation, its parent company. The WesterFed acquisition was accounted for using the purchase method of accounting. Accordingly, the financial information presented includes the operations of Western since the date of acquisition. See footnote 20 for additional information related to these transactions.

On July 31, 2001, Glacier Bank of Eureka was merged into Whitefish and the minority interest of both banks was redeemed.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

(d) Investment Securities

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders’ equity. Currently, the Company only holds available-for-sale securities.

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

(h) Premises and Equipment

Premises and equipment are stated at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office building is 15-40 years and the estimated useful life for furniture, fixtures, and equipment is 3-10 years.

1. Summary of Significant Accounting Policies . . . continued

i) Real Estate Owned

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

(j) Restricted Stock Investments

The Company holds stock in the Federal Home Loan Bank of Seattle (FHLB) and the Federal Reserve Bank (FRB). FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

(k) Goodwill

The excess of purchase price over the fair value of net assets from acquisitions (“Goodwill”), prior to January 1, 2002, was being amortized using the straight-line method over periods of primarily 5 to 25 years. As of January 1, 2002, the Company ceased amortization of goodwill as a result of Financial Accounting Standards Board (FASB) Statement 142, Goodwill and Other Intangible Assets and Statement 147, Acquisition of Certain Financial Institutions. As of January 1, 2002, on an annual basis, the Company tests goodwill for impairment at the subsidiary level. In addition, goodwill is tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. See Management Discussion and Analysis for information related to the recently issued accounting standards. As of December 31, 2002 and 2001 the accumulated amortization of goodwill was $3,001,000.

(l) Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. The useful life of the core deposit intangible is reevaluated on an annual basis, with any changes in estimated useful life being accounted for prospectively over the revised remaining life.

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

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $3.26, $2.81, and $2.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2002 – expected dividend yield of 3.02%, risk-free interest rate of 2.73%, volatility ratio of 23%, and expected life of 4.8 years: 2001 – expected dividend yield of 3.60%, risk-free interest rate of 4.44%, volatility ratio of 25%, and expected life of 4.8 years: 2000 – expected dividend yield of 4.60%, risk-free interest rate of 4.98%, volatility ratio of 25%, and expected life of 4.8 years.

1. Summary of Significant Accounting Policies . . . continued

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the option itself at the grant date for its stock options under FASB Statement 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		Years ended December 31,

		2002	2001	2000

Net earnings (in thousands):	As reported	$32,402	21,689	14,003
	Compensation cost	(577)	(329)	(624)

	Pro forma	31,825	21,360	13,379

Basic earnings per share:	As reported	1.89	1.38	1.22
	Compensation cost	(0.03)	(0.02)	(0.05)

	Pro forma	1.86	1.36	1.17

Diluted earnings per share:	As reported	1.86	1.34	1.21
	Compensation cost	(0.03)	(0.02)	(0.05)

	Pro forma	1.83	1.32	1.16

(o) Long-lived Assets

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2002 and 2001 there were no assets that were considered impaired.

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

As of December 31, 2002 and 2001 the carrying value of servicing rights was approximately $1,973,000 and $2,200,000, respectively. Amortization expense of $480,000, $314,000, and $89,000 was recognized in the years ended December 31, 2002, 2001, and 2000, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2002 or 2001. At December 31, 2002, the fair value of mortgage servicing rights was approximately $2,172,000.

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

1. Summary of Significant Accounting Policies . . . continued

(r) Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(s) Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

2. Cash on Hand and in Banks

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2002 was $7,404,000.

3. Investment Securities, Available for Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF DECEMBER 31, 2002

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.45%	$1,086	10	(2)	1,094

	3.45%	1,086	10	(2)	1,094

State and Local Governments and other issues:
maturing within one year	5.81%	3,144	53	—	3,197
maturing one year through five years	5.20%	10,037	227	(98)	10,166
maturing five years through ten years	5.44%	2,457	101	—	2,558
maturing after ten years	5.44%	236,620	8,046	(1,075)	243,591

	5.43%	252,258	8,427	(1,173)	259,512

Mortgage-Backed Securities	5.39%	81,043	2,440	(82)	83,401
Real Estate Mortgage Investment Conduits	4.63%	388,927	7,208	(181)	395,954
FHLB and FRB stock, at cost	6.17%	42,864	—	—	42,864

Total Investments	5.06%	$766,178	18,085	(1,438)	782,825

3. Investment Securities, Available for Sale...continued

INVESTMENTS AS OF DECEMBER 31, 2001

					Estimated
(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Fair
	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	2.77%	$1,330	12	(3)	1,339

	2.77%	1,330	12	(3)	1,339

State and Local Governments and other issues:
maturing within one year	3.25%	4,639	28	—	4,667
maturing one year through five years	5.36%	13,774	291	(65)	14,000
maturing five years through ten years	5.50%	2,349	57	(6)	2,400
maturing after ten years	5.81%	135,789	1,563	(1,722)	135,630

	5.67%	156,551	1,939	(1,793)	156,697

Mortgage-Backed Securities	6.08%	129,322	1,868	(126)	131,064
Real Estate Mortgage Investment Conduits	6.11%	218,470	2,941	(1,933)	219,478
FHLB and FRB stock, at cost	6.82%	37,007	—	—	37,007

Total Investments	6.01%	$542,680	6,760	(3,855)	545,585

The book value of investment securities is as follows at:

December 31,
(dollars in thousands)	2000

U.S. Government and Federal Agencies	$9,573
State and Local Governments and Other Issues	61,842
Mortgage-Backed Securities	39,485
Real Estate Mortgage Investment Conduits	100,988
FHLB and FRB stock	18,098

$229,986

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect. The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC.

Interest Income includes tax-exempt interest for the years ended December 31, 2002, 2001, and 2000 of $8,074,000, $4,624,000, and $2,659,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2002, 2001, and 2000 were approximately $31,695,000, $86,311,000 and $19,253,000 respectively, resulting in gross gains of approximately $451,000, $71,000 and $127,000 and gross losses of approximately $213,000, $7,000 and $76,000, respectively. The cost of any investment sold is determined by specific identification.

At December 31, 2002, the Company had investment securities with carrying values of approximately $113,742,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

4. Loans Receivable, Net and Loans Held for Sale

The following is a summary of loans receivable, net and loans held for sale at:

	December 31,

(dollars in thousands)	2002	2001

Residential first mortgage	$310,205	395,417
Loans held for sale	51,987	27,403
Commercial real estate	397,803	379,346
Commercial	276,675	241,811
Consumer	112,893	142,875
Home equity	174,033	156,140

	1,323,596	1,342,992
Net deferred loan fees, premiums and discounts	(1,999)	(2,011)
Allowance for loan losses	(20,944)	(18,654)

	$1,300,653	1,322,327

The following is a summary of activity in allowance for losses on loans:

	Years ended December 31,

(dollars in thousands)	2002	2001	2000

Balance, beginning of period	$18,654	7,799	6,722
Acquisitions	—	8,893	—
Net charge offs	(3,455)	(2,563)	(787)
Provision	5,745	4,525	1,864

Balance, end of period	$20,944	18,654	7,799

The following is the allocation of allowance for loan losses and percent of loans in each category at:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		of loans in		of loans in
	Amount	category	Amount	category

(dollars in thousands)

Residential first mortgage and loans held for sale	$2,334	27.4%	$2,722	31.5%
Commercial real estate	7,088	30.1%	5,906	28.3%
Other commercial	7,670	20.9%	6,225	18.0%
Consumer loans	1,830	8.5%	2,132	10.6%
Home equity	2,022	13.1%	1,669	11.6%

	$20,944	100.0%	$18,654	100.0%

Substantially all of the Company’s loan receivables are with customers within the Company’s market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their contracts is dependent upon the economic performance in the Company’s market areas. At December 31, 2002, no individual borrower had outstanding loans or commitments exceeding 10% of the Company’s consolidated stockholders’ equity.

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2002, 2001, and 2000 were approximately $8,042,000, $9,232,000, and $1,154,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for

4. Loans Receivable, Net and Loans Held for Sale . . . continued

the years ended December 31, 2002, 2001, and 2000 was approximately $8,275,000, $7,842,000, and $1,309,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $596,000, $658,000, and $101,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2002, 2001, and 2000 was not significant. Loans ninety days overdue and still accruing for the years ended December 31, 2002, 2001, and 2000 were approximately $1,998,000, $1,437,000, and $750,000, respectively.

The weighted average interest rate on loans was 7.48% and 8.37% at December 31, 2002 and 2001, respectively.

At December 31, 2002, 2001 and 2000 loans sold and serviced for others were $253,063,000, $286,996,000, and $146,534,000, respectively.

At December 31, 2002 the Company had $674,811,000 in variable rate loans and $648,785,000 in fixed rate loans.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2002.

The Company had outstanding commitments as follows:

	December 31,

(dollars in thousands)	2002	2001

Loans and loans in process	$208,345	159,481
Unused consumer lines of credit	78,138	60,890
Letters of credit	18,716	23,750

	$305,199	244,121

Substantially all of the loans held for sale at December 31, 2002 and 2001 were committed to be sold.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2002 was approximately $21,187,000. During 2002, new loans to such related parties were approximately $15,358,000 and repayments were approximately $7,157,000.

5. Premises and Equipment, Net

Premises and equipment, net consist of the following at:

	December 31,

(dollars in thousands)	2002	2001

Land	$10,324	10,956
Office buildings and construction in progress	35,830	37,241
Furniture, fixtures and equipment	22,066	23,317
Leasehold improvements	2,613	2,149
Accumulated depreciation	(23,618)	(23,097)

	$47,215	50,566

6. Goodwill and Other Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total

As of December 31, 2002
Gross carrying value	$9,836
Accumulated Amortization	(3,014)

Net carrying value	$6,822	1,973	8,795

As of December 31, 2001
Gross carrying value	$9,836
Accumulated Amortization	(1,575)

Net carrying value	$8,261	2,200	10,461

Weighted-Average amortization period
(Period in years)	10.0	8.9	9.8
Aggregate Amortization Expense
For the year ended December 31, 2001	$1,325	314	1,639
For the year ended December 31, 2002	1,439	480	1,919
Estimated Amortization Expense
For the year ended December 31, 2003	1,219	332	1,551
For the year ended December 31, 2004	1,011	317	1,328
For the year ended December 31, 2005	847	302	1,149
For the year ended December 31, 2006	779	286	1,065
For the year ended December 31, 2007	766	271	1,037

(1)	Gross carrying value and accumulated amortization are not readily available

As of January 1, 2002, the Company no longer amortizes goodwill as a result of the FASB Statements 142 and 147. See Management Discussion and Analysis for further information regarding recently issued accounting standards. The following pro forma information presents the consolidated results of operations as if the adoption of Statements 142 and 147 had occurred on January 1, 2000.

	For the year ended December 31,

(Dollars in thousands)	2002	2001	2000

Reported net income	$32,402	21,689	14,003
Add back goodwill amortization, net of tax	—	1,368	236

Adjusted net income	$32,402	23,057	14,239

	2002		2001		2000

	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS

Reported net income	$1.89	1.86	1.38	1.34	1.22	1.21
Add back goodwill amortization, net of tax	—	—	0.09	0.09	0.02	0.02

Adjusted net income	$1.89	1.86	1.47	1.43	1.24	1.23

7. Deposits

     Deposits consist of the following at:

	December 31, 2002			December 31, 2001

	Weighted
(dollars in thousands)	Average Rate	Amount	Percent	Amount	Percent

Demand accounts	0.0%	$295,016	20.2%	$234,318	16.2%

NOW accounts	0.4%	214,177	14.7%	218,048	15.1%
Savings accounts	0.7%	124,787	8.5%	122,042	8.4%
Money market demand accounts	1.9%	353,998	24.2%	313,934	21.7%
Certificate accounts:
2.00% and lower		106,556	7.3%	6,868	0.5%
2.01% to 3.00%		157,980	10.8%	102,961	7.1%
3.01% to 4.00%		103,393	7.1%	140,610	9.7%
4.01% to 5.00%		33,916	2.3%	125,544	8.7%
5.01% to 6.00%		37,822	2.7%	107,462	7.5%
6.01% to 7.00%		30,894	2.1%	70,672	4.9%
7.01% and higher		1,384	0.1%	3,605	0.2%

Total certificate accounts	3.6%	471,945	32.4%	557,722	38.6%

Total interest bearing deposits	2.2%	1,164,907	79.8%	1,211,746	83.8%

Total deposits	1.8%	$1,459,923	100.0%	1,446,064	100.0%

Deposits with a balance in excess of $100,000		$458,384		$416,137

At December 31, 2002, scheduled maturities of certificate accounts are as follows:

	Years ending December 31,

(dollars in thousands)	Total	2003	2004	2005	2006	Thereafter

2.00% and lower	$106,556	105,228	1,200	128	—	—
2.01% to 3.00%	157,980	137,001	18,852	2,036	68	23
3.01% to 4.00%	103,393	72,620	20,560	8,350	1,014	849
4.01% to 5.00%	33,916	16,263	6,140	5,060	4,028	2,425
5.01% to 6.00%	37,822	13,801	7,792	2,348	2,576	11,305
6.01% to 7.00%	30,894	12,582	3,225	6,265	1,842	6,980
7.01% and higher	$1,384	881	17	486	—	—

	471,945	358,376	57,786	24,673	9,528	21,582

Interest expense on deposits is summarized as follows:

	Years ended December 31,

(dollars in thousands)	2002	2001	2000

NOW accounts	$723	1,758	1,068
Savings accounts	857	1,855	806
Money market demand accounts	6,771	9,575	7,447
Certificate accounts	17,917	29,504	13,353

	$26,268	42,692	22,674

8. Advances from Federal Home Loan Bank of Seattle

Advances from the Federal Home Loan Bank of Seattle (FHLB) consist of the following:

							Totals as of
	Maturing in years ending December 31,						December 31,

(dollars in thousands)	2003	2004	2005	2006	2007	2008-2013	2002	2001

1.00% to 2.00%	23,815	—	—	—	59,700	—	83,515	35,600
2.01% to 3.00%	8,000	26,000	13,000	4,000	36,000	—	87,000	325
3.01% to 4.00%	—	35,250	41,350	—	—	40,000	116,600	18,500
4.01% to 5.00%	83,075	5,500	—	—	—	42,000	130,575	216,977
5.01% to 6.00%	30,573	12,652	144	144	144	18,129	61,786	84,693
6.01% to 7.00%	233	184	169	969	69	870	2,494	9,470
7.01% to 8.00%	340	240	210	500	300	100	1,690	1,530
8.01% to 8.15%	—	—	—	—	—	—	—	200

	$146,036	79,826	54,873	5,613	96,213	101,099	483,660	367,295

These advances are collateralized by the FHLB stock held by the Company and a blanket assignment of the Bank’s unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2002 was approximately $292,377,000.

The weighted average interest rate on these advances was 4.15% and 5.24% at December 31, 2002 and 2001, respectively.

The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2002:

		Interest		Earliest
(dollars in thousands)	Amount	Rate	Maturity	Call

Call Terms
Quarterly at FHLB option	$59,700	1.22% - 1.23%	2007	2003
Quarterly at FHLB option	13,000	2.33%	2007	2004
Quarterly at FHLB option	13,000	2.88%	2007	2005
Quarterly at FHLB option	10,000	2.97%	2007	2005
Quarterly at FHLB option	3,000	5.37%	2008	2003
Quarterly at FHLB option	15,000	5.52%	2008	2003
If three month LIBOR is greater than 8% on quarterly measurement date after initial term	82,000	3.49% - 4.83%	2012	2004

	$195,700

9. Securities Sold Under Agreements to Repurchase and Other Borrowed Funds

Securities sold under agreements to repurchase consist of the following at:

			Book	Market
(dollars in thousands)		Weighted	value of	value of
	Repurchase	average	underlying	underlying
December 31, 2002	amount	rate	assets	assets

Securities sold under agreements to repurchase within:
1-30 days	46,206	1.46%	67,846	70,722

	$46,206	1.46%	$67,846	70,722

December 31, 2001:

Securities sold under agreements to repurchase within:
1-30 days	$29,452	2.09%	$46,721	49,088
Greater than 90 days	3,133	2.38%	2,538	2,657

	$32,585	2.11%	$49,259	51,745

The securities, consisting of agency issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2002 and 2001 securities sold under agreements to repurchase averaged approximately $35,480,000 and $27,375,000, respectively, and the maximum outstanding at any month end during the year was approximately $46,206,000 and $37,814,000, respectively.

The Company also has a treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $19,500,000 at federal funds rates minus 25 basis points. At December 31, 2002 and 2001 the outstanding balance under this program was approximately $15,087,000 and $1,060,000. The borrowings are secured with investment securities with a par value of approximately $27,320,000 and a market value of approximately $28,680,000. For the year ended December 31, 2002, the maximum outstanding at any month end was approximately $16,799,000 and the average balance was approximately $5,541,000.

During 1999, the Company assumed Big Sky’s subordinated convertible debentures as part of the merger transaction. The outstanding balance at December 31, 2000 was $350,000. The interest rate was 7.5 percent, payable quarterly. On December 31, 2001, the debentures became due and were exchanged for 33,257 shares of Company stock and $8,508 in cash.

10. Trust Preferred Securities

On January 25, 2001, 1,400,000 shares of trust preferred shares were issued by Glacier Trust whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 9.40% and mature on February 1, 2031. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $35,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities. The Trust Preferred Securities qualify as Tier 1 capital under regulatory definitions.

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

11. Regulatory Capital

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2002:

			Minimum capital		Well capitalized
	Actual		requirement		requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core) capital to risk weighted assets
Consolidated	197,131	12.99%	60,712	4.00%	91,069	6.00%
Glacier	45,357	13.54%	13,404	4.00%	20,106	6.00%
First Security	36,963	11.06%	13,369	4.00%	20,053	6.00%
Western	38,755	15.33%	10,114	4.00%	15,171	6.00%
Mountain West	25,088	9.85%	10,184	4.00%	15,276	6.00%
Big Sky	13,922	10.77%	5,169	4.00%	7,754	6.00%
Valley	13,647	11.43%	4,776	4.00%	7,164	6.00%
Whitefish	9,957	11.64%	3,423	4.00%	5,134	6.00%
Tier 2 (total) capital to risk weighted assets
Consolidated	216,179	14.24%	121,425	8.00%	151,781	10.00%
Glacier	49,546	14.79%	26,808	8.00%	33,510	10.00%
First Security	41,147	12.31%	26,738	8.00%	33,422	10.00%
Western	41,991	16.61%	20,228	8.00%	25,285	10.00%
Mountain West	27,618	10.85%	20,367	8.00%	25,459	10.00%
Big Sky	15,543	12.03%	10,338	8.00%	12,923	10.00%
Valley	14,860	12.45%	9,552	8.00%	11,940	10.00%
Whitefish	11,021	12.88%	6,845	8.00%	8,557	10.00%
Leverage capital to total average assets
Consolidated	197,131	8.95%	88,110	4.00%	110,137	5.00%
Glacier	45,357	9.48%	19,132	4.00%	23,915	5.00%
First Security	36,963	7.82%	18,918	4.00%	23,647	5.00%
Western	38,755	9.83%	15,771	4.00%	19,714	5.00%
Mountain West	25,088	6.71%	14,959	4.00%	18,699	5.00%
Big Sky	13,922	8.04%	6,929	4.00%	8,662	5.00%
Valley	13,647	7.54%	7,239	4.00%	9,049	5.00%
Whitefish	9,957	8.09%	4,922	4.00%	6,153	5.00%

11. Regulatory Capital. . . continued

The following table illustrates the Federal Reserve Board’s adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2001:

			Minimum capital		Well capitalized
	Actual		requirement		requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core) capital to risk weighted assets
Consolidated	168,389	11.81%	57,010	4.00%	85,515	6.00%
Glacier	39,317	12.04%	13,065	4.00%	19,597	6.00%
First Security	32,054	9.80%	13,078	4.00%	19,618	6.00%
Western	34,128	13.04%	10,466	4.00%	15,699	6.00%
Mountain West	19,807	10.03%	7,902	4.00%	11,854	6.00%
Big Sky	11,778	9.53%	4,941	4.00%	7,412	6.00%
Valley	11,625	10.02%	4,641	4.00%	6,961	6.00%
Whitefish	8,440	11.65%	2,898	4.00%	4,347	6.00%
Tier 2 (total) capital to risk weighted assets
Consolidated	186,215	13.07%	114,020	8.00%	142,524	10.00%
Glacier	43,016	13.17%	26,129	8.00%	32,661	10.00%
First Security	35,797	10.95%	26,157	8.00%	32,696	10.00%
Western	37,422	14.30%	20,932	8.00%	26,165	10.00%
Mountain West	21,850	11.06%	15,805	8.00%	19,756	10.00%
Big Sky	13,326	10.79%	9,882	8.00%	12,353	10.00%
Valley	12,817	11.05%	9,281	8.00%	11,601	10.00%
Whitefish	9,346	12.90%	5,796	8.00%	7,245	10.00%
Leverage capital to total average assets
Consolidated	168,389	8.21%	82,049	4.00%	102,561	5.00%
Glacier	39,317	8.32%	18,911	4.00%	23,639	5.00%
First Security	32,054	7.56%	16,958	4.00%	21,198	5.00%
Western	34,128	8.62%	15,845	4.00%	19,807	5.00%
Mountain West	19,807	6.33%	12,511	4.00%	15,639	5.00%
Big Sky	11,778	7.10%	6,638	4.00%	8,297	5.00%
Valley	11,625	7.22%	6,442	4.00%	8,053	5.00%
Whitefish	8,440	7.06%	4,784	4.00%	5,980	5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2002 and 2001, the subsidiary banks’ capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2002 and 2001.

12. Federal and State Income Taxes

The following is a summary of consolidated income tax expense for:

	Years ended December 31,

(dollars in thousands)	2002	2001	2000

Current:
Federal	$11,925	9,292	6,259
State	3,033	2,141	1,460

Total current tax expense	14,958	11,433	7,719

Deferred:
Federal	1,139	454	(74)
State	327	139	(65)

Total deferred tax expense (benefit)	1,466	593	(139)

Total income tax expense	$16,424	12,026	7,580

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

	Years ended December 31,

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.4%	4.4%	4.2%
Tax-exempt interest income	-5.4%	-4.5%	-4.1%
Other, net	-0.4%	0.8%	0.0%

	33.6%	35.7%	35.1%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	December 31,

(dollars in thousands)	2002	2001

Deferred tax assets:
Allowance for losses on loans	$8,270	7,816
Deferred compensation	1,211	1,540
Other	863	1,017

Total gross deferred tax assets	10,344	10,373

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(8,301)	(7,870)
Fixed assets, due to differences in depreciation	(1,864)	(1,969)
Available-for-sale securities fair value adjustment	(6,536)	(1,149)
Other	(2,272)	(1,165)

Total gross deferred tax liabilities	(18,973)	(12,153)

Net deferred tax liability	$(8,629)	(1,780)

There is no valuation allowance at December 31, 2002 and 2001 because management believes that it is more likely than not that the Company’s deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2002 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This

12. Federal and State Income Taxes . . . continued

amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. Employee Benefit Plans

Prior to 2002, the Company had a noncontributory defined contribution retirement plan covering substantially all employees. The Company followed the policy of funding retirement plan contributions as accrued. As of January 1, 2002, the retirement plan was merged with the employee savings plan as a profit sharing plan. The plan has a 3% “safe harbor” provision which is a non-elective contribution by the Company. In addition, elective contributions, depending on the Company’s profitability, are made to the plan. The total plan expense for the years ended December 31, 2002, 2001, and 2000 was approximately $2,691,000, $1,599,000 and $1,058,000 respectively.

The Company also has an employees’ savings plan. The plan allows eligible employees to contribute up to 25% of their monthly salaries. The Company matches an amount equal to 50% of the employee’s contribution, up to 6% of the employee’s total pay. Participants are at all times fully vested in all contributions. The Company’s contribution to the savings plan for the years ended December 31, 2002, 2001 and 2000 was approximately $577,000, $511,000, and $331,000, respectively.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company’s contribution to the SERP for the years ended December 31, 2002, 2001 and 2000 was approximately $28,000, $9,000, and $18,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants’ salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $67,000, $59,000, and $34,000, for the years ending December 31, 2002, 2001, and 2000, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings (losses) for the years ended 2002, 2001, and 2000 were approximately $72,000, $164,000, and ($24,000), respectively. In connection with the WesterFed acquisition (See note 20), the Company assumed the obligations of a deferred compensation plan for certain key employees. The plan provides predetermined periodic payments over 10 to 15 years upon retirement or death. As of December 31, 2002, the liability related to the obligation was approximately $2,300,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2002 was insignificant.

The Company has entered into employment contracts with ten senior officers that provide benefits under certain conditions following a change in control of the Company.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,

	2002	2001	2000

Net earnings available to common stockholders, basic	$32,401,809	21,689,058	14,003,000
After tax effect of interest on convertible subordinated debentures	—	16,000	16,000

Net earnings available to common stockholders, diluted	$32,401,809	21,705,058	14,019,000

Average outstanding shares — basic	17,151,759	15,701,935	11,440,391
Add: Dilutive stock options	292,726	406,089	70,730
Convertible subordinated debentures	—	33,025	33,025

Average outstanding shares — diluted	17,444,485	16,141,049	11,544,146

Basic earnings per share	$1.89	1.38	1.22

Diluted earnings per share	$1.86	1.34	1.21

There were no options excluded from the diluted share calculation in the current year due to market price exceeding the option exercise price as of December 31, 2002. Approximately 276,000 and 510,000 option shares in 2001 and 2000, respectively, were not included because the option exercise price exceeded the market value.

15. Stock Option Plans

In the year ended June 30, 1990, Incentive Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999 the Directors 1994 Stock Option Plan, and the Employees 1995 Stock Option Plan, were amended to provide 100,000 and 600,000 additional shares for the Directors and Employees Plans, respectively. In April, 2002, the Directors 1994 Stock Option Plan and the Employees 1995 Stock Option Plan were amended to provide 500,000 and 1,000,000 additional shares to the director’s and employee’s plans, respectively. The option price at which the Company’s common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted.

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

15. Stock Option Plans . . . continued

     At December 31, 2002, total shares available for option grants to employees and directors are 1,880,848. Changes in shares granted for stock options for the years ended December 31, 2002, 2001, and 2000, are summarized as follows:

	Options outstanding		Options exercisable

		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price

Balance, December 31, 1999	711,456	$15.85	402,342	$12.41
Canceled	(12,687)	15.42	(28,889)	16.77
Granted	145,818	15.27
Became exercisable			161,852	17.81
Stock dividend	54,887		60,210
Exercised	(14,161)	9.47	(14,161)	9.47

Balance, December 31, 2000	885,313	14.34	581,354	13.13
Canceled	(45,059)	15.20	(18,523)	17.84
Granted	222,006	14.98
Became exercisable			179,992	18.72
WesterFed acquisition	947,979	7.45	947,979	7.45
Exercised	(864,571)	7.82	(864,571)	7.82

Balance, December 31, 2001	1,145,668	13.64	826,231	13.28
Canceled	(20,158)	18.88	(3,516)	16.62
Granted	198,997	21.89
Became exercisable			123,884	14.26
Exercised	(415,099)	12.15	(415,099)	12.15

Balance, December 31, 2002	909,408	16.00	531,500	14.36

The range of exercise prices on options outstanding at December 31, 2002 is as follows:

				Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
Price range	Shares	exercise price	life of options	Shares	exercise price

$2.76 - $ 7.11	29,625	$5.87	1.3 years	29,625	$5.87
$8.79 - $ 9.36	107,817	9.05	4.9 years	107,817	9.05
$11.20 - $12.94	84,139	11.81	4.2 years	81,139	11.77
$13.53 - $15.52	220,025	13.75	2.8 years	87,174	13.92
$17.50 - $19.47	234,245	18.38	.9 years	180,245	18.60
$20.71 - $22.69	233,557	21.72	4.0 years	45,500	21.12

	909,408	16.00	3.0 years	531,500	14.36

The options exercised during the year ended December 31, 2002 were at prices from $5.59 to $19.09.

In connection with the acquisition of WesterFed Financial Corporation, outstanding options for employees and directors of WesterFed for 947,979 were exchanged for options outstanding of Company stock at a weighted exercise price of $7.45.

16. Parent Company Information (Condensed)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

Statements of Financial Condition	December 31,

(dollars in thousands)	2002	2001

Assets:
Cash	$4,807	6,548
Interest bearing cash deposits	6,010	441

Cash and cash equivalents	10,817	6,989
Investment securities, available-for-sale	1,393	321
Other assets	4,719	7,253
Investment in subsidiaries	233,866	200,438

	$250,795	215,001

Liabilities and Stockholders’ Equity:
Dividends payable	$3,115	2,538
Trust preferred securities	35,000	35,000
Other liabilities	431	480

Total liabilities	38,546	38,018
Common stock	173	169
Paid-in capital	173,408	167,371
Retained earnings	28,557	7,687
Accumulated other comprehensive income	10,111	1,756

Total stockholders’ equity	212,249	176,983

	$250,795	215,001

Statements of Operations	Years ended December 31,

(dollars in thousands)	2002	2001	2000

Revenues
Dividends from subsidiaries	$13,232	37,268	8,650
Other income	178	371	163
Intercompany charges for services	5,381	3,826	2,469

Total revenues	18,791	41,465	11,282
Expenses
Employee compensation and benefits	3,755	2,984	1,852
Goodwill amortization	—	236	243
Other operating expenses	6,778	6,743	1,635

Total expenses	10,533	9,963	3,730
Earnings before income tax benefit and equity in undistributed earnings of subsidiaries	8,258	31,502	7,552
Income tax benefit	(1,984)	(2,181)	(359)

Income before equity in undistributed earnings of subsidiaries	10,242	33,683	7,911
Earnings in excess of (less than) dividends distributed	22,160	(11,994)	6,092

Net earnings	$32,402	21,689	14,003

16. Parent Company Information (Condensed)...continued

Statements of Cash Flows	Years ended December 31,

(dollars in thousands)	2002	2001	2000

Operating Activities Net earnings	$32,402	21,689	14,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill amortization	—	236	243
Gain (loss) on sale of investments available-for-sale	43	—	(11)
Earnings (in excess of) less than dividends distributed	(22,160)	11,994	(6,092)
Net increase in other assets and other liabilities	1,761	(965)	322

Net cash provided by operating activities	12,046	32,954	8,465

Investing activities Purchases of investment securities available-for-sale	(1,261)	—	—
Proceeds from sales, maturities and prepayments of securities available-for-sale	234	254	702
Equity contribution to subsidiary	(1,000)	(61,934)	(2,200)
Net addition of premises and equipment	(700)	(921)	(480)
Acquisition of minority interest	—	(251)	—

Net cash used by investing activities	(2,727)	(62,852)	(1,978)

Financing activities Proceeds from exercise of stock options and other stock issued	6,041	9,542	101
Proceeds from issuance of trust preferred securities	—	35,000	—
Cash dividends paid	(11,532)	(9,915)	(6,905)

Net cash provided (used) by financing activities	(5,491)	34,627	(6,804)

Net increase (decrease) in cash and cash equivalents	3,828	4,729	(317)
Cash and cash equivalents at beginning of year	6,989	2,260	2,577

Cash and cash equivalents at end of year	$10,817	6,989	2,260

17. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

	Quarters Ended, 2002

	March 31	June 30	September 30	December 31

Interest income	$33,078	33,507	33,829	33,575
Interest expense	12,711	11,906	11,698	11,207

Net interest income	20,367	21,601	22,131	22,368
Provision for loan losses	1,300	1,260	1,665	1,520
Income before income taxes	10,551	12,333	12,927	13,015
Net earnings	6,897	8,128	8,616	8,761
Basic earnings per share	0.41	0.47	0.50	0.51
Diluted earnings per share	0.40	0.47	0.49	0.50
Dividends per share	0.16	0.16	0.17	0.18
Market range high-low	$23.25-$19.10	$24.99-$20.85	$24.60-$19.73	$24.00-$19.90

17. Unaudited Quarterly Financial Data...continued

	Quarters Ended, 2001 (1)

	March 31	June 30	September 30	December 31

Interest income	$26,375	38,663	37,100	35,782
Interest expense	13,273	19,536	17,901	14,836

Net interest income	13,102	19,127	19,199	20,946
Provision for loan losses	585	1,838	1,006	1,096
Income before income taxes	6,129	8,683	8,879	10,024
Net earnings	3,914	5,608	5,707	6,460
Basic earnings per share	0.30	0.35	0.34	0.39
Diluted earnings per share	0.29	0.34	0.33	0.38
Dividends per share	0.15	0.15	0.15	0.15
Market range high-low	$16.13-$12.25	$19.75-$14.50	$19.20-$17.06	$21.19-$15.78

[1] Includes WesterFed results from February 28, 2001

18. Fair Value of Financial Instruments

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company’s Consolidated Statement of Financial Condition, this includes the following items:

	2002		2001

(dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash	$74,624	74,624	73,456	73,456
Interest bearing cash deposits	4,753	4,753	23,970	23,970
Investment securities	260,606	260,606	158,036	158,036
Mortgage-backed securities	479,355	479,355	350,542	350,542
Loans	1,300,653	1,341,141	1,322,327	1,359,925
FHLB and Federal Reserve Bank stock	42,864	42,864	37,007	37,007
Financial Liabilities:
Deposits	$1,459,923	1,465,029	1,446,064	1,472,241
Advances from the FHLB of Seattle	483,660	498,286	367,295	375,253
Repurchase agreements and other borrowed funds	61,293	61,293	33,645	33,645
Trust preferred securities	35,000	39,060	35,000	38,780

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets – The estimated fair value approximates the book value of cash and interest bearing cash deposits. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB and Federal Reserve Bank stock approximates the book value.

Financial Liabilities – The estimated fair value of demand and savings deposits approximates the book value since rates are periodically adjusted to market rates. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the FHLB of Seattle fair value is estimated by discounting future cash flows using current rates for advances with

18. Fair Value of Financial Instruments...continued

similar weighted average maturities. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so fair value approximates book value. The trust preferred securities’ fair value is based on quoted market prices.

Off-balance sheet financial instruments – Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. Contingencies and Commitments

The company leases certain land, premises and equipment from third parties under operating leases. Total rent expense for the year ended December 31, 2002, 2001, and 2000 was approximately $926,000 $865,000, and $462,000, respectively. The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows (Dollars in thousands):

Years ended December 31,	Amount

2003	$881
2004	762
2005	635
2006	492
2007	350
Thereafter	2,925

Total minimum future rental expense	$6,045

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

20. Acquisitions

On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation (WesterFed). The Company issued 4,530,462 shares and $37,274,000 cash to shareholders as consideration for the merger. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of WesterFed were recorded by the Company at their respective fair values at the time of the completion of the merger and the results of WesterFed have been included with those of the Company since the date of the acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

On March 15, 2001, the Company acquired seven Wells Fargo & Company and First Security Corporation branches located in Idaho and Utah. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded by the Company at their respective fair values at the date of the acquisition and the results of operations have been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

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

The following is a summary of selected operating segment information for the years ended and as of December 31, 2002, 2001, and 2000. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for much of the change in activity for certain segments.

(Dollars in thousands)
		First		Mountain
2002	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

Net interest income	$22,787	20,596	13,699	13,629	6,860	7,522	4,901	(3,527)	86,467
Provision for loan losses	1,080	1,800	325	695	330	1,335	180	—	5,745

Net interest income after provision for loan losses	21,707	18,796	13,374	12,934	6,530	6,187	4,721	(3,527)	80,722
Noninterest income	7,554	3,880	2,782	6,392	1,591	2,641	1,096	(19)	25,917
Core deposit amortization	332	325	419	224	49	90	—	—	1,439
Other noninterest expense	12,913	9,192	7,832	13,439	3,618	5,371	2,634	1,375	56,374

Income before income taxes	16,016	13,159	7,905	5,663	4,454	3,367	3,183	(4,921)	48,826
Income tax expense (benefit)	5,763	4,761	2,432	1,633	1,705	1,053	1,040	(1,963)	16,424

Net income	$10,253	8,398	5,473	4,030	2,749	2,314	2,143	(2,958)	32,402

Assets	$490,999	487,699	405,282	396,777	179,543	190,536	129,255	1,253	2,281,344
Net loans	319,906	300,481	188,793	214,453	111,378	97,937	68,066	(361)	1,300,653
Deposits	327,018	352,805	226,482	275,809	95,897	126,418	67,810	(12,316)	1,459,923
Stockholders’ equity	53,492	44,678	46,647	44,429	16,439	17,038	11,078	(21,552)	212,249

23. Operating Segment Information . . . continued

(Dollars in thousands)
		First		Mountain
2001	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

Net interest income	$19,032	14,239	17,094	10,141	4,678	5,998	4,290	(3,098)	72,374
Provision for loan losses	962	975	1,350	276	333	365	264	—	4,525

Net interest income after provision for loan losses	18,070	13,264	15,744	9,865	4,345	5,633	4,026	(3,098)	67,849
Noninterest income	7,216	3,070	4,517	3,855	1,294	1,990	1,157	152	23,251
Merger expense	248	65	136	761	36	103	5	621	1,975
Goodwill amortization	145	78	454	731	24	31	—	236	1,699
Core deposit amortization	254	136	650	208	21	56	—	—	1,325
Other noninterest expense	12,120	6,813	10,795	10,854	2,983	4,356	2,572	1,858	52,351

Income before income taxes and minority interest	12,519	9,242	8,226	1,166	2,575	3,077	2,606	(5,661)	33,750
Minority interest								35	35
Income tax expense (benefit)	4,505	3,556	3,026	150	995	1,114	819	(2,139)	12,026

Net income	$8,014	5,686	5,200	1,016	1,580	1,963	1,787	(3,557)	21,689

Assets	$474,421	427,976	406,359	342,841	168,865	165,372	121,409	(21,496)	2,085,747
Net loans	316,626	341,214	229,007	162,701	110,363	103,062	59,721	(367)	1,322,327
Deposits	340,186	345,423	237,477	254,133	97,488	124,072	64,885	(17,600)	1,446,064
Stockholders’ equity	46,473	37,479	42,825	37,668	13,394	13,134	8,775	(22,765)	176,983

(Dollars in thousands)
		First		Mountain
2000	Glacier	Security	Western	West	Big Sky	Valley	Whitefish	Other	Consolidated

Net interest income	$16,361	9,324	—	5,037	2,721	4,171	3,741	125	41,480
Provision for loan losses	460	360	—	410	180	205	249	—	1,864

Net interest income after provision for loan losses	15,901	8,964	—	4,627	2,541	3,966	3,492	125	39,616
Noninterest income	5,913	2,000	—	2,206	750	1,411	1,036	(22)	13,294
Goodwill amortization	118	—	—	—	—	—	—	242	360
Core deposit amortization	199	—	—	—	—	—	—	—	199
Other noninterest expense	11,440	4,771	—	5,153	2,527	3,498	2,455	863	30,707

Income before income taxes and minority interest	10,057	6,193	—	1,680	764	1,879	2,073	(1,002)	21,644
Minority interest								61	61
Income tax expense (benefit)	3,456	2,251	—	657	258	657	622	(321)	7,580

Net income	$6,601	3,942	—	1,023	506	1,222	1,451	(742)	14,003

Assets	$469,351	214,231	—	126,518	77,111	87,791	87,125	(5,415)	1,056,712
Net loans	282,467	180,041	—	90,921	57,050	62,645	60,437	—	733,561
Deposits	288,556	164,168	—	86,632	49,616	76,508	60,760	(5,670)	720,570
Stockholders’ equity	42,049	18,027	—	9,780	6,090	7,649	8,462	6,056	98,113

PART III

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 10. Directors and Executive Officers of the Registrant

Information regarding “Directors and Executive Officers of the Registrant” is set forth under the headings “Election of Directors – Information with Respect to Nominees and Other Directors” – “Background of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Executive Officers who are not Directors” of the Company’s 2003 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16 (a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Meetings and Committees of the Board of Directors – Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under the headings “Information with Respect to Nominees and Other Directors,” “Security Ownership of Certain Beneficial Owners and Management – Executive Officers who are not Directors” and “Beneficial Owners” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Equity Compensation Plan Information” is set forth under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding “Certain Relationships and Related Transactions” is set forth under the heading “Transactions with Management” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Disclosure of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange act. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(1)  The following exhibits are included as part of this Form 10-K:

Exhibit No.	Exhibit

3(a)	Amended and Restated Certificate of Incorporation (1)

3(b)	Amended and Restated Bylaws (2)

10(a)	1989 Incentive Stock Option Plan (3)

10(b)	Employment Agreement dated January 1, 2002 between the Company, Glacier Bancorp, Inc. and Michael J. Blodnick

10(c)	Employment Agreement dated January 1, 2002 between the Company, Glacier Bancorp, Inc. and James H. Strosahl

10(d)	Employment Agreement dated January 1, 2002 between First Security Bank and William L. Bouchee

10(e)	1994 Director Stock Option Plan (4)

10(f)	1995 Employee Stock Option Plan (5)

10(g)	Deferred Compensation Plan (4)

10(h)	Supplemental Executive Retirement Agreement (4)

10(i)	Employment agreement dated September 9, 2002, between Mountain West Bank and Jon W. Hippler

10(j)	Employment agreement dated September 20, 2000 between Western Security Bank and Ralph R. Holliday (6)

21	Subsidiaries of the Company (See item 1, “Subsidiaries”)

23	Consent of KPMG LLP

99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.2 included in the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3 (b) included in the Company’s Form 10-K for the fiscal year ended December 31, 1998

(3)	Incorporated by reference to exhibit 10 (a) included in the Company’s Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

(4)	Incorporated by reference to Exhibits 10(I), 10(k) and 10(h), included in the Company’s Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (No. 33-94648).

(6)	Incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on S-4 (No. 333-52498), declared effective as of February 28, 2001.

(b) Reports on Form 8-K

     NONE

SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick

Michael J. Blodnick President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2003, by the following persons in the capacities indicated.

/s/ Michael J. Blodnick Michael J. Blodnick	President, CEO, and Director (Principal Executive Officer)

/s/ James H. Strosahl James H. Strosahl	Executive Vice President and CFO (Principal Financial/Accounting Officer)

Majority of the Board of Directors

/s/ John S. MacMillan John S. MacMillan	Chairman

/s/ L. Peter Larson L. Peter Larson	Director

/s/ Allen Fetscher Allen J. Fetscher	Director

/s/ Jon W. Hippler Jon W. Hippler	Director

/s/ Everit A. Sliter Everit A. Sliter	Director

/s/ William L. Bouchee William L. Bouchee	Director

/s/ Fred J. Flanders Fred J. Flanders	Director

/s/ F. Charles Mercord F. Charles Mercord	Director

/s/ Ralph K. Holliday Ralph K. Holliday	Director

I, Michael J. Blodnick, certify that:

1.	I have reviewed this annual report on Form 10-K of Glacier Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO

I, James H. Strosahl, certify that:

1.	I have reviewed this annual report on Form 10-K of Glacier Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ James H. Strosahl

James H. Strosahl Executive Vice President/CFO