Form 10-Q
period 2003-03-31
GLACIER BANCORP INC
filed 2003-05-13
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [  ]

The number of shares of Registrant’s common stock outstanding on May 6th, 2003 was 17,516,770. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Index

		Page #

Part I.	Financial Information
	Item 1 – Financial Statements
	Consolidated Statements of Financial Condition – March 31, 2003, December 31, 2002 and March 31, 2002 (unaudited)	3
	Consolidated Statements of Operations – Three months ended March 31, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2002 and three months ended March 31, 2003 (unaudited)	5
	Consolidated Statements of Cash Flows – Three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3 – Quantitative and Qualitative Disclosure about Market Risk	22
	Item 4 – Controls and Procedures	23
Part II.	Other Information	23
	Item 1 – Legal Proceedings	23
	Item 2 – Changes in Securities and Use of Proceeds	23
	Item 3 – Defaults Upon Senior Securities	23
	Item 4 – Submission of Matters to a Vote of Security Holders	24
	Item 5 – Other Information	24
	Item 6 – Exhibits and Reports on Form 8-K	24
	Signatures	24
	Certifications	25

Glacier Bancorp, Inc.

Consolidated Statements of Financial Condition

	March 31,	December 31,	March 31,
(Unaudited - dollars in thousands, except per share data)	2003	2002	2002

			(Restated - See note 2)
Assets:
Cash on hand and in banks	$71,092	74,624	62,677
Interest bearing cash deposits	15,536	4,753	14,565

Cash and cash equivalents	86,628	79,377	77,242

Investments:
Investment securities, available-for-sale	258,545	260,606	187,031
Mortgage backed securities, available-for-sale	525,352	479,355	378,841
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	43,975	42,864	38,038

Total investments	827,872	782,825	603,910

Net loans receivable:
Real estate loans	323,311	361,522	387,659
Commercial Loans	704,751	673,256	625,287
Consumer and other loans	284,804	286,819	290,317
Allowance for loan losses	(21,627)	(20,944)	(19,498)

Total loans, net	1,291,239	1,300,653	1,283,765

Premises and equipment, net	48,436	47,215	48,898
Real estate and other assets owned, net	1,077	1,542	921
Accrued interest receivable	12,403	13,421	12,489
Core deposit intangible, net	6,484	6,822	7,900
Goodwill, net	33,189	33,189	33,736
Other assets	15,178	16,300	14,943

	$2,322,506	2,281,344	2,083,804

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$307,659	295,016	238,243
Interest bearing deposits	1,168,443	1,164,907	1,188,634
Advances from Federal Home Loan Bank of Seattle	500,425	483,660	373,985
Securities sold under agreements to repurchase	59,518	46,206	31,823
Other borrowed funds	2,357	15,087	8,146
Accrued interest payable	5,425	6,090	7,313
Current income taxes	3,818	815	3,752
Deferred tax liability	7,839	8,629	1,449
Trust preferred securities	35,000	35,000	35,000
Other liabilities	12,244	13,685	12,804

Total liabilities	2,102,728	2,069,095	1,901,149

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share. 50,000,000 shares authorized	175	173	171
Paid-in capital	176,560	173,408	169,386
Retained earnings - substantially restricted	34,244	28,557	11,848
Accumulated other comprehensive income	8,799	10,111	1,250

Total stockholders’ equity	219,778	212,249	182,655

	$2,322,506	2,281,344	2,083,804

Number of shares outstanding	17,495,616	17,285,818	17,074,413
Book value per share	$12.56	12.28	10.70
Tangible book value per share	$10.29	9.96	8.26

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.

Consolidated Statements of Operations

	Three months ended March 31,

(unaudited - dollars in thousands, except per share data)	2003	2002

		(Restated - See note 2)
Interest income:
Real estate loans	$6,252	7,838
Commercial loans	11,617	11,432
Consumer and other loans	5,102	5,813
Investment securities and other	8,637	7,995

Total interest income	31,608	33,078

Interest expense:
Deposits	4,947	7,442
Federal Home Loan Bank of Seattle Advances	4,212	4,185
Securities sold under agreements to repurchase	158	156
Trust preferred securities	904	904
Other borrowed funds	9	24

Total interest expense	10,230	12,711

Net interest income	21,378	20,367
Provision for loan losses	841	1,300

Net interest income after provision for loan losses	20,537	19,067

Non-interest income:
Service charges and other fees	3,589	3,163
Miscellaneous loan fees and charges	1,057	987
Gains on sale of loans	2,244	1,097
Gains on sale of investments, net	17	—
Other income	560	602

Total non-interest income	7,467	5,849

Non-interest expense:
Compensation, employee benefits and related expenses	7,979	7,782
Occupancy and equipment expense	2,435	2,301
Outsourced data processing expense	562	446
Core deposit intangibles amortization	338	361
Other expenses	3,569	3,475

Total non-interest expense	14,883	14,365

Earnings before income taxes	13,121	10,551
Federal and state income tax expense	4,273	3,654

Net earnings	$8,848	6,897

Basic earnings per share	$0.51	0.41
Diluted earnings per share	$0.50	0.40
Dividends declared per share	$0.18	0.16
Return on average assets (annualized)	1.58%	1.33%
Return on average equity (annualized)	16.41%	15.09%
Return on tangible average equity (annualized)	20.08%	19.63%
Average outstanding shares - basic	17,413,423	17,014,148
Average outstanding shares - diluted	17,652,805	17,298,634

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2002 and Three months ended March 31, 2003

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders’
(Unaudited - dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income	equity

Balance at December 31, 2001	16,874,422	$169	167,371	7,687	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	32,402	—	32,402
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	8,355	8,355

Total comprehensive income						40,757

Cash dividends declared ($.67 per share)	—	—	—	(11,532)	—	(11,532)
Stock options exercised	411,396	4	4,957	—	—	4,961
Tax benefit from stock related compensation	—	—	1,080	—	—	1,080

Balance at December 31, 2002	17,285,818	$173	173,408	28,557	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	8,848	—	8,848
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(1,312)	(1,312)

Total comprehensive income						7,536

Cash dividends declared ($.18 per share)	—	—	—	(3,161)	—	(3,161)
Stock options exercised	209,798	2	3,152	—	—	3,154

Balance at March 31, 2003	17,495,616	$175	176,560	34,244	8,799	219,778

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.

Consolidated Statements of Cash Flows

		Three months ended March 31,

(Unaudited - dollars in thousands)		2003	2002

			(Restated - See note 2)
OPERATING ACTIVITIES:
	Net cash provided by operating activities	$31,575	35,128
INVESTING ACTIVITIES:
	Proceeds from sales, maturities and prepayments of investments available-for-sale	48,770	48,112
	Purchases of investments available-for-sale	(97,982)	(107,544)
	Principal collected on installment and commercial loans	149,045	139,176
	Installment and commercial loans originated or acquired	(178,524)	(150,780)
	Principal collections on mortgage loans	67,195	62,097
	Mortgage loans originated or acquired	(43,620)	(39,642)
	Net purchase of FHLB and FRB stock	(475)	(541)
	Net (addition) disposal of premises and equipment	(2,252)	704

	NET CASH USED IN INVESTING ACTIVITIES	(57,843)	(48,418)

FINANCING ACTIVITIES:
	Net increase (decrease) in deposits	16,179	(19,188)
	Net increase in FHLB advances and other borrowed funds	4,035	13,775
	Net increase (decrease) in securities sold under repurchase agreements	13,312	(762)
	Cash dividends paid to stockholders	(3,161)	(2,736)
	Proceeds from exercise of stock options	3,154	2,017

	NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33,519	(6,894)

	NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,251	(20,184)
	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,377	97,426

	CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,628	77,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:	Interest	$10,896	14,577
	Income taxes	$(354)	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of March 31, 2003, December 31, 2002, and March 31, 2002, stockholders’ equity for the three months ended March 31, 2003 and the year ended December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2)	Restatement of Prior Period Earnings

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement 147, Acquisitions of Certain Other Intangible Assets, an amendment of Statement 72 and 144 and FASB Interpretations 9. Under the provisions of Statement 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with FASB Statement 141, Business Combinations. Statement 147 provides that long-term customer relationships intangible assets, except for servicing assets, recognized in the acquisition of financial institution, be evaluated for impairment under provisions of Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has evaluated the goodwill recognized in connection with its branch acquisitions and determined that it meets the criteria of Statement 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to Statement 142, Goodwill and Other Intangible Assets. The reclassification was retroactively applied to January 1, 2002, which resulted in the restatement of previously filed financial statements. The impact for the three months ended March 31, 2002, was to increase net earnings by $149,000 and basic and diluted earnings per share by $.01.

3)	Organizational Structure:

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

On March 14, 2003, the Board of Directors declared a $.18 per share quarterly cash dividend to stockholders of record on April 8, 2003, payable on April 17, 2003.

6)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three
	months ended	months ended
	March 31, 2003	March 31, 2002

Net earnings available to common stockholders	$8,848,098	6,896,831
Average outstanding shares - basic	17,413,423	17,014,148
Add: Dilutive stock options	239,382	284,486

Average outstanding shares - diluted	17,652,805	17,298,634

Basic earnings per share	$0.51	0.41

Diluted earnings per share	$0.50	0.40

7)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF MARCH 31, 2003

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.17%	1,039	10	(2)	1,047

	3.17%	1,039	10	(2)	1,047

State and Local Governments and other issues:
maturing within one year	5.86%	5,162	119	—	5,281
maturing one year through five years	4.54%	5,994	111	(97)	6,008
maturing five years through ten years	5.40%	3,066	116	—	3,182
maturing after ten years	5.38%	235,851	7,959	(783)	243,027

	5.37%	250,073	8,305	(880)	257,498

Mortgage-Backed Securities	5.48%	69,580	2,412	(2)	71,990
Real Estate Mortgage Investment Conduits	3.97%	448,646	5,370	(654)	453,362
FHLB and FRB stock, at cost	6.17%	43,975	—	—	43,975

Total Investments	4.65%	$813,313	16,097	(1,538)	827,872

INVESTMENTS AS OF DECEMBER 31, 2002

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.45%	$1,086	10	(2)	1,094

	3.45%	1,086	10	(2)	1,094

State and Local Governments and other issues:
maturing within one year	5.81%	3,144	53	—	3,197
maturing one year through five years	5.20%	10,037	227	(98)	10,166
maturing five years through ten years	5.44%	2,457	101	—	2,558
maturing after ten years	5.44%	236,620	8,046	(1,075)	243,591

	5.43%	252,258	8,427	(1,173)	259,512

Mortgage-Backed Securities	5.39%	81,043	2,440	(82)	83,401
Real Estate Mortgage Investment Conduits	4.63%	388,927	7,208	(181)	395,954
FHLB and FRB stock, at cost	6.17%	42,864	—	—	42,864

Total Investments	5.06%	$766,178	18,085	(1,438)	782,825

Interest income includes tax-exempt interest for the three months ended March 31, 2003 and 2002 of $2,590,000 and $1,489,000, respectively.

Gross proceeds from sales of investment securities for the three months ended March 31, 2003 and 2002 were $2,031,000, and $0, respectively, resulting in gross gains of approximately $17,000, and $0, respectively. The cost of any investment sold is determined by specific identification.

8)	Loans

The following table summarizes the Company’s loan portfolio. The loans mature or are repriced at various times.

	At		At
	03/31/03		12/31/2002
TYPE OF LOAN
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential first mortgage loans	$286,379	22.2%	$310,205	23.8%
Loans held for sale	37,509	2.9%	51,987	4.0%

Total	323,888	25.1%	362,192	27.8%
Commercial Loans:
Real estate	427,420	33.1%	397,803	30.6%
Other commercial loans	278,544	21.6%	276,675	21.3%

Total	705,964	54.7%	674,478	51.9%
Installment and Other Loans:
Consumer loans	106,158	8.2%	112,893	8.7%
Home equity loans	178,728	13.8%	174,033	13.4%

Total	284,886	22.0%	286,926	22.1%
Net deferred loan fees, premiums and discounts	(1,872)	-0.1%	(1,999)	-0.2%
Allowance for Losses	(21,627)	-1.7%	(20,944)	-1.6%

Net Loans	$1,291,239	100.0%	$1,300,653	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

NONPERFORMING ASSETS	At	At
(Dollars in Thousands)	3/31/2003	12/31/2002

Non-accrual loans:
Mortgage loans	$2,341	2,476
Commercial loans	5,283	5,157
Consumer loans	416	409

Total	$8,040	8,042
Accruing Loans 90 days or more overdue:
Mortgage loans	140	846
Commercial loans	654	968
Consumer loans	116	184

Total	$910	1,998
Real estate and other assets owned, net	1,076	1,542

Total non-performing loans, and real estate and other assets owned, net	$10,026	11,582

As a percentage of total assets	0.43%	0.51%
Interest Income (1)	$140	596

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis for the three months ended March 31, 2003 and the year ended December 31, 2002, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

	Three months ended	Year ended
ALLOWANCE FOR LOAN LOSS	March 31,	December 31,
(Dollars in Thousands)	2003	2002

Balance at beginning of period	$20,944	18,654
Charge offs:
Residential real estate	(124)	(887)
Commercial loans	(32)	(2,522)
Consumer loans	(227)	(1,328)

Total charge offs	$(383)	(4,737)

Recoveries:
Residential real estate	61	276
Commercial loans	79	326
Consumer loans	85	680

Total recoveries	$225	1,282

Chargeoffs, net of recoveries	(158)	(3,455)
Provision	841	5,745

Balance at end of period	$21,627	20,944

Ratio of net charge offs to average loans outstanding during the period	0.01%	0.26%

The following table summarizes the allocation of the allowance for loan losses:

	March 31, 2003		December 31, 2002

		Percent		Percent
		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category

Residential first mortgage	$2,029	24.6%	2,334	27.4%
Commercial real estate	7,170	32.5%	7,088	30.1%
Other commercial	8,023	21.2%	7,670	20.9%
Consumer	4,405	21.7%	3,852	21.6%

Totals	$21,627	100.0%	20,944	100.0%

9)	Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of March 31, 2003:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total

Gross carrying value	$9,836
Accumulated Amortization	(3,352)

Net carrying value	$6,484	1,833	8,317

Weighted-Average amortization period
(Period in years)	10.0	8.6	9.7
Aggregate Amortization Expense
For the three months ended March 31, 2003	$338	167	505
For the three months ended March 31, 2002	$361	91	452
Estimated Amortization Expense
For the year ended December 31, 2003	$1,219	323	1,542
For the year ended December 31, 2004	1,011	307	1,318
For the year ended December 31, 2005	847	292	1,139
For the year ended December 31, 2006	779	276	1,055
For the year ended December 31, 2007	766	260	1,026

(1)	The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available

10)	Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at March 31, 2003, according to the time remaining to maturity:

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals

Within three months	$17,286	401,730	419,016
Three to six months	24,087	—	24,087
Seven to twelve months	13,159	—	13,159
Over twelve months	22,324	—	22,324

Totals	$76,856	401,730	478,586

11)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and
	for the three	for the twelve
	months ended	months ended
(Dollars in thousands)	March 31, 2003	December 31, 2002

FHLB Advances
Amount outstanding at end of period	$500,425	483,660
Average balance	$490,510	409,168
Maximum outstanding at any month-end	$500,425	483,660
Weighted average interest rate	3.48%	4.15%
Repurchase Agreements:
Amount outstanding at end of period	$59,518	46,206
Average balance	$55,849	35,479
Maximum outstanding at any month-end	$59,518	46,206
Weighted average interest rate	1.15%	1.46%

12)	Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2003:

CONSOLIDATED
	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital

GAAP Capital	$219,778	219,778	219,778
Less: Goodwill and intangibles	(39,673)	(39,673)	(39,673)
Accumulated other comprehensive gain on AFS securities	(8,799)	(8,799)	(8,799)
Plus: Allowance for loan losses	—	19,289	—
Trust preferred securities	35,000	35,000	35,000
Other adjustments	—	144	—

Regulatory capital computed	$206,306	225,739	206,306

Risk weighted assets	$1,543,129	1,543,129

Total average assets			$2,222,750

Capital as % of defined assets	13.37%	14.63%	9.28%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	7.37%	4.63%	4.28%

13)	Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months
	ended March 31,
Dollars in thousands	2003	2002

Net earnings	$8,848	6,897
Unrealized holding loss arising during the period	(2,119)	(834)
Tax benefit	797	328

Net after tax	(1,322)	(506)
Reclassification adjustment for gains included in net income	17	—
Tax expense	(7)	—

Net after tax	10	—
Net unrealized loss on securities	(1,312)	(506)

Total comprehensive earnings	$7,536	6,391

14)	Stock Based Compensation

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

		Three months ended March 31,

		2003	2002

Net earnings (in thousands):	As reported	$8,848	6,897
	Compensation cost	(187)	(144)

	Pro forma	8,661	6,753

Basic earnings per share:	As reported	0.51	0.41
	Compensation cost	(0.01)	(0.01)

	Pro forma	0.50	0.40

Diluted earnings per share:	As reported	0.50	0.40
	Compensation cost	(0.01)	(0.01)

	Pro forma	0.49	0.39

15)	Segment Information

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

	Three months ended and as of March 31, 2003

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$9,080	8,360	6,162	7,056	3,094
Intersegment revenues	51	—	—	—	—
Expenses	6,539	5,961	4,846	5,730	2,374
Intercompany eliminations	—	—	—	—	—

Net income	$2,592	2,399	1,316	1,326	720

Total Assets	$507,853	490,927	404,824	412,816	186,439

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,246	2,017	60	39,075
Intersegment revenues	33	—	11,158	11,242
Expenses	2,566	1,502	709	30,227
Intercompany eliminations	—	—	(11,242)	(11,242)

Net income	713	515	(733)	8,848

Total Assets	187,375	134,972	(2,700)	2,322,506

	Three months ended and as of March 31, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$9,157	8,482	6,852	5,950	3,219
Intersegment revenues	101	7	6	—	—
Expenses	6,970	6,620	5,662	5,200	2,608
Intercompany eliminations	—	—	—	—	—

Net income	$2,288	1,869	1,196	750	611

Total Assets	$476,844	434,346	392,493	346,081	166,766

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,147	2,055	65	38,927
Intersegment revenues	19	—	8,873	9,006
Expenses	2,616	1,594	760	32,030
Intercompany eliminations	—	—	(9,006)	(9,006)

Net income	550	461	(828)	6,897

Total Assets	165,601	117,891	(16,218)	2,083,804

16)	Rate/Volume Analysis

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

	Three Months Ended March 31,
	2003 vs. 2002
	Increase (Decrease) due to:

(Dollars in Thousands)	Volume	Rate	Net

Interest Income
Real Estate Loans	$(1,287)	(299)	(1,586)
Commercial Loans	1,252	(1,067)	185
Consumer and Other Loans	(166)	(545)	(711)
Investment Securities	2,802	(2,160)	642

Total Interest Income	2,601	(4,071)	(1,470)
Interest Expense
NOW Accounts	4	(101)	(97)
Savings Accounts	13	(100)	(87)
Money Market Accounts	145	(684)	(539)
Certificates of Deposit	(580)	(1,192)	(1,772)
FHLB Advances	1,388	(1,361)	27
Other Borrowings and
Repurchase Agreements	257	(270)	(13)

Total Interest Expense	1,227	(3,708)	(2,481)

Net Interest Income	$1,374	(363)	1,011

17)	Average Balance Sheet

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

	For the Three months ended 3-31-03			For the Three months ended 3-31-02

		Interest	Average		Interest	Average
AVERAGE BALANCE SHEET	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate

ASSETS
Real Estate Loans	$336,018	6,252	7.44%	$402,041	7,838	7.80%
Commercial Loans	687,118	11,617	6.86%	619,317	11,432	7.49%
Consumer and Other Loans	283,807	5,102	7.29%	292,149	5,813	8.07%

Total Loans	1,306,943	22,971	7.13%	1,313,507	25,083	7.74%
Tax -Exempt Investment Securities (1)	204,221	2,590	5.07%	114,455	1,489	5.21%
Investment Securities	593,105	6,047	4.08%	475,975	6,506	5.47%

Total Earning Assets	2,104,269	31,608	6.01%	1,903,937	33,078	6.95%

Non-Earning Assets	165,927			165,708

TOTAL ASSETS	$2,270,196			$2,069,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$206,086	119	0.23%	$201,484	215	0.43%
Savings Accounts	129,495	152	0.48%	123,398	242	0.79%
Money Market Accounts	360,443	1,175	1.32%	332,262	1,713	2.09%
Certificates of Deposit	467,744	3,501	3.04%	525,475	5,272	4.07%
FHLB Advances	490,510	4,212	3.48%	368,352	4,185	4.61%
Repurchase Agreements and Other Borrowed Funds	94,863	1,071	4.58%	76,621	1,084	5.73%

Total Interest Bearing Liabilities	1,749,141	10,230	2.37%	1,627,592	12,711	3.17%

Non-interest Bearing Deposits	274,226			228,533
Other Liabilities	28,203			30,646

Total Liabilities	2,051,570			1,886,771

Common Stock	174			170
Paid-In Capital	175,070			167,750
Retained Earnings	32,616			11,461
Accumulated Other
Comprehensive Earnings	10,766			3,493

Total Stockholders’ Equity	218,626			182,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,270,196			$2,069,645

Net Interest Income		$21,378			$20,367

Net Interest Spread			3.64%			3.78%
Net Interest Margin on average earning assets			4.12%			4.28%
Return on Average Assets			1.58%			1.33%
Return on Average Equity			16.41%			15.09%

(1)	Excludes tax effect on non-taxable investment security income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

This section discusses the changes in Statement of Financial Condition items from March 31, 2002 and December 31, 2002, to March 31, 2003.

				$ change from	$ change from
	March 31,	December 31,	March 31,	December 31,	March 31,
Assets ($ in thousands)	2003	2002	2002	2002	2002

Cash on hand and in banks	$71,092	74,624	62,677	(3,532)	8,415
Investment securities and interest bearing deposits	843,408	787,578	618,475	55,830	224,933
Loans:
Real estate	323,311	361,522	387,659	(38,211)	(64,348)
Commercial	704,751	673,256	625,287	31,495	79,464
Consumer	284,804	286,819	290,317	(2,015)	(5,513)

Total loans	1,312,866	1,321,597	1,303,263	(8,731)	9,603
Allowance for loan losses	(21,627)	(20,944)	(19,498)	(683)	(2,129)

Total loans net of allowance for loan losses	1,291,239	1,300,653	1,283,765	(9,414)	7,474

Other assets	116,767	118,489	118,887	(1,722)	(2,120)

Total Assets	$2,322,506	2,281,344	2,083,804	41,162	238,702

At March 31, 2003 total assets were $2.323 billion which is $239 million greater than the March 31, 2002 assets of $2.084 billion, or 11 percent, of which $41 million of the increase occurred during the first quarter of 2003.

Total loans, net of the allowance for loan losses, have increased $7 million from March 31, 2002 and decreased $9 million from December 31, 2002. With interest rates at the lowest level in decades the past year, a large number of real estate loans have been refinanced, which coupled with our decision to sell the majority of the real estate loan production, has resulted in a reduction in real estate loans of $64 million, of which $38 million of the decrease occurred during the first quarter of 2003. Since March 31, 2002 Commercial loans have increased $79 million, or 13 percent, and continue to be the focus of our lending. Approximately 40 percent, or $31 million, of the increase in commercial loans has occurred since December 31, 2002. Consumer loans over the last twelve months have declined $6 million with a significant portion of the decline attributed to the planned runoff in the WesterFed auto dealer originated consumer loans. Home-equity loans continue to be the primary source of our consumer loan originations and have increased approximately 15 percent from a year ago. Home equity loans comprise 63 percent of consumer loans at March 31, 2003.

Investment securities, including interest bearing deposits in other financial institutions, have increased $225 million since March 31, 2002 and $56 million from December 31, 2002. The cash received from the reduction in real estate loans has been redeployed in mortgage related investment securities with characteristics that result in less interest rate risk than retaining 30 year loans. Additional investments were made to use funding liquidity that exceeds loan growth opportunities.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long- term, fixed rate loans in the loan portfolio. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on March 31, 2003 was approximately $237 million.

				$ change from	$ change from
	March 31,	December 31,	March 31,	December 31,	March 31,
Liabilities ($ in thousands)	2003	2002	2002	2002	2002

Deposits - non-interest bearing	$307,659	295,016	238,243	12,643	69,416
Deposits - interest bearing	1,168,443	1,164,907	1,188,634	3,536	(20,191)
Advances from Federal Home Loan Bank	500,425	483,660	373,985	16,765	126,440
Other borrowed funds	61,875	61,293	39,969	582	21,906
Other liabilities	29,326	29,219	25,318	107	4,008
Trust preferred securities	35,000	35,000	35,000	—	—

Total liabilities	$2,102,728	2,069,095	1,901,149	33,633	201,579

Total deposits have increased $49 million from the March 31, 2002 balances and $16 million from December 31, 2002. There was a significant increase of $69 million, or 29 percent, in non-interest bearing deposits, of which $13 million occurred during the first quarter 2003. This growth in low cost stable funding gives us increased flexibility in managing our asset mix. Interest-bearing deposits are down $20 million, or 2 percent, most of which was a reduction in certificates of deposit. The small increase of $4 million in interest-deposits since December 31, 2002 is attributable to the seasonal fluctuation in deposits. Federal home loan bank advances, other borrowed funds, and repurchase agreements, have also increased $148 million from March 31, 2002 and $17 million from December 31, 2002 as we continue to take advantage of these funding sources.

Pending Acquisition and additional location

On April 24, 2003, a definitive agreement to acquire Pend Oreille Bank, which operates from two locations in Sandpoint, Idaho and one location in Newport, Washington, was signed. The bank is approximately $65 million in total assets with deposits of $57 million. These locations will become additional branches of Mountain West Bank, the Company’s Idaho based subsidiary. The transaction is all cash in the amount of $10.4 million. It is expected that the acquisition, which is scheduled to close as early as June 30, 2003, will be immediately accretive to earnings.

Mountain West Bank opened an additional location in the growing Boise market bringing the total locations in the Boise, Nampa area to five.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of March 31, 2003, the Company had $776 million of available FHLB line of which $500 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2003, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

				$ change from	$ change from
Stockholders’ equity	March 31,	December 31,	March 31,	December 31,	March 31,
($ in thousands except per share data)	2003	2002	2002	2002	2002

Common equity	$210,979	202,138	181,405	8,841	29,574
Net unrealized gain on securities	8,799	10,111	1,250	(1,312)	7,549

Total stockholders’ equity	$219,778	212,249	182,655	7,529	37,123

Stockholders’ equity to total assets	9.46%	9.30%	8.77%
Tangible equity to total assets	7.89%	7.68%	6.91%
Book value per common share	$12.56	12.28	10.70	0.28	1.86
Tangible book value per common share	$10.29	9.96	8.26	0.33	2.03
Market price per share at end of quarter	$26.76	23.56	23.19	3.20	3.57

Each of the equity ratios and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, stock options exercised, and net unrealized gains on securities. Our equity to asset ratio is near historic highs for the Company which creates challenges for effective deployment of capital to maintain an appropriate return on equity. The Company declared a 10 percent stock dividend, payable in common stock on May 22, 2003 to shareholders of record on May 13, 2003.

	March 31,	December 31,	March 31,

Credit quality information ($ in thousands)	2003	2002	2003

Allowance for loan losses	$21,627	20,944	19,498
Non-performing assets	$10,026	11,582	12,766
Allowance as a percentage of non performing assets	215.71%	180.83%	152.73%
Non-performing assets as a percentage of total assets	0.43%	0.51%	0.61%
Allowance as a percentage of total loans	1.65%	1.58%	1.50%
Net charge-offs as a percentage of loans	0.012%	0.261%	0.035%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at March 31, 2003 were ..43 percent, a decrease from .61 percent at March 31, 2002 and .51 percent at December 31, 2002. This compares to the Peer Group average of .62 percent at December 31, 2002, the most recent information available. The reserve for loan losses was 216 percent of non-performing assets at March 31, 2003, up from 153 percent a year ago and 181 percent from December 31, 2002.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $2.129 million, or 11 percent, to $21.627 million, which is 1.65 percent of total loans outstanding, up from 1.50 percent a year ago and 1.58 percent from December 31, 2002. The first quarter provision expense for loan losses was $841 thousand, a decrease of $459 thousand from the same quarter in 2002.

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses are maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

Results of Operations – The three months ended March 31, 2003 compared to the three months ended March 31, 2002.

	Three months ended March 31,
Revenue summary
($ in thousands)	2003	2002	$ change	% change

Net interest income	$21,378	20,367	1,011	5.0%
Fees and other revenue:
Service charges, loan fees, and other fees	4,646	4,150	496	12.0%
Gain on sale of loans	2,244	1,097	1,147	104.6%
Other income	577	602	(25)	-4.2%

Total non-interest income	7,467	5,849	1,618	27.7%

Total revenue	$28,845	26,216	2,629	10.0%

Tax equivilent net interest margin	4.26%	4.39%

Net Interest Income

Net interest income for the quarter increased $1.011 million, or 5 percent, over the same period in 2002. Total interest income is $1.470 million, or 4 percent lower that the same quarter in 2002, while total interest expense is $2.481 million or 19 percent lower. Lower interest rates were the main reason for the reduction in interest income and interest expense. The increase in non-interest bearing deposits also resulted in reduced interest expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.4 percent for the 2002 quarter to 4.3 percent in 2003. We recorded increased amortization of premiums in 2003 on mortgage backed securities, resulting from prepayments due to the continuing low interest rates. The additional amortization expense accounted for most of the reduction in the net interest margin. We continue to invest in short term securities with low yields rather than extending maturities to obtain higher current yields with corresponding interest rate risk. This also results in lower current interest margins.

Non-interest Income

Fee income increased 12 percent over the same period last year, driven primarily by increased deposit account activity, increases in service fee income, and interchange fees on electronic check cards. The increase in gain on sale of loans reflects the low level of mortgage interest rates and resulting purchase and refinancing activity. Other income was lower in the current years’ quarter by $25 thousand.

	Three months ended March 31,
Non-interest expense summary
($ in thousands)	2003	2002	$ change	% change

Compensation and employee benefits	$7,979	7,782	197	2.5%
Occupancy and equipment expense	2,435	2,301	134	5.8%
Outsourced data processing expense	562	446	116	26.0%
Core deposit intangible amortization	338	361	(23)	-6.4%
Other expenses	3,569	3,475	94	2.7%

Total non-interest expense	$14,883	14,365	518	3.6%

Non-interest Expense

Non-interest expense increased by $518 thousand, or 4 percent, from the same quarter of 2002. Compensation and benefit expense increased $197 thousand, or 3 percent from the first quarter of 2002. Occupancy and equipment expense increased $134 thousand, or 6 percent, and outsourced data processing expense increased by $116 thousand, or 26 percent. Other expenses increased $94 thousand, or 3 percent. The increased expenses were primarily the result of increases in the volume of transactions handled. The outsourced data processing expense is expected to decrease as Mountain West Bank is converting its core processing to the Company’s in-house data system in the second quarter of 2003. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the 2003 quarter which is an improvement over the 55 percent for the 2002 quarter.

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

Interest Rate Risk:

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2002, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no significant changes in operation or the market that would materially affect the estimated sensitivity. The table illustrates the estimated change in net interest income over a twelve month period based on the three months activity ended March 31, 2003.

Interest Rate Sensitivity	+200 bp	-100 bp

Estimated sensitivity	-1.37%	0.46%
Estimated increase (decrease) in net interest income	$(1,188)	399

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

GLACIER BANCORP, INC.

May 12, 2003	/s/ Michael J. Blodnick

Michael J. Blodnick
President/CEO

May 12, 2003	/s/ James H. Strosahl

James H. Strosahl
Executive Vice President/CFO

CERTIFICATIONS

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

May 12, 2003

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

May 12, 2003

/s/ James H. Strosahl

James H. Strosahl
Executive Vice President/CFO