Form 10-Q
period 2003-06-30
GLACIER BANCORP INC
filed 2003-08-13
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

The number of shares of Registrant’s common stock outstanding on August 6, 2003 was 19,300,141. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

(Unaudited - dollars in thousands, except per share data)	June 30,	December 31,	June 30,

	2003	2002	2002

			(Restated - See note 2)
Assets:
Cash on hand and in banks	$71,738	74,624	59,812
Interest bearing cash deposits	11,387	4,753	7,410

Cash and cash equivalents	83,125	79,377	67,222

Investments:
Investment securities, available-for-sale	254,114	260,606	213,752
Mortgage backed securities, available-for-sale	630,337	479,355	403,029
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	44,681	42,864	41,343

Total investments	929,132	782,825	658,124

Net loans receivable:
Real estate loans	339,057	361,522	372,318
Commercial Loans	780,321	673,256	650,749
Consumer and other loans	285,411	286,819	292,639
Allowance for loan losses	(22,354)	(20,944)	(19,941)

Total loans, net	1,382,435	1,300,653	1,295,765

Premises and equipment, net	48,658	47,215	47,455
Real estate and other assets owned, net	682	1,542	699
Accrued interest receivable	13,213	13,421	13,047
Core deposit intangible, net	6,193	6,822	7,541
Goodwill, net	33,189	33,189	33,189
Other assets	14,734	16,300	15,023

	$2,511,361	2,281,344	2,138,065

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$337,193	295,016	256,519
Interest bearing deposits	1,165,386	1,164,907	1,175,893
Advances from Federal Home Loan Bank of Seattle	625,670	483,660	406,603
Securities sold under agreements to repurchase	74,808	46,206	34,744
Other borrowed funds	12,383	15,087	8,457
Accrued interest payable	5,092	6,090	6,452
Current income taxes	1,314	815	737
Deferred tax liability	10,244	8,629	5,083
Trust preferred securities	35,000	35,000	35,000
Other liabilities	14,006	13,685	13,471

Total liabilities	2,281,096	2,069,095	1,942,959

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share 50,000,000 shares authorized	193	173	172
Paid-in capital	220,624	173,408	170,894
(Accumulated deficit) retained earnings — substantially restricted	(3,089)	28,557	17,224
Accumulated other comprehensive income	12,537	10,111	6,816

Total stockholders’ equity	230,265	212,249	195,106

	$2,511,361	2,281,344	2,138,065

Number of shares outstanding	19,280,059	19,014,400	18,898,098
Book value per share	$11.94	11.16	10.32
Tangible book value per share	$9.90	9.06	8.17

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Operations

(unaudited - dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(Restated - See note 2)		(Restated - See note 2)

Interest income:
Real estate loans	$5,849	7,225	12,101	15,063
Commercial loans	12,362	11,649	23,979	23,081
Consumer and other loans	5,030	5,686	10,132	11,499
Investment securities and other	8,372	8,947	17,463	16,942

Total interest income	31,613	33,507	63,675	66,585

Interest expense:
Deposits	4,431	6,673	9,378	14,115
Federal Home Loan Bank of Seattle Advances	4,087	4,181	8,299	8,366
Securities sold under agreements to repurchase	175	133	333	289
Trust preferred securities	909	903	1,813	1,807
Other borrowed funds	47	16	56	40

Total interest expense	9,649	11,906	19,879	24,617

Net interest income	21,964	21,601	43,796	41,968
Provision for loan losses	1,051	1,260	1,892	2,560

Net interest income after provision for loan losses	20,913	20,341	41,904	39,408

Non-interest income:
Service charges and other fees	3,846	3,443	7,435	6,606
Miscellaneous loan fees and charges	1,132	1,099	2,162	1,864
Gains on sale of loans	3,211	1,258	5,482	2,433
Gains on sale of investments, net of impairment charge	1,685	2	1,248	2
Other income	439	532	999	1,278

Total non-interest income	10,313	6,334	17,326	12,183

Non-interest expense:
Compensation, employee benefits and related expenses	9,050	7,533	17,029	15,315
Occupancy and equipment expense	2,295	2,324	4,730	4,625
Outsourced data processing expense	266	515	828	961
Core deposit intangibles amortization	291	360	629	721
Other expenses	4,418	3,610	7,987	7,085

Total non-interest expense	16,320	14,342	31,203	28,707

Earnings before income taxes	14,906	12,333	28,027	22,884
Federal and state income tax expense	4,974	4,205	9,247	7,859

Net earnings	$9,932	8,128	18,780	15,025

Basic earnings per share '	$0.52	0.43	0.98	0.80
Diluted earnings per share	$0.51	0.42	0.96	0.79
Dividends declared per share	$0.19	0.15	0.35	0.29
Return on average assets (annualized)	1.67%	1.51%	1.63%	1.41%
Return on average equity (annualized)	17.51%	16.77%	16.95%	15.78%
Return on tangible average equity (annualized)	21.20%	21.40%	20.62%	20.31%
Average outstanding shares — basic	19,267,556	18,852,953	19,211,468	18,784,258
Average outstanding shares — diluted	19,569,414	19,197,076	19,495,418	19,116,131

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2002 and Six months ended June 30, 2003

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders’
(Unaudited - dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income	equity

Balance at December 31, 2001	16,874,422	169	167,371	7,687	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	32,402	—	32,402
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	8,355	8,355

Total comprehensive income						40,757

Cash dividends declared ($.61 per share)	—	—	—	(11,532)	—	(11,532)
Stock options exercised	411,396	4	4,957	—	—	4,961
Tax benefit from stock related compensation	—	—	1,080	—	—	1,080

Balance at December 31, 2002	17,285,818	173	173,408	28,557	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	18,780	—	18,780
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	2,426	2,426

Total comprehensive income						21,206

Cash dividends declared ($.35 per share)	—	—	—	(6,827)	—	(6,827)
Stock options exercised	243,205	2	3,650	—	—	3,652
10% stock dividend	1,751,036	18	43,566	(43,599)	—	(15)

Balance at June 30, 2003	19,280,059	$193	220,624	(3,089)	12,537	230,265

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)	Six months ended June 30,

	2003	2002

		(Restated - See note 2)
OPERATING ACTIVITIES :
Net cash provided by operating activities	$33,038	29,305

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale	162,984	105,754
Purchases of investments available-for-sale	(308,689)	(208,096)
Principal collected on installment and commercial loans	307,486	303,572
Installment and commercial loans originated or acquired	(413,141)	(327,974)
Principal collections on mortgage loans	143,767	134,549
Mortgage loans originated or acquired	(124,939)	(99,352)
Net purchase of FHLB and FRB stock	(672)	(3,359)
Net (addition) disposal of premises and equipment	(3,459)	2,148

NET CASH USED IN INVESTING ACTIVITIES	(236,663)	(92,758)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	42,656	(13,652)
Net increase in FHLB advances and other borrowed funds	139,305	46,704
Net increase in securities sold under repurchase agreements	28,602	2,159
Cash dividends paid to stockholders	(6,827)	(5,488)
Proceeds from exercise of stock options and other stock issued	3,637	3,526

NET CASH PROVIDED BY FINANCING ACTIVITIES	207,373	33,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,748	(30,204)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,377	97,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,125	67,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest	$20,879	27,345
Income taxes	$5,908	7,219

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of June 30, 2003, December 31, 2002, and June 30, 2002, stockholders’ equity for the six months ended June 30, 2003 and the year ended December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

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

The Company has evaluated the goodwill recognized in connection with its branch acquisitions and determined that it meets the criteria of Statement 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to Statement 142, Goodwill and Other Intangible Assets. The reclassification was retroactively applied to January 1, 2002, which resulted in the restatement of previously filed financial statements. The impact for the three and six months ended June 30, 2002, was to increase net earnings by $149,000 and $298,000, increase basic earnings per share by $.01 and .02, and increase diluted earnings per share by $.00 and .02, respectively.

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

CFI provides full service brokerage services through Raymond James Financial Services, Inc.

The following abbreviated organizational chart illustrates the various relationships:

4)	Ratios:

Returns on average assets and average equity were calculated based on daily averages.

5)	Dividends Declared:

On April 30, 2003, the Board of Directors declared a 10 percent stock dividend, payable in common stock of Glacier Bancorp, Inc. to stockholders of record on May 13, 2003, payable on May 22, 2003, and all prior period amounts have been restated to reflect the stock dividend. On June 25, 2003, the Board of Directors declared a $.19 per share quarterly cash dividend to stockholders of record on July 8, 2003, payable on July 17, 2003.

6)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net earnings available to common stockholders	$9,932,250	8,128,283	18,780,348	15,025,115
Average outstanding shares — basic	19,267,556	18,852,953	19,211,472	18,784,258
Add: Dilutive stock options	301,858	344,123	283,946	331,873

Average outstanding shares — diluted	19,569,414	19,197,076	19,495,418	19,116,131

Basic earnings per share	$0.52	0.43	0.98	0.80

Diluted earnings per share	$0.51	0.42	0.96	0.79

7)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF JUNE 30, 2003

(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Estimated Fair
	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.05%	1,007	12	(1)	1,018

	3.05%	1,007	12	(1)	1,018

State and Local Governments and other issues:
maturing within one year	5.96%	3,218	92	—	3,310
maturing one year through five years	4.42%	5,838	110	(90)	5,858
maturing five years through ten years	5.43%	3,089	192	—	3,281
maturing after ten years	5.31%	226,523	14,190	(66)	240,647

	5.30%	238,668	14,584	(156)	253,096

Mortgage-Backed Securities	5.23%	74,951	2,027	(2)	76,976
Real Estate Mortgage Investment Conduits	3.58%	549,141	4,220	—	553,361
FHLB and FRB stock, at cost	6.17%	44,681	—	—	44,681

Total Investments	4.30%	$908,448	20,843	(159)	929,132

INVESTMENTS AS OF DECEMBER 31, 2002

(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Estimated Fair
	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.45%	$1,086	10	(2)	1,094

	3.45%	1,086	10	(2)	1,094

State and Local Governments and other issues:
maturing within one year	5.81%	3,144	53	—	3,197
maturing one year through five years	5.20%	10,037	227	(98)	10,166
maturing five years through ten years	5.44%	2,457	101	—	2,558
maturing after ten years	5.44%	236,620	8,046	(1,075)	243,591

	5.43%	252,258	8,427	(1,173)	259,512

Mortgage-Backed Securities	5.39%	81,043	2,440	(82)	83,401
Real Estate Mortgage Investment Conduits	4.63%	388,927	7,208	(181)	395,954
FHLB and FRB stock, at cost	6.17%	42,864	—	—	42,864

Total Investments	5.06%	$766,178	18,085	(1,438)	782,825

Interest income includes tax-exempt interest for the six months ended June 30, 2003 and 2002 of $5,179,000 and $3,457,000, respectively, and the three months ended June 30, 2003 and 2002 of $2,589,000 and $1,968,000, respectively.

Gross proceeds from sales of investment securities for the six months ended June 30, 2003 and 2002 were $19,597,000, and $24,428,000, respectively, resulting in gross gains of approximately $3,497,000, and $2,000, respectively. Gross proceeds from sales of investment securities for the three months ended June 30, 2003 and 2002 were $17,566,000, and $24,428,000, respectively, resulting in gross gains of approximately $3,480,000, and $2,000, respectively. The cost of any investment sold is determined by specific identification.

There was an impairment charge for the three and six months ended June 30, 2003, of $1,795,000 and $2,249,000, respectively, for the impairment of value on collateralized mortgage obligations. The impairment charge is included in the net gain on sale of investments.

8)	Loans

The following table summarizes the Company’s loan portfolio. The loans mature or are repriced at various times.

TYPE OF LOAN	At		At
(Dollars in Thousands)	06/30/03		12/31/2002

	Amount	Percent	Amount	Percent

Real Estate Loans:
Residential first mortgage loans	$290,844	21.0%	$310,205	23.8%
Loans held for sale	48,831	3.5%	51,987	4.0%

Total	339,675	24.5%	362,192	27.8%
Commercial Loans:
Real estate	447,315	32.3%	397,803	30.6%
Other commercial loans	334,236	24.2%	276,675	21.3%

Total	781,551	56.5%	674,478	51.9%
Consumer and Other Loans:
Consumer loans	97,627	7.1%	112,893	8.7%
Home equity loans	187,885	13.6%	174,033	13.4%

Total	285,512	20.7%	286,926	22.1%
Net deferred loan fees, premiums and discounts	(1,949)	-0.1%	(1,999)	-0.2%
Allowance for Losses	(22,354)	-1.6%	(20,944)	-1.6%

Net Loans	$1,382,435	100.0%	$1,300,653	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

(Dollars in Thousands)	At	At
	6/30/2003	12/31/2002

Non-accrual loans:
Real estate loans	$2,035	2,476
Commercial loans	6,189	5,157
Consumer and other loans	317	409

Total	$8,541	8,042
Accruing Loans 90 days or more overdue:
Real estate loans	351	846
Commercial loans	1,014	968
Consumer and other loans	87	184

Total	$1,452	1,998
Real estate and other assets owned, net	682	1,542

Total non-performing loans, and real estate and other assets owned, net	$10,675	11,582

As a percentage of total assets	0.42%	0.51%
Interest Income (1)	$292	596

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the six months ended June 30, 2003 and the year ended December 31, 2002, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS	Six months ended June 30,	Year ended December 31,
(Dollars in Thousands)	2003	2002

Balance at beginning of period	$20,944	18,654
Charge offs:
Real estate loans	(184)	(887)
Commercial loans	(293)	(2,522)
Consumer and other loans	(429)	(1,328)

Total charge offs	$(906)	(4,737)

Recoveries:
Real estate loans	137	276
Commercial loans	118	326
Consumer and other loans	169	680

Total recoveries	$424	1,282

Chargeoffs, net of recoveries	(482)	(3,455)
Provision	1,892	5,745

Balance at end of period	$22,354	20,944

Ratio of net charge offs to average loans outstanding during the period	0.03%	0.26%

The following table summarizes the allocation of the allowance for loan losses:

	June 30, 2003		December 31, 2002

		Percent		Percent
		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category

Real estate loans	$2,085	24.1%	2,334	27.4%
Commercial real estate	6,686	31.8%	7,088	30.1%
Other commercial	9,242	23.8%	7,670	20.9%
Consumer and other loans	4,341	20.3%	3,852	21.6%

Totals	$22,354	100.0%	20,944	100.0%

9)   Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of June 30, 2003:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total

Gross carrying value	$9,836
Accumulated Amortization	(3,643)

Net carrying value	$6,193	1,596	7,789

Weighted-Average amortization period
(Period in years)	10.0	8.8	9.8
Aggregate Amortization Expense
For the three months ended June 30, 2003	$291	252	543
For the six months ended June 30, 2003	$629	419	1,048
Estimated Amortization Expense
For the year ended December 31, 2003	$1,219	692	1,911
For the year ended December 31, 2004	1,011	259	1,270
For the year ended December 31, 2005	847	246	1,093
For the year ended December 31, 2006	779	233	1,012
For the year ended December 31, 2007	766	221	987

(1)	The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

10)   Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at June 30, 2003, according to the time remaining to maturity:

	Certificates	Non-Maturity
(Dollars in thousands)	of Deposit	Deposits	Totals

Within three months	$29,034	452,169	481,203
Three to six months	16,728	—	16,728
Seven to twelve months	15,562	—	15,562
Over twelve months	13,969	—	13,969

Totals	$75,293	452,169	527,462

11)   Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and
	for the six	for the twelve
(Dollars in thousands)	months ended	months ended
	June 30, 2003	December 31, 2002

FHLB Advances
Amount outstanding at end of period	$625,670	483,660
Average balance	$515,349	409,168
Maximum outstanding at any month-end	$625,670	483,660
Weighted average interest rate	3.25%	4.15%
Repurchase Agreements:
Amount outstanding at end of period	$74,808	46,206
Average balance	$59,710	35,479
Maximum outstanding at any month-end	$74,808	46,206
Weighted average interest rate	1.12%	1.46%

12)   Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2003:

CONSOLIDATED	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital

GAAP Capital	$230,265	230,265	230,265
Less: Goodwill and intangibles	(39,382)	(39,382)	(39,382)
Accumulated other comprehensive gain on AFS securities	(12,537)	(12,537)	(12,537)
Plus: Allowance for loan losses	—	20,419	—
Trust preferred securities	35,000	35,000	35,000
Other adjustments	—	266	—

Regulatory capital computed	$213,346	234,031	213,346

Risk weighted assets	$1,633,522	1,633,522

Total average assets			$2,330,151

Capital as % of defined assets	13.06%	14.33%	9.16%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	7.06%	4.33%	4.16%

13)   Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the six months
	ended June 30,		ended June 30,

Dollars in thousands	2003	2002	2003	2002

Net earnings	$9,932	8,128	18,780	15,025
Unrealized holding gain arising during the period	2,663	9,199	544	8,365
Tax expense	(1,048)	(3,634)	(251)	(3,306)

Net after tax	1,615	5,565	293	5,059
Reclassification adjustment for gains included in net income	3,480	2	3,497	2
Tax expense	(1,357)	(1)	(1,364)	(1)

Net after tax	2,123	1	2,133	1
Net unrealized gain on securities	3,738	5,566	2,426	5,060

Total comprehensive earnings	$13,670	13,694	21,206	20,085

14)   Stock Based Compensation

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value of the option itself at the grant date for its stock options and earnings per share under FASB Statement 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		Three months ended June 30,		Six months ended June 30,

		2003	2002	2003	2002

Net earnings (in thousands):	As reported	$9,932	8,128	18,780	15,025
	Compensation cost	(187)	(144)	(374)	(288)

	Pro forma	9,745	7,984	18,406	14,737

Basic earnings per share:	As reported	0.52	0.43	0.98	0.80
	Compensation cost	(0.01)	(0.01)	(0.02)	(0.02)

	Pro forma	0.51	0.42	0.96	0.78

Diluted earnings per share:	As reported	0.51	0.42	0.96	0.79
	Compensation cost	(0.01)	—	(0.02)	(0.02)

	Pro forma	0.50	0.42	0.94	0.77

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

	Six months ended and as of June 30, 2003

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$18,041	17,154	12,957	15,413	5,973
Intersegment revenues	102	12	1	3	—
Expenses	(13,053)	(12,213)	(9,914)	(12,505)	(4,671)
Intercompany eliminations	—	—	—	—	—

Net income	$5,090	4,953	3,044	2,911	1,302

Total Assets	$551,650	539,435	439,631	450,821	192,697

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	7,390	3,931	141	81,000
Intersegment revenues	65	1	23,442	23,626
Expenses	(5,538)	(2,954)	(1,372)	(62,220)
Intercompany eliminations	—	—	(23,626)	(23,626)

Net income	1,917	978	(1,415)	18,780

Total Assets	200,035	141,915	(4,823)	2,511,361

	Six months ended and as of June 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$18,656	17,018	13,661	12,453	6,285
Intersegment revenues	170	49	8	—	—
Expenses	(13,953)	(13,174)	(11,070)	(10,616)	(5,007)
Intercompany eliminations	—	—	—	—	—

Net income	$4,873	3,893	2,599	1,837	1,278

Total Assets	$477,777	449,117	388,613	361,464	169,094

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	6,417	4,183	95	78,768
Intersegment revenues	70	—	19,017	19,314
Expenses	(5,327)	(3,168)	(1,428)	(63,743)
Intercompany eliminations	—	—	(19,314)	(19,314)

Net income	1,160	1,015	(1,630)	15,025

Total Assets	176,176	124,319	(8,495)	2,138,065

	Three months ended and as of June 30, 2003

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$8,961	8,794	6,795	8,357	2,879
Intersegment revenues	51	12	1	3	—
Expenses	(6,514)	(6,252)	(5,068)	(6,775)	(2,297)
Intercompany eliminations	—	—	—	—	—

Net income	$2,498	2,554	1,728	1,585	582

Total Assets	$551,650	539,435	439,631	450,821	192,697

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	4,144	1,914	81	41,925
Intersegment revenues	32	1	12,284	12,384
Expenses	(2,972)	(1,452)	(663)	(31,993)
Intercompany eliminations	—	—	(12,384)	(12,384)

Net income	1,204	463	(682)	9,932

Total Assets	200,035	141,915	(4,823)	2,511,361

	Three months ended and as of June 30, 2002

		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky

Revenues from external customers	$9,499	8,536	6,809	6,503	3,066
Intersegment revenues	69	42	2	—	—
Expenses	(6,984)	(6,554)	(5,408)	(5,416)	(2,399)
Intercompany eliminations	—	—	—	—	—

Net income	$2,584	2,024	1,403	1,087	667

Total Assets	$477,777	449,117	388,613	361,464	169,094

				Total
	Valley	Whitefish	Other	Consolidated

Revenues from external customers	3,270	2,128	30	39,841
Intersegment revenues	51	—	10,144	10,308
Expenses	(2,711)	(1,574)	(667)	(31,713)
Intercompany eliminations	—	—	(10,308)	(10,308)

Net income	610	554	(801)	8,128

Total Assets	176,176	124,319	(8,495)	2,138,065

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

	Six Months Ended June 30,
(Dollars in Thousands)		2003 vs. 2002
	Increase (Decrease) due to:

Interest Income	Volume	Rate	Net

Real Estate Loans	$(2,226)	(736)	(2,962)
Commercial Loans	3,226	(2,328)	898
Consumer and Other Loans	(222)	(1,145)	(1,367)
Investment Securities	5,556	(5,035)	521

Total Interest Income	6,334	(9,244)	(2,910)
Interest Expense
NOW Accounts	13	(185)	(172)
Savings Accounts	22	(213)	(191)
Money Market Accounts	217	(1,565)	(1,348)
Certificates of Deposit	(903)	(2,123)	(3,026)
FHLB Advances	2,820	(2,887)	(67)
Other Borrowings and Repurchase Agreements	757	(691)	66

Total Interest Expense	2,926	(7,664)	(4,738)

Net Interest Income	$3,408	(1,580)	1,828

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

AVERAGE BALANCE SHEET	For the Six months ended 6-30-03			For the Six months ended 6-30-02

(Dollars in Thousands)		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
ASSETS	Balance	Dividends	Rate	Balance	Dividends	Rate

Real Estate Loans	$331,572	12,101	7.30%	$389,073	15,063	7.74%
Commercial Loans	714,976	23,979	6.76%	627,319	23,081	7.42%
Consumer and Other Loans	284,430	10,132	7.18%	290,026	11,499	8.00%

Total Loans	1,330,978	46,212	7.00%	1,306,418	49,643	7.66%
Tax -Exempt Investment Securities (1)	203,138	5,179	5.10%	132,547	3,457	5.22%
Investment Securities	620,453	12,284	3.96%	487,649	13,485	5.53%

Total Earning Assets	2,154,569	63,675	5.91%	1,926,614	66,585	6.91%

Non-Earning Assets	171,235			167,809

TOTAL ASSETS	$2,325,804			$2,094,423

LIABILITIES
AND STOCKHOLDERS’ EQUITY
NOW Accounts	$210,461	226	0.22%	$204,046	399	0.39%
Savings Accounts	132,485	273	0.42%	126,514	464	0.74%
Money Market Accounts	361,092	2,149	1.20%	339,964	3,496	2.07%
Certificates of Deposit	464,141	6,730	2.92%	511,466	9,756	3.85%
FHLB Advances	515,349	8,299	3.25%	385,473	8,366	4.38%
Repurchase Agreements and Other Borrowed Funds	99,202	2,202	4.48%	73,238	2,136	5.88%

Total Interest Bearing Liabilities	1,782,730	19,879	2.25%	1,640,701	24,617	3.03%

Non-interest Bearing Deposits	292,322			236,299
Other Liabilities	27,347			30,790

Total Liabilities	2,102,399			1,907,790

Common Stock	179			171
Paid-In Capital	185,616			169,027
Retained Earnings	26,229			14,178
Accumulated Other Comprehensive Earnings	11,381			3,257

Total Stockholders’ Equity	223,405			186,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,325,804			$2,094,423

Net Interest Income		$43,796			$41,968

Net Interest Spread			3.66%			3.88%
Net Interest Margin on average earning assets			4.10%			4.36%
Return on Average Assets			1.63%			1.41%
Return on Average Equity			16.95%			15.78%

(1)	Excludes tax effect on non-taxable investment security income

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

This section discusses the changes in Statement of Financial Condition items from June 30, 2002 and December 31, 2002, to June 30, 2003.

				$ change from	$ change from
	June 30,	December 31,	June 30,	December 31,	June 30,
Assets ($ in thousands)	2003	2002	2002	2002	2002

Cash on hand and in banks	$71,738	74,624	59,812	(2,886)	11,926
Investment securities and interest bearing deposits	940,519	787,578	665,534	152,941	274,985
Loans:
Real estate	339,057	361,522	372,318	(22,465)	(33,261)
Commercial	780,321	673,256	650,749	107,065	129,572
Consumer	285,411	286,819	292,639	(1,408)	(7,228)

Total loans	1,404,789	1,321,597	1,315,706	83,192	89,083
Allowance for loan losses	(22,354)	(20,944)	(19,941)	(1,410)	(2,413)

Total loans net of allowance for loan losses	1,382,435	1,300,653	1,295,765	81,782	86,670

Other assets	116,669	118,489	116,954	(1,820)	(285)

Total Assets	$2,511,361	2,281,344	2,138,065	230,017	373,296

At June 30, 2003 total assets were $2.511 billion which is $373 million greater than the June 30, 2002 assets of $2.138 billion, an increase of 17 percent, of which $230 million of the increase occurred during 2003.

Total loans, net of the allowance for loan losses, have increased $87 million from June 30, 2002, with an increase of $91 million occurring during the current quarter. Commercial loans have increased $130 million, or 20 percent, and continue to be the focus of our lending. Approximately 83 percent, or $107 million of the increase in commercial loans has occurred since December 31, 2002. Our real estate loan origination volume has been at record levels, some of which refinanced loans previously held by our banks. The refinancing of loans coupled with our decision to sell the majority of the real estate loan production has resulted in a reduction in real estate loans of $22 million from December 31, 2002 and $33 million from June 30, 2002. Consumer loans have declined $7 million with a significant portion of the decline attributed to the low rate or zero interest financing of auto loans by auto manufacturers. Home-equity loans continue to be the primary source of our consumer loan originations and have increased approximately $26 million, or 16 percent, from a year ago. Home equity loans comprise 66 percent of consumer loans at June 30, 2003.

Investment securities, including interest bearing deposits in other financial institutions, have increased $153 million since December 31, 2002 and $275 million from June 30, 2002. The cash received from the reduction in real estate loans has been redeployed in mortgage related investment securities with characteristics that result in less interest rate risk, in increasing interest rate environments, than retaining 30 year loans. Additional investments were made to utilize funding liquidity that exceeds loan growth opportunities, and to pre-invest expected principal reductions on mortgage related investments.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long- term, fixed rate loans in the loan portfolio. Mortgage loans sold for the six months ended June 30, 2003 and 2002 were $293 million and $156 million, respectively, and for the three months ended June 30, 2003 and 2002 were $148 million and $65 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on June 30, 2003 was approximately $212 million.

				$ change from	$ change from
	June 30,	December 31,	June 30,	December 31,	June 30,
Liabilities ($ in thousands)	2003	2002	2002	2002	2002

Deposits — non-interest bearing	$337,193	295,016	256,519	42,177	80,674
Deposits — interest bearing	1,165,386	1,164,907	1,175,893	479	(10,507)
Advances from Federal Home Loan Bank	625,670	483,660	406,603	142,010	219,067
Other borrowed funds	87,191	61,293	43,201	25,898	43,990
Other liabilities	30,656	29,219	25,743	1,437	4,913
Trust preferred securities	35,000	35,000	35,000	—	—

Total liabilities	$2,281,096	2,069,095	1,942,959	212,001	338,137

Total deposits have increased $43 million from December 31, 2002 and $70 million from the June 30, 2002 balances. There was a significant increase of $81 million, or 31 percent, in non-interest bearing deposits, of which approximately 52 percent, or $42 million of the increase occurred since December 31, 2002. This growth in low cost stable funding gives us increased flexibility in managing our asset mix. During the quarter the High Performance Checking program was started in the four banks not previously enrolled in the program. This is expected to increase our base of customers, provide additional low cost deposit balances and enhance fee income. Interest-bearing deposits are down $11 million, or 1 percent, most of which was a reduction in certificates of deposit. Federal Home Loan Bank advances, other borrowed funds, and repurchase agreements, have also increased $168 from December 31, 2002 and $263 million from June 31, 2002 as we continue to take advantage of the flexibility of these funding sources in this current period of low interest rates.

Acquisition and additional location

On July 15, 2003, Glacier Bancorp, Inc. completed its acquisition of Pend Oreille Bancorp, and its subsidiary Pend Oreille Bank which operates from two locations in Sandpoint, Idaho and one location in Newport, Washington. The bank has approximately $66 million in total assets with deposits of $59 million. These locations will become additional branches of Mountain West Bank, the Company’s Idaho based subsidiary. The transaction is all cash in the amount of $10.4 million. Since this acquisition was completed on July 15th, the results of operation will be reflected in future earnings and is expected to be immediately accretive to earnings.

Mountain West Bank opened an additional location in the growing Boise market bringing the total locations in the Boise, Nampa area to five.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of June 30, 2003, the Company had $802 million of available FHLB line of which $626 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2003, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

				$ change from	$ change from
Stockholders' equity	June 30,	December 31,	June 30,	December 31,	June 30,
($ in thousands except per share data)	2003	2002	2002	2002	2002

Common equity	$217,728	202,138	188,290	15,590	29,438
Net unrealized gain on securities	12,537	10,111	6,816	2,426	5,721

Total stockholders’ equity	$230,265	212,249	195,106	18,016	35,159

Stockholders’ equity to total assets			9.17%	9.30%	9.13%
Tangible equity to total assets			7.72%	7.68%	7.36%
Book value per common share	$11.94	11.16	10.32	0.78	1.62
Tangible book value per common share	$9.90	9.05	8.17	0.85	1.73
Market price per share at end of quarter	$24.62	21.42	22.27	3.20	2.35

Each of the equity ratios and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, stock options exercised, and net unrealized gains on securities. Our equity to asset ratio is near historic highs for the Company providing flexibility for dividend increases, expansion opportunities, and stock repurchase.

	June 30,	March 31,	December 31,	June 30,

Credit quality information ($ in thousands)	2003	2003	2002	2002

Allowance for loan losses	$22,354	21,627	20,944	19,941
Non-performing assets	$10,675	10,026	11,582	9,214
Allowance as a percentage of non performing assets	209.41%	215.71%	180.83%	216.42%
Non-performing assets as a percentage of total assets	0.42%	0.43%	0.51%	0.43%
Allowance as a percentage of total loans	1.59%	1.65%	1.58%	1.52%
Net charge-offs as a percentage of loans	0.034%	0.012%	0.261%	0.097%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at June 30, 2003 were at .42 percent, a slight decrease from .43 percent at June 30, 2002 and from the December 31, 2002 .51 percent. This compares to the Peer Group average of .65 percent at March 31, 2003, the most recent information available. The reserve for loan losses was 209 percent of non-performing assets at June 30, 2003, compared to 216 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has continued to increase the balance in the reserve for loan losses account. The reserve balance has increased $2.413 million, or 12 percent, to $22.354 million, which is 1.59 percent of total loans outstanding, up from 1.52 percent a year ago. The provision expense for loan losses was $1.892 million which is a decrease of $668 thousand from the prior years’ six month provision. Net charge off loans as a percentage of loans outstanding were .034 percent for the first six months of 2003 which is down from .097 percent for the same period in 2002.

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

Results of Operations – The three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Revenue summary
($ in thousands)	Three months ended June 30,

	2003	2002	$ change	% change

Net interest income	$21,964	21,601	363	1.7%
Fees and other revenue:
Service charges, loan fees, and other fees	4,978	4,542	436	9.6%
Gain on sale of loans	3,211	1,258	1,953	155.2%
Gain on sale of investments, net of impairment charge	1,685	2	1,683	84150.0%
Other income	439	532	(93)	-17.5%

Total non-interest income	10,313	6,334	3,979	62.8%

Total revenue	$32,277	27,935	4,342	15.5%

Tax equivilent net interest margin	4.17%	4.57%

Net Interest Income
Net interest income for the quarter increased $363 thousand, or 2 percent, over the same period in 2002. Total interest income is $1.894 million, or 6 percent lower than the same quarter in 2002, while total interest expense is $2.257 million or 19 percent lower. The increase in non-interest bearing deposits reduced the need to borrow additional funds and helped reduce interest expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.57 percent for the 2002 quarter, 4.35 for the first quarter of 2003, to 4.17 percent in the current quarter. We continue to deploy a strategy of investing in short term securities that carry lower current yields. We believe it is inappropriate in this rate environment to extend maturities in order to achieve higher yields. This strategy in the near term will put pressure on our net interest margin, however from a longer term perspective we are more comfortable with this approach.

Non-interest Income
Fee income increased 10 percent over the same period last year, driven primarily by increased account activity. Gain on sale of loans increased $1.953 million reflecting the low level of mortgage interest rates and resulting purchase and refinancing activity. The income from mortgage origination activity serves as a counter-balance to net interest income reductions from low interest rates. Other income was lower in the current years’ quarter by $93 thousand primarily the result of reduced loan servicing income.

Gains on sale of investments of $3.480 million were realized during the quarter from the sale of approximately $14 million of long term corporate bonds. These bonds were acquired two years ago with the intent of exercising put options available in the bond structures. Market conditions provided an opportunity to sell the bonds, record a significant gain, reinvest the principal and gain proceeds into similar maturity municipal bonds, and retain the investment yield. There was an impairment charge in the current quarter of $1.795 million for impairment of value on collateralized mortgage obligations.

Non-interest expense summary
($ in thousands)	Three months ended June 30,

	2003	2002	$ change	% change

Compensation and employee benefits	$9,050	7,533	1,517	20.1%
Occupancy and equipment expense	2,295	2,324	(29)	-1.2%
Outsourced data processing expense	266	515	(249)	-48.3%
Core deposit intangible amortization	291	360	(69)	-19.2%
Other expenses	4,417	3,610	807	22.4%

Total non-interest expense	$16,319	14,342	1,977	13.8%

Non-interest Expense
Non-interest expense increased by $1.977 million, or 14 percent, from the same quarter of 2002. Compensation and benefit expense increased $1.517 million, or 20 percent from the second quarter of 2002, with commissions for loan originators, other incentives, additional support staff for increased volumes, and two additional branches in operation in Boise accounting for the majority of the increase. Occupancy and equipment expense decreased $29 thousand, or 1 percent, the net result of adding additional facilities and fully depreciating an investment in computer systems in prior periods. Outsourced data processing expense decreased by $249 thousand, or 48 percent, resulting from bringing the core processing for each subsidiary bank onto our in-house data system. Other expenses increased $807 thousand, or 22 percent, resulting primarily from charges for data conversion of Mountain West Bank to the in-house data system, and start up expenses on implementing the High Performance Checking program at the four banks not previously on the program. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent for the 2003 quarter which is comparable to the 51 percent for the 2002 quarter.

Results of Operations – The six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Revenue summary
($ in thousands)	Six months ended June 30,

	2003	2002	$ change	% change

Net interest income	$43,796	41,968	1,828	4.4%
Fees and other revenue:
Service charges, loan fees, and other fees	9,597	8,470	1,127	13.3%
Gain on sale of loans	5,482	2,433	3,049	125.3%
Gain on sale of investments, net of impairment charge	1,248	2	1,246	62300.0%
Other income	999	1,278	(279)	-21.8%

Total non-interest income	17,326	12,183	5,143	42.2%

Total revenue	$61,122	54,151	6,971	12.9%

Tax equivilent net interest margin	4.26%	4.48%

Net Interest Income
Net interest income increased $1.828 thousand, or 4 percent, over the same period in 2002. Total interest income is $2.910 million, or 4 percent lower than in 2002, while total interest expense is $4.738 million or 19 percent lower. Lower interest rates were the main reason for the reduction in interest income and interest expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.48 percent in 2002 to 4.26 percent in 2003.

Non-interest Income
Fee income increased $1.127 million, or 13 percent, over the same period last year, driven primarily by increased account activity. Gain on sale of loans increased $3.049 million reflecting the low level of mortgage interest rates and resulting purchase and refinancing activity. Other income was lower in the current year by $279 thousand primarily the result of reduced loan servicing income.

Gain on sale of investments of $3.497 million were realized from the sale of approximately $16 million of long term corporate bonds. Market conditions provided an opportunity to realize currently the interest income that would have been generated over several years. The proceeds of the sale were reinvested in municipal securities of like maturity with similar future interest income. There was an impairment charge in the first six months of 2003 of $2.249 million for impairment of value on collateralized mortgage obligations.

Non-interest expense summary
($ in thousands)	Six months ended June 30,

	2002	2001	$ change	% change

Compensation and employee benefits	$17,029	15,315	1,714	11.2%
Occupancy and equipment expense	4,730	4,625	105	2.3%
Outsourced data processing expense	828	961	(133)	-13.8%
Core deposit intangible amortization	629	721	(92)	-12.8%
Other expenses	7,986	7,085	901	12.7%

Total non-interest expense	$31,202	28,707	2,495	8.7%

Non-interest Expense
Non-interest expense increased by $2.495 million, or 9 percent, from 2002. Compensation and benefit expense increased $1.714 million, or 11 percent from 2002, with commissions for loan originators, other incentives, additional support staff for increased volumes, and two additional branches in operation in Boise accounting for the majority of the increase. Occupancy and equipment expense increased $105 thousand, or 2 percent, the net result of adding additional facilities and fully depreciating an investment in computer systems in prior periods. Outsourced data processing expense decreased by $133 thousand, or 14 percent, resulting from bringing the core processing for each subsidiary bank onto our in-house data system. Other expenses increased $901 thousand, or 13 percent, resulting from charges for data conversion of Mountain West Bank to the in-house data system, start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, loan collection expenses, operations losses on deposit accounts, losses on other real estate sales, and volume related increases. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent for 2003 which is down from the 53 percent for 2002.

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

Interest Rate Risk:
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2002, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no significant changes in operation or the market that would materially affect the estimated sensitivity. The table illustrates the estimated change in net interest income over a twelve month period based on the six months activity ended June 30, 2003.

Interest Rate Sensitivity
	+200 bp	-100 bp

Estimated sensitivity	-1.37%	0.46%
Estimated increase (decrease) in net interest income	$(1,210)	406

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange act.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

(a)	The Company’s Annual Shareholders’ Meeting was held on April 30, 2003

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1) Election of three Directors for three year terms expiring in 2006 or until their successors have been elected and qualified.

     Directors:

William L. Bouchee – Votes Cast For:	13,959,690
Votes Cast Against/Witheld:	480,809
L. Peter Larson – Votes Cast For:	14,009,204
Votes Cast Against/Witheld:	431,296
Everit A. Sliter – Votes Cast For:	13,687,472
Votes Cast Against/Witheld:	753,027

(d)	None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Current Report on Form 8-K

                     On May 5, 2003, a Form 8-K was filed announcing first quarter financial results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC

August 12, 2003	/s/ Michael J. Blodnick

Michael J. Blodnick President/CEO

August 12, 2003	/s/ James H. Strosahl

James H. Strosahl Executive Vice President/CFO