Form 10-Q
period 2003-09-30
GLACIER BANCORP INC
filed 2003-11-12
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares of Registrant’s common stock outstanding on November 3, 2003 was 19,339,470. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Index

Page #
Part I. Financial Information

Item 1 – Financial Statements

Consolidated Statements of Financial Condition – September 30, 2003, December 31, 2002 and September 30, 2002 (unaudited)	3

Consolidated Statements of Operations – Three and nine months ended September 30, 2003 and 2002 (unaudited)	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2002 and nine months ended September 30, 2003 (unaudited)	5

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	25

Item 4 – Controls and Procedures	26

Part II. Other Information	26

Item 1 – Legal Proceedings	26

Item 2 – Changes in Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Submission of Matters to a Vote of Security Holders	26

Item 5 – Other Information	26

Item 6 – Exhibits and Reports on Form 8-K	26

Signatures	27

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

(Unaudited - dollars in thousands, except per share data)	September 30,	December 31,	September 30,
	2003	2002	2002

Assets:
Cash on hand and in banks	$67,538	74,624	62,723
Interest bearing cash deposits	27,517	4,753	18,690

Cash and cash equivalents	95,055	79,377	81,413

Investments:
Investment securities, available-for-sale	299,773	260,606	233,229
Mortgage backed securities, available-for-sale	673,325	479,355	421,966
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	45,831	42,864	42,128

Total investments	1,018,929	782,825	697,323

Net loans receivable:
Real estate loans	345,091	361,522	383,890
Commercial Loans	829,513	673,256	674,139
Consumer and other loans	292,516	286,819	291,164
Allowance for loan losses	(23,920)	(20,944)	(21,342)

Total loans, net	1,443,200	1,300,653	1,327,851

Premises and equipment, net	53,025	47,215	47,524
Real estate and other assets owned, net	577	1,542	852
Accrued interest receivable	14,204	13,421	13,447
Core deposit intangible, net	6,171	6,822	7,181
Goodwill, net	36,909	33,189	33,189
Other assets	15,004	16,300	15,034

	$2,683,074	2,281,344	2,223,814

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$392,746	295,016	292,653
Interest bearing deposits	1,225,653	1,164,907	1,206,000
Advances from Federal Home Loan Bank of Seattle	714,837	483,660	402,367
Securities sold under agreements to repurchase	53,047	46,206	33,572
Other borrowed funds	5,740	15,087	16,799
Accrued interest payable	4,779	6,090	6,291
Current income taxes	1,731	815	1,642
Deferred tax liability	4,916	8,629	8,240
Trust preferred securities	35,000	35,000	35,000
Other liabilities	16,520	13,685	15,058

Total liabilities	2,454,969	2,069,095	2,017,622

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share 50,000,000 shares authorized	193	191	190
Paid-in capital	221,216	216,974	215,023
Retained earnings — substantially restricted	2,740	(15,027)	(20,672)
Accumulated other comprehensive income	3,956	10,111	11,651

Total stockholders’ equity	228,105	212,249	206,192

	$2,683,074	2,281,344	2,223,814

Number of shares outstanding	19,333,985	19,014,400	18,945,931
Book value per share	$11.80	11.16	10.88
Tangible book value per share	$9.57	9.06	8.75

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Consolidated Statements of Operations

(unaudited - dollars in thousands, except per share data)	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2003	2002	2003	2002

Interest income:
Real estate loans	$6,016	7,190	18,117	22,253
Commercial loans	13,137	12,007	37,116	35,088
Consumer and other loans	4,999	5,643	15,131	17,142
Investment securities and other	8,951	8,989	26,414	25,931

Total interest income	33,103	33,829	96,778	100,414

Interest expense:
Deposits	4,102	6,429	13,480	20,544
Federal Home Loan Bank of Seattle Advances	4,252	4,189	12,551	12,555
Securities sold under agreements to repurchase	157	144	490	433
Trust preferred securities	903	903	2,711	2,711
Other borrowed funds	25	32	81	72

Total interest expense	9,439	11,697	29,313	36,315

Net interest income	23,664	22,132	67,465	64,099
Provision for loan losses	1,221	1,665	3,113	4,225

Net interest income after provision for loan losses	22,443	20,467	64,352	59,874

Non-interest income:
Service charges and other fees	4,088	3,726	11,523	10,332
Miscellaneous loan fees and charges	1,084	973	3,246	2,837
Gains on sale of loans	3,258	1,283	8,740	3,716
Gains on sale of investments, net of impairment charge	5	—	1,253	2
Other income	478	475	1,477	1,753

Total non-interest income	8,913	6,457	26,239	18,640

Non-interest expense:
Compensation, employee benefits and related expenses	9,448	7,541	26,477	22,856
Occupancy and equipment expense	2,536	2,340	7,266	6,965
Outsourced data processing expense	393	547	1,221	1,508
Core deposit intangibles amortization	308	359	937	1,080
Other expenses	4,362	3,210	12,354	10,294

Total non-interest expense	17,047	13,997	48,255	42,703

Earnings before income taxes	14,309	12,927	42,336	35,811

Federal and state income tax expense	4,612	4,311	13,859	12,170

Net earnings	$9,697	8,616	28,477	23,641

Basic earnings per share	$0.50	0.46	1.48	1.26
Diluted earnings per share	$0.49	0.45	1.46	1.23
Dividends declared per share	$0.20	0.15	0.55	0.45
Return on average assets (annualized)	1.49%	1.58%	1.58%	1.48%
Return on average equity (annualized)	17.10%	17.03%	17.00%	16.42%
Return on tangible average equity (annualized)	21.11%	21.32%	20.78%	20.94%
Average outstanding shares — basic	19,310,538	18,930,436	19,244,857	18,832,983
Average outstanding shares — diluted	19,667,623	19,251,694	19,558,424	19,162,317

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2002 and Nine months ended September 30, 2003

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders'
(Unaudited - dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income	equity

Balance at December 31, 2001	18,561,864	$187	210,937	(35,897)	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	32,402	—	32,402
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	8,355	8,355

Total comprehensive income						40,757

Cash dividends declared ($.61 per share)	—	—	—	(11,532)	—	(11,532)
Stock options exercised	452,536	4	4,957	—	—	4,961
Tax benefit from stock related compensation	—	—	1,080	—	—	1,080

Balance at December 31, 2002	19,014,400	$191	216,974	(15,027)	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	28,477	—	28,477
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(6,155)	(6,155)

Total comprehensive income						22,322

Cash dividends declared ($.55 per share)	—	—	—	(10,695)	—	(10,695)
Stock options exercised	319,585	2	4,242	—	—	4,244
Acquisition of fractional shares (note 5)	—	—	—	(15)	—	(15)

Balance at September 30, 2003	19,333,985	$193	221,216	2,740	3,956	228,105

See accompanying notes to consolidated financial statements

Glacier Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES :
Net cash provided by operating activities	$64,713	17,671

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale	294,546	146,080
Purchases of investments available-for-sale	(543,874)	(280,008)
Principal collected on installment and commercial loans	402,977	422,530
Installment and commercial loans originated or acquired	(527,430)	(468,848)
Principal collections on mortgage loans	228,299	186,291
Mortgage loans originated or acquired	(217,457)	(136,293)
Net purchase of FHLB and FRB stock	(672)	(3,583)
Net (addition) disposal of premises and equipment	(6,146)	91
Acquisition of Pend Oreille Bancorp	(200)	—

NET CASH USED IN INVESTING ACTIVITIES	(369,957)	(133,740)

FINANCING ACTIVITIES:
Net increase in deposits	98,717	52,589
Net increase in FHLB advances and other borrowed funds	221,830	50,810
Net increase in securities sold under repurchase agreements	6,841	987
Cash dividends paid to stockholders	(10,695)	(8,416)
Proceeds from exercise of stock options	4,244	4,086
Cash paid for stock dividends	(15)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	320,922	100,056

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,678	(16,013)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,377	97,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,055	81,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest	$30,625	39,203
Income taxes	$11,236	10,619

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of September 30, 2003, December 31, 2002, and September 30, 2002, stockholders’ equity for the nine months ended September 30, 2003 and the year ended December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2)	Organizational Structure:

The Company, headquartered in Kalispell, Montana, is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for eight wholly owned subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), and Glacier Capital Trust I (“Glacier Trust”), all located in Montana, and Mountain West Bank (“Mountain West”) which is located in Idaho, Utah, and Washington. The Company does not have any off-balance sheet entities.

Community First, Inc. (CFI), a former subsidiary of the Company, ceased to exist as a separate subsidiary on July 1, 2003 and operations are currently performed at the parent level. The Company provides full service brokerage services through Raymond James Financial Services, Inc.

The following abbreviated organizational chart illustrates the various relationships:

3) Ratios:

Returns on average assets and average equity were calculated based on daily averages.

4)	Dividends Declared:

On September 24, 2003, the Board of Directors declared a $.20 per share quarterly cash dividend to stockholders of record on October 7, 2003, payable on October 16, 2003.

5)	On April 30, 2003, the Board of Directors declared a 10 percent stock dividend, payable in common stock of Glacier Bancorp, Inc. to stockholders of record on May 13, 2003. The number of shares issued was 1,751,036. The dividend resulted in a total paid in capital adjustment of $43,566,000. In connection with the stock dividend, fractional shares were reacquired by the Company for cash of $15,000. Effects of stock dividends have been retroactively reflected for all periods presented.

6)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net earnings available to common stockholders	$9,696,705	8,616,194	28,477,053	23,641,308
Average outstanding shares — basic	19,310,538	18,930,436	19,244,857	18,832,983
Add: Dilutive stock options	357,085	321,258	313,567	329,334

Average outstanding shares — diluted	19,667,623	19,251,694	19,558,424	19,162,317

Basic earnings per share	$0.50	0.46	1.48	1.26

Diluted earnings per share	$0.49	0.45	1.46	1.23

7)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF SEPTEMBER 30, 2003

(Dollars in thousands)
					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
U.S. Government and Federal Agencies	Yield	Cost	Gains	Losses	Value

maturing within one year (1)	0.49%	1,309	—	—	1,309
maturing one year through five years	1.29%	260	—	—	260
maturing after ten years	2.96%	968	13	(1)	980

	1.52%	2,537	13	(1)	2,549

State and Local Governments and other issues:
maturing within one year	5.59%	4,089	69	—	4,158
maturing one year through five years	4.41%	6,106	109	(91)	6,124
maturing five years through ten years	5.45%	5,102	126	—	5,228
maturing after ten years	5.16%	278,100	7,109	(3,495)	281,714

	5.16%	293,397	7,413	(3,586)	297,224

Mortgage-Backed Securities	5.20%	72,807	1,616	(395)	74,028
Real Estate Mortgage Investment Conduits	3.96%	597,827	4,836	(3,366)	599,297
FHLB and FRB stock, at cost	5.34%	45,831	—	—	45,831

Total Investments	4.45%	$1,012,399	13,878	(7,348)	1,018,929

(1) Investments acquired at fair market value through the acquisition of Pend Oreille Bancorp, Inc.

INVESTMENTS AS OF DECEMBER 31, 2002

					Estimated
(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Fair

	Yield	Cost	Gains	Losses	Value

U.S. Government and Federal Agencies
maturing after ten years	3.45%	$1,086	10	(2)	1,094

	3.45%	1,086	10	(2)	1,094

State and Local Governments and other issues:
maturing within one year	5.81%	3,144	53	—	3,197
maturing one year through five years	5.20%	10,037	227	(98)	10,166
maturing five years through ten years	5.44%	2,457	101	—	2,558
maturing after ten years	5.44%	236,620	8,046	(1,075)	243,591

	5.43%	252,258	8,427	(1,173)	259,512

Mortgage-Backed Securities	5.39%	81,043	2,440	(82)	83,401
Real Estate Mortgage Investment Conduits	4.63%	388,927	7,208	(181)	395,954
FHLB and FRB stock, at cost	6.17%	42,864	—	—	42,864

Total Investments	5.06%	$766,178	18,085	(1,438)	782,825

Interest income includes tax-exempt interest for the nine months ended September 30, 2003 and 2002 of $8,138,000 and $5,557,000, respectively, and the three months ended September 30, 2003 and 2002 of $2,959,000 and $2,100,000, respectively.

Gross proceeds from sales of investment securities for the nine months ended September 30, 2003 and 2002 were $19,603,000, and $24,428,000, respectively, resulting in gross gains of approximately $3,502,000, and $215,000, and gross losses of approximately $0, and $213,000, respectively. Gross proceeds from sales of investment securities for the three months ended September 30, 2003 and 2002 were $5,000, and $0, respectively, resulting in gross gains of approximately $5,000, and $0, respectively. The cost of any investment sold is determined by specific identification.

There was an impairment charge for the three and nine months ended September 30, 2003, of $0 and $2,249,000, respectively, for the impairment of value on collateralized mortgage obligations. The impairment charge is included in the net gain on sale of investments.

8)	Loans

The following table summarizes the Company’s loan portfolio. The loans mature or are repriced at various times.

TYPE OF LOAN	At		At
(Dollars in Thousands)	09/30/03		12/31/2002

	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential first mortgage loans	$311,284	21.6%	$310,205	23.8%
Loans held for sale	34,533	2.4%	51,987	4.0%

Total	345,817	24.0%	362,192	27.8%
Commercial Loans:
Real estate	472,515	32.7%	397,803	30.6%
Other commercial loans	358,304	24.8%	276,675	21.3%

Total	830,819	57.5%	674,478	51.9%
Consumer and Other Loans:
Consumer loans	98,415	6.8%	112,893	8.7%
Home equity loans	194,228	13.5%	174,033	13.4%

Total	292,643	20.3%	286,926	22.1%
Net deferred loan fees, premiums and discounts	(2,159)	-0.1%	(1,999)	-0.2%
Allowance for Losses	(23,920)	-1.7%	(20,944)	-1.6%

Net Loans	$1,443,200	100.0%	$1,300,653	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

(Dollars in Thousands)	At	At
	9/30/2003	12/31/2002

Non-accrual loans:
Real estate loans	$2,549	2,476
Commercial loans	5,513	5,157
Consumer and other loans	353	409

Total	$8,415	8,042
Accruing Loans 90 days or more overdue:
Real estate loans	837	846
Commercial loans	587	968
Consumer and other loans	73	184

Total	$1,497	1,998
Real estate and other assets owned, net	577	1,542
Total non-performing loans, and real estate and other assets owned, net	$10,489	11,582

As a percentage of total assets	0.39%	0.51%
Interest Income (1)	$428	596

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the nine months ended September 30, 2003 and the year ended December 31, 2002, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS	Nine months ended	Year ended
	September 30,	December 31,
(Dollars in Thousands)	2003	2002

Balance at beginning of period	$20,944	18,654
Charge offs:
Real estate loans	(223)	(887)
Commercial loans	(792)	(2,522)
Consumer and other loans	(738)	(1,328)

Total charge offs	$(1,753)	(4,737)

Recoveries:
Real estate loans	149	276
Commercial loans	258	326
Consumer and other loans	250	680

Total recoveries	$657	1,282

Chargeoffs, net of recoveries	(1,096)	(3,455)
Acquisition (1)	959	—
Provision	3,113	5,745

Balance at end of period	$23,920	20,944

Ratio of net charge offs to average loans outstanding during the period	0.08%	0.26%

(1)	Acquisition of Pend Oreille Bancorp, Inc.

The following table summarizes the allocation of the allowance for loan losses:

	September 30, 2003		December 31, 2002

		Percent		Percent
		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category

Real estate loans	$2,214	23.5%	2,334	27.4%
Commercial real estate	7,057	32.2%	7,088	30.1%
Other commercial	10,275	24.4%	7,670	20.9%
Consumer and other loans	4,374	19.9%	3,852	21.6%

Totals	$23,920	100.0%	20,944	100.0%

9)	Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of September 30, 2003:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total

Gross carrying value	$10,122
Accumulated Amortization	(3,951)

Net carrying value	$6,171	1,419	7,590

Weighted-Average amortization period
(Period in years)	10.0	9.7	9.9
Aggregate Amortization Expense
For the three months ended September 30, 2003	$308	221	529
For the nine months ended September 30, 2003	$937	640	1,577
Estimated Amortization Expense
For the year ended December 31, 2003	$1,243	664	1,907
For the year ended December 31, 2004	1,061	93	1,154
For the year ended December 31, 2005	891	90	981
For the year ended December 31, 2006	818	88	906
For the year ended December 31, 2007	800	85	885

(1)	The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

On July 15, 2003, the Company acquired Pend Oreille Bancorp, which resulted in additional core deposit intangible of $286,000 and goodwill of $3,719,000.

10)	Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2003, according to the time remaining to maturity:

	Certificates	Non-Maturity
(Dollars in thousands)	of Deposit	Deposits	Totals

Within three months	$24,132	470,723	494,855
Three to six months	17,717	—	17,717
Seven to twelve months	17,595	—	17,595
Over twelve months	13,128	—	13,128

Totals	$72,572	470,723	543,295

11)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and
	for the nine	for the twelve
(Dollars in thousands)	months ended	months ended
	September 30, 2003	December 31, 2002

FHLB Advances
Amount outstanding at end of period	$714,837	483,660
Average balance	$556,664	409,168
Maximum outstanding at any month-end	$714,837	483,660
Weighted average interest rate	3.01%	4.15%
Repurchase Agreements:
Amount outstanding at end of period	$53,047	46,206
Average balance	$60,882	35,480
Maximum outstanding at any month-end	$74,808	46,206
Weighted average interest rate	1.08%	1.46%

12)	Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2003.

CONSOLIDATED	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital

GAAP Capital	$228,105	228,105	228,105
Less: Goodwill and intangibles	(43,080)	(43,080)	(43,080)
Accumulated other comprehensive gain on AFS securities	(3,956)	(3,956)	(3,956)
Plus: Allowance for loan losses	—	21,499	—
Trust preferred secuirites	35,000	35,000	35,000
Other adjustments	(248)	(248)	(248)

Regulatory capital computed	$215,821	237,320	215,821

Risk weighted assets	$1,719,899	1,719,899

Total average assets			$2,546,842

Capital as % of defined assets	12.55%	13.80%	8.47%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	6.55%	3.80%	3.47%

13)	Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the nine months
	ended September 30,		ended September 30,

Dollars in thousands	2003	2002	2003	2002

Net earnings	$9,697	8,616	28,477	23,641
Unrealized holding (loss) gain arising during the period	(14,161)	7,989	(13,617)	16,354
Tax benefit (expense)	5,576	(3,153)	5,325	(6,460)

Net after tax	(8,585)	4,836	(8,292)	9,894
Reclassification adjustment for gains included in net income	5	—	3,502	2
Tax expense	(1)	—	(1,365)	(1)

Net after tax	4	—	2,137	1
Net unrealized (loss) gain on securities	(8,581)	4,836	(6,155)	9,895

Total comprehensive earnings	$1,116	13,452	22,322	33,536

14)	Stock Based Compensation

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the company determined compensation cost based on the fair value of the option itself at the grant date for its stock options and earnings per share under FASB Statement 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		Three months ended Sept. 30,		Nine months ended Sept. 30,

		2003	2002	2003	2002

Net earnings (in thousands):	As reported	$9,697	8,616	28,477	23,641
	Compensation cost	(188)	(144)	(562)	(432)

	Pro forma	9,509	8,472	27,915	23,209

Basic earnings per share:	As reported	0.50	0.46	1.48	1.26
	Compensation cost	(0.01)	(0.01)	(0.03)	(0.03)

	Pro forma	0.49	0.45	1.45	1.23

Diluted earnings per share:	As reported	0.49	0.45	1.46	1.23
	Compensation cost	(0.01)	(0.01)	(0.03)	(0.02)

	Pro forma	0.48	0.44	1.43	1.21

15)	Segment Information

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

		Nine months ended and as of September 30, 2003

			First		Mountain
(Dollars in thousands)		Glacier	Security	Western	West	Big Sky

Revenues from external customers		$27,417	25,862	19,358	24,214	9,155
Intersegment revenues		139	16	1	9	3
Expenses		(19,815)	(18,497)	(14,734)	(19,792)	(7,068)
Intercompany eliminations		—	—	—	—	—

	Net income	$7,741	7,381	4,625	4,431	2,090

	Total Assets	$565,347	568,339	444,270	535,385	191,780

					Total
		Valley	Whitefish	Other	Consolidated

Revenues from external customers		10,788	6,011	212	123,017
Intersegment revenues		98	8	35,578	35,852
Expenses		(8,125)	(4,460)	(2,049)	(94,540)
Intercompany eliminations		—	—	(35,852)	(35,852)

	Net income	2,761	1,559	(2,111)	28,477

	Total Assets	219,342	148,299	10,312	2,683,074

		Nine months ended and as of September 30, 2002

			First		Mountain
(Dollars in thousands)		Glacier	Security	Western	West	Big Sky

Revenues from external customers		$28,245	25,651	20,423	18,920	9,517
Intersegment revenues		247	82	8	—	—
Expenses		(20,882)	(19,723)	(16,338)	(16,041)	(7,485)
Intercompany eliminations		—	—	—	—	—

	Net income	$7,610	6,010	4,093	2,879	2,032

	Total Assets	$486,924	481,290	399,316	387,089	175,368

						Total
		Valley	Whitefish	Other		Consolidated

Revenues from external customers		9,720	6,360	218		119,054
Intersegment revenues		103	—	29,867		30,307
Expenses		(8,201)	(4,762)	(1,981)		(95,413)
Intercompany eliminations		—	—	(30,307)		(30,307)

	Net income	1,622	1,598	(2,203)		23,641

	Total Assets	182,356	123,551	(12,080)		2,223,814

		Three months ended and as of September 30, 2003

			First		Mountain
(Dollars in thousands)		Glacier	Security	Western	West	Big Sky

Revenues from external customers		$9,376	8,708	6,401	8,801	3,182
Intersegment revenues		37	4	—	6	3
Expenses		(6,762)	(6,284)	(4,820)	(7,287)	(2,397)
Intercompany eliminations		—	—	—	—	—

	Net income	$2,651	2,428	1,581	1,520	788

	Total Assets	$565,347	568,339	444,270	535,385	191,780

						Total
		Valley	Whitefish	Other		Consolidated

Revenues from external customers		3,398	2,080	70		42,016
Intersegment revenues		33	7	12,136		12,226
Expenses		(2,587)	(1,506)	(676)		(32,319)
Intercompany eliminations		—	—	(12,226)		(12,226)

	Net income	844	581	(696)		9,697

	Total Assets	219,342	148,299	10,312		2,683,074

		Three months ended and as of September 30, 2002

			First		Mountain
(Dollars in thousands)		Glacier	Security	Western	West	Big Sky

Revenues from external customers		$9,589	8,633	6,762	6,467	3,232
Intersegment revenues		77	33	—	—	—
Expenses		(6,929)	(6,549)	(5,268)	(5,425)	(2,478)
Intercompany eliminations		—	—	—	—	—

	Net income	$2,737	2,117	1,494	1,042	754

	Total Assets	$486,924	481,290	399,316	387,089	175,368

						Total
		Valley	Whitefish	Other		Consolidated

Revenues from external customers		3,303	2,177	123		40,286
Intersegment revenues		33	—	10,850		10,993
Expenses		(2,874)	(1,594)	(553)		(31,670)
Intercompany eliminations		—	—	(10,993)		(10,993)

	Net income	462	583	(573)		8,616

	Total Assets	182,356	123,551	(12,080)		2,223,814

16)	Rate/Volume Analysis

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

(Dollars in Thousands)	Nine Months Ended September 30,
	2003 vs. 2002
	Increase (Decrease) due to:

Interest Income	Volume	Rate	Net

Real Estate Loans	$(2,663)	(1,473)	(4,136)
Commercial Loans	5,954	(3,926)	2,028
Consumer and Other Loans	(160)	(1,851)	(2,011)
Investment Securities	9,318	(8,835)	483

Total Interest Income	12,449	(16,085)	(3,636)
Interest Expense
NOW Accounts	43	(258)	(215)
Savings Accounts	49	(337)	(288)
Money Market Accounts	293	(2,622)	(2,329)
Certificates of Deposit	(1,238)	(2,994)	(4,232)
FHLB Advances	5,171	(5,175)	(4)
Other Borrowings and Repurchase Agreements	1,130	(1,064)	66

Total Interest Expense	5,448	(12,450)	(7,002)

Net Interest Income	$7,001	(3,635)	3,366

17)	Average Balance Sheet

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

AVERAGE BALANCE SHEET	For the Nine months ended 9-30-03			For the Nine months ended 9-30-02

(Dollars in Thousands)		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
ASSETS	Balance	Dividends	Rate	Balance	Dividends	Rate

Real Estate Loans	$337,512	18,117	7.16%	$383,386	22,253	7.74%
Commercial Loans	750,477	37,116	6.61%	641,598	35,088	7.31%
Consumer and Other Loans	286,911	15,131	7.05%	289,616	17,142	7.91%

Total Loans	1,374,900	70,364	6.84%	1,314,600	74,483	7.58%
Tax -Exempt Investment Securities (1)	215,784	8,138	5.03%	142,176	5,557	5.21%
Investment Securities	650,208	18,276	3.75%	494,876	20,374	5.49%

Total Earning Assets	2,240,892	96,778	5.76%	1,951,652	100,414	6.86%
Non-Earning Assets	171,289			171,838

TOTAL ASSETS	$2,412,181			$2,123,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$220,183	363	0.22%	$204,993	578	0.38%
Savings Accounts	136,469	387	0.38%	127,245	676	0.71%
Money Market Accounts	368,899	2,988	1.08%	349,620	5,316	2.03%
Certificates of Deposit	462,067	9,742	2.82%	506,989	13,974	3.69%
FHLB Advances	556,664	12,551	3.01%	394,270	12,555	4.26%
Repurchase Agreements and Other Borrowed Funds	100,270	3,282	4.38%	74,188	3,216	5.80%

Total Interest Bearing Liabilities	1,844,552	29,313	2.12%	1,657,305	36,315	2.93%
Non-interest Bearing Deposits	315,233			247,358
Other Liabilities	28,459			26,844

Total Liabilities	2,188,244			1,931,507

Common Stock	183			171
Paid-In Capital	197,524			169,789
Retained Earnings	16,665			16,921
Accumulated Other Comprehensive Earnings	9,565			5,102

Total Stockholders’ Equity	223,937			191,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,412,181			$2,123,490
Net Interest Income		$67,465			$64,099

Net Interest Spread			3.64%			3.93%
Net Interest Margin on average earning assets			4.03%			4.38%
Return on Average Assets			1.58%			1.48%
Return on Average Equity			17.00%			16.42%

(1)	Excludes tax effect on non-taxable investment security income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent acquisition and additional locations
On July 15, 2003, Glacier Bancorp, Inc. completed its acquisition of Pend Oreille Bancorp, and its subsidiary Pend Oreille Bank which operates from two locations in Sandpoint, Idaho and one location in Newport, Washington. The bank has approximately $66 million in total assets with deposits of $59 million. These locations became additional branches of Mountain West Bank, the Company’s Idaho based subsidiary. The transaction was all cash in the amount of $10.4 million. The results of operation of Pend Oreille Bancorp, were recognized from the date of purchase.

Mountain West Bank opened an additional location in the growing Boise market bringing the total locations in the Boise, Nampa area to five. Big Sky Western Bank opened a new branch in downtown Bozeman.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from September 30, 2002 and December 31, 2002, to September 30, 2003.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Assets ($ in thousands)	2003	2002	2002	2002	2002

Cash on hand and in banks	$67,538	74,624	62,723	(7,086)	4,815
Investment securities and interest bearing deposits	1,046,446	787,578	716,013	258,868	330,433
Loans:
Real estate	345,091	361,522	383,890	(16,431)	(38,799)
Commercial	829,513	673,256	674,139	156,257	155,374
Consumer	292,516	286,819	291,164	5,697	1,352

Total loans	1,467,120	1,321,597	1,349,193	145,523	117,927
Allowance for loan losses	(23,920)	(20,944)	(21,342)	(2,976)	(2,578)

Total loans net of allowance for loan losses	1,443,200	1,300,653	1,327,851	142,547	115,349

Other assets	125,890	118,489	117,227	7,401	8,663

Total Assets	$2,683,074	2,281,344	2,223,814	401,730	459,260

At September 30, 2003 total assets were $2.683 billion which is $459 million greater than the September 30, 2002 assets of $2.224 billion, an increase of 21 percent, of which $402 million of the increase occurred during 2003. Internal growth was supported by the Pend Oreille Bank acquisition which added $66 million to the asset base.

Total loans, net of the allowance for loan losses, have increased $115 million from September 30, 2002 and $143 from December 31, 2003. $61 million of the increase occurred during the current quarter, of which $50 million was from the acquisition. Commercial loans have increased $155 million, or 23 percent, from a year ago and continue to be the focus of our lending. Real estate loan origination volume has been at record levels, with $655 million for the nine months ended September 30, 2003, up from $387 million for the nine months ended September 30, 2002, some of which refinanced loans previously held by our banks. The refinancing of our existing loans coupled with our decision to sell the majority of the real estate loan production has resulted in a reduction in real estate loans of $39 million from September 30, 2002. Consumer loans have increased $1 million from a year ago resulting from increases in home equity loans. Home-equity loans continue to be the primary source of our consumer loan originations and have increased approximately $25 million, or 15 percent, from a year ago. Home equity loans comprise 66 percent of consumer loans at September 30, 2003.

Investment securities, including interest bearing deposits in other financial institutions, have increased $330 million from September 30, 2002 and $259 million from December 31, 2003. The cash received from the reduction in real estate loans has been redeployed in mortgage related investment securities. These securities have characteristics that result in less interest rate risk in an increasing interest rate environment than retaining 30 year loans. Additional investments were made to utilize funding liquidity that exceeded quality loan growth opportunities and expected principal reductions on mortgage related investments.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the nine months ended September 30, 2003 and 2002 were $455 million and $237 million, respectively, and for the three months ended September 30, 2003 and 2002 were $163 million and $82 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on September 30, 2003 was approximately $193 million.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Liabilities ($ in thousands)	2003	2002	2002	2002	2002

Non-interest bearing deposits	$392,746	295,016	292,653	97,730	100,093
Interest bearing deposits	1,225,653	1,164,907	1,206,000	60,746	19,653
Advances from Federal Home Loan Bank	714,837	483,660	402,367	231,177	312,470
Securities sold under agreements to repurchase and other borrowed funds	58,787	61,293	50,371	(2,506)	8,416
Other liabilities	27,946	29,219	31,231	(1,273)	(3,285)
Trust preferred securities	35,000	35,000	35,000	—	—

Total liabilities	$2,454,969	2,069,095	2,017,622	385,874	437,347

Total deposits have increased $120 million from the September 30, 2002 balances of which $59 million came with the acquisition. There was a large increase of $100 million, or 34 percent, in non-interest bearing deposits. This growth in low cost stable funding gives us increased flexibility in managing our asset mix. During the quarter non-interest bearing deposits increased $56 million, or 16 percent, as the High Performance Checking program (HPC) gained momentum. Based on the experience of the three banks previously using HPC, we expect over time to replicate their results, increasing our base of customers, providing additional low cost deposit balances and enhancing fee income. Interest-bearing deposits are up $20 million, or 2 percent, the result of the acquisition of deposits from Pend Oreille Bank of $49 million. Federal Home Loan Bank advances, other borrowed funds, and repurchase agreements, have also increased $321 million from a year ago as we continue to take advantage of the flexibility of these funding sources in this current period of low interest rates.

Liquidity and Capital Resources
The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of September 30, 2003, the Company had $965 million of available FHLB line of which $715 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2003, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

				$ change from	$ change from
Stockholders' equity	September 30,	December 31,	September 30,	December 31,	September 30,
($ in thousands except per share data)	2003	2002	2002	2002	2002

Common equity	$224,149	202,138	194,541	22,011	29,608
Net unrealized gain on securities	3,956	10,111	11,651	(6,155)	(7,695)

Total stockholders’ equity	$228,105	212,249	206,192	15,856	21,913

Stockholders’ equity to total assets	8.50%	9.30%	9.27%
Tangible equity to total assets	7.02%	7.68%	7.59%
Book value per common share	$11.80	11.16	10.88	0.64	0.92
Tangible book value per common share	$9.57	9.05	8.75	0.52	0.82
Market price per share at end of quarter	$27.43	21.42	20.71	6.01	6.72

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Net unrealized gains on securities declined $8 million from a year ago the result of increasing intermediate term interest rates and gains realized on sale of securities.

	September 30,	June 30,	December 31,	September 30,

Credit quality information ($ in thousands)	2003	2003	2002	2002

Allowance for loan losses	$23,920	22,354	20,944	21,342
Non-performing assets	$10,489	10,675	11,582	10,960
Allowance as a percentage of non performing assets	228%	209%	181%	195%
Non-performing assets as a percentage of total assets	0.39%	0.42%	0.51%	0.49%
Allowance as a percentage of total loans	1.63%	1.59%	1.58%	1.58%
Net charge-offs as a percentage of loans	0.075%	0.034%	0.261%	0.114%

Allowance for Loan Loss and Non-Performing Assets
Non-performing assets as a percentage of total assets at September 30, 2003 were at .39 percent, a decrease from .49 percent at September 30, 2002 and from the December 31, 2002 .51 percent. This compares to the Peer Group average of .63 percent at June 30, 2003, the most recent information available. The allowance for loan losses was 228 percent of non-performing assets at September 30, 2003, compared to 195 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has continued to increase the balance in the allowance for loan losses. The allowance has increased $2.578 million, or 12 percent, from a year ago to $23.920 million, which is 1.63 percent of total loans outstanding, up from 1.58 percent a year ago. The third quarter provision expense for loan losses was $1.221 million, a decrease of $444 thousand from the same quarter in 2002.

Critical Accounting Policies
Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The

Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan loss is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation and liquidity.

Results of Operations – The three months ended September 30, 2003 compared to the three months ended
September 30, 2002.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003.

Revenue summary
($ in thousands)	Three months ended September 30,

	2003	2002	$ change	% change

Net interest income	$23,664	22,132	1,532	6.9%
Fees and other revenue:
Service charges, loan fees, and other fees	5,172	4,699	473	10.1%
Gain on sale of loans	3,258	1,283	1,975	153.9%
Gain on sale of investments	5	—	5	100.0%
Other income	478	475	3	0.6%

Total non-interest income	8,913	6,457	2,456	38.0%

Total revenue	$32,577	28,589	3,988	13.9%

Tax equivilent net interest margin	4.12%	4.58%

Net Interest Income
Net interest income for the quarter increased $1.532 million, or 7 percent, over the same period in 2002. Total interest income is $726 thousand, or 2 percent lower than the same quarter in 2002, while total interest expense is $2.258 million or 19 percent lower. The increase in non-interest bearing deposits reduced the need to borrow additional funds. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.58 percent for the 2002 quarter, 4.35 for the first quarter of 2003, 4.17 percent for the second quarter of 2003, to 4.12 percent in the current quarter. The decrease in our net interest margin slowed in the third quarter. Premium amortization on mortgage related investments was $3.976 million during the quarter, an increase of $3.059 million over last year’s quarter. Financial markets expect prepayments will slow, which would result in less amortization expense allowing our net interest margin to stabilize. We continue to deploy a strategy of investing in short term securities that carry lower current yields. We believe it is inappropriate in this rate environment to extend maturities in order to achieve higher yields. This strategy in the near term will put pressure on our net interest margin, however from a longer term perspective we are more comfortable with this approach.

Non-interest Income
Fee income increased 10 percent over the same period last year, driven primarily by an increased number of loan and deposit accounts. Gain on sale of loans increased $1.975 million reflecting the low level of mortgage interest rates and resulting increased home purchase and loan refinancing activity. The income from mortgage origination activity serves as a counter-balance to net interest income reductions from low interest rates. Other income was substantially the same as the prior year’s quarter.

Non-interest expense summary
($ in thousands)	Three months ended September 30,

	2003	2002	$ change	% change

Compensation and employee benefits	$9,448	7,541	1,907	25.3%
Occupancy and equipment expense	2,536	2,340	196	8.4%
Outsourced data processing expense	393	547	(154)	-28.2%
Core deposit intangible amortization	308	359	(51)	-14.2%
Other expenses	4,362	3,210	1,152	35.9%

Total non-interest expense	$17,047	13,997	3,050	21.8%

Non-interest Expense
Non-interest expense increased by $3.050 million, or 22 percent, from the same quarter of 2002 including expenses from the acquisition of the three Pend Oreille branches, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, one of the fastest growing cities in Montana. Compensation and benefit expense increased $1.907 million, or 25 percent from the third quarter of 2002, with commissions for loan originators, additional support staff for increased volumes, the new bank branches, and a higher accrual rate for employee profit sharing contributions, accounting for the majority of the increase. Occupancy and equipment expense increased $196 thousand, or 8 percent, the result of adding additional facilities. Outsourced data processing expense decreased by $154 thousand, or 28 percent, resulting from bringing the core processing for each subsidiary bank onto our in-house data system. Other expenses increased $1.152 million, or 36 percent, however, the 2002 quarter benefited from the reversal of a $323 thousand merger related expense accrual so the increase from operations was $829 thousand, or 26 percent. The increase was primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, and costs associated with new branch offices and the Pend Oreille acquisition. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the 2003 quarter which is up from 49 percent for the 2002 quarter but lower than the 53 percent, excluding net security gains, in the second quarter of 2003.

Results of Operations – The nine months ended September 30, 2003 compared to the nine months ended
September 30, 2002.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003.

Revenue summary
($ in thousands)	Nine months ended September 30,

	2003	2002	$ change	% change

Net interest income	$67,465	64,099	3,366	5.3%
Fees and other revenue:
Service charges, loan fees, and other fees	14,769	13,169	1,600	12.1%
Gain on sale of loans	8,740	3,716	5,024	135.2%
Gain on sale of investments, net of impairment charge	1,253	2	1,251	62550.0%
Other income	1,477	1,753	(276)	-15.7%

Total non-interest income	26,239	18,640	7,599	40.8%

Total revenue	$93,704	82,739	10,965	13.3%

Tax equivilent net interest margin	4.21%	4.52%

Net Interest Income
Net interest income increased $3.366 million, or 5 percent, over the same period in 2002. Total interest income is $3.636 million, or 4 percent lower than in 2002, while total interest expense is $7.002 million or 19 percent lower. Lower interest rates were the main reason for the reduction in interest income and interest expense. Investment income is also lower because of prepayments on our mortgage related investments which increased the year-to-date premium amortization by $7.3 million over the prior year. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.52 percent in 2002 to 4.21 percent in 2003. The additional investments add to net interest income but at a lower yield. The interest spread on the increased investments is lower than the historic spread which reduces the net interest margin.

Non-interest Income
Fee income increased $1.600 million, or 12 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts. Gain on sale of loans increased $5.024 million reflecting the low level of mortgage interest rates and resulting increased home purchase and loan refinancing activity. Other income was lower in the current year by $276 thousand primarily the result of reduced loan servicing income.

Gain on sale of investments, net of an impairment charge of $2.249 million for impairment of value of collateralized mortgage obligations, increased $1.251 million from the prior year. Market conditions provided an opportunity to realize income currently that would have taken several years to earn if the investments were held.

Non-interest expense summary
($ in thousands)	Nine months ended September 30,

	2003	2002	$ change	% change

Compensation and employee benefits	$26,477	22,856	3,621	15.8%
Occupancy and equipment expense	7,266	6,965	301	4.3%
Outsourced data processing expense	1,221	1,508	(287)	-19.0%
Core deposit intangible amortization	937	1,080	(143)	-13.2%
Other expenses	12,354	10,294	2,060	20.0%

Total non-interest expense	$48,255	42,703	5,552	13.0%

Non-interest Expense
Non-interest expense increased by $5.552 million, or 13 percent, from 2002. Compensation and benefit expense increased $3.621 million, or 16 percent from 2002, with commissions for loan originators, other incentives, additional support staff for increased volumes, acquisition of the three Pend Oreille branches, three additional start-

up branches in operation in Boise and Bozeman, and increased accrual of employee profit sharing expense accounting for the majority of the increase. Occupancy and equipment expense increased $301 thousand, or 4 percent, the result of adding additional facilities. Outsourced data processing expense decreased by $287 thousand, or 19 percent, resulting from bringing the core processing for each subsidiary bank onto our in-house data system. Other expenses increased $2.060 million, or 20 percent, however, 2002 included a $323 thousand merger related expense reversal. The increase in other expenses from operations was $1.737 million, or 17 percent. Charges for data conversion of Mountain West Bank to the in-house data system, start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, and volume related increases were the primary reasons for the increased expense. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent for 2003 which is down from the 52 percent for 2002.

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

Interest Rate Risk:
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on NII. The following reflects the Company’s NII sensitivity analysis as of June 30, 2003, the most recent information available, as compared to the 10% Board approved policy limit (dollars in thousands). There have been no significant changes in operations or the market that would materially affect the estimated sensitivity. The table illustrates the estimated change in net interest income over a twelve month period based on the nine months activity ended September 30, 2003.

Interest Rate Sensitivity
	+200 bp	-100 bp

Estimated sensitivity	-1.69%	-0.22%
Estimated decrease in net interest income	$(1,524)	(198)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

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

     (b) Current Report on Form 8-K

On July 15th, 2003, a Form 8-K was filed announcing the completion of the acquisition of Pend Oreille Bancorp

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 12, 2003	/s/ Michael J. Blodnick Michael J. Blodnick President/CEO

November 12, 2003	/s/ James H. Strosahl James H. Strosahl Executive Vice President/CFO