Form 10-K
period 2003-12-31
GLACIER BANCORP INC
filed 2004-03-15
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE 000-18911

GLACIER BANCORP, INC.

DELAWARE	81-0519541
(State of Incorporation)	(IRS Employer Identification Number)

49 Commons Loop, Kalispell, MT 59901
(Address of Principal Office)

Registrant’s telephone number, including area code: (406) 756-4200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2003 (the last business day of the most recent second quarter), was $439,998,423 (based on the average bid and ask price as quoted on the NASDAQ National Market at the close of business on that date).

As of March 2, 2004, there were issued and outstanding 19,537,242 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.

Document Incorporated by Reference

Portions of the 2004 Annual Meeting Proxy Statement dated March 29, 2004 are incorporated by reference into Part III of this Form 10-K.

GLACIER BANCORP, INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 2003

PART I.

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the “Company”), is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is a regional multi-bank holding company providing commercial banking services from 54 banking offices throughout Montana, Idaho and Utah. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

Subsidiaries

The Company is the parent holding company of its eight wholly owned subsidiaries, Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Mountain West Bank in Idaho (“Mountain West”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), and Glacier Capital Trust I (“Glacier Trust”).

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

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

Recent Acquisitions

The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing and contiguous markets. On July 15, 2003 Pend Oreille Bancorp was acquired and its branches became additional branches of Mountain West. On February 28, 2001, the Company acquired Western, through the purchase of WesterFed Financial Corporation, its parent company. On March 15, 2001, the Company acquired seven Wells Fargo & Company and First Security Corporation branches located in Idaho and Utah. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations had been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

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

Bank Locations

Glacier Bancorp, Inc.’s office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. Glacier’s address is 202 Main Street, Kalispell, MT 59901 (406) 756-4200, First Security’s address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115, Western’s address is 2929 3rd Avenue North, Billings, MT 59101 (406) 252-3700, Mountain West’s address is 125 Ironwood Drive, Coeur d’Alene, Idaho 83816 (208) 765-0284, Big Sky’s address is 47995 Gallatin Road, Big Sky, MT, 59716 (406) 995-2321, Valley’s address is 3030 North Montana Avenue, Helena, MT 59601 (406) 495-2400, and Whitefish’s address is 319 East 2nd Street, Whitefish, MT 59937 (406) 863-6300. See “Item 2. Properties.”

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2003:

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company has seven wholly owned banking subsidiaries, Glacier Bank, First Security, Western, Mountain West, Big Sky, Valley, and Whitefish. For information regarding the holding company, as separate from the subsidiaries, see “Item 7 — Management’s Discussion & Analysis” and footnote 16 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data”.

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

Business Segment Results

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company’s operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as “Other” includes the Parent company, nonbank unit, and eliminations of transactions between segments. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for the change in activity for certain segments.

		Glacier			First Security			Western
(Dollars in thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Condensed Income Statements
Net interest income	22,565	22,787	19,032	22,246	20,596	14,239	13,670	13,699	17,094
Noninterest income	8,184	7,554	7,216	4,392	3,880	3,070	4,043	2,782	4,517

Total revenues	30,749	30,341	26,248	26,638	24,476	17,309	17,713	16,481	21,611
Provision for loan losses	(375)	(1,080)	(962)	(1,250)	(1,800)	(975)	—	(325)	(1,350)
Core deposit intangible expense	(304)	(332)	(254)	(270)	(325)	(136)	(348)	(419)	(650)
Goodwill and merger expense	—	—	(393)	—	—	(143)	—	—	(590)
Other noninterest expense	(14,283)	(12,913)	(12,120)	(9,766)	(9,192)	(6,813)	(8,661)	(7,832)	(10,795)
Minority interest	—	—	—	—	—	—	—	—	—

Pretax earnings	15,787	16,016	12,519	15,352	13,159	9,242	8,704	7,905	8,226
Income tax (expense) benefit	(5,437)	(5,763)	(4,505)	(5,288)	(4,761)	(3,556)	(2,604)	(2,432)	(3,026)

Net income	10,350	10,253	8,014	10,064	8,398	5,686	6,100	5,473	5,200

Average Balance Sheet Data
Total assets	534,774	477,195	493,342	528,791	455,039	310,253	427,786	397,277	529,514
Total loans	336,978	320,774	309,738	305,209	324,638	260,787	199,607	216,238	331,079
Total deposits	340,788	331,661	315,252	349,118	350,945	241,897	220,978	224,486	326,583
Stockholders’ equity	56,866	51,014	45,509	47,822	41,457	27,326	47,782	45,065	45,035
End of Year Balance Sheet Data
Total assets	595,778	490,999	474,421	578,803	487,699	427,976	446,405	405,282	406,359
Net loans	330,012	319,906	316,626	295,195	300,481	341,214	196,732	188,793	229,007
Total deposits	358,600	327,018	340,186	340,650	352,805	345,423	219,950	226,482	237,477
Performance Ratios
Return on average assets	1.94%	2.15%	1.62%	1.90%	1.85%	1.83%	1.43%	1.38%	0.98%
Return on average equity	18.20%	20.10%	17.61%	21.04%	20.26%	20.81%	12.77%	12.14%	11.55%
Efficiency ratio	47.44%	43.65%	48.64%	37.68%	38.88%	40.97%	50.86%	50.06%	55.69%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	13.75%	13.54%	12.04%	12.04%	11.06%	9.80%	15.04%	15.33%	13.04%
Tier II risk-based capital ratio	14.90%	14.79%	13.17%	13.29%	12.31%	10.95%	16.30%	16.61%	14.30%
Leverage capital ratio	8.97%	9.48%	8.32%	7.80%	7.82%	7.56%	9.23%	9.83%	8.62%
Full time equivalent employees	176	170	164	119	120	121	105	105	97
Locations	11	11	11	9	9	9	7	8	8

		Mountain West			Big Sky			Valley
(Dollars in thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Condensed Income Statements
Net interest income	17,061	13,629	10,141	7,264	6,860	4,678	7,845	7,522	5,998
Noninterest income	10,206	6,392	3,855	1,729	1,591	1,294	3,730	2,641	1,990

Total revenues	27,267	20,021	13,996	8,993	8,451	5,972	11,575	10,163	7,988
Provision for loan losses	(1,124)	(695)	(276)	(250)	(330)	(333)	(630)	(1,335)	(365)
Core deposit intangible expense	(205)	(224)	(208)	(41)	(49)	(21)	(75)	(90)	(56)
Goodwill and merger expense	(56)	—	(1,492)	—	—	(60)	—	—	(134)
Other noninterest expense	(17,902)	(13,439)	(10,854)	(4,141)	(3,618)	(2,983)	(5,471)	(5,371)	(4,356)
Minority interest	—	—	—	—	—	—	—	—	—

Pretax earnings	7,980	5,663	1,166	4,561	4,454	2,575	5,399	3,367	3,077
Income tax (expense) benefit	(2,216)	(1,633)	(150)	(1,730)	(1,705)	(995)	(1,754)	(1,053)	(1,114)

Net income	5,764	4,030	1,016	2,831	2,749	1,580	3,645	2,314	1,963

Average Balance Sheet Data
Total assets	464,464	366,254	281,318	190,745	170,000	117,542	201,702	173,785	129,514
Total loans	264,418	186,233	138,991	121,080	111,911	85,642	96,045	96,471	91,090
Total deposits	318,196	260,420	228,761	106,743	92,894	68,998	131,687	127,243	108,503
Stockholders’ equity	53,071	42,045	30,537	17,387	15,021	9,121	17,837	15,047	10,772
End of Year Balance Sheet Data
Total assets	547,035	396,777	342,841	209,342	179,543	168,865	219,105	190,536	165,372
Net loans	313,021	214,453	162,701	125,664	111,378	110,363	97,292	97,937	103,062
Total deposits	372,936	275,809	254,133	115,496	95,897	97,488	134,405	126,418	124,072
Performance Ratios
Return on average assets	1.24%	1.10%	0.36%	1.48%	1.62%	1.34%	1.81%	1.33%	1.52%
Return on average equity	10.86%	9.58%	13.28%	16.28%	18.30%	17.32%	20.44%	15.38%	18.22%
Efficiency ratio	66.61%	68.24%	89.70%	46.50%	43.39%	51.31%	47.91%	53.73%	56.91%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	10.48%	9.85%	10.03%	10.36%	10.77%	9.53%	13.25%	11.43%	10.02%
Tier II risk-based capital ratio	11.68%	10.85%	11.06%	11.61%	12.03%	10.79%	14.49%	12.45%	11.05%
Leverage capital ratio	7.34%	6.71%	6.33%	7.82%	8.04%	7.10%	7.35%	7.54%	7.22%
Full time equivalent employees	204	152	153	54	43	42	62	61	67
Locations	15	11	12	4	3	3	6	6	6

		Whitefish			Other			Consolidated
(Dollars in thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Condensed Income Statements
Net interest income	5,194	4,901	4,290	(3,493)	(3,527)	(3,098)	92,352	86,467	72,374
Noninterest income	1,273	1,096	1,157	5	(19)	152	33,562	25,917	23,251

Total revenues	6,467	5,997	5,447	(3,488)	(3,546)	(2,946)	125,914	112,384	95,625
Provision for loan losses	(180)	(180)	(264)	—	—	—	(3,809)	(5,745)	(4,525)
Core deposit intangible expense	—	—	—	—	—	—	(1,243)	(1,439)	(1,325)
Goodwill and merger expense	—	—	(5)	—	—	(857)	(56)	—	(3,674)
Other noninterest expense	(3,071)	(2,634)	(2,572)	(1,350)	(1,375)	(1,858)	(64,645)	(56,374)	(52,351)
Minority interest	—	—	—	—	—	(35)	—	—	(35)

Pretax earnings	3,216	3,183	2,606	(4,838)	(4,921)	(5,696)	56,161	48,826	33,715
Income tax (expense) benefit	(1,054)	(1,040)	(819)	1,930	1,963	2,139	(18,153)	(16,424)	(12,026)

Net income	2,162	2,143	1,787	(2,908)	(2,958)	(3,557)	38,008	32,402	21,689

Average Balance Sheet Data
Total assets	139,516	121,757	103,264	(4,094)	(7,242)	(18,495)	2,483,684	2,154,065	1,946,252
Total loans	72,206	63,676	61,617	(356)	(364)	(306)	1,395,187	1,319,577	1,278,638
Total deposits	70,857	64,107	62,188	(11,056)	(9,868)	(10,190)	1,527,311	1,441,888	1,341,992
Stockholders’ equity	11,652	10,080	8,879	(26,407)	(24,152)	(16,447)	226,010	195,577	160,732
End of Year Balance Sheet Data
Total assets	149,531	129,255	121,409	(6,366)	1,253	(21,496)	2,739,633	2,281,344	2,085,747
Net loans	72,800	68,066	59,721	(351)	(361)	(367)	1,430,365	1,300,653	1,322,327
Total deposits	68,124	67,810	64,885	(12,536)	(12,316)	(17,600)	1,597,625	1,459,923	1,446,064
Performance Ratios
Return on average assets	1.55%	1.76%	1.73%				1.53%	1.50%	1.11%
Return on average equity	18.55%	21.26%	20.13%				16.82%	16.57%	13.49%
Efficiency ratio	47.49%	43.92%	47.31%				52.37%	51.44%	59.97%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio	12.32%	11.64%	11.65%				12.98%	12.99%	11.81%
Tier II risk-based capital ratio	13.57%	12.88%	12.90%				14.23%	14.24%	13.07%
Leverage capital ratio	7.60%	8.09%	7.06%				8.45%	8.95%	8.21%
Full time equivalent employees	33	30	28	54	56	56	807	737	728
Locations	2	2	2				54	50	51

Internet Access

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.glacierbancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the Securities and Exchange Commission.

Market Area

The Company’s primary market area includes the four northwest Montana counties of Flathead, Lake, Lincoln and Glacier; the west central Montana counties of Missoula, Silver Bow, Lewis & Clark, Gallatin, and Yellowstone; in Idaho, the Company’s primary market area includes Kootenai and Blaine counties. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and a branch office in Kalispell, with branches in Columbia Falls, Evergreen, Bigfork, and Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Anaconda (the county seat of Deer Lodge County), and Butte (the county seat of Silver Bow County). First Security’s main office and seven of the branch locations are in Missoula (the county seat of Missoula County) and its ninth branch is in Hamilton (the county seat of Ravailli County). Western Security’s main office and five of its branches are located in Billings (the county seat of Yellowstone County) and two branches are located in Laurel and Lewistown (the county seat of Fergus County). Mountain West has eleven offices in Idaho, Coeur d’Alene, Post Falls, Hayden Lake, Nampa, Hailey, Ketchum, two offices in Sandpoint and three offices in Boise, two offices in Utah, Brigham City and Park City, and one office in Newport, Washington. Big Sky’s main office is in Bozeman (the county seat of Gallatin County), with two branches in Bozeman and a branch in Big Sky. Valley’s main office and five branch locations are in Helena (the state capital and the county seat of Lewis & Clark County). Whitefish’s main office is located in Whitefish with its one branch in Eureka.

Northwest Montana has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, medical services, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead

Lake, the largest natural freshwater lake west of the Mississippi. Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service. Helena, the county seat of Lewis and Clark County and the state capital, is highly dependent on state and federal government, but also has tourism, trade, transportation, and education contributing to its economy. Bozeman, the home of Montana State University, is the gateway to Yellowstone National Park and the Big Sky ski resort, both of which are very active tourist areas. Bozeman also has a high-tech center and is located on Interstate 90, and has good air service. Billings, the largest city in Montana, is located on Interstate 90 and is the western termination point of Interstate 94, and has very good air service. Agriculture, medical services, transportation, oil related industries and education are the primary economical activities. Coeur d’Alene, located in northern Idaho, is one of the fastest growing areas in the United States. Boise, the state capital, is also growing rapidly, with much of the growth related to high-tech manufacturing.

Competition

Glacier and Whitefish comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 26% of the total deposits in this area. Glacier’s three Butte, Montana offices have approximately 21% of the deposits in Silver Bow County and Glacier’s Anaconda office has 22% of the deposits in Deer Lodge County. First Security has approximately 28% of the total deposits in Missoula County. Western has approximately 12% of the deposits in Yellowstone and Fergus counties combined. Big Sky has approximately 10% of Gallatin County’s deposits and Valley has approximately 19% of Lewis and Clark County’s total deposits. In Idaho, Mountain West has approximately 12% of the deposits in Kootenai and Blaine counties, 7% in Bonner County, and 2% in Ada and Canyon counties. In Utah, Mountain West has 5% of the deposits in the Box Elder and Summit counties combined. In Washington, Mountain West has 44% of the deposits in Pend Oreille County.

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

AVERAGE BALANCE SHEET
 (Dollars in Thousands)

	For the year ended 12-31-03			For the year ended 12-31-02			For the year ended 12-31-01
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
ASSETS
Real Estate Loans	$336,494	23,883	7.10%	$380,993	29,290	7.69%	$428,999	34,012	7.93%
Commercial Loans	770,352	50,203	6.52%	649,665	47,013	7.24%	556,907	48,292	8.67%
Consumer and Other Loans	288,341	20,013	6.94%	288,919	22,559	7.81%	292,732	25,528	8.72%

Total Loans	1,395,187	94,099	6.74%	1,319,577	98,862	7.49%	1,278,638	107,832	8.43%
Tax-Exempt Investment Securities (1)	226,971	11,410	5.03%	156,315	8,074	5.17%	81,416	4,624	5.68%
Taxable Investment Securities	688,239	25,321	3.68%	509,137	27,053	5.31%	420,511	25,464	6.06%

Total Earning Assets	2,310,397	130,830	5.66%	1,985,029	133,989	6.75%	1,780,565	137,920	7.75%

Non-Earning Assets	173,287			169,036			165,687

TOTAL ASSETS	$2,483,684			$2,154,065			$1,946,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$227,154	484	0.21%	$206,410	723	0.35%	$183,399	1,758	0.96%
Savings Accounts	139,958	500	0.36%	127,245	857	0.67%	102,736	1,855	1.81%
Money Market Accounts	375,402	3,840	1.02%	355,211	6,771	1.91%	287,150	9,575	3.33%
Certificates of Deposit	456,790	12,397	2.71%	495,951	17,917	3.61%	552,469	29,504	5.34%
FHLB Advances	601,679	16,860	2.80%	409,168	16,959	4.15%	349,023	18,280	5.24%
Repurchase Agreements and Other Borrowed Funds	101,075	4,397	4.35%	76,087	4,295	5.64%	66,658	4,574	6.86%

Total Interest Bearing Liabilities	1,902,058	38,478	2.02%	1,670,072	47,522	2.85%	1,541,435	65,546	4.25%

Non-interest Bearing Deposits	328,007			257,072			216,238
Other Liabilities	27,609			31,344			27,847

Total Liabilities	2,257,674			1,958,488			1,785,520

Common Stock	186			171			157
Paid-In Capital	203,543			170,291			152,420
Retained Earnings	14,217			19,195			5,929
Accumulated Other Comprehensive Earnings	8,064			5,920			2,226

Total Stockholders’ Equity	226,010			195,577			160,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,483,684			$2,154,065			$1,946,252

Net Interest Income		$92,352			$86,467			$72,374

Net Interest Spread			3.64%			3.90%			3.49%
Net Interest Margin on average earning assets(1)			4.00%			4.36%			4.06%
Return on Average Assets (2)			1.53%			1.50%			1.11%
Return on Average Equity (3)			16.82%			16.57%			13.49%

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

	Years Ended December 31,			Years Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Real Estate Loans	$(3,421)	$(1,986)	$(5,407)	$(3,806)	$(916)	$(4,722)
Commercial Loans	8,733	(5,543)	3,190	8,044	(9,323)	(1,279)
Consumer and Other Loans	(45)	(2,501)	(2,546)	(332)	(2,637)	(2,969)
Investment Securities	13,185	(11,581)	1,604	9,803	(4,764)	5,039

Total Interest Income	18,452	(21,611)	(3,159)	13,709	(17,640)	(3,931)

Interest Expense
NOW Accounts	73	(312)	(239)	221	(1,255)	(1,034)
Savings Accounts	86	(443)	(357)	443	(1,441)	(998)
Money Market Accounts	385	(3,316)	(2,931)	2,270	(5,074)	(2,804)
Certificates of Deposit	(1,415)	(4,105)	(5,520)	(3,018)	(8,570)	(11,588)
FHLB Advances	7,979	(8,078)	(99)	3,150	(4,471)	(1,321)
Other Borrowings and Repurchase Agreements	1,411	(1,309)	102	647	(926)	(279)

Total Interest Expense	8,519	(17,563)	(9,044)	3,713	(21,737)	(18,024)

Net Interest Income	$9,933	$(4,048)	$5,885	$9,996	$4,097	$14,093

Net interest income increased $5.885 million in 2003 over 2002. The increase was primarily due to increases in volumes and the decrease in rates on deposits. For additional information see “Item 7 — Management’s Discussion and Analysis”.

INVESTMENT ACTIVITIES

It has generally been the Company’s policy to maintain a liquidity portfolio only slightly above policy limits because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

The Company’s investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders’ equity.

The Company uses an effective tax rate of 35% in calculating the tax equivalent yield. Approximately $279 million of the investment portfolio is comprised of tax exempt investments which is an increase of $77 million from the prior year. The increase in tax exempt investments is the result of higher after tax yields on tax exempt investment securities versus taxable investment securities and the availability to fund the investments.

For information about the Company’s equity investment in the stock of the FHLB of Seattle, see “Sources of Funds — Advances and Other Borrowings”.

For additional information, see “Item 7 — Management’s Discussion & Analysis” and footnote 3 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data”.

LENDING ACTIVITY

General

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. “Item 7 — Management’s Discussion & Analysis” and footnote 4 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” contain more information about the lending portfolio.

Loan Portfolio Composition

 The following table summarizes the Company’s loan portfolio:

	At		At		At		At		At
(Dollars in thousands)	12/31/03		12/31/02		12/31/01		12/31/00		12/31/99
TYPE OF LOAN	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential first mortgage loans	$301,511	21.08%	$310,205	23.85%	$395,417	29.90%	$224,631	30.62%	$219,482	33.65%
Loans held for sale	$16,973	1.19%	$51,987	4.00%	$27,403	2.07%	$7,058	0.96%	$5,896	0.90%

Total	$318,484	22.27%	$362,192	27.85%	$422,820	31.98%	$231,689	31.58%	$225,378	34.55%

Commercial Loans:
Real estate	$483,684	33.82%	$397,803	30.58%	$379,346	28.69%	$198,414	27.05%	$154,155	23.64%
Other commercial loans	$359,030	25.10%	$276,675	21.27%	$241,811	18.29%	$142,519	19.43%	$125,462	19.24%

Total	$842,714	58.92%	$674,478	51.85%	$621,157	46.97%	$340,933	46.48%	$279,617	42.88%

Installment and Other Loans:
Consumer loans	$95,739	6.69%	$112,893	8.68%	$142,875	10.80%	$86,336	11.77%	$87,967	13.49%
Home equity loans	$199,693	13.96%	$174,033	13.38%	$156,140	11.81%	$83,539	11.39%	$66,566	10.21%

Total	$295,432	20.65%	$286,926	22.06%	$299,015	22.61%	$169,875	23.16%	$154,533	23.70%

Net deferred loan fees, premiums and discounts	($2,275)	-0.16%	($1,999)	-0.15%	($2,011)	-0.15%	($1,137)	-0.16%	($598)	-0.10%
Allowance for Losses	($23,990)	-1.68%	($20,944)	-1.61%	($18,654)	-1.41%	($7,799)	-1.06%	($6,722)	-1.03%

NET LOANS	$1,430,365	100.00%	$1,300,653	100.00%	$1,322327	100.00%	$733,561	100.00%	$652,208	100.00%

Loan Portfolio Maturities or Repricing Term

 The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2003 was as follows:

(Dollars in thousands)	Real Estate	Commercial	Consumer	Totals
Variable Rate Maturing or Repricing in:
One year or less	$95,518	311,785	117,965	525,268
One to five years	54,621	253,645	2,836	311,102
Thereafter	1,122	8,820	—	9,942
Fixed Rate Maturing or Repricing in:
One year or less	87,734	152,086	71,265	311,085
One to five years	55,020	81,901	70,274	207,195
Thereafter	24,469	34,477	33,092	92,038

Totals	$318,484	842,714	295,432	1,456,630

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

Consumer Lending

The majority of all consumer loans are secured by real estate, automobiles, or other assets. The Banks intend to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

Commercial Loans

The Banks make commercial loans of various types including commercial real estate, operating loans, equipment loans and a relatively small amount of unsecured loans. The Company’s credit risk management includes stringent credit policies, regular credit examinations, management review of loans experiencing deterioration of credit quality, individual loan approval limits, and committee approval of larger loan requests. The Company has focused on increasing the mix of loans to include more commercial loans. Commercial lenders at each of the banks are actively seeking new and expanded lending relationships within their markets.

Loan Approval Limits

Individual loan approval limits have been established for each lender based on the loan type and experience of the individual. Each subsidiary bank has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee has approval authority up to $500,000 ($1,000,000 for Western Security Bank and Mountain West Bank). Loans between $500,000 and $2,000,000 ($3,500,000 for Glacier Bank of Kalispell and First Security Bank of Missoula) go to the individual Bank’s Board of Directors for approval. Loans over these limits up to $5,000,000 are approved by the Executive Loan Committee of the Company’s Board of Directors. The membership of the Executive Loan Committee consists of the bank’s senior loan officers and the Company’s Credit Administrator. Loans greater than $5,000,000 are approved by the Company’s Board of Directors. Under banking laws loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

Loan Purchases and Sales

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole, or in part, to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks’ risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2003, loans serviced for others aggregated approximately $190 million.

Loan Origination and Other Fees

In addition to interest earned on loans, the Banks receive loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower for originating the loan, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0% to 1.5% on residential mortgages and .5% to 1.5% on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service fees.

Non-Performing Loans and Asset Classification

Loans are reviewed on a regular basis and are placed on a non-accrual status when the collection of principal or interest is unlikely. The Banks typically place loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full. Once a loan has been classified as non-accrual previously accrued unpaid interest is reversed. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate repayment of the loan.

The following table sets forth information regarding the Banks’ non-performing assets at the dates indicated:

NONPERFORMING ASSETS

	At	At	At	At	At
(Dollars in thousands)	12/31/03	12/31/02	12/31/01	12/31/00	12/31/1999
Non-accrual loans:
Mortgage loans	$1,129	$2,476	$4,044	$687	$613
Commercial loans	8,246	5,157	4,568	442	776
Consumer loans	687	409	620	25	74

Total	10,062	8,042	9,232	1,154	1,463

Accruing Loans 90 days or more overdue:
Mortgage loans	379	846	818	576	62
Commercial loans	1,798	968	376	91	99
Consumer loans	242	184	243	83	104

Total	2,419	1,998	1,437	750	265

Real estate and other assets owned, net	587	1,542	593	291	550
Total non-performing loans and real estate and other assets owned, net	13,068	11,582	$11,262	$2,195	$2,278

As a percentage of total assets	0.48%	0.51%	0.53%	0.21%	0.23%

Interest Income (1)	$665	$596	$658	$101	$132

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of total assets at December 31, 2003 were         .48 percent versus .51 percent at the same time as last year, which compares to the Peer Group average of .65 percent at September 30, 2003, the most recent information available. The reserve for loan losses was 184 percent of non-performing assets at December 31, 2003, up from 181 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $3,046,000, or 15 percent, to $23,990,000, which is 1.65 percent of total loans outstanding, up from 1.58 percent of loans at December 31, 2002.

Allowance for Loan Losses

The Allowance for Loan and Lease Losses (ALLL) is maintained at a level that allows for the absorption of loan losses inherent within the bank’s loan portfolios. The Company is committed to the early recognition of problem loans and to a strong conservative allowance.

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise. Accordingly, the ALLL is maintained within a range based upon a best estimate. The adequacy of the ALLL is based on management’s current judgment about the credit quality of the loan portfolio and considers all known relevant internal and external factors that affect loan losses. An evaluation of the adequacy of the ALLL is conducted at a minimum on a quarterly basis and is documented and approved by the subsidiary Banks’ Boards of Directors.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of account. This continuous process, utilizing the bank’s credit risk rating process, is necessary to support management’s evaluation of adequacy of the ALLL. An independent loan review function verifying loan risk ratings validates the loan officer and management’s evaluation about the credit quality of the loan portfolio. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The ALLL methodology is designed to reasonably estimate the probable loan and lease loss within the Bank’s loan portfolios. The methodology is based upon a process of estimating general, specific, and other allowance allocations.

•	General allocations are estimated by applying loan loss rates to groups of loans as defined by Financial Accounting Standards Board (FASB) Statement No. 5 Accounting for Contingencies.

•	Specific allocations are estimated for loans that are impaired or have been selected for individual review as defined by FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.

•	Allocations that include other factors that warrant an increase or decrease in the ALLL balance.

At a minimum, the process includes the following elements:

•	Is well documented with clear explanations of the supporting analyses

•	Includes an analysis of the loan portfolio whether on an individual or group basis

•	Considers all known relevant internal and external factors that may affect loan losses

•	Applies procedures consistently but, when appropriate, is modified for new factors

•	Ensures the ALLL balance is recorded in accordance with GAAP

The Banks’ charge-off policy is generally consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording REO is charged to the allowance for loan losses. Any subsequent write-downs are a charge to current expenses.

Loan Loss Experience

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Balance at beginning of period	$20,944	18,654	7,799	6,722	5,668
Charge offs:
Residential real estate	(416)	(887)	(677)	(98)	(44)
Commercial loans	(912)	(2,522)	(723)	(450)	(409)
Consumer loans	(1,078)	(1,328)	(2,029)	(424)	(433)

Total charge offs	$(2,406)	(4,737)	(3,429)	(972)	(886)

Recoveries:
Residential real estate	126	276	33	5	1
Commercial loans	274	326	266	43	110
Consumer loans	284	680	567	137	106

Total recoveries	$684	1,282	866	185	217

Chargeoffs, net of recoveries	(1,722)	(3,455)	(2,563)	(787)	(669)
Acquisitions (1)	959	—	8,893	—	—
Provision	3,809	5,745	4,525	1,864	1,723

Balance at end of period	$23,990	20,944	18,654	7,799	6,722

Ratio of net charge offs to average loans outstanding during the period	0.12%	0.26%	0.20%	0.11%	0.11%

(1) Acquisition of Pend Oreille Bank, WesterFed Financial Corporation and several branches

Allocation of the Allowance for Loan Loss

	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of loans in		of loans in		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category	Allowance	category	Allowance	category
Residential first mortgage and loans held for sale	$2,147	21.8%	2,334	27.4%	2,722	31.5%	1,227	31.2%	1,174	34.2%
Commercial real estate	7,464	33.2%	7,088	30.1%	5,906	28.3%	2,300	26.7%	1,526	23.4%
Other commercial	9,951	24.7%	7,670	20.9%	6,225	18.0%	2,586	19.2%	2,466	19.0%
Consumer	4,428	20.3%	3,852	21.6%	3,801	22.2%	1,686	22.9%	1,556	23.4%

Totals	$23,990	100.0%	20,944	100.0%	18,654	100.0%	7,799	100.0%	6,722	100.0%

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

“Item 7 — Management’s Discussion and Analysis” contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of the Banks’ market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

	Certificate	Demand
(Dollars in thousands)	Accounts	Deposits	Totals
Within three months	$28,507	498,130	526,637
Three months to six months	11,110	—	11,110
Seven months to twelve months	22,188	—	22,188
Over twelve months	17,488	—	17,488

Totals	$79,293	498,130	577,423

For additional information, see “Item 7 — Management’s Discussion & Analysis” and footnote 7 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data”.

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust as a financing subsidiary. Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company’s capital contribution, the Company owns all of the outstanding common securities of the trust. The purpose of the issuance of the securities was to finance the acquisition of WesterFed Financial Corporation and seven Wells Fargo & Company and First Security Corporation branches in 2001. For additional information regarding the subordinated debentures and the acquisitions, see Notes 10 and 20 to the Consolidated Financial Statements “Item 8 — Financial Statements and Supplementary Data”.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

	For the year ended December 31,
(Dollars in thousands)	2003	2002	2001
FHLB Advances
Amount outstanding at end of period	$777,294	483,660	367,295
Average balance	$601,679	409,168	349,023
Maximum outstanding at any month-end	$777,294	483,660	416,222
Weighted average interest rate	2.80%	4.15%	5.24%
Repurchase Agreements:
Amount outstanding at end of period	$56,968	46,206	32,585
Average balance	$61,609	35,479	27,375
Maximum outstanding at any month-end	$74,808	46,206	37,814
Weighted average interest rate	1.09%	1.46%	2.11%

For additional information concerning the Company’s advances and repurchase agreements, see footnotes 8 and 9 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data”.

EMPLOYEES

As of December 31, 2003, the Company employed 885 persons, 729 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. Prior to 2002, the Company had a noncontributory defined contribution retirement plan and an employee savings plan; however as of January 1, 2002, both plans were merged into the new profit sharing plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for detailed information regarding profit sharing plan costs and eligibility.

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

Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, because of its ownership of Glacier Bank, First Security Bank of Missoula, Western Security Bank, Mountain West Bank, Big Sky Western Bank, Valley Bank of Helena, and Glacier Bank of Whitefish, all of which are Montana-state chartered commercial banks (with the exception of Mountain West Bank, an Idaho state-chartered bank), and all of which are members of the Federal Reserve (with the exception of Mountain West Bank, a non-Fed member FDIC-insured bank). As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Delaware corporation, the Company is subject to certain limitations and restrictions under applicable Delaware corporate law. For example, state law restrictions in Delaware include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

The Subsidiaries

General. With the exception of Mountain West Bank, the Company’s subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce’s Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank is subject to regulation by the Idaho Department of Finance and by the FDIC as a state non-member commercial bank. In addition, Mountain West’s Utah and Washington branches are regulated to a limited extent by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively.

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

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

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

With regard to interstate bank mergers, Montana “opted-out” of the Interstate Act. Subject to certain conditions, an in-state bank that has been in existence for at least 5 years may merge with an out-of-state bank. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana. Montana law does not authorize the establishment of a branch bank in Montana by an out-of-state bank.

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

Utah and Washington have each enacted “opting in” legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to certain aging requirements. De novo branching by an out of state bank is generally prohibited; however, once an out of state bank has acquired a Utah or Washington branch, that bank may establish additional branches within that state.

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

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Anti-Terrorism Legislation

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money- laundering compliance program, and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The

Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect the Company’s record-keeping and reporting expenses, the Company does not believe that the Act will have a material adverse effect on its business and operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

The Company does not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

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

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 12 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for additional information.

State Taxation

Under Montana and Idaho law, financial institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana, 8% in Idaho, and 5% in Utah.

Item 2. Properties

At December 31, 2003, the Company owned 40 of its 54 offices, including its headquarters and other property having an aggregate book value of approximately $43 million, and leased the remaining branches. 9 offices are leased in Montana, 4 offices are leased in Idaho, and 1 office is leased in Utah. The following schedule provides property information for the Company’s operating segments as of December 31, 2003.

	Properties	Properties	NetBook
(Dollars in thousands)	Leased	Owned	Value
Glacier	2	9	$7,845
First Security	3	6	6,483
Western	1	6	4,967
Mountain West	5	10	12,384
Big Sky	2	2	6,813
Valley	1	5	3,042
Whitefish	—	2	1,546

	14	40	$43,080

The Company believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

For additional information concerning the Company’s premises and equipment and lease obligations, see Note 5 and 19 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data”.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity & Related Stockholder Matters

The Company’s stock trades on the NASDAQ National Market under the symbol: GBCI. The primary market makers are: D.A. Davidson & Company, Inc., Archipelago, LLC, Knight Securities LP, Piper Jaffray Companies, Inc., Morgan Stanley & Co., Inc., Cincinnati Stock Exchange, Goldman, Sachs & Co., and Keafe, Bruyette & Woods, Inc.

The market range of high and low bid prices for the Company’s common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2003, there were approximately 9,669 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

	2003		2002
Quarter	High	Low	High	Low
First	$26.99	$21.25	$21.14	$17.36
Second	$26.20	$22.95	$22.72	$18.95
Third	$29.65	$24.45	$22.36	$17.94
Fourth	$33.00	$26.92	$21.82	$18.09

The Company paid cash dividends on its common stock of $.75 and $.61 per share for the years ended December 31, 2003 and 2002, respectively.

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

Item 6. Selected Financial Data

The following financial data of the Company are derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related footnotes contained elsewhere in this report.

Summary of Operations and Selected Financial Data

	At December 31,
(dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Summary of Financial Condition:
Total assets	$2,739,633	2,281,344	2,085,747	1,056,712	974,001
Investment securities, available for sale	1,050,311	739,961	508,578	211,888	209,312
Loans receivable, net	1,430,365	1,300,653	1,322,327	733,561	652,208
Allowance for loan losses	(23,990)	(20,944)	(18,654)	(7,799)	(6,722)
Intangibles	42,816	40,011	41,771	6,493	7,035
Deposits	1,597,625	1,459,923	1,446,064	720,570	644,106
Advances from Federal Home Loan Bank	777,294	483,660	367,295	196,791	208,650
Securities sold under agreements to repurchase and other borrowed funds	64,986	61,293	32,585	29,529	26,614
Stockholders’ equity	237,839	212,249	176,983	98,113	85,056
Equity per common share*	12.28	11.16	9.54	7.79	6.76
Equity as a percentage of total assets	8.68%	9.30%	8.49%	9.28%	8.73%

	Years ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Summary of Operations:
Interest income	$130,830	133,989	137,920	78,837	64,719
Interest expense	38,478	47,522	65,546	37,357	27,635

Net interest income	92,352	86,467	72,374	41,480	37,084
Provision for loan losses	3,809	5,745	4,525	1,864	1,723
Non-interest income	33,562	25,917	23,251	13,294	12,809
Non-interest expense	65,944	57,813	57,385	31,327	29,096

Earnings before income taxes	56,161	48,826	33,715	21,583	19,074
Income taxes	18,153	16,424	12,026	7,580	6,722

Net earnings	38,008	32,402	21,689	14,003	12,352

Basic earnings per common share*	1.97	1.72	1.26	1.11	0.98
Diluted earnings per common share*	1.94	1.69	1.22	1.10	0.97
Dividends declared per share*	0.75	0.61	0.55	0.54	0.53

	At or for the years ended December 31,
	2003	2002	2001	2000	1999
Ratios:
Net earnings as a percent of
average assets	1.53%	1.50%	1.10%	1.39%	1.41%
average stockholders’ equity	16.82%	16.57%	13.49%	15.83%	14.60%
Dividend payout ratio	38.07%	35.45%	43.48%	48.36%	53.70%
Average equity to average asset ratio	9.10%	9.08%	8.26%	8.78%	9.73%
Net interest margin on average earning assets (tax equivalent)	4.20%	4.51%	4.08%	4.48%	4.67%
Allowance for loan losses as a percent of loans	1.65%	1.58%	1.39%	1.05%	1.02%
Allowance for loan losses as a percent of nonperforming assets	184%	181%	165%	372%	295%

	At or for the years ended December 31,
(dollars in thousands)	2003	2002	2001	2000	1999
Other Data:
Loans originated and purchased	$1,509,850	1,204,852	994,527	570,652	528,325
Loans serviced for others	$189,601	253,063	286,996	146,534	159,451
Number of full time equivalent employees	807	737	728	423	434
Number of offices	54	50	51	30	31
Number of shareholders of record	1,763	1,586	1,645	1,228	1,212

*revised for stock splits and dividends

All amounts have been restated to include mergers using the pooling of interests accounting method.

Acquisitions using the purchase method of accounting include the operations since the acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2003 Compared to December 31, 2002

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included later in this report. All numbers, except per share data, are expressed in thousands of dollars.

Management Highlights

The past year the Company experienced strong asset growth. The steep slope of the yield curve and a strong capital base provided an opportunity to significantly increase the investment securities portfolio. Commercial loan growth was also very positive increasing $168 million. The historical low interest rates for mortgage loans during most of 2003 resulted in a large volume of residential loans being refinanced which reduced the amount of residential real estate loans held by the Company and also created a large volume of prepayments of the mortgage related securities held in the investment portfolio.

The refinancing activity resulted in the loss of higher rate mortgage loans which reduced interest income. In addition the earnings on other types of loans also declined due to refinancing and new loans booked at substantially reduced rates. Securities prepayment activity resulted in a high level of premium amortization, which reduced the earnings on the existing securities, and the reinvestment of funds was generally at lower rates. Offsetting the reduced interest income was further reduction in interest expense on deposits and borrowed funds as maturing items were replaced with lower rate liabilities. The net interest margin declined through much of the year until the fourth quarter when the margin increased.

Non-interest bearing deposits increased 25% during the year providing a stable low-cost funding source for a portion of the asset growth. Non-interest bearing deposits also ended the year with increased totals. Asset growth that exceeded the increase in deposits was funded with Federal Home Loan Bank advances which also were at low interest rates.

With the very low mortgage loan rates the origination of residential loans was at an all time high which resulted in an increase of nearly $5 million in gain-on-sale of loans. Service charges and fee income also increased nicely in 2003. The Company also took the opportunity to record a net gain on the sale of securities of $1 million during the year.

Total revenue from net interest income and non-interest income increased $13.5 million, or 12%, over the prior year, the cumulative effect of the above described items.

Non-interest expense increased $8 million, or 14%, from last year with the largest increase occurring in compensation and benefits expense. Additional locations and related staffing, commissions on residential loan originations, and merit increases were the primary reasons for this increase. Other operating expenses also increased reflecting the increased volume of activities in loan and deposit operations.

Looking forward, our future performance will depend on many factors including economic conditions, interest rate changes, increasing competition for deposits and quality loans, and regulatory burden. Increasing interest rates slow the volume of real estate loan originations which reduces the fee income from that activity while at the same time reducing commission expense for loan originators. Increasing rates result in increased earnings on assets, however, the cost of interest bearing funds also increase. The Company goal of asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk. During 2003 the earnings on the mortgage-backed securities investments was reduced significantly by the premium amortization expense. Higher interest rates result in a reduction of premium amortization which adds substantially to the investment earnings and the net interest margin.

Regulatory burden seems to be never-ending as additional regulations continue to add cost. The Sarbanes-Oxley Act will result in substantial increases in audit and consulting fees during 2004, and future years, to assure compliance.

Financial Condition
Assets

The following table summarizes the asset balances as of December 31, 2003 and 2002, the amount of change, and percentage change during 2003:

	December 31,
Assets ($ in thousands)	2003	2002	$ change	% change
Cash on hand and in banks	$77,093	$74,624	$2,469	3%
Investment securities and interest bearing deposits	1,059,358	744,714	314,644	42%
Loans:
Real estate	317,774	361,522	(43,748)	-12%
Commercial	841,305	673,256	168,049	25%
Consumer	295,276	286,819	8,457	3%

Total loans	1,454,355	1,321,597	132,758	10%
Allowance for loan losses	(23,990)	(20,944)	(3,046)	15%

Total loans net of allowance for loan losses	1,430,365	1,300,653	129,712	10%

Other assets	172,817	161,353	11,464	7%

Total Assets	$2,739,633	$2,281,344	$458,289	20%

The year was very good in terms of total asset growth with assets increasing $458 million, or 20 percent over the December 31, 2002 balances. The Pend Oreille bank acquisition by the Mountain West Bank subsidiary on July 15, 2003 contributed $66 million of that growth. Without the acquisition assets increased $392 million, or 17 percent. The majority of the increase in assets was in the investment portfolio which increased $310 million or 42 percent over the prior year end balances. Investments were acquired to use the funding derived from increasing deposits, and borrowing capacity, that exceeded quality loan growth opportunities.

Loans, including $50 million from the acquisition, increased $133 million, or 10 percent. Commercial loans increased $168 million, or 25 percent, during the period and continues to be the focus of our lending.

Real estate loan volume was at record levels during 2003 with originations of $805 million, up from $588 million in 2002. Most of the residential loans originated were sold in the secondary market, which coupled with the refinancing of loans existing in our portfolio, resulted in a reduction of $44 million in real estate loans outstanding at December 31, 2003 compared to the December 31, 2002 balances. Of the $44 million decrease, $35 million was attributed to a reduction in loans held for sale from one year end to the next, with the remaining $9 million reduction coming from loans held for investment.

Consumer loans showed an increase of $8 million during the year, a 3 percent increase from last year. The type of loans contained in the consumer loan portfolio is changing. With extremely low, or zero, interest rates offered by automobile manufacturers the number of loans for motor vehicles made by the banks is quite small. The balances for those loans continues to decline while home equity loans continue to increase. During 2003 home equity loans increased approximately $26 million, or 15 percent, and now comprise 68 percent of the consumer loan amount outstanding.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2003, 2002, and 2001:

	December 31,
Assets:	2003	2002	2001
Cash, and Cash Equivalents, Investment Securities, FHLB and Federal Reserve Stock	43.2%	37.8%	30.8%
Real Estate Loans and Loans Held for Sale	11.5%	15.7%	20.1%
Commercial Loans	30.1%	28.9%	29.2%
Consumer Loans	10.6%	12.4%	14.1%
Other Assets	4.6%	5.2%	5.8%

	100.0%	100.0%	100.0%

The percentage of assets held as Cash, and cash equivalents, Investment Securities, FHLB and Federal Reserve Stock has increased from 30.8 percent at December 31, 2001 to 43.2 percent at December 31, 2003. Most of this increase is attributed to investment securities which increased by $310 million during 2003. Several factors have influenced this increase including 1) declining yields on the loan portfolio; 2) increasing levels of non-interest earning deposits which has provided additional low cost funding; 3) strong capital position to support larger asset base; 4) growth rate in loans insufficient to use available liquidity; 5) very steep slope in the short end of the yield curve; and 6) well structured asset/liability mix with limited interest rate risk.

With the low interest rates, and resulting refinance activity, coupled with the decision to not hold fixed rate long term mortgages, residential real estate loans have declined which moved the percentage of assets from 20.1 to 11.5 percent.

Although the balances in commercial loans have continued to increase the percentage of loans to total assets has only increased approximately 1 percent due to the large increase in investment securities added to the asset totals.

The total consumer loans ratio also declined in 2003 due to the significant increase in total assets.

Liabilities

The following table summarizes the liability balances as of December 31, 2003 and 2002, the amount of change, and percentage change during 2003:

	December 31,
Liabilities ($ in thousands)	2003	2002	$ change	% change
Non-interest bearing deposits	$369,052	$295,016	$74,036	25%
Interest-bearing deposits	1,228,573	1,164,907	63,666	5%
Advances from Federal Home Loan Bank	777,294	483,660	293,634	61%
Securities sold under agreements to repurchase and other borrowed funds	64,986	61,293	3,693	6%
Other liabilities	26,889	29,219	(2,330)	-8%
Subordinated debentures	35,000	35,000	—	0%

Total liabilities	$2,501,794	$2,069,095	$432,699	21%

Non-interest bearing deposits increased $74 million, or 25 percent, during the year with $10 million coming from the Pend Oreille acquisition. A High Performance Checking program was implemented during 2003 at the four banks not previously using the program, which contributed to the deposit growth. Interest bearing deposits increased $64 million of which $49 million was from the Pend Oreille acquisition. Interest rates offered by the bank subsidiaries have been mid-market which has resulted in small growth in interest bearing deposits. The company balances its funding needs between deposits and borrowings to minimize interest expense.

Advances from the Federal Home Loan Bank of Seattle (FHLB) increased $294 million during 2003. Proceeds were used to acquire investment securities with a resulting increase in net interest income, although at a lower level than the interest spread experienced on the core asset base. The difference in interest rates between the very short maturities, 30 days, and the two to five year maturity (slope of the yield curve) has provided this opportunity. Reduction in the difference in rates between maturities (a flattening of the yield curve) could result in curtailment of this strategy with a resulting reduction in investments and advances.

	December 31,
Liabilities and Stockholder’s Equity:	2003	2002	2001
Deposit Accounts	58.3%	64.0%	69.3%
FHLB Advances	28.4%	21.2%	17.6%
Other Borrowings and Repurchase Agreements	2.4%	2.7%	3.3%
Other Liabilities	2.2%	2.8%	1.3%
Stockholders’ Equity	8.7%	9.3%	8.5%

	100.0%	100.0%	100.0%

With the significant increase in FHLB advances used to fund asset growth in the form of investment securities, the advances as a percentage of assets increased during 2003 and the percentage of assets funded by deposits decreased even with the substantial increase in deposit balances.

Stockholders’ equity	December 31,
($ in thousands except per share data)	2003	2002	$ change	% change
Common equity	$231,223	$202,138	$29,085	14%
Net unrealized gain on securities	6,616	10,111	(3,495)	-35%

Total stockholders’ equity	$237,839	$212,249	$25,590	12%

Stockholders’ equity to total assets	8.68%	9.30%
Tangible equity to total assets	7.23%	7.68%
Book value per common share	$12.28	$11.16	$1.12	10%
Tangible book value per common share	$10.07	$9.06	$1.01	11%
Market price per share at end of quarter	$32.47	$21.42	$11.05	52%

Stockholders’ equity

Total equity and book value per share have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Net unrealized gains on securities declined from a year ago, primarily the result of increasing intermediate term interest rates. Total average diluted shares outstanding were 19,620,458 in 2003 compared to the 10 percent stock dividend adjusted 19,188,934 in 2002. The increase in diluted shares was the result of stock options exercised and the effect of the increase in stock price from December 31, 2002 of $21.42 (stock dividend adjusted) to the December 31, 2003 closing price of $32.47.

Results of Operations

Operating results include amounts related to the operation of the three branches acquired in the Pend Oreille acquisition as of July 15, 2003.

Revenue summary	Years ended December 31,
($ in thousands)	2003	2002	$ change	% change
Net interest income	$92,352	$86,467	$5,885	7%
Fees and other revenue:
Service charges, loan fees, and other fees	19,756	17,954	1,802	10%
Gain on sale of loans	10,674	5,709	4,965	87%
Gain on sale of investments, net of impairment charge	1,253	238	1,015	426%
Other income	1,879	2,016	(137)	-7%

Total non-interest income	33,562	25,917	7,645	29%

Total revenue	$125,914	$112,384	$13,530	12%

Tax equivalent net interest margin	4.20%	4.51%

Net income of $38.008 million was a $5.606 million increase over the $32.402 million for the year ended December 31, 2002, an increase of 17 percent. The following narrative provides additional information on those results.

Interest Income -Historical low interest rates during most of the year resulted in a $3 million reduction in interest income even though the earning assets of the Company increased significantly. With the sustained low rates throughout the year many loans of all types were refinanced with the rate on the new loans substantially lower than the prepaid loans. New loans also were at much lower rates than the average rates earned on the existing loans. Mortgage related investment securities experienced much of the same results as the loan portfolio. Investments were prepaid which negatively impacted interest income in two ways: 1) securities that were purchased at a premium that experienced prepayments had an acceleration of the amortization of the premium which reduced the income; 2) reinvestment of the proceeds was at a lower rate than previously enjoyed on the amounts invested. The weighted average yield on earning assets (tax free income adjusted for tax effects) decreased from 6.91 percent for the year 2002 to 5.86 percent in 2003. Increased balances in earning assets offset much of the rate impact.

Interest expense — Interest expense decreased even more with total interest expense $9 million, or 19 percent, lower in 2003. Most of the expense reduction came from deposits as rates continued to decline during the year. In addition higher rate certificates of deposits matured which further reduced interest expense. These rate reductions coupled with increasing balances in non-interest bearing deposits resulted in the deposit expense reduction. The balance in FHLB advances increased $294 million during the year, however, with a combination of maturing higher cost advances and lower rates on new advances the interest expense on total advances decreased by $99,000 from the prior year. The weighted average rate on advances decreased from 4.15 percent for 2002 to 2.80 for 2003. The weighted rate on total advances outstanding at December 31, 2003 was 2.19 percent.

The prolonged low interest rates have resulted in a reduction in the net interest margin (ratio of net interest income divided by average earning assets) from 4.51 percent in 2002 to 4.20 percent in 2003 with the third quarter of 2003 being the lowest level at 4.12 percent. The ratio increased to 4.17 percent in the fourth quarter of 2003 primarily due to increased earnings on investments. With the low interest rates many real estate loans have either been refinanced which lowers the future earnings rate on the loans that are retained, or the loan is paid off which also lowers future earnings. To remain competitive it has become necessary to reduce rates to market levels on all loan types which reduces interest income on those loans. Investment income also is lower on securities purchased during this low rate period than on securities previously held in the portfolio. Prepayment of mortgage-backed securities also has occurred as underlying mortgage loans have been prepaid. This prepayment not only reduced the level of assets with higher rates but also resulted in much faster amortization of premiums associated with the securities further reducing interest income. To offset the reduction in interest income, rates on interest bearing deposits have been reduced and matured borrowings have been renewed at lower rates. The increased level of non-interest bearing deposits has reduced the need for additional borrowings which also has resulted in lower interest expense.

Non-interest income – Total non-interest income increased $8 million, or 29 percent over the prior year. $2 million of the increase was from increased volumes in loan and deposit activity and the resulting fees. $1 million of the increase was contributed by net gains on sale of investment securities. The largest portion of the increase was from a $5 million increase in the gain on sale of loans, the majority of which was from residential real estate loans. The low interest rates during 2003 resulted in a very large increase in the number of loans being refinanced to obtain low long term financing, and an increase in new home loans because of affordable monthly payments.

Increasing rates affect the level of fee income created from the origination and sale of mortgage loans as the refinance of loans is substantially reduced or eliminated. Purchases of homes can also be affected because of reduced affordability due to higher monthly payments with higher interest rates. The subsidiary banks are located in areas of robust population growth which somewhat mitigates the risk of significant reduction in home purchases. Reduction in refinance activity also reduces the variable expenses such as commissions for loan origination and could result in additional reductions in expense.

Non-interest expense summary	Years ended December 31,
($ in thousands)	2003	2002	$ change	% change
Compensation and employee benefits	$36,173	$30,448	$5,725	19%
Occupancy and equipment expense	9,931	9,591	340	4%
Outsourced data processing	1,650	2,048	(398)	-19%
Core deposit intangibles amortization	1,243	1,439	(196)	-14%
Other expenses	16,947	14,287	2,660	19%

Total non-interest expense	$65,944	$57,813	$8,131	14%

Non-interest expense — Non-interest expense also increased $8 million, a 14 percent increase, with $6 million of the increase in the compensation and benefits classification. The Pend Oreille acquisition, additional branches in the Boise and Bozeman markets, commissions paid to mortgage loan originators, normal increases for job performance, and some benefits that are tied to the Company stock price performance account for the majority of the increase. Advertising and marketing, start up expenses for the High Performance Checking program, and other volume related expenses made up most of the remainder of the increased expense.

The efficiency ratio, which measures the cost per dollar of revenue generated, increased from 51 percent in 2002 to 52 percent in 2003. Although this increased from the prior year it is still significantly less than the 61 percent average of similar sized banking companies.

Credit quality information	December 31,	December 31,
(Unaudited - $ in thousands)	2003	2002
Allowance for loan losses	$23,990	$20,944
Non-performing assets	13,068	11,582
Allowance as a percentage of non performing assets	184%	181%
Non-performing assets as a percentage of total assets	0.48%	0.51%
Allowance as a percentage of total loans	1.65%	1.58%
Net charge-offs as a percentage of loans	0.118%	0.261%

Provision for loan losses – The provision for loan losses was $3.809 million in 2003 which was a reduction of $1.936 million from 2002. Charged off loans, net of recoveries of loans previously charged off, were $1.733 million lower in 2003 than the prior year. The balance in the allowance for loan losses increased $3.046 million from the prior year end. At December 31, 2003 non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure, and repossessed personal property) totaled $13.068 million, or .48 percent of total assets; compared to $11.582 million, or .51 percent at December 31, 2002. The peer group average according to the Federal Reserve Bank Performance Report as of September 30, 2003, the most recent information available, for banking companies similar to our size was .65 percent of total assets. The allowance for loan losses was 184 percent of non-performing assets, and 1.65 percent of total loans as of December 31, 2003 which compares to 181 percent and 1.58 percent, respectively, at December 31, 2002.

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

The following table represents our contractual obligations as of December 31, 2003:

	Payments Due by Period
(dollars in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Capital lease obligations	2,645	157	161	166	149	124	1,888
Operating lease obligations	5,069	982	811	684	552	498	1,542

	$7,714	1,139	972	850	701	622	3,430

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

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn after seven days, however, the Bank’s experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the Federal Reserve Bank changes short term interest rates, however, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

GAP analysis

The following table gives a description of our GAP position for various time periods. As of December 31, 2003, we had a negative GAP position at six months and a positive GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 4.00% which compares to a negative 2.77% at December 31, 2002 and a negative 12.52% at December 31, 2001. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

	Projected maturity or repricing
	0-6	6-12	1 - 5	More than
(dollars in thousands)	Months	Months	years	5 years	Total
Assets:
Interest bearing deposits	$8,028	162	857	—	9,047
Investment securities	16,253	2,217	61,454	241,342	321,266
Mortgage-backed securities	249,848	111,174	317,799	50,224	729,045
Floating rate loans	450,750	74,518	311,102	9,942	846,312
Fixed rate loans	236,570	74,516	207,195	92,037	610,318
FHLB stock and FRB stock	39,137	—	—	7,506	46,643

Total interest bearing assets	$1,000,586	262,587	898,407	401,051	2,562,631

Liabilities:
Interest-bearing deposits	623,906	104,860	105,272	394,535	1,228,573
FHLB advances	414,477	37,560	243,213	82,044	777,294
Other borrowed funds and repurchase agreements	64,593	—	—	393	64,986

Total interest bearing liabilities	$1,102,976	142,420	348,485	476,972	2,070,853

Repricing gap	$(102,390)	120,167	549,922	(75,921)	491,778
Cumulative repricing gap	$(102,390)	17,777	567,699	491,778
Cumulative gap as a % of total assets	-4.00%	0.69%	22.15%	19.19%
Gap Earnings Sensitivity (1)		$108
Gap Earnings Sensitivity Ratio (2)		0.29%

(1) Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1% of ($17,777 — $6,933))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $38,008. A 1% increase in interest rates has this estimated percentage decrease effect on annual income.

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

Net interest income simulation

The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Because of limitations in GAP modeling the Asset/Liability Management Committee (ALCO) of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2003 and 2002 as compared to the 10% Board approved policy limit.

	2003	2002
+200 bp
Estimated sensitivity	-4.57%	-1.37%
Estimated decrease in net interest income	$(4,220)	(1,185)
-100 bp
Estimated sensitivity	1.28%	0.46%
Estimated increase in net interest income	$1,182	398

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Core deposits, FHLB credit lines, available-for-sale investment securities, and net income are the key elements in meeting these objectives. All seven subsidiaries are members of the FHLB. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of year ended December 31, 2003, the Company had $965 million of available FHLB line of which $777 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2003, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

Capital Resources and Adequacy

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders’ equity increased $25.590 million during 2003, or

12 percent the net result of earnings of $38.008 million, less cash dividend payments and a decline of $3.495 million in the net unrealized gains on available-for-sale investment securities. For additional information see footnote 11 in the Consolidated Financial Statements. Dividend payments were increased by $.14 per share, or 23 percent in 2003. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.

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

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which replaced FIN 46. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 31, 2003, the Company adopted FIN 46R for its existing variable interest entities. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s financial statements, except as described below.

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interest in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46R, the Company is no longer permitted to consolidate the issuer trust, beginning on December 31, 2003. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

Year Ended December 31, 2002 Compared to December 31, 2001

Financial Condition

Total assets increased $195,597,000, or 9.4%, over the December 31, 2001 asset level. Total gross loans outstanding decreased 1.4%, or $19,384,000. Residential real estate loans held for investment decreased $85,058,000, or 21.6%. With the continued decline in interest rates during 2002 a large number of real estate loans were refinanced which combined with the Company strategy of selling long term real estate loans as they are originated has resulted in a net reduction in real estate loans outstanding. Consumer loans, including home equity loans, also decreased 12,032,000, or 4.2%. The majority of the consumer loan decrease is attributed to dealer originated loans. Commercial loans, which continue to be our lending focus, increased $53,123,000 or 8.6%. Investment securities increased $231,383,000, or 45.5%, the result of redeploying the cash received from the residential real estate loans to mortgage related investment securities, and the investment of other liquid funds.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Information regarding “Quantitative and Qualitative Disclosures about Market Risk” is set fourth under “Item 7 — Management’s Discussion and Analysis”.

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the pages indicated.

Independent Auditors’ Report

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its accounting for goodwill in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, and No. 147, Acquisitions of Certain Financial Institutions, effective January 1, 2002.

/s/ KPMG

Billings, Montana
February 4, 2004

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

	December 31,
(dollars in thousands, except per share data)	2003	2002
Assets:
Cash on hand and in banks	$77,093	74,624
Interest bearing cash deposits	9,047	4,753

Cash and cash equivalents	86,140	79,377
Investment securities, available-for-sale	1,050,311	739,961
Federal Home Loan Bank of Seattle stock, at cost	41,235	38,286
Federal Reserve Bank stock, at cost	5,408	4,578
Loans receivable, net of allowance for loan losses of $23,990 and $20,944 at December 31, 2003, and 2002, respectively	1,413,392	1,248,666
Loans held for sale	16,973	51,987
Premises and equipment, net	53,251	47,215
Real estate and other assets owned, net	587	1,542
Accrued interest receivable	14,941	13,421
Core deposit intangible, net of accumulated amortization of $4,257 and $3,014 at December 31, 2003, and 2002, respectively	5,865	6,822
Goodwill	36,951	33,189
Other assets	14,579	16,300

	$2,739,633	2,281,344

Liabilities:
Non-interest bearing deposits	$369,052	295,016
Interest bearing deposits	1,228,573	1,164,907
Advances from Federal Home Loan Bank of Seattle	777,294	483,660
Securities sold under agreements to repurchase	56,968	46,206
Other borrowed funds	8,018	15,087
Accrued interest payable	4,353	6,090
Deferred tax liability	7,369	8,629
Subordinated debentures	35,000	35,000
Other liabilities	15,167	14,500

Total liabilities	2,501,794	2,069,095
Stockholders’ equity:
Preferred shares, 1,000,000 shares authorized. None outstanding at December 31, 2003 and 2002	—	—
Common stock, $.01 par value per share. 50,000,000 shares authorized, 19,362,670 and 19,014,400 issued and outstanding at December 31, 2003 and 2002, respectively	194	191
Paid-in capital	222,636	216,974
Retained earnings — substantially restricted	8,393	(15,027)
Accumulated other comprehensive income	6,616	10,111

Total stockholders’ equity	237,839	212,249

	$2,739,633	2,281,344

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Operations

	Years ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Interest Income:
Real estate loans	$23,883	29,290	34,012
Commercial loans	50,203	47,013	48,292
Consumer and other loans	20,013	22,559	25,528
Investment securities and other	36,731	35,127	30,088

Total Interest Income	130,830	133,989	137,920

Interest Expense:
Deposits	17,221	26,268	42,692
Federal Home Loan Bank of Seattle advances	16,860	16,959	18,280
Securities sold under agreements to repurchase	673	591	1,014
Subordinated debentures	3,615	3,616	3,313
Other borrowed funds	109	88	247

Total Interest Expense	38,478	47,522	65,546

Net Interest Income	92,352	86,467	72,374
Provision for loan losses	3,809	5,745	4,525

Net interest income after provision for loan losses	88,543	80,722	67,849
Non-Interest Income:
Service charges and other fees	15,458	14,011	12,290
Miscellaneous loan fees and charges	4,298	3,943	4,058
Gain on sale of loans	10,674	5,709	4,132
Gain on sale of investments, net of impairment charge	1,253	238	64
Other income	1,879	2,016	2,707

Total Non-Interest Income	33,562	25,917	23,251

Non-Interest Expense:
Compensation, employee benefits and related expenses	36,173	30,448	27,941
Occupancy and equipment expense	9,931	9,591	8,679
Outsourced data processing expense	1,650	2,048	2,596
Core deposit intangibles amortization	1,243	1,439	1,325
Goodwill amortization	—	—	1,699
Merger expense	56	—	1,975
Other expense	16,891	14,287	13,135
Minority interest	—	—	35

Total Non-Interest Expense	65,944	57,813	57,385

Earnings before income taxes	56,161	48,826	33,715
Federal and state income tax expense	18,153	16,424	12,026

Net Earnings	$38,008	32,402	21,689

Basic earnings per share	$1.97	1.72	1.26
Diluted earnings per share	$1.94	1.69	1.22

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2003, 2002, and 2001

				Retained
				earnings	Accumulated
				(accumulated	other comp-	Total
	Common Stock			deficit)	rehensive	stock-
			Paid-in	substantially	income	holders’
(Dollars in thousands, except per share data)	Shares	Amount	capital	restricted	(loss)	equity
Balance at December 31, 2000	12,591,865	$132	145,394	(47,671)	258	98,113
Comprehensive income:
Net earnings	—	—	—	21,689	—	21,689
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,498	1,498

Total comprehensive income	—	—	—	—	—	23,187

Cash dividends declared ($.55 per share)	—	—	—	(9,915)	—	(9,915)
Stock options exercised	951,028	9	6,755	—	—	6,764
Tax benefit from stock related compensation	—	—	2,778	—	—	2,778
Conversion of debentures	35,463	1	341	—	—	342

Stock issued in connection with merger of WesterFed Financial Corporation	4,983,508	45	55,669	—	—	55,714

Balance at December 31, 2001	18,561,864	$187	210,937	(35,897)	1,756	176,983
Comprehensive income:
Net earnings	—	—	—	32,402	—	32,402
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	8,355	8,355

Total comprehensive income	—	—	—	—	—	40,757

Cash dividends declared ($.61 per share)	—	—	—	(11,532)	—	(11,532)
Stock options exercised	452,536	4	4,957	—	—	4,961
Tax benefit from stock related compensation	—	—	1,080	—	—	1,080

Balance at December 31, 2002	19,014,400	$191	216,974	(15,027)	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	38,008	—	38,008
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(3,495)	(3,495)

Total comprehensive income	—	—	—	—	—	34,513

Cash dividends declared ($.75 per share)	—	—	—	(14,573)	—	(14,573)
Stock options exercised	348,270	3	4,671	—	—	4,674
Acquisition of fractional shares	—	—	—	(15)	—	(15)
Tax benefit from stock related compensation	—	—	991	—	—	991

Balance at December 31, 2003	19,362,670	$194	222,636	8,393	6,616	237,839

	Year ended December 31,
Disclosure of reclassification amount:	2003	2002	2001
Unrealized and realized holding (loss) gains arising during the year	$(2,225)	13,980	2,528
Tax benefit (expense)	866	(5,480)	(991)

Net after tax	(1,359)	8,500	1,537

Reclassification adjustment for net gains included in net income	(3,502)	(238)	(64)
Tax expense	1,366	93	25

Net after tax	(2,136)	(145)	(39)

Net change in unrealized gain on available-for-sale securities	$(3,495)	8,355	1,498

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2003	2002	2001
OPERATING ACTIVITIES :
Net earnings	$38,008	32,402	21,689
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Mortgage loans held for sale originated or acquired	(521,323)	(409,481)	(293,354)
Proceeds from sales of mortgage loans held for sale	567,010	390,353	255,671
Provision for loan losses	3,809	5,745	4,525
Depreciation of premises and equipment	4,283	4,178	3,837
Amortization of goodwill and core deposit intangible	1,243	1,439	3,024
Gain on sale of investments, net of impairment charge	(1,253)	(238)	(64)
Gain on sale of loans	(10,674)	(5,456)	(4,132)
Amortization of investment securities premiums and discounts, net	14,360	5,640	3,268
Federal Home Loan Bank of Seattle stock dividends	(2,179)	(2,170)	(1,990)
Gain on sale of branches	—	—	(511)
Deferred tax expense	721	1,466	593
Net (increase) decrease in accrued interest receivable	(1,270)	(1,012)	485
Net decrease in accrued interest payable	(1,795)	(3,089)	(3,462)
Net increase in current income taxes	2,636	165	3,855
Net decrease (increase) in other assets	1,808	(1,041)	(7,706)
Net decrease in other liabilities and minority interest	(98)	(1,205)	(10,934)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	95,286	17,696	(25,206)

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investment securities available-for-sale	389,400	206,554	183,752
Purchases of investment securities available-for-sale	(715,454)	(429,596)	(295,498)
Principal collected on installment and commercial loans	566,245	576,109	433,639
Installment and commercial loans originated or acquired	(705,249)	(617,200)	(471,819)
Principal collections on mortgage loans	303,251	259,774	308,530
Mortgage loans originated or acquired	(283,278)	(178,171)	(192,668)
Net purchase of FHLB and FRB stock	(973)	(3,687)	(3,857)
Acquisition of Pend Oreille Bank, WesterFed Financial Corporation and several branches	(243)	—	109,042
Net payments for sale of branches	—	—	(53,131)
Net (addition) disposal of premises and equipment	(7,579)	(828)	984
Acquisition of minority interest	—	—	(251)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(453,880)	(187,045)	18,723

FINANCING ACTIVITIES:
Net increase in deposits	77,943	13,859	18,549
Net increase in FHLB advances and other borrowed funds	286,565	130,391	1,876
Net increase (decrease) in securities sold under repurchase agreements	10,762	13,621	(143)
Proceeds from issuance of subordinated debentures	—	—	35,000
Conversion of debentures	—	—	(8)
Cash dividends paid	(14,572)	(11,532)	(9,915)
Proceeds from exercise of stock options and other stock issued	4,674	4,961	6,764
Cash paid for stock dividends	(15)	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	365,357	151,300	52,123

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,763	(18,049)	45,640
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	79,377	97,426	51,786

CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,140	79,377	97,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$40,219	62,762	68,545
Cash paid during the year for income taxes	$14,721	14,793	8,243

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies

(a) General

Glacier Bancorp, Inc. (the “Company”), a Delaware corporation organized in 1990, is a multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Utah and Washington through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowance for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its eight wholly owned operating subsidiaries, Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Mountain West Bank in Idaho, (“Mountain West”), Big Sky Western Bank, (“Big Sky”), Valley Bank of Helena (“Valley”), Glacier Bank of Whitefish (“Whitefish”), and Glacier Capital Trust I (“Glacier Trust”). All significant inter-company transactions have been eliminated in consolidation.

Pend Oreille Bancorp was acquired July 15, 2003 and its branches became additional branches of Mountain West. Western was acquired on February 28, 2001 through the purchase of WesterFed Financial Corporation, its parent company. On March 15, 2001, the Company acquired seven Wells Fargo & Company and First Security Corporation subsidiary banks located in Idaho and Utah. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the financial information presented includes the operations since the date of the acquisitions. See footnote 20 for additional information related to these transactions.

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

(e) Loans Receivable

Loans that are intended to be held to maturity are reported at their unpaid principal balance less charge-offs, specific valuation accounts, and any deferred fees or costs on originated loans. Purchased loans are reported net of unamortized premiums or discounts. Discounts and premiums on purchased loans and net loan fees on originated loans are amortized over the expected life of loans using methods that approximate the effective interest method.

1. Summary of Significant Accounting Policies ... continued

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal unless such past due loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

(k) Goodwill

The excess of purchase price over the fair value of net assets from acquisitions (“Goodwill”), prior to January 1, 2002, was being amortized using the straight-line method over periods of primarily 5 to 25 years. As of January 1, 2002, the Company ceased amortization of goodwill as a result of Financial Accounting Standards Board (FASB) Statement 142, Goodwill and Other Intangible Assets and Statement 147, Acquisition of Certain Financial Institutions. As of January 1, 2002, on an annual basis, the Company tests goodwill for impairment at the subsidiary level during the third quarter. In addition, goodwill is tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. As of December 31, 2003 and 2002 the accumulated amortization of goodwill was $3,001,000.

1. Summary of Significant Accounting Policies ... continued

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

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $2.12, $3.26, and $2.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2003 – expected dividend yield of 3.01%, risk-free interest rate of 3.25%, volatility ratio of 21%, and expected life of 4.8 years: 2002 – expected dividend yield of 3.02%, risk-free interest rate of 2.73%, volatility ratio of 23%, and expected life of 4.8 years: 2001 – expected dividend yield of 3.60%, risk-free interest rate of 4.44%, volatility ratio of 25%, and expected life of 4.8 years.

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

		Years ended December 31,
		2003	2002	2001
Net earnings (in thousands):	As reported	$38,008	32,402	21,689
	Compensation cost	(752)	(577)	(329)

	Pro forma	37,256	31,825	21,360

Basic earnings per share:	As reported	1.97	1.72	1.26
	Compensation cost	(0.04)	(0.03)	(0.02)

	Pro forma	1.93	1.69	1.24

Diluted earnings per share:	As reported	1.94	1.69	1.22
	Compensation cost	(0.04)	(0.03)	(0.02)

	Pro forma	1.90	1.66	1.20

(o) Long-lived Assets

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2003 and 2002 there were no assets that were considered impaired.

(p) Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Loan servicing rights are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and

1. Summary of Significant Accounting Policies ... continued

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

As of December 31, 2003 and 2002 the carrying value of servicing rights was approximately $1,388,000 and $1,973,000, respectively. Amortization expense of $729,000, $480,000, and $314,000 was recognized in the years ended December 31, 2003, 2002, and 2001, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2003 or 2002. At December 31, 2003, the fair value of mortgage servicing rights was approximately $1,957,000.

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

(r) Stock Dividend

On April 30, 2003, the Board of Directors declared a 10 percent stock dividend, payable in common stock of the Company to shareholders of record on May 13, 2003, payable on May 22, 2003. All prior period amounts have been restated to reflect the stock dividend.

(s) Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(t) Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

2. Cash on Hand and in Banks

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2003 was $7,957,000.

3. Investment Securities, Available for Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF DECEMBER 31, 2003

	Weighted	Amortized	Gross Unrealized		Estimated Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing within one year	0.85%	$352	—	—	352
maturing one year through five years	1.29%	259	—	(1)	258
maturing after ten years	2.97%	957	15	(1)	971

	2.22%	1,568	15	(2)	1,581

State and Local Governments and other issues:
maturing within one year	5.69%	4,346	41	—	4,387
maturing one year through five years	4.30%	5,485	84	(102)	5,467
maturing five years through ten years	5.35%	4,910	197	—	5,107
maturing after ten years	5.13%	296,237	10,170	(1,683)	304,724

	5.13%	310,978	10,492	(1,785)	319,685

Mortgage-Backed Securities	4.30%	64,123	1,465	(342)	65,246
Real Estate Mortgage Investment Conduits	4.03%	662,727	4,983	(3,911)	663,799
FHLB and FRB stock, at cost	5.34%	46,643	—	—	46,643

Total Investments	4.41%	$1,086,039	16,955	(6,040)	1,096,954

INVESTMENTS AS OF DECEMBER 31, 2002

	Weighted	Amortized	Gross Unrealized		Estimated Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing after ten years	3.45%	$1,086	10	(2)	1,094

	3.45%	1,086	10	(2)	1,094

State and Local Governments and other issues:
maturing within one year	5.81%	3,144	53	—	3,197
maturing one year through five years	5.20%	10,037	227	(98)	10,166
maturing five years through ten years	5.44%	2,457	101	—	2,558
maturing after ten years	5.44%	236,620	8,046	(1,075)	243,591

	5.43%	252,258	8,427	(1,173)	259,512

Mortgage-Backed Securities	5.39%	81,043	2,440	(82)	83,401
Real Estate Mortgage Investment Conduits	4.63%	388,927	7,208	(181)	395,954
FHLB and FRB stock, at cost	6.17%	42,864	—	—	42,864

Total Investments	5.06%	$766,178	18,085	(1,438)	782,825

3. Investment Securities, Available for Sale...continued

The book value of securities was as follows at:

December 31,
(dollars in thousands)	2001
U.S. Government and Federal Agencies	$1,339
State and Local Governments and Other Issues	156,697
Mortgage-Backed Securities	131,064
Real Estate Mortgage Investment Conduits	219,478
FHLB and FRB stock	37,007

$545,585

Investments with an unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	610	1	173	1	783	2
State and Local Governments and other issues	46,704	1,616	20,127	170	66,831	1,786
Mortgage-Backed Securities	22,956	341	78	1	23,034	342
Real Estate Mortgage Investment Conduits	235,389	3,910	—	—	235,389	3,910

Total temporarily impaired securities	305,659	5,868	20,378	172	326,037	6,040

Most of the unrealized loss is the result of changing market values due to changes in intermediate term (10 year) interest rates. The value of real estate mortgage investment conduits and mortgage-backed securities is also affected by the level of mortgage refinancing activity and resulting prepayment of the underlying mortgages. During periods of rapid prepayments, values decline because of shortening of the expected maturity and reduced earning potential. During 2003 an impairment charge for $2,249,000, for the impairment of value on collateralized mortgage obligations was recorded as a reduction in the net gain on sale of investments.

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect. The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC.

Interest Income includes tax-exempt interest for the years ended December 31, 2003, 2002, and 2001 of $11,410,000, $8,074,000, and $4,624,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2003, 2002, and 2001 were approximately $19,603,000, $31,695,000 and $86,311,000 respectively, resulting in gross gains of approximately $3,502,000, $451,000 and $71,000 and gross losses of approximately $0, $213,000 and $7,000, respectively. The cost of any investment sold is determined by specific identification.

At December 31, 2003, the Company had investment securities with carrying values of approximately $177,663,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

4. Loans Receivable, Net and Loans Held for Sale

The following is a summary of loans receivable, net and loans held for sale at:

	December 31,
(dollars in thousands)	2003	2002
Residential first mortgage	$301,511	310,205
Loans held for sale	16,973	51,987
Commercial real estate	483,684	397,803
Commercial	359,030	276,675
Consumer	95,739	112,893
Home equity	199,693	174,033

	1,456,630	1,323,596
Net deferred loan fees, premiums and discounts	(2,275)	(1,999)
Allowance for loan losses	(23,990)	(20,944)

	$1,430,365	1,300,653

The following is a summary of activity in allowance for losses on loans:

	Years ended December 31,
(dollars in thousands)	2003	2002	2001
Balance, beginning of period	$20,944	18,654	7,799
Acquisitions	959	—	8,893
Net charge offs	(1,722)	(3,455)	(2,563)
Provision	3,809	5,745	4,525

Balance, end of period	$23,990	20,944	18,654

     The following is the allocation of allowance for loan losses and percent of loans in each category at:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		of loans in		of loans in
(dollars in thousands)	Amount	category	Amount	category
Residential first mortgage and loans held for sale	$2,147	21.8%	$2,334	27.4%
Commercial real estate	7,464	33.2%	7,088	30.1%
Other commercial	9,951	24.7%	7,670	20.9%
Consumer loans	2,220	6.6%	1,830	8.5%
	2,208	13.7%	2,022	13.1%

	$23,990	100.0%	$20,944	100.0%

Substantially all of the Company’s loan receivables are with customers within the Company’s market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their contracts is dependent upon the economic performance in the Company’s market areas. At December 31, 2003, no individual borrower had outstanding loans or commitments exceeding 10% of the Company’s consolidated stockholders’ equity.

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2003, 2002, and 2001 were approximately $10,062,000, $8,042,000, and $9,232,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002, and 2001 was approximately

4. Loans Receivable, Net and Loans Held for Sale ... continued

$8,620,000, $8,275,000, and $7,842,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $665,000, $596,000, and $658,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Interest income recognized on impaired loans for the years ended December 31, 2003, 2002, and 2001 was not significant. Loans ninety days overdue and still accruing for the years ended December 31, 2003, 2002, and 2001 were approximately $2,419,000, $1,998,000, and $1,437,000, respectively.

The weighted average interest rate on loans was 6.74% and 7.48% at December 31, 2003 and 2002, respectively.

At December 31, 2003, 2002 and 2001 loans sold and serviced for others were $189,601,000, $253,063,000, and $286,996,000, respectively.

At December 31, 2003 the Company had $846,312,000 in variable rate loans and $610,318,000 in fixed rate loans.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2003.

The Company had outstanding commitments as follows:

	December 31,
(dollars in thousands)	2003	2002
Loans and loans in process	$258,350	208,345
Unused consumer lines of credit	118,691	78,138
Letters of credit	13,636	18,716

	$390,677	305,199

Substantially all of the loans held for sale at December 31, 2003 and 2002 were committed to be sold.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2003 was approximately $27,313,000. During 2003, new loans to such related parties were approximately $24,652,000 and repayments were approximately $18,525,000.

5. Premises and Equipment, Net

Premises and equipment, net consist of the following at:

	December 31,
(dollars in thousands)	2003	2002
Land	$11,487	10,324
Office buildings and construction in progress	41,279	35,830
Furniture, fixtures and equipment	24,533	22,066
Leasehold improvements	2,590	2,613
	(26,638)	(23,618)

	$53,251	47,215

6. Goodwill and Other Intangible Assets

     The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total
As of December 31, 2003
Gross carrying value	$10,122
Accumulated Amortization	(4,257)

Net carrying value	$5,865	1,388	7,253

As of December 31, 2002
Gross carrying value	$9,836
Accumulated Amortization	(3,014)

Net carrying value	$6,822	1,973	8,795

Weighted-Average amortization period
(Period in years)	10.0	9.7	9.9
Aggregate Amortization Expense
For the year ended December 31, 2003	$1,243	729	1,972
For the year ended December 31, 2002	1,439	480	1,919
Estimated Amortization Expense
For the year ended December 31, 2004	1,061	96	1,157
For the year ended December 31, 2005	891	94	985
For the year ended December 31, 2006	818	91	909
For the year ended December 31, 2007	800	88	888
For the year ended December 31, 2008	790	85	875

     (1) Gross carrying value and accumulated amortization are not readily available

As of January 1, 2002, the Company no longer amortizes goodwill as a result of the FASB Statements 142 and 147. The following pro forma information presents the consolidated results of operations as if the adoption of Statements 142 and 147 had occurred on January 1, 2001.

	For the year ended December 31,
(Dollars in thousands)	2003	2002	2001
Reported net income	$38,008	32,402	21,689
Add back goodwill amortization, net of tax	—	—	1,368

Adjusted net income	$38,008	32,402	23,057

	2003		2002		2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Reported net income	$1.97	1.94	1.72	1.69	1.26	1.22
Add back goodwill amortization, net of tax	—	—	—	—	0.08	0.08

Adjusted net income	$1.97	1.94	1.72	1.69	1.34	1.30

7. Deposits

Deposits consist of the following at:

	December 31, 2003			December 31, 2002
	Weighted
(dollars in thousands)	Average Rate	Amount	Percent	Amount	Percent
Demand accounts	0.0%	$369,052	23.1%	$295,016	20.2%

NOW accounts	0.2%	249,838	15.6%	214,177	14.7%
Savings accounts	0.4%	150,367	9.4%	124,787	8.5%
Money market demand accounts	1.0%	390,344	24.4%	353,998	24.2%
Certificate accounts:
1.00% and lower		75,908	4.8%	2,865	0.2%
1.01% to 2.00%		176,839	11.1%	103,691	7.1%
2.01% to 3.00%		85,289	5.3%	157,980	10.8%
3.01% to 4.00%		39,536	2.5%	103,393	7.1%
4.01% to 5.00%		27,351	1.7%	33,916	2.3%
5.01% to 6.00%		19,897	1.3%	37,822	2.7%
6.01% to 7.00%		12,691	0.8%	30,894	2.1%
7.01% and higher		513	0.0%	1,384	0.1%

Total certificate accounts	2.7%	438,024	27.5%	471,945	32.4%

Total interest bearing deposits	1.4%	1,228,573	76.9%	1,164,907	79.8%

Total deposits	1.1%	$1,597,625	100.0%	1,459,923	100.0%

Deposits with a balance in excess of $100,000		$577,423		$458,384

At December 31, 2003, scheduled maturities of certificate accounts are as follows:

	Years ending December 31,
(dollars in thousands)	Total	2004	2005	2006	2005	Thereafter
1.00% and lower	$75,908	75,841	40	6	—	21
1.01% to 2.00%	176,839	155,702	18,892	2,117	123	5
2.01% to 3.00%	85,289	57,391	9,218	15,695	986	1,999
3.01% to 4.00%	39,536	21,548	8,865	1,786	3,358	3,979
4.01% to 5.00%	27,351	6,218	5,150	4,256	11,697	30
5.01% to 6.00%	19,897	7,965	2,314	2,653	6,965	—
6.01% to 7.00%	12,691	3,948	6,489	2,166	14	74
7.01% and higher	$513	18	495	—	—	—

	438,024	328,631	51,463	28,679	23,143	6,108

     Interest expense on deposits is summarized as follows:

	Years ended December 31,
(dollars in thousands)	2003	2002	2001
NOW accounts	$484	723	1,758
Savings accounts	500	857	1,855
Money market demand accounts	3,840	6,771	9,575
Certificate accounts	12,397	17,917	29,504

	$17,221	26,268	42,692

8. Advances from Federal Home Loan Bank of Seattle

Advances from the Federal Home Loan Bank of Seattle (FHLB) consist of the following:

							Totals as of
	Maturing in years ending December 31,						December 31,
(dollars in thousands)	2004	2005	2006	2007	2008	2009-2013	2003	2002
1.00% to 2.00%	382,170	—	40,000	23,700	—	—	445,870	83,515
2.01% to 3.00%	26,000	19,000	48,500	39,000	—	—	132,500	87,000
3.01% to 4.00%	35,250	41,350	—	—	—	40,000	116,600	116,600
4.01% to 5.00%	5,500	—	—	—	—	42,000	47,500	130,575
5.01% to 6.00%	12,655	144	144	144	18,129	1	31,217	61,786
6.01% to 7.00%	288	173	673	973	72	77	2,256	2,494
7.01% to 8.00%	141	210	500	300	100	—	1,251	1,690
8.01% to 9.00%	100	—	—	—	—	—	100	—

	$462,104	60,877	89,817	64,117	18,301	82,078	777,294	483,660

These advances are collateralized by the FHLB stock held by the Company and a blanket assignment of the Bank’s unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2003 was approximately $267,897,000.

The weighted average interest rate on these advances was 2.80% and 4.15% at December 31, 2003 and 2002, respectively.

The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2003:

		Interest		Earliest
(dollars in thousands)	Amount	Rate	Maturity	Call
Call Terms
Quarterly at FHLB option	$23,700	1.22%	2007	2004
Quarterly at FHLB option	13,000	2.33%	2007	2004
Quarterly at FHLB option	13,000	2.88%	2007	2005
Quarterly at FHLB option	10,000	2.97%	2007	2005
Quarterly at FHLB option	3,000	5.37%	2008	2004
Quarterly at FHLB option	15,000	5.52%	2008	2004
If three month LIBOR is greater than 8% on quarterly measurement date after initial term	82,000	3.49% - 4.83%	2012	2004

	$159,700

9. Securities Sold Under Agreements to Repurchase and Other Borrowed Funds

Securities sold under agreements to repurchase consist of the following at:

			Book	Market
(dollars in thousands)	Repurchase	Weighted average	value of underlying	value of underlying
December 31, 2003	amount	rate	assets	assets
Securities sold under agreements to repurchase within:
1-30 days	56,968	1.06%	98,120	101,280

	$56,968	1.06%	$98,120	101,280

December 31, 2002:
Securities sold under agreements to repurchase within:
1-30 days	46,206	1.46%	67,846	70,722

	$46,206	1.46%	$67,846	70,722

The securities, consisting of agency issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2003 and 2002 securities sold under agreements to repurchase averaged approximately $61,609,000 and $35,480,000, respectively, and the maximum outstanding at any month end during the year was approximately $74,808,000 and $46,206,000, respectively.

The Company also has a treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $19,500,000 at federal funds rates minus 25 basis points. At December 31, 2003 and 2002 the outstanding balance under this program was approximately $7,309,000 and $15,087,000. The borrowings are secured with investment securities with a par value of approximately $26,415,000 and a market value of approximately $28,722,000. For the year ended December 31, 2003, the maximum outstanding at any month end was approximately $15,052,000 and the average balance was approximately $4,235,000.

During 1999, the Company assumed Big Sky’s subordinated convertible debentures as part of the merger transaction. The outstanding balance at December 31, 2000 was $350,000. The interest rate was 7.5 percent, payable quarterly. On December 31, 2001, the debentures became due and were exchanged for 33,257 shares of Company stock and $8,508 in cash.

10. Subordinated Debentures

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

As a result of the adoption of FIN 46R, the Company deconsolidated the Trust. The $35,000,000 of subordinated debentures issued by the Company to the Trust are reflected in the consolidated balance sheets as of December 31, 2003 and 2002.

The Subordinated Debentures are unsecured, bear interest at a rate of 9.40% per annum and mature on February 1, 2031. Interest is payable quarterly. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period,

10. Subordinated Debentures... continued

distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

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

11. Regulatory Capital

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2003:

			Minimum capital		Well capitalized
	Actual		requirement		requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 (core) capital to risk weighted assets
Consolidated	223,423	12.98%	68,864	4.00%	103,296	6.00%
Glacier	51,010	13.75%	14,838	4.00%	22,256	6.00%
First Security	42,897	12.04%	14,252	4.00%	21,378	6.00%
Western	40,796	15.04%	10,850	4.00%	16,275	6.00%
Mountain West	37,695	10.48%	14,382	4.00%	21,573	6.00%
Big Sky	15,695	10.36%	6,062	4.00%	9,094	6.00%
Valley	15,866	13.25%	4,789	4.00%	7,184	6.00%
Whitefish	11,119	12.32%	3,609	4.00%	5,414	6.00%
Tier 2 (total) capital to risk weighted assets
Consolidated	245,006	14.23%	137,729	8.00%	172,161	10.00%
Glacier	55,281	14.90%	29,675	8.00%	37,094	10.00%
First Security	47,363	13.29%	28,504	8.00%	35,630	10.00%
Western	44,225	16.30%	21,700	8.00%	27,125	10.00%
Mountain West	41,995	11.68%	28,764	8.00%	35,955	10.00%
Big Sky	17,595	11.61%	12,125	8.00%	15,156	10.00%
Valley	17,350	14.49%	9,578	8.00%	11,973	10.00%
Whitefish	12,248	13.57%	7,218	8.00%	9,023	10.00%
Leverage capital to total average assets
Consolidated	223,423	8.45%	105,707	4.00%	132,134	5.00%
Glacier	51,010	8.97%	22,734	4.00%	28,418	5.00%
First Security	42,897	7.80%	22,007	4.00%	27,509	5.00%
Western	40,796	9.23%	17,676	4.00%	22,095	5.00%
Mountain West	37,695	7.34%	20,531	4.00%	25,664	5.00%
Big Sky	15,695	7.82%	8,032	4.00%	10,040	5.00%
Valley	15,866	7.35%	8,637	4.00%	10,796	5.00%
Whitefish	11,119	7.60%	5,855	4.00%	7,319	5.00%

11. Regulatory Capital... continued

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

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2003 and 2002, the subsidiary banks’ capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2003 and 2002.

12. Federal and State Income Taxes

The following is a summary of consolidated income tax expense for:

	Years ended December 31,
(dollars in thousands)	2003	2002	2001
Current:
Federal	$13,741	11,925	9,292
State	3,690	3,033	2,141

Total current tax expense	17,431	14,958	11,433

Deferred:
Federal	554	1,139	454
State	168	327	139

Total deferred tax expense	722	1,466	593

Total income tax expense	$18,153	16,424	12,026

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

	Years ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.4%	4.4%	4.4%
Tax-exempt interest income	-6.8%	-5.4%	-4.5%
Other, net	-0.3%	-0.4%	0.8%

	32.3%	33.6%	35.7%

     The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(dollars in thousands)	2003	2002
Deferred tax assets:
Allowance for losses on loans	$9,484	8,270
Deferred compensation	1,390	1,211
Other	730	863

Total gross deferred tax assets	11,604	10,344

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(9,223)	(8,301)
Fixed assets, due to differences in depreciation	(2,585)	(1,864)
Available-for-sale securities fair value adjustment	(4,300)	(6,536)
Other	(2,865)	(2,272)

Total gross deferred tax liabilities	(18,973)	(18,973)

Net deferred tax liability	$(7,369)	(8,629)

There is no valuation allowance at December 31, 2003 and 2002 because management believes that it is more likely than not that the Company’s deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2003 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized

12. Federal and State Income Taxes... continued

unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. Employee Benefit Plans

Prior to 2002, the Company had a noncontributory defined contribution retirement plan covering substantially all employees. The Company followed the policy of funding retirement plan contributions as accrued. As of January 1, 2002, the retirement plan was merged with the employee savings plan as a profit sharing plan. The plan has a 3% “safe harbor” provision which is a non-elective contribution by the Company. In addition, elective contributions, depending on the Company’s profitability, are made to the plan. The total plan expense for the years ended December 31, 2003, 2002, and 2001 was approximately $3,072,000, $2,691,000 and $1,599,000 respectively.

The Company also has an employees’ savings plan. The plan allows eligible employees to contribute up to 25% of their monthly salaries. The Company matches an amount equal to 50% of the employee’s contribution, up to 6% of the employee’s total pay. Participants are at all times fully vested in all contributions. The Company’s contribution to the savings plan for the years ended December 31, 2003, 2002 and 2001 was approximately $693,000, $577,000, and $511,000, respectively.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company’s contribution to the SERP for the years ended December 31, 2003, 2002 and 2001 was approximately $53,000, $28,000, and $9,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants’ salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $236,000, $67,000, and $59,000, for the years ending December 31, 2003, 2002, and 2001, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings for the years ended 2003, 2002, and 2001 were approximately $364,000, $72,000, and 164,000, respectively. In connection with the WesterFed acquisition (See note 20), the Company assumed the obligations of a deferred compensation plan for certain key employees. The plan provides predetermined periodic payments over 10 to 15 years upon retirement or death. As of December 31, 2003, the liability related to the obligation was approximately $2,029,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2003 was insignificant.

The Company has entered into employment contracts with ten senior officers that provide benefits under certain conditions following a change in control of the Company.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2003	2002	2001
Net earnings available to common stockholders, basic	$38,008,000	32,402,000	21,689,000
After tax effect of interest on convertible subordinated debentures	—	—	16,000

Net earnings available to common stockholders, diluted	$38,008,000	32,402,000	21,705,000

Average outstanding shares – basic	19,270,632	18,866,935	17,272,129
Add: Dilutive stock options	349,826	321,999	446,698
Convertible subordinated debentures	—	—	36,328

Average outstanding shares – diluted	19,620,458	19,188,934	17,755,154

Basic earnings per share	$1.97	1.72	1.26

Diluted earnings per share	$1.94	1.69	1.22

There were no options excluded from the diluted share calculation for December 31, 2003 and 2002 due to market price exceeding the option exercise price as of the end of the year. Approximately 276,000 option shares in 2001 were not included because the option exercise price exceeded the market value.

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

15. Stock Option Plans... continued

At December 31, 2003, total shares available for option grants to employees and directors are 1,745,438. Changes in shares granted for stock options for the years ended December 31, 2003, 2002, and 2001, are summarized as follows:

	Options outstanding		Options exercisable
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Balance, December 31, 2000	973,844	$13.04	639,489	$11.94
Canceled	(49,565)	13.82	(20,375)	16.22
Granted	244,207	13.62
Became exercisable			197,991	17.02
WesterFed acquisition	1,042,777	6.77	1,042,777	6.77
Exercised	(951,028)	7.11	(951,028)	7.11

Balance, December 31, 2001	1,260,235	12.40	908,854	12.07
Canceled	(22,174)	17.16	(3,868)	15.11
Granted	218,897	19.90
Became exercisable			136,272	12.96
Exercised	(452,536)	11.05	(452,536)	11.05

Balance, December 31, 2002	1,004,422	14.55	588,722	13.05
Canceled	(32,752)	17.74	(5,759)	11.54
Granted	357,546	22.12
Became exercisable			278,797	16.38
Exercised	(348,270)	13.41	(348,270)	13.41

Balance, December 31, 2003	980,946	17.62	513,490	14.34

The range of exercise prices on options outstanding at December 31, 2003 is as follows:

		Weighted	Weighted		Weighted
		average	average		average
Price range	Shares	exercise price	life of options	Shares	exercise price
$5.14 - $8.28	77,737	$7.99	3.0 years	77,737	$7.99
$10.19 - $11.76	58,249	10.65	3.8 years	58,249	10.65
$12.31 - $14.11	155,914	12.56	1.8 years	155,914	12.56
$15.91 - $17.09	105,210	16.55	.6 years	105,210	16.55
$17.69 - $19.91	247,286	19.70	3.0 years	51,480	19.17
$20.62 - $22.14	327,550	22.10	4.1 years	64,900	22.14
$24.45 - $27.26	9,000	25.73	4.5 years	—	—

	980,946	17.62	3.2 years	513,490	14.34

The options exercised during the year ended December 31, 2003 were at prices from $5.14 to $22.14.

In connection with the acquisition of WesterFed Financial Corporation, outstanding options for employees and directors of WesterFed for 947,979 were exchanged for options outstanding of Company stock at a weighted exercise price of $7.45.

16. Parent Company Information (Condensed)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

Statements of Financial Condition	December 31,
(dollars in thousands)	2003	2002
Assets:
Cash	$3,011	4,807
Interest bearing cash deposits	7,152	6,010

Cash and cash equivalents	10,163	10,817
Investment securities, available-for-sale	1,360	1,393
Other assets	4,057	4,719
Investment in subsidiaries	264,494	233,866

	$280,074	250,795

Liabilities and Stockholders’ Equity:
Dividends payable	$3,878	3,115
Subordinated debentures	35,000	35,000
Other liabilities	3,357	431

Total liabilities	42,235	38,546
Common stock	194	191
Paid-in capital	222,636	216,974
Retained earnings	8,393	(15,027)
Accumulated other comprehensive income	6,616	10,111

Total stockholders’ equity	237,839	212,249

	$280,074	250,795

Statements of Operations	Years ended December 31,
(dollars in thousands)	2003	2002	2001
Revenues
Dividends from subsidiaries	$17,400	13,232	37,268
Other income	288	178	371
Intercompany charges for services	6,652	5,381	3,826

Total revenues	24,340	18,791	41,465
Expenses
Employee compensation and benefits	4,223	3,755	2,984
Goodwill amortization	—	—	236
Other operating expenses	7,573	6,778	6,743

Total expenses	11,796	10,533	9,963
Earnings before income tax benefit and equity in undistributed earnings of subsidiaries	12,544	8,258	31,502
Income tax benefit	(1,937)	(1,984)	(2,181)

Income before equity in undistributed earnings of subsidiaries	14,481	10,242	33,683
Earnings in excess of (less than) dividends distributed	23,527	22,160	(11,994)

Net earnings	$38,008	32,402	21,689

16. Parent Company Information (Condensed)...continued

Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2003	2002	2001
Operating Activities
Net earnings	$38,008	32,402	21,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill amortization	—	—	236
Gain on sale of investments available-for-sale	—	43	—
Earnings (in excess of) less than dividends distributed	(23,527)	(22,160)	11,994
Net increase in other assets and other liabilities	4,973	1,761	(965)

Net cash provided by operating activities	19,454	12,046	32,954

Investing activities
Purchases of investment securities available-for-sale	—	(1,261)	—
Proceeds from sales, maturities and prepayments of securities available-for-sale	54	234	254
Equity contribution to subsidiary	(10,377)	(1,000)	(61,934)
Net addition of premises and equipment	(863)	(700)	(921)
Acquisition of minority interest	—	—	(251)

Net cash used by investing activities	(11,186)	(2,727)	(62,852)

Financing activities
Proceeds from exercise of stock options and other stock issued	5,665	6,041	9,542
Cash paid for stock dividends	(15)	—	—
Proceeds from issuance of subordinated debentures	—	—	35,000
Cash dividends paid	(14,572)	(11,532)	(9,915)

Net cash (used) provided by financing activities	(8,922)	(5,491)	34,627

Net (decrease) increase in cash and cash equivalents	(654)	3,828	4,729
Cash and cash equivalents at beginning of year	10,817	6,989	2,260

Cash and cash equivalents at end of year	$10,163	10,817	6,989

17. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

	Quarters Ended, 2003
	March 31	June 30	September 30	December 31
Interest income	$32,062	31,613	33,103	34,052
Interest expense	10,230	9,644	9,439	9,165

Net interest income	21,832	21,969	23,664	24,887
Provision for loan losses	841	1,051	1,221	696
Income before income taxes	13,121	14,906	14,309	13,825
Net earnings	8,848	9,932	9,697	9,531
Basic earnings per share	0.46	0.52	0.50	0.49
Diluted earnings per share	0.46	0.51	0.49	0.48
Dividends per share	0.16	0.19	0.20	0.20
Market range high-low	$26.99-$21.25	$26.20-$22.95	$29.65-$24.45	$33.00-$26.92

17. Unaudited Quarterly Financial Data...continued

	Quarters Ended, 2002
	March 31	June 30	September 30	December 31
Interest income	$33,078	33,507	33,829	33,575
Interest expense	12,711	11,906	11,698	11,207

Net interest income	20,367	21,601	22,131	22,368
Provision for loan losses	1,300	1,260	1,665	1,520
Income before income taxes	10,551	12,333	12,927	13,015
Net earnings	6,897	8,128	8,616	8,761
Basic earnings per share	0.37	0.43	0.46	0.46
Diluted earnings per share	0.36	0.43	0.45	0.45
Dividends per share	0.15	0.15	0.15	0.16
Market range high-low	$21.14-$17.36	$22.72-$18.95	$22.36-$17.94	$21.82-$18.09

18. Fair Value of Financial Instruments

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company’s Consolidated Statement of Financial Condition, this includes the following items:

	2003		2002
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$77,093	77,093	74,624	74,624
Interest bearing cash deposits	9,047	9,047	4,753	4,753
Investment securities	321,266	321,266	260,606	260,606
Mortgage-backed securities	729,045	729,045	479,355	479,355
Loans	1,430,365	1,450,052	1,300,653	1,341,141
FHLB and Federal Reserve Bank stock	46,643	46,643	42,864	42,864
Financial Liabilities:
Deposits	$1,597,625	1,602,619	1,459,923	1,465,029
Advances from the FHLB of Seattle	777,294	780,647	483,660	498,286
Repurchase agreements and other borrowed funds	64,986	64,986	61,293	61,293
Subordinated debentures	35,000	37,660	35,000	39,060

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

Financial Liabilities – The estimated fair value of demand and savings deposits approximates the book value since rates are periodically adjusted to market rates. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the FHLB of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so fair value approximates book value. The subordinated debentures’ fair value is based on quoted market prices.

18. Fair Value of Financial Instruments...continued

Off-balance sheet financial instruments – Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. Contingencies and Commitments

The company leases certain land, premises and equipment from third parties under operating leases. Total rent expense for the year ended December 31, 2003, 2002, and 2001 was approximately $1,025,000 $926,000, and $865,000, respectively. The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows (Dollars in thousands):

Years ended December 31,	Amount
2004	$1,139
2005	972
2006	850
2007	701
2008	622
Thereafter	3,430

Total minimum future rental expense	$7,714

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

20. Acquisitions

On July 15, 2003, the Company completed the acquisition of Pend Oreille Bancorp, and its subsidiary Pend Oreille Bank which operates from two locations in Sandpoint, Idaho and one location in Newport, Washington. The bank has approximately $66 million in total assets with deposits of $59 million and gross loans of $50 million. The Company paid $10.4 million and recorded $3.8 million in goodwill. The locations became additional branches of Mountain West Bank, the Company’s Idaho based subsidiary.

On February 28, 2001 the Company completed the acquisition of WesterFed Financial Corporation (WesterFed). The Company issued 4,530,462 shares and $37.3 million cash to shareholders as consideration for the merger.

On March 15, 2001, the Company acquired seven Wells Fargo & Company and First Security Corporation branches located in Idaho and Utah.

All three acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks or branches were recorded by the Company at their respective fair values at the date of the acquisition and the results of operations have been included with those of the Company since the date of acquisition. The excess of the Company’s purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

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

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as “other,” are based on commercial banking operations. The operating segment defined as “other” includes the Parent company, non-bank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 2003, 2002, and 2001. During the third quarter of 2001, certain branches of Western were transferred to other Company owned banks located in the same geographic area which accounted for much of the change in activity for certain segments.

(Dollars in thousands) 2003	Glacier	First Security	Western	Mountain West	Big Sky	Valley	Whitefish	Other	Consolidated
Net interest income	$22,565	22,246	13,670	17,061	7,264	7,845	5,194	(3,493)	92,352
Provision for loan losses	(375)	(1,250)	—	(1,124)	(250)	(630)	(180)	—	(3,809)

Net interest income after provision for loan losses	22,190	20,996	13,670	15,937	7,014	7,215	5,014	(3,493)	88,543
Noninterest income	8,184	4,392	4,043	10,206	1,729	3,730	1,273	5	33,562
Merger expense	—	—	—	(56)	—	—	—	—	(56)
Core deposit amortization	(304)	(270)	(348)	(205)	(41)	(75)	—	—	(1,243)
Other noninterest expense	(14,283)	(9,766)	(8,661)	(17,902)	(4,141)	(5,471)	(3,071)	(1,350)	(64,645)

Income before income taxes	15,787	15,352	8,704	7,980	4,561	5,399	3,216	(4,838)	56,161
Income tax (expense) benefit	(5,437)	(5,288)	(2,604)	(2,216)	(1,730)	(1,754)	(1,054)	1,930	(18,153)

Net income	$10,350	10,064	6,100	5,764	2,831	3,645	2,162	(2,908)	38,008

Assets	$595,778	578,803	446,405	547,035	209,342	219,105	149,531	(6,366)	2,739,633
Net loans	330,012	295,195	196,732	313,021	125,664	97,292	72,800	(351)	1,430,365
Deposits	358,600	340,650	219,950	372,936	115,496	134,405	68,124	(12,536)	1,597,625
Stockholders’ equity	58,703	49,334	47,242	61,031	17,882	18,176	12,126	(26,655)	237,839

23. Operating Segment Information...continued

(Dollars in thousands) 2002	Glacier	First Security	Western	Mountain West	Big Sky	Valley	Whitefish	Other	Consolidated
Net interest income	$22,787	20,596	13,699	13,629	6,860	7,522	4,901	(3,527)	86,467
Provision for loan losses	(1,080)	(1,800)	(325)	(695)	(330)	(1,335)	(180)	—	(5,745)

Net interest income after provision for loan losses	21,707	18,796	13,374	12,934	6,530	6,187	4,721	(3,527)	80,722
Noninterest income	7,554	3,880	2,782	6,392	1,591	2,641	1,096	(19)	25,917
Core deposit amortization	(332)	(325)	(419)	(224)	(49)	(90)	—	—	(1,439)
Other noninterest expense	(12,913)	(9,192)	(7,832)	(13,439)	(3,618)	(5,371)	(2,634)	(1,375)	(56,374)

Income before income taxes	16,016	13,159	7,905	5,663	4,454	3,367	3,183	(4,921)	48,826
Income tax (expense) benefit	(5,763)	(4,761)	(2,432)	(1,633)	(1,705)	(1,053)	(1,040)	1,963	(16,424)

Net income	$10,253	8,398	5,473	4,030	2,749	2,314	2,143	(2,958)	32,402

Assets	$490,999	487,699	405,282	396,777	179,543	190,536	129,255	1,253	2,281,344
Net loans	319,906	300,481	188,793	214,453	111,378	97,937	68,066	(361)	1,300,653
Deposits	327,018	352,805	226,482	275,809	95,897	126,418	67,810	(12,316)	1,459,923
Stockholders’ equity	53,492	44,678	46,647	44,429	16,439	17,038	11,078	(21,552)	212,249

(Dollars in thousands) 2001	Glacier	First Security	Western	Mountain West	Big Sky	Valley	Whitefish	Other	Consolidated
Net interest income	$19,032	14,239	17,094	10,141	4,678	5,998	4,290	(3,098)	72,374
Provision for loan losses	(962)	(975)	(1,350)	(276)	(333)	(365)	(264)	—	(4,525)

Net interest income after provision for loan losses	18,070	13,264	15,744	9,865	4,345	5,633	4,026	(3,098)	67,849
Noninterest income	7,216	3,070	4,517	3,855	1,294	1,990	1,157	152	23,251
Merger expense	(248)	(65)	(136)	(761)	(36)	(103)	(5)	(621)	(1,975)
Goodwill amortization	(145)	(78)	(454)	(731)	(24)	(31)	—	(236)	(1,699)
Core deposit amortization	(254)	(136)	(650)	(208)	(21)	(56)	—	—	(1,325)
Other noninterest expense	(12,120)	(6,813)	(10,795)	(10,854)	(2,983)	(4,356)	(2,572)	(1,858)	(52,351)

Income before income taxes and minority interest	12,519	9,242	8,226	1,166	2,575	3,077	2,606	(5,661)	33,750
Minority interest								(35)	(35)
Income tax (expense) benefit	(4,505)	(3,556)	(3,026)	(150)	(995)	(1,114)	(819)	2,139	(12,026)

Net income	$8,014	5,686	5,200	1,016	1,580	1,963	1,787	(3,557)	21,689

Assets	$474,421	427,976	406,359	342,841	168,865	165,372	121,409	(21,496)	2,085,747
Net loans	316,626	341,214	229,007	162,701	110,363	103,062	59,721	(367)	1,322,327
Deposits	340,186	345,423	237,477	254,133	97,488	124,072	64,885	(17,600)	1,446,064
Stockholders’ equity	46,473	37,479	42,825	37,668	13,394	13,134	8,775	(22,765)	176,983

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9a. Disclosure of Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls. No changes occurred in the quarter and year ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding “Directors and Executive Officers of the Registrant” is set forth under the headings “Business of the Meeting — Election of Directors – Information with Respect to Nominees and Other Directors — Background of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Executive Officers who are not Directors” of the Company’s 2004 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16 (a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee financial expert is set forth under the heading “Meetings and Committees of Board of Directors–Committee Membership” in our Proxy Statement and is incorporated by reference.

On February 25, 2004, consistent with the requirements of Sarbanes-Oxley, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics is filed as Exhibit 99 to our Report and can be accessed electronically by visiting the Company’s website at www.glacierbancorp.com.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Meetings and Committees of the Board of Directors — Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors” of the Company’s Proxy Statement and is incorporated herein by reference.

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

(1)	The following exhibits are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(a)	Amended and Restated Certificate of Incorporation (1)

3(b)	Amended and Restated Bylaws (2)

10(a)	1989 Incentive Stock Option Plan (3)

10(b)	Employment Agreement dated January 1, 2003 between the Company, Glacier Bancorp, Inc. and Michael J. Blodnick

10(c)	Employment Agreement dated January 1, 2003 between the Company, Glacier Bancorp, Inc. and James H. Strosahl

10(d)	Employment Agreement dated January 1, 2003 between First Security Bank and William L. Bouchee

10(e)	1994 Director Stock Option Plan and related agreements (5)

10(f)	1995 Employee Stock Option Plan and related agreements (5)

10(g)	Deferred Compensation Plan (4)

10(h)	Supplemental Executive Retirement Agreement (4)

10(i)	Employment agreement dated January 1, 2003, between Mountain West Bank and Jon W. Hippler

10(j)	Employment agreement dated September 20, 2000 between Western Security Bank and Ralph R. Holliday (6)

14	Code of Ethics

21	Subsidiaries of the Company (See item 1, “Subsidiaries”)

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.2 included in the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3 (b) included in the Company’s Form 10-K for the fiscal year ended December 31, 1998

(3)	Incorporated by reference to exhibit 10 (a) included in the Company’s Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

(4)	Incorporated by reference to Exhibits 10(I), 10(k) and 10(h), included in the Company’s Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (No. 333-105995).

(6)	Incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on S-4 (No. 333-52498), declared effective as of February 28, 2001.

(b)	Reports on Form 8-K

     NONE

SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2004.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick

Michael J. Blodnick President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2004, by the following persons in the capacities indicated.

/s/Michael J. Blodnick	President, CEO, and Director (Principal Executive Officer)
Michael J. Blodnick

/s/James H. Strosahl James H. Strosahl	Executive Vice President and CFO (Principal Financial/Accounting Officer)

Majority of the Board of Directors

/s/ John S. MacMillan John S. MacMillan	Chairman

/s/ James M. English James M. English	Director

/s/ Allen Fetscher Allen J. Fetscher	Director

/s/ Fred J. Flanders Fred J. Flanders	Director

/s/ Jon W. Hippler Jon W. Hippler	Director

/s/ Ralph K. Holliday Ralph K. Holliday	Director

/s/ L. Peter Larson L. Peter Larson	Director

/s/ F. Charles Mercord F. Charles Mercord	Director

/s/ Everit A. Sliter Everit A. Sliter	Director