Form 10-Q
period 2004-03-31
GLACIER BANCORP INC
filed 2004-05-10
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

The number of shares of Registrant’s common stock outstanding on May 4, 2004 was 24,487,471. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Index

Page #
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Statements of Financial Condition – March 31, 2004, December 31, 2003 and March 31, 2003 (unaudited)	3
Consolidated Statements of Operations – Three months ended March 31, 2004 and 2003 (unaudited)	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2003 and three months ended March 31, 2004 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2004 and 2003 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	23
Item 4 – Controls and Procedures	23
Part II. Other Information	23
Item 1 – Legal Proceedings	23
Item 2 – Changes in Securities and Use of Proceeds	23
Item 3 – Defaults Upon Senior Securities	23
Item 4 – Submission of Matters to a Vote of Security Holders	23
Item 5 – Other Information	24
Item 6 – Exhibits and Reports on Form 8-K	24
Signatures	24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Glacier Bancorp, Inc.

Consolidated Statements of Financial Condition

	March 31,	December 31,	March 31,
(Unaudited - dollars in thousands, except per share data)	2004	2003	2003
Assets:
Cash on hand and in banks	$53,213	77,093	71,092
Interest bearing cash deposits	27,432	9,047	15,536

Cash and cash equivalents	80,645	86,140	86,628
Investment securities, available-for-sale	1,109,585	1,050,311	783,897
Federal Home Loan Bank stock, at cost	42,113	41,235	38,922
Federal Reserve Bank stock, at cost	5,829	5,408	5,053
Net loans receivable	1,449,535	1,413,392	1,253,730
Loans held for sale	16,609	16,973	37,509
Premises and equipment, net	52,936	53,251	48,436
Real estate and other assets owned	516	587	1,077
Accrued interest receivable	14,187	14,941	12,403
Core deposit intangible, net	5,571	5,865	6,484
Goodwill	36,951	36,951	33,189
Other assets	14,564	14,579	15,178

	$2,829,041	2,739,633	2,322,506

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$366,277	369,052	307,659
Interest bearing deposits	1,225,169	1,228,573	1,168,443
Advances from Federal Home Loan Bank of Seattle	801,679	777,294	500,425
Securities sold under agreements to repurchase	63,453	56,968	59,518
Other borrowed funds	5,122	8,018	2,357
Accrued interest payable	5,080	4,353	5,425
Current income taxes	5,661	826	3,818
Deferred taxes	10,983	7,369	7,839
Subordinated debentures	80,000	35,000	35,000
Other liabilities	12,716	14,341	12,244

Total liabilities	2,576,140	2,501,794	2,102,728

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share. 50,000,000 shares authorized	245	242	241
Paid-in capital	225,597	222,588	220,078
Retained earnings (deficit) - substantially restricted	14,888	8,393	(9,340)
Accumulated other comprehensive income	12,171	6,616	8,799

Total stockholders’ equity	252,901	237,839	219,778

	$2,829,041	2,739,633	2,322,506

Number of shares outstanding	24,450,706	24,203,338	24,056,473
Book value per share	$10.34	9.83	9.14
Tangible book value per share	$8.60	8.06	7.49

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Operations

	Three months ended March 31,
(unaudited - dollars in thousands, except per share data)	2004	2003
Interest income:
Real estate loans	$5,281	6,252
Commercial loans	13,223	11,617
Consumer and other loans	4,836	5,102
Investment securities and other	12,125	9,091

Total interest income	35,465	32,062

Interest expense:
Deposits	3,483	4,947
Federal Home Loan Bank of Seattle advances	4,445	4,212
Securities sold under agreements to repurchase	157	158
Subordinated debentures	962	904
Other borrowed funds	29	9

Total interest expense	9,076	10,230

Net interest income	26,389	21,832
Provision for loan losses	830	841

Net interest income after provision for loan losses	25,559	20,991

Non-interest income:
Service charges and other fees	4,073	3,589
Miscellaneous loan fees and charges	1,019	1,030
Gains on sale of loans	1,771	2,271
Gains on sale of investments, net of impairment charge	—	(437)
Other income	548	560

Total non-interest income	7,411	7,013

Non-interest expense:
Compensation, employee benefits and related expenses	9,806	7,979
Occupancy and equipment expense	2,631	2,435
Outsourced data processing expense	413	562
Core deposit intangibles amortization	294	338
Other expenses	4,282	3,569

Total non-interest expense	17,426	14,883

Earnings before income taxes	15,544	13,121
Federal and state income tax expense	4,934	4,273

Net earnings	$10,610	8,848

Basic earnings per share	$0.44	0.37
Diluted earnings per share	$0.43	0.36
Dividends declared per share	$0.17	0.13
Return on average assets (annualized)	1.55%	1.58%
Return on average equity (annualized)	17.28%	16.41%
Return on tangible average equity (annualized)	20.89%	20.08%
Average outstanding shares - basic	24,346,473	23,943,456
Average outstanding shares - diluted	24,768,669	24,272,608

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

Year ended December 31, 2003 and Three months ended March 31, 2004

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders’
(Unaudited - dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income	equity
Balance at December 31, 2002	23,768,000	238	216,927	(15,027)	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	38,008	—	38,008
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(3,495)	(3,495)

Total comprehensive income						34,513

Cash dividends declared ($.60 per share)	—	—	—	(14,573)	—	(14,573)
Stock options exercised	435,338	4	4,670	—	—	4,674
Acquisition of fractional shares	—	—	—	(15)	—	(15)
Tax benefit from stock related compensation	—	—	991	—	—	991

Balance at December 31, 2003	24,203,338	242	222,588	8,393	6,616	237,839
Comprehensive income:
Net earnings	—	—	—	10,610	—	10,610
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	5,555	5,555

Total comprehensive income						16,165

Cash dividends declared ($.17 per share)	—	—	—	(4,115)	—	(4,115)
Stock options exercised	247,368	3	3,009	—	—	3,012

Balance at March 31, 2004	24,450,706	$245	225,597	14,888	12,171	252,901

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(Unaudited - dollars in thousands)	2004	2003
OPERATING ACTIVITIES :
Net cash provided by operating activities	$20,178	31,575

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale	57,513	48,770
Purchases of investments available-for-sale	(110,191)	(97,982)
Principal collected on installment and commercial loans	138,037	149,045
Installment and commercial loans originated or acquired	(175,943)	(178,524)
Principal collections on mortgage loans	57,666	67,195
Mortgage loans originated or acquired	(56,735)	(43,620)
Net purchase of FHLB and FRB stock	(886)	(475)
Net addition of premises and equipment	(826)	(2,252)

NET CASH USED IN INVESTING ACTIVITIES	(91,365)	(57,843)

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,179)	16,179
Net increase in FHLB advances and other borrowed funds	21,489	4,035
Net increase in securities sold under repurchase agreements	6,485	13,312
Proceeds from issuance of subordinated debentures	45,000	—
Cash dividends paid to stockholders	(4,115)	(3,161)
Proceeds from exercise of stock options	3,012	3,154

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,692	33,519

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,495)	7,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,140	79,377

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,645	86,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for: Interest	$8,349	10,896
Income taxes	$100	(354)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of March 31, 2004, December 31, 2003, and March 31, 2003, stockholders’ equity for the three months ended March 31, 2004 and the year ended December 31, 2003, the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2)	Organizational Structure:

The Company, headquartered in Kalispell, Montana, is a Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for seven wholly owned banking subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and Glacier Bank of Whitefish (“Whitefish”), all located in Montana, and Mountain West Bank (“Mountain West”) which is located in Idaho, Utah, and Washington. In addition, the Company formed two subsidiaries, Glacier Capital Trust I (“Glacier Trust I”), and Glacier Capital Trust II (“Glacier Trust II”), for the purpose of issuing trust preferred securities. The Company does not have any off-balance sheet entities.

On March 24, 2004, the Company formed Glacier Trust II and subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of 5.79 percent, were issued by the Company. The proceeds will be used for general corporate purposes.

The following abbreviated organizational chart illustrates the various relationships:

3)	Ratios:

Returns on average assets and average equity were calculated based on daily averages.

4)	Dividends Declared:

On April 28, 2004, the Board of Directors declared a five-for-four stock split payable May 20, 2004 to owners of record on May 11, 2004, and all per share amounts have been restated to reflect the effects of the stock split. On March 10, 2004, the Board of Directors declared a $.17 per share quarterly cash dividend to stockholders of record on April 13, 2004, payable on April 22, 2004.

5)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three
	months ended	months ended
	March 31, 2004	March 31, 2003
Net earnings available to common stockholders	$10,610,000	8,848,000
Average outstanding shares - basic	24,346,473	23,943,456
Add: Dilutive stock options	422,196	329,152

Average outstanding shares - diluted	24,768,669	24,272,608

Basic earnings per share	$0.44	0.37

Diluted earnings per share	$0.43	0.36

6)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF MARCH 31, 2004

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing within one year	1.29%	257	—	(1)	256
maturing five years through ten years	3.90%	189	7	—	196
maturing after ten years	2.34%	734	8	(1)	741

	2.37%	1,180	15	(2)	1,193

State and Local Governments and other issues:
maturing within one year	5.06%	1,055	15	—	1,070
maturing one year through five years	4.31%	5,869	81	(55)	5,895
maturing five years through ten years	5.37%	6,503	352	—	6,855
maturing after ten years	5.15%	297,424	15,167	(379)	312,212

	5.14%	310,851	15,615	(434)	326,032

Mortgage-Backed Securities	4.83%	69,909	1,498	(199)	71,208
Real Estate Mortgage Investment Conduits	3.26%	707,559	5,748	(2,155)	711,152
FHLB and FRB stock, at cost	4.24%	47,942	—	—	47,942

Total Investments	3.91%	$1,137,441	22,876	(2,790)	1,157,527

INVESTMENTS AS OF DECEMBER 31, 2003

					Estimated
(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Fair
	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing within one year	0.85%	$352	—	—	352
maturing one year through five years	1.29%	259	—	(1)	258
maturing after ten years	2.97%	957	15	(1)	971

	2.22%	1,568	15	(2)	1,581

State and Local Governments and other issues:
maturing within one year	5.69%	4,346	41	—	4,387
maturing one year through five years	4.30%	5,485	84	(102)	5,467
maturing five years through ten years	5.35%	4,910	197	—	5,107
maturing after ten years	5.13%	296,237	10,170	(1,683)	304,724

	5.13%	310,978	10,492	(1,785)	319,685

Mortgage-Backed Securities	4.30%	64,123	1,465	(342)	65,246
Real Estate Mortgage Investment Conduits	4.03%	662,727	4,983	(3,911)	663,799
FHLB and FRB stock, at cost	5.34%	46,643	—	—	46,643

Total Investments	4.41%	$1,086,039	16,955	(6,040)	1,096,954

Interest income includes tax-exempt interest for the three months ended March 31, 2004 and 2003 of $3,465,000 and $2,590,000, respectively.

Gross proceeds from sales of investment securities for the three months ended March 31, 2004 and 2003 were $0, and $2,031,000 respectively, resulting in gross gains of approximately $0, and $17,000, respectively. The cost of any investment sold is determined by specific identification.

There was an impairment charge for the three months ended March 31, 2003, of $454,000, for the impairment of value on collateralized mortgage obligations. The impairment charge is included in the net gain on sale of investments.

7)	Loans

The following table summarizes the Company’s loan portfolio.

TYPE OF LOAN	At		At		At
(Dollars in thousands)	3/31/2004		12/31/2003		03/31/2003
	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential first mortgage loans	$300,278	20.5%	$301,511	21.1%	$286,379	22.2%
Loans held for sale	16,609	1.1%	16,973	1.2%	37,509	2.9%

Total	316,887	21.6%	318,484	22.3%	323,888	25.1%
Commercial Loans:
Real estate	497,059	33.9%	483,684	33.8%	427,420	33.1%
Other commercial loans	378,133	25.8%	359,030	25.1%	278,544	21.6%

Total	875,192	59.7%	842,714	58.9%	705,964	54.7%
Consumer and Other Loans:
Consumer loans	94,310	6.4%	95,739	6.7%	106,158	8.2%
Home equity loans	206,608	14.1%	199,693	14.0%	178,728	13.8%

Total	300,918	20.5%	295,432	20.7%	284,886	22.0%
Net deferred loan fees, premiums and discounts	(2,284)	-0.1%	(2,275)	-0.2%	(1,872)	-0.1%
Allowance for Losses	(24,569)	-1.7%	(23,990)	-1.7%	(21,627)	-1.7%

Net Loans	$1,466,144	100.0%	$1,430,365	100.0%	$1,291,239	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

NONPERFORMING ASSETS	At	At	At
(Dollars in thousands)	3/31/2004	12/31/2003	3/31/2003
Non-accrual loans:
Real estate loans	$1,191	1,129	2,341
Commercial loans	8,287	8,246	5,283
Consumer and other loans	409	687	416

Total	$9,887	10,062	8,040
Accruing Loans 90 days or more overdue:
Real estate loans	249	379	140
Commercial loans	701	1,798	654
Consumer and other loans	288	242	116

Total	$1,238	2,419	910
Real estate and other assets owned	516	587	1,076

Total non-performing loans, and real estate and other assets owned	$11,641	13,068	10,026

As a percentage of total assets	0.42%	0.48%	0.43%
Interest Income (1)	$154	665	140

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, if such loans had been current for the entire period.

     The following table illustrates the loan loss experience:

	Three months ended	Year ended	Three months ended
ALLOWANCE FOR LOAN LOSS	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Balance at beginning of period	$23,990	20,944	20,944
Charge offs:
Real estate loans	(137)	(416)	(124)
Commercial loans	(140)	(912)	(32)
Consumer and other loans	(166)	(1,078)	(227)

Total charge offs	$(443)	(2,406)	(383)

Recoveries:
Real estate loans	42	126	61
Commercial loans	24	274	79
Consumer and other loans	126	284	85

Total recoveries	$192	684	225

Chargeoffs, net of recoveries	(251)	(1,722)	(158)
Acquisition (1)	—	959	—
Provision	830	3,809	841

Balance at end of period	$24,569	23,990	21,627

Ratio of net charge offs to average loans outstanding during the period	0.02%	0.12%	0.01%

(1)	Acquisition of Pend Oreille Bancorp, Inc.

The following table summarizes the allocation of the allowance for loan losses:

	March 31, 2004		December 31, 2003		March 31, 2003
		Percent		Percent		Percent
		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category
Real estate loans	$2,154	21.2%	2,147	21.8%	2,029	24.6%
Commercial real estate	7,650	33.3%	7,464	33.2%	7,170	32.5%
Other commercial	10,339	25.3%	9,951	24.7%	8,023	21.2%
Consumer and other loans	4,426	20.2%	4,428	20.3%	4,405	21.7%

Totals	$24,569	100.0%	23,990	100.0%	21,627	100.0%

8)	Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of March 31, 2004:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total
Gross carrying value	$10,122
Accumulated Amortization	(4,551)

Net carrying value	$5,571	1,335	6,906

Weighted-Average amortization period
(Period in years)	10.0	9.6	9.9
Aggregate Amortization Expense
For the three months ended March 31, 2004	$294	89	383
Estimated Amortization Expense
For the year ended December 31, 2004	$1,061	157	1,218
For the year ended December 31, 2005	891	88	979
For the year ended December 31, 2006	818	86	904
For the year ended December 31, 2007	800	83	883
For the year ended December 31, 2008	790	80	870

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

9)	Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at March 31, 2004, according to the time remaining to maturity:

	Certificates	Non-Maturity
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$18,033	506,831	524,864
Three to six months	19,836	—	19,836
Seven to twelve months	16,225	—	16,225
Over twelve months	18,731	—	18,731

Totals	$72,825	506,831	579,656

10)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and	As of and
	for the three	for the twelve	for the three
(Dollars in thousands)	months ended	months ended	months ended
	March 31, 2004	December 31, 2003	March 31, 2003
FHLB Advances
Amount outstanding at end of period	$801,679	777,294	500,425
Average balance	$815,825	601,679	490,510
Maximum outstanding at any month-end	$830,855	777,294	500,425
Weighted average interest rate	2.19%	2.80%	3.48%
Repurchase Agreements:
Amount outstanding at end of period	$63,453	56,968	59,518
Average balance	$63,271	61,609	55,849
Maximum outstanding at any month-end	$67,558	74,808	59,518
Weighted average interest rate	1.00%	1.09%	1.15%

11)	Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2004.

CONSOLIDATED	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
GAAP Capital	$252,901	252,901	252,901
Less: Goodwill and intangibles	(42,522)	(42,522)	(42,522)
Accumulated other comprehensive gain on AFS securities	(12,171)	(12,171)	(12,171)
Plus: Allowance for loan losses	—	22,036	—
Subordinated debentures	80,000	80,000	80,000
Other adjustments	—	147	—

Regulatory capital computed	$278,208	300,391	278,208

Risk weighted assets	$1,762,881	1,762,881

Total average assets			$2,720,291

Capital as % of defined assets	15.78%	17.04%	10.23%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	9.78%	7.04%	5.23%

12)	Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months ended March 31,
Dollars in thousands	2004	2003
Net earnings	$10,610	8,848
Unrealized holding gain (loss) arising during the period	9,169	(2,119)
Tax (expense) benefit	(3,614)	797

Net after tax	5,555	(1,322)
Reclassification adjustment for gains included in net income	—	17
Tax expense	—	(7)

Net after tax	—	10
Net unrealized gain (loss) on securities	5,555	(1,312)

Total comprehensive earnings	$16,165	7,536

13)	Stock Based Compensation

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

		Three months ended March 31,
		2004	2003
Net earnings (in thousands):	As reported	$10,610	8,848
	Compensation cost	(123)	(187)

	Pro forma	10,487	8,661

Basic earnings per share:	As reported	0.44	0.37
	Compensation cost	(0.01)	(0.01)

	Pro forma	0.43	0.36

Diluted earnings per share:	As reported	0.43	0.36
	Compensation cost	(0.01)	—

	Pro forma	0.42	0.36

14)	Segment Information

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

	Three months ended and as of March 31, 2004
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$9,335	8,820	6,344	9,224	3,412
Intersegment revenues	68	4	2	—	—
Expenses	(6,719)	(5,997)	(4,618)	(7,605)	(2,518)
Intercompany eliminations	—	—	—	—	—

Net income	$2,684	2,827	1,728	1,619	894

Total Assets	$603,740	598,702	449,044	558,012	214,116

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	3,387	2,261	93	42,876
Intersegment revenues	36	—	13,137	13,247
Expenses	(2,525)	(1,602)	(682)	(32,266)
Intercompany eliminations	—	—	(13,247)	(13,247)

Net income	898	659	(699)	10,610

Total Assets	220,461	155,173	29,793	2,829,041

	Three months ended and as of March 31, 2003
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$9,080	8,360	6,162	7,056	3,094
Intersegment revenues	51	—	—	—	—
Expenses	(6,539)	(5,961)	(4,846)	(5,730)	(2,374)
Intercompany eliminations	—	—	—	—	—

Net income	$2,592	2,399	1,316	1,326	720

Total Assets	$507,853	490,927	404,824	412,816	186,439

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	3,246	2,017	60	39,075
Intersegment revenues	33	—	11,158	11,242
Expenses	(2,566)	(1,502)	(709)	(30,227)
Intercompany eliminations	—	—	(11,242)	(11,242)

Net income	713	515	(733)	8,848

Total Assets	187,375	134,972	(2,700)	2,322,506

15)	Rate/Volume Analysis

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

	Three Months Ended March 31,
	2004 vs. 2003
	Increase (Decrease) due to:
(Dollars in Thousands)	Volume	Rate	Net
Interest Income
Real Estate Loans	$(446)	(525)	(971)
Commercial Loans	2,916	(1,310)	1,606
Consumer and Other Loans	228	(494)	(266)
Investment Securities	3,627	(593)	3,034

Total Interest Income	6,325	(2,922)	3,403
Interest Expense
NOW Accounts	23	(29)	(6)
Savings Accounts	28	(72)	(44)
Money Market Accounts	96	(414)	(318)
Certificates of Deposit	(266)	(830)	(1,096)
FHLB Advances	2,793	(2,560)	233
Other Borrowings and Repurchase Agreements	137	(60)	77

Total Interest Expense	2,811	(3,965)	(1,154)

Net Interest Income	$3,514	1,043	4,557

16)	Average Balance Sheet

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

AVERAGE BALANCE SHEET
(Dollars in Thousands)

	For the Three months ended 3-31-04			For the Three months ended 3-31-03
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
ASSETS
Real Estate Loans	$312,096	5,281	6.77%	$336,018	6,252	7.44%
Commercial Loans	859,587	13,223	6.19%	687,118	11,617	6.86%
Consumer and Other Loans	296,506	4,836	6.56%	283,807	5,102	7.29%

Total Loans	1,468,189	23,340	6.39%	1,306,943	22,971	7.13%
Tax -Exempt Investment Securities (1)	281,218	3,465	4.93%	204,221	2,590	5.07%
Investment Securities	834,147	8,660	4.15%	593,105	6,501	4.38%

Total Earning Assets	2,583,554	35,465	5.49%	2,104,269	32,062	6.09%

Non-Earning Assets	178,411			165,927

TOTAL ASSETS	$2,761,965			$2,270,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$246,298	113	0.18%	$206,086	119	0.23%
Savings Accounts	152,943	108	0.28%	129,495	152	0.48%
Money Market Accounts	389,865	857	0.88%	360,443	1,175	1.32%
Certificates of Deposit	432,271	2,405	2.24%	467,744	3,501	3.04%
FHLB Advances	815,825	4,445	2.19%	490,510	4,212	3.48%
Repurchase Agreements and Other Borrowed Funds	106,994	1,148	4.31%	94,863	1,071	4.58%

Total Interest Bearing Liabilities	2,144,196	9,076	1.70%	1,749,141	10,230	2.37%

Non-interest Bearing Deposits	343,350			274,226
Other Liabilities	27,464			28,203

Total Liabilities	2,515,010			2,051,570

Common Stock	195			174
Paid-In Capital	223,790			175,070
Retained Earnings	13,567			32,616
Accumulated Other Comprehensive Earnings	9,403			10,766

Total Stockholders’ Equity	246,955			218,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,761,965			$2,270,196

Net Interest Income		$26,389			$21,832

Net Interest Spread			3.79%			3.72%
Net Interest Margin on average earning assets			4.11%			4.21%
Return on Average Assets			1.55%			1.58%
Return on Average Equity			17.28%			16.41%

     (1) Excludes tax effect on non-taxable investment security income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

This section discusses the changes in Statement of Financial Condition items from March 31, 2003 and December 31, 2003, to March 31, 2004.

				$ change from	$ change from
	March 31,	December 31,	March 31,	December 31,	March 31,
Assets ($ in thousands)	2004	2003	2003	2003	2003
Cash on hand and in banks	$53,213	77,093	71,092	(23,880)	(17,879)
Investment securities and interest bearing deposits	1,184,959	1,106,001	843,408	78,958	341,551
Loans:
Real estate	316,227	317,774	323,311	(1,547)	(7,084)
Commercial	873,743	841,306	704,751	32,437	168,992
Consumer	300,743	295,275	284,804	5,468	15,939

Total loans	1,490,713	1,454,355	1,312,866	36,358	177,847
Allowance for loan losses	(24,569)	(23,990)	(21,627)	(579)	(2,942)

Total loans net of allowance for loan losses	1,466,144	1,430,365	1,291,239	35,779	174,905

Other assets	124,725	126,174	116,767	(1,449)	7,958

Total Assets	$2,829,041	2,739,633	2,322,506	89,408	506,535

At March 31, 2004 total assets were $2.829 billion which is $507 million greater than the March 31, 2003 assets of $2.323 billion, an increase of 22 percent, of which $89 million of the increase occurred in the first quarter 2004. In addition to the internal growth, the third quarter 2003 Pend Oreille Bank (POB) acquisition added $66 million to the asset base.

Total loans have increased $178 million from March 31, 2003 and $36 million from December 31, 2003, of which $50 million was from the POB acquisition. Commercial loans have increased $169 million, or 24 percent, and continue to be the focus of our lending. Real estate loan volume was at record levels through much of 2003, with $805 million originated for the year, up from $588 million in 2002. The majority of the real estate loan production was sold with loans held in the loan portfolio increasing by only $14 million from March 31, 2003. Loans held for sale declined $21 million from the March 31, 2003 total resulting in a net reduction of $7 million in real estate loan balances at March 31, 2004. Consumer loans have increased $16 million resulting from increases in home equity loans. Home-equity loans continue to be the primary source of our consumer loan originations and have increased approximately $28 million from a year ago.

Investment securities, including interest bearing deposits in other financial institutions, have increased $342 million from March 31, 2003 and $79 million from December 31, 2003. Additional investments were made to utilize funding liquidity that exceeded loan growth opportunities, and to capture the value of the spread between short term funding rates and the rate on two-to-five year maturity assets.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the three months ended March 31, 2004 and 2003 were $67 million and $145 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans are sold to other investors. The amount of loans sold and serviced for others on March 31, 2004 was approximately $184 million.

				$ change from	$ change from
	March 31,	December 31,	March 31,	December 31,	March 31,
Liabilities ($ in thousands)	2004	2003	2003	2003	2003
Non-interest bearing deposits	$366,277	369,052	307,659	(2,775)	58,618
Interest bearing deposits	1,225,169	1,228,573	1,168,443	(3,404)	56,726
Advances from Federal Home Loan Bank	801,679	777,294	500,425	24,385	301,254
Securities sold under agreements to repurchase and other borrowed funds	68,575	64,986	61,875	3,589	6,700
Other liabilities	34,440	26,889	29,326	7,551	5,114
Subordinated debentures	80,000	35,000	35,000	45,000	45,000

Total liabilities	$2,576,140	2,501,794	2,102,728	74,346	473,412

Total deposits have increased $115 million from March 31, 2003, of which $59 million came with the POB acquisition, and there was a decrease of $6 million from December 31, 2003. There was an increase of $59 million, or 19 percent, in non-interest bearing deposits. This growth in low cost stable funding gives us increased flexibility in managing our asset mix. Interest-bearing deposits are up $57 million, or 5 percent, of which $49 million was added by the POB acquisition. Federal Home Loan Bank advances have also increased $301 million as we continue to take advantage of the flexibility of that funding source in this current period of low interest rates. On March 24, 2004 subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of 5.79 percent, were issued by the Company. The proceeds will be used for general corporate purposes.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of March 31, 2004, the Company had $1.045 billion of available FHLB line of which $802 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2004, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

				$ change from	$ change from
Stockholders' equity	March 31,	December 31,	March 31,	December 31,	March 31,
($ in thousands except per share data)	2004	2003	2003	2003	2003
Common equity	$240,730	231,223	210,979	9,507	29,751
Net unrealized gain on securities	12,171	6,616	8,799	5,555	3,372

Total stockholders’ equity	$252,901	237,839	219,778	15,062	33,123

Stockholders’ equity to total assets	8.94%	8.68%	9.46%
Tangible equity to total assets	7.55%	7.23%	7.89%
Book value per common share	$10.34	9.83	9.14	0.51	1.20
Tangible book value per common share	$8.60	8.06	7.49	0.54	1.11
Market price per share at end of quarter	$25.80	25.98	19.46	(0.18)	6.34

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Net unrealized gains on securities increased $3.4 million from a year ago primarily the result of intermediate term interest rate changes. On April 28, 2004, the Board of Directors declared a five-for-four stock split payable May 20, 2004 to owners of record on May 11, 2004, and all per share amounts have been restated to reflect the effects of the stock split. On April 28, 2004, the Board of Directors also authorized the repurchase of up to five percent of the Company’s common shares. Such repurchases will be effected from time to time in the open market at prices acceptable to the Company.

	March 31,	December 31,	March 31,
Credit quality information ($ in thousands)	2004	2003	2003
Allowance for loan losses	$24,569	23,990	21,627
Non-performing assets	$11,641	13,068	10,026
Allowance as a percentage of non performing assets	211%	184%	216%
Non-performing assets as a percentage of total assets	0.42%	0.48%	0.43%
Allowance as a percentage of total loans	1.65%	1.65%	1.65%
Net charge-offs as a percentage of loans	0.02%	0.12%	0.01%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at March 31, 2004 were at ..42 percent, a decrease from .43 percent at March 31, 2003 and from .48 percent at December 31, 2003. This compares to the Peer Group average of .62 percent at December 31, 2003, the most recent information available. The allowance for loan losses was 211 percent of non-performing assets at March 31, 2004, compared to 216 percent a year ago. The allowance has increased $2.942 million, or 14 percent, from a year ago to $24.569 million, remaining at 1.65 percent of total loans outstanding. The first quarter provision expense for loan losses was $830 thousand, a decrease of $11 thousand from the same quarter in 2003.

Results of Operations – The three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Operating results for the three months ended March 31, 2004 include amounts related to the operation of the three branches acquired from the POB acquisition as of July 15, 2003.

The Company reported net quarterly earnings of $10.610 million which is an increase of $1.762 million, or 20 percent, over the $8.848 million for the first quarter of 2003. Diluted earnings per share of $.43, is an increase of 19 percent over the per share earnings of $.36 for the same quarter of 2003. Return on average assets and return on average equity for the quarter were 1.55 percent and 17.28 percent, respectively, which compares with prior year returns of 1.58 percent and 16.41 percent

Revenue summary	Three months ended March 31,
($ in thousands)	2004	2003	$ change	% change
Net interest income	$26,389	21,832	4,557	20.9%
Fees and other revenue:
Service charges, loan fees, and other fees	5,092	4,619	473	10.2%
Gain on sale of loans	1,771	2,271	(500)	-22.0%
Gain on sale of investments, net of impairment charge	—	(437)	437	-100.0%
Other income	548	560	(12)	-2.1%

Total non-interest income	7,411	7,013	398	5.7%

Total revenue	$33,800	28,845	4,955	17.2%

Tax equivalent net interest margin	4.29%	4.35%

Net Interest Income

Net interest income for the quarter increased $4.557 million, or 21 percent, over the same period in 2003. Total interest income was $3.403 million, or 11 percent higher than the same quarter in 2003, while total interest expense was $1.154 million or 11 percent lower. The decrease in interest expense is partly attributed to the increase in non-interest bearing deposits which reduced the need to borrow funds. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased from 4.35 percent for the 2003 quarter to 4.29 percent for the first quarter of 2004. The net interest margin increased from the 4.17 percent for the fourth quarter of 2003 and was higher than any of the last three quarters of 2003. Premium amortization on mortgage related investments for the current quarter was $2.553 million, down from the $3.884 million during the fourth quarter of 2003, and approximately the same level as last year’s quarter. Mortgage security prepayments have slowed resulting in less amortization expense allowing our net interest margin to stabilize. We continue to deploy a strategy of investing in short term securities that carry lower current yields. We believe it is inappropriate in this rate environment to extend maturities in order to achieve higher yields.

Non-interest Income

Fee income increased 10 percent over the same period last year, driven primarily by an increased number of loan and deposit accounts. Gain on sale of loans decreased $500 thousand from the first quarter of last year and $163 thousand from the fourth quarter of 2003, reflecting the reduced mortgage loan refinancing activity. Other income, which includes a variety of activities, was $12 thousand lower than the prior year’s quarter. In the first quarter of 2003 a valuation impairment charge of $454 thousand, due to rapid prepayment of mortgage-backed securities, was netted against a $17 thousand gain on sale of investments and recorded as a net loss on sale of investments. There were no realized gains or losses on investments in the first quarter of 2004.

Non-interest expense summary	Three months ended March 31,
($ in thousands)	2004	2003	$ change	% change
Compensation and employee benefits	$9,806	7,979	1,827	22.9%
Occupancy and equipment expense	2,631	2,435	196	8.0%
Outsourced data processing expense	413	562	(149)	-26.5%
Core deposit intangible amortization	294	338	(44)	-13.0%
Other expenses	4,282	3,569	713	20.0%

Total non-interest expense	$17,426	14,883	2,543	17.1%

Non-interest Expense

Non-interest expense increased by $2.543 million, or 17 percent, from the same quarter of 2003. Current year includes expenses of the three branches from the POB acquisition, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, one of the fastest growing cities in Montana. Compensation and benefit expense increased $1.827 million, or 23 percent from the first quarter of 2003 with the additional bank branches, and normal compensation increases for job performance, accounting for the majority of the increase. Outsourced data processing expense decreased by $149 thousand, the result of bringing the core processing for all subsidiaries onto our in-house data system. Other expenses increased $713 thousand, or 20 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, and costs associated with the new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the 2004 quarter the same as the 2003 quarter.

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan loss is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations and liquidity.

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

Forward Looking Statements

This Form 10-Q may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company believes that there has not been any material changes in information about the Company’s market risk that was provided in the Form 10-K report for the year ended December 31, 2003.

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

     (b) Current Report on Form 8-K

On February 5, 2004, a Form 8-K was filed announcing fourth quarter financial results for 2003.

On March 24, 2004, a Form 8-K was filed announcing the completion of the private sale of $45 million in capital securities representing preferred beneficial interests in Glacier Capital Trust II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
May 6, 2004	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

May 6, 2004	/s/ James H. Strosahl
James H. Strosahl
Executive Vice President/CFO