Form 10-Q
period 2004-06-30
GLACIER BANCORP INC
filed 2004-08-06
CIK 868671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _______________ to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

MONTANA                                                    81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)

--------------------------------------------------------------------------------
 49 Commons Loop, Kalispell, Montana                                    59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

--------------------------------------------------------------------------------
Registrant's telephone number, including area code (406) 756-4200
--------------------------------------------------------------------------------

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

The number of shares of Registrant's common stock outstanding on July 28, 2004 was 24,470,409. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                          Page#
                                                                                          -----
PART I.              FINANCIAL INFORMATION

         Item 1 - Financial Statements

                     Condensed Consolidated Statements of Financial Condition -
                     June 30, 2004, December 31, 2003 and June 30, 2003 (unaudited)...       3

                     Condensed Consolidated Statements of Operations -
                     Three and six months ended June 30, 2004 and 2003 (unaudited).....      4

                     Condensed Consolidated Statements of Stockholders' Equity and
                     Comprehensive Income - Year ended December 31, 2003
                     and six months ended June 30, 2004 (unaudited)....................      5

                     Condensed Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2004 and 2003 (unaudited)...............      6

                     Notes to Condensed Consolidated Financial Statements (unaudited)..      7

         Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results of Operations.................     19

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk............     25

         Item 4 - Controls and Procedures..............................................     25

PART II              OTHER NFORMATION..................................................     26

         Item 1 - Legal Proceedings....................................................     26

         Item 2 - Changes in Securities and Use of Proceeds............................     26

         Item 3 - Defaults Upon Senior Securities......................................     26

         Item 4 -  Submission of Matters to a Vote of Security Holders.................     26

         Item 5 - Other Information....................................................     27

         Item 6 - Exhibits and Reports on Form 8-K.....................................     27

         Signatures....................................................................     28

                         GLACIER BANCORP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      JUNE 30,        December 31,     June 30,
         (UNAUDITED - dollars in thousands, except per share data)                      2004             2003           2003
         ---------------------------------------------------------                  ------------      ----------     ----------
ASSETS:
    Cash on hand and in banks...................................................    $     69,848          77,093         71,738
    Interest bearing cash deposits .............................................          13,302           9,047         11,387
                                                                                    ------------      ----------     ----------
       Cash and cash equivalents ...............................................          83,150          86,140         83,125
    Investment securities, available-for-sale ..................................       1,086,219       1,050,311        884,451
    Federal Home Loan Bank stock, at cost ......................................          43,579          41,235         39,431
    Federal Reserve Bank stock, at cost ........................................           5,800           5,408          5,250
    Net loans receivable .......................................................       1,555,159       1,413,392      1,333,604
    Loans held for sale ........................................................          16,085          16,973         48,831
    Premises and equipment, net ................................................          53,037          53,251         48,658
    Real estate and other assets owned .........................................             448             587            682
    Accrued interest receivable ................................................          15,480          14,941         13,213
    Core deposit intangible, net ...............................................           5,468           5,865          6,193
    Goodwill ...................................................................          37,375          36,951         33,189
    Other assets ...............................................................          14,109          14,579         14,734
                                                                                    ------------      ----------     ----------
                                                                                    $  2,915,909       2,739,633      2,511,361
                                                                                    ============      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Non-interest bearing deposits...............................................    $    402,337         369,052        337,193
    Interest bearing deposits ..................................................       1,233,418       1,228,573      1,165,386
    Advances from Federal Home Loan Bank of Seattle ............................         848,770         777,294        625,670
    Securities sold under agreements to repurchase .............................          72,268          56,968         74,808
    Other borrowed funds .......................................................          14,051           8,018         12,383
    Accrued interest payable ...................................................           5,667           4,353          5,092
    Current income taxes .......................................................           1,744             826          1,314
    Deferred taxes .............................................................             128           7,369         10,244
    Subordinated debentures ....................................................          80,000          35,000         35,000
    Other liabilities ..........................................................          15,462          14,341         14,006
       Total liabilities .......................................................       2,673,845       2,501,794      2,281,096
                                                                                    ------------      ----------     ----------
    Preferred shares, 1,000,000 shares authorized. None outstanding ............               -               -              -
    Common stock, $.01 par value per share.  62,500,000 shares authorized ......             245             242            241
    Paid-in capital ............................................................         224,933         222,588        220,576
    Retained earnings (deficit) - substantially restricted .....................          21,489           8,393         (3,089)
    Accumulated other comprehensive (loss) income ..............................          (4,603)          6,616         12,537
                                                                                    ------------      ----------     ----------
       Total stockholders' equity ..............................................         242,064         237,839        230,265
                                                                                    ------------      ----------     ----------
                                                                                    $  2,915,909       2,739,633      2,511,361
                                                                                    ============      ==========     ==========
    Number of shares outstanding                                                      24,457,033      24,203,338     24,100,074
    Book value per share                                                            $       9.90            9.83           9.55
    Tangible book value per share                                                   $       8.15            8.06           7.92

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (UNAUDITED - dollars in thousands, except per share data)     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
    ---------------------------------------------------------     ---------------------------      --------------------------
                                                                      2004            2003            2004               2003
                                                                  -----------      ----------      ----------      ----------
INTEREST INCOME:
     Real estate loans ........................................   $     5,408           5,849          10,689          12,101
     Commercial loans .........................................        13,715          12,362          26,938          23,979
     Consumer and other loans .................................         4,912           5,030           9,748          10,132
     Investment securities and other ..........................        11,406           8,372          23,531          17,463
                                                                  -----------      ----------      ----------      ----------
           Total interest income ..............................        35,441          31,613          70,906          63,675
                                                                  -----------      ----------      ----------      ----------
INTEREST EXPENSE:
     Deposits .................................................         3,413           4,431           6,896           9,378
     Federal Home Loan Bank of Seattle advances ...............         4,491           4,087           8,936           8,299
     Securities sold under agreements to repurchase ...........           177             175             334             333
     Subordinated debentures ..................................         1,555             909           2,517           1,813
     Other borrowed funds .....................................            26              47              55              56
                                                                  -----------      ----------      ----------      ----------
           Total interest expense .............................         9,662           9,649          18,738          19,879
                                                                  -----------      ----------      ----------      ----------
NET INTEREST INCOME                                                    25,779          21,964          52,168          43,796
     Provision for loan losses ................................           965           1,051           1,795           1,892
                                                                  -----------      ----------      ----------      ----------
          Net interest income after provision for loan losses..        24,814          20,913          50,373          41,904
                                                                  -----------      ----------      ----------      ----------
NON-INTEREST INCOME:
     Service charges and other fees ...........................         4,982           3,846           9,055           7,435
     Miscellaneous loan fees and charges ......................         1,340           1,132           2,359           2,162
     Gains on sale of loans ...................................         2,026           3,211           3,797           5,482
     Gains on sale of investments, net of impairment charge ...             -           1,685               -           1,248
     Other income .............................................           500             439           1,048             999
                                                                  -----------      ----------      ----------      ----------
          Total non-interest income ...........................         8,848          10,313          16,259          17,326
                                                                  -----------      ----------      ----------      ----------
NON-INTEREST EXPENSE:
     Compensation, employee benefits
            and related expenses ..............................         9,851           9,050          19,657          17,029
     Occupancy and equipment expense ..........................         2,733           2,295           5,364           4,730
     Outsourced data processing expense .......................           368             266             781             828
     Core deposit intangibles amortization ....................           251             291             545             629
     Other expenses ...........................................         4,805           4,418           9,087           7,987
                                                                  -----------      ----------      ----------      ----------
          Total non-interest expense ..........................        18,008          16,320          35,434          31,203
                                                                  -----------      ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES                                           15,654          14,906          31,198          28,027
     Federal and state income tax expense .....................         4,891           4,974           9,825           9,247
                                                                  -----------      ----------      ----------      ----------
NET EARNINGS                                                      $    10,763           9,932          21,373          18,780
                                                                  ===========      ==========      ==========      ==========
Basic earnings per share ......................................   $      0.44            0.41            0.88            0.78
Diluted earnings per share ....................................   $      0.43            0.41            0.86            0.77
Dividends declared per share ..................................   $      0.17            0.15            0.34            0.28
Return on average assets (annualized) .........................          1.51%           1.67%           1.53%           1.63%
Return on average equity (annualized) .........................         17.60%          17.51%          17.54%          16.95%
Return on tangible average equity (annualized) ................         21.27%          21.20%          21.23%          20.62%
Average outstanding shares - basic ............................    24,454,851      24,084,445      24,400,662      24,014,340
Average outstanding shares - diluted ..........................    24,864,868      24,461,768      24,817,045      24,369,273

     See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
         Year ended December 31, 2003 and Six months ended June 30, 2004

                                                                                                   Retained
                                                                                                   earnings
                                                                                                 (accumulated  Accumulated  Total
                                                                   Common Stock                    deficit)    other comp-  stock-
                                                              ---------------------   Paid-in   substantially   rehensive  holders'
(UNAUDITED - dollars in thousands, except per share data)       Shares       Amount   capital     restricted     income     equity
                                                              -----------    ------   --------  -------------    --------- --------
Balance at December 31, 2002 ...............................  23,768,000     $ 238     216,927     (15,027)       10,111    212,249
Comprehensive income:
     Net earnings ..........................................           --       --          --      38,008            --     38,008
     Unrealized loss on securities, net of reclassification
       adjustment and taxes ................................           --       --          --          --        (3,495)    (3,495)
                                                                                                                            -------
Total comprehensive income .................................                                                                 34,513
                                                                                                                            -------
Cash dividends declared ($ 60 per share) ...................           --       --          --     (14,573)           --    (14,573)
Stock options exercised ....................................      435,338        4       4,670          --            --      4,674
Acquisition of fractional shares ...........................           --       --          --         (15)           --        (15)
Tax benefit from stock related compensation ................           --       --         991          --            --        991
                                                              -----------    -----    --------      ------        ------    -------
Balance at December 31, 2003 ...............................   24,203,338    $ 242     222,588       8,393         6,616    237,839
Comprehensive income:
     Net earnings ..........................................           --       --          --      21,373            --     21,373
     Unrealized loss on securities, net of reclassification
         adjustment and taxes ..............................           --       --          --          --       (11,219)   (11,219)
                                                                                                                            -------
Total comprehensive income .................................                                                                 10,154
                                                                                                                            -------
Cash dividends declared ($ 34 per share) ...................           --       --          --      (8,277)           --     (8,277)
Stock options exercised ....................................      324,945        4       4,158          --            --      4,162
Repurchase and retirement of stock .........................      (71,250)      (1)     (1,804)         --            --     (1,805)
Acquisition of fractional shares ...........................           --       --          (9)         --            --         (9)
                                                              -----------    -----    --------      ------        ------    -------
Balance at June 30, 2004 ...................................   24,457,033    $ 245     224,933      21,489        (4,603)   242,064
                                                              ===========    =====    ========      ======        ======    =======

See accompanying notes to condensed consolidated financial statements

                              GLACIER BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             (UNAUDITED - dollars in thousands)                            SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------             --------------------------
                                                                             2004          2003
                                                                          -----------     ----------
OPERATING ACTIVITIES :
      Net cash provided by operating activities.......................     $   35,876         33,038

INVESTING ACTIVITIES:
      Proceeds from sales, maturities and prepayments of
          investments available-for-sale..............................        124,561        162,984
      Purchases of investments available-for-sale ....................       (185,351)      (308,689)
      Principal collected on installment and commercial loans.........        283,618        307,486
      Installment and commercial loans originated or acquired.........       (403,443)      (413,141)
      Principal collections on mortgage loans.........................        146,440        143,767
      Mortgage loans originated or acquired...........................       (170,138)      (124,939)
      Net purchase of FHLB and FRB stock..............................         (1,901)          (672)
      Acquisition of Ione branch......................................         14,524              -
      Net addition of premises and equipment..........................         (2,046)        (3,459)
                                                                           ----------       --------
           NET CASH USED IN INVESTING ACTIVITIES......................       (193,736)      (236,663)
                                                                           ----------       --------
FINANCING ACTIVITIES:
      Net increase in deposits........................................         22,990         42,656
      Net increase in FHLB advances and other borrowed funds..........         77,509        139,305
      Net increase in securities sold under repurchase agreements.....         15,300         28,602
      Proceeds from issuance of subordinated debentures...............         45,000              -
      Cash dividends paid to stockholders.............................         (8,277)        (6,827)
      Proceeds from exercise of stock options.........................          4,162          3,637
      Repurchase and retirement of stock..............................         (1,805)             -
      Cash paid for stock split.......................................             (9)             -
                                                                           ----------       --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES...................        154,870        207,373
                                                                           ----------       --------

          NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........         (2,990)         3,748
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................         86,140         79,377
                                                                           ----------       --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD......................     $   83,150         83,125
                                                                           ==========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the period for:           Interest.............     $   17,423         20,879
                                                 Income taxes.........     $    8,907          5,908

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)    Basis of Presentation:

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2004, December 31, 2003, and June 30, 2003, stockholders' equity for the six months ended June 30, 2004 and the year ended December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

      The accompanying consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2)    Organizational Structure:

      The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990, pursuant to the reorganization of Glacier Bank, FSB into a bank holding company. The Company is the parent company for seven wholly owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and Glacier Bank of Whitefish ("Whitefish"), all located in Montana, and Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington. In addition, the Company formed two subsidiaries, Glacier Capital Trust I ("Glacier Trust I"), and Glacier Capital Trust II ("Glacier Trust II"), for the purpose of issuing trust preferred securities. The Company does not have any off-balance sheet entities.

      On March 24, 2004, the Company formed Glacier Trust II and subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of 5.79 percent, were issued by the Company. The proceeds were used for general corporate purposes.

      The following abbreviated organizational chart illustrates the various relationships:

                                       Glacier Bancorp, Inc.
                                     (Parent Holding Company)
                                              |
----------------------------------------------|----------------------------------------------------
  Glacier Bank           First Security Bank  |    Western Security Bank       Mountain West Bank
(Commercial bank)           of Missoula      |      (Commercial bank)           of Coeur d'Alene
                         (Commercial bank)    |                                 (Commercial bank)
                                              |
----------------------------------------------|----------------------------------------------------
     Big Sky                 Valley Bank              Glacier Bank         Glacier Capital Trust I
  Western Bank                of Helena               of Whitefish                   and
(Commercial Bank)         (Commercial bank)         (Commercial bank)      Glacier Capital Trust II

3)    Ratios:

      Returns on average assets and average equity were calculated based on daily averages.

4)    Dividends Declared:

      On April 28, 2004, the Board of Directors declared a five-for-four stock split payable May 20, 2004 to owners of record on May 11, 2004, and all share and per share amounts have been restated to reflect the effects of the stock split. On June 30, 2004, the Board of Directors declared a $.17 per share quarterly cash dividend to stockholders of record on July 13, 2004, payable on July 22, 2004.

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

                                                      Three           Three                 Six              Six
                                                   months ended     months ended         months ended     months ended
                                                   June 30, 2004    June 30, 2003        June 30, 2004   June 30, 2003
                                                   -------------    -------------       --------------   -------------
Net earnings available to common
   stockholders................................    $  10,763,000      9,932,000          21,373,000        18,780,000
Average outstanding shares - basic.............       24,454,851     24,084,445          24,400,662        24,014,340
Add:  Dilutive stock options...................          410,017        377,323             416,383           354,933
                                                   -------------     ----------          ----------        ----------
Average outstanding shares - diluted...........       24,864,868     24,461,768          24,817,045        24,369,273
                                                   =============     ==========          ==========        ==========
Basic earnings per share.......................    $        0.44           0.41                0.88              0.78
                                                   =============     ==========          ==========        ==========
Diluted earnings per share.....................    $        0.43           0.41                0.86              0.77
                                                   =============     ==========          ==========        ==========

6)    Investments:

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available for sale, is as follows.

                         INVESTMENTS AS OF JUNE 30, 2004

(Dollars in thousands)                                                                                Estimated
                                                      Weighted        Amortized   Gross Unrealized      Fair
                                                       Yield            Cost      Gains    Losses       Value
                                                     -----------    ------------  ------   --------   ----------
U.S. GOVERNMENT AND FEDERAL AGENCIES

  maturing within one year.........................      1.29%               255       -        (1)         254
  maturing one year through five years.............      3.66%            21,168      11       (15)      21,164
  maturing five years through ten years............      2.94%               366      13         -          379
  maturing after ten years.........................      1.97%               495       3        (1)         497
                                                                     -----------   -----    -------   ---------
                                                         3.59%            22,284      27       (17)      22,294
                                                                     -----------   -----    -------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:

  maturing within one year.........................      5.02%               948       6        -           954
  maturing one year through five years.............      4.64%             5,749      73       (22)       5,800
  maturing five years through ten years............      5.37%             6,502     256         -        6,758
  maturing after ten years                               5.15%           297,700   4,628    (7,263)     295,065
                                                                     -----------   -----    -------   ---------
                                                         5.14%           310,899   4,963    (7,285)     308,577
                                                                     -----------   -----    -------   ---------

MORTGAGE-BACKED SECURITIES.........................      4.56%            65,231   1,077    (1,197)      65,111

REAL ESTATE MORTGAGE INVESTMENT CONDUITS...........      4.34%           695,400   3,479    (8,642)     690,237

FHLB AND FRB STOCK, AT COST........................      4.23%            49,379       -         -       49,379
                                                                     -----------   -----    -------   ---------
  TOTAL INVESTMENTS                                      4.55%       $ 1,143,193   9,546    (17,141)  1,135,598
                                                                     ===========   =====    =======   ==========

                      INVESTMENTS AS OF DECEMBER 31, 2003

                                                                                                      Estimated
(Dollars in thousands)                                Weighted       Amortized     Gross Unrealized     Fair
                                                       Yield          Cost        Gains    Losses       Value
                                                     -----------    ------------  ------   --------   ----------
U.S. GOVERNMENT AND FEDERAL AGENCIES

  maturing within one year.........................     0.85%       $        352       -          -         352
  maturing one year through five years.............     1.29%                259       -         (1)        258
  maturing after ten years ........................     2.97%                957      15         (1)        971
                                                                    ------------  ------     ------     -------
                                                        2.22%              1,568      15         (2)      1,581
                                                                    ------------  ------     ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:

  maturing within one year.........................     5.69%              4,346      41          -       4,387
  maturing one year through five years.............     4.30%              5,485      84       (102)      5,467
  maturing five years through ten years............     5.35%              4,910     197          -       5,107
  maturing after ten years.........................     5.13%            296,237  10,170     (1,683)    304,724
                                                                    ------------  ------     ------     -------
                                                        5.13%            310,978  10,492     (1,785)    319,685
                                                                    ------------  ------     ------     -------

MORTGAGE-BACKED SECURITIES.........................     4.30%             64,123   1,465       (342)     65,246

REAL ESTATE MORTGAGE INVESTMENT CONDUITS...........     4.03%            662,727   4,983     (3,911)    663,799

FHLB AND FRB STOCK, AT COST........................     5.34%             46,643       -          -      46,643
                                                                    ------------  ------     ------     -------
TOTAL INVESTMENTS                                       4.41%       $  1,086,039  16,955     (6,040)  1,096,954
                                                                    ============  ======     ======   =========

      Interest income includes tax-exempt interest for the six months ended June 30, 2004 and 2003 of $6,959,000 and $5,179,000, respectively, and the three months ended June 30, 2004 and 2003 of $3,494,000 and $2,589,000, respectively.

      Gross proceeds from sales of investment securities for the six months ended June 30, 2004 and 2003 were $0, and $19,597,000 respectively, resulting in gross gains of approximately $0, and $3,497,000, respectively. Gross proceeds from sales of investment securities for the three months ended June 30, 2004 and 2003 were $0, and $17,566,000 respectively, resulting in gross gains of approximately $0, and $3,480,000, respectively. The cost of any investment sold is determined by specific identification.

      There was an impairment charge for the three and six months ended June 30, 2003, of $1,795,000 and $2,249,000, respectively, for the impairment of value on collateralized mortgage obligations. The impairment charge is included in the net gain on sale of investments.

7) Loans

      The following table summarizes the Company's loan portfolio.

                                                    At                          At                         At
                                                 6/30/2004                  12/31/2003                  6/30/2003
          TYPE OF LOAN                 -----------------------     -------------------------     -------------------------
     (Dollars in Thousands)              Amount         Percent      Amount           Percent     Amount          Percent
--------------------------------       -----------      -------    -----------        -------    -----------      --------
Real Estate Loans:
 Residential first mortgage loans      $   324,755        20.7%    $   301,511          21.1%    $   290,844        21.0%
 Loans held for sale                        16,085         1.0%         16,973           1.2%         48,831         3.5%
                                       -----------       -----     -----------         -----     -----------       -----
     Total                                 340,840        21.7%        318,484          22.3%        339,675        24.5%
Commercial Loans:
 Real estate                               459,909        29.3%        483,684          33.8%        447,315        32.3%
 Other commercial loans                    475,744        30.3%        359,030          25.1%        334,236        24.2%
                                       -----------       -----     -----------         -----     -----------       -----
     Total                                 935,653        59.6%        842,714          58.9%        781,551        56.5%
Consumer and Other Loans:
 Consumer loans                             94,346         6.0%         95,739           6.7%         97,627         7.1%
 Home equity loans                         228,216        14.5%        199,693          14.0%        187,885        13.6%
                                       -----------       -----     -----------         -----     -----------       -----
     Total                                 322,562        20.5%        295,432          20.7%        285,512        20.7%
 Net deferred loan fees, premiums
      and discounts                         (2,665)       -0.2%         (2,275)        -0.2%          (1,949)       -0.1%
 Allowance for Losses                      (25,146)       -1.6%        (23,990)        -1.7%         (22,354)       -1.6%
                                       -----------       -----     -----------         -----     -----------       -----
Net Loans                              $ 1,571,244       100.0%    $ 1,430,365         100.0%    $ 1,382,435       100.0%
                                       ===========       =====     ===========         =====     ===========       =====

The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in Thousands)                       At          At         At
                                         6/30/2004   12/31/2003  6/30/2003
                                          -------    ----------  ---------
Non-accrual loans:
    Real estate loans                     $   756        1,129     2,035
    Commercial loans                        8,008        8,246     6,189
    Consumer and other loans                  380          687       317
                                          -------       ------    ------
      Total                               $ 9,144       10,062     8,541
Accruing Loans 90 days or more overdue:
    Real estate loans                         160          379       351
    Commercial loans                          796        1,798     1,014
    Consumer and other loans                  106          242        87
                                          -------       ------    ------
      Total                               $ 1,062        2,419     1,452

Real estate and other assets owned            448          587       682

Total non-performing loans, and real
                                          -------       ------    ------
  estate and other assets owned           $10,654       13,068    10,675
                                          =======       ======    ======

  As a percentage of total assets            0.37%        0.48%     0.42%

Interest Income (1)                       $   281          665       292

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS                   Six months ended         Year ended         Six months ended
                                             June 30,              December 31,           June 30,
            (Dollars in Thousands)             2004                    2003                 2003
                                             --------            --------------       ----------------
Balance at beginning of period               $ 23,990                20,944               20,944
  Charge offs:
     Real estate loans                           (128)                 (416)                (184)
     Commercial loans                            (439)                 (912)                (293)
     Consumer and other loans                    (377)               (1,078)                (429)
                                             --------               -------              -------
       Total charge offs                     $   (944)               (2,406)                (906)
                                             --------               -------              -------

  Recoveries:

     Real estate loans                             50                   126                  137
     Commercial loans                              84                   274                  118
     Consumer and other loans                     171                   284                  169
                                             --------               -------              -------
       Total recoveries                      $    305                   684                  424
                                             --------               -------              -------

  Chargeoffs, net of recoveries                  (639)               (1,722)                (482)
  Acquisition (1)                                   -                   959                    -
  Provision                                     1,795                 3,809                1,892
                                             --------               -------              -------
Balance at end of period                     $ 25,146                23,990               22,354
                                             ========               =======              =======
Ratio of net charge offs to average
   loans outstanding during the period           0.04%                 0.12%                0.03%

(1) Acquisition of Pend Oreille Bancorp, Inc.

The following table summarizes the allocation of the allowance for loan losses:

                                     June 30, 2004            December 31, 2003             June 30, 2003
                               -------------------------   ------------------------   -------------------------
                                               Percent                    Percent                    Percent
                                             of loans in                of loans in                of loans in
    (Dollars in thousands)      Allowance     category       Allowance   category      Allowance    category
                               ------------  -----------   ------------ -----------   ----------  -------------
Real estate loans              $      2,303     21.3%         2,147        21.8%          2,085          24.1%
Commercial real estate                8,051     28.8%         7,464        33.2%          6,686          31.8%
Other commercial                     10,343     29.7%         9,951        24.7%          9,242          23.8%
Consumer and other loans              4,449     20.2%         4,428        20.3%          4,341          20.3%
                               ------------   ------        -------        ----          ------        ------
   Totals                      $     25,146    100.0%        23,990        100.0%        22,354         100.0%
                               ============   ======        =======        =====         ======        ======

8) Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of June 30, 2004:

                                             Core Deposit     Mortgage
          (Dollars in thousands)              Intangible  Servicing Rights (1)     Total
-------------------------------------------  ------------ -------------------   ---------

    Gross carrying value                       $ 10,270
    Accumulated Amortization                     (4,802)
                                               --------
    Net carrying value                         $  5,468         1,267              6,735
                                               ========

WEIGHTED-AVERAGE AMORTIZATION PERIOD

    (Period in years)                              10.0           9.7                9.9

AGGREGATE AMORTIZATION EXPENSE

    For the three months ended June 30, 2004   $    251            90                341
    For the six months ended June 30, 2004     $    545           179                724

ESTIMATED AMORTIZATION EXPENSE

    For the year ended December 31, 2004       $  1,074           222              1,296
    For the year ended December 31, 2005            917            82                999
    For the year ended December 31, 2006            841            81                922
    For the year ended December 31, 2007            820            78                898
    For the year ended December 31, 2008            807            76                883

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

      On June 4, 2004, the Company acquired Ione branch, which resulted in additional core deposit intangible of $148,000 and goodwill of $424,000.

9) Deposits

      The following table illustrates the amounts outstanding for deposits greater than $100,000 at June 30, 2004, according to the time remaining to maturity:

                                       Certificates     Non-Maturity
      (Dollars in thousands)            of Deposit       Deposits         Totals
------------------------------------   -------------   ------------     ----------
Within three months..............      $      32,845       538,712         571,557
Three to six months..............             14,436             -          14,436
Seven to twelve months...........             13,616             -          13,616
Over twelve months...............             22,256             -          22,256
                                       -------------   -----------      ----------
   Totals                              $      83,153       538,712         621,865
                                       =============   ===========      ==========

10) Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle
      (FHLB) advances and repurchase agreements:

                                                 As of and              As of and            As of and
                                                for the six           for the twelve        for the six
                  (Dollars in thousands)        months ended           months ended         months ended
                                               June 30, 2004        December 31, 2003      June 30, 2003
                                               -------------        -----------------      -------------
FHLB Advances
  Amount outstanding at end of period.......     $848,770                777,294              625,670
  Average balance...........................     $823,016                601,679              515,349
  Maximum outstanding at any month-end           $862,136                777,294              625,670
  Weighted average interest rate                     2.18%                  2.80%                3.25%

Repurchase Agreements:

  Amount outstanding at end of period.......     $ 72,268                 56,968               74,808
  Average balance                                $ 66,790                 61,609               59,710
  Maximum outstanding at any month-end......     $ 72,268                 74,808               74,808
  Weighted average interest rate............         1.00%                  1.09%                1.12%

11) Stockholders' Equity:

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2004.

                      CONSOLIDATED
--------------------------------------------         Tier 1 (Core)  Tier 2 (Total)   Leverage
                 (Dollars in thousands)                 Capital        Capital        Capital
--------------------------------------------          -----------     ----------     --------
GAAP Capital....................................      $   242,064        242,064      242,064
Less: Goodwill and intangibles..................          (42,843)       (42,843)     (42,843)
    Accumulated other comprehensive
    Unrealized loss on AFS equity securities....             (246)          (246)        (246)
Plus: Allowance for loan losses                                 -              -            -
    Unrealized loss on AFS securities...........            4,603          4,603        4,603
    Subordinated debentures.....................           80,000         80,000       80,000
                                                      -----------     ----------  -----------
Regulatory capital computed.....................      $   283,578        307,072      283,578
                                                      ===========     ==========  ===========

Risk weighted assets............................      $ 1,879,552      1,879,552
                                                      ===========     ==========

Total average assets............................                                  $ 2,800,069
                                                                                  ===========

Capital as % of defined assets..................            15.09%         16.34%       10.13%
Regulatory "well capitalized" requirement.......             6.00%         10.00%        5.00%
                                                      -----------     ----------  -----------
Excess over "well capitalized" requirement......             9.09%          6.34%        5.13%
                                                      ===========     ==========  ===========

12) Comprehensive Earnings:

      The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                          For the three months               For the six months
                                                              ended June 30,                    ended June 30,
                 Dollars in thousands                   2004                   2003         2004               2003
---------------------------------------------------   ---------               -------      -------           --------
Net earnings.......................................   $  10,763                 9,932        21,373            18,780

Unrealized holding (loss) gain arising during
  the period.......................................     (27,680)                2,663       (18,511)              544
Tax benefit (expense)..............................      10,906                (1,048)        7,292              (251)
                                                      ---------               -------       -------            ------
    Net after tax..................................     (16,774)                1,615       (11,219)              293
Reclassification adjustment for gains
  included in net income...........................           -                 3,480             -             3,497
Tax expense........................................           -                (1,357)            -            (1,364)
                                                      ---------               -------       -------            ------
    Net after tax..................................           -                 2,123             -             2,133

    Net unrealized (loss) gain on securities.......     (16,774)                3,738       (11,219)            2,426
                                                      ---------               -------       -------            ------

       Total comprehensive (loss) earnings.........   $  (6,011)               13,670        10,154            21,206
                                                      =========               =======       =======            ======

13) Stock Based Compensation

      The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the company determined compensation cost based on the fair value of the option itself at the grant date for its stock options and earnings per share under FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                      Three months ended June 30,       Six months ended June 30,
                                                      ---------------------------     -----------------------------
                                                         2004            2003             2004             2003
                                                      -----------    ------------     ------------    -------------
Net earnings (in thousands): As reported              $    10,763           9,932           21,373           18,780
                             Compensation cost               (123)           (187)            (245)            (374)
                                                      -----------    ------------      -----------     ------------
                             Pro forma                     10,640           9,745           21,128           18,406
                                                      ===========     ===========      ===========     ============

Basic earnings per share:    As reported                     0.44            0.41             0.88             0.78
                             Compensation cost                  -           (0.01)           (0.01)           (0.01)
                                                      -----------     -----------      -----------     ------------
                             Pro forma                       0.44            0.40             0.87             0.77
                                                      ===========     ===========      ===========     ============

Diluted earnings per share:  As reported                     0.43            0.41             0.86             0.77
                             Compensation cost                  -           (0.01)           (0.01)           (0.01)
                                                      -----------     -----------      -----------     ------------
                             Pro forma                       0.43            0.40             0.85             0.76
                                                      ===========     ===========      ===========     ============

14) Segment Information

      The Company evaluates segment performance internally based on individual bank charters, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, non-bank units, and eliminations of transactions between segments.

                                             Six months ended and as of June 30, 2004
                                     ------------------------------------------------------
                                                   First               Mountain
(Dollars in thousands)                Glacier    Security   Western       West      Big Sky
                                     ---------   -------    -------    --------    --------
Revenues from external customers     $  18,962    17,612     12,607      19,224       6,874
Intersegment revenues                      130        10          2           -           -
Expenses                                                    (13,628)    (11,949)    (15,612)
Intercompany eliminations                    -         -          -           -           -
                                     ---------   -------    -------    --------    --------
                      Net income     $   5,464     5,673      3,402       3,612       1,689
                                     =========   =======    =======    ========    ========
                      Total Assets   $ 638,338   605,066    454,773     582,529     223,596
                                     =========   =======    =======    ========    ========

                                                                         Total
                                    Valley     Whitefish    Other    Consolidated
                                   --------    --------    -------   ------------
Revenues from external customers      6,863       4,511        512        87,165
Intersegment revenues                    69           -     26,666        26,877
Expenses                             (5,102)     (3,210)    (1,899)      (65,792)
Intercompany eliminations                 -           -    (26,877)      (26,877)
                                   --------    --------    -------    ----------
              Net income              1,830       1,301     (1,598)       21,373
                                   ========    ========    =======   ===========
              Total Assets          230,095     161,775     19,737     2,915,909
                                   ========    ========    =======   ===========


                                                     Six months ended and as of June 30, 2003
                                          -------------------------------------------------------------
                                                          First                   Mountain
    (Dollars in thousands)                 Glacier      Security     Western        West       Big Sky
--------------------------------          ---------    ---------    ---------    ---------    ---------
Revenues from external customers          $  18,041       17,154       12,957       15,413        5,973
Intersegment revenues                           102           12            1            3            -
Expenses                                    (13,053)     (12,213)      (9,914)     (12,505)      (4,671)
Intercompany eliminations                         -            -            -            -            -
                                          ---------    ---------    ---------    ---------    ---------
        Net income                        $   5,090        4,953        3,044        2,911        1,302
                                          =========    =========    =========    =========    =========
        Total Assets                      $ 551,650      539,435      439,631      450,821      192,697
                                          =========    =========    =========    =========    =========

                                                                                             Total
                                            Valley              Whitefish       Other     Consolidated
                                          ----------           ----------    ----------   ------------
Revenues from external customer                7,390                3,931           141        81,000
Intersegment revenues                             65                    1        23,442        23,626
Expenses                                      (5,538)              (2,954)       (1,372)      (62,220)
Intercompany eliminations                          -                    -       (23,626)      (23,626)
                                          ----------           ----------    ----------    ----------
       Net income                              1,917                  978        (1,415)       18,780
                                          ==========           ==========    ==========    ==========
       Total Assets                          200,035              141,915        (4,823)    2,511,361
                                          ==========           ==========    ==========    ==========

                                                            Three months ended and as of June 30, 2004
                                          --------------------------------------------------------------------------
                                                                First                           Mountain
    (Dollars in thousands)                 Glacier            Security             Western         West     Big Sky
--------------------------------          ---------           ---------           ---------    ---------   ---------
Revenues from external customers          $   9,627               8,792               6,263       10,000       3,462
Intersegment revenues                            62                   6                   -            -           -
Expenses                                     (6,909)             (5,952)             (4,589)      (8,007)     (2,667)
Intercompany eliminations                         -                   -                   -            -           -
                                          ---------           ---------           ---------    ---------   ---------
         Net income                       $   2,780               2,846               1,674        1,993         795
                                          =========           =========           =========    =========   =========
         Total Assets                     $ 638,338             605,066             454,773      582,529     223,596
                                          =========           =========           =========    =========   =========

                                                                                              Total
                                            Valley              Whitefish       Other     Consolidated
                                          ----------           ----------    ----------   ------------
Revenues from external customers               3,476                2,250           419        44,289
Intersegment revenues                             33                    -        13,529        13,630
Expenses                                      (2,577)              (1,608)       (1,217)      (33,526)
Intercompany eliminations                          -                    -       (13,630)      (13,630)
                                          ----------           ----------    ----------    ----------
          Net income                             932                  642          (899)       10,763
                                          ==========           ==========    ==========    ==========
          Total Assets                       230,095              161,775        19,737     2,915,909
                                          ==========           ==========    ==========    ==========

                                                    Three months ended and as of June 30, 2003
                                          -------------------------------------------------------------
                                                         First                    Mountain
    (Dollars in thousands)                 Glacier      Security     Western        West       Big Sky
--------------------------------          ---------    ---------    ---------    ---------    ---------
Revenues from external customers          $   8,961        8,794        6,795        8,357        2,879
Intersegment revenues                            51           12            1            3            -
Expenses                                     (6,514)      (6,252)      (5,068)      (6,775)      (2,297)
Intercompany eliminations                         -            -            -            -            -
                                          ---------    ---------    ---------    ---------    ---------
         Net income                       $   2,498        2,554        1,728        1,585          582
                                          =========    =========    =========    =========    =========
         Total Assets                     $ 551,650      539,435      439,631      450,821      192,697
                                          =========    =========    =========    =========    =========

                                                                                              Total
                                            Valley              Whitefish      Other      Consolidated
                                          ----------           ----------    ----------   ------------
Revenues from external customers               4,144                1,914            81        41,925
Intersegment revenues                             32                    1        12,284        12,384
Expenses                                      (2,972)              (1,452)         (663)      (31,993)
Intercompany eliminations                          -                    -       (12,384)      (12,384)
                                          ----------           ----------    ----------    ----------
         Net income                            1,204                  463          (682)        9,932
                                          ==========           ==========    ==========    ==========
         Total Assets                        200,035              141,915        (4,823)    2,511,361
                                          ==========           ==========    ==========    ==========

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

                                             Six Months Ended June 30,
                                                   2004 vs. 2003
(Dollars in Thousands)                      Increase (Decrease) due to:
                                          --------------------------------
                                           Volume       Rate        Net
                                          --------    --------    --------
INTEREST INCOME
Real Estate Loans                         $   (448)       (964)     (1,412)
Commercial Loans                             5,636      (2,677)      2,959
Consumer and Other Loans                       676      (1,060)       (384)
Investment Securities                        6,501        (433)      6,068
                                          --------    --------    --------
      Total Interest Income                 12,365      (5,134)      7,231

INTEREST EXPENSE
NOW Accounts                                    44         (43)          1
Savings Accounts                                45        (101)        (56)
Money Market Accounts                          163        (601)       (438)
Certificates of Deposit                       (511)     (1,478)     (1,989)
FHLB Advances                                4,954      (4,317)        637
Other Borrowings and
  Repurchase Agreements                        704           -         704
                                          --------    --------    --------
      Total Interest Expense                 5,399      (6,540)     (1,141)
                                          --------    --------    --------
NET INTEREST INCOME                       $  6,966       1,406       8,372
                                          ========    ========    ========

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

        AVERAGE BALANCE SHEET                For the Six months ended 6-30-04        For the Six months ended 6-30-03
        (Dollars in Thousands)              ----------------------------------     ------------------------------------
                                                          Interest     Average                     Interest     Average
                                              Average        and       Yield/        Average         and         Yield/
                                              Balance     Dividends     Rate         Balance      Dividends      Rate
                                            -----------   ---------    -------     -----------    ---------     -------
ASSETS
     Real Estate Loans                      $   319,291     10,689      6.70%      $   331,572       12,101       7.30%
     Commercial Loans                           883,042     26,938      6.13%          714,976       23,979       6.76%
     Consumer and Other Loans                   303,411      9,748      6.46%          284,430       10,132       7.18%
                                            -----------    -------                 -----------    ---------
       Total Loans                            1,505,744     47,375      6.33%        1,330,978       46,212       7.00%
     Tax -Exempt Investment Securities (1)      281,789      6,959      4.94%          203,138        5,179       5.10%
     Investment Securities                      848,397     16,572      3.91%          620,453       12,284       3.96%
                                            -----------    -------                 -----------    ---------
       Total Earning Assets                   2,635,930     70,906      5.38%        2,154,569       63,675       5.91%
                                                           -------                                ---------
     Non-Earning Assets                         177,931                                171,235
                                            -----------                            -----------
       TOTAL ASSETS                         $ 2,813,861                            $ 2,325,804
                                            ===========                            ===========

LIABILITIES
AND STOCKHOLDERS' EQUITY
     NOW Accounts                           $   251,517        227      0.18%      $   210,461          226       0.22%
     Savings Accounts                           154,249        217      0.28%          132,485          273       0.42%
     Money Market Accounts                      388,412      1,711      0.89%          361,092        2,149       1.20%
     Certificates of Deposit                    428,886      4,741      2.22%          464,141        6,730       2.92%
     FHLB Advances                              823,016      8,936      2.18%          515,349        8,299       3.25%
     Repurchase Agreements
       and Other Borrowed Funds                 130,877      2,906      4.46%           99,202        2,202       4.48%
                                            -----------    -------                 -----------    ---------
       Total Interest Bearing Liabilities     2,176,957     18,738      1.73%        1,782,730       19,879       2.25%
                                                           -------                                ---------
       Non-interest Bearing Deposits            362,968                                292,322
       Other Liabilities                         28,886                                 27,347
                                            -----------                            -----------
       Total Liabilities                      2,568,811                              2,102,399
                                            -----------                            -----------

     Common Stock                                   207                                    179
     Paid-In Capital                            224,579                                185,616
     Retained Earnings                           13,460                                 26,229
     Accumulated Other
       Comprehensive Earnings                     6,804                                 11,381
                                            -----------                            -----------
       Total Stockholders' Equity               245,050                                223,405
                                            -----------                            -----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 2,813,861                            $ 2,325,804
                                            ===========                            ===========

     Net Interest Income                                   $52,168                                $  43,796
                                                           =======                                =========
     Net Interest Spread                                                3.65%                                     3.66%
     Net Interest Margin
       on average earning assets                                        3.98%                                     4.10%
     Return on Average Assets                                           1.53%                                     1.63%
     Return on Average Equity                                          17.54%                                    16.95%

      (1) Excludes tax effect on non-taxable investment security income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent acquisition

On June 4, 2004, Glacier Bancorp, Inc. completed its acquisition of the Ione branch in Ione, Washington. The branch had approximately $15 million in deposits, and became a branch of Mountain West Bank, the Company's Idaho based subsidiary. The cash transaction resulted in the receipt of $14.5 million and additional core deposit of $148,000 and goodwill of $424,000.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from June 30, 2003 and December 31, 2003, to June 30, 2004.

ASSETS ($ IN THOUSANDS)

                                                                                                $ change from    $ change from
                                                        June 30,     December 31,   June 30,     December 31,       June 30,
                                                          2004          2003         2003           2003              2003
                                                      -----------    -----------   ----------    -------------   -------------
Cash on hand and in banks                             $    69,848        77,093        71,738        (7,245)         (1,890)
Investment securities and interest bearing deposits     1,099,521     1,106,001       895,838        (6,480)        203,683
Loans:

   Real estate                                            339,945       317,774       339,057        22,171             888
   Commercial                                             934,100       841,306       780,321        92,794         153,779
   Consumer                                               322,345       295,275       285,411        27,070          36,934
                                                      -----------    ----------    ----------      --------        --------
      Total loans                                       1,596,390     1,454,355     1,404,789       142,035         191,601

   Allowance for loan losses                              (25,146)      (23,990)      (22,354)       (1,156)         (2,792)
                                                      -----------    ----------    ----------      --------        --------
      Total loans net of allowance for loan losses      1,571,244     1,430,365     1,382,435       140,879         188,809
                                                      -----------    ----------    ----------      --------        --------
Other assets                                              175,296       126,174       161,350        49,122          13,946
                                                      -----------    ----------    ----------      --------        --------
   Total Assets                                       $ 2,915,909     2,739,633     2,511,361       176,276         404,548
                                                      ===========    ==========    ==========      ========        ========

At June 30, 2004 total assets were $2.916 billion which is $405 million greater than the June 30, 2003 assets of $2.511 billion, an increase of 16 percent, of which $176 million of the increase occurred in the first six months of 2004. In addition to internal growth, the third quarter 2003 Pend Oreille Bank (POB) acquisition added $66 million to the asset base.

Total loans have increased $192 million from June 30, 2003 of which $50 million was from the POB acquisition. Commercial loans have increased $154 million, or 20 percent, and continue to be the focus of our lending. Real estate loan volume was at record levels through much of 2003, with $805 million originated for the year, up from $588 million in 2002. The majority of the real estate loan production was sold with loans held in the loan portfolio increasing by only $34 million. Loans held for sale declined $33 million from the June 30, 2003 total resulting in a net increase in real estate loan balances of $1 million at June 30, 2004. Consumer loans have increased $37 million resulting from increases in home equity loans. Home-equity loans continue to be the primary source of our consumer loan originations. Loan production has been very strong since the beginning of 2004 with real estate loans up $22 million, or 7 percent (14 percent annualized), commercial loans up $93 million, or 11 percent (22 percent annualized), and consumer loans up $27 million, or 9 percent (18 percent annualized).

Investment securities, including interest bearing deposits in other financial institutions, have increased $204 million from June 30, 2003. Additional investments were made to utilize excess funding liquidity, and to capture the value of the spread between short term funding rates and the rates on two-to-five year maturity assets. Investments have decreased $6 million since December 31, 2003, the result of a change in net unrealized gains and losses of $18.5 million.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the six months ended June 30, 2004 and 2003 were $143 million and $293 million, respectively, and for the three months ended June 30, 2004 and 2003 were $76 million and $148 million. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at June 30, 2004 was approximately $179 million.

LIABILITIES ($ IN THOUSANDS)

                                                                                         $ change from    $ change from
                                            June 30,      December 31,     June 30,      December 31,        June 30,
                                              2004           2003            2003            2003              2003
                                           ----------      ---------       ---------     ------------     -------------
Non-interest bearing deposits              $  402,337        369,052         337,193         33,285           65,144
Interest bearing deposits                   1,233,418      1,228,573       1,165,386          4,845           68,032
Advances from Federal Home Loan Bank          848,770        777,294         625,670         71,476          223,100
Securities sold under agreements to
   repurchase and other borrowed funds         86,319         64,986          87,191         21,333             (872)

Other liabilities                              23,001         26,889          30,656         (3,888)          (7,655)

Subordinated debentures                        80,000         35,000          35,000         45,000           45,000
                                           ----------      ---------       ---------        -------          -------
     Total liabilities                     $2,673,845      2,501,794       2,281,096        172,051          392,749
                                           ==========      =========       =========       ========         ========

Total deposits have increased $133 million and $38 million, respectively, from the June 30, 2003 and December 31, 2003 balances of which $59 million came with the POB acquisition, and $15 million from the Ione, Washington branch acquisition. There was an increase of $65 million, or 19 percent, in non-interest bearing deposits. This growth in low cost stable funding gives us increased flexibility in managing our asset mix. Interest-bearing deposits are up $68 million, or 6 percent, of which $61 million was added by the acquisitions. Federal Home Loan Bank advances have also increased $223 million from June 30, 2003, and $71 million from December 31, 2003 as we continue to take advantage of the flexibility of that funding source in this current period of low interest rates. On March 24, 2004 subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of 5.79 percent, were issued. The proceeds were used for general corporate purposes.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of June 30, 2004, the Company had $1.1 billion of available FHLB line of which $849 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2004, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                                                          $ change from    $ change from
STOCKHOLDERS' EQUITY                          June 30,       December 31,     June 30,     December 31,        June 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2004             2003           2003           2003              2003
                                             -----------     ------------     --------    -------------     -------------
Common equity                                $   246,667       231,223        17,728          15,444           28,939
Net unrealized (loss) gain on securities          (4,603)        6,616        12,537         (11,219)         (17,140)
                                             -----------       -------       -------         -------          -------
   Total stockholders' equity                $   242,064       237,839       230,265           4,225           11,799
                                             ===========       =======       =======         =======          =======

Stockholders' equity to total assets                8.30%         8.68%         9.17%
Tangible equity to total assets                     6.93%         7.23%         7.72%
Book value per common share                  $      9.90          9.83          9.55            0.07             0.35
Tangible book value per common share         $      8.15          8.06          7.92            0.09             0.23
Market price per share at end of quarter     $     28.17         25.98         19.70            2.19             8.47

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Net unrealized gains on securities of $13 million at June 30, 2003 have changed to unrealized losses of $4.6 million as of June 30, 2004 primarily the result of increasing intermediate term interest rates. During the second quarter of 2004, 71,250 shares of stock at an average weighted price of $25.33 were repurchased and retired by the Company.

CREDIT QUALITY INFORMATION ($ IN THOUSANDS)

                                                           June 30,        December 31,      June 30,
                                                             2004              2003            2003
                                                          ----------       ------------      --------
Allowance for loan losses                                 $   25,146         23,990           22,354
Non-performing assets                                     $   10,654         13,068           10,675
Allowance as a percentage of non performing assets               236%           184%             209%
Non-performing assets as a percentage of total assets           0.37%          0.48%            0.42%
Allowance as a percentage of total loans                        1.58%          1.65%            1.59%
Net charge-offs as a percentage of loans                        0.04%          0.12%            0.03%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at June 30, 2004 were at ..37 percent, a decrease from .48 percent at December 31, 2003 and from .42 percent at June 30, 2003. This compares to the Peer Group average of .60 percent at March 31, 2004, the most recent information available. The allowance for loan losses was 236 percent of non-performing assets at June 30, 2004, compared to 209 percent a year ago. The allowance has increased $2.792 million, or 12 percent, from a year ago to $25.146 million, which is 1.58 percent of June 30, 2004 total loans outstanding, about the same level as the 1.59 percent a year ago. The second quarter provision expense for loan losses was $965 thousand, a decrease of $86 thousand from the same quarter in 2003. The provision expense for year to date loan losses was $1.795 million which is a decrease of $97 thousand from the prior year's provision. Net charge offs as a percentage of loans outstanding were .040 percent year-to-date, or .080 percent annualized, for 2004 which is down from .118 percent for the full year in 2003.

    RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
                      THE THREE MONTHS ENDED JUNE 30, 2003.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.

REVENUE SUMMARY
($ IN THOUSANDS)

                                                                      Three months ended June 30,
                                                             ---------------------------------------------
                                                              2004        2003       $ change     % change
                                                             -------     -------     --------     --------
Net interest income                                          $25,779      21,964      3,815         17.4%

Fees and other revenue:
   Service charges, loan fees, and other fees                  6,322       4,978      1,344         27.0%
   Gain on sale of loans                                       2,026       3,211     (1,185)       -36.9%
   Gain on sale of investments, net of impairment charge           -       1,685     (1,685)      -100.0%
   Other income                                                  500         439         61         13.9%
                                                             -------     -------     ------
      Total non-interest income                                8,848      10,313     (1,465)       -14.2%
                                                             -------     -------     ------
   Total revenue                                             $34,627      32,277      2,350          7.3%
                                                             =======     =======     ======
Tax equivalent net interest margin                              4.04%       4.17%
                                                             =======     =======

Net Interest Income

Net interest income for the quarter increased $3.815 million, or 17 percent, over the same period in 2003. Total interest income increased $3.828 million, or 12 percent, from the same quarter in 2003, while total interest expense was $13 thousand higher. Approximately 80 percent of the increase in interest income resulted from a larger investment portfolio. Additional interest income from the large increase in loans outstanding was offset by lower rates on the loan portfolio due to refinancing, and re-pricing of existing loans. The flat interest expense is primarily attributed to the increase in non-interest bearing deposits and a reduction in rates on maturing fixed term interest bearing deposits and Federal Home Loan Bank borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.04 percent which was a decrease from 4.17 percent for the second quarter of 2003 and the 4.29 percent for the first quarter of 2004. Premium amortization on mortgage related investments for the second quarter was $3.467 million, an increase of $914 thousand from the first quarter but a decrease of $322 thousand from the second quarter of last year. The increase in premium amortization in the second quarter reduced our margin by 14 basis points. Low mortgage interest rates in March resulted in a surge in refinancing activity which resulted in higher premium amortization expense. Higher mortgage loan rates slow prepayments which results in lower amortization expense which increases our net interest margin. We continue to deploy a strategy of investing in short term securities that carry lower current yields. We believe it is inappropriate in this rate environment to extend maturities in order to achieve higher yields.

Non-interest Income

Fee income increased $1.344 million, or 27 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts and additional customer services offered. Fee income was also $1.230 million higher than the first quarter of 2004, an increase of 24 percent. Gain on sale of loans decreased $1.185 million from the second quarter of last year, because of greatly reduced refinance activity, but increased $255 thousand from the first quarter of 2004 as loan origination activity for housing purchases remains quite strong in our markets. In the 2003 second quarter, gains on sale of investments, net of impairment charge, of $1.685 million were recorded and zero gains were realized in 2004. Other income, which includes a variety of activities, was $61 thousand greater than the prior year's quarter.

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)

                                                Three months ended June 30,
                                         -------------------------------------------
                                          2004        2003      $ change     % change
                                         -------     ------     --------     --------
Compensation and employee benefits       $ 9,851      9,050        801          8.9%
Occupancy and equipment expense            2,733      2,295        438         19.1%
Outsourced data processing expense           368        266        102         38.3%
Core deposit intangible amortization         251        291        (40)       -13.7%
Other expenses                             4,805      4,418        387          8.8%
                                         -------     ------     ------
      Total non-interest expense         $18,008     16,320      1,688         10.3%
                                         -------     ------     -------

Non-interest Expense

Non-interest expense increased by $1.688 million, or 10 percent, from the same quarter of 2003 including expenses from the acquisitions, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, one of the fastest growing cities in Montana. Compensation and benefit expense increased $801 thousand, or 9 percent from the second quarter of 2003, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $438 thousand, or 19 percent, reflecting the cost of the additional locations. Outsourced data processing expense increased by $102 thousand due to increased item capture expenses for Mountain West Bank resulting from increased volumes. Other expenses increased $387 thousand, or 9 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, and costs associated with new branch offices and the acquisitions. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the 2004 quarter which is down from 53 percent for the 2003 quarter, excluding the gain on sale of securities.

   RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE
                        SIX MONTHS ENDED JUNE 30, 2003.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.

REVENUE SUMMARY
($ IN THOUSANDS)

                                                                  Six months ended June 30,
                                                      ----------------------------------------------
                                                       2004         2003       $ change     % change
                                                      -------      ------      --------     --------
Net interest income                                   $52,168      43,796        8,372        19.1%

Fees and other revenue:
   Service charges, loan fees, and other fees          11,414       9,597        1,817        18.9%
   Gain on sale of loans                                3,797       5,482       (1,685)      -30.7%
   Gain on sale of investments, net of impairment
     charge                                                 -       1,248       (1,248)     -100.0%
   Other income                                         1,048         999           49         4.9%
                                                      -------      ------       ------
     Total non-interest income                         16,259      17,326       (1,067)       -6.2%
                                                      -------      ------       ------
   Total revenue                                      $68,427      61,122        7,305        12.0%
                                                      =======      ======       ======
Tax equivalent net interest margin                       4.17%       4.26%
                                                      =======      ======

Net Interest Income

Net interest income for the first six months increased $8.372 million, or 19 percent, over the same period in 2003. Total interest income was $7.231 million, or 11 percent higher than the same period in 2003, while total interest expense was $1.141 million lower. Approximately 84 percent of the increase in interest income resulted from the larger investment portfolio. Additional interest income from the large increase in loans outstanding was offset by lower rates on the loan portfolio due to refinancing, and re-pricing of existing loans. The decrease in interest expense is primarily attributed to the increase in non-interest bearing deposits and a reduction in rates on maturing fixed term interest bearing deposits and Federal Home Loan Bank borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.17 percent which was a decrease from 4.26 percent for the same period in 2003.

Non-interest Income

Fee income increased $1.817 million, or 19 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts and the fee income associated with this growth in accounts. Gain on sale of loans decreased $1.685 million from the same period last year, because of greatly reduced refinance activity. Loan origination activity for housing purchases remains quite strong in our markets. In 2003 gains on sale of investments, net of impairment charge, of $1.248 million were recorded and zero gains were realized in 2004. Other income, which includes a variety of activities, was $49 thousand greater than the prior year.

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)

                                                   Six months ended June 30,
                                         ----------------------------------------------
                                          2004         2003        $ change    % change
                                         -------     --------      --------    --------
Compensation and employee benefits       $19,657      17,029        2,628        15.4%

Occupancy and equipment expense            5,364       4,730          634        13.4%

Outsourced data processing expense           781         828          (47)       -5.7%

Core deposit intangible amortization         545         629          (84)      -13.4%

Other expenses                             9,087       7,987        1,100        13.8%
                                         -------      ------        -----
      Total non-interest expense         $35,434      31,203        4,231        13.6%
                                         -------      ------        -----

Non-interest Expense

Non-interest expense increased by $4.231 million, or 14 percent, from 2003 including expenses from the acquisitions, the opening of two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, one of the fastest growing cities in Montana. Compensation and benefit expense increased $2.628 million, or 15 percent, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $634 thousand, or 13 percent, reflecting the cost of the additional locations. Outsourced data processing expense decreased by $47 thousand the result of bringing all core processing onto our in-house data systems, offset somewhat by increased item capture expenses for Mountain West Bank resulting from increased volumes. Other expenses increased $1.100 million, or 14 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, and costs associated with new branch offices and the acquisitions. The efficiency ratio (non-interest expense/net interest income + non-interest income) remained at 52 percent the same as 2003, excluding the gain on sale of securities.

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan loss is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations and liquidity.

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

Forward Looking Statements

This Form 10-Q may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," and "anticipate" and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and
(7) the Company's ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk that was provided in the Form 10-K report for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not Applicable

      (b)   Not Applicable

      (c)   Not Applicable

      (d)   Not Applicable

      (e) The following sets out the repurchase made by the Company of its common stock during the quarter ended June 30, 2004:

                                                                         Total Number             Maximum Number
                                                                     of Shares (or units)      of Shares (or units)
                             Total Number        Average Price        Purchased as Part          that may yet be
                             of Shares (or          Paid per        of Publicly Announced      Purchased Under the
                           units) Purchased     Share (or unit)     Plans or Programs (1)     Plans or Programs (1)
                           ----------------     ---------------     ---------------------     ---------------------
Apr 1 - Apr 30, 2004                 -               $       -                   -                  1,222,852
May 1 - May 31, 2004            71,250                   25.33              71,250                  1,151,602
June 1 - June 30, 2004               -                       -                   -                  1,151,602
                                ------                                      ------
                                71,250               $   25.33              71,250                  1,151,602
                                ======                                      ======

      (1) The Company announced on April 28, 2004 the Board approved repurchase of up to 5% of the Company's common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      (a)   The Company's Annual Shareholders' Meeting was held April 28, 2004.

      (b)   Not Applicable.

      (c) A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

            (1) Election of three Directors for three year terms expiring in 2007 and until their successors have been elected and qualified.

                  Directors:

                  James M. English -
                             Votes Cast For:           17,361,229
                             Votes Cast Withheld:         137,980

                  Jon W. Hippler -
                             Votes Cast For:           14,526,939
                             Votes Cast Withheld:       2,972,270

                  John S. MacMillan -
                             Votes Cast For:           14,254,410
                             Votes Cast Withheld:       3,244,799


            (2) Reincorporation of the Company from Delaware to Montana through the merger of the Company with and into a wholly-owned Montana subsidiary of the Company.

                  Votes Cast For:                      12,916,519
                  Votes Cast Against:                     482,746
                  Abstain:                                 24,991

      (d) None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

           Exhibit 3.i.1 -   Articles of Incorporation

           Exhibit 3.i.2 -   Articles of Amendment to Articles of Incorporation

           Exhibit 3.ii  -   By-laws

           Exhibit 31.1 -    Certification of Chief Executive Officer pursuant
                             to Section 302 of the Sarbanes - Oxley Act of 2002

           Exhibit 31.2 -    Certification of Chief Financial Officer pursuant
                             to Section 302 of the Sarbanes - Oxley Act of 2002

           Exhibit 32 -      Certification of Chief Executive Officer and Chief
                             Financial Officer pursuant to 18 U.S.C. Section
                             1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      (b) Current Report on Form 8-K

            On April 29, 2004, a Form 8-K was furnished announcing first quarter financial results for 2004.

            On May 6, 2004, a Form 8-K was filed announcing the intention to repurchase up to approximately 5% of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLACIER BANCORP, INC.

August 5, 2004                         /s/ Michael J. Blodnick
                                       -----------------------
                                       Michael J. Blodnick
                                       President/CEO

August 5, 2004                         /s/ James H. Strosahl
                                       ---------------------
                                       James H. Strosahl
                                       Executive Vice President/CFO