Form 10-Q
period 2004-09-30
GLACIER BANCORP INC
filed 2004-11-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

COMMISSION FILE 0-18911

GLACIER BANCORP, INC.

(Exact name of registrant as specified in its charter)

MONTANA	81-0519541

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana	59901

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (406) 756-4200

Not Applicable

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

The number of shares of Registrant’s common stock outstanding on October 20, 2004 was 24,510,568. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q

Index

Page #
Part I. Financial Information
Item 1 – Financial Statements
Condensed Consolidated Statements of Financial Condition – September 30, 2004, December 31, 2003 and September 30, 2003 (unaudited)	3
Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2004 and 2003 (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2003 and nine months ended September 30, 2004 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	25
Item 4 – Controls and Procedures	25
Part II. Other Information	25
Item 1 – Legal Proceedings	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Defaults Upon Senior Securities	26
Item 4 – Submission of Matters to a Vote of Security Holders	26
Item 5 – Other Information	26
Item 6 – Exhibits	26
Signatures	26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Glacier Bancorp, Inc.

Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
(Unaudited - dollars in thousands, except per share data)	2004	2003	2003
Assets:
Cash on hand and in banks	$69,625	77,093	67,538
Interest bearing cash deposits	9,001	9,047	27,517

Cash and cash equivalents	78,626	86,140	95,055
Investment securities, available-for-sale	1,086,862	1,050,311	973,098
Federal Home Loan Bank stock, at cost	44,004	41,235	40,581
Federal Reserve Bank stock, at cost	5,800	5,408	5,250
Net loans receivable	1,643,984	1,413,392	1,408,667
Loans held for sale	15,630	16,973	34,533
Premises and equipment, net	54,244	53,251	53,025
Real estate and other assets owned	493	587	577
Accrued interest receivable	15,494	14,941	14,204
Core deposit intangible, net	5,204	5,865	6,171
Goodwill	37,376	36,951	36,909
Other assets	14,982	14,579	15,004

	$3,002,699	2,739,633	2,683,074

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$438,578	369,052	392,746
Interest bearing deposits	1,249,543	1,228,573	1,225,653
Advances from Federal Home Loan Bank of Seattle	854,056	777,294	714,837
Securities sold under agreements to repurchase	73,074	56,968	53,047
Other borrowed funds	9,612	8,018	5,740
Accrued interest payable	5,439	4,353	4,779
Current income taxes	4,175	826	1,731
Deferred taxes	8,375	7,369	4,916
Subordinated debentures	80,000	35,000	35,000
Other liabilities	16,869	14,341	16,520

Total liabilities	2,739,721	2,501,794	2,454,969

Preferred shares, 1,000,000 shares authorized. None outstanding	—	—	—
Common stock, $.01 par value per share, 62,500,000 shares authorized	245	242	241
Paid-in capital	225,647	222,588	221,168
Retained earnings - substantially restricted	29,005	8,393	2,740
Accumulated other comprehensive income	8,081	6,616	3,956

Total stockholders’ equity	262,978	237,839	228,105

	$3,002,699	2,739,633	2,683,074

Number of shares outstanding	24,507,345	24,203,338	24,167,481
Book value per share	$10.73	9.83	9.44

See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
(Unaudited - dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Real estate loans	$5,865	6,016	16,554	18,117
Commercial loans	14,744	13,137	41,682	37,116
Consumer and other loans	5,166	4,999	14,914	15,131
Investment securities and other	11,865	8,951	35,396	26,414

Total interest income	37,640	33,103	108,546	96,778

Interest expense:
Deposits	3,510	4,102	10,406	13,480
Federal Home Loan Bank of Seattle advances	4,787	4,252	13,723	12,551
Securities sold under agreements to repurchase	231	157	565	490
Subordinated debentures	1,547	903	4,064	2,711
Other borrowed funds	180	25	235	81

Total interest expense	10,255	9,439	28,993	29,313

Net interest income	27,385	23,664	79,553	67,465
Provision for loan losses	1,200	1,221	2,995	3,113

Net interest income after provision for loan losses	26,185	22,443	76,558	64,352

Non-interest income:
Service charges and other fees	5,331	4,088	14,386	11,523
Miscellaneous loan fees and charges	1,106	1,084	3,465	3,246
Gains on sale of loans	2,211	3,258	6,008	8,740
Gains on sale of investments, net of impairment charge	—	5	—	1,253
Other income	489	478	1,537	1,477

Total non-interest income	9,137	8,913	25,396	26,239

Non-interest expense:
Compensation, employee benefits and related expenses	10,067	9,448	29,724	26,477
Occupancy and equipment expense	2,662	2,536	8,026	7,266
Outsourced data processing expense	346	393	1,127	1,221
Core deposit intangibles amortization	265	308	810	937
Other expenses	4,649	4,362	13,736	12,354

Total non-interest expense	17,989	17,047	53,423	48,255

Earnings before income taxes	17,333	14,309	48,531	42,336
Federal and state income tax expense	5,653	4,612	15,478	13,859

Net earnings	$11,680	9,697	33,053	28,477

Basic earnings per share	$0.48	0.40	1.35	1.18
Diluted earnings per share	$0.47	0.39	1.33	1.16
Dividends declared per share	$0.17	0.16	0.51	0.44
Return on average assets (annualized)	1.57%	1.49%	1.54%	1.58%
Return on average equity (annualized)	18.12%	17.10%	17.74%	17.00%
Average outstanding shares – basic	24,480,327	24,138,173	24,428,437	24,056,071
Average outstanding shares - diluted	24,931,616	24,584,529	24,858,965	24,448,030

See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2003 and Nine months ended September 30, 2004

				Retained
				earnings
				(accumulated	Accumulated	Total
	Common Stock			deficit)	other comp-	stock-
			Paid-in	substantially	rehensive	holders’
(Unaudited - dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income	equity
Balance at December 31, 2002	23,768,000	$238	216,927	(15,027)	10,111	212,249
Comprehensive income:
Net earnings	—	—	—	38,008	—	38,008
Unrealized loss on securities, net of reclassification adjustment and taxes	—	—	—	—	(3,495)	(3,495)

Total comprehensive income						34,513

Cash dividends declared ($.60 per share)	—	—	—	(14,573)	—	(14,573)
Stock options exercised	435,338	4	4,670	—	—	4,674
Acquisition of fractional shares	—	—	—	(15)	—	(15)
Tax benefit from stock related compensation	—	—	991	—	—	991

Balance at December 31, 2003	24,203,338	$242	222,588	8,393	6,616	237,839
Comprehensive income:
Net earnings	—	—	—	33,053	—	33,053
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	1,465	1,465

Total comprehensive income						34,518

Cash dividends declared ($.51 per share)	—	—	—	(12,441)	—	(12,441)
Stock options exercised	375,257	4	4,872	—	—	4,876
Repurchase and retirement of stock	(71,250)	(1)	(1,804)	—	—	(1,805)
Acquisition of fractional shares	—	—	(9)	—	—	(9)

Balance at September 30, 2004	24,507,345	$245	225,647	29,005	8,081	262,978

See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended Sept. 30,
(Unaudited - dollars in thousands)	2004	2003
OPERATING ACTIVITIES :
Net cash provided by operating activities	$55,340	64,713

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale	185,037	294,546
Purchases of investments available-for-sale	(227,988)	(543,874)
Principal collected on installment and commercial loans	457,348	402,977
Installment and commercial loans originated or acquired	(632,755)	(527,430)
Principal collections on mortgage loans	214,558	228,299
Mortgage loans originated or acquired	(272,699)	(217,457)
Net purchase of FHLB and FRB stock	(1,943)	(672)
Acquisition of lone branch and Pend Oreille Bancorp	14,524	(200)
Net addition of premises and equipment	(4,374)	(6,146)

NET CASH USED IN INVESTING ACTIVITIES	(268,292)	(369,957)

FINANCING ACTIVITIES:
Net increase in deposits	75,356	98,717
Net increase in FHLB advances and other borrowed funds	78,355	221,830
Net increase in securities sold under repurchase agreements	16,106	6,841
Proceeds from issuance of subordinated debentures	45,000	—
Cash dividends paid to stockholders	(12,441)	(10,695)
Proceeds from exercise of stock options	4,876	4,244
Repurchase and retirement of stock	(1,805)	—
Cash paid for stock split and stock dividend	(9)	(15)

NET CASH PROVIDED BY FINANCING ACTIVITIES	205,438	320,922

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,514)	15,678
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,140	79,377

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,626	95,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest	$27,907	30,625
Income taxes	$12,129	11,236

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1)	Basis of Presentation:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of September 30, 2004, December 31, 2003, and September 30, 2003, stockholders’ equity for the nine months ended September 30, 2004 and the year ended December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

The accompanying consolidated financial statements do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2)	Organizational Structure:

The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for seven wholly owned banking subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and Glacier Bank of Whitefish (“Whitefish”), all located in Montana, and Mountain West Bank (“Mountain West”) which is located in Idaho, Utah, and Washington. In addition, the Company formed two subsidiaries, Glacier Capital Trust I (“Glacier Trust I”), and Glacier Capital Trust II (“Glacier Trust II”), for the purpose of issuing trust preferred securities. The Company does not have any off-balance sheet entities.

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

On April 28, 2004, the Board of Directors declared a five-for-four stock split payable May 20, 2004 to owners of record on May 11, 2004, and all share and per share amounts have been restated to reflect the effects of the stock split. On September 29, 2004, the Board of Directors declared a $.17 per share quarterly cash dividend to stockholders of record on October 12, 2004, payable on October 21, 2004.

5)	Computation of Earnings Per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share.

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net earnings available to common stockholders	$11,680,000	9,697,000	33,053,000	28,477,000
Average outstanding shares - basic	24,480,327	24,138,173	24,428,437	24,056,071
Add: Dilutive stock options	451,289	446,356	430,528	391,959

Average outstanding shares - diluted	24,931,616	24,584,529	24,858,965	24,448,030

Basic earnings per share	$0.48	0.40	1.35	1.18

Diluted earnings per share	$0.47	0.39	1.33	1.16

6)	Investments:

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available for sale, is as follows.

INVESTMENTS AS OF SEPTEMBER 30, 2004

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing within one year	1.29%	253	—	—	253
maturing one year through five years	3.54%	50,219	619	(1)	50,837
maturing five years through ten years	4.13%	358	10	—	368
maturing after ten years	2.59%	483	2	(1)	484

	3.53%	51,313	631	(2)	51,942

State and Local Governments and other issues:
maturing within one year	5.29%	1,017	14	—	1,031
maturing one year through five years	4.79%	4,857	83	(7)	4,933
maturing five years through ten years	5.33%	4,665	343	—	5,008
maturing after ten years	5.14%	300,026	12,652	(1,320)	311,358

	5.14%	310,565	13,092	(1,327)	322,330

Mortgage-Backed Securities	4.96%	62,961	1,094	(522)	63,533
Real Estate Mortgage Investment Conduits	3.94%	648,687	3,201	(2,831)	649,057
FHLB and FRB stock, at cost	3.79%	49,804	—	—	49,804

Total Investments	4.30%	$1,123,330	18,018	(4,682)	1,136,666

INVESTMENTS AS OF DECEMBER 31, 2003

			Gross Unrealized		Estimated
	Weighted	Amortized			Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies
maturing within one year	0.85%	$352	—	—	352
maturing one year through five years	1.29%	259	—	(1)	258
maturing after ten years	2.97%	957	15	(1)	971

	2.22%	1,568	15	(2)	1,581

State and Local Governments and other issues:
maturing within one year	5.69%	4,346	41	—	4,387
maturing one year through five years	4.30%	5,485	84	(102)	5,467
maturing five years through ten years	5.35%	4,910	197	—	5,107
maturing after ten years	5.13%	296,237	10,170	(1,683)	304,724

	5.13%	310,978	10,492	(1,785)	319,685

Mortgage-Backed Securities	4.30%	64,123	1,465	(342)	65,246
Real Estate Mortgage Investment Conduits	4.03%	662,727	4,983	(3,911)	663,799
FHLB and FRB stock, at cost	5.34%	46,643	—	—	46,643

Total Investments	4.41%	$1,086,039	16,955	(6,040)	1,096,954

Interest income includes tax-exempt interest for the nine months ended September 30, 2004 and 2003 of $10,432,000 and $8,138,000, respectively, and the three months ended September 30, 2004 and 2003 of $3,473,000 and $2,959,000, respectively.

Gross proceeds from sales of investment securities for the nine months ended September 30, 2004 and 2003 were $0 and $19,603,000 respectively, resulting in gross gains of approximately $0 and $3,502,000, respectively. The cost of any investment sold is determined by specific identification.

There was an impairment charge for the three and nine months ended September 30, 2003, of $0 and $2,249,000, respectively, for the impairment of value on collateralized mortgage obligations. The impairment charge is included in the net gain on sale of investments.

7) Loans

The following table summarizes the Company’s loan portfolio.

TYPE OF LOAN

	At		At		At
	9/30/2004		12/31/2003		9/30/2003
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential first mortgage loans	$359,025	21.6%	$301,511	21.1%	$311,284	21.6%
Loans held for sale	15,630	1.0%	16,973	1.2%	34,533	2.4%

Total	374,655	22.6%	318,484	22.3%	345,817	24.0%
Commercial Loans:
Real estate	495,617	29.9%	483,684	33.8%	472,515	32.7%
Other commercial loans	480,068	28.9%	359,030	25.1%	358,304	24.8%

Total	975,685	58.8%	842,714	58.9%	830,819	57.5%
Consumer and Other Loans:
Consumer loans	90,771	5.5%	95,739	6.7%	98,415	6.8%
Home equity loans	247,645	14.9%	199,693	14.0%	194,228	13.5%

Total	338,416	20.4%	295,432	20.7%	292,643	20.3%
Net deferred loan fees, premiums and discounts	(3,067)	-0.2%	(2,275)	-0.2%	(2,159)	-0.1%
Allowance for Losses	(26,075)	-1.6%	(23,990)	-1.7%	(23,920)	-1.7%

Net Loans	$1,659,614	100.0%	$1,430,365	100.0%	$1,443,200	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

NONPERFORMING ASSETS

	At	At	At
(Dollars in Thousands)	9/30/2004	12/31/2003	9/30/2003
Non-accrual loans:
Real estate loans	$685	1,129	2,549
Commercial loans	7,571	8,246	5,513
Consumer and other loans	367	687	353

Total	$8,623	10,062	8,415
Accruing Loans 90 days or more overdue:
Real estate loans	287	379	837
Commercial loans	2,485	1,798	587
Consumer and other loans	420	242	73

Total	$3,192	2,419	1,497
Real estate and other assets owned	493	587	577

Total non-performing loans, and real estate and other assets owned	$12,308	13,068	10,489

As a percentage of total assets	0.41%	0.48%	0.39%
Interest Income (1)	$398	665	428

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
(Dollars in Thousands)	2004	2003	2003
Balance at beginning of period	$23,990	20,944	20,944
Charge offs:
Real estate loans	(237)	(416)	(223)
Commercial loans	(497)	(912)	(792)
Consumer and other loans	(594)	(1,078)	(738)

Total charge offs	$(1,328)	(2,406)	(1,753)

Recoveries:
Real estate loans	53	126	149
Commercial loans	94	274	258
Consumer and other loans	271	284	250

Total recoveries	$418	684	657

Chargeoffs, net of recoveries	(910)	(1,722)	(1,096)
Acquisition (1)	—	959	959
Provision	2,995	3,809	3,113

Balance at end of period	$26,075	23,990	23,920

Ratio of net charge offs to average loans outstanding during the period	0.05%	0.12%	0.08%

(1)	Acquisition of Pend Oreille Bancorp, Inc.

The following table summarizes the allocation of the allowance for loan losses:

	September 30, 2004		December 31, 2003		September 30, 2003
		Percent		Percent		Percent
		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category
Real estate loans	$2,570	22.2%	2,147	21.8%	2,214	23.5%
Commercial real estate	8,738	29.4%	7,464	33.2%	7,057	32.2%
Other commercial	10,136	28.4%	9,951	24.7%	10,275	24.4%
Consumer and other loans	4,631	20.0%	4,428	20.3%	4,374	19.9%

Totals	$26,075	100.0%	23,990	100.0%	23,920	100.0%

8) Intangible Assets

The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of September 30, 2004:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total
Gross carrying value	$10,270
Accumulated Amortization	(5,066)

Net carrying value	$5,204	1,243	6,447

Weighted-Average amortization period
(Period in years)	10.0	9.6	9.9
Aggregate Amortization Expense
For the three months ended September 30, 2004	$265	82	347
For the nine months ended September 30, 2004	$810	261	1,071
Estimated Amortization Expense
For the year ended December 31, 2004	$1,074	282	1,356
For the year ended December 31, 2005	917	85	1,002
For the year ended December 31, 2006	841	83	924
For the year ended December 31, 2007	820	80	900
For the year ended December 31, 2008	807	78	885

(1)	The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

On June 4, 2004, the Company acquired the Ione, Washington branch, which resulted in additional core deposit intangible of $148,000 and goodwill of $425,000.

9) Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2004, according to the time remaining to maturity:

	Certificates	Non-Maturity
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$26,034	578,156	604,190
Three to six months	21,067	—	21,067
Seven to twelve months	15,842	—	15,842
Over twelve months	23,922	—	23,922

Totals	$86,865	578,156	665,021

10) Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and	As of and
	for the nine	for the twelve	for the nine
	months ended	months ended	months ended
(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
FHLB Advances
Amount outstanding at end of period	$854,056	777,294	714,837
Average balance	$818,003	601,679	556,664
Maximum outstanding at any month-end	$862,136	777,294	714,837
Weighted average interest rate	2.23%	2.80%	3.01%
Repurchase Agreements:
Amount outstanding at end of period	$73,074	56,968	53,047
Average balance	$67,564	61,609	60,882
Maximum outstanding at any month-end	$73,074	74,808	74,808
Weighted average interest rate	1.11%	1.09%	1.08%

11) Stockholders’ Equity:

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2004.

CONSOLIDATED

	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
GAAP Capital	$262,978	262,978	262,978
Less: Goodwill and intangibles	(42,580)	(42,580)	(42,580)
Accumulated other comprehensive Unrealized gain on AFS securities	(8,081)	(8,081)	(8,081)
Plus: Allowance for loan losses	—	24,471	—
Other adjustments	—	62	—
Subordinated debentures	80,000	80,000	80,000

Regulatory capital computed	$292,317	316,850	292,317

Risk weighted assets	$1,957,657	1,957,657

Total average assets			$2,939,962

Capital as % of defined assets	14.93%	16.19%	9.94%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	8.93%	6.19%	4.94%

12) Comprehensive Earnings:

The Company’s only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Dollars in thousands	2004	2003	2004	2003
Net earnings	$11,680	9,697	33,053	28,477
Unrealized holding gain (loss) arising during the period	20,932	(14,161)	2,421	(13,617)
Tax (expense) benefit	(8,248)	5,576	(956)	5,325

Net after tax	12,684	(8,585)	1,465	(8,292)
Reclassification adjustment for gains included in net income	—	5	—	3,502
Tax expense	—	(1)	—	(1,365)

Net after tax	—	4	—	2,137
Net unrealized gain (loss) on securities	12,684	(8,581)	1,465	(6,155)

Total comprehensive earnings	$24,364	1,116	34,518	22,322

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

		Three months ended Sept. 30,		Nine months ended Sept. 30,
		2004	2003	2004	2003
Net earnings (in thousands):	As reported	$11,680	9,697	33,053	28,477
	Compensation cost	(129)	(188)	(374)	(562)

	Pro forma	11,551	9,509	32,679	27,915

Basic earnings per share:	As reported	0.48	0.40	1.35	1.18
	Compensation cost	(0.01)	(0.01)	(0.01)	(0.02)

	Pro forma	0.47	0.39	1.34	1.16

Diluted earnings per share:	As reported	0.47	0.39	1.33	1.16
	Compensation cost	(0.01)	—	(0.02)	(0.02)

	Pro forma	0.46	0.39	1.31	1.14

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

	Nine months ended and as of September 30, 2004
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$29,084	26,648	19,180	29,914	10,660
Intersegment revenues	238	20	2	—	—
Expenses	(21,032)	(18,123)	(13,950)	(24,067)	(7,970)
Intercompany eliminations	—	—	—	—	—

Net income	$8,290	8,545	5,232	5,847	2,690

Total Assets	$673,084	611,465	458,333	612,608	235,058

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	10,539	6,957	960	133,942
Intersegment revenues	104	—	40,986	41,350
Expenses	(7,865)	(4,926)	(2,956)	(100,889)
Intercompany eliminations	—	—	(41,350)	(41,350)

Net income	2,778	2,031	(2,360)	33,053

Total Assets	233,223	164,851	14,077	3,002,699

	Nine months ended and as of September 30, 2003
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$27,417	25,862	19,358	24,214	9,155
Intersegment revenues	139	16	1	9	3
Expenses	(19,815)	(18,497)	(14,734)	(19,792)	(7,068)
Intercompany eliminations	—	—	—	—	—

Net income	$7,741	7,381	4,625	4,431	2,090

Total Assets	$565,347	568,339	444,270	535,385	191,780

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	10,788	6,011	212	123,017
Intersegment revenues	98	8	35,578	35,852
Expenses	(8,125)	(4,460)	(2,049)	(94,540)
Intercompany eliminations	—	—	(35,852)	(35,852)

Net income	2,761	1,559	(2,111)	28,477

Total Assets	219,342	148,299	10,312	2,683,074

	Three months ended and as of September 30, 2004
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$10,122	9,036	6,573	10,690	3,786
Intersegment revenues	108	10	—	—	—
Expenses	(7,404)	(6,174)	(4,743)	(8,455)	(2,785)
Intercompany eliminations	—	—	—	—	—

Net income	$2,826	2,872	1,830	2,235	1,001

Total Assets	$673,084	611,465	458,333	612,608	235,058

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	3,676	2,446	448	46,777
Intersegment revenues	35	—	14,320	14,473
Expenses	(2,763)	(1,716)	(1,057)	(35,097)
Intercompany eliminations	—	—	(14,473)	(14,473)

Net income	948	730	(762)	11,680

Total Assets	233,223	164,851	14,077	3,002,699

	Three months ended and as of September 30, 2003
		First		Mountain
(Dollars in thousands)	Glacier	Security	Western	West	Big Sky
Revenues from external customers	$9,376	8,708	6,401	8,801	3,182
Intersegment revenues	37	4	—	6	3
Expenses	(6,762)	(6,284)	(4,820)	(7,287)	(2,397)
Intercompany eliminations	—	—	—	—	—

Net income	$2,651	2,428	1,581	1,520	788

Total Assets	$565,347	568,339	444,270	535,385	191,780

				Total
	Valley	Whitefish	Other	Consolidated
Revenues from external customers	3,398	2,080	70	42,016
Intersegment revenues	33	7	12,136	12,226
Expenses	(2,587)	(1,506)	(676)	(32,319)
Intercompany eliminations	—	—	(12,226)	(12,226)

Net income	844	581	(696)	9,697

Total Assets	219,342	148,299	10,312	2,683,074

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

	Nine Months Ended September 30,
		2004 vs. 2003
	Increase (Decrease) due to:
(Dollars in Thousands)	Volume	Rate	Net
Interest Income
Real Estate Loans	$(282)	(1,281)	(1,563)
Commercial Loans	7,756	(3,190)	4,566
Consumer and Other Loans	1,324	(1,541)	(217)
Investment Securities	8,193	789	8,982

Total Interest Income	16,991	(5,223)	11,768
Interest Expense
NOW Accounts	59	(75)	(16)
Savings Accounts	58	(109)	(51)
Money Market Accounts	219	(522)	(303)
Certificates of Deposit	(772)	(1,932)	(2,704)
FHLB Advances	5,892	(4,720)	1,172
Other Borrowings and Repurchase Agreements	1,689	(107)	1,582

Total Interest Expense	7,145	(7,465)	(320)

Net Interest Income	$9,846	2,242	12,088

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

AVERAGE BALANCE SHEET

	For the Nine months ended 9-30-04			For the Nine months ended 9-30-03
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
ASSETS
Real Estate Loans	$332,261	16,554	6.64%	$337,512	18,117	7.16%
Commercial Loans	907,310	41,682	6.14%	750,477	37,116	6.61%
Consumer and Other Loans	312,015	14,914	6.38%	286,911	15,131	7.05%

Total Loans	1,551,586	73,150	6.30%	1,374,900	70,364	6.84%
Tax -Exempt Investment Securities (1)	281,614	10,432	4.94%	215,784	8,138	5.03%
Investment Securities	852,969	24,964	3.90%	650,208	18,276	3.75%

Total Earning Assets	2,686,169	108,546	5.39%	2,240,892	96,778	5.76%

Non-Earning Assets	177,248			171,289

TOTAL ASSETS	$2,863,417			$2,412,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$255,953	347	0.18%	$220,183	363	0.22%
Savings Accounts	156,829	336	0.29%	136,469	387	0.38%
Money Market Accounts	395,935	2,685	0.91%	368,899	2,988	1.08%
Certificates of Deposit	425,446	7,038	2.21%	462,067	9,742	2.82%
FHLB Advances	818,003	13,723	2.24%	556,664	12,551	3.01%
Repurchase Agreements and Other Borrowed Funds	151,856	4,864	4.28%	100,270	3,282	4.38%

Total Interest Bearing Liabilities	2,204,022	28,993	1.76%	1,844,552	29,313	2.12%

Non-interest Bearing Deposits	384,189			315,233
Other Liabilities	26,342			28,459

Total Liabilities	2,614,553			2,188,244

Common Stock	219			183
Paid-In Capital	224,792			197,524
Retained Earnings	19,063			16,665
Accumulated Other Comprehensive Earnings	4,790			9,565

Total Stockholders’ Equity	248,864			223,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,863,417			$2,412,181

Net Interest Income		$79,553			$67,465

Net Interest Spread			3.63%			3.64%
Net Interest Margin on average earning assets			3.96%			4.03%
Return on Average Assets			1.54%			1.58%
Return on Average Equity			17.74%			17.00%

(1)	Excludes tax effect on non-taxable investment security income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent acquisition

On June 4, 2004, Glacier Bancorp, Inc. completed its acquisition of the Ione branch in Ione, Washington. The branch had approximately $15 million in deposits, and became a branch of Mountain West Bank, the Company’s Idaho banking subsidiary. In consideration for the assumption of liabilities, the Company received $14.5 million in cash. A portion of the purchase price was allocated to core deposit intangible of $148,000 and goodwill of $425,000.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from September 30, 2003 and December 31, 2003, to September 30, 2004.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Assets ($ in thousands)	2004	2003	2003	2003	2003
Cash on hand and in banks	$69,625	77,093	67,538	(7,468)	2,087
Investment securities, interest bearing deposits, FHLB stock, and FRB stock	1,145,667	1,106,001	1,046,446	39,666	99,221
Loans:
Real estate	373,662	317,774	345,091	55,888	28,571
Commercial	973,869	841,306	829,513	132,563	144,356
Consumer	338,158	295,275	292,516	42,883	45,642

Total loans	1,685,689	1,454,355	1,467,120	231,334	218,569
Allowance for loan losses	(26,075)	(23,990)	(23,920)	(2,085)	(2,155)

Total loans net of allowance for loan losses	1,659,614	1,430,365	1,443,200	229,249	216,414

Other assets	127,793	126,174	125,890	1,619	1,903

Total Assets	$3,002,699	2,739,633	2,683,074	263,066	319,625

At September 30, 2004 total assets were $3.003 billion which is $320 million greater than the September 30, 2003 assets of $2.683 billion, an increase of 12 percent, and $263 million greater than the December 31, 2003 assets of $2.740 billion, a 10 percent increase.

Total loans have increased $219 million from September 30, 2003 and $231 million from December 31, 2003, an increase of 16 percent. Since year end 2003, commercial loans have increased $133 million, or 16 percent, and real estate loans gained $56 million, or 18 percent. Consumer loans have increased $43 million, or 15 percent, primarily from increases in home equity loans which continue to be the primary source of our consumer loan originations. Our banks continue to generate impressive loan volume. For the past two quarters our loan growth has far exceeded our anticipated growth.

Investment securities, including interest bearing deposits in other financial institutions, have increased $99 million from September 30, 2003, and are $40 million more than at December 31, 2003. Additional investments were made to utilize excess funding liquidity, and to invest a portion of the proceeds from the trust preferred securities issued in March.

The Company typically sells a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the nine months ended September 30, 2004 and 2003 were $216 million and $455 million, respectively, and for the three months ended September 30, 2004 and 2003 were $73 million and $163 million. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at September 30, 2004 was approximately $175 million.

				$ change from	$ change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Liabilities ($ in thousands)	2004	2003	2003	2003	2003
Non-interest bearing deposits	$438,578	369,052	392,746	69,526	45,832
Interest bearing deposits	1,249,543	1,228,573	1,225,653	20,970	23,890
Advances from Federal Home Loan Bank	854,056	777,294	714,837	76,762	139,219
Securities sold under agreements to repurchase and other borrowed funds	82,686	64,986	58,787	17,700	23,899
Other liabilities	34,858	26,889	27,946	7,969	6,912
Subordinated debentures	80,000	35,000	35,000	45,000	45,000

Total liabilities	$2,739,721	2,501,794	2,454,969	237,927	284,752

Non-interest bearing deposits have increased $70 million, or 19 percent, since December 31, 2003 and are $46 million, or 12 percent, greater than the September 30, 2003 balance. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Total deposits have increased $70 million from the September 30, 2003 balances and $90 million from December 31, 2003. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances have also increased, $77 million from December 31, 2003, and $139 million from September 30, 2003, as we continue to take advantage of the flexibility of that funding source in this current period of low interest rates. Repurchase agreements and other borrowed funds also have increased from the prior year and from year end 2003 as we continue to use these cost effective sources of funding. On March 24, 2004, subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of 5.79 percent, were issued. The proceeds were used for general corporate purposes.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, all seven banking subsidiaries are members of the FHLB. As of September 30, 2004, the Company had $1.103 billion of available FHLB line of which $854 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2004, all seven financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

Stockholders’ equity

				$ change from	$ change from
	September 30,	December 31,	Setpember 30,	December 31,	September 30,
($ in thousands except per share data)	2004	2003	2003	2003	2003
Common equity	$254,897	231,223	224,149	23,674	30,748
Net unrealized gain on securities	8,081	6,616	3,956	1,465	4,125

Total stockholders’ equity	$262,978	237,839	228,105	25,139	34,873

Stockholders’ equity to total assets	8.76%	8.68%	8.50%
Book value per common share	$10.73	9.83	9.44	0.90	1.29
Market price per share at end of quarter	$29.16	25.98	21.94	3.18	7.22

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Net unrealized gains on securities available for sale of $8 million at September 30, 2004 is greater than the $7 million at year end 2003 and the $4 million at September 30, 2003, and is primarily a function of interest rate changes.

	September 30,	December 31,	September 30,
Credit quality information ($ in thousands)	2004	2003	2003
Allowance for loan losses	$26,075	23,990	23,920
Non-performing assets	$12,308	13,068	10,489
Allowance as a percentage of non performing assets	212%	184%	228%
Non-performing assets as a percentage of total assets	0.41%	0.48%	0.39%
Allowance as a percentage of total loans	1.55%	1.65%	1.63%
Net charge-offs as a percentage of loans	0.05%	0.12%	0.08%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at September 30, 2004 were at .41 percent, a slight increase from .37 percent at June 30, 2004, a decrease from .48 percent at December 31, 2003, and an increase from .39 percent at September 30, 2003. This compares favorably to the Federal Reserve Bank Peer Group average of .59 percent at June 30, 2004, the most recent information available. The allowance for loan losses was 212 percent of non-performing assets at September 30, 2004, compared to 228 percent a year ago. The allowance has increased $2.155 million, or 9 percent, from a year ago to $26.075 million, which is 1.55 percent of September 30, 2004 total loans outstanding, down slightly from the 1.63 percent a year ago. The third quarter provision expense for loan losses was $1.200 million, a decrease of $21 thousand from the same quarter in 2003.

Results of Operations – The three months ended September 30, 2004 compared to the three months ended
September 30, 2003.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.

The Company reported net quarterly earnings of $11.680 million, an increase of $1.983 million, or 20 percent, over the $9.697 million for the third quarter of 2003. Diluted earnings per share for the quarter of $.47, is an increase of 21 percent over the per share earnings of $.39 for the same quarter of 2003. Return on average assets and return on average equity for the quarter were 1.57 percent and 18.12 percent, respectively, which compares with prior year returns of 1.49 percent and 17.10 percent.

Revenue summary

	Three months ended September 30,
($ in thousands)	2004	2003	$ change	% change
Net interest income	$27,385	23,664	3,721	15.7%
Non-interest income
Service charges, loan fees, and other fees	6,437	5,172	1,265	24.5%
Gain on sale of loans	2,211	3,258	(1,047)	-32.1%
Gain on sale of investments, net of impairment charge	—	5	(5)	-100.0%
Other income	489	478	11	2.3%

Total non-interest income	9,137	8,913	224	2.5%

	$36,522	32,577	3,945	12.1%

Tax equivalent net interest margin	4.11%	4.12%

Net Interest Income

Net interest income for the quarter increased $3.721 million, or 16 percent, over the same period in 2003. Total interest income increased $4.537 million, or 14 percent, while total interest expense was $816 thousand higher. The investment portfolio generated approximately 64 percent of the increase in interest income with the remainder coming from the increase in loans outstanding. The increase in interest expense is primarily attributed to the issuance of $45 million in subordinated debentures and the increase in FHLB advances during the current year, which was partially offset by the increase in non-interest bearing deposits and a reduction in rates on maturing fixed term interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.11 percent which was near the 4.12 percent result for the third quarter of 2003. The margin for the third quarter increased from the 4.04 percent experienced for the second quarter of 2004. Premium amortization on mortgage related investments for the third quarter was $2.722 million, a decrease of $745 thousand from the second quarter and a decrease of $1.254 million from the third quarter of last year.

Non-interest Income

Fee income increased $1.265 million, or 24 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts and additional customer services offered. Gain on sale of loans decreased $1.047 million from the third quarter of last year, because of greatly reduced refinance activity, but increased $185 thousand from this years’ second quarter which was $255 thousand higher than the first quarter. Loan origination activity for housing purchases remains quite strong in our markets, with $176 million in residential loans originated in the third quarter and $488 million year to date.

Non-interest expense summary

	Three months ended September 30,
($ in thousands)	2004	2003	$ change	% change
Compensation and employee benefits	$10,067	9,448	619	6.6%
Occupancy and equipment expense	2,662	2,536	126	5.0%
Outsourced data processing expense	346	393	(47)	-12.0%
Core deposit intangible amortization	265	308	(43)	-14.0%
Other expenses	4,649	4,362	287	6.6%

Total non-interest expense	$17,989	17,047	942	5.5%

Non-interest Expense

Non-interest expense increased by $942 thousand, or 6 percent, from the same quarter of 2003 including expenses from the Ione branch acquisition, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, Montana. Compensation and benefit expense increased $619 thousand, or 7 percent from the third quarter of 2003, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $126 thousand, or 5 percent, reflecting the cost of the additional locations. Outsourced data processing expense decreased by $47 thousand. Other expenses increased $287 thousand, or 7 percent, primarily from additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 49 percent for the 2004 third quarter which is a significant improvement from the 52 percent for the 2003 third quarter.

Results of Operations – The nine months ended September 30, 2004 compared to the nine months ended
September 30, 2003.

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.

Net earnings for the nine months ended September 30, 2004 were $33.053 million, which is an increase of $4.576 million, or 16 percent over the same period of the prior year. Without the 2003 gain on sale of securities, net year-to-date earnings increased $5.419 million, or 20 percent. Diluted earnings per share of $1.33, is an increase of 14 percent over the $1.17 earned in the first nine months of 2003. The 2004 nine month return on average assets and return on average equity were 1.54 percent and 17.74 percent, respectively, which compares with the prior year nine month returns of 1.58 percent and 17.00 percent.

Revenue summary

		Nine months ended September 30,
($ in thousands)	2004	2003	$ change	% change
Net interest income	$79,553	67,465	12,088	17.9%
Non-interest income
Service charges, loan fees, and other fees	17,851	14,769	3,082	20.9%
Gain on sale of loans	6,008	8,740	(2,732)	-31.3%
Gain on sale of investments, net of impairment charge	—	1,253	(1,253)	-100.0%
Other income	1,537	1,477	60	4.1%

Total non-interest income	25,396	26,239	(843)	-3.2%

	$104,949	93,704	11,245	12.0%

Tax equivalent net interest margin	4.15%	4.21%

Net Interest Income

Net interest income for the first nine months increased $12.088 million, or 18 percent, over the same period in 2003. Total interest income was $11.768 million, or 12 percent higher than the same period in 2003, while total interest expense was $320 thousand lower. The investment portfolio generated approximately 76 percent of the increase in interest income. Additional interest income from the large increase in loans outstanding was partially offset by lower rates on the loan portfolio due to refinancing, and re-pricing of existing loans. The decrease in interest expense is primarily attributed to the increase in non-interest bearing deposits and a reduction in rates on maturing fixed term interest bearing deposits and Federal Home Loan Bank borrowings. The interest expense on the subordinated debentures issued in March 2004 partially offset the above described reductions. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.15 percent which was a decrease from 4.21 percent for the same period in 2003.

Non-interest Income

Fee income increased $3.082 million, or 21 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts and the fee income associated with this growth in accounts. Gain on sale of loans decreased $2.732 million, or 31 percent, from last year, because of greatly reduced refinance activity. Loan origination activity for housing purchases remains quite strong in our markets. In 2003 gains on sale of investments, net of impairment charge, of $1.253 million were recorded and zero gains were realized in 2004.

Non-interest expense summary

	Nine months ended September 30,
($ in thousands)	2004	2003	$ change	% change
Compensation and employee benefits	$29,724	26,477	3,247	12.3%
Occupancy and equipment expense	8,026	7,266	760	10.5%
Outsourced data processing expense	1,127	1,221	(94)	-7.7%
Core deposit intangible amortization	810	937	(127)	-13.6%
Other expenses	13,736	12,354	1,382	11.2%

Total non-interest expense	$53,423	48,255	5,168	10.7%

Non-interest Expense

Non-interest expense increased by $5.168 million, or 11 percent, from 2003 including expenses from the acquisitions, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, one of the fastest growing cities in Montana. Compensation and benefit expense increased $3.247 million, or 12 percent, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $760 thousand, or 10 percent, reflecting the cost of the additional locations. Outsourced data processing expense decreased by $94 thousand, the result of bringing all core processing onto our in-house data systems, offset somewhat by increased item capture expenses for Mountain West Bank resulting from increased volumes. Other expenses increased $1.382 million, or 11 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, and costs associated with new branch offices and the acquisitions. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent, improving slightly from the 52 percent in 2003, excluding the gain on sale of securities.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company believes that there have not been any material changes in information about the Company’s market risk that was provided in the Form 10-K report for the year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not Applicable

     (b) Not Applicable

     (c) Not Applicable

Item 3. Defaults upon Senior Securities

     (a) Not Applicable

     (b) Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

     (a) Not Applicable

     (b) Not Applicable

     (c) Not Applicable

     (d) Not Applicable

Item 5. Other Information

     (a) Not Applicable

     (b) Not Applicable

Item 6. Exhibits

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

GLACIER BANCORP, INC.

November 5, 2004	/s/ Michael J. Blodnick

Michael J. Blodnick
President/CEO

November 5, 2004	/s/ James H. Strosahl

James H. Strosahl
Executive Vice President/CFO