Form 10-K
period 2004-12-31
GLACIER BANCORP INC
filed 2005-03-15
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2004 or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE 000-18911

                              GLACIER BANCORP, INC.

         MONTANA                                         81-0519541
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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2004 (the last business day of the most recent second quarter), was $644,782,651 (based on the average bid and ask price as quoted on the NASDAQ National Market at the close of business on that date).

As of March 2, 2005, there were issued and outstanding 24,630,415 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2005 Annual Meeting Proxy Statement dated March 23, 2005 are incorporated by reference into Part III of this Form 10-K.

                      GLACIER BANCORP, INC.
                     FORM 10-K ANNUAL REPORT
              For the year ended December 31, 2004
                        TABLE OF CONTENTS

PART I.                                                                                       Page
Item 1.              Business                                                                   3
Item 2.              Properties                                                                20
Item 3.              Legal Proceedings                                                         20
Item 4.              Submission of Matter to a Vote of Security Holders                        20

PART II.

Item 5.              Market for the Registrant's Common Equity, Related Stockholder
                                    Matters, and Issuer Purchase of Equity Securities          20
Item 6.              Selected Financial Data                                                   21
Item 7.              Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                        23
Item 7a.             Quantitative and Qualitative Disclosure about Market Risk                 33
Item 8.              Financial Statements and Supplementary Data                               33
Item 9.              Changes in and Disagreements with Accountants in Accounting
                                     and Financial Disclosures                                 66
Item 9a.             Controls and Procedures                                                   66
Item 9b.             Other Information                                                         66

PART III.

Item 10.             Directors and Executive Officers of the Registrant                        66
Item 11.             Executive Compensation                                                    67
Item 12.             Security Ownership of Certain Beneficial Owners
                                     and Management                                            67
Item 13.             Certain Relationships and Related Transactions                            67
Item 14              Principal Accountant Fees and Services                                    67

PART IV.

Item 15.             Exhibits and Financial Statement Schedules                                67

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

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 55 banking offices in Montana, Idaho, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company is the parent holding company of its nine wholly owned subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Mountain West Bank in Idaho ("Mountain West"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Glacier Capital Trust I ("Glacier Trust I"), and Glacier Capital Trust II ("Glacier Trust II").

The Company formed Glacier Trust II as a financing subsidiary on March 24, 2004. Glacier Trust II issued 45,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 5.788% for the first five years and then converts to a three month LIBOR plus 2.75% rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust II.

The Company formed Glacier Capital Trust I as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust I.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT AND PENDING ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities in existing and contiguous markets. On November 22, 2004, Glacier entered into a Plan and Agreement of Merger with First National Banks - West Co. and its wholly owned subsidiary First National Bank - West,

Evanston, Wyoming, whereby First National Banks - West Co. merged with and into the Company. First National Bank - West operates as a separate wholly owned subsidiary of the Company. First National Bank - West maintains seven branches, its main and a second branch in Evanston, Wyoming, and five additional branches in Afton, Alpine, Kemmerer, Pinedale, and Mountain View, Wyoming. This transaction closed on February 28, 2005. On December 15, 2004, Glacier entered into a Plan and Agreement of Merger with Citizens Bank Holding Company and its wholly owned subsidiary Citizens Community Bank, Pocatello, Idaho, whereby Citizens Bank Holding Company would merge with and into the Company, and Citizens Community Bank will continue to operate as a wholly owned subsidiary of the Company. Citizens Community Bank operates three branches, two in Pocatello, and the other in Ammon, Idaho. This transaction is expected to close on March 31, 2005. On June 4, 2004, we acquired AmericanWest Bancorp.'s branch office in Ione, Washington which became a branch of Mountain West Bank. On July 15, 2003, we acquired Pend Oreille Bancorp and its branches also became additional branches of Mountain West. On March 15, 2001, we acquired seven Wells Fargo & Company and First Security Corporation branches located in Idaho and Utah. On February 28, 2001, we acquired Western, through the purchase of WesterFed Financial Corporation, its parent company. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks were recorded by the Company at their respective fair values at the date of the acquisition and the results of the banks operations have been included with those of the Company since the date of acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

Mountain West was acquired February 4, 2000. The acquisition was accounted for using the pooling of interests method of accounting. Under this method, financial information for each of the periods presented includes the combined companies as though the merger had occurred prior to the earliest date presented.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System and all subsidiaries, with the exception of Mountain West, are members of the Federal Reserve Bank of Minneapolis ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2004

Glacier Bancorp, Inc.'s office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. Glacier's address is 202 Main Street, Kalispell, MT 59901 (406) 756-4200, First Security's address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115, Western's address is 2929 3rd Avenue North, Billings, MT 59101 (406) 252-3700, Mountain West's address is 125 Ironwood Drive, Coeur d'Alene, Idaho 83814 (208) 765-0284, Big Sky's address is 55 Lone Peak Drive, Big Sky, MT, 59716 (406) 995-2321, Valley's address is 3030 North Montana Avenue, Helena, MT 59601 (406) 495-2400, and Whitefish's address is 319 East Second Street, Whitefish, MT 59937 (406) 863-6300. See "Item 2. Properties."

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2004:


                                      ------------------------
                                        Glacier Bancorp, Inc.
                                      (Parent Holding Company)
                                      ------------------------
                                                 |
  -----------------------------------------------|-------------------------------------------------------
    Glacier Bank           First Security Bank   |        Western Security         Mountain West Bank
  (Commercial bank)            of Missoula       |              Bank                 of Coeur d'Alene
                          (Commercial bank)      |       (Commercial bank)          (Commercial bank)
  -----------------        -------------------   |       -----------------       ------------------------
                                                 |
  -------------------------------------------------------------------------------------------------------
       Big Sky                 Valley Bank                 Glacier Bank          Glacier Capital Trust I
    Western Bank                of Helena                   of Whitefish                  and
  (Commercial bank)         (Commercial bank)            (Commercial bank)       Glacier Capital Trust II
  -----------------        -------------------           -----------------       ------------------------






                      FINANCIAL INFORMATION ABOUT SEGMENTS

At December 31, 2004, the Company had seven wholly owned banking subsidiaries, Glacier, First Security, Western, Mountain West, Big Sky, Valley, and Whitefish. For information regarding the holding company, as separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and footnote 16 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

The business of the Company's subsidiaries (collectively referred to hereafter as "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks' principal sources of income are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal expenses are interest on deposits, FHLB advances, repurchase agreements, and subordinated debentures, as well as general and administrative expenses.

BUSINESS SEGMENT RESULTS

The Company evaluates segment performance internally based on individual banking subsidiaries, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent company, nonbank unit, and eliminations of transactions between segments.

(Dollars in thousands)                         Glacier               First Security                        Western
                                         2004     2003     2002      2004     2003    2002        2004      2003       2002
                                        -------  -------  -------  ------- --------  -------  ---------  ---------  ---------
Condensed Income Statements
Net interest income                      24,541   22,565   22,787   24,372   22,246   20,596     15,663     13,670     13,699
Noninterest income                        8,652    8,184    7,554    3,684    4,392    3,880      3,583      4,043      2,782
                                        -------  -------  -------  ------- --------  -------  ---------  ---------  ---------
Total revenues                           33,193   30,749   30,341   28,056   26,638   24,476     19,246     17,713     16,481
Provision for loan losses                (1,075)    (375)  (1,080)    (600)  (1,250)  (1,800)         -          -       (325)
Core deposit intangible expense            (276)    (304)    (332)    (216)    (270)    (325)      (279)      (348)      (419)
Other noninterest expense               (14,980) (14,283) (12,913) (10,184)  (9,766)  (9,192)    (9,016)    (8,661)    (7,832)
                                        -------  -------  -------  ------- --------  -------  ---------  ---------  ---------
Pretax earnings                          16,862   15,787   16,016   17,056   15,352   13,159      9,951      8,704      7,905
Income tax expense                       (5,704)  (5,437)  (5,763)  (5,572)  (5,288)  (4,761)    (3,039)    (2,604)    (2,432)
                                        -------  -------  -------  ------- --------  -------  ---------  ---------  ---------
Net income                               11,158   10,350   10,253   11,484   10,064    8,398      6,912      6,100      5,473
                                        =======  =======  =======  ======= ========  =======  =========  =========  =========
Average Balance Sheet Data
Total assets                            631,213  534,774  477,195  602,407  528,791  455,039    453,151    427,786    397,277
Total loans                             366,627  336,978  320,774  317,793  305,209  324,638    213,487    199,607    216,238
Total deposits                          365,746  340,788  331,661  347,481  349,118  350,945    214,602    220,978    224,486
Stockholders' equity                     62,230   56,866   51,014   53,247   47,822   41,457     48,731     47,782     45,065
End of Year Balance Sheet Data
Total assets                            646,523  595,778  490,999  626,341  578,803  487,699    446,502    446,405    405,282
Net loans                               398,187  330,012  319,906  326,826  295,195  300,481    210,181    196,732    188,793
Total deposits                          393,655  358,600  327,018  359,918  340,650  352,805    207,711    219,950    226,482
Stockholders' equity                     64,207   58,703   53,492   56,004   49,334   44,678     49,095     47,242     46,647
Performance Ratios
Return on average assets                   1.77%    1.94%    2.15%    1.91%    1.90%    1.85%      1.53%      1.43%      1.38%
Return on average equity                  17.93%   18.20%   20.10%   21.57%   21.04%   20.26%     14.18%     12.77%     12.14%
Efficiency ratio                          45.96%   47.44%   43.65%   37.07%   37.68%   38.88%     48.30%     50.86%     50.06%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio           13.22%   13.75%   13.54%   12.47%   12.04%   11.06%     15.38%     15.04%     15.33%
Tier II risk-based capital ratio          14.35%   14.90%   14.79%   13.72%   13.29%   12.31%     16.63%     16.30%     16.61%
Leverage capital ratio                     8.90%    8.97%    9.48%    8.27%    7.80%    7.82%      9.67%      9.23%      9.83%
Full time equivalent employees              187      176      170      119      119      120        110        105        105
Locations                                    11       11       11        9        9        9          7          7          8
                                        -------  -------  -------  ------- --------  -------  ---------  ---------  ---------

(Dollars in thousands)                          Mountain West               Big Sky                        Valley
                                         2004     2003     2002     2004      2003     2002       2004      2003       2002
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Condensed Income Statements
Net interest income                      22,552   17,061   13,629    9,361    7,264    6,860      8,959      7,845      7,522
Noninterest income                       12,315   10,206    6,392    2,249    1,729    1,591      2,940      3,730      2,641
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Total revenues                           34,867   27,267   20,021   11,610    8,993    8,451     11,899     11,575     10,163
Provision for loan losses                (1,320)  (1,124)    (695)    (510)    (250)    (330)      (440)      (630)    (1,335)
Core deposit intangible expense            (210)    (205)    (224)     (33)     (41)     (49)       (60)       (75)       (90)
Other noninterest expense               (21,290) (17,958) (13,439)  (5,190)  (4,141)  (3,618)    (6,020)    (5,471)    (5,371)
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Pretax earnings                          12,047    7,980    5,663    5,877    4,561    4,454      5,379      5,399      3,367
Income tax expense                       (3,769)  (2,216)  (1,633)  (2,157)  (1,730)  (1,705)    (1,632)    (1,754)    (1,053)
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Net income                                8,278    5,764    4,030    3,720    2,831    2,749      3,747      3,645      2,314
                                        =======  =======  =======  =======  =======  =======  =========  =========  =========
Average Balance Sheet Data
Total assets                            582,923  464,464  366,254  224,968  190,745  170,000    229,243    201,702    173,785
Total loans                             347,718  264,418  186,233  146,579  121,080  111,911    110,228     96,045     96,471
Total deposits                          394,149  318,196  260,420  120,900  106,743   92,894    144,351    131,687    127,243
Stockholders' equity                     63,710   53,071   42,045   19,287   17,387   15,021     19,188     17,837     15,047
End of Year Balance Sheet Data
Total assets                            629,205  547,035  396,777  241,056  209,342  179,543    241,518    219,105    190,536
Net loans                               382,819  313,021  214,453  161,761  125,664  111,378    119,626     97,292     97,937
Total deposits                          431,662  372,936  275,809  132,853  115,496   95,897    146,660    134,405    126,418
Stockholders' equity                     67,002   61,031   44,429   20,567   17,882   16,439     20,052     18,176     17,038
Performance Ratios
Return on average assets                   1.42%    1.24%    1.10%    1.65%    1.48%    1.62%      1.63%      1.81%      1.33%
Return on average equity                  12.99%   10.86%    9.58%   19.29%   16.28%   18.30%     19.53%     20.44%     15.38%
Efficiency ratio                          61.66%   66.61%   68.24%   44.99%   46.50%   43.39%     51.10%     47.91%     53.73%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio           10.20%   10.48%    9.85%    9.22%   10.36%   10.77%     12.38%     13.25%     11.43%
Tier II risk-based capital ratio          11.39%   11.68%   10.85%   10.48%   11.61%   12.03%     13.62%     14.49%     12.45%
Leverage capital ratio                     7.16%    7.34%    6.71%    7.88%    7.82%    8.04%      7.58%      7.35%      7.54%
Full time equivalent employees              220      204      152       59       54       43         65         62         61
Locations                                    16       15       11        4        4        3          6          6          6
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------

(Dollars in thousands)                           Whitefish                   Other                  Consolidated
                                         2004     2003     2002      2004     2003     2002      2004      2003       2002
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Condensed Income Statements
Net interest income                       6,393    5,194    4,901   (4,448)  (3,493)  (3,527)   107,393     92,352     86,467
Noninterest income                        1,419    1,273    1,096     (277)       5      (19)    34,565     33,562     25,917
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Total revenues                            7,812    6,467    5,997   (4,725)  (3,488)  (3,546)   141,958    125,914    112,384
Provision for loan losses                  (250)    (180)    (180)       -        -        -     (4,195)    (3,809)    (5,745)
Core deposit intangible expense               -        -        -        -        -        -     (1,074)    (1,243)    (1,439)
Other noninterest expense                (3,280)  (3,071)  (2,634)  (1,099)  (1,350)  (1,375)   (71,059)   (64,701)   (56,374)
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Pretax earnings                           4,282    3,216    3,183   (5,824)  (4,838)  (4,921)    65,630     56,161     48,826
Income tax (expense) benefit             (1,457)  (1,054)  (1,040)   2,316    1,930    1,963    (21,014)   (18,153)   (16,424)
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------
Net income                                2,825    2,162    2,143   (3,508)  (2,908)  (2,958)    44,616     38,008     32,402
                                        =======  =======  =======  =======  =======  =======  =========  =========  =========
Average Balance Sheet Data
Total assets                            161,364  139,516  121,757   11,847   (4,094)  (7,242) 2,897,116  2,483,684  2,154,065
Total loans                              88,614   72,206   63,676     (346)    (356)    (364) 1,590,700  1,395,187  1,319,577
Total deposits                           77,681   70,857   64,107  (21,615) (11,056)  (9,868) 1,643,295  1,527,311  1,441,888
Stockholders' equity                     13,129   11,652   10,080  (26,154) (26,407) (24,152)   253,368    226,010    195,577
End of Year Balance Sheet Data
Total assets                            169,411  149,531  129,255   10,181   (6,366)   1,253  3,010,737  2,739,633  2,281,344
Net loans                               102,746   72,800   68,066     (341)    (351)    (361) 1,701,805  1,430,365  1,300,653
Total deposits                           98,605   68,124   67,810  (41,356) (12,536) (12,316) 1,729,708  1,597,625  1,459,923
Stockholders' equity                     13,839   12,126   11,078  (20,582) (26,655) (21,552)   270,184    237,839    212,249
Performance Ratios
Return on average assets                   1.75%    1.55%    1.76%                                 1.54%      1.53%      1.50%
Return on average equity                  21.52%   18.55%   21.26%                                17.61%     16.82%     16.57%
Efficiency ratio                          41.99%   47.49%   43.92%                                50.81%     52.37%     51.44%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio           11.67%   12.32%   11.64%                                15.06%     12.98%     12.99%
Tier II risk-based capital ratio          12.91%   13.57%   12.88%                                16.31%     14.23%     14.24%
Leverage capital ratio                     7.75%    7.60%    8.09%                                10.16%      8.45%      8.95%
Full time equivalent employees               40       33       30       57       54       56        857        807        737
Locations                                     2        2        2                                    55         54         50
                                        -------  -------  -------  -------  -------  -------  ---------  ---------  ---------

INTERNET ACCESS

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.glacierbancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the Securities and Exchange Commission.

MARKET AREA

The Company's primary market area includes the three northwest Montana counties of Flathead, Lake, and Lincoln; the west central Montana counties of Missoula, Silver Bow, Lewis & Clark, Gallatin, and Yellowstone; in Idaho, the Company's primary market area includes Ada, Kootenai, Bonner and Blaine counties. Kalispell, the location of its home office, is the county seat of Flathead County, and is the primary trade center of what is known as the Flathead Basin. Glacier has its main office and a branch office in Kalispell, branches in Columbia Falls, Evergreen, Bigfork, Polson (the county seat of Lake County), Libby (the county seat of Lincoln County), Anaconda (the county seat of Deer Lodge County), and three branches in Butte (the county seat of Silver Bow County). First Security's main office and seven of the branch locations are in Missoula (the county seat of Missoula County) and its ninth branch is in Hamilton (the county seat of Ravailli County). Western Security's main office and five of its branches are located in Billings (the county seat of Yellowstone County) and two branches are located in Laurel and Lewistown (the county seat of Fergus County). Mountain West has twelve offices in Idaho, Coeur d'Alene, Post Falls, Hayden Lake, Meridian, Nampa, Hailey, Ketchum, two offices in Sandpoint and three offices in Boise, two offices in Utah, Brigham City and Park City, and two offices in Washington, Newport and Ione. Big Sky's main office is in Big Sky, with three branches in Bozeman (the county seat of Gallatin County). Valley's main office and five branch locations are in Helena (the state capital and the county seat of Lewis & Clark County). Whitefish's main office is located in Whitefish with its one branch in Eureka.

Northwest Montana has a diversified economic base, primarily comprised of wood products, primary metal manufacturing, medical services, agriculture, high-tech related manufacturing and tourism. Tourism is heavily influenced by the close proximity of Glacier National Park, which has in excess of 1.5 million visitors per year. The area also contains the Big Mountain Ski Area, and Flathead Lake, the largest natural freshwater lake west of the Mississippi. Missoula, the home of the University of Montana, has a large population base with a diverse economy comprised of government services, transportation, medical services, forestry, technology, tourism, trade and education. Missoula is located on Interstate Highway 90, and has good air service. Helena, the county seat of Lewis and Clark County and the state capital, is highly dependent on state and federal government, but also has tourism, trade, transportation, and education contributing to its economy. Bozeman, the home of Montana State University, is the gateway to Yellowstone National Park, which has in excess of 2.5 million visitors per year, and the Big Sky ski resort, both of which are very active tourist areas. Bozeman also has a high-tech center and is located on Interstate 90, and has good air service. Billings, the largest city in Montana, is located on Interstate 90 and is the western termination point of Interstate 94, and has very good air service. Agriculture, medical services, transportation, oil related industries and education are the primary economical activities. Coeur d'Alene, located in northern Idaho on Interstate 90, is one of the fastest growing areas in the United States. Boise, the state capital located on Interstate 84, is also growing rapidly, with much of the growth related to high-tech manufacturing.

COMPETITION

Glacier and Whitefish comprise the largest financial institution group in terms of total deposits in the three county area of northwest Montana, and have approximately 24% of the total deposits in this area. Glacier's three Butte, Montana offices have approximately 21% of the deposits in Silver Bow County and Glacier's Anaconda office has 20% of the deposits in Deer Lodge County. First Security has approximately 26% of the total deposits in Missoula County. Western has approximately 11% of the deposits in Yellowstone and Fergus counties combined. Big Sky has approximately 10% of Gallatin County's deposits and Valley has approximately 21% of Lewis and Clark County's total deposits. In Idaho, Mountain West has approximately 11% of the deposits in Kootenai and Blaine counties, 7% in Bonner County, and 1% in Ada and Canyon counties. In Utah, Mountain West has 5% of the deposits in the Box Elder and Summit counties combined. In Washington, Mountain West has 63% of the deposits in Pend Oreille County.

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

AVERAGE BALANCE SHEET                             For the year ended 12-31-04       For the year ended 12-31-03
                                                --------------------------------  ---------------------------------
(Dollars in Thousands)                                        Interest   Average                 Interest   Average
                                                 Average        and       Yield/     Average       and      Yield/
ASSETS                                           Balance      Dividends   Rate       Balance    Dividends    Rate
                                                ------------  ---------  -------  ------------  ----------  --------
   Residential First Mortgage                   $    346,575     22,942     6.62% $    336,494      23,883     7.10%
   Commercial Loans                                  924,798     57,312     6.20%      770,352      50,203     6.52%
   Consumer and Other Loans                          319,327     20,331     6.37%      288,341      20,013     6.94%
                                                ------------  ---------  -------  ------------  ----------
      Total Loans                                  1,590,700    100,585     6.32%    1,395,187      94,099     6.74%
   Tax-Exempt Investment Securities (1)              281,743     13,917     4.94%      226,971      11,410     5.03%
   Taxable Investment Securities                     844,051     32,783     3.88%      688,239      25,321     3.68%
                                                ------------  ---------  -------  ------------  ----------
      Total Earning Assets                         2,716,494    147,285     5.42%    2,310,397     130,830     5.66%
                                                              ---------                         ----------
   Non-Earning Assets                                180,622                           173,287
                                                ------------                      ------------
      TOTAL ASSETS                              $  2,897,116                      $  2,483,684
                                                ============                      ============
LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW Accounts                                  $    259,279        474     0.18% $    227,154         484     0.21%
  Savings Accounts                                   159,237        471     0.30%      139,958         500     0.36%
  Money Market Demand Accounts                       402,157      3,776     0.94%      375,402       3,840     1.02%
  Certificate Accounts                               422,342      9,333     2.21%      456,790      12,397     2.71%
  Advances from FHLB                                 791,245     18,540     2.34%      601,679      16,860     2.80%
  Securities Sold Under agreements to
    Reprchase and Other Borrowed Funds               181,461      7,298     4.02%      101,075       4,397     4.35%
                                                ------------  ---------  -------  ------------  ----------
     Total Interest Bearing Liabilities            2,215,721     39,892     1.80%    1,902,058      38,478     2.02%
                                                              ---------                         ----------
     Non-interest Bearing Deposits                   400,280                           328,007
     Other Liabilities                                27,747                            27,609
                                                ------------                      ------------
     Total Liabilities                             2,643,748                         2,257,674
                                                ------------                      ------------
 Common Stock                                            226                               186
 Paid-In Capital                                     225,065                           203,543
 Retained Earnings                                    22,804                            14,217
 Accumulated Other
    Comprehensive Earnings                             5,273                             8,064
                                                ------------                      ------------
    Total Stockholders' Equity                       253,368                           226,010
                                                ------------                      ------------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                        $  2,897,116                      $  2,483,684
                                                ============                      ============
 NET INTEREST INCOME                                          $ 107,393                         $   92,352
                                                              =========                         ==========
 NET INTEREST SPREAD                                                        3.62%                              3.64%
 NET INTEREST MARGIN
    ON AVERAGE EARNING ASSETS (1)                                           3.95%                              4.00%
 RETURN ON AVERAGE ASSETS (2)                                               1.54%                              1.53%
 RETURN ON AVERAGE EQUITY (3)                                              17.61%                             16.82%
                                                                         -------                            -------

AVERAGE BALANCE SHEET                        For the year ended 12-31-02
                                           -------------------------------
(Dollars in Thousands)                                  Interest   Average
                                             Average       and     Yield/
ASSETS                                       Balance    Dividends   Rate
                                           -----------  ---------  -------
   Residential First Mortgage              $   380,993     29,290     7.69%
   Commercial Loans                            649,665     47,013     7.24%
   Consumer and Other Loans                    288,919     22,559     7.81%
                                           -----------  ---------
      Total Loans                            1,319,577     98,862     7.49%
   Tax-Exempt Investment Securities (1)        156,315      8,074     5.17%
   Taxable Investment Securities               509,137     27,053     5.31%
                                           -----------  ---------
      Total Earning Assets                   1,985,029    133,989     6.75%
                                                        ---------
   Non-Earning Assets                          169,036
                                           -----------
      TOTAL ASSETS                         $ 2,154,065
                                           ===========
LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW Accounts                              $  206,410        723     0.35%
  Savings Accounts                             127,245        857     0.67%
  Money Market Demand Accounts                 355,211      6,771     1.91%
  Certificate Accounts                         495,951     17,917     3.61%
  Advances from FHLB                           409,168     16,959     4.15%
  Securities Sold Under agreements to
    Reprchase and Other Borrowed Funds          76,087      4,295     5.64%
                                           -----------  ---------
     Total Interest Bearing Liabilities      1,670,072     47,522     2.85%
                                                        ---------
     Non-interest Bearing Deposits             257,072
     Other Liabilities                          31,344
                                           -----------
     Total Liabilities                      1,958,488
                                           -----------
 Common Stock                                     171
 Paid-In Capital                              170,291
 Retained Earnings                             19,195
 Accumulated Other
    Comprehensive Earnings                      5,920
                                           -----------
    Total Stockholders' Equity                195,577
                                           -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                   $ 2,154,065
                                           ===========
        NET INTEREST INCOME                             $  86,467
                                                        =========
        NET INTEREST SPREAD                                           3.90%
        NET INTEREST MARGIN
           ON AVERAGE EARNING ASSETS (1)                              4.36%
        RETURN ON AVERAGE ASSETS (2)                                  1.50%
        RETURN ON AVERAGE EQUITY (3)                                 16.57%
                                                                   -------

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

                                          Years Ended December 31,     Years Ended December 31,
(Dollars in Thousands)                         2004 vs. 2003               2003 vs. 2002
                                      -----------------------------  ----------------------------
                                        Increase (Decrease) due to:  Increase (Decrease) due to:
                                      -----------------------------  ----------------------------
INTEREST INCOME                        Volume     Rate       Net      Volume     Rate      Net
                                      --------  --------   --------  --------  --------  --------
Real Estate Loans                     $    716  $ (1,657)  $   (941) $ (3,421) $ (1,986) $ (5,407)
Commercial Loans                        10,064    (2,955)     7,109     8,733    (5,543)    3,190
Consumer and Other Loans                 2,151    (1,833)       318       (45)   (2,501)   (2,546)
Investment Securities                    8,092     1,877      9,969    13,185   (11,581)    1,604
                                      --------  --------   --------  --------  --------  --------
     Total Interest Income              21,023    (4,568)    16,455    18,452   (21,611)   (3,159)
                                      --------  --------   --------  --------  --------  --------
INTEREST EXPENSE
NOW Accounts                                69       (79)       (10)       73      (312)     (239)
Savings Accounts                            69       (98)       (29)       86      (443)     (357)
Money Market Accounts                      274      (338)       (64)      385    (3,316)   (2,931)
Certificates of Deposit                   (935)   (2,129)    (3,064)   (1,415)   (4,105)   (5,520)
FHLB Advances                            5,312    (3,632)     1,680     7,979    (8,078)      (99)
Other Borrowings and
  Repurchase Agreements                  3,496      (595)     2,901     1,411    (1,309)      102
                                      --------  --------   --------  --------  --------  --------
   Total Interest Expense                8,285    (6,871)     1,414     8,519   (17,563)   (9,044)
                                      --------  --------   --------  --------  --------  --------
NET INTEREST INCOME                   $ 12,738  $  2,303   $ 15,041  $  9,933  $ (4,048) $  5,885
                                      ========  ========   ========  ========  ========  ========

Net interest income increased $15 million in 2004 over 2003. The increase was primarily due to increases in volumes and the decrease in rates on deposits and borrowings. For additional information see "Item 7 - Management's Discussion and Analysis".

                             INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquidity portfolio only slightly above policy limits because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

The Company's investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses reflected as an adjustment to stockholders' equity.

The Company uses an effective tax rate of 35% in calculating the tax equivalent yield. Approximately $293 million of the investment portfolio is comprised of tax exempt investments which is an increase of $14 million from the prior year. The increase in tax exempt investments is the result of higher after tax yields on tax exempt investment securities versus taxable investment securities.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see "Item 7 - Management's Discussion & Analysis" and footnote 3 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                LENDING ACTIVITY

GENERAL

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. "Item 7 - Management's Discussion & Analysis" and footnote 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" contain more information about the lending portfolio.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

LOAN PORTFOLIO COMPOSITION

          (Dollars in Thousands)                   At                     At                     At
                                                12/31/04               12/31/03               12/31/02
    TYPE OF LOAN
    ------------
                                           Amount   Percent     Amount     Percent       Amount     Percent
                                        ----------  -------   ----------   -------    ----------    -------
REAL ESTATE LOANS:
      Residential first mortgage        $  382,750    22.49%  $  305,372     21.35%   $  315,043      24.22%
      Held for sale                     $   14,476     0.85%  $   16,973      1.19%   $   51,987       4.00%
                                        ----------  -------   ----------   -------    ----------    -------
          Total                         $  397,226    23.34%  $  322,345     22.54%   $  367,030      28.22%
                                        ==========  =======   ==========   =======    ==========    =======
COMMERCIAL LOANS:
      Real estate                       $  526,455    30.94%  $  483,684     33.82%   $  397,803      30.58%
      Other commercial                  $  466,582    27.42%  $  359,030     25.10%   $  276,675      21.27%
                                        ----------  -------   ----------   -------    ----------    -------
          Total                         $  993,037    58.36%  $  842,714     58.92%   $  674,478      51.85%
                                        ==========  =======   ==========   =======    ==========    =======
INSTALLMENT AND OTHER LOANS:
      Consumer                          $   95,663     5.62%  $   95,739      6.69%   $  112,893       8.68%
      Home equity                       $  248,684    14.61%  $  199,693     13.96%   $  174,033      13.38%
                                        ----------  -------   ----------   -------    ----------    -------
          Total                         $  344,347    20.23%  $  295,432     20.65%   $  286,926      22.06%
                                        ==========  =======   ==========   =======    ==========    =======
      Net deferred loan fees, premiums
           and discounts               ($    6,313)   -0.37% ($    6,136)    -0.43%  ($    6,837)     -0.52%
      Allowance for loan losses        ($   26,492)   -1.56% ($   23,990)    -1.68%  ($   20,944)     -1.61%
LOANS RECEIVABLE, NET                   $1,701,805   100.00%  $1,430,365    100.00%   $1,300,653     100.00%
                                        ==========  =======   ==========   =======   ===========    =======

          (Dollars in Thousands)                   At                       At
                                                12/31/01                 12/31/00
            TYPE OF LOAN
           ------------
                                          Amount      Percent     Amount      Percent
                                        ----------  ----------   ----------   -------
REAL ESTATE LOANS:
      Residential first mortgage        $  401,133      30.33%   $  224,631     30.62%
      Held for sale                     $   27,403       2.07%   $    7,058      0.96%
                                        ----------  ---------    ----------   -------
          Total                         $  428,536      32.40%   $  231,689     31.58%
                                        ==========  =========    ==========   =======
COMMERCIAL LOANS:
      Real estate                       $  379,346      28.69%   $  198,414     27.05%
      Other commercial                  $  241,811      18.29%   $  142,519     19.43%
                                        ----------  ---------    ----------   -------
          Total                         $  621,157      46.98%   $  340,933     46.48%
                                        ----------  ---------    ----------   -------
INSTALLMENT AND OTHER LOANS:
      Consumer                          $  142,875      10.80%   $   86,336     11.77%
      Home equity                       $  156,140      11.81%   $   83,539     11.39%
                                        ----------  ---------    ----------   -------
          Total                         $  299,015      22.61%   $  169,875     23.16%
                                        ==========  =========    ==========   =======
      Net deferred loan fees, premiums
           and discounts               ($    7,727)     -0.58%  ($    1,137)    -0.16%
      Allowance for loan losses        ($   18,654)     -1.41%  ($    7,799)    -1.06%
LOANS RECEIVABLE, NET                   $1,322,327     100.00%   $  733,561    100.00%
                                       ===========  =========    ==========   =======

    (Dollars in Thousands)                Real Estate   Commercial   Consumer    Totals
    ----------------------                -----------   ----------   --------   --------
Variable Rate Maturing or Repricing in:
  One year or less                         $ 107,963      438,676     201,638     748,277
  One to five years                           89,651      307,172       7,676     404,499
  Thereafter                                   6,454       13,551           -      20,005
Fixed Rate Maturing or Repricing in:
  One year or less                            87,436       88,683      35,754     211,873
  One to five years                           79,629      118,170      79,889     277,688
  Thereafter                                  26,093       26,785      19,390      72,268
                                           ---------      -------     -------   ---------
    Totals                                 $ 397,226      993,037     344,347   1,734,610
                                           =========      =======     =======   =========

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2004 was as follows:

REAL ESTATE LENDING

The Banks' lending activities consist of the origination of both construction and permanent loans on residential and commercial real Estate. The Banks actively solicit real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Banks' lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or above 80% of the loan if insured by a private mortgage insurance company. The Banks also provide interim construction financing for single-family dwellings, and makes land acquisition and development loans on properties intended for residential use.

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

COMMERCIAL LENDING

The Banks make commercial loans of various types including operating loans, equipment loans and a relatively small amount of unsecured loans. The Company's credit risk management includes stringent credit policies, regular credit examinations, management review of loans experiencing deterioration of credit quality, individual loan approval limits, and committee approval of larger loan requests. The Company has focused on increasing the mix of loans to include more commercial loans. Commercial lenders at each of the banks are actively seeking new and expanded lending relationships within their markets.

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan type and experience of the individual. Each subsidiary bank has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee has approval authority up to $500,000 ($300,000 at Valley Bank of Helena, $1,000,000 at Western Security Bank and $1,500,000 at Mountain West Bank). Loans between $500,000 and $2,000,000 (up to $3,500,000 for Glacier Bank, First Security Bank of Missoula and Mountain West
Bank) go to the individual Bank's Board of Directors for approval. Loans over these limits up to $5,000,000 are approved by the Executive Loan Committee of the Company's Board of Directors. The membership of the Executive Loan Committee consists of the bank's senior loan officers and the Company's Credit Administrator. Loans greater than $5,000,000 are approved by the Company's Board of Directors. Under banking laws loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks have been active in the secondary market, primarily through the origination of conventional FHA and VA residential mortgages for sale in whole, or in part, to savings associations, banks and other purchasers in the secondary market. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2004, loans serviced for others aggregated approximately $175 million.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Banks receive loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0% to 1.5% on residential mortgages and .5% to 1.5% on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service fees.

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

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in Thousands)                         At       At        At        At        At
                                            12/31/04  12/31/03  12/31/02  12/31/01  12/31/00
                                            --------  --------  --------  --------  --------
NON-ACCRUAL LOANS:
  Mortgage loans                            $    847  $  1,129  $  2,476  $  4,044  $    687
  Commercial loans                             4,792     8,246     5,157     4,568       442
  Consumer loans                                 311       687       409       620        25
                                            --------  --------  --------  --------  --------
    Total                                      5,950    10,062     8,042     9,232     1,154
                                            --------  --------  --------  --------  --------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
  Mortgage loans                                 179       379       846       818       576
  Commercial loans                             1,067     1,798       968       376        91
  Consumer loans                                 396       242       184       243        83
                                            --------  --------  --------  --------  --------
    Total                                      1,642     2,419     1,998     1,437       750
                                            --------  --------  --------  --------  --------
Real estate and other assets owned, net        2,016       587     1,542       593       291
                                            --------  --------  --------  --------  --------
TOTAL NON-PERFORMING LOANS AND REAL
  ESTATE AND OTHER ASSETS OWNED, NET           9,608    13,068    11,582  $ 11,262  $  2,195
                                            --------  --------  --------  --------  --------
  AS A PERCENTAGE OF TOTAL ASSETS               0.32%     0.48%     0.51%     0.53%     0.21%
                                            --------  --------  --------  --------  --------
Interest Income (1)                         $    372  $    665  $    596  $    658  $    101
                                            --------  --------  --------  --------  --------

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of total assets at December 31, 2004 were ..32 percent versus .48 percent at the same time last year, which compares favorably to the Peer Group average of .49 percent at September 30, 2004, the most recent information available. The reserve for loan losses was 276 percent of non-performing assets at December 31, 2004, up from 184 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $2,502,000, or 10 percent, to $26,492,000, which is 1.53 percent of total loans outstanding, down from 1.65 percent of loans at December 31, 2003.

ALLOWANCE FOR LOAN LOSSES

The Allowance for Loan Losses ("ALL") is maintained at a level that allows for the absorption of loan losses inherent within the bank's loan portfolios. The Company is committed to the early recognition of problem loans and to a strong conservative allowance.

Determining the adequacy of the ALL involves a high degree of judgment and is inevitably imprecise. Accordingly, the ALL is maintained within a range based upon a best estimate. The adequacy of the ALL is based on management's current judgment about the credit quality of the loan portfolio and considers all known relevant internal and external factors that affect loan losses. An evaluation of the adequacy of the ALL is conducted at a minimum on a quarterly basis and is documented and approved by the subsidiary Banks' Boards of Directors.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of account. This continuous process, utilizing the bank's credit risk rating process, is necessary to support management's evaluation of adequacy of the ALL. An independent loan review function verifying loan risk ratings validates the loan officer and management's evaluation about the credit quality of the loan portfolio. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALL.

The ALL methodology is designed to reasonably estimate the probable loan and lease loss within the Bank's loan portfolios. The methodology is based upon a process of estimating general, specific, and other allowance allocations.

      - General allocations are estimated by applying loan loss rates to groups of loans as defined by Financial Accounting Standards Board
            (FASB) Statement No. 5 Accounting for Contingencies.

      - Specific allocations are estimated for loans that are impaired or have been selected for individual review as defined by FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15.

      - Allocations that include other factors that warrant an increase or decrease in the ALL balance.

At a minimum, the process includes the following elements:

      - Is well documented with clear explanations of the supporting analyses

      - Includes an analysis of the loan portfolio whether on an individual or group basis

      - Considers all known relevant internal and external factors that may affect loan losses

      - Applies procedures consistently but, when appropriate, is modified for new factors

      - Ensures the ALL balance is recorded in accordance with U.S. generally accepted accounting principals

The Banks' charge-off policy is generally consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording real estate owned is charged to the allowance for loan losses. Any subsequent write-downs are a charge to current expenses.

LOAN LOSS EXPERIENCE

                                                   Years ended December 31,
                                      -----------------------------------------------
       (Dollars in Thousands)           2004       2003      2002      2001     2000
                                      --------    ------    ------    ------    -----
BALANCE AT BEGINNING OF PERIOD        $ 23,990    20,944    18,654     7,799    6,722
    CHARGE OFFS:
      Residential real estate             (419)     (416)     (887)     (677)     (98)
      Commercial loans                  (1,150)     (912)   (2,522)     (723)    (450)
      Consumer loans                      (776)   (1,078)   (1,328)   (2,029)    (424)
                                      --------    ------    ------    ------    -----
        Total charge offs             $ (2,345)   (2,406)   (4,737)   (3,429)    (972)
                                      --------    ------    ------    ------    -----

    RECOVERIES:
      Residential real estate              171       126       276        33        5
      Commercial loans                     120       274       326       266       43
      Consumer loans                       361       284       680       567      137
                                      --------    ------    ------    ------    -----
        Total recoveries              $    652       684     1,282       866      185
                                      --------    ------    ------    ------    -----

    CHARGEOFFS, NET OF RECOVERIES       (1,693)   (1,722)   (3,455)   (2,563)    (787)
    Acquisitions (1)                         -       959         -     8,893        -
    PROVISION                            4,195     3,809     5,745     4,525    1,864
                                      --------    ------    ------    ------    -----
BALANCE AT END OF PERIOD              $ 26,492    23,990    20,944    18,654    7,799
                                      ========    ======    ======    ======    =====

Ratio of net charge offs to average
loans outstanding during the period       0.10%     0.12%     0.26%     0.20%    0.11%

(1) Acquisition of Pend Oreille Bank, WesterFed Financial Corporation and several branches

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSS

                                    2004                    2003                      2002
                            ---------------------   ----------------------  ----------------------
                                         Percent                 Percent                 Percent
                                       of loans in             of loans in             of loans in
(Dollars in thousands)      Allowance    category   Allowance    category   Allowance    category
----------------------      ---------  -----------  ---------  -----------  ---------  -----------
Residential first mortgage
  and loans held for sale    $ 2,693      22.9%        2,147      21.8%        2,334      27.4%
Commercial real estate         9,222      30.3%        7,464      33.2%        7,088      30.1%
Other commercial               9,836      26.9%        9,951      24.7%        7,670      20.9%
Consumer                       4,741      19.9%        4,428      20.3%        3,852      21.6%
                             -------     -----        ------     -----        ------     -----
   Totals                    $26,492     100.0%       23,990     100.0%       20,944     100.0%
                             =======     =====        ======     =====        ======     =====

                                     2001                        2000
                             ----------------------      ---------------------
                                          Percent                    Percent
                                        of loans in                of loans in
(Dollars in thousands)       Allowance    category       Allowance   category
----------------------       ---------  -----------      --------- -----------
Residential first mortgage
  and loans held for sale       2,722      31.5%           1,227       31.2%
Commercial real estate          5,906      28.3%           2,300       26.7%
Other commercial                6,225      18.0%           2,586       19.2%
Consumer                        3,801      22.2%           1,686       22.9%
                               ------     -----            -----      -----
   Totals                      18,654     100.0%           7,799      100.0%
                               ======     =====            =====      =====

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

"Item 7 - Management's Discussion and Analysis" contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

                                    Certificate Demand
      (Dollars in thousands)        Accounts  Deposits     Totals
-----------------------------       --------  --------     -------
Within three months.............    $ 32,013    612,673    644,686
Three months to six months......      11,096         --     11,096
Seven months to twelve months...      19,026         --     19,026
Over twelve months..............      24,258         --     24,258
                                    --------    -------    -------
   Totals                           $ 86,393    612,673    699,066
                                    ========    =======    =======

For additional information, see "Item 7 - Management's Discussion & Analysis" and footnote 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust I and Glacier trust II as financing subsidiaries. Glacier Trust II issued 45,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 5.788% for the first five years and then converts to a three month LIBOR plus 2.75% rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust II. The proceeds were used for general corporate purposes. Glacier Trust I issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by February 1, 2031. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of the trust. The purpose of the issuance of the securities was to finance the acquisition of WesterFed Financial

Corporation and seven Wells Fargo & Company and First Security Corporation branches in 2001. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As a member of the Federal Home Loan Bank of Seattle ("FHLB"), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members in the FHLB.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

(Dollars in thousands)                          For the year ended December 31,
                                                -------------------------------
                                                  2004        2003       2002
                                                --------    -------    -------
FHLB Advances
  Amount outstanding at end of period.......    $818,933    777,294    483,660
  Average balance...........................    $791,245    601,679    409,168
  Maximum outstanding at any month-end......    $862,136    777,294    483,660
  Weighted average interest rate............        2.34%      2.80%      4.15%

Repurchase Agreements:
  Amount outstanding at end of period.......    $ 76,158     56,968     46,206
  Average balance...........................    $ 69,480     61,609     35,479
  Maximum outstanding at any month-end......    $ 80,265     74,808     46,206
  Weighted average interest rate............        1.25%      1.09%      1.46%

For additional information concerning the Company's advances and repurchase agreements, see footnotes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                   EMPLOYEES

As of December 31, 2004, the Company employed 935 persons, 776 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. Prior to 2002, the Company had a noncontributory defined contribution retirement plan and an employee savings plan; however as of January 1, 2002, both plans were merged into the new profit sharing plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in "Item 8
- Financial Statements and Supplementary Data" for detailed information regarding profit sharing plan costs and eligibility.

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

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, because of its ownership of Glacier Bank, Glacier Bank of Whitefish, Valley Bank of Helena, First Security Bank of Missoula, Big Sky Western Bank, Western Security Bank and Mountain West Bank, all of which are Montana-state chartered commercial banks (with the exception of Mountain West Bank, an Idaho state-chartered bank), and all of which are members of the Federal Reserve (with the exception of Mountain West Bank, a non-Fed member FDIC-insured bank). As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions. As a Montana corporation, the Company is subject to certain limitations and restrictions under applicable Montana corporate law. For example, state law restrictions in Montana include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

THE SUBSIDIARIES

With the exception of Mountain West Bank, the Company's subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank is subject to regulation the Idaho Department of Finance and by the FDIC as a state non-member commercial bank. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively.

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

With regard to interstate bank mergers, Montana "opted-out" of the Interstate Act. Subject to certain conditions, an in-state bank that has been in existence for at least 5 years may merge with an out-of-state bank. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22% of the total deposits of insured depository institutions and credit unions located in Montana. Montana law does not authorize the establishment of a branch bank in Montana by an out-of-state bank.

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

Utah and Washington have each enacted "opting in" legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to certain aging requirements. De novo branching by an out of state bank is generally prohibited; however, once an out of state bank has acquired a Utah or Washington branch, that bank may establish additional branches within that state.

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

DIVIDENDS

The principal source of the Company's cash revenues is dividends received from the Company's subsidiary Banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank's ability to pay dividends.

CAPITAL ADEQUACY

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are "risk-based," meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders' equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from "well capitalized" to "critically undercapitalized." Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions.

CORPORATE GOVERNANCE AND ACCOUNTING LEGISLATION

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") addresses corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense, including ongoing compliance with Section 404, as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

ANTI-TERRORISM LEGISLATION

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") is intended to combat terrorism. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect the Company's record-keeping and reporting expenses, the Company does not believe that the Act will have a material adverse effect on its business and operations.

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

We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

EFFECTS OF GOVERNMENT MONETARY POLICY

The Company's earnings and growth are affected by general economic conditions, and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on the Company or its subsidiary Banks.

                                    TAXATION

FEDERAL TAXATION

The Company files consolidated federal, Montana, Idaho, and Utah income tax returns, using the accrual method of accounting. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 12 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

STATE TAXATION

Under Montana, Idaho and Utah law, financial institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana, 7.6% in Idaho, and 5% in Utah.

ITEM 2. PROPERTIES

At December 31, 2004, the Company owned 42 of its 55 offices, including its headquarters and other property having an aggregate book value of approximately $43 million, and leased the remaining branches. 8 offices are leased in Montana, 3 offices are leased in Idaho, 1 office is leased in Utah, and 1 office is leased in Washington. The following schedule provides property information for the Company's operating segments as of December 31, 2004.

                                Properties  Properties  Net Book
(dollars in thousands)            Leased      Owned      Value
---------------------           ----------  ----------  --------
Glacier                                  2           9  $  7,806
First Security                           3           6     6,493
Western                                  1           6     4,835
Mountain West                            5          11    12,308
Big Sky                                  1           3     6,452
Valley                                   1           5     3,201
Whitefish                                -           2     1,485
                                ----------  ----------  --------
                                        13          42  $ 42,580
                                ==========  ==========  ========

The Company believes that all of its facilities are well maintained, adequate and suitable for the current operations of its business, as well as fully utilized.

For additional information concerning the Company's premises and equipment and lease obligations, see Note 5 and 19 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

      ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ National Market under the symbol: GBCI. The primary market makers are: D.A. Davidson & Company, Goldman, Sachs & Co., Keefe, Bruyette & Woods, Inc., Knight Equity Markets, L.P., Morgan Stanley & Co., Inc., and Piper Jaffray Companies.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2004, there were approximately 9,570 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

                          2004                  2003
                   ------------------    ------------------
    Quarter         High        Low       High        Low
---------------    -------    -------    -------    -------
First..........    $ 27.04    $ 23.60    $ 21.59    $ 17.00
Second.........    $ 28.25    $ 24.49    $ 20.96    $ 18.36
Third..........    $ 30.35    $ 25.75    $ 23.72    $ 19.56
Fourth.........    $ 35.89    $ 28.90    $ 26.40    $ 21.54

The Company paid cash dividends on its common stock of $.68 and $.60 per share for the years ended December 31, 2004 and 2003, respectively.

UNREGISTERED SECURITIES

There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

ISSUER STOCK PURCHASES

The Company made no stock repurchases during the fourth quarter of 2004.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two compensation plans that provide for the issuance of the Company's common stock to officers and other employees, directors and consultants. These consist of the 1994 Director Stock Option Plan, amended, and the 1995 Employee Stock Option Plan, as amended, each of which have been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

                                                                                 Number of shares remaining
                                Number of shares to be                             available for future
                                issued upon exercise of     Weighted-average     issuance under equity
                                 outstanding options,       exercise price of     compensation plans
                                 warrants, and rights     outstanding options,     (excluding shares
                                         (a)              warrants, and rights   reflected in column (a))
Plan Category                          (1) (2)                    (b)                    (c) (1)
-----------------------------   -----------------------   --------------------   --------------------------
Equity compensation plans
approved by the shareholders          1,208,505                $ 18.315                1,792,215

Equity compensation plans not
approved by shareholders                      -                $      0                        -

(1) Includes shares to be issued upon exercise of options under plans of Mountain West Bank and WesterFed, which were assumed as a result of their acquisitions.

(2) Consists of shares that are outstanding, and shares available for future issuance, under the respective plans. The material features of the plans are described above.

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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                                 At December 31,
                                                                                 ---------------
 (dollars in thousands, except per share data)               2004         2003         2002          2001         2000
 ---------------------------------------------           -----------    ---------    ---------     ---------    ---------
SUMMARY OF FINANCIAL CONDITION:
       Total assets ..............................       $ 3,010,737    2,739,633    2,281,344     2,085,747    1,056,712
       Investment securities, available for sale..         1,085,626    1,096,954      782,825       545,585      229,986
       Loans receivable, net .....................         1,701,805    1,430,365    1,300,653     1,322,327      733,561
       Allowance for loan losses .................           (26,492)     (23,990)     (20,944)      (18,654)      (7,799)
       Intangibles ...............................            42,315       42,816       40,011        41,771        6,493
       Deposits ..................................         1,729,708    1,597,625    1,459,923     1,446,064      720,570
       Advances from Federal Home Loan Bank ......           818,933      777,294      483,660       367,295      196,791
       Securities sold under agreements to
          repurchase and other borrowed funds ....            81,215       64,986       61,293        32,585       29,529
       Stockholders' equity ......................           270,184      237,839      212,249       176,983       98,113
       Equity per common share* ..................             11.01         9.83         8.93          7.63         6.23
       Equity as a percentage of total assets ....              8.97%        8.68%        9.30%         8.49%        9.28%

                                                                      Years ended December 31,
                                                                      ------------------------
(dollars in thousands, except per share data)         2004           2003          2002          2001       2000
------------------------------------------------   -----------      -------      -------       -------     ------
SUMMARY OF OPERATIONS:
       Interest income .........................   $   147,285      130,830      133,989       137,920     78,837
       Interest expense ........................        39,892       38,478       47,522        65,546     37,357
                                                   -----------      -------      -------       -------     ------
         Net interest income ...................       107,393       92,352       86,467        72,374     41,480
       Provision for loan losses ...............         4,195        3,809        5,745         4,525      1,864
       Non-interest income .....................        34,565       33,562       25,917        23,251     13,294
       Non-interest expense ....................        72,133       65,944       57,813        57,385     31,327
                                                   -----------      -------      -------       -------     ------
         Earnings before income taxes ..........        65,630       56,161       48,826        33,715     21,583
       Income taxes ............................        21,014       18,153       16,424        12,026      7,580
                                                   -----------      -------      -------       -------     ------
         Net earnings ..........................        44,616       38,008       32,402        21,689     14,003
                                                   ===========      =======      =======       =======     ======
         Basic earnings per common share* ......          1.82         1.58         1.37          1.00       0.89
         Diluted earnings per common share* ....          1.79         1.55         1.35          0.97       0.88
         Dividends declared per share* .........          0.68         0.60         0.49          0.44       0.43

                                                                At or for the years ended December 31,
                                                                --------------------------------------
                                                          2004        2003          2002          2001      2000
                                                         -----        -----        -----         -----      -----
RATIOS:
Net earnings as a percent of
       average assets ............................        1.54%        1.53%        1.50%         1.10%      1.39%
       average stockholders' equity ..............       17.61%       16.82%       16.57%        13.49%     15.83%
Dividend payout ratio ............................       37.36%       38.07%       35.45%        43.48%     48.36%
Average equity to average asset ratio ............        8.75%        9.10%        9.08%         8.26%      8.78%
Net interest margin on average earning assets.....
         (tax equivalent) ........................        4.15%        4.20%        4.51%         4.08%      4.48%
Allowance for loan losses as a percent of loans...        1.53%        1.65%        1.58%         1.39%      1.05%
Allowance for loan losses as a percent of
        nonperforming assets .....................         276%         184%         181%          165%       372%

                                                                 At or for the years ended December 31,
                                                                 --------------------------------------
        (dollars in thousands)                         2004         2003         2002           2001       2000
        ----------------------                     -----------    ---------    ---------       -------    -------
OTHER DATA:
       Loans originated and purchased ...........  $ 1,543,595    1,509,850    1,204,852       994,527    570,652
       Loans serviced for others ................  $   174,805      189,601      253,063       286,996    146,534
       Number of full time equivalent employees..          857          807          737           728        423
       Number of offices ........................           55           54           50            51         30
       Number of shareholders of record .........        1,784        1,763        1,586         1,645      1,228

*revised for stock splits and dividends

All amounts have been restated to include mergers using the poolinf interests accounting method. Acquisitions using the purchase method of accounting include the operations since the acquisition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

The following discussion is intended to provide a more comprehensive review of the Company's operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included later in this report. All numbers, except per share data, are expressed in thousands of dollars.

HIGHLIGHTS AND OVERVIEW

This past year the Company experienced strong loan growth with total loans outstanding increasing by $274 million, or 19 percent from the prior year. All loan classifications experienced increases with commercial loan growth leading the way with an increase of $150 million, or 18 percent. The low interest rates for real estate loans continued through 2004 however the pace of home loan refinancing slowed substantially from the 2003 level. The slowing of refinance activity combined with a renewed focus on shorter term, and variable rate loans resulted in an increase in real estate loans of $75 million, or 24 percent, during the year. Consumer loans, primarily home equity loans, increased by $49 million, or 17 percent. The average interest rate on loans continued to decline as repayments on higher rate loans continued to occur and new loans were booked at reduced rates. Increases in targeted interest rates by the Federal Reserve Board during 2004 and into 2005 should help reverse this trend. The increased volume of loans more than offset the lower rates so that loan interest income increased from 2003. Because of the increased loan balances which used available funding, and reduced spreads on funding costs versus investment returns, total investments declined from the prior year. With the reduction in refinancing of home loans, prepayments on mortgage backed securities were substantially reduced resulting in a lower level of premium amortization which increased the earnings on investments. Maturing higher rate certificates of deposit and borrowed funds reduced average interest rates paid from the prior year, however, increased borrowed funds by the subsidiary banks and the issuance of $45 million in subordinated debentures by the parent company, resulted in increased interest expense.

Non-interest bearing deposits increased 25% during the year providing a stable low-cost funding source for a portion of the asset growth. Interest bearing deposits also ended the year with increased totals. Asset growth that exceeded the increase in deposits was funded with Federal Home Loan Bank advances and other borrowed funds.

With the reduction in mortgage loan refinance activity, the origination of residential loans decreased by 17 percent from 2003; however the gain-on-sale of loans declined 25 percent, the result of retaining more of the loans originated. Service charges and fee income increased nicely in 2004, primarily the result of increased account volumes. The net gain on the sale of securities of $1 million during 2003 was not repeated in 2004 with a net of zero for the year.

Total revenue from net interest income and non-interest income increased $16 million, or 13%, over the prior year, the cumulative effect of the above described items.

Non-interest expense increased $6 million, or 9%, from last year with the largest increase occurring in compensation and benefits. Additional locations and related staffing and merit increases were the primary reasons for this increase. Other operating expenses also increased reflecting the increased volume of activities in loan and deposit operations.

Looking forward, our future performance will depend on many factors including economic conditions, interest rate changes, increasing competition for deposits and quality loans, and regulatory burden. Increasing interest rates slow the volume of real estate loan originations which reduces the fee income from that activity while at the same time reducing commission expense for loan originators. Increasing rates result in increased earnings on assets, however, the cost of interest bearing funds also increases. The Company goal of asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

Regulatory burden seems to be never-ending as additional regulations continue to add cost. The Sarbanes-Oxley Act (SOX) resulted in substantial increases in audit and consulting fees during 2004, and a major diversion of internal staff time from normal duties, primarily to satisfy the internal control requirements of Section 404 of SOX. Costs to assure compliance in future years, including ongoing compliance with SOX, are projected to remain high.

FINANCIAL CONDITION
ASSETS

The following table summarizes the asset balances as of December 31, 2004 and 2003, the amount of change, and percentage change during 2004:

                                                            December 31,
                                                     --------------------------
          ASSETS  ($ IN THOUSANDS)                      2004            2003        $ change      % change
                                                     -----------    -----------    -----------    --------
Cash on hand and in banks                            $    79,300    $    77,093    $     2,207        3%
Investment securities, FHLB and FRB stock,
   and interest bearing deposits                       1,098,633      1,106,001         (7,368)      -1%
Loans:
   Real estate                                           393,141        317,774         75,367       24%
   Commercial                                            991,081        841,305        149,776       18%
   Consumer                                              344,075        295,276         48,799       17%
                                                     -----------    -----------    -----------       --
      Total loans                                      1,728,297      1,454,355        273,942       19%
   Allowance for loan losses                             (26,492)       (23,990)        (2,502)      10%
                                                     -----------    -----------    -----------       --
      Total loans net of allowance for loan losses     1,701,805      1,430,365        271,440       19%
                                                     -----------    -----------    -----------       --
Other assets                                             130,999        126,174          4,825        4%
                                                     -----------    -----------    -----------       --
   Total Assets                                      $ 3,010,737    $ 2,739,633    $   271,104       10%
                                                     ===========    ===========    ===========       ==

At December 31, 2004 total assets were $3.011 billion which is $271 million greater than the December 31, 2003 assets of $2.740 billion, an increase of 10 percent.

Total loans have increased $274 million from December 31, 2003, an increase of 19 percent, with the growth occurring in all loan categories. Commercial loans increased $150 million, or 18 percent, real estate loans gained $75 million, or 24 percent, and consumer loans grew by $49 million, or 17 percent. Loan volume continues to be very strong with loans increasing $43 million during the fourth quarter which has historically been a slow quarter for loan growth.

Investment securities, including interest bearing deposits in other financial institutions, have decreased $7 million from December 31, 2003. Without the approximately $18 million of proceeds of the March 2004 issuance of Trust Preferred Securities that are invested in investment securities, total investments would have declined $25 million from last year. Some of the cash flow from investment maturities is now being used to fund the significant growth in loans.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2004, 2003, and 2002:

                                                                                 December 31,
                                                                      ----------------------------------
                                                                       2004         2003           2002
                                                                      -----        -----          -----
ASSETS:
      Cash, and cash equivalents, investment securities, FHLB
        and Federal Reserve stock.................................     39.1%        43.2%          37.8%
      Real estate loans and loans held for sale...................     13.0%        11.5%          15.7%
      Commercial loans............................................     32.3%        30.1%          28.9%
      Consumer loans..............................................     11.3%        10.6%          12.4%
      Other assets................................................      4.3%         4.6%           5.2%
                                                                      -----        -----          -----
                                                                      100.0%       100.0%         100.0%
                                                                      =====        =====          =====

The percentage of assets held as cash, and cash equivalents, investment securities, FHLB and Federal Reserve stock has decreased from 43.2 percent at December 31, 2003 to 39.1 percent at December 31, 2004. The decrease is attributed to a $14 million reduction in investment securities during 2004 and the increase in total assets resulting from the large increase in loans outstanding. Strong economic activity in the markets served by the Company, combined with excellent customer service, made the loan growth possible. The Company continues to focus on quality loan growth of all types.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2004 and 2003, the amount of change, and percentage change during 2004:

                                              December 31,
                                        -----------------------
    LIABILITIES  ($ IN THOUSANDS)          2004         2003       $ change    % change
                                        ----------   ----------   ----------   --------
Non-interest bearing deposits           $  460,059   $  369,052   $   91,007       25%
Interest-bearing deposits                1,269,649    1,228,573       41,076        3%
Advances from Federal Home Loan Bank       818,933      777,294       41,639        5%
Securities sold under agreements to
  repurchase and other borrowed funds       81,215       64,986       16,229       25%
Other liabilities                           30,697       26,889        3,808       14%
Subordinated debentures                     80,000       35,000       45,000      129%
                                        ----------   ----------   ----------      ---
     Total liabilities                  $2,740,553   $2,501,794   $  238,759       10%
                                        ==========   ==========   ==========      ===

Non-interest bearing deposits have increased $91 million, or 25 percent, since December 31, 2003. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Total deposits have increased $132 million from December 31, 2003. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances have also increased, $42 million from December 31, 2003, as we continue to take advantage of the flexibility of that funding source. In addition, repurchase agreements and other borrowed funds have increased from the prior year as we continue to use these cost effective sources of funding. On March 24, 2004, subordinated debentures in the form of trust preferred securities of $45 million, with an interest rate of
5.79 percent, were issued. The proceeds will be used to fund the pending acquisitions.

                                                              December 31,
                                                    ---------------------------
                                                     2004       2003       2002
                                                    -----      -----      -----
LIABILITIES AND STOCKHOLDER'S EQUITY:
   Deposit accounts ............................     57.4%      58.3%      64.0%
   FHLB advances ...............................     27.2%      28.4%      21.2%
   Other borrowings and repurchase agreements...      2.7%       2.4%       2.7%
   Other liabilities ...........................      3.7%       2.2%       2.8%
   Stockholders' equity ........................      9.0%       8.7%       9.3%
                                                    -----      -----      -----
                                                    100.0%     100.0%     100.0%
                                                    =====      =====      =====

With a $32 million increase in stockholders' equity and the $45 million increase in subordinated debentures included in the other liabilities line above, the percentage of assets funded by deposits decreased even with the substantial increase in deposit balances.

                                                        December 31,
      STOCKHOLDERS' EQUITY                       ------------------------
($ IN THOUSANDS EXCEPT PER SHARE DATA)              2004           2003         $ change    % change
                                                 ---------      ---------       --------    --------
Common equity                                    $ 264,250      $ 231,223       $ 33,027       14%
Accumulated other comprehensive income               5,934          6,616           (682)     -10%
                                                 ---------      ---------       --------
   Total stockholders' equity                    $ 270,184      $ 237,839       $ 32,345       14%
                                                 =========      =========       ========

Stockholders' equity to total assets                  8.97%          8.68%
Book value per common share                      $   11.01      $    9.83       $   1.18       12%
Market price per share at end of quarter         $   34.04      $   25.98       $   8.06       31%

STOCKHOLDERS' EQUITY

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale of $6 million at December 31, 2004 is slightly less than the $7 million at year end 2003, with the decline primarily a function of interest rate changes.

RESULTS OF OPERATIONS

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.


                                                            Years ended December 31,
           REVENUE SUMMARY                      ---------------------------------------------
           ($ IN THOUSANDS)                       2004        2003      $ change     % change
                                                --------    --------    --------     --------
Net interest income                             $107,393    $ 92,352    $ 15,041         16%

Fees and other revenue:
   Service charges, loan fees, and other fees     24,260      19,756       4,504         23%
   Gain on sale of loans                           8,015      10,674      (2,659)       -25%
   Gain on sale of investments,
      net of impairment charge                         -       1,253      (1,253)      -100%
   Other income                                    2,290       1,879         411         22%
                                                --------    --------    --------       ----
      Total non-interest income                   34,565      33,562       1,003          3%
                                                --------    --------    --------       ----
                                                $141,958    $125,914    $ 16,044         13%
                                                ========    ========    ========       ====

Tax equivalent net interest margin                  4.15%       4.20%
                                                ========    ========

NET INTEREST INCOME

Net interest income increased $15.041 million, or 16 percent, over 2003. Total interest income was $16.455 million, or 13 percent higher than 2003, while total interest expense was $1.414 million, or 4 percent higher. The investment portfolio generated approximately 61 percent of the increase in interest income. Additional interest income from the large increase in loans outstanding was partially offset by lower rates on the loan portfolio due to refinancing, and re-pricing of existing loans. The increase in interest expense is attributed to the increase in the subordinated debentures which increased interest expense by $2.004 million. Interest expense on deposits declined $3.167 million, or 18 percent, from reductions in rates on maturing fixed term interest bearing deposits. Interest on Federal Home Loan Bank borrowings and other borrowed funds increased $2.577 million, or 15 percent, from increased volumes and increasing interest rates. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.15 percent which was a decrease from 4.20 percent for 2003.

NON-INTEREST INCOME

Fee income increased $4.504 million, or 23 percent, over last year, driven primarily by an increased number of loan and deposit accounts and the fee income associated with this growth in accounts. Gain on sale of loans decreased $2.659 million, or 25 percent, from last year, because of greatly reduced refinance activity. Loan origination activity for housing, especially new construction, remains quite strong in our markets. In 2003 gains on sale of investments, net of impairment charge, of $1.253 million were recorded and zero gains were realized in 2004.


                                                 Years ended December 31,
  NON-INTEREST EXPENSE SUMMARY          --------------------------------------
     ($ IN THOUSANDS)                     2004       2003   $ change   % change
                                        -------   -------  --------   --------
Compensation and employee
    benefits and related expense        $39,955   $36,173   $ 3,782       10%
Occupancy and equipment expense          10,797     9,931       866        9%
Outsourced data processing                1,551     1,650       (99)      -6%
Core deposit intangibles amortization     1,074     1,243      (169)     -14%
Other expenses                           18,756    16,947     1,809       11%
                                        -------   -------   -------      ---
      Total non-interest expense        $72,133   $65,944   $ 6,189        9%
                                        =======   =======   =======      ===

NON-INTEREST EXPENSE

Non-interest expense increased by $6.189 million, or 9 percent, from 2003 including expenses from the acquisitions, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, Montana. Compensation and benefit expense increased $3.782 million, or 10 percent, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $866 thousand, or 9 percent, reflecting the cost of the additional locations and facility upgrades. Other expenses increased $1.809 million, or 11 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, $700 thousand increase in audit and consulting expenses, and costs associated with new branch offices and the acquisitions. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent, improving slightly from the 53 percent in 2003, excluding the gain on sale of securities.

                                                         December 31,   December 31,
          CREDIT QUALITY INFORMATION                     ------------   ------------
              ($ IN THOUSANDS)                               2004          2003
                                                         ------------   ------------
Allowance for loan losses                                  $ 26,492       $ 23,990

Non-performing assets                                         9,608         13,068

Allowance as a percentage of non performing assets              276%           184%

Non-performing assets as a percentage of total assets          0.32%          0.48%

Allowance as a percentage of total loans                       1.53%          1.65%

Net charge-offs as a percentage of loans                      0.098%         0.118%

PROVISION FOR LOAN LOSSES - Non-performing assets as a percentage of total assets at December 31, 2004 were at .32 percent, a decrease from .48 percent at December 31, 2003. This compares favorably to the Federal Reserve Bank Peer Group average of .49 percent at September 30, 2004, the most recent information available. The allowance for loan losses was 276 percent of non-performing assets at December 31, 2004, compared to 184 percent a year ago. The allowance has increased $2.502 million, or 10 percent, from a year ago to $26.492 million, which is 1.53 percent of December 31, 2004 total loans outstanding, down slightly from the 1.65 percent a year ago. The fourth quarter provision for loan losses expense was $1.200 million, an increase of $504 thousand from the same quarter in 2003.

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are the advances from the Federal Home Loan Bank. See footnote 8 for the maturity schedule of the advances. The following table represents our contractual obligations as of December 31, 2004:

                                                                      Payments Due by Period
                             ------------------------------------------------------------------------------------------------
                                         Indeterminate
  (dollars in thousands)        Total     Maturity (1)      2005        2006        2007       2008        2009    Thereafter
---------------------------  ----------  -------------    -------     -------     -------     ------      -----    ----------
Deposits...................  $1,729,708    1,322,681      287,641      59,368      43,768      7,298      8,875           77
Advances from the FHLB.....     818,933            -      480,222     110,419     124,919     21,302         48       82,023
Repurchase agreements......      76,158            -       76,158           -           -          -          -            -
Subordinated debentures....      80,000            -            -           -           -          -          -       80,000
Capital lease obligations..       1,682            -           81          83          84         87         89        1,258
Operating lease
  obligations..............       7,487            -        1,171       1,050         861        770        685        2,950
                             ----------    ---------      -------     -------     -------     ------      -----      -------
                             $2,713,968    1,322,681      845,273     170,920     169,632     29,457      9,697      166,308
                             ==========    =========      =======     =======     =======     ======      =====      =======

(1) Represents interest and non-interest bearing checking, money market, and savings accounts

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

INTEREST RATE RISK

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn after seven days, however, the Bank's experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the Federal Reserve Bank changes short term interest rates, however, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2004, we had a negative GAP position at six months and a positive GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 5.55% which compares to a negative 4.00% at December 31, 2003 and a negative 2.77% at December 31, 2002. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                                     Projected maturity or repricing
                                                 -----------------------------------------------------------------
                                                     0-6          6-12          1 - 5      More than
             (dollars in thousands)                Months        Months         years       5 years        Total
-----------------------------------------------  -----------    ----------   ---------   ------------  -----------
ASSETS:
     Interest bearing deposits.................  $    12,722           285           -            -         13,007
     Investment securities.....................        3,786         2,233      83,524      231,691        321,234
     Mortgage-backed securities................      153,565       123,199     402,362       35,463        714,589
     FHLB stock and FRB stock..................       44,004             -           -        5,799         49,803
     Floating rate loans.......................      661,054        87,222     404,500       20,005      1,172,781
     Fixed rate loans..........................      126,667        85,207     277,687       72,268        561,829
                                                 -----------    ----------   ---------      -------      ---------
TOTAL INTEREST BEARING ASSETS..................  $ 1,001,798       298,146   1,168,073      365,226      2,833,243
                                                 ===========    ==========   =========      =======      =========

LIABILITIES:
     Interest-bearing deposits.................      646,057        87,230     112,518      423,844      1,269,649
     FHLB advances.............................      431,695        41,040     262,476       83,722        818,933

     Repurchase agreements and other
       borrowed funds..........................       81,215             -           -            -         81,215
                                                 -----------    ----------   ---------      -------      ---------
TOTAL INTEREST BEARING LIABILITIES.............  $ 1,158,967       128,270     374,994      507,566      2,169,797
                                                 ===========    ==========   =========      =======      =========

Repricing gap..................................  $  (157,169)      169,876     793,079     (142,340)       663,446
Cumulative repricing gap.......................  $  (157,169)       12,707     805,786      663,446
Cumulative gap as a % of total assets..........        -5.55%         0.45%      28.44%       23.42%

Gap Earnings Sensitivity (1)...................                 $       78

Gap Earnings Sensitivity Ratio (2).............                       0.17%

(1) Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1%
    of ($12,707 - $4,956))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $44,616. A 1% increase in interest rates has this estimated percentage increase effect on annual income.

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

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the Asset/Liability Management Committee (ALCO) of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 or 100 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2004 and 2003 as compared to the 10% Board approved policy limit.

                                                     2004           2003
                                                     ----           ----
                 +200 bp
Estimated sensitivity..........................      -3.47%        -4.57%
Estimated decrease in net interest income          $(3,727)       (4,220)

                 -100 bp
Estimated sensitivity..........................       0.38%         1.28%
Estimated increase in net interest income          $   408         1,182

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Core deposits, FHLB credit lines, available-for-sale investment securities, and net income are the key elements in meeting these objectives. All seven subsidiaries are members of the FHLB. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of year ended December 31, 2004, the Company had $1,139 million of available FHLB line of which $819 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During 2004, all seven financial institutions maintained liquidity levels in excess of regulatory requirements and deemed sufficient to meet operating cash needs.

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $32.345 million during 2004, or 14 percent the net result of earnings of $44.616 million, less cash dividend payments and a decline of $682 thousand in the net unrealized gains on available-for-sale investment securities. For additional information see footnote 11 in the Consolidated Financial Statements. Dividend payments were increased by $.08 per share, or 13 percent in 2004. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.

CRITICAL ACCOUNTING POLICIES

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity. For additional information regarding the allowance for loan losses, its relation to the provision for loans losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) which addresses the accounting for certain acquired loans or debt securities that have experienced a deterioration of credit quality between the loan origination date and the date the loan is acquired by an investor, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments on the loan. When loans within the scope of this SOP are acquired by the completion of a transfer, it is not appropriate at acquisition to establish an allowance for loan losses related to those acquired loans. The purchase price represents the fair value of the loans on the date of acquisition and an allowance for loan losses should be recorded by the investor only to the extent there is a change in the estimate of credit losses subsequent to acquisition of the loan (and only to the extent of losses incurred subsequent to acquisition). Likewise, loans within the scope of this SOP that are acquired in a purchase business combination should be recognized initially at the present value of amounts expected to be received and no allowance for loan losses should be carried over related to these loans at acquisition. SOP 03-3 requires initial application for loans acquired in fiscal years beginning after December 15, 2004.

In December 2004, the Financial Accounting Standards Board issued a revised version of SFAS No. 123 Share-Based Payment, mandating that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The intrinsic value method of accounting for such awards, as previously elected by the company and provided for in APB Opinion No. 25, Accounting for Stock Issued to Employees will no longer acceptable under GAAP for public companies effective for accounting periods ending after June 15, 2005. If no comparable market values are available, the grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Under the previous provisions of SFAS No. 123, Accounting for Stock Based Compensation companies using the intrinsic value method were required to disclose in a footnote to their financial statements the effect on net income of using the intrinsic value rather than the grant-date fair value method. The company has continued to use the intrinsic value method, with appropriate disclosures, in its financial statements through December 31, 2004 (See Stock Based Compensation under Note 1 to the company's consolidated financial statements). The company expects to adopt SFAS No. 123 (Revised) effective with its reporting for the third quarter of 2005.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

RESULTS OF OPERATIONS

Operating results include amounts related to the operation of the three branches acquired in the Pend Oreille acquisition as of July 15, 2003.

REVENUE SUMMARY
($ IN THOUSANDS)                                        Years ended December 31,
                                               -----------------------------------------
                                                 2003       2002     $ change   % change
                                               ---------  ---------  ---------  --------
Net interest income                            $ 92,352   $ 86,467   $  5,885        7%

Fees and other revenue:
   Service charges, loan fees, and other fees    19,756     17,954      1,802       10%
   Gain on sale of loans                         10,674      5,709      4,965       87%
   Gain on sale of investments,
       net of impairment charge                   1,253        238      1,015      426%
   Other income                                   1,879      2,016       (137)     -7%
                                               --------   --------   --------      ---
      Total non-interest income                  33,562     25,917      7,645       29%
                                               --------   --------   --------      ---
   Total revenue                               $125,914   $112,384   $ 13,530       12%
                                               ========   ========   ========      ===
Tax equivalent net interest margin                 4.20%      4.51%
                                               ========   ========


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

INTEREST EXPENSE - Interest expense decreased even more with total interest expense $9 million, or 19 percent, lower in 2003. Most of the expense reduction came from deposits as rates continued to decline during the year. In addition higher rate certificates of deposits matured which further reduced interest expense. These rate reductions coupled with increasing balances in non-interest bearing deposits resulted in the deposit expense reduction. The balance in FHLB advances increased $294 million during the year, however, with a combination of maturing higher cost advances and lower rates on new advances the interest expense on total advances decreased by $99,000 from the prior year. The weighted average rate on advances decreased from 4.15 percent for 2002 to 2.80 for 2003. The weighted rate on total advances outstanding at December 31, 2003 was 2.19 percent.

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

NON-INTEREST INCOME - Total non-interest income increased $8 million, or 29 percent over the prior year. $2 million of the increase was from increased volumes in loan and deposit activity and the resulting fees. $1 million of the increase was contributed by net gains on sale of investment securities. The largest portion of the increase was from a $5 million increase in the gain on sale of loans, the majority of which was from residential real estate loans. The low interest rates during 2003 resulted in a very large increase in the number of loans being refinanced to obtain low long term financing, and an increase in new home loans because of affordable monthly payments.

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

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)                               Years ended December 31,
                                        ---------------------------------------
                                          2003      2002    $ change   % change
                                        --------  --------  --------   --------
Compensation and employee benefits      $36,173   $30,448   $ 5,725       19%
Occupancy and equipment expense           9,931     9,591       340        4%
Outsourced data processing                1,650     2,048      (398)     -19%
Core deposit intangibles amortization     1,243     1,439      (196)     -14%
Other expenses                           16,947    14,287     2,660       19%
                                        -------   -------   -------       --
      Total non-interest expense        $65,944   $57,813   $ 8,131       14%
                                        =======   =======   =======       ==


NON-INTEREST EXPENSE - Non-interest expense also increased $8 million, a 14 percent increase, with $6 million of the increase in the compensation and benefits classification. The Pend Oreille acquisition, additional branches in the Boise and Bozeman markets, commissions paid to mortgage loan originators, normal increases for job performance, and some benefits that are tied to the Company stock price performance account for the majority of the increase. Advertising and marketing, start up expenses for the High Performance Checking program, and other volume related expenses made up most of the remainder of the increased expense.

The efficiency ratio, which measures the cost per dollar of revenue generated, increased from 51 percent in 2002 to 52 percent in 2003. Although this increased from the prior year it is still significantly less than the 61 percent average of similar sized banking companies.

CREDIT QUALITY INFORMATION                              December 31,  December 31,
                                                        ------------  ------------
($ IN THOUSANDS)                                             2003        2002
                                                        ------------  ------------
Allowance for loan losses                                 $ 23,990      $ 20,944

Non-performing assets                                       13,068        11,582

Allowance as a percentage of non performing assets             184%          181%

Non-performing assets as a percentage of total assets         0.48%         0.51%

Allowance as a percentage of total loans                      1.65%         1.58%

Net charge-offs as a percentage of loans                     0.118%        0.261%

PROVISION FOR LOAN LOSSES - The provision for loan losses was $3.809 million in 2003 which was a reduction of $1.936 million from 2002. Charged off loans, net of recoveries of loans previously charged off, were $1.733 million lower in 2003 than the prior year. The balance in the allowance for loan losses increased $3.046 million from the prior year end. At December 31, 2003 non-performing assets (non-accrual loans, accruing loans 90 days or more overdue, real estate acquired by foreclosure, and repossessed personal property) totaled $13.068 million, or .48 percent of total assets; compared to $11.582 million, or .51 percent at December 31,

2002. The peer group average according to the Federal Reserve Bank Performance Report as of September 30, 2003, the most recent information available, for banking companies similar to our size was .65 percent of total assets. The allowance for loan losses was 184 percent of non-performing assets, and 1.65 percent of total loans as of December 31, 2003 which compares to 181 percent and
1.58 percent, respectively, at December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding "Quantitative and Qualitative Disclosures about Market Risk" is set fourth under "Item 7 - Management's Discussion and Analysis".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited management's assessment, included in the accompanying Report of Management, that Glacier Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glacier Bancorp, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Glacier Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Glacier Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

March 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission
(COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Billings, Montana
March 15, 2005

                             GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      December 31,
                                                                                -----------------------
                (dollars in thousands, except per share data)                      2004         2003
-----------------------------------------------------------------------------   ----------   ----------
ASSETS:
     Cash on hand and in banks ..............................................   $   79,300       77,093
     Interest bearing cash deposits .........................................       13,007        9,047
                                                                                ----------   ----------
          Cash and cash equivalents .........................................       92,307       86,140
     Investment securities, available-for-sale ..............................    1,085,626    1,096,954
     Loans receivable, net of allowance for loan losses of $26,492
        and $23,990 at December 31, 2004, and 2003, respectively ............    1,687,329    1,413,392
     Loans held for sale ....................................................       14,476       16,973
     Premises and equipment, net ............................................       55,732       53,251
     Real estate and other assets owned, net ................................        2,016          587
     Accrued interest receivable ............................................       15,637       14,941
     Core deposit intangible, net of accumulated amortization of $5,331
        and $4,257 at December 31, 2004, and 2003, respectively .............        4,939        5,865
     Goodwill ...............................................................       37,376       36,951
     Other assets ...........................................................       15,299       14,579
                                                                                ----------   ----------
                                                                                $3,010,737    2,739,633
                                                                                ==========   ==========
LIABILITIES:
     Non-interest bearing deposits ..........................................   $  460,059      369,052
     Interest bearing deposits ..............................................    1,269,649    1,228,573
     Advances from Federal Home Loan Bank of Seattle ........................      818,933      777,294
     Securities sold under agreements to repurchase .........................       76,158       56,968
     Other borrowed funds ...................................................        5,057        8,018
     Accrued interest payable ...............................................        4,864        4,353
     Deferred tax liability .................................................        8,392        7,369
     Subordinated debentures ................................................       80,000       35,000
     Other liabilities ......................................................       17,441       15,167
                                                                                ----------   ----------
     Total liabilities ......................................................    2,740,553    2,501,794

 STOCKHOLDERS' EQUITY:
     Preferred shares, 1,000,000 shares authorized. None outstanding
        at December 31, 2004 and 2003 .......................................           --           --
     Common stock, $.01 par value per share. 62,500,000 shares authorized,
          24,549,410 and 24,203,338 issued and outstanding at December 31,
          2004 and 2003,
     respectively ...........................................................          245          242
     Paid-in capital ........................................................      227,614      222,588
     Retained earnings - substantially restricted ...........................       36,391        8,393
     Accumulated other comprehensive income .................................        5,934        6,616
                                                                                ----------   ----------
          Total stockholders' equity ........................................      270,184      237,839
                                                                                ----------   ----------
                                                                                $3,010,737    2,739,633
                                                                                ==========   ==========

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years ended December 31,
                                                             ----------------------------
       (dollars in thousands, except per share data)           2004      2003      2002
----------------------------------------------------------   --------   -------   -------
INTEREST INCOME:
     Real estate loans ...................................   $ 22,942    23,883    29,290
     Commercial loans ....................................     57,312    50,203    47,013
     Consumer and other loans ............................     20,331    20,013    22,559
     Investment securities and other .....................     46,700    36,731    35,127
                                                             --------   -------   -------
       Total Interest Income .............................    147,285   130,830   133,989
                                                             --------   -------   -------
INTEREST EXPENSE:
     Deposits ............................................     14,054    17,221    26,268
     Federal Home Loan Bank of Seattle advances ..........     18,540    16,860    16,959
     Securities sold under agreements to repurchase ......        873       673       591
     Subordinated debentures .............................      5,619     3,615     3,616
     Other borrowed funds ................................        806       109        88
                                                             --------   -------   -------
       Total Interest Expense ............................     39,892    38,478    47,522
                                                             --------   -------   -------
       NET INTEREST INCOME ...............................    107,393    92,352    86,467
     Provision for loan losses ...........................      4,195     3,809     5,745
                                                             --------   -------   -------
       Net interest income after provision
        for loan losses ..................................    103,198    88,543    80,722
NON-INTEREST INCOME:
     Service charges and other fees ......................     19,550    15,458    14,011
     Miscellaneous loan fees and charges .................      4,710     4,298     3,943
     Gain on sale of loans ...............................      8,015    10,674     5,709
     Gain on sale of investments, net of impairment charge         --     1,253       238
     Other income ........................................      2,290     1,879     2,016
                                                             --------   -------   -------
       Total Non-Interest Income .........................     34,565    33,562    25,917
                                                             --------   -------   -------
NON-INTEREST EXPENSE:
     Compensation, employee benefits and related expense..     39,955    36,173    30,448
     Occupancy and equipment expense .....................     10,797     9,931     9,591
     Outsourced data processing expense ..................      1,551     1,650     2,048
     Core deposit intangibles amortization ...............      1,074     1,243     1,439
     Other expense .......................................     18,756    16,947    14,287
                                                             --------   -------   -------
       Total Non-Interest Expense ........................     72,133    65,944    57,813
                                                             --------   -------   -------
EARNINGS BEFORE INCOME TAXES .............................     65,630    56,161    48,826
   Federal and state income tax expense ..................     21,014    18,153    16,424
                                                             --------   -------   -------
NET EARNINGS .............................................   $ 44,616    38,008    32,402
                                                             ========   =======   =======

     BASIC EARNINGS PER SHARE ............................   $   1.82      1.58      1.37
     DILUTED EARNINGS PER SHARE ..........................   $   1.79      1.55      1.35

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                         Retained
                                                                                         earnings
                                                                                       (accumulated   Accumulated    Total
                                                                                         deficit)     other comp-    stock-
                                                          Common Stock       Paid-in   substantially   rehensive    holders'
     (Dollars in thousands, except per share data)      Shares     Amount    capital     restricted     income       equity
---------------------------------------------------  ------------  -------  ---------  -------------  -----------  ---------
Balance at December 31, 2001                         23,202,330    $ 232     210,892     (35,897)        1,756      176,983
Comprehensive income:                                        --       --          --      32,402            --       32,402
     Net earnings                                            --       --          --          --         8,355        8,355
                                                                                                                    -------
     Unrealized gain on securities, net of
       reclassification adjustment                           --       --          --          --            --       40,757
Total comprehensive income                                                                                          -------
Cash dividends declared ($.49 per share)                     --       --          --     (11,532)           --      (11,532)
Stock options exercised                                 565,670        6       4,955          --            --        4,961
Tax benefit from stock related compensation                  --       --       1,080          --            --        1,080
                                                     ----------    -----     -------     -------        ------      -------
Balance at December 31, 2002                         23,768,000    $ 238     216,927     (15,027)       10,111      212,249
Comprehensive income:
     Net earnings                                            --       --          --      38,008            --       38,008
     Unrealized loss on securities, net of
       reclassification adjustment                           --       --          --          --        (3,495)      (3,495)
                                                                                                                    -------
Total comprehensive income                                   --       --          --          --            --       34,513
                                                                                                                    -------

Cash dividends declared ($.60 per share)                     --       --          --     (14,573)           --      (14,573)
Stock options exercised                                 435,338        4       4,670          --            --        4,674
Acquisition of fractional shares                             --       --          --         (15)           --          (15)
Tax benefit from stock related compensation                  --       --         991          --            --          991
Balance at December 31, 2003                         24,203,338    $ 242     222,588       8,393         6,616      237,839
                                                     ----------    -----     -------     -------        ------      -------

Comprehensive income:
     Net earnings                                            --       --          --      44,616            --       44,616
     Unrealized loss on securities, net
       of reclassification adjustment                        --       --          --          --          (682)        (682)
                                                                                                                    -------
Total comprehensive income                                   --       --          --          --            --       43,934
                                                                                                                    -------

Cash dividends declared ($.68 per share)                     --       --          --     (16,618)           --      (16,618)
Stock options exercised                                 417,322        4       5,435          --            --        5,439
Repurchase and retirement of stock                      (71,250)      (1)     (1,804)         --            --       (1,805)
Acquisition of fractional shares                             --       --          (9)         --            --           (9)
Tax benefit from stock related compensation                  --       --       1,404          --            --        1,404
                                                     ----------    -----     -------     -------        ------      -------
Balance at December 31, 2004                         24,549,410    $ 245     227,614      36,391         5,934      270,184
                                                     ==========    =====     =======     =======        ======      =======

                                                                                  Year ended December 31,
                                                                               -----------------------------
Disclosure of reclassification amount:                                           2004      2003       2002
                                                                               --------  --------  ---------
    Unrealized and realized holding (loss) gain arising during the year ...    $(1,124)   (2,225)    13,980
    Tax benefit (expense) .................................................        442       866     (5,480)
                                                                               -------   -------   --------
     Net after tax ........................................................       (682)   (1,359)     8,500
                                                                               -------   -------   --------
   Reclassification adjustment for net gains included in net income .......         --    (3,502)      (238)
    Tax expense ...........................................................         --     1,366         93
                                                                               -------   -------   --------
     Net after tax ........................................................         --    (2,136)      (145)
                                                                               -------   -------   --------
      Net change in unrealized (loss) gain on available-for-sale
securities ................................................................    $  (682)   (3,495)     8,355
                                                                               =======   =======   ========

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                              ----------------------------------
                 (dollars in thousands)                                          2004        2003        2002
---------------------------------------------------------------------------   ----------  ----------  ----------
OPERATING ACTIVITIES :
    Net earnings ..........................................................   $  44,616      38,008      32,402
    Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
      Mortgage loans held for sale originated or acquired .................    (292,017)   (521,323)   (409,481)
      Proceeds from sales of mortgage loans held for sale .................     302,529     567,010     390,353
      Provision for loan losses ...........................................       4,195       3,809       5,745
      Depreciation of premises and equipment ..............................       4,567       4,283       4,178
      Amortization of core deposit intangible .............................       1,074       1,243       1,439
      Gain on sale of investments, net of impairment charge ...............          --      (1,253)       (238)
      Gain on sale of loans ...............................................      (8,015)    (10,674)     (5,709)
      Amortization of investment securities premiums and discounts, net ...      11,263      14,360       5,640
      Federal Home Loan Bank of Seattle stock dividends ...................      (1,218)     (2,179)     (2,170)
      Deferred tax expense ................................................         284         722       1,466
      Tax benefit from stock related compensation .........................       1,404         991       1,080
      Net increase in accrued interest receivable .........................        (696)     (1,270)     (1,012)
      Net increase (decrease) in accrued interest payable .................         495      (1,795)     (3,089)
      Net increase (decrease) in current income taxes .....................       1,201       1,645        (915)
      Net (increase) decrease in other assets .............................      (2,145)      1,808      (1,041)
      Net increase (decrease) in other liabilities ........................       2,253         (99)     (1,205)
                                                                              ---------    --------    --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ........................      69,790      95,286      17,443
                                                                              ---------    --------    --------
INVESTING ACTIVITIES:
      Proceeds from  sales, maturities and prepayments of investment
        securities available-for-sale .....................................     317,273     389,400     206,554
      Purchases of investment securities available-for-sale ...............    (315,172)   (715,454)   (429,596)
      Principal collected on installment and commercial loans .............     677,004     566,245     576,109
      Installment and commercial loans originated or acquired .............    (875,539)   (705,249)   (617,200)
      Principal collections on mortgage loans .............................     296,482     303,251     260,027
      Mortgage loans originated or acquired ...............................    (376,039)   (283,278)   (178,171)
      Net purchase of FHLB and FRB stock ..................................      (1,942)       (973)     (3,687)
      Acquisition of Ione branch and Pend Oreille Bank ....................      14,524        (243)         --
      Net addition of premises and equipment ..............................      (7,032)     (7,579)       (828)
                                                                              ---------    --------    --------
         NET CASH USED IN INVESTING ACTIVITIES ............................    (270,441)   (453,880)   (186,792)
                                                                              ---------    --------    --------
FINANCING ACTIVITIES:
      Net increase in deposits ............................................     116,943      77,943      13,859
      Net increase in FHLB advances .......................................      41,639     293,634     116,364
      Net increase in securities sold under repurchase agreements .........      19,190      10,762      13,621
      Net (decrease) increase in other borrowed funds .....................      (2,961)     (7,069)     14,027
      Proceeds from issuance of subordinated debentures ...................      45,000          --          --
      Cash dividends paid .................................................     (16,618)    (14,572)    (11,532)
      Proceeds from exercise of stock options and other stock issued ......       5,439       4,674       4,961
      Repurchase and retirement of stock ..................................      (1,805)         --          --
      Cash paid for stock dividends .......................................          (9)        (15)         --
                                                                              ---------    --------    --------
        NET CASH PROVIDED BY FINANCING  ACTIVITIES ........................     206,818     365,357     151,300
                                                                              ---------    --------    --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................       6,167       6,763     (18,049)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................      86,140      79,377      97,426
                                                                              ---------    --------    --------
      CASH AND CASH EQUIVALENTS AT END OF YEAR ............................   $  92,307      86,140      79,377
                                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the year for interest ..............................   $  39,382      40,219      62,762
      Cash paid during the year for income taxes ..........................   $  18,424      14,721      14,793

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

Glacier Bancorp, Inc. (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Utah and Washington through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its nine wholly owned operating subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Mountain West Bank in Idaho, ("Mountain West"), Big Sky Western Bank, ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Glacier Capital Trust I ("Glacier Trust I"), and Glacier Capital Trust II ("Glacier Trust II"). All significant inter-company transactions have been eliminated in consolidation.

On June 4, 2004, AmericanWest Bancorp.'s branch office in Ione, Washington was acquired and became a branch of Mountain West Bank. Pend Oreille Bancorp was acquired July 15, 2003 and its branches became additional branches of Mountain West. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the financial information presented includes the operations since the date of the acquisitions. See footnote 20 for additional information related to these transactions.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

(j) GOODWILL

On an annual basis, as required by Financial Accounting Standards Board (FASB) Statement 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the subsidiary level during the third quarter. In addition, goodwill is tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ... CONTINUED

(k) CORE DEPOSIT INTANGIBLES

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

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $1.59, $2.12, and $3.26, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:
2004 - expected dividend yield of 2.44%, risk-free interest rate of 2.82%, volatility ratio of 19%, and expected life of 4.8 years: 2003 - expected dividend yield of 3.01%, risk-free interest rate of 2.78%, volatility ratio of 21%, and expected life of 4.8 years: 2002 - expected dividend yield of 3.02%, risk-free interest rate of 2.73%, volatility ratio of 23%, and expected life of
4.8 years.

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of the option itself at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                 -----------------------------------
                                                    2004         2003        2002
                                                 ----------   ---------   ---------
Net earnings (in thousands):  As reported        $   44,616      38,008      32,402
                              Compensation cost        (685)       (752)       (577)
                                                 ----------   ---------   ---------
                              Pro forma              43,931      37,256      31,825
                                                 ==========   =========   =========

Basic earnings per share:     As reported              1.82        1.58        1.37
                              Compensation cost       (0.02)      (0.03)      (0.02)
                                                 ----------   ---------   ---------
                              Pro forma                1.80        1.55        1.35
                                                 ==========   =========   =========

Diluted earnings per share:   As reported              1.79        1.55        1.35
                              Compensation cost       (0.03)      (0.03)      (0.02)
                                                 ----------   ---------   ---------
                              Pro forma                1.76        1.52        1.33
                                                 ==========   =========   =========

In December 2004, the Financial Accounting Standards Board issued a revised version of SFAS No. 123 Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. The Company is required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R requires the recognition of compensation cost related to share-based payment plans to be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The company expects to adopt SFAS No. 123 (Revised) effective with its reporting for the third quarter of 2005.

(n) LONG-LIVED ASSETS

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2004 and 2003 there were no assets that were considered impaired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ... CONTINUED

(o) MORTGAGE SERVICING RIGHTS

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

As of December 31, 2004 and 2003 the carrying value of servicing rights was approximately $1,241,000 and $1,388,000, respectively. Amortization expense of $328,000, $729,000, and $480,000 was recognized in the years ended December 31, 2004, 2003, and 2002, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2004 or 2003. At December 31, 2004, the fair value of mortgage servicing rights was approximately $1,621,000.

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

(q) STOCK SPLIT AND STOCK DIVIDEND

On April 28, 2004 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 11, 2004, payable May 20, 2004. On April 30, 2003, the Board of Directors declared a 10 percent stock dividend, payable in common stock of the Company to shareholders of record on May 13, 2003, payable on May 22, 2003. All prior period amounts have been restated to reflect the stock split and dividend.

(r) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(s) RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

2. CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2004 was $8,290,000.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities, available for sale, is as follows.

                      INVESTMENTS AS OF DECEMBER 31, 2004

                                                                                                              Estimated
                                                                 Weighted   Amortized     Gross   Unrealized    Fair
                   (Dollars in thousands)                         Yield        Cost       Gains     Losses      Value
                   ----------------------                         -----        ----       -----     ------      -------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year...............................           1.29%   $      251          -        -          251
  maturing five years through ten years..................           4.62%          350          6        -          356
  maturing after ten years...............................           3.08%          481          2       (1)         482
                                                                            ----------   --------   ------    ---------
                                                                    3.16%        1,082          8       (1)       1,089
                                                                            ----------   --------   ------    ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year...............................           5.30%          518          8        -          526
  maturing one year through five years...................           5.37%        1,205         64        -        1,269
  maturing five years through ten years..................           4.69%        6,514        324        -        6,838
  maturing after ten years...............................           5.13%      292,102     12,971   (1,098)     303,975
                                                                            ----------   --------   ------    ---------
                                                                    5.12%      300,339     13,367   (1,098)     312,608
                                                                            ----------   --------   ------    ---------

MORTGAGE-BACKED SECURITIES...............................           4.99%       56,629        919     (503)      57,045

REAL ESTATE MORTGAGE INVESTMENT CONDUITS.................           3.77%      660,389      1,624   (4,469)     657,544

FHLMC AND FNMA STOCK.....................................           5.74%        7,593          -      (56)       7,537

FHLB AND FRB STOCK, AT COST..............................           3.22%       49,803          -        -       49,803

                                                                            ----------   --------   ------    ---------
     TOTAL INVESTMENTS                                              4.20%   $1,075,835     15,918   (6,127)   1,085,626
                                                                            ==========   ========   ======    =========

                       INVESTMENTS AS OF DECEMBER 31, 2003

                                                                                                              Estimated
                                                                 Weighted   Amortized    Gross    Unrealized    Fair
                   (Dollars in thousands)                         Yield        Cost       Gains     Losses      Value
                   ----------------------                         -----        ----       -----     ------      -------
U.S. GOVERNMENT AND FEDERAL AGENCIES
  maturing within one year...............................           0.85%.  $      352          -         -         352
  maturing one year through five years...................           1.29%          259          -        (1)        258
  maturing after ten years...............................           2.97%          957         15        (1)        971
                                                                            ----------   --------   -------   ---------
                                                                    2.22%        1,568         15        (2)      1,581
                                                                            ----------   --------   -------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year...............................           5.69%        4,346         41         -       4,387
  maturing one year through five years...................           4.30%        5,485         84      (102)      5,467
  maturing five years through ten years..................           5.35%        4,910        197         -       5,107
  maturing after ten years...............................           5.11%      288,644     10,106    (1,683)    297,067
                                                                            ----------   --------   -------   ---------
                                                                    5.11%      303,385     10,428    (1,785)    312,028
                                                                            ----------   --------   -------   ---------

MORTGAGE-BACKED SECURITIES...............................           4.30%       64,123      1,465      (342)     65,246

REAL ESTATE MORTGAGE INVESTMENT CONDUITS.................           4.03%      662,727      4,983    (3,911)    663,799

FHLMC AND FNMA STOCK.....................................           5.74%        7,593         64         -       7,657

FHLB AND FRB STOCK, AT COST..............................           5.34%       46,643          -         -      46,643

                                                                            ----------   --------   -------   ---------
     TOTAL INVESTMENTS                                              4.41%   $1,086,039     16,955    (6,040)  1,096,954
                                                                            ==========   ========   =======   =========

3.  INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect. The Real Estate Mortgage Investment Conduits are backed by the FNMA, GNMA, or FHLMC.

The book value of securities was as follows at:

                                                         December 31,
               (dollars in thousands)                        2002
               ----------------------                        --------
U.S. Government and Federal Agencies..................     $  1,086
State and Local Governments and Other Issues..........      244,665
Mortgage-Backed Securities............................       81,043
Real Estate Mortgage Investment Conduits..............      388,927
FHLMC and FNMA stock..................................        7,593
FHLB and FRB stock....................................       42,864
                                                           --------
                                                           $766,178
                                                           ========

Investments with an unrealized loss position at December 31, 2004:

                                                            Less than 12 months    12 months or more            Total
                                                           --------------------   --------------------   --------------------
                                                             Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                 (dollars in thousands)                      Value      Loss       Value       Loss       Value       Loss
                 ----------------------                    -------   ----------   -------   ----------   -------   ----------
U.S. Government and Federal Agencies.....................      136          1         314          1         450         2
State and Local Governments and other issues.............   18,767        260      18,409        838      37,176     1,098
FHLMC stock..............................................    7,444         56           -          -       7,444        56
Mortgage-Backed Securities...............................   18,867        193      13,256        310      32,123       503
Real Estate Mortgage Investment Conduits.................  381,196      2,994      73,086      1,474     454,282     4,468
                                                           -------   --------     -------   --------     -------   -------
Total temporarily impaired securities                      426,410      3,504     105,065      2,623     531,475     6,127
                                                           =======   ========     =======   ========     =======   =======

Most of the unrealized loss is the result of changing market values due to changes in intermediate and long term (10 year) interest rates. The value of real estate mortgage investment conduits and mortgage-backed securities is also affected by the level of mortgage refinancing activity and resulting prepayment of the underlying mortgages. During periods of rapid prepayments, values decline because of shortening of the expected maturity and reduced earning potential. During periods of increasing rates, values decline due to the opportunity to invest at current rates which are higher than the rates on the investments held. The ten year U.S. Treasury rates have seen significant volatility during 2004 with rates ranging from a low of 3.76% in March to a high of 4.84% in June and ending the year at 4.24%. The Company anticipates the unrealized losses to be temporary and therefore an impairment charge is not required as of December 31, 2004.

Interest Income includes tax-exempt interest for the years ended December 31, 2004, 2003, and 2002 of $13,917,000, $11,410,000, and $8,074,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2004, 2003, and 2002 were approximately $66,910,000, $19,603,000 and
$31,695,000 respectively, resulting in gross gains of approximately $304,000, $3,502,000 and $451,000 and gross losses of approximately $304,000, $0 and $213,000, respectively. The cost of any investment sold is determined by specific identification.

At December 31, 2004, the Company had investment securities with carrying values of approximately $194,795,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury tax and loan borrowings.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                                     December 31,
                                                              -----------------------
        (dollars in thousands)                                    2004        2003
        ----------------------                                -----------   ---------
Residential first mortgage .........................          $   382,750     305,372
Loans held for sale ................................               14,476      16,973
Commercial real estate..............................              526,455     483,684
Other commercial....................................              466,582     359,030
Consumer  ..........................................               95,663      95,739
Home equity  .......................................              248,684     199,693
                                                                ---------   ---------
                                                                1,734,610   1,460,491
Net deferred loan fees, premiums and discounts......               (6,313)     (6,136)
Allowance for loan losses...........................              (26,492)    (23,990)
                                                                ---------   --------
                                                              $ 1,701,805   1,430,365
                                                              ===========   =========

The following is a summary of activity in allowance for losses on loans:

                                                              Years ended December 31,
                                                             -------------------------
   (dollars in thousands)                                     2004      2003      2002
   ----------------------                                    -------   ------   ------
Balance, beginning of period .......................         $23,990   20,944   18,654
Acquisitions........................................              --      959       --
Net charge offs.....................................          (1,693)  (1,722)  (3,455)
Provision ..........................................           4,195    3,809    5,745
                                                             -------   ------   ------
Balance, end of period .............................         $26,492   23,990   20,944
                                                             =======   ======   ======

The following is the allocation of allowance for loan losses and percent of loans in each category at:

                                                                DECEMBER 31, 2004      December 31, 2003
                                                             ---------------------  ----------------------
                                                                        PERCENT OF              Percent of
                                                                       OF LOANS IN              of loans in
                (dollars in thousands)                        AMOUNT    CATEGORY      Amount     category
                ----------------------                       --------  -----------  ----------  -----------

Residential first mortgage and loans held for sale......     $  2,693       22.9%   $   2,147      21.8%
Commercial real estate..................................        9,222       30.4%       7,464      33.2%
Other commercial .......................................        9,836       26.9%       9,951      24.7%
Consumer................................................        2,083        5.5%       2,220       6.6%
Home equity ............................................        2,658       14.3%   $   2,208      13.7%
                                                             --------    -------    ---------     -----
                                                             $ 26,492      100.0%      23,990     100.0%
                                                             ========    =======    =========     =====

Substantially all of the Company's loan receivables are with customers within the Company's market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. At December 31, 2004, no individual borrower had outstanding loans or commitments exceeding 10% of the Company's consolidated stockholders' equity.

4.  LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2004, 2003, and 2002 were approximately $5,950,000, $10,062,000, and $8,042,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003, and 2002 was approximately $8,733,000, $8,620,000, and $8,275,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $372,000, $665,000, and $596,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004, 2003, and 2002 was not significant. Loans ninety days overdue and still accruing interest for the years ended December 31, 2004, 2003, and 2002 were approximately $1,642,000, $2,419,000, and $1,998,000, respectively.

The weighted average interest rate on loans was 6.32% and 6.74% at December 31, 2004 and 2003, respectively.

At December 31, 2004, 2003 and 2002 loans sold and serviced for others were $174,805,000, $189,601,000, and $253,063,000, respectively.

At December 31, 2004 the Company had $1,172,781,000 in variable rate loans and $561,829,000 in fixed rate loans.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2004.

The Company had outstanding commitments as follows:

                                                                      December 31,
                                                                -----------------------
        (dollars in thousands)                                      2004         2003
        ----------------------                                  ------------    -------
Loans and loans in process..................................     $  367,388     258,350
Unused consumer lines of credit.............................        169,286     118,691
Letters of credit...........................................         18,842      13,636
                                                                 ----------     -------
                                                                 $  555,516     390,677
                                                                 ==========     =======

Substantially all of the loans held for sale at December 31, 2004 and 2003 were committed to be sold.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2004 and 2003 was approximately $33,180,000 and $27,313,000. During 2004 and 2003, new loans to such related parties were approximately $22,847,000 and $24,652,000, respectively, and repayments were approximately $16,980,000 and $18,525,000, respectively.

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following at:

                                                                  December 31,
                                                           ----------------------
      (dollars in thousands)                                   2004        2003
      ----------------------                               ------------   -------
Land ................................................      $     12,053    11,487
Office buildings and construction in progress........            45,079    41,279
Furniture, fixtures and equipment....................            25,656    24,533
Leasehold improvements...............................             2,827     2,590
Accumulated depreciation ............................           (29,883)  (26,638)
                                                           ------------   -------
                                                           $     55,732    53,251
                                                           ============   =======

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                              Core Deposit        Mortgage
            (Dollars in thousands)             Intangible   Servicing Rights (1)   Total
            ----------------------            ------------  --------------------   -----
AS OF DECEMBER 31, 2004
    Gross carrying value                      $    10,270
    Accumulated Amortization                       (5,331)
                                              -----------
    Net carrying value                        $     4,939          1,241           6,180
                                              ===========

AS OF DECEMBER 31, 2003
    Gross carrying value                      $    10,122
    Accumulated Amortization                       (4,257)
                                              -----------
    Net carrying value                        $     5,865          1,388           7,253
                                              ===========

WEIGHTED-AVERAGE AMORTIZATION PERIOD
    (Period in years)                                10.0            9.6             9.9

AGGREGATE AMORTIZATION EXPENSE
    For the year ended December 31, 2004      $     1,074            328           1,402
    For the year ended December 31, 2003            1,243            729           1,972

ESTIMATED AMORTIZATION EXPENSE
    For the year ended December 31, 2005              917             85           1,002
    For the year ended December 31, 2006              841             83             924
    For the year ended December 31, 2007              820             81             901
    For the year ended December 31, 2008              807             78             885
    For the year ended December 31, 2009              756             75             831

(1) Gross carrying value and accumulated amortization are not readily available

6. GOODWILL AND OTHER INTANGIBLE ASSETS ... CONTINUED

On June 4, 2004, the Company completed the acquisition of American West Bancorp, Inc.'s branch office in Ione, Washington. A portion of the purchase was allocated to core deposit intangible of $148 thousand and goodwill of $425 thousand. The following is a summary of activity in goodwill.

         (Dollars in thousands)              Goodwill
         ----------------------              --------
Balance as of December 31, 2003               36,951
Acquisition of Ione branch                       425
                                              ------
Balance as of December 31, 2004               37,376
                                              ======

7. DEPOSITS

Deposits consist of the following at:

                                                              DECEMBER 31, 2004              December 31, 2003
                                                  ------------------------------------   ------------------------
                                                    Weighted
           (dollars in thousands)                 Average Rate      AMOUNT     PERCENT       Amount       Percent
           ----------------------                 ------------   -----------   -------   --------------   -------
Demand accounts...............................        0.0%       $   460,059     26.6%   $      369,052    23.1%


NOW accounts..................................        0.2%           280,455     16.2%          249,838    15.6%
Savings accounts..............................        0.3%           166,350      9.6%          150,367     9.4%
Money market demand accounts..................        0.9%           415,817     24.0%          390,344    24.4%
Certificate accounts:
     1.00% and lower..........................                        52,056      3.0%           75,908     4.8%
     1.01% to 2.00%...........................                       177,172     10.2%          176,839    11.1%
     2.01% to 3.00%...........................                       100,566      5.8%           85,289     5.3%
     3.01% to 4.00%...........................                        33,934      2.0%           39,536     2.5%
     4.01% to 5.00%. .........................                        21,216      1.2%           27,351     1.7%
     5.01% to 6.00%...........................                        11,936      0.8%           19,897     1.3%
     6.01% to 7.00%...........................                         9,643      0.6%           12,691     0.8%
     7.01% and higher.........................                           504      0.0%              513     0.0%
                                                                 -----------   ------    --------------   -----
            Total certificate accounts........        2.2%           407,027     23.6%          438,024    27.5%
                                                                 -----------   ------    --------------   -----
Total interest bearing deposits...............        1.1%         1,269,649     73.4%        1,228,573    76.9%
                                                                 -----------   ------    --------------   -----
Total deposits................................        0.9%       $ 1,729,708    100.0%        1,597,625   100.0%
                                                                 -----------   ------    --------------   -----
Deposits with a balance in excess of $100,000                    $   699,066             $      577,423
                                                                 ===========             ==============

7. DEPOSITS ... CONTINUED

At December 31, 2004, scheduled maturities of certificate accounts are as follows:

                                                  Years ending December 31,
                              ----------------------------------------------------------------
(dollars in thousands)            Total         2005      2006      2007      2008  Thereafter
----------------------------  ------------    -------    ------    ------    -----  ----------
1.00% and lower.............  $     52,056     51,913       143         -        -        -
1.01% to 2.00%..............       177,172    158,363    16,785     1,970       54        -
2.01% to 3.00%..............       100,566     54,368    29,772    12,784    2,639    1,003
3.01% to 4.00%..............        33,934      8,367     3,316    10,379    4,529    7,343

4.01% to 5.00%..............        21,216      4,599     4,398    11,613        -      606
5.01% to 6.00%..............
                                    11,936      2,241     2,687     7,008        -       -
6.01% to 7.00%                       9,643      7,286     2,267        14       76       -
7.01% and higher............  $        504        504         -         -        -       -
                              ------------    -------    ------    ------    -----    -----
                                   407,027    287,641    59,368    43,768    7,298    8,952
                              ============    =======    ======    ======    =====    =====

Interest expense on deposits is summarized as follows:

                          Years ended December 31,
                        ---------------------------
(dollars in thousands)    2004       2003     2002
----------------------  -------    ------    ------
NOW accounts .......    $   474       484       723

Savings accounts ...        471       500       857
Money market demand
accounts ...........      3,776     3,840     6,771
Certificate accounts      9,333    12,397    17,917
                        -------    ------    ------
                        $14,054    17,221    26,268
                        =======    ======    ======

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle (FHLB) consist of the following:

                                                                                                      Totals as of
                                             Maturing in years ending December 31,                    December 31,
                                  --------------------------------------------------------------   ------------------
(dollars in thousands)               2005       2006       2007      2008       2009   2010-2012     2004      2003
--------------------------------  --------    -------    -------    ------      ----   ---------   -------    -------
1.00% to 2.00%..................         -     40,000          -         -         -          -     40,000    445,870
2.01% to 3.00%..................   437,942     69,500    110,500         -         -          -    617,942    132,500
3.01% to 4.00%..................    41,350          -     13,000     3,000         -     40,000     97,350    116,600
4.01% to 5.00%..................         -          -          -         -         -     42,000     42,000     47,500
5.01% to 6.00%..................       145        145        145    18,128         1          -     18,564     31,217
6.01% to 7.00%..................       574        274        974        74        47         23      1,966      2,256
7.01% to 8.00%..................       211        500        300       100         -          -      1,111      1,251
8.01% to 9.00%..................         -         --          -         -         -          -          -        100
                                  --------    -------    -------    ------      ----   ---------   -------    -------
                                  $480,222    110,419    124,919    21,302        48     82,023    818,933    777,294
                                  ========    =======    =======    ======      ====   =========   =======    =======

These advances are collateralized by the FHLB stock held by the Company and a blanket assignment of the Bank's unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2004 was approximately $320,062,000.

The weighted average interest rate on these advances was 2.72% and 2.80% at December 31, 2004 and 2003, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE . . . CONTINUED

The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2004:

                                                                     Interest                    Earliest
             (dollars in thousands)                      Amount        Rate        Maturity        Call
--------------------------------------------------      --------   ------------    --------      --------
Call Terms
   Quarterly at FHLB option .........................     13,000           2.88%    2007           2005
   Quarterly at FHLB option .........................     10,000           2.97%    2007           2005
   Quarterly at FHLB option .........................      3,000           5.37%    2008           2005
   Quarterly at FHLB option .........................     15,000           5.52%    2008           2005
   If three month LIBOR is greater than 8% on
     quarterly measurement date after initial
     term ...........................................     82,000   3.49% - 4.83%    2012           2005
                                                        --------
                                                        $123,000
                                                        ========

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase consist of the following at:

                                                                                   BOOK             MARKET
       (DOLLARS IN THOUSANDS)                                     WEIGHTED        VALUE OF          VALUE OF
------------------------------------       REPURCHASE              AVERAGE       UNDERLYING        UNDERLYING
         December 31, 2004                   AMOUNT                 RATE          ASSETS             ASSETS
------------------------------------    -----------------         --------       ----------        ----------
SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE WITHIN:

 1-30 DAYS..........................               76,158           1.87%           126,671         129,340
                                        -----------------           ----         ----------         -------
                                        $          76,158           1.87%        $  126,671         129,340
                                        =================           ====         ==========         =======
         December 31, 2003:
Securities sold under agreements to
repurchase within:

 1-30 days..........................               56,968           1.06%            98,120         101,280
                                        -----------------         ------         ----------         -------
                                        $          56,968           1.06%        $   98,120         101,280
                                        =================         ======         ==========         =======

The securities, consisting of agency issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2004 and 2003 securities sold under agreements to repurchase averaged approximately $69,480,000 and $61,609,000, respectively, and the maximum outstanding at any month end during the year was approximately $80,265,000 and $74,808,000, respectively.

The Company also has a treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $19,500,000 at federal funds rates minus 25 basis points. At December 31, 2004 and 2003 the outstanding balance under this program was approximately $4,354,000 and $7,309,000. The borrowings are secured with investment securities with a par value of approximately $26,635,000 and a market value of approximately $28,568,000. For the year ended December 31, 2004, the maximum outstanding at any month end was approximately $13,345,000 and the average balance was approximately $3,954,000.

10. SUBORDINATED DEBENTURES

On March 24, 2004, 45,000 shares of trust preferred shares were issued by Glacier Trust II whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 5.788% for the first five years and then converts to a three month LIBOR plus 2.75% rate for the remaining term until maturity on April 7, 2034. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $45,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

On January 25, 2001, 1,400,000 shares of trust preferred shares were issued by Glacier Trust I whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 9.40% and mature on February 1, 2031. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $35,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by Glacier Trust I and Glacier Trust II. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of both trusts under the Trust Preferred Securities.

As a result of the adoption of FIN 46R on December 31, 2003, the Company deconsolidated Glacier Trust I. The $35,000,000 of subordinated debentures issued by the Company to Glacier Trust I are reflected in the consolidated balance sheets as of December 31, 2004 and 2003. The $45,000,000 of subordinated debentures issued by the Company to Glacier Trust II are reflected in the consolidated balance sheet as of December 31, 2004.

The Subordinated Debentures with Glacier Trust I are unsecured, bear interest at a rate of 9.40% per annum and mature on February 1, 2031. The Subordinated Debentures with Glacier Trust II are unsecured, bear interest at a rate of 5.788% per annum for the first five years and then converts to a three month LIBOR plus 2.75% rate for the remaining term until maturity on April 7, 2034. Interest is payable quarterly for all Subordinated Debentures. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed at par prior to maturity at the Company's option on or after February 1, 2006 for Glacier Trust I and April 7, 2009 for Glacier Trust II. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) for either Trust in the event of unfavorable changes in laws or regulations that result in (1) Glacier Trust I or Glacier Trust II becoming subject to federal income tax on income received on the Subordinated Debentures,
(2) interest payable by Parent Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for either trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 Capital" under the Federal Reserve capital adequacy guidelines.

11. REGULATORY CAPITAL

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2004:

                                                                             Minimum capital      Well capitalized
                                                          Actual               requirement           requirement
                                                  ---------------------   -------------------   --------------------
                                                  Amount          Ratio   Amount        Ratio    Amount        Ratio
                                                  -------         -----   ------        -----   -------        -----
Tier 1 (core) capital to risk weighted assets
  Consolidated ..............................     300,475         15.06%  79,800         4.00%  119,700         6.00%
  Glacier ...................................      57,244         13.22%  17,318         4.00%   25,977         6.00%
  First Security.............................      49,798         12.47%  15,978         4.00%   23,967         6.00%
  Western ...................................      43,151         15.38%  11,224         4.00%   16,835         6.00%
  Mountain West .............................      42,992         10.20%  16,861         4.00%   25,292         6.00%
  Big Sky....................................      18,547          9.22%   8,043         4.00%   12,065         6.00%
  Valley.....................................      17,674         12.38%   5,711         4.00%    8,567         6.00%
  Whitefish .................................      12,945         11.67%   4,439         4.00%    6,658         6.00%

Tier 2 (total) capital to risk weighted assets
  Consolidated ...............................    325,432         16.31%  159,601         8.00%  199,501         10.00%
  Glacier ....................................     62,128         14.35%   34,636         8.00%   43,295         10.00%
  First Security                                   54,800         13.72%   31,956         8.00%   39,945         10.00%
  Western ....................................     46,675         16.63%   22,447         8.00%   28,059         10.00%
  Mountain West ..............................     48,005         11.39%   33,722         8.00%   42,153         10.00%
  Big Sky ....................................     21,064         10.48%   16,087         8.00%   20,108         10.00%
  Valley .....................................     19,453         13.62%   11,423         8.00%   14,279         10.00%
  Whitefish ..................................     14,325         12.91%    8,877         8.00%   11,097         10.00%

Leverage capital to total average assets
  Consolidated ...............................    300,475         10.16%  118,271         4.00%  147,839          5.00%
  Glacier ....................................     57,244          8.90%   25,723         4.00%   32,154          5.00%
  First Security .............................     49,798          8.27%   24,093         4.00%   30,117          5.00%
  Western ....................................     43,151          9.67%   17,854         4.00%   22,317          5.00%
  Mountain West ..............................     42,992          7.16%   24,027         4.00%   30,033          5.00%
  Big Sky ....................................     18,547          7.88%    9,413         4.00%   11,767          5.00%
  Valley .....................................     17,674          7.58%    9,325         4.00%   11,656          5.00%
  Whitefish...................................     12,945          7.75%    6,684         4.00%    8,355          5.00%

11. REGULATORY CAPITAL. . . CONTINUED

The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2003:

                                                                              Minimum capital   Well capitalized
                                                           Actual               requirement        requirement
                                               -------------------------  --------------------  ----------------
                                                  Amount          Ratio    Amount        Ratio    Amount  Ratio
                                               -----------        ------  --------     -------  --------  -----
Tier 1 (core) capital to risk weighted assets
  Consolidated ...............................     223,423        12.98%    68,864        4.00%  103,296   6.00%
  Glacier ....................................      51,010        13.75%    14,838        4.00%   22,256   6.00%
  First Security..............................      42,897        12.04%    14,252        4.00%   21,378   6.00%
  Western ....................................      40,796        15.04%    10,850        4.00%   16,275   6.00%
  Mountain West ..............................      37,695        10.48%    14,382        4.00%   21,573   6.00%
  Big Sky.....................................      15,695        10.36%     6,062        4.00%    9,094   6.00%
  Valley......................................      15,866        13.25%     4,789        4.00%    7,184   6.00%
  Whitefish ..................................      11,119        12.32%     3,609        4.00%    5,414   6.00%

Tier 2 (total) capital to risk weighted assets
  Consolidated ...............................     245,006        14.23%   137,729        8.00%  172,161  10.00%
  Glacier ....................................      55,281        14.90%    29,675        8.00%   37,094  10.00%
  First Security..............................      47,363        13.29%    28,504        8.00%   35,630  10.00%
  Western ....................................      44,225        16.30%    21,700        8.00%   27,125  10.00%
  Mountain West ..............................      41,995        11.68%    28,764        8.00%   35,955  10.00%
  Big Sky.....................................      17,595        11.61%    12,125        8.00%   15,156  10.00%
  Valley......................................      17,350        14.49%     9,578        8.00%   11,973  10.00%
  Whitefish ..................................      12,248        13.57%     7,218        8.00%    9,023  10.00%

Leverage capital to total average assets
  Consolidated ...............................     223,423         8.45%   105,707        4.00%  132,134   5.00%
  Glacier ....................................      51,010         8.97%    22,734        4.00%   28,418   5.00%
  First Security..............................      42,897         7.80%    22,007        4.00%   27,509   5.00%
  Western ....................................      40,796         9.23%    17,676        4.00%   22,095   5.00%
  Mountain West ..............................      37,695         7.34%    20,531        4.00%   25,664   5.00%
  Big Sky ....................................      15,695         7.82%     8,032        4.00%   10,040   5.00%
  Valley .....................................      15,866         7.35%     8,637        4.00%   10,796   5.00%
  Whitefish ..................................      11,119         7.60%     5,855        4.00%    7,319   5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2004 and 2003, the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2004 and 2003.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

         (dollars in thousands)                        2004              2003         2002
-----------------------------------------          -------------       ---------     ------
Current:
     Federal.............................          $      16,361        13,741       11,925
     State...............................                  4,369         3,690        3,033
                                                   -------------        ------       ------
           Total current tax expense                      20,730        17,431       14,958
                                                   -------------        ------       ------

Deferred:
     Federal.............................                    238           554        1,139
     State...............................                     46           168          327
                                                   -------------        ------       ------
         Total deferred tax expense                          284           722        1,466
                                                   -------------        ------       ------
                 Total income tax expense          $      21,014        18,153       16,424
                                                   =============        ======       ======

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                                     Years ended December 31,
                                                                ----------------------------------
                                                                 2004           2003         2002
                                                                -----           ----         ----
Federal statutory rate..................................         35.0%          35.0%        35.0%
State taxes, net of federal income tax benefit..........          4.4%           4.4%         4.4%
Tax-exempt interest income..............................         -7.2%          -6.8%        -5.4%
Other, net..............................................         -0.2%          -0.3%        -0.4%
                                                                 ----           ----         ----
                                                                 32.0%          32.3%        33.6%
                                                                 ====           ====         ====

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                                      December 31,
--------------------------------------------------------        -----------------------
                  (dollars in thousands)                           2004          2003
--------------------------------------------------------        ----------      -------
Deferred tax assets:
  Allowance for losses on loans.........................        $   10,879        9,484
  Deferred compensation.................................             1,795        1,390
  Other.................................................               650          730
                                                                ----------      -------
          Total gross deferred tax assets                           13,324       11,604
                                                                ----------      -------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends...............           (10,270)      (9,223)
   Fixed assets, due to differences in depreciation.....            (2,676)      (2,585)
   Deferred loan costs..................................            (1,602)         (72)
   Available-for-sale securities fair value adjustment..            (3,858)      (4,300)
   Other................................................            (3,310)      (2,793)
                                                                ----------      -------
           Total gross deferred tax liabilities                    (21,716)     (18,973)
                                                                ----------      -------
           Net deferred tax liability                           $   (8,392)      (7,369)
                                                                ----------      -------

There is no valuation allowance at December 31, 2004 and 2003 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

12. FEDERAL AND STATE INCOME TAXES...CONTINUED

Retained earnings at December 31, 2004 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that has a 3% "safe harbor" provision which is a non-elective contribution by the Company. In addition, elective contributions, depending on the Company's profitability, are made to the plan. Participants are at all times fully vested in all contributions. The total plan expense for the years ended December 31, 2004, 2003, and 2002 was approximately $3,181,000, $3,072,000 and $2,691,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60%, 25% prior to October 1, 2004, of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2004, 2003 and 2002 was approximately $750,000, $693,000, and $577,000, respectively.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. The Company's contribution to the SERP for the years ended December 31, 2004, 2003 and 2002 was approximately $63,000, $53,000, and $28,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants' salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $402,000, $236,000, and $67,000, for the years ending December 31, 2004, 2003, and 2002, respectively. The participant receives an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings for the years ended 2004, 2003, and 2002 were approximately $437,000, $364,000, and $72,000, respectively. In connection with an acquisition in 2001, the Company assumed the obligations of a deferred compensation plan for certain key employees. The plan provides predetermined periodic payments over 10 to 15 years upon retirement or death. As of December 31, 2004, the liability related to the obligation was approximately $1,780,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2004 was insignificant.

The Company has entered into employment contracts with ten senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         For the Years Ended December 31,
                                                                -----------------------------------------------
                                                                     2004               2003            2002
                                                                --------------       ----------      ----------
Net earnings available to common
   stockholders, basic and diluted......................        $   44,616,000       38,008,000      32,402,000

Average outstanding shares - basic......................            24,452,573       24,088,290      23,583,669
Add:  Dilutive stock options............................               462,682          437,283         402,498
                                                                --------------       ----------      ----------
Average outstanding shares - diluted....................            24,915,255       24,525,573      23,986,167
                                                                ==============       ==========      ==========

Basic earnings per share................................        $         1.82             1.58            1.37
                                                                ==============       ==========      ==========
Diluted earnings per share..............................        $         1.79             1.55            1.35
                                                                ==============       ==========      ==========

There were approximately 1,400 options excluded from the diluted share calculation for December 31, 2004, due the option exercise price exceeding the market price. There were no options excluded from the diluted share calculation for December 31, 2003 and 2002 because the market price exceeded the option exercise price as of the end of the year.

15. STOCK OPTION PLANS

In the year ended June 30, 1990, Incentive Stock Option Plans were approved which provided for the grant of options limited to 29,445 shares to outside Directors and 166,860 shares to certain full time employees of the Company. In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999 the Directors 1994 Stock Option Plan, and the Employees 1995 Stock Option Plan, were amended to provide 100,000 and 600,000 additional shares for the Directors and Employees Plans, respectively. In April, 2002, the Directors 1994 Stock Option Plan and the Employees 1995 Stock Option Plan were amended to provide 500,000 and 1,000,000 additional shares to the director's and employee's plans, respectively. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted.

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

15. STOCK OPTION PLANS...CONTINUED

At December 31, 2004, total shares available for option grants to employees and directors are 1,792,215. Changes in shares granted for stock options for the years ended December 31, 2004, 2003, and 2002, are summarized as follows:

                                                      Options outstanding            Options exercisable
                                                  ---------------------------    ----------------------------
                                                                 Weighted                        Weighted
                                                                  average                         average
                                                   Shares      exercise price      Shares      exercise price
                                                  ---------    --------------    ---------     --------------
Balance, December 31, 2001....................    1,575,294     $      9.92      1,136,069      $     9.66
Canceled......................................      (27,718)          13.73         (4,835)          12.09
Granted.......................................      273,621           15.92
Became exercisable............................                                     170,340           10.37
Exercised.....................................     (565,670)           8.84       (565,670)           8.84
                                                  ---------                      ---------
Balance, December 31, 2002....................    1,255,527           11.64        735,904           10.44

Canceled......................................      (40,940)          14.19         (7,199)           9.23
Granted.......................................      446,933           17.70
Became exercisable............................                                     348,496           13.10
Exercised.....................................     (435,338)          10.73       (435,338)          10.73
                                                  ---------     -----------      ---------
Balance, December 31, 2003....................    1,226,182           14.10        641,863           11.47

Canceled......................................      (50,613)          18.26        (15,167)          10.69
Granted.......................................      450,258           24.90
Became exercisable............................                                     353,039           17.95
Exercised.....................................     (417,322)          13.03       (417,322)          13.03
                                                  ---------                      ---------
Balance, December 31, 2004....................    1,208,505           18.31        562,413           14.51
                                                  =========                      =========

The range of exercise prices on options outstanding at December 31, 2004 is as follows:

                                        average             average                             average
  Price range          Shares       exercise price      life of options        Shares      exercise price
---------------      ---------      --------------      ---------------       --------     --------------
$ 6.49 - $8.73          98,450        $7.84                 2.9 years           98,450         $  7.84
$ 9.41 - $11.42        117,287        10.11                 1.0 years          117,287           10.11
$12.73 - $14.25         52,563        12.82                 2.4 years           52,563           12.82
$15.06 - $16.50        145,329        15.87                 2.1 years          145,329           15.87
$17.59 - $20.70        385,177        17.84                 3.1 years           74,253           18.26
$21.58 - $25.11        398,699        25.03                 4.1 years           74,531           25.07
$25.95 - $35.44         11,000        31.49                 7.8 years               --              --
                     ---------                                                 -------
                     1,208,505        18.31                 3.2 years          562,413           14.51
                     =========                                                 =======

The options exercised during the year ended December 31, 2004 were at prices from $4.11 to $25.11.

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

            STATEMENTS OF FINANCIAL CONDITION                               December 31,
------------------------------------------------------------         -------------------------
                (dollars in thousands)                                  2004            2003
------------------------------------------------------------         -----------       -------
Assets:
    Cash....................................................         $     3,500         3,011
    Interest bearing cash deposits..........................              40,088         7,152
                                                                     -----------       -------
          Cash and cash equivalents                                       43,588        10,163
    Investment securities, available-for-sale...............              19,337         1,360
    Other assets ...........................................               3,427         4,057
    Investment in subsidiaries..............................             290,765       264,494
                                                                     -----------       -------
                                                                     $   357,117       280,074
                                                                     ===========       =======
Liabilities and Stockholders' Equity:
    Dividends payable.......................................         $     4,176         3,878
    Subordinated debentures.................................              80,000        35,000
    Other liabilities.......................................               2,757         3,357
                                                                     -----------       -------
          Total liabilities.................................              86,933        42,235

    Common stock ...........................................                 245           242
    Paid-in capital.........................................             227,614       222,588
    Retained earnings.......................................              36,391         8,393
    Accumulated other comprehensive income..................               5,934         6,616
                                                                     -----------       -------
          Total stockholders' equity........................             270,184       237,839
                                                                     -----------       -------
                                                                     $   357,117       280,074
                                                                     ===========       =======

                           STATEMENTS OF OPERATIONS                                Years ended December 31,
-------------------------------------------------------------------------     ----------     -------     ------
                            (dollars in thousands)                               2004          2003       2002
-------------------------------------------------------------------------     ----------     -------     ------
Revenues
    Dividends from subsidiaries..........................................     $   21,300      17,400     13,232
    Other income ........................................................          1,088         288        178
    Intercompany charges for services....................................          7,406       6,652      5,381
                                                                              ----------      ------     ------
         Total revenues..................................................         29,794      24,340     18,791

Expenses
    Employee compensation and benefits...................................          4,517       4,223      3,755
    Other operating expenses.............................................          9,803       7,573      6,778
                                                                              ----------      ------     ------
         Total expenses..................................................         14,320      11,796     10,533

    Earnings before income tax benefit and equity in undistributed
          earnings of subsidiaries.......................................         15,474      12,544      8,258
    Income tax benefit...................................................         (2,316)     (1,937)    (1,984)
                                                                              ----------      ------     ------
    Income before equity in undistributed earnings of subsidiaries.......         17,790      14,481     10,242
    Subsidiary earnings in excess of dividends distributed...............         26,826      23,527     22,160
                                                                              ----------      ------     ------
Net earnings.............................................................     $   44,616      38,008     32,402
                                                                              ==========      ======     ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                     STATEMENTS OF CASH FLOWS                                          Years ended December 31,
--------------------------------------------------------------------------      ------------------------------------
                      (dollars in thousands)                                       2004          2003          2002
--------------------------------------------------------------------------      ----------      -------      -------
Operating Activities
    Net earnings..........................................................      $   44,616       38,008       32,402
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
    Loss on sale of investments available-for-sale........................             274           --           43
    Subsidiary earnings in excess of dividends distributed................         (26,826)     (23,527)     (22,160)
    Net increase in other assets and other liabilities....................           2,359        4,973        1,761
                                                                                ----------       ------       ------
Net cash provided by operating activities.................................          20,423       19,454       12,046
                                                                                ----------       ------       ------
Investing activities
    Purchases of investment securities available-for-sale.................         (35,802)          --       (1,261)
    Proceeds from sales, maturities and prepayments of securities
          available-for-sale..............................................          17,227           54          234
    Equity contribution to subsidiary.....................................              --      (10,377)      (1,000)
    Net addition of premises and equipment................................            (430)        (863)        (700)
                                                                                ----------       ------       ------
Net cash used by investing activities.....................................         (19,005)     (11,186)      (2,727)
                                                                                ----------       ------       ------

Financing activities
    Proceeds from issuance of subordinated debentures.....................          45,000           --           --
    Cash dividends paid...................................................         (16,618)     (14,572)     (11,532)
    Proceeds from exercise of stock options and other stock issued........           5,439        5,665        6,041
    Repurchase and retirement of stock....................................          (1,805)          --           --
    Cash paid for stock dividends.........................................              (9)         (15)          --
                                                                                ----------       ------       ------
Net cash provided (used) by financing activities..........................          32,007       (8,922)      (5,491)
                                                                                ----------       ------       ------

Net increase (decrease) in cash and cash equivalents......................          33,425         (654)       3,828
Cash and cash equivalents at beginning of year............................          10,163       10,817        6,989
                                                                                ----------       ------       ------
Cash and cash equivalents at end of year..................................      $   43,588       10,163       10,817
                                                                                ==========       ======       ======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                                     QUARTERS ENDED, 2004
                                           ---------------------------------------------------------------------
                                              MARCH 31            JUNE 30         SEPTEMBER 30      DECEMBER 31
                                           -------------       -------------     -------------     -------------
Interest income......................      $      35,465              35,441            37,640            38,739
Interest expense.....................              9,076               9,662            10,255            10,899
                                           -------------       -------------     -------------     -------------
Net interest income..................             26,389              25,779            27,385            27,840
Provision for loan losses............                830                 965             1,200             1,200
Income before income taxes...........             15,544              15,654            17,333            17,099
Net earnings.........................             10,610              10,763            11,680            11,563
Basic earnings per share.............               0.43                0.44              0.48              0.47
Diluted earnings per share...........               0.43                0.43              0.47              0.46
Dividends per share..................               0.17                0.17              0.17              0.17
Market range high-low................      $27.04-$23.60       $28.25-$24.49     $30.35-$25.75     $35.89-$28.90

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

                                                                    Quarters Ended, 2003
                                           ---------------------------------------------------------------------
                                              March 31            June 30         September 30      December 31
                                           -------------       -------------     -------------     -------------
Interest income......................      $      32,062              31,613            33,103            34,052
Interest expense.....................             10,230               9,644             9,439             9,165
                                           -------------       -------------     -------------     -------------
Net interest income..................             21,832              21,969            23,664            24,887
Provision for loan losses............                841               1,051             1,221               696
Income before income taxes...........             13,121              14,906            14,309            13,825
Net earnings.........................              8,848               9,932             9,697             9,531
Basic earnings per share.............               0.37                0.42              0.40              0.39
Diluted earnings per share...........               0.37                0.41              0.39              0.38
Dividends per share..................               0.13                0.15              0.16              0.16
Market range high-low................      $21.59-$17.00       $20.96-$18.36     $23.72-$19.56     $26.40-$21.54

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                                       2004                            2003
                                                           ----------------------------      -------------------------
             (dollars in thousands)                          AMOUNT         FAIR VALUE         Amount       Fair Value
-----------------------------------------------------      -----------      -----------      ---------      ----------
Financial Assets:
Cash on hand and in banks............................      $    79,300          79,300          77,093          77,093
Interest bearing cash deposits ......................           13,007          13,007           9,047           9,047
Investment securities ...............................          321,234         321,234         321,266         321,266
Mortgage-backed securities ..........................          714,589         714,589         729,045         729,045
FHLB and FRB stock ..................................           49,803          49,803          46,643          46,643
Loans receivable, net................................        1,701,805       1,704,351       1,430,365       1,450,052

Financial Liabilities:
Deposits ............................................      $ 1,729,708       1,731,843       1,597,625       1,602,619
Advances from the FHLB of Seattle....................          818,933         811,837         777,294         780,647
Repurchase agreements and other borrowed funds.......           76,158          76,158          64,986          64,986
Subordinated debentures..............................           80,000          81,502          35,000          37,660

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value is the book value of cash and interest bearing cash deposits. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of Federal Home Loan Bank of Seattle and Federal Reserve Bank stock is the book value, due to the stocks being restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made.

Financial Liabilities - The estimated fair value of demand and savings deposits is the book value since rates are periodically adjusted to market rates. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the Federal Home Loan Bank of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so book value approximates fair value. The subordinated debentures' fair value is based on quoted market prices or comparison pricing to a similar product issued at year-end.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. CONTINGENCIES AND COMMITMENTS

The company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2004, 2003, and 2002 was approximately $1,151,000 $1,025,000, and $926,000, respectively. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows (Dollars in thousands):

                                                Capital        Operating
        Years ended December 31,                Leases           Leases         Total
---------------------------------------         -------        ---------        -----
2005                                            $    81          1,171          1,252
2006                                                 83          1,050          1,133
2007                                                 84            861            945
2008                                                 87            770            857
2009                                                 89            685            774
Thereafter                                        1,258          2,950          4,208
                                                -------          -----          -----
Total minimum lease payments                    $ 1,682          7,487          9,169
                                                                 =====          =====

Less:  Amounts representing interest                978
                                                -------
Present Value of minimum lease payments             704
Less:  Current portion of
    obligations under capital leases                  3
                                                -------
Long-term portion of
    obligations under capital leases                701
                                                =======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

20. ACQUISITIONS

On June 4, 2004, the Company completed the acquisition of the AmericanWest Bancorp.'s branch office in Ione, Washington. The branch had approximately $15 million in deposits, and became a branch of Mountain West Bank, the Company's Idaho banking subsidiary. In consideration for the assumption of liabilities, the Company received $14.5 million in cash. A portion of the purchase price was allocated to core deposit intangible of $148 thousand and goodwill of $425 thousand.

On July 15, 2003, the Company completed the acquisition of Pend Oreille Bancorp, and its subsidiary Pend Oreille Bank which operates from two locations in Sandpoint, Idaho and one location in Newport, Washington. The locations became additional branches of Mountain West Bank. The bank has approximately $66 million in total assets with deposits of $59 million and gross loans of $50 million. The Company paid $10.4 million and recorded $286 thousand in core deposit intangible and $3.8 million in goodwill.

The two acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded by the Company at their respective fair values at the date of the acquisition and the results of operations have been included with those of the Company since the date of acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, was recorded as goodwill.

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

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company, non-bank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 2004, 2003, and 2002.

           (Dollars in thousands)
                                                      First             Mountain
                  2004                    Glacier    Security  Western    West    Big Sky   Valley  Whitefish   Other   Consolidated
                                         ---------   --------  -------  -------- --------  -------  ---------  -------  ------------
Net interest income....................  $  24,541    24,372    15,663   22,552    9,361     8,959    6,393     (4,448)    107,393
Provision for loan losses..............     (1,075)     (600)        -   (1,320)    (510)     (440)    (250)         -      (4,195)
                                         ---------   -------   -------  -------  -------   -------  -------    -------   ---------
Net interest income after
  provision for loan losses............     23,466    23,772    15,663   21,232    8,851     8,519    6,143     (4,448)    103,198
Noninterest income.....................      8,652     3,684     3,583   12,315    2,249     2,940    1,419       (277)     34,565
Core deposit amortization..............       (276)     (216)     (279)    (210)     (33)      (60)       -          -      (1,074)
Other noninterest expense..............    (14,980)  (10,184)   (9,016) (21,290)  (5,190)   (6,020)  (3,280)    (1,099)    (71,059)
                                         ---------   -------   -------  -------  -------   -------  -------    -------   ---------
Income before income taxes ............     16,862    17,056     9,951   12,047    5,877     5,379    4,282     (5,824)     65,630
Income tax (expense) benefit...........     (5,704)   (5,572)   (3,039)  (3,769)  (2,157)   (1,632)  (1,457)     2,316     (21,014)
                                         ---------   -------   -------  -------  -------   -------  -------    -------   ---------
Net income.............................  $  11,158    11,484     6,912    8,278    3,720     3,747    2,825     (3,508)     44,616
                                         =========   =======   =======  =======  =======   =======  =======    =======   =========
Assets.................................  $ 646,523   626,341   446,502  629,205  241,056   241,518  169,411     10,181   3,010,737
Net loans..............................    398,187   326,826   210,181  382,819  161,761   119,626  102,746       (341)  1,701,805
Goodwill...............................      4,084     4,657     3,848   21,005    1,752     1,770      260          -      37,376
Deposits...............................    393,655   359,918   207,711  431,662  132,853   146,660   98,605    (41,356)  1,729,708
Stockholders' equity...................     64,207    56,004    49,095   67,002   20,567    20,052   13,839    (20,582)    270,184

           (Dollars in thousands)
                                                      First             Mountain
                  2003                    Glacier    Security  Western    West    Big Sky   Valley  Whitefish   Other   Consolidated
                                         ---------   --------  -------  -------- --------  -------  ---------  -------  ------------
Net interest income....................  $  22,565     22,246   13,670   17,061    7,264     7,845     5,194    (3,493)     92,352
Provision for loan losses..............       (375)    (1,250)       -   (1,124)    (250)     (630)     (180)        -      (3,809)
                                         ---------    -------  -------  -------  -------   -------   -------    ------   ---------
Net interest income after
  provision for loan losses............     22,190     20,996   13,670   15,937    7,014     7,215     5,014    (3,493)     88,543
Noninterest income.....................      8,184      4,392    4,043   10,206    1,729     3,730     1,273         5      33,562
Core deposit amortization..............       (304)      (270)    (348)    (205)     (41)      (75)        -         -      (1,243)
Other noninterest expense..............    (14,283)    (9,766)  (8,661) (17,958)  (4,141)   (5,471)   (3,071)   (1,350)    (64,701)
                                         ---------    -------  -------  -------  -------   -------   -------    ------   ---------
Income before income taxes.............     15,787     15,352    8,704    7,980    4,561     5,399     3,216    (4,838)     56,161
Income tax (expense) benefit...........     (5,437)    (5,288)  (2,604)  (2,216)  (1,730)   (1,754)   (1,054)    1,930     (18,153)
                                         ---------    -------  -------  -------  -------   -------   -------    ------   ---------
Net income.............................  $  10,350     10,064    6,100    5,764    2,831     3,645     2,162    (2,908)     38,008
                                         =========    =======  =======  =======  =======   =======   =======    ======   =========
Assets.................................  $ 595,778    578,803  446,405  547,035  209,342   219,105   149,531    (6,366)  2,739,633
Net loans..............................    330,012    295,195  196,732  313,021  125,664    97,292    72,800      (351)  1,430,365
Goodwill...............................      4,084      4,657    3,848   20,580    1,752     1,770       260         -      36,951
Deposits...............................    358,600    340,650  219,950  372,936  115,496   134,405    68,124   (12,536)  1,597,625
Stockholders' equity...................     58,703     49,334   47,242   61,031   17,882    18,176    12,126   (26,655)    237,839

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

               (Dollars in thousands)
                                                        First           Mountain
                  2003                    Glacier    Security  Western    West    Big Sky   Valley  Whitefish   Other   Consolidated
                                         ---------   --------  -------  -------  --------  -------  ---------  -------  ------------
Net interest income....................  $  22,787     20,596   13,699   13,629     6,860    7,522     4,901    (3,527)     86,467
Provision for loan losses..............     (1,080)    (1,800)    (325)    (695)     (330)  (1,335)     (180)        -      (5,745)
                                         ---------    -------  -------  -------   -------  -------   -------    ------   ---------
Net interest income after
  provision for loan losses............     21,707     18,796   13,374   12,934     6,530    6,187     4,721    (3,527)     80,722
Noninterest income.....................      7,554      3,880    2,782    6,392     1,591    2,641     1,096       (19)     25,917
Core deposit amortization..............       (332)      (325)    (419)    (224)      (49)     (90)        -         -      (1,439)
Other noninterest expense..............    (12,913)    (9,192)  (7,832) (13,439)   (3,618)  (5,371)   (2,634)   (1,375)    (56,374)
                                         ---------    -------  -------  -------   -------  -------   -------    ------   ---------
Income before income taxes.............     16,016     13,159    7,905    5,663     4,454    3,367     3,183    (4,921)     48,826
Income tax (expense) benefit...........     (5,763)    (4,761)  (2,432)  (1,633)   (1,705)  (1,053)   (1,040)    1,963     (16,424)
                                         ---------    -------  -------  -------   -------  -------   -------    ------   ---------
Net income.............................  $  10,253      8,398    5,473    4,030     2,749    2,314     2,143    (2,958)     32,402
                                         =========    =======  =======  =======   =======  =======   =======    ======   =========
Assets.................................  $ 490,999    487,699  405,282  396,777   179,543  190,536   129,255     1,253   2,281,344
Net loans..............................    319,906    300,481  188,793  214,453   111,378   97,937    68,066      (361)  1,300,653
Goodwill...............................      4,084      4,657    3,848   16,818     1,752    1,770       260         -      33,189
Deposits...............................    327,018    352,805  226,482  275,809    95,897  126,418    67,810   (12,316)  1,459,923
Stockholders' equity...................     53,492     44,678   46,647   44,429    16,439   17,038    11,078   (21,552)    212,249

22. SUBSEQUENT EVENTS

On November 22, 2004, the Company entered into a merger agreement to acquire First National Banks - West Co. in an all cash transaction of $40.7 million. The merger was completed on February 28, 2005 and is being accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank are recorded by the Company at their respective fair values at the date of the acquisition. The results of operations after February 28, 2005 will be included with those of the Company. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

In addition to the completed acquisition, the Company has entered into a merger agreement to acquire Citizens Bank Holding Company in Pocatello, Idaho, which is expected to be completed by the end of the first quarter of 2005. The Company has also entered into an agreement to acquire Zions First National Bank's office in Bonners Ferry, Idaho, which is expected to be completed by the end of May 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. DISCLOSURE OF CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with U.S. generally accepted accounting principles. Glacier's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self monitoring mechanisms and actions taken to correct deficiencies as they are identified.

There are inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that Glacier Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with U.S. generally accepted accounting principles generally accepted in the Unites States.

The registered public accounting firm that audited the financial statements, KPMG LLP, included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

ITEM 9 B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Business of the Meeting - Election of Directors - Information with Respect to Nominees and Other Directors - Background of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2005 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16 (a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

Information regarding the Company's audit committee financial expert is set forth under the heading "Meetings and Committees of

Board of Directors-Committee Membership" in our Proxy Statement and is incorporated by reference.

On February 25, 2004, consistent with the requirements of Sarbanes-Oxley, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics was filed as
Exhibit 99 to our 2003 Annual Report and can be accessed electronically by visiting the Company's website at www.glacierbancorp.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding "Executive Compensation" is set forth under the headings "Meetings and Committees of the Board of Directors - Compensation of Directors" and "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Information with Respect to Nominees and Other Directors," "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" and "Beneficial Owners" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding "Certain Relationships and Related Transactions" is set forth under the heading "Transactions with Management" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding "Principal Accounting Fees and Services" is set forth under the heading "Auditors" of the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(1)   The following exhibits are included as part of this Form 10-K:

EXHIBIT NO.                         EXHIBIT
-----------                         -------
  3(a)           Amended and Restated Certificate of Incorporation (1)

  3(b)           Amended and Restated Bylaws (2)

  10(a)          1989 Incentive Stock Option Plan (3)

  10(b)          Employment Agreement dated January 1, 2005 between the Company, Glacier
                 Bancorp, Inc. and Michael J. Blodnick

  10(c)          Employment Agreement dated January 1, 2005 between the Company, Glacier Bancorp,
                 Inc. and James H. Strosahl

  10(d)          Employment  Agreement  dated  January 1, 2005  between  First  Security Bank of Missoula and William L. Bouchee

  10(e)          1994 Director Stock Option Plan and related agreements (4)

  10(f)          1995 Employee Stock Option Plan and related agreements (4)

  10(g)          Deferred Compensation Plan effective January 1, 2005

  10(h)          Supplemental Executive Retirement Agreement

  10(i)          Employment  agreement  dated  January 1, 2005,  between  Mountain  West Bank and Jon
                 W. Hippler

  14             Code of Ethics (5)

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

  (1) Incorporated by reference to exhibit 3.i.1 and 3.i.2 included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2004.

  (2) Incorporated by reference to Exhibit 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2004.

  (3) Incorporated by reference to exhibit 10 (a) included in the Company's Registration Statement on Form S-4 (No. 33-37025), declared effective on October 4, 1990.

  (4) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 333-105995).

  (5) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

  (6)            Exhibit intentionally omitted.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

                                              GLACIER BANCORP, INC.

                                              By: /s/ Michael J. Blodnick
                                              ----------------------------------
                                              Michael J. Blodnick
                                              President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2005, by the following persons in the capacities indicated.

/s/ Michael J. Blodnick                President, CEO, and Director
-----------------------
Michael J. Blodnick                    (Principal Executive Officer)

/s/James H. Strosahl                   Executive Vice President and CFO
--------------------
James H. Strosahl                       (Principal Financial/Accounting Officer)

Majority of the Board of Directors

/s/ John S. MacMillan                  Chairman
---------------------
John S. MacMillan

/s/ William L. Bouchee                 Director
----------------------
William L. Bouchee

/s/ James M. English                   Director
--------------------
James M. English

/s/ Allen Fetscher                     Director
------------------
Allen J. Fetscher

/s/ Fred J. Flanders                   Director
--------------------
Fred J. Flanders

/s/ Jon W. Hippler                     Director
------------------
Jon W. Hippler

/s/ L. Peter Larson                    Director
 ------------------
L. Peter Larson

/s/ Everit A. Sliter                   Director
--------------------
Everit A. Sliter