Form 10-Q
period 2005-03-31
GLACIER BANCORP INC
filed 2005-05-10
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________  to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

MONTANA                                                    81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

49 Commons Loop, Kalispell, Montana                          59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares of Registrant's common stock outstanding on April 29, 2005 was 31,223,730. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                          Page #
                                                                                          ------
PART I.         FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition -
                  March 31, 2005, December 31, 2004 and March 31, 2004 (unaudited)......     3

                  Condensed Consolidated Statements of Operations  -
                  Three months ended March 31, 2005 and 2004 (unaudited)................     4

                  Condensed Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income - Year ended December 31, 2004 and three
                  months ended March 31, 2005 (unaudited)...............................     5

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2005 and 2004 (unaudited)................     6

                  Notes to Condensed Consolidated Financial Statements (unaudited)......     7

         Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.....................    19

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk.............    25

         Item 4 - Controls and Procedures...............................................    25

PART II.        OTHER INFORMATION.......................................................    25

         Item 1 - Legal Proceedings.....................................................    25

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........    25

         Item 3 - Defaults Upon Senior Securities.......................................    25

         Item 4 -  Submission of Matters to a Vote of Security Holders..................    26

         Item 5 - Other Information.....................................................    26

         Item 6 - Exhibits..............................................................    26

         Signatures.....................................................................    26

                         GLACIER BANCORP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------  ------------  ------------  ------------
         (UNAUDITED - dollars in thousands, except per share data)            MARCH 31,   December 31,    March 31,
--------------------------------------------------------------------------      2005          2004          2004
                                                                            ------------  ------------  ------------
ASSETS:
    Cash on hand and in banks ............................................  $     82,600        79,300        53,213
    Fed funds sold .......................................................        14,751            --            --
    Interest bearing cash deposits .......................................         8,208        13,007        27,432
                                                                            ------------  ------------  ------------
       Cash and cash equivalents .........................................       105,559        92,307        80,645

    Investment securities, available-for-sale ............................     1,148,153     1,085,626     1,157,527
    Loans receivable, net ................................................     1,860,295     1,687,329     1,449,535
    Loans held for sale ..................................................        19,637        14,476        16,609
    Premises and equipment, net ..........................................        63,720        55,732        52,936
    Real estate and other assets owned, net ..............................         2,003         2,016           516
    Accrued interest receivable ..........................................        16,151        15,637        14,187
    Core deposit intangible, net .........................................         7,102         4,939         5,571
    Goodwill .............................................................        60,189        37,376        36,951
    Other assets .........................................................        23,631        15,299        14,564
                                                                            ------------  ------------  ------------
                                                                            $  3,306,440     3,010,737     2,829,041
                                                                            ============  ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Non-interest bearing deposits ........................................  $    528,038       460,059       366,277
    Interest bearing deposits ............................................     1,448,643     1,269,649     1,225,169
    Advances from Federal Home Loan Bank of Seattle ......................       858,961       818,933       801,679
    Securities sold under agreements to repurchase .......................        79,148        76,158        63,453
    Other borrowed funds .................................................         5,834         5,057         5,122
    Accrued interest payable .............................................         6,048         4,864         5,080
    Deferred tax liability ...............................................         4,782         8,392        10,983
    Subordinated debentures ..............................................        80,000        80,000        80,000
    Other liabilities ....................................................        21,537        17,441        18,377
                                                                            ------------  ------------  ------------
       Total liabilities .................................................     3,032,991     2,740,553     2,576,140
                                                                            ------------  ------------  ------------
    Preferred shares, 1,000,000 shares authorized. None outstanding ......            --            --            --
    Common stock, $.01 par value per share.  62,500,000 shares authorized            309           307           306
    Paid-in capital ......................................................       229,496       227,552       225,536
    Retained earnings - substantially restricted .........................        43,467        36,391        14,888
    Accumulated other comprehensive income ...............................           177         5,934        12,171
                                                                            ------------  ------------  ------------
       Total stockholders' equity ........................................       273,449       270,184       252,901
                                                                            ------------  ------------  ------------
                                                                            $  3,306,440     3,010,737     2,829,041
                                                                            ============  ============  ============
    Number of shares outstanding .........................................    30,853,644    30,686,763    30,563,383
    Book value per share .................................................  $       8.86          8.80          8.27

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------  ----------------------------
(UNAUDITED - dollars in thousands, except per share data)       THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------  ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
INTEREST INCOME:
    Real estate loans ........................................  $      6,615           5,281
    Commercial loans .........................................        16,524          13,223
    Consumer and other loans .................................         5,730           4,836
    Investment securities and other ..........................        11,638          12,125
                                                                ------------    ------------
          Total interest income ..............................        40,507          35,465
                                                                ------------    ------------
INTEREST EXPENSE:
    Deposits .................................................         4,069           3,483
    Federal Home Loan Bank of Seattle advances ...............         5,243           4,445
    Securities sold under agreements to repurchase ...........           398             157
    Subordinated debentures ..................................         1,555             962
    Other borrowed funds .....................................           786              29
                                                                ------------    ------------
          Total interest expense .............................        12,051           9,076
                                                                ------------    ------------
NET INTEREST INCOME ..........................................        28,456          26,389
    Provision for loan losses ................................         1,490             830
                                                                ------------    ------------
         Net interest income after provision for loan losses..        26,966          25,559
                                                                ------------    ------------
NON-INTEREST INCOME:
    Service charges and other fees ...........................         5,204           4,073
    Miscellaneous loan fees and charges ......................         1,278           1,019
    Gains on sale of loans ...................................         2,092           1,771
    Loss on sale of investments ..............................           (30)             --
    Other income .............................................           564             548
                                                                ------------    ------------
         Total non-interest income ...........................         9,108           7,411
                                                                ------------    ------------
NON-INTEREST EXPENSE:
    Compensation, employee benefits
           and related expenses ..............................        10,944           9,806
    Occupancy and equipment expense ..........................         2,855           2,631
    Outsourced data processing expense .......................           232             413
    Core deposit intangibles amortization ....................           283             294
    Other expenses ...........................................         4,760           4,282
                                                                ------------    ------------
         Total non-interest expense ..........................        19,074          17,426
                                                                ------------    ------------
EARNINGS BEFORE INCOME TAXES .................................        17,000          15,544
    Federal and state income tax expense .....................         5,480           4,934
                                                                ------------    ------------
NET EARNINGS .................................................  $     11,520          10,610
                                                                ============    ============
Basic earnings per share .....................................  $       0.37            0.35
Diluted earnings per share ...................................  $       0.37            0.34
Dividends declared per share .................................  $       0.14            0.13
Return on average assets (annualized) ........................          1.50%           1.55%
Return on average equity (annualized) ........................         17.06%          17.28%
Average outstanding shares - basic ...........................    30,764,368      30,433,091
Average outstanding shares - diluted .........................    31,305,788      30,960,836

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
       Year ended December 31, 2004 and Three months ended March 31, 2005

                                                                                                          Retained     Accumulated
                                                                  Common Stock                            earnings     other comp-
---------------------------------------------------------  ---------------------------     Paid-in      substantially   rehensive
(UNAUDITED - dollars in thousands, except per share data)     Shares         Amount        capital       restricted       income
---------------------------------------------------------  ------------   ------------   ------------   -------------  ------------
Balance at December 31, 2003  ...........................    30,254,173   $        303        222,527          8,393          6,616

Comprehensive income:
     Net earnings .......................................            --             --             --         44,616             --
     Unrealized loss on securities, net of
       reclassification adjustment ......................            --             --             --             --           (682)

Total comprehensive income ..............................

Cash dividends declared ($.54 per share) ................            --             --             --        (16,618)            --
Stock options exercised .................................       521,653              5          5,434             --             --
Repurchase and retirement of stock ......................       (89,063)            (1)        (1,804)            --             --
Acquisition of fractional shares ........................            --             --             (9)            --             --
Tax benefit from stock related compensation .............            --             --          1,404             --             --
                                                           ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004 ............................    30,686,763   $        307        227,552         36,391          5,934

Comprehensive income:
     Net earnings .......................................            --             --             --         11,520             --
     Unrealized loss on securities, net of
       reclassification adjustment and taxes.............            --             --             --             --         (5,757)

Total comprehensive income...............................

Cash dividends declared ($.14 per share) ................            --             --             --         (4,444)            --
Stock options exercised .................................       166,881              2          1,944             --             --
                                                           ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005 ...............................    30,853,644   $        309        229,496         43,467            177
                                                           ============   ============   ============   ============   ============

                                                               Total
                                                               stock-
---------------------------------------------------------     holders'
(UNAUDITED - dollars in thousands, except per share data)      equity
---------------------------------------------------------  ------------
Balance at December 31, 2003  ...........................       237,839

Comprehensive income:
     Net earnings .......................................        44,616
     Unrealized loss on securities, net of
       reclassification adjustment ......................          (682)
                                                           ------------
Total comprehensive income ..............................        43,934
                                                           ------------
Cash dividends declared ($.54 per share) ................       (16,618)
Stock options exercised .................................         5,439
Repurchase and retirement of stock ......................        (1,805)
Acquisition of fractional shares ........................            (9)
Tax benefit from stock related compensation .............         1,404
                                                           ------------
Balance at December 31, 2004 ............................       270,184

Comprehensive income:
     Net earnings .......................................        11,520
     Unrealized loss on securities, net of
       reclassification adjustment and taxes.............        (5,757)
                                                           ------------
Total comprehensive income...............................         5,763
                                                           ------------
Cash dividends declared ($.14 per share) ................        (4,444)
Stock options exercised .................................         1,946
                                                           ------------
Balance at March 31, 2005 ...............................       273,449
                                                           ============

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------  ----------------------------
             (UNAUDITED - dollars in thousands)                          THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------  ----------------------------
                                                                             2005           2004
                                                                         -------------  -------------
OPERATING ACTIVITIES :
      Net cash provided by operating activities .......................  $      9,034         20,178
                                                                         ------------   ------------
INVESTING ACTIVITIES:
      Proceeds from sales, maturities and prepayments of
          investments available-for-sale ..............................       153,703         57,513
      Purchases of investments available-for-sale .....................      (103,175)      (110,191)
      Principal collected on installment and commercial loans .........       142,784        138,037
      Installment and commercial loans originated or acquired .........      (212,076)      (175,943)
      Principal collections on mortgage loans .........................        80,378         57,666
      Mortgage loans originated or acquired ...........................       (97,864)       (56,735)
      Net purchase of FHLB and FRB stock ..............................           (14)          (886)
      Acquisition of First National Bank - West .......................       (18,139)            --
      Net addition of premises and equipment ..........................        (4,899)          (826)
                                                                         ------------   ------------
           NET CASH USED IN INVESTING ACTIVITIES ......................       (59,302)       (91,365)
                                                                         ------------   ------------
FINANCING ACTIVITIES:
      Net increase (decrease) in deposits .............................        22,223         (6,179)
      Net increase in FHLB advances and other borrowed funds ..........        40,805         21,489
      Net increase in securities sold under repurchase agreements .....         2,990          6,485
      Proceeds from issuance of subordinated debentures ...............            --         45,000
      Cash dividends paid .............................................        (4,444)        (4,115)
      Proceeds from exercise of stock options and other stock issued ..         1,946          3,012
                                                                         ------------   ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ...................        63,520         65,692
                                                                         ------------   ------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........        13,252         (5,495)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        92,307         86,140
                                                                         ------------   ------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................  $    105,559         80,645
                                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:          Interest ..............  $     11,098          8,349
                                                Income taxes ..........  $         --            100

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2005, December 31, 2004, and March 31, 2004, stockholders' equity for the three months ended March 31, 2005 and the year ended December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.

      The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2)    Organizational Structure

      The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for eight wholly owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and Glacier Bank of Whitefish ("Whitefish"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, and First National Bank - West ("First National") located in Wyoming. In addition, the Company formed two subsidiaries, Glacier Capital Trust I ("Glacier Trust I"), and Glacier Capital Trust II ("Glacier Trust II"), for the purpose of issuing trust preferred securities. The Company does not have any off-balance sheet entities.

      The following abbreviated organizational chart illustrates the various relationships:

                                             ------------------------------
                                                  Glacier Bancorp, Inc.
                                                (Parent Holding Company)
                                             ------------------------------
                                                          |
-----------------------------------------------------------------------------------------------------------------------
     Glacier Bank                 Mountain West Bank      |      First Security Bank           Western Security Bank
  (Commercial bank)                (Commercial bank)      |          of Missoula                 (Commercial bank)
                                                          |       (Commercial bank)
--------------------------        -----------------       |     ---------------------           ---------------------
                                                          |
-----------------------------------------------------------------------------------------------------------------------
 First National Bank - West            Big Sky            |          Valley Bank                     Glacier Bank
     (Commercial bank)              Western Bank          |           of Helena                      of Whitefish
                                 (Commercial bank)        |       (Commercial bank)               (Commercial bank)
---------------------------      -----------------        |     ---------------------           ---------------------
                                                          |
                            -----------------------------------------------------------
                                   Glacier Capital                 Glacier Capital
                                      Trust I                          Trust II
                            ------------------------           ------------------------

3)    Ratios

      Returns on average assets and average equity were calculated based on daily averages.

4)    Dividends Declared

      On April 26, 2005, the Board of Directors declared a five-for-four stock split payable May 26, 2005 to shareholders of record on May 10, 2005, and all share and per share amounts have been restated to reflect the effects of the stock split. On March 11, 2005, the Board of Directors declared a $.14 per share quarterly cash dividend payable on April 21, 2005 to stockholders of record on April 12, 2005.

5)    Computation of Earnings Per Share

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if dilutive outstanding stock options were exercised, using the treasury stock method.

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                  Three           Three
                                               months ended    months ended
                                              March 31, 2005  March 31, 2004
                                              --------------  --------------
      Net earnings available to common
         stockholders ......................   $ 11,520,000      10,610,000

      Average outstanding shares - basic ...     30,764,368      30,433,091
      Add: Dilutive stock options ..........        541,420         527,745
                                               ------------    ------------
      Average outstanding shares - diluted..     31,305,788      30,960,836
                                               ============    ============


      Basic earnings per share .............   $       0.37            0.35
                                               ============    ============

      Diluted earnings per share ...........   $       0.37            0.34
                                               ============    ============

      There were approximately 591,250 and 0 shares excluded from the diluted share calculation as of March 31, 2005, and 2004, respectively, due to the option exercise price exceeding the market price.

6)    Stock Based Compensation

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

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2005              2004
                                                   ----------        ----------
Net earnings (in thousands):   As reported          $ 11,520            10,610
                               Compensation cost        (207)             (123)
                                                    --------          --------
                               Pro forma              11,313            10,487
                                                    ========          ========

Basic earnings per share:      As reported              0.37              0.35
                               Compensation cost          --             (0.01)
                                                    --------          --------
                               Pro forma                0.37              0.34
                                                    ========          ========

Diluted earnings per share:    As reported              0.37              0.34
                               Compensation cost       (0.01)               --
                                                    --------          --------
                               Pro forma                0.36              0.34
                                                    ========          ========

      In December, 2004, FASB Statement 123R was issued, which supersedes and replaces FASB Statement 123. FASB 123R requires recognition of compensation cost related to share-based payment plans to be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The Company will adopt the statement at the earliest required adoption date.

7)    Investments

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available for sale, is as follows:

                        INVESTMENTS AS OF MARCH 31, 2005

---------------------------------------------
          (Dollars in thousands)                                                                          Estimated
---------------------------------------------    Weighted     Amortized         Gross Unrealized            Fair
U.S. GOVERNMENT AND FEDERAL AGENCIES:             Yield         Cost          Gains          Losses         Value
                                                ----------    ----------    ----------     ----------     ----------
  maturing within one year ..................        2.51%         7,028            --             (2)         7,026
  maturing five years through ten years .....        5.03%           362             5             --            367
  maturing after ten years ..................        3.33%           449             2             (1)           450
                                                              ----------    ----------     ----------     ----------
                                                     2.67%         7,839             7             (3)         7,843
                                                              ----------    ----------     ----------     ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................        4.22%         1,163             5             --          1,168
  maturing one year through five years ......        4.61%         2,890            50             (6)         2,934
  maturing five years through ten years .....        4.66%         8,047           328            (11)         8,364
  maturing after ten years ..................        5.09%       290,963        10,245         (1,261)       299,947
                                                              ----------    ----------     ----------     ----------
                                                     5.07%       303,063        10,628         (1,278)       312,413
                                                              ----------    ----------     ----------     ----------

MORTGAGE-BACKED SECURITIES ..................        4.69%        85,645           679         (1,165)        85,159

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....        4.14%       693,624           598         (9,023)       685,199

FHLMC AND FNMA STOCK ........................        5.74%         7,593            --           (152)         7,441

FHLB AND FRB STOCK, AT COST .................        2.15%        50,098            --             --         50,098
                                                              ----------    ----------     ----------     ----------
     TOTAL INVESTMENTS ......................        4.34%    $1,147,862        11,912        (11,621)     1,148,153
                                                              ==========    ==========     ==========     ==========

                       INVESTMENTS AS OF DECEMBER 31, 2004

---------------------------------------------                                                             Estimated
          (Dollars in thousands)                 Weighted     Amortized          Gross Unrealized           Fair
---------------------------------------------     Yield         Cost           Gains         Losses         Value
                                                ----------    ----------    ----------     ----------     ----------
  maturing within one year ..................        1.29%    $      251            --             --            251
  maturing five years through ten years .....        4.62%           350             6             --            356
  maturing after ten years ..................        3.08%           481             2             (1)           482
                                                              ----------    ----------     ----------     ----------
                                                     3.16%         1,082             8             (1)         1,089
                                                              ----------    ----------     ----------     ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................        5.30%           518             8             --            526
  maturing one year through five years ......        5.37%         1,205            64             --          1,269
  maturing five years through ten years .....        4.69%         6,514           324             --          6,838
  maturing after ten years ..................        5.13%       292,102        12,971         (1,098)       303,975
                                                              ----------    ----------     ----------     ----------
                                                     5.12%       300,339        13,367         (1,098)       312,608
                                                              ----------    ----------     ----------     ----------
MORTGAGE-BACKED SECURITIES ..................        4.99%        56,629           919           (503)        57,045

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....        3.77%       660,389         1,624         (4,469)       657,544

FHLMC AND FNMA STOCK ........................        5.74%         7,593            --            (56)         7,537

FHLB AND FRB STOCK, AT COST .................        3.22%        49,803            --             --         49,803
                                                              ----------    ----------     ----------     ----------
     TOTAL INVESTMENTS ......................        4.20%    $1,075,835        15,918         (6,127)     1,085,626
                                                              ==========    ==========     ==========     ==========

      Interest income includes tax-exempt interest for the three months ended March 31, 2005 and 2004 of $3,467,000 and $3,465,000, respectively.

      Gross proceeds from sales of investment securities for the three months ended March 31, 2005 and 2004 were $98,929,000 and $0 respectively, resulting in gross gains of approximately $421,000 and $0 and gross losses of approximately $451,000 and $0, respectively. The cost of any investment sold is determined by specific identification.

8)    Loans

      The following table summarizes the Company's loan portfolio:

           TYPE OF LOAN                             At                            At                            At
      (Dollars in Thousands)                    3/31/2005                    12/31/2004                     3/31/2004
                                       ----------------------------  ----------------------------  ----------------------------
                                          Amount         Percent        Amount        Percent         Amount        Percent
                                       -------------  -------------  -------------  -------------  -------------  -------------
Real Estate Loans:
     Residential first mortgage loans  $    417,906           22.2%  $    382,750           22.5%  $    303,918           20.7%
     Loans held for sale ............        19,637            1.1%        14,476            0.9%        16,609            1.1%
                                       ------------   ------------   ------------   ------------   ------------   ------------
         Total ......................       437,543           23.3%       397,226           23.4%       320,527           21.8%

Commercial Loans:
     Real estate ....................       560,645           29.8%       526,455           30.9%       497,059           33.9%
     Other commercial loans .........       530,588           28.2%       466,582           27.4%       378,133           25.8%
                                       ------------   ------------   ------------   ------------   ------------   ------------
         Total ......................     1,091,233           58.0%       993,037           58.3%       875,192           59.7%

Consumer and Other Loans:
     Consumer loans .................       129,200            6.9%        95,663            5.6%        94,310            6.4%
     Home equity loans ..............       258,797           13.8%       248,684           14.6%       206,608           14.1%
                                       ------------   ------------   ------------   ------------   ------------   ------------
         Total ......................       387,997           20.7%       344,347           20.2%       300,918           20.5%
     Net deferred loan fees, premiums
          and discounts .............        (7,040)         -0.4%         (6,313)         -0.3%         (5,924)         -0.3%
     Allowance for Losses ...........       (29,801)         -1.6%        (26,492)         -1.6%        (24,569)         -1.7%
                                       ------------   ------------   ------------   ------------   ------------   ------------
Net Loans ...........................  $  1,879,932          100.0%  $  1,701,805          100.0%  $  1,466,144          100.0%
                                       ============   ============   ============   ============   ============   ============

      The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in Thousands)                             At            At              At
                                               3/31/2005     12/31/2004      3/31/2004
                                             ------------   ------------   ------------
Non-accrual loans:
    Real estate loans ....................   $         25            847          1,191
    Commercial loans .....................          5,679          4,792          8,287
    Consumer and other loans .............            342            311            409
                                             ------------   ------------   ------------
      Total ..............................   $      6,046          5,950          9,887
Accruing Loans 90 days or more overdue:
    Real estate loans ....................            110            179            249
    Commercial loans .....................            792          1,067            701
    Consumer and other loans .............            215            396            288
                                             ------------   ------------   ------------
      Total ..............................   $      1,117          1,642          1,238

Real estate and other assets owned, net             2,003          2,016            516
                                             ------------   ------------   ------------
Total non-performing assets ..............   $      9,166          9,608         11,641
                                             ============   ============   ============
  As a percentage of total assets ........           0.27%          0.32%          0.42%

Interest Income (1) ......................   $         97            372            154

----------
(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004, if such loans had been current for the entire period.

      The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS                    Three months ended     Year ended      Three months ended
                                               March 31,         December 31,          March 31,
    (Dollars in Thousands) ..............        2005                2004                2004
                                             ------------        ------------        ------------
 Balance at beginning of period .........    $     26,492              23,990              23,990
  Charge offs:
   Real estate loans ....................             (31)               (419)               (137)
   Commercial loans .....................            (255)             (1,150)               (140)
   Consumer and other loans .............            (115)               (776)               (166)
                                             ------------        ------------        ------------
    Total charge offs ...................    $       (401)             (2,345)               (443)
                                             ------------        ------------        ------------

  Recoveries:
   Real estate loans ....................              56                 171                  42
   Commercial loans .....................              60                 120                  24
   Consumer and other loans .............              72                 361                 126
                                             ------------        ------------        ------------
    Total recoveries ....................    $        188                 652                 192
                                             ------------        ------------        ------------

  Chargeoffs, net of recoveries .........            (213)             (1,693)               (251)
  Acquisition (1) .......................           2,032                  --                  --
  Provision .............................           1,490               4,195                 830
                                             ------------        ------------        ------------
 Balance at end of period ...............    $     29,801              26,492              24,569
                                             ============        ============        ============
 Ratio of net charge offs to average
    loans outstanding during the period..            0.01%               0.10%               0.02%

----------
(1)   Acquisition of First National Bank-West

      The following table summarizes the allocation of the allowance for loan losses:

                                   March 31, 2005             December 31, 2004            March 31, 2004
                            --------------------------   --------------------------   --------------------------
                                             Percent                      Percent                     Percent
                                           of loans in                  of loans in                  of loans in
  (Dollars in thousands)      Allowance     category       Allowance     category      Allowance      category
--------------------------  ------------  ------------   ------------  ------------   ------------  ------------
Real estate loans ........  $      2,987          22.8%         2,693          22.9%         2,154          21.2%
Commercial real estate ...         9,699          29.3%         9,222          30.3%         7,650          33.3%
Other commercial .........        11,513          27.7%         9,836          26.9%        10,339          25.3%
Consumer and other loans..         5,602          20.2%         4,741          19.9%         4,426          20.2%
                            ------------  ------------   ------------  ------------   ------------  ------------
   Totals ................  $     29,801         100.0%        26,492         100.0%        24,569         100.0%
                            ============  ============   ============  ============   ============  ============

The Company acquired the following loans during 2005 for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

                 -------------------------------    March 31,
                      (Dollars in thousands)          2005
                 -------------------------------  ------------
                 Contractually required payments
                    receivable at acquisition:
                       Commercial Loans ........  $      1,842
                 Cash flows expected to be
                    collected at acquisition ...         1,668
                 Basis in acquired loans at
                    acquisition ................         1,200

9)    Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of March 31, 2005:

-----------------------------------------------  Core Deposit         Mortgage
            (Dollars in thousands)                Intangible     Servicing Rights (1)     Total
-----------------------------------------------  -------------   --------------------  ------------
    Gross carrying value ......................  $     12,716
    Accumulated Amortization ..................        (5,614)
                                                 ------------
    Net carrying value ........................  $      7,102              1,210             8,312
                                                 ============
WEIGHTED-AVERAGE AMORTIZATION PERIOD
    (Period in years) .........................          10.0                9.6               9.9

AGGREGATE AMORTIZATION EXPENSE
    For the three months ended March 31, 2005..  $        283                 67               350

ESTIMATED AMORTIZATION EXPENSE
    For the year ended December 31, 2005 ......  $      1,287                129             1,416
    For the year ended December 31, 2006 ......         1,248                 82             1,330
    For the year ended December 31, 2007 ......         1,183                 79             1,262
    For the year ended December 31, 2008 ......         1,126                 77             1,203
    For the year ended December 31, 2009 ......         1,030                 74             1,104

----------
(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

      On February 28, 2005, the Company acquired First National Bank-West in Evanston, Wyoming, which resulted in additional core deposit intangible of $2,446,000. The acquisition also resulted in additional goodwill of $22,813,000.

10)   Deposits

      The following table illustrates the amounts outstanding for deposits greater than $100,000 at March 31, 2005, according to the time remaining to maturity:

    ---------------------------   Certificates  Non-Maturity
       (Dollars in thousands)      of Deposit     Deposits        Totals
    ---------------------------   ------------  ------------  ------------
    Within three months .......   $     57,295       726,690       783,985
    Three to six months .......         33,967            --        33,967
    Seven to twelve months ....         21,729            --        21,729
    Over twelve months ........         31,352            --        31,352
                                  ------------  ------------  ------------
       Totals .................   $    144,343       726,690       871,033
                                  ============  ============  ============

11) Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle
      (FHLB) advances and repurchase agreements:

                                                As of and         As of and           As of and
                                              for the three         for the         for the three
(Dollars in thousands)                        months ended        year ended         months ended
                                             March 31, 2005    December 31, 2004    March 31, 2004
                                             --------------    -----------------    --------------
FHLB Advances:
  Amount outstanding at end of period....       $858,961            818,933            801,679
  Average balance .......................       $739,928            791,245            815,825
  Maximum outstanding at any month-end...       $858,961            862,136            830,855
  Weighted average interest rate ........           2.87%              2.34%              2.19%
Repurchase Agreements:
  Amount outstanding at end of period....       $ 79,148             76,158             63,453
  Average balance .......................       $ 80,970             69,480             63,271
  Maximum outstanding at any month-end...       $ 79,148             80,265             67,558
  Weighted average interest rate ........           2.06%              1.25%              1.00%

12) Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2005.

              CONSOLIDATED                    Tier 1 (Core)     Tier 2 (Total)      Leverage
        (Dollars in thousands)                   Capital           Capital           Capital
                                               -----------       -----------       -----------
GAAP Capital .............................     $   273,449           273,449           273,449
Less:  Goodwill and intangibles ..........         (67,291)          (67,291)          (67,291)
    Accumulated other comprehensive
        Unrealized gain on AFS securities             (177)             (177)             (177)
    Other adjustments ....................            (151)             (151)             (151)
Plus:  Allowance for loan losses .........              --            27,762                --
    Subordinated debentures ..............          80,000            80,000            80,000
                                               -----------       -----------       -----------
Regulatory capital computed ..............     $   285,830           313,592           285,830
                                               ===========       ===========       ===========
Risk weighted assets .....................     $ 2,220,982         2,220,982
                                               ===========       ===========
Total average assets .....................                                         $ 3,227,116
                                                                                   ===========
Capital as % of defined assets ...........           12.87%            14.12%             8.86%
Regulatory "well capitalized" requirement             6.00%            10.00%             5.00%
                                               -----------       -----------       -----------
Excess over "well capitalized" requirement            6.87%             4.12%             3.86%
                                               ===========       ===========       ===========

13) Comprehensive Earnings

      The Company's only component of other comprehensive earnings is the unrealized gains and losses on available-for-sale securities.

                                                                 For the three
                                                                      months
                                                                 ended March 31,
                                                             ----------------------
                    Dollars in thousands                       2005          2004
                                                             --------      --------
Net earnings ...........................................     $ 11,520        10,610
Unrealized holding (loss) gain arising during the period       (9,530)        9,169
Tax benefit (expense)  .................................        3,755        (3,614)
                                                             --------      --------
            Net after tax ..............................       (5,775)        5,555
Reclassification adjustment for losses
   included in net income ..............................           30            --
Tax benefit ............................................          (12)           --
                                                             --------      --------
            Net after tax ..............................           18            --
            Net unrealized (loss) gain on securities ...       (5,757)        5,555
                                                             --------      --------
                Total comprehensive earnings ...........     $  5,763        16,165
                                                             ========      ========

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

                                          Three months ended and as of March 31, 2005
                                   ---------------------------------------------------------
                                               Mountain      First                   First
     (Dollars in thousands)         Glacier      West      Security     Western    National
                                   ---------   ---------   ---------   ---------   ---------
Revenues from external customers   $  10,335      12,168       9,075       6,371       1,144
Intersegment revenues                    145          --           5          --          --
Expenses                              (7,741)     (9,572)     (6,413)     (4,871)       (883)
Intercompany eliminations                 --          --          --          --          --
                                   ---------   ---------   ---------   ---------   ---------
   Net income                      $   2,739       2,596       2,667       1,500         261
                                   =========   =========   =========   =========   =========
   Total Assets                    $ 685,498     659,006     617,048     443,633     272,335
                                   =========   =========   =========   =========   =========

                                                                                      Total
                                    Big Sky     Valley     Whitefish     Other     Consolidated
                                   ---------   ---------   ---------   ---------   ------------
Revenues from external customers       4,089       3,779       2,953        (299)      49,615
Intersegment revenues                     --          34          --      14,842       15,026
Expenses                              (3,004)     (2,844)     (1,999)       (768)     (38,095)
Intercompany eliminations                 --          --          --     (15,026)     (15,026)
                                   ---------   ---------   ---------   ---------   ----------
   Net income                          1,085         969         954      (1,251)      11,520
                                   =========   =========   =========   =========   ==========
   Total Assets                      257,217     241,496     162,727     (32,520)   3,306,440
                                   =========   =========   =========   =========   ==========

                                          Three months ended and as of March 31, 2004
                                   ---------------------------------------------------------
                                               Mountain      First                   Big
     (Dollars in thousands)         Glacier      West      Security     Western      Sky
                                   ---------   ---------   ---------   ---------   ---------
Revenues from external customers   $   9,335       9,224       8,820       6,344       3,412
Intersegment revenues                     68          --           4           2          --
Expenses                              (6,719)     (7,605)     (5,997)     (4,618)     (2,518)
Intercompany eliminations                 --          --          --          --          --
                                   ---------   ---------   ---------   ---------   ---------
   Net income                      $   2,684       1,619       2,827       1,728        894
                                   =========   =========   =========   =========   =========
   Total Assets                    $ 603,740     558,012     598,702     449,044     214,116
                                   =========   =========   =========   =========   =========

                                                                          Total
                                    Valley     Whitefish     Other     Consolidated
                                   ---------   ---------   ---------   ------------
Revenues from external customers       3,387       2,261          93         42,876
Intersegment revenues                     36          --      13,137         13,247
Expenses                              (2,525)     (1,602)       (682)       (32,266)
Intercompany eliminations                 --          --     (13,247)       (13,247)
                                   ---------   ---------   ---------   ------------
   Net income                            898         659        (699)        10,610
                                   =========   =========   =========   ============
   Total Assets                      220,461      155,173     29,793      2,829,041
                                   =========   =========   =========   ============

15) Rate/Volume Analysis

      Net interest income can be evaluated from the perspective of relative dollars of change in each period.

                                    Three Months Ended March 31,
(Dollars in Thousands)                     2005 vs. 2004
                                    Increase (Decrease) due to:
                                 ---------------------------------
INTEREST INCOME                  Volume        Rate           Net
                                 -------      -------      -------
Real Estate Loans ..........     $ 1,665         (331)       1,334
Commercial Loans ...........       2,661          640        3,301
Consumer and Other Loans ...       1,027         (133)         894
Investment Securities ......         (62)        (425)        (487)
                                 -------      -------      -------
      Total Interest Income        5,291         (249)       5,042

INTEREST EXPENSE

NOW Accounts ...............          17           20           37
Savings Accounts ...........          18           29           47
Money Market Accounts ......          93          361          454
Certificates of Deposit ....          15           33           48
FHLB Advances ..............        (413)       1,211          798
Other Borrowings and
  Repurchase Agreements ....       1,887         (296)       1,591
                                 -------      -------      -------
      Total Interest Expense       1,617        1,358        2,975
                                 -------      -------      -------
NET INTEREST INCOME ........     $ 3,674       (1,607)       2,067
                                 =======      =======      =======

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

AVERAGE BALANCE SHEET                     For the Three months ended 3-31-05  For the Three months ended 3-31-04
                                          ----------------------------------  ----------------------------------
(Dollars in Thousands)                                   Interest   Average                  Interest   Average
                                           Average         and      Yield/     Average         and      Yield/
ASSETS                                     Balance      Dividends    Rate      Balance      Dividends    Rate
                                          -----------   ---------   -------   -----------   ---------   -------
  Real Estate Loans                       $   410,478       6,615     6.45%   $   312,096       5,281     6.77%
  Commercial Loans                          1,032,198      16,524     6.49%       859,587      13,223     6.19%
  Consumer and Other Loans                    359,451       5,730     6.46%       296,506       4,836     6.56%
                                          -----------   ---------             -----------   ---------
    Total Loans                             1,802,127      28,869     6.50%     1,468,189      23,340     6.39%
  Tax -Exempt Investment Securities (1)       282,164       3,467     4.92%       281,218       3,465     4.93%
  Investment Securities                       827,503       8,171     3.95%       834,147       8,660     4.15%
                                          -----------   ---------             -----------   ---------
    Total Earning Assets                    2,911,794      40,507     5.56%     2,583,554      35,465     5.49%
                                                        ---------                           ---------
  Non-Earning Assets                          201,859                             178,411
                                          -----------                         -----------
    TOTAL ASSETS                          $ 3,113,653                         $ 2,761,965
                                          ===========                         ===========

LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW Accounts                            $   283,159         150     0.21%   $   246,298         113     0.18%
  Savings Accounts                            178,570         155     0.35%       152,943         108     0.28%
  Money Market Accounts                       431,992       1,310     1.23%       389,865         857     0.88%
  Certificates of Deposit                     435,033       2,454     2.29%       432,271       2,405     2.24%
  FHLB Advances                               739,928       5,243     2.87%       815,825       4,445     2.19%
  Repurchase Agreements
    and Other Borrowed Funds                  283,010       2,739     3.92%       106,994       1,148     4.31%
                                          -----------   ---------             -----------   ---------
    Total Interest Bearing Liabilities      2,351,692      12,051     2.08%     2,144,196       9,076     1.70%
                                                        ---------                           ---------
    Non-interest Bearing Deposits             459,311                             343,350
    Other Liabilities                          28,732                              27,464
                                          -----------                         -----------
    Total Liabilities                       2,839,735                           2,515,010
                                          -----------                         -----------

  Common Stock                                    308                                 305
  Paid-In Capital                             227,932                             223,680
  Retained Earnings                            39,948                              13,567
  Accumulated Other
    Comprehensive Earnings                      5,730                               9,403
                                          -----------                         -----------
    Total Stockholders' Equity                273,918                             246,955
                                          -----------                         -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                  $ 3,113,653                         $ 2,761,965
                                          ===========                         ===========

  Net Interest Income                                   $  28,456                           $  26,389
                                                        =========                           =========
  Net Interest Spread                                                 3.48%                               3.79%
  Net Interest Margin
    on average earning assets                                         3.96%                               4.11%
  Return on Average Assets                                            1.50%                               1.55%
  Return on Average Equity                                           17.06%                              17.28%

(1)   Excludes tax effect on non-taxable investment security income

17) Acquisitions

      On February, 28, 2005 the Company completed the acquisition of First National Bank - West, Evanston, Wyoming, ("FNB") with total assets of $241 million, loans of $90 million, and deposits of $225 million. This bank has seven locations in western Wyoming and became the eighth subsidiary bank of the Company and the first to be located in the state of Wyoming. A portion of the purchase price was allocated to core deposit intangible of $2,446,000 and goodwill of $22,813,000.

      The acquisition of Citizens Bank Holding Company and its subsidiary bank Citizens Community Bank, Pocatello, Idaho, with assets of approximately $115 million, was completed after the close of business on March 31, 2005. This bank operates from three banking offices in Pocatello and Idaho Falls, and a loan production office in Rexburg, Idaho. As of April 1, 2005 this bank became the ninth subsidiary bank of the Company.

      Mountain West Bank of Coeur d'Alene entered into a purchase and sale agreement with Zions First National Bank to acquire the Zions branch in Bonners Ferry, Idaho with total deposits of approximately $23 million. Subject to regulatory approval the transaction is expected to close on May 20, 2005.

      Acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of acquired branches and banks are recorded by the Company at their respective fair values at the date of the acquisition and the results of operations are included with those of the Company from the date of acquisition forward. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent acquisition

On February, 28, 2005 the Company completed the acquisition of First National Bank - West, Evanston, Wyoming, ("FNB"), accordingly, results of operations and financial condition include FNB from that date forward.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from March 31, 2004 and December 31, 2004, to March 31, 2005.

                                                                                                $ Change      $ Change
                                                                                                  from          from
                                                      March 31,    December 31,    March 31,   December 31,   March 31,
ASSETS  ($ IN THOUSANDS)                                 2005          2004          2004          2004          2004
--------------------------------------------------   -----------   -----------   -----------   -----------   -----------
Cash on hand and in banks ........................   $    82,600        79,300        53,213         3,300        29,387
Investment securities, interest bearing deposits,
   FHLB stock, and FRB stock, and fed funds ......     1,171,112     1,098,633     1,184,959        72,479       (13,847)
Loans:
   Real estate ...................................       433,901       393,141       316,227        40,760       117,674
   Commercial ....................................     1,087,989       991,081       873,743        96,908       214,246
   Consumer ......................................       387,843       344,075       300,743        43,768        87,100
                                                     -----------   -----------   -----------   -----------   -----------
      Total loans ................................     1,909,733     1,728,297     1,490,713       181,436       419,020

   Allowance for loan losses .....................       (29,801)      (26,492)      (24,569)       (3,309)       (5,232)
                                                     -----------   -----------   -----------   -----------   -----------
      Total loans net of allowance for loan losses     1,879,932     1,701,805     1,466,144       178,127       413,788
                                                     -----------   -----------   -----------   -----------   -----------
Other assets .....................................       172,796       130,999       124,725        41,797        48,071
                                                     -----------   -----------   -----------   -----------   -----------
   Total Assets ..................................   $ 3,306,440     3,010,737     2,829,041       295,703       477,399
                                                     ===========   ===========   ===========   ===========   ===========

                                                          $ Change
                                                       excluding FNB
                                                     acquisition from
                                                       December 31,
ASSETS  (UNAUDITED - $ IN THOUSANDS)                       2004
                                                     ----------------
Cash on hand and in banks ........................    $    (12,997)
Investments, interest bearing deposits,
   FHLB stock, and FRB stock, and Fed Funds ......          (23,596)
Loans:
   Real estate ...................................           24,659
   Commercial ....................................           48,353
   Consumer ......................................           18,231
                                                     ----------------
      Total loans ................................           91,243
   Allowance for loan losses .....................            (1,261)
                                                     ----------------
      Total loans net of allowance for losses ....           89,982
                                                     ----------------
Other assets .....................................           10,853
                                                     ----------------
   Total Assets ..................................    $     64,242
                                                     ================

At March 31, 2005 total assets were $3.306 billion, which is $477 million greater than the March 31, 2004 assets of $2.829 billion, an increase of 17 percent, and $296 million greater than the December 31, 2004 balance, an increase of 10 percent. Asset growth without FNB was $246 million, or 9 percent over the prior year.

Total loans have increased $419 million from March 31, 2004, an increase of 28 percent, with the growth occurring in all loan categories. Commercial loans increased $214 million, or 25 percent, real estate loans gained $118 million, or 37 percent, and consumer loans grew by $87 million, or 29 percent. Without the FNB additions, loans increased $329 million from a year ago, a 22 percent increase. Loan volume continues to be very strong with loans increasing $91 million, without the FNB acquisition, during the first quarter, which has historically been a slow quarter for loan growth. During the same quarter last year loans increased by $36 million.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold, have decreased $14 million from March 31, 2004. Without the addition of FNB, investments would have declined $110 million from March 31, 2004. Cash flow from investment maturities, principal reductions, and proceeds from sale of securities is now being used to fund the significant growth in loans. Without the FNB additions, investments have decreased $24 million since December 31, 2004.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the three months ended March 31, 2005 and 2004 were $59 million and $67 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at March 31, 2005 was approximately $196 million.

                                                                                        $ Change       $ Change
                                                                                          from            from
                                            March 31,    December 31,     March 31,    December 31,     March 31,
LIABILITIES  ($ IN THOUSANDS)                 2005           2004           2004           2004           2004
                                           ----------     ----------     ----------     ----------     ----------
Non-interest bearing deposits ........     $  528,038        460,059        366,277         67,979        161,761
Interest bearing deposits ............      1,448,643      1,269,649      1,225,169        178,994        223,474
Advances from Federal Home Loan Bank .        858,961        818,933        801,679         40,028         57,282
Securities sold under agreements to

   repurchase and other borrowed funds         84,982         81,215         68,575          3,767         16,407

Other liabilities ....................         32,367         30,697         34,440          1,670         (2,073)

Subordinated debentures ..............         80,000         80,000         80,000             --             --
                                           ----------     ----------     ----------     ----------     ----------
     Total liabilities ...............     $3,032,991      2,740,553      2,576,140        292,438        456,851
                                           ==========     ==========     ==========     ==========     ==========

                                                      $ Change
                                                   excluding FNB
                                                  acquisition from
                                                    December 31,
LIABILITIES  (UNAUDITED - $ IN THOUSANDS)               2004
                                                  ----------------
Non-interest bearing deposits .................       $ 15,584
Interest bearing deposits .....................          8,741
Advances from Federal Home Loan Bank ..........         40,028
Securities sold under agreements to
   repurchase and other borrowed funds ........         (4,380)
Other liabilities .............................          1,004
                                                      --------
     Total liabilities ........................       $ 60,977
                                                      ========

Non-interest bearing deposits have increased $162 million, or 44 percent, since March 31, 2004 and $292 million, or 11 percent, since December 31, 2004. Without the FNB additions, the increase was $109 million, or 30 percent, since March 31, 2004. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Total deposits have increased $385 million from March 31, 2004, or 24 percent. Without the FNB deposits, the increase was $163 million. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances increased $57 million and repurchase agreements and other borrowed funds increased $16 million from March 31, 2004 as we continue to take advantage of these cost effective and flexible funding sources.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net income. In addition, seven of the eight banking subsidiaries are members of the FHLB. As of March 31, 2005, the Company had $1.136 billion of available FHLB line of which $859 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During the first quarter of 2005, all eight financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                                                                                   $ Change
                                                                                               $ Change from         from
STOCKHOLDERS' EQUITY                          March 31,       December 31,       March 31,      December 31,       March 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)           2005             2004             2004            2004              2004
                                             -----------      -----------      -----------      -----------       -----------
Common equity ..........................     $   273,272          264,250          240,730            9,022            32,542
Net unrealized gain on securities ......             177            5,934           12,171           (5,757)          (11,994)
                                             -----------      -----------      -----------      -----------       -----------
   Total stockholders' equity ..........     $   273,449          270,184          252,901            3,265            20,548
                                             ===========      ===========      ===========      ===========       ===========
Stockholders' equity to total assets ...            8.27%            8.97%            8.94%
Book value per common share ............     $      8.86             8.80             8.27             0.06              0.59
Market price per share at end of quarter     $     24.40            27.23            20.64            (2.83)             3.76

Total equity and book value per share amounts have increased substantially from the prior year, primarily the result of earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, decreased $12 million from March 31, 2004 and $6 million from year end 2004. The decline is primarily a function of interest rate changes.

                                                           March 31,     December 31,     March 31,
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                  2005            2004           2004
                                                          ----------      ----------     ----------
Allowance for loan losses ...........................     $   29,801          26,492         24,569
Non-performing assets ...............................     $    9,166           9,608         11,641
Allowance as a percentage of non performing assets ..            325%            276%           211%
Non-performing assets as a percentage of total assets           0.27%           0.32%          0.42%
Allowance as a percentage of total loans ............           1.56%           1.53%          1.65%
Net charge-offs as a percentage of loans ............           0.01%           0.10%          0.02%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at March 31, 2005 were at ..27 percent, a decrease from .42 percent at March 31, 2004 and .32 percent at December 31, 2004. This compares favorably to the Federal Reserve Bank Peer Group average of .45 percent at December 31, 2004, the most recent information available. The allowance for loan losses was 325 percent of non-performing assets at March 31, 2005, compared to 211 percent a year ago. The allowance, without the addition of FNB, has increased $3.184 million, or 13 percent, from a year ago. Including FNB the increase is $5.232 million, or 21 percent. The allowance of $29.801 million, is 1.56 percent of March 31, 2005 total loans outstanding, down slightly from the 1.65 percent a year ago. The first quarter provision for loan losses expense was $1.490 million, an increase of $660 thousand from the same quarter in 2004. The additional expense relates to the growth in loans and the inherent risk associated with the size and risk characteristics of loans originated over the past twelve months.

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

First National Bank-West was acquired on February 28, 2005 and became the Company's eight subsidiary. The Ione, Washington branch was acquired by Mountain West on June 4, 2004. Accordingly, results of operations and financial condition for the acquisitions are included from the acquisition dates forward.

The Company reported net quarterly earnings of $11.520 million, an increase of $.9 million, or 9 percent, over the $10.610 million for the first quarter of 2004. Diluted earnings per share for the quarter of $.37, is an increase of 9 percent over the per share earnings of $.34 for the same quarter of 2004. Return on average assets and return on average equity for the quarter were 1.50 percent and 17.06 percent, respectively, which compares with prior year returns for the first quarter of 1.55 percent and 17.28 percent.

REVENUE SUMMARY
($ IN THOUSANDS)

                                                          Three months ended March 31,
                                                  ------------------------------------------------
                                                    2005         2004       $ change      % change
                                                  -------      -------      --------      --------
Net interest income .........................     $28,456       26,389        2,067           7.8%
Non-interest income
   Service charges, loan fees, and other fees       6,482        5,092        1,390          27.3%
   Gain on sale of loans ....................       2,092        1,771          321          18.1%
   Other income .............................         534          548          (14)         -2.6%
                                                  -------      -------      -------
      Total non-interest income .............       9,108        7,411        1,697          22.9%
                                                  -------      -------      -------
                                                  $37,564       33,800        3,764          11.1%
                                                  =======      =======      =======

Tax equivalent net interest margin ..........        4.08%        4.29%
                                                  =======      =======

Net Interest Income

Net interest income for the quarter increased $2.067 million, or 8 percent, over the same period in 2004, and $616 thousand from the fourth quarter of 2004. Total interest income increased $5.042 million, or 14 percent, while total interest expense was $2.975 million, or 33 percent higher. The increase in interest expense is primarily attributable to the increase in the subordinated debentures issued in March 2004 for the trust preferred securities, the increased level of FHLB advances and other borrowings, and increases in short term interest rates during 2004 and 2005. The Federal Reserve Bank has increased targeted fed funds rates seven times, 175 basis points, in the last twelve months. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.08 percent which was below the 4.29 percent result for the first quarter of 2004. The margin for the first quarter decreased from the
4.16 percent experienced for the fourth quarter of 2004. The interest margin for FNB is approximately 20 basis points lower than the average of the other seven banks which lowered the ratio. Also having a negative impact on the first quarter interest margin was the reduction of FHLB dividends for the 2005 quarter. Dividends received were $255 thousand less than the same quarter last year.

Non-interest Income

Fee income increased $1.390 million, or 27 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts and additional customer services offered. Gain on sale of loans increased $321 thousand from the first quarter of last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year.

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)

                                                Three months ended March 31,
                                         --------------------------------------------
                                          2005         2004     $ change     % change
                                         -------     -------     -------      -------
Compensation and employee benefits .     $10,944       9,806       1,138         11.6%
Occupancy and equipment expense ....       2,855       2,631         224          8.5%
Outsourced data processing expense .         232         413        (181)      -43.8%
Core deposit intangible amortization         283         294         (11)       -3.7%
Other expenses .....................       4,760       4,282         478         11.2%
                                         -------     -------     -------      -------
      Total non-interest expense ...     $19,074      17,426       1,648          9.5%
                                         =======     =======     =======      =======

Non-interest Expense

Non-interest expense increased by $1.648 million, or 9 percent, from the same quarter of 2004. Compensation and benefit expense increased $1.138 million, or 12 percent from the first quarter of 2004, with additional bank branches, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. The number of full-time-equivalent employees has increased from 832 to 952, a 14 percent increase, since March 31, 2004. Occupancy and equipment expense increased $224 thousand, or 9 percent, reflecting the cost of the additional locations and facility upgrades. Other expenses increased $478 thousand, or 11 percent, primarily from audit costs from compliance with Sarbanes-Oxley rules, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent for the 2005 quarter, which is an improvement from the 52 percent for the 2004 quarter.

Critical Accounting Policies

Companies apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan loss is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations and liquidity.

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

Forward Looking Statements

This Form 10-Q includes forward looking statements, which describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economies in which it operates. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's public filings, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new banks and/or branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk that was provided in the Form 10-K report for the year ended December 31, 2004.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2005, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) Not Applicable

      (b) Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      (a) Not Applicable

      (b) Not Applicable

      (c) Not Applicable

      (d) Not Applicable

ITEM 5. OTHER INFORMATION

      (a) Not Applicable

      (b) Not Applicable

ITEM 6. EXHIBITS

      Exhibit 3.1 -  Articles of Incorporation for Glacier Bancorp, Inc., as
                     amended

      Exhibit 10.1 - Glacier Bancorp, Inc. 2005 Stock Incentive Plan

      Exhibit 10.2 - Form of Stock Option Agreement

      Exhibit 10.3 - Form of Restricted Stock Purchase Agreement

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

                                          GLACIER BANCORP, INC.

May 5, 2005                               /s/ Michael J. Blodnick
                                          -----------------------
                                          Michael J. Blodnick
                                          President/CEO

May 5, 2005                               /s/ James H. Strosahl
                                          ---------------------
                                          James H. Strosahl
                                          Executive Vice President/CFO