Form 10-Q
period 2005-06-30
GLACIER BANCORP INC
filed 2005-08-05
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
                            -------------------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes [X[   No [ ]

The number of shares of Registrant's common stock outstanding on July 25, 2005 was 31,279,150. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                              Page #
                                                                                              ------
PART I.    FINANCIAL INFORMATION

     Item 1 - Financial Statements

            Condensed Consolidated Statements of Financial Condition - Unaudited
            June 30, 2005, and June 30, 2004 and audited December 31, 2004 .........            3

            Condensed Consolidated Statements of Operations  -
            Unaudited three and six months ended June 30, 2005 and 2004 ............            4

            Condensed Consolidated Statements of Stockholders' Equity and Other
            Comprehensive Income - Audited year ended December 31, 2004
            and unaudited six months ended June 30, 2005 ...........................            5

            Condensed Consolidated Statements of Cash Flows -
            Unaudited six months ended June 30, 2005 and 2004 ......................            6

            Notes to Condensed Consolidated Financial Statements - Unaudited .......            7

     Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations .....................            20

     Item 3 - Quantitative and Qualitative Disclosure about Market Risk ............            27

     Item 4 - Controls and Procedures ..............................................            27

PART II.   OTHER INFORMATION .......................................................            27

     Item 1 - Legal Proceedings ....................................................            27

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..........            27

     Item 3 - Defaults Upon Senior Securities ......................................            27

     Item 4 -  Submission of Matters to a Vote of Security Holders .................            28

     Item 5 - Other Information ....................................................            28

     Item 6 - Exhibits .............................................................            28

     Signatures ....................................................................            29

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    JUNE 30,     December 31,     June 30,
                  (Dollars in thousands, except per share data)                      2005            2004          2004
--------------------------------------------------------------------------------  -----------    ------------   -----------
                                                                                  (UNAUDITED)                   (unaudited)
ASSETS:

      Cash on hand and in banks ................................................  $   109,402        79,300         69,848
      Fed funds sold ...........................................................       10,576             -              -
      Interest bearing cash deposits ...........................................       19,657        13,007         13,302
                                                                                  -----------    ----------     ----------
              Cash and cash equivalents ........................................      139,635        92,307         83,150

      Investment securities, available-for-sale ................................    1,084,101     1,085,626      1,135,598
      Loans receivable, net ....................................................    2,093,521     1,687,329      1,555,159
      Loans held for sale ......................................................       28,677        14,476         16,085
      Premises and equipment, net ..............................................       69,280        55,732         53,037
      Real estate and other assets owned, net ..................................        2,319         2,016            448
      Accrued interest receivable ..............................................       17,820        15,637         15,480
      Core deposit intangible, net .............................................        7,904         4,939          5,468
      Goodwill .................................................................       72,382        37,376         37,375
      Other assets .............................................................       16,296        15,299         14,109
                                                                                  -----------    ----------     ----------
                                                                                  $ 3,531,935     3,010,737      2,915,909
                                                                                  ===========    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

      Non-interest bearing deposits ............................................  $   630,983       460,059        402,337
      Interest bearing deposits ................................................    1,576,872     1,269,649      1,233,418
      Advances from Federal Home Loan Bank of Seattle ..........................      804,047       818,933        848,770
      Securities sold under agreements to repurchase ...........................       95,235        76,158         72,268
      Other borrowed funds .....................................................        5,576         5,057         14,051
      Accrued interest payable .................................................        6,574         4,864          5,667
      Deferred tax liability ...................................................        9,262         8,392            128
      Subordinated debentures ..................................................       85,000        80,000         80,000
      Other liabilities ........................................................       20,627        17,441         17,206
                                                                                  -----------    ----------     ----------
              Total liabilities ................................................    3,234,176     2,740,553      2,673,845
                                                                                  -----------    ----------     ----------
      Preferred shares, 1,000,000 shares authorized. None outstanding ..........            -             -              -
      Common stock, $.01 par value per share.  62,500,000 shares authorized ....          313           307            306
      Paid-in capital ..........................................................      238,941       227,552        224,872
      Retained earnings - substantially restricted .............................       51,808        36,391         21,489
      Accumulated other comprehensive income (loss) ............................        6,697         5,934         (4,603)
                                                                                  -----------    ----------     ----------
              Total stockholders' equity .......................................      297,759       270,184        242,064
                                                                                  -----------    ----------     ----------
                                                                                  $ 3,531,935     3,010,737      2,915,909
                                                                                  ===========    ==========     ==========

      Number of shares outstanding .............................................   31,258,586    30,686,763     30,571,291
      Book value per share .....................................................  $      9.53          8.80           7.92

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------  ----------------------------
      (UNAUDITED - dollars in thousands, except per share data)            2005             2004           2005           2004
--------------------------------------------------------------------  -------------    -------------  -------------  -------------
INTEREST INCOME:
      Real estate loans ............................................  $      8,097            5,408         14,712         10,689
      Commercial loans .............................................        19,588           13,715         36,112         26,938
      Consumer and other loans .....................................         7,011            4,912         12,741          9,748
      Investment securities and other ..............................        11,849           11,406         23,487         23,531
                                                                      ------------     ------------   ------------   ------------
            Total interest income ..................................        46,545           35,441         87,052         70,906
                                                                      ------------     ------------   ------------   ------------
INTEREST EXPENSE:
      Deposits .....................................................         5,582            3,413          9,651          6,896
      Federal Home Loan Bank of Seattle advances ...................         5,770            4,491         11,013          8,936
      Securities sold under agreements to repurchase ...............           601              177            999            334
      Subordinated debentures ......................................         1,629            1,555          3,184          2,517
      Other borrowed funds .........................................           876               26          1,662             55
                                                                      ------------     ------------   ------------   ------------
            Total interest expense .................................        14,458            9,662         26,509         18,738
                                                                      ------------     ------------   ------------   ------------

NET INTEREST INCOME ................................................        32,087           25,779         60,543         52,168
      Provision for loan losses ....................................         1,552              965          3,042          1,795
                                                                      ------------     ------------   ------------   ------------
            Net interest income after provision for loan losses ....        30,535           24,814         57,501         50,373
                                                                      ------------     ------------   ------------   ------------

NON-INTEREST INCOME:
      Service charges and other fees ...............................         6,241            4,982         11,445          9,055
      Miscellaneous loan fees and charges ..........................         1,609            1,340          2,887          2,359
      Gains on sale of loans .......................................         2,884            2,026          4,976          3,797
      Loss on sale of investments ..................................          (107)               -           (137)             -
      Other income .................................................           886              500          1,450          1,048
                                                                      ------------     ------------   ------------   ------------
            Total non-interest income ..............................        11,513            8,848         20,621         16,259
                                                                      ------------     ------------   ------------   ------------
NON-INTEREST EXPENSE:
      Compensation, employee benefits
             and related expenses ..................................        12,474            9,851         23,418         19,657
      Occupancy and equipment expense ..............................         3,152            2,733          6,007          5,364
      Outsourced data processing expense ...........................           423              368            655            781
      Core deposit intangibles amortization ........................           384              251            667            545
      Other expenses ...............................................         6,043            4,805         10,803          9,087
                                                                      ------------     ------------   ------------   ------------
            Total non-interest expense .............................        22,476           18,008         41,550         35,434
                                                                      ------------     ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES .......................................        19,572           15,654         36,572         31,198

      Federal and state income tax expense .........................         6,482            4,891         11,962          9,825
                                                                      ------------     ------------   ------------   ------------
NET EARNINGS .......................................................  $     13,090           10,763         24,610         21,373
                                                                      ============     ============   ============   ============

Basic earnings per share ...........................................  $       0.42             0.35           0.79           0.70
Diluted earnings per share .........................................  $       0.41             0.35           0.78           0.69
Dividends declared per share .......................................  $       0.15             0.14           0.29           0.27
Return on average assets (annualized) ..............................          1.52%            1.51%          1.51%          1.53%
Return on average equity (annualized) ..............................         18.03%           17.60%         17.56%         17.54%
Average outstanding shares - basic .................................    31,228,123       30,568,564     30,997,527     30,500,828
Average outstanding shares - diluted ...............................    31,753,966       31,081,085     31,530,648     31,021,306

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
       AUDITED YEAR ENDED DECEMBER 31, 2004 AND UNAUDITED SIX MONTHS ENDED
                                  JUNE 30, 2005

                                                                                                    Retained    Accumulated  Total
                                                                      Common Stock                  earnings    other comp-  stock-
                                                                ------------------------ Paid-in  substantially  rehensive  holders'
        (Dollars in thousands, except per share data)             Shares       Amount    capital   restricted     income     equity
--------------------------------------------------------------- ----------- ------------ -------- ------------- ----------- --------
Balance at December 31, 2003 .................................  30,254,173  $       303  222,527        8,393       6,616   237,839

Comprehensive income:
     Net earnings ............................................          --           --       --       44,616          --    44,616
     Unrealized loss on securities, net of reclassification
      adjustment and taxes ...................................          --           --       --           --        (682)     (682)
                                                                                                                            -------
Total comprehensive income                                                                                                   43,934
                                                                                                                            -------

Cash dividends declared ($.54 per share) .....................          --           --       --      (16,618)         --   (16,618)
Stock options exercised ......................................     522,094            5    5,434           --          --     5,439
Repurchase and retirement of stock ...........................     (89,063)          (1)  (1,804)          --          --    (1,805)
Acquisition of fractional shares .............................        (441)          --       (9)          --          --        (9)
Tax benefit from stock related compensation ..................          --           --    1,404           --          --     1,404
                                                                ----------  -----------  -------      -------       -----   -------
Balance at December 31, 2004 .................................  30,686,763  $       307  227,552       36,391       5,934   270,184

Comprehensive income:
     Net earnings ............................................          --           --       --       24,610          --    24,610
     Unrealized gain on securities, net of reclassification ..
      adjustment and taxes                                              --           --       --           --         763       763
                                                                                                                            -------
Total comprehensive income                                                                                                   25,373
                                                                                                                            -------

Cash dividends declared ($.29 per share) .....................          --           --       --       (9,193)         --    (9,193)
Stock options exercised ......................................     218,722            2    2,686           --          --     2,688
Acquisition of fractional shares .............................        (337)          --       (8)          --          --        (8)
Stock issued in connection of acquisition of Citizens
  Community Bank .............................................     353,438            4    8,711           --          --     8,715
                                                                ----------  -----------  -------      -------       -----   -------
Balance at June 30, 2005 (unaudited ..........................  31,258,586  $       313  238,941       51,808       6,697   297,759
                                                                ==========  ===========  =======      =======       =====   =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                    (UNAUDITED - dollars in thousands)                       2005          2004
------------------------------------------------------------------------  ----------    -----------
OPERATING ACTIVITIES :
  Net cash provided by operating activities ............................  $  27,964       35,876
                                                                          ---------     --------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities and prepayments of
      investments available-for-sale ...................................    231,317      124,561
  Purchases of investments available-for-sale ..........................   (103,175)    (185,351)
  Principal collected on installment and commercial loans ..............    292,459      283,618
  Installment and commercial loans originated or acquired ..............   (501,339)    (403,443)
  Principal collections on mortgage loans ..............................    243,728      146,440
  Mortgage loans originated or acquired ................................   (265,167)    (170,138)
  Net purchase of FHLB and FRB stock ...................................        (14)      (1,901)
  Net funds received on acquisition of banks and branches ..............      3,651       14,524
  Net addition of premises and equipment ...............................     (7,044)      (2,046)
                                                                          ---------     --------
       NET CASH USED IN INVESTING ACTIVITIES ...........................   (105,584)    (193,736)
                                                                          ---------     --------

FINANCING ACTIVITIES:
  Net increase in deposits .............................................    128,750       22,990
  Net (decrease) increase in FHLB advances and other borrowed funds ....    (16,367)      77,509
  Net increase in securities sold under repurchase agreements ..........     19,078       15,300
  Proceeds from issuance of subordinated debentures ....................          -       45,000
  Cash dividends paid ..................................................     (9,193)      (8,277)
  Proceeds from exercise of stock options and other stock issued .......      2,688        4,162
  Repurchase and retirement of stock ...................................          -       (1,805)
  Cash paid for stock split ............................................         (8)          (9)
                                                                          ---------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ........................    124,948      154,870
                                                                          ---------     --------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............     47,328       (2,990)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................     92,307       86,140
                                                                          ---------     --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $ 139,635       83,150
                                                                          =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:              Interest ...............  $  24,799       17,423
                                                Income taxes ...........  $  10,430        8,907

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2005

                                   FIRST NATIONAL     CITIZENS BANK
                                  BANKS - WEST CO.   HOLDING COMPANY
                                  ----------------   ---------------
Fair Value of assets acquired         $267,126            126,394
Cash paid for the capital stock         41,000              8,602
Capital stock issued                         -              8,715
Liabilities assumed                    226,126            109,077

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2005, and June 30, 2004, stockholders' equity for the six months ended June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The condensed consolidated statement of financial condition and statement of stockholders' equity and other comprehensive income of the Company as of December 31, 2004 have been derived from the audited consolidated statements of the Company as of that date.

      The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2)    Organizational Structure

      The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for nine wholly owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and Glacier Bank of Whitefish ("Whitefish"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, and First National Bank - West ("First National") located in Wyoming. In addition, the Company owns three subsidiaries, Glacier Capital Trust I ("Glacier Trust I"), Glacier Capital Trust II ("Glacier Trust II"), and Citizens (ID) Statutory Trust I ("Citizens Trust I") for the purpose of issuing trust preferred securities and in accordance with Financial Accounting Standards Board Interpretation 46(R) the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any off-balance sheet entities.

      The following abbreviated organizational chart illustrates the various relationships:

                                            ------------------------
                                              Glacier Bancorp, Inc.
                                            (Parent Holding Company)
                                            ------------------------

--------------------------  ------------------------  ------------------------  -------------------------------
       Glacier Bank            Mountain West Bank        First Security Bank          Western Security Bank
    (Commercial bank)          (Commercial bank)             of Missoula                (Commercial bank)
                                                          (Commercial bank)
--------------------------  ------------------------  ------------------------  -------------------------------

--------------------------  ------------------------  ------------------------  -------------------------------
First National Bank - West          Big Sky                  Valley Bank                  Glacier Bank
    (Commercial bank)            Western Bank                 of Helena                   of Whitefish
                                (Commercial Bank)         (Commercial bank)             (Commercial bank)
--------------------------  ------------------------  ------------------------  -------------------------------

--------------------------  ------------------------  ------------------------  -------------------------------
 Citizens Community Bank
   (Commercial bank)        Glacier Capital Trust I   Glacier Capital Trust II  Citizens (ID) Statutory Trust I
--------------------------  ------------------------  ------------------------  -------------------------------

3)    Ratios

      Returns on average assets and average equity were calculated based on daily averages.

4)    Dividends Declared

      On April 26, 2005, the Board of Directors declared a five-for-four stock split payable May 26, 2005 to shareholders of record on May 10, 2005, and all share and per share amounts have been restated to reflect the effects of the stock split. On June 29, 2005, the Board of Directors declared a $.15 per share quarterly cash dividend payable on July 21, 2005 to stockholders of record on July 12, 2005.

5)    Computation of Earnings Per Share

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                              Three          Three            Six             Six
                                          months ended    months ended    months ended    months ended
                                          June 30, 2005  June 30, 2004   June 30, 2005   June 30, 2004
                                          -------------  -------------   -------------   -------------
Net earnings available to common
   stockholders ........................  $13,090,000      10,763,000      24,610,000      21,373,000

Average outstanding shares - basic .....   31,228,123      30,568,564      30,997,527      30,500,828
Add: Dilutive stock options ............      525,843         512,521         533,121         520,478
                                          -----------      ----------      ----------      ----------
Average outstanding shares - diluted ...   31,753,966      31,081,085      31,530,648      31,021,306
                                          ===========      ==========      ==========      ==========

Basic earnings per share ...............  $      0.42            0.35            0.79            0.70
                                          ===========      ==========      ==========      ==========

Diluted earnings per share .............  $      0.41            0.35            0.78            0.69
                                          ===========      ==========      ==========      ==========

      There were approximately 297,448 and 0 shares excluded from the six months ended diluted share calculation as of June 30, 2005, and 2004, respectively, due to the option exercise price exceeding the market price.

6) Stock Based Compensation

The exercise price of all options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the company determined compensation cost based on the fair value of the option itself at the grant date for its stock options and earnings per share under FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                 Three months ended June 30,      Six months ended June 30,
                                                 ----------------------------     -------------------------
                                                     2005              2004        2005              2004
                                                 ------------         ------      ------            ------
Net earnings (in thousands): As reported         $     13,090         10,763      24,610            21,373
                             Compensation cost           (207)          (123)       (415)             (245)
                                                 ------------         ------      ------            ------
                             Proforma                  12,883         10,640      24,195            21,128
                                                 ------------         ------      ------            ------

Basic earnings per share:    As reported                 0.42           0.35        0.79              0.70
                             Compensation cost          (0.01)             -       (0.01)            (0.01)
                                                 ------------         ------      ------            ------
                             Proforma                    0.41           0.35        0.78              0.69
                                                 ============         ======      ======            ======

Diluted earnings per share:  As reported                 0.41           0.35        0.78              0.69
                             Compensation cost              -          (0.01)      (0.01)            (0.01)
                                                 ------------         ------      ------            ------
                             Proforma                    0.41           0.34        0.77              0.68
                                                 ============         ======      ======            ======

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

7)    Investments

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available for sale, is as follows:

                         INVESTMENTS AS OF JUNE 30, 2005

                                                                                                                Estimated
                                                     Weighted    Amortized           Gross Unrealized              Fair
             (Dollars in thousands)                   Yield        Cost           Gains           Losses           Value
--------------------------------------------------   --------    ----------     ----------      ----------      ----------
U.S. GOVERNMENT AND FEDERAL AGENCIES:
  maturing within five years......................     4.20%     $    3,951             10               -           3,961
  maturing five years through ten years...........     5.52%            354              8               -             362
  maturing after ten years........................     3.22%            380              2               -             382
                                                                 ----------     ----------      ----------      ----------
                                                       4.22%          4,685             20               -           4,705
                                                                 ----------     ----------      ----------      ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year........................     4.20%          1,160              2               -           1,162
  maturing one year through five years............     4.56%          3,274             54              (5)          3,323
  maturing five years through ten years...........     4.70%          7,697            411              (7)          8,101
  maturing after ten years........................     5.09%        290,432         14,880            (197)        305,115
                                                                 ----------     ----------      ----------      ----------
                                                       5.07%        302,563         15,347            (209)        317,701
                                                                 ----------     ----------      ----------      ----------

MORTGAGE-BACKED SECURITIES........................     4.68%         76,645            575            (680)         76,540

REAL ESTATE MORTGAGE INVESTMENT CONDUITS..........     3.95%        631,187            962          (4,872)        627,277

FHLMC AND FNMA STOCK..............................     5.74%          7,593              -            (107)          7,486

FHLB AND FRB STOCK, AT COST.......................     0.70%         50,392              -               -          50,392

                                                                 ----------     ----------      ----------      ----------
     TOTAL INVESTMENTS............................     4.18%     $1,073,065         16,904          (5,868)      1,084,101
                                                                 ==========     ==========      ==========      ==========

                       INVESTMENTS AS OF DECEMBER 31, 2004

                                                                                                                Estimated
                                                     Weighted    Amortized           Gross Unrealized              Fair
             (Dollars in thousands)                   Yield        Cost           Gains           Losses           Value
--------------------------------------------------   --------    ----------     ----------      ----------      ----------
U.S. GOVERNMENT AND FEDERAL AGENCIES:
  maturing within one year........................     1.29%     $      251              -               -             251
  maturing five years through ten years...........     4.62%            350              6               -             356
  maturing after ten years........................     3.08%            481              2              (1)            482
                                                                 ----------     ----------      ----------      ----------
                                                       3.16%          1,082              8              (1)          1,089
                                                                 ----------     ----------      ----------      ----------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year........................     5.30%            518              8               -             526
  maturing one year through five years............     5.37%          1,205             64               -           1,269
  maturing five years through ten years...........     4.69%          6,514            324               -           6,838
  maturing after ten years........................     5.13%        292,102         12,971          (1,098)        303,975
                                                                 ----------     ----------      ----------      ----------
                                                       5.12%        300,339         13,367          (1,098)        312,608
                                                                 ----------     ----------      ----------      ----------

MORTGAGE-BACKED SECURITIES........................     4.99%         56,629            919            (503)         57,045

REAL ESTATE MORTGAGE INVESTMENT CONDUITS..........     3.77%        660,389          1,624          (4,469)        657,544

FHLMC AND FNMA STOCK..............................     5.74%          7,593              -             (56)          7,537

FHLB AND FRB STOCK, AT COST.......................     3.22%         49,803              -               -          49,803

                                                                 ----------     ----------      ----------      ----------
     TOTAL INVESTMENTS............................     4.20%     $1,075,835         15,918          (6,127)      1,085,626
                                                                 ==========     ==========      ==========      ==========

      Interest income includes tax-exempt interest for the six months ended June 30, 2005 and 2004 of $6,932,000 and $6,959,000, respectively, and for the three months ended June 30, 2005 and 2004 of $3,465,000 and $3,494,000, respectively.

      Gross proceeds from sales of investment securities for the six months ended June 30, 2005 and 2004 were $116,014,000 and $0 respectively, resulting in gross gains of approximately $471,000 and $0 and gross losses of approximately $608,000 and $0, respectively. The cost of any investment sold is determined by specific identification.

8) Loans

      The following table summarizes the Company's loan portfolio:

TYPE OF LOAN

                                                      At                             At                             At
      (Dollars in Thousands)                      6/30/2005                      12/31/2004                     6/30/2004
                                          -------------------------      -------------------------      -------------------------
                                             Amount         Percent         Amount         Percent         Amount         Percent
                                          ------------      -------      ------------      -------      ------------      -------
Real Estate Loans:
     Residential first mortgage loans     $    480,626         22.6%     $    382,750         22.5%     $    328,180         20.9%
     Loans held for sale                        28,677          1.4%           14,476          0.9%           16,085          1.0%
                                          ------------      -------      ------------      -------      ------------      -------
         Total                                 509,303         24.0%          397,226         23.4%          344,265         21.9%

Commercial Loans:
     Real estate                               623,411         29.3%          526,455         30.9%          459,909         29.3%
     Other commercial loans                    595,970         28.1%          466,582         27.4%          475,744         30.3%
                                          ------------      -------      ------------      -------      ------------      -------
         Total                               1,219,381         57.4%          993,037         58.3%          935,653         59.6%

Consumer and Other Loans:
     Consumer loans                            148,144          7.0%           95,663          5.6%           94,346          6.0%
     Home equity loans                         285,956         13.5%          248,684         14.6%          228,216         14.5%
                                          ------------      -------      ------------      -------      ------------      -------
         Total                                 434,100         20.5%          344,347         20.2%          322,562         20.5%
     Net deferred loan fees, premiums
          and discounts                         (7,669)        -0.4%           (6,313)        -0.3%           (6,090)        -0.4%
     Allowance for Losses                      (32,917)        -1.5%          (26,492)        -1.6%          (25,146)        -1.6%
                                          ------------      -------      ------------      -------      ------------      -------
Net Loans                                 $  2,122,198        100.0%     $  1,701,805        100.0%     $  1,571,244        100.0%
                                          ============      =======      ============      =======      ============      =======

The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS

                                                     At              At             At
          (Dollars in Thousands)                 6/30/2005       12/31/2004      6/30/2004
                                                 ----------      ----------      ----------
Non-accrual loans:
    Real estate loans                            $        8             847             756
    Commercial loans                                  4,603           4,792           8,008
    Consumer and other loans                            305             311             380
                                                 ----------      ----------      ----------
      Total                                      $    4,916           5,950           9,144
Accruing Loans 90 days or more overdue:
    Real estate loans                                   261             179             160
    Commercial loans                                    431           1,067             796
    Consumer and other loans                            166             396             106
                                                 ----------      ----------      ----------
      Total                                      $      858           1,642           1,062

Real estate and other assets owned, net               2,319           2,016             448

                                                 ----------      ----------      ----------
Total non-performing assets                      $    8,093           9,608          10,654
                                                 ==========      ==========      ==========

  As a percentage of total assets                      0.23%           0.32%           0.37%

Interest Income (1)                              $      161             372             281

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the six months ended June 30, 2005 and 2004 and the year ended December 31, 2004, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS

                                                  Six months ended        Year ended        Six months ended
                                                      June 30,           December 31,           June 30,
         (Dollars in Thousands)                         2005                 2004                 2004
                                                  ----------------       ------------       -----------------
Balance at beginning of period                      $     26,492            23,990               23,990
  Charge offs:
     Real estate loans                                       (57)             (419)                (128)
     Commercial loans                                       (562)           (1,150)                (439)
     Consumer and other loans                               (269)             (776)                (377)
                                                    ------------            ------               ------
       Total charge offs                            $       (888)           (2,345)                (944)
                                                    ------------            ------               ------

  Recoveries:
     Real estate loans                                        70               171                   50
     Commercial loans                                        203               120                   84
     Consumer and other loans                                164               361                  171
                                                    ------------            ------               ------
       Total recoveries                             $        437               652                  305
                                                    ------------            ------               ------

  Chargeoffs, net of recoveries                             (451)           (1,693)                (639)
  Acquisition (1)                                          3,834                 -                    -
  Provision                                                3,042             4,195                1,795
                                                    ------------            ------               ------
Balance at end of period                            $     32,917            26,492               25,146
                                                    ============            ======               ======
Ratio of net charge offs to average
   loans outstanding during the period                      0.02%             0.10%                0.04%

(1) Acquisition of First National Bank-West, Citizens Community Bank, and Bonner's Ferry branch

      The following table summarizes the allocation of the allowance for loan losses:

                                         June 30, 2005            December 31, 2004            June 30, 2004
                                  --------------------------   -----------------------   --------------------------
                                                   Percent                   Percent                      Percent
                                                 of loans in               of loans in                  of loans in
  (Dollars in thousands)            Allowance     category     Allowance     category      Allowance     category
--------------------------        ------------   -----------   ---------   -----------   ------------   -----------
Real estate loans                 $      3,415      23.6%          2,693       22.9%            2,303       21.3%
Commercial real estate                  10,646      28.8%          9,222       30.3%            8,051       28.8%
Other commercial                        12,708      27.6%          9,836       26.9%           10,343       29.7%
Consumer and other loans                 6,148      20.0%          4,741       19.9%            4,449       20.2%
                                  ------------     -----       ---------       ----      ------------      -----
   Totals                         $     32,917     100.0%         26,492      100.0%           25,146      100.0%
                                  ============     =====       =========      =====      ============      =====

The Company acquired the following loans during 2005 for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

                                         June 30,
     (Dollars in thousands)               2005
-------------------------------       -------------
Contractually required payments
  receivable at acquisition:
     Commercial Loans                 $       1,842
Cash flows expected to be
  collected at acquisition                    1,668
Basis in acquired loans at
  acquisition                                 1,200

9) Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of June 30, 2005:

                                                   Core Deposit        Mortgage
            (Dollars in thousands)                  Intangible     Servicing Rights (1)    Total
--------------------------------------------       ------------    --------------------    -----
    Gross carrying value                           $     13,902
    Accumulated Amortization                             (5,998)
                                                   ------------
    Net carrying value                             $      7,904            1,202           9,106
                                                   ============

WEIGHTED-AVERAGE AMORTIZATION PERIOD
    (Period in years)                                      10.0              9.5             9.9

AGGREGATE AMORTIZATION EXPENSE
    For the three months ended June 30, 2005       $        384               72             456
    For the six months ended June 30, 2005         $        667              139             806

ESTIMATED AMORTIZATION EXPENSE
    For the year ended December 31, 2005           $      1,443              181           1,624
    For the year ended December 31, 2006                  1,448               82           1,530
    For the year ended December 31, 2007                  1,361               80           1,441
    For the year ended December 31, 2008                  1,283               77           1,360
    For the year ended December 31, 2009                  1,165               75           1,240

      (1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

      On February 28, 2005, the Company acquired First National Bank-West in Evanston, Wyoming, which resulted in additional core deposit intangible of $2,446,000 and additional goodwill of $23,299,000. On April 1, 2005, the Company acquired Citizens Community Bank in Pocatello, Idaho which resulted in additional core deposit intangible of $975,000 and additional goodwill of $9,553,000. On May 20, 2005, the Company acquired the Zions branch in Bonners Ferry, Idaho which resulted in additional core deposit intangible of $211,000 and additional goodwill of $2,154,000.

10)  Deposits

      The following table illustrates the amounts outstanding for deposits greater than $100,000 at June 30, 2005, according to the time remaining to maturity. Included in the three month CD maturities are brokered CD's in the amount of $24,989,000.

                                    Certificates     Non-Maturity
    (Dollars in thousands)           of Deposit        Deposits          Totals
-----------------------------       ------------     ------------      ---------
Within three months..........       $    105,910         832,884         938,794
Three to six months..........             28,941               -          28,941
Seven to twelve months.......             29,406               -          29,406
Over twelve months...........             36,243               -          36,243
                                    ------------       ---------       ---------
   Totals                           $    200,500         832,884       1,033,384
                                    ============       =========       =========

11) Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle
      (FHLB) advances and repurchase agreements:

                                                      As of and          As of and          As of and
                                                     for the six          for the          for the six
                                                     months ended       year ended        months ended
          (Dollars in thousands)                    June 30, 2005    December 31, 2004    June 30, 2004
                                                    -------------    -----------------    -------------
FHLB Advances:
  Amount outstanding at end of period............     $  804,047          818,933           848,770
  Average balance................................     $  741,002          791,245           823,016
  Maximum outstanding at any month-end...........     $  858,961          862,136           862,136
  Weighted average interest rate.................           3.00%            2.34%             2.18%

Repurchase Agreements:
  Amount outstanding at end of period............     $   95,235           76,158            72,268
  Average balance................................     $   86,975           69,480            66,790
  Maximum outstanding at any month-end...........     $   95,235           80,265            72,268
  Weighted average interest rate.................           2.32%            1.25%             1.00%

12) Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2005.

                 CONSOLIDATED                       Tier 1 (Core)       Tier 2 (Total)         Leverage
            (Dollars in thousands)                     Capital             Capital             Capital
-----------------------------------------------     -------------       --------------       ------------
GAAP Capital...................................     $     297,759              297,759            297,759
Less:  Goodwill and intangibles................           (80,286)             (80,286)           (80,286)
    Accumulated other comprehensive
        Unrealized gain on AFS securities......            (6,697)              (6,697)            (6,697)
    Other adjustments..........................              (107)                (107)              (107)
Plus:  Allowance for loan losses...............                 -               30,654                  -
    Subordinated debentures....................            85,000               85,000             85,000
                                                    -------------       --------------       ------------
Regulatory capital computed....................     $     295,669              326,323            295,669
                                                    =============       ==============       ============

Risk weighted assets...........................     $   2,452,326            2,452,326
                                                    =============       ==============

Total average assets...........................                                              $  3,420,214
                                                                                             ============

Capital as % of defined assets.................             12.06%               13.31%              8.64%
Regulatory "well capitalized" requirement......              6.00%               10.00%              5.00%
                                                    -------------       --------------       ------------
Excess over "well capitalized" requirement.....              6.06%                3.31%              3.64%
                                                    =============       ==============       ============

13) Other Comprehensive Income

   The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.


                                                                     For the three months             For the six months
                                                                        ended June 30,                  ended June 30,
                   Dollars in thousands                              2005            2004            2005            2004
                                                                  ----------      ----------      ----------      ----------
Net earnings.................................................     $   13,090          10,763          24,610          21,373

Unrealized holding gain (loss) arising during the period              10,653         (27,680)          1,123         (18,511)
Tax (expense) benefit........................................         (4,198)         10,906            (443)          7,292
                                                                  ----------      ----------      ----------      ----------
            Net after tax....................................          6,455         (16,774)            680         (11,219)
Reclassification adjustment for losses
   included in net income....................................            107               -             137               -
Tax benefit..................................................            (42)              -             (54)              -
                                                                  ----------      ----------      ----------      ----------
            Net after tax....................................             65               -              83               -

            Net unrealized gain (loss) on securities.........          6,520         (16,774)            763         (11,219)
                                                                  ----------      ----------      ----------      ----------

                Total other comprehensive income.............     $   19,610          (6,011)         25,373          10,154
                                                                  ==========      ==========      ==========      ==========

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

                                                                     Six months ended and as of June 30, 2005
                                               ------------------------------------------------------------------------------------
                                                              Mountain         First                         First
          (Dollars in thousands)                Glacier         West          Security       Western        National       Big Sky
------------------------------------------     ---------      ---------      ---------      ---------      ---------      ---------
Revenues from external customers               $  21,204         25,570         18,572         12,973          4,779          8,617
Intersegment revenues                                430              -             13              -             81              -
Expenses                                         (16,042)       (20,110)       (13,167)        (9,956)        (3,811)        (6,366)
Intercompany eliminations                              -              -              -              -              -              -
                                               ---------      ---------      ---------      ---------      ---------      ---------
                              Net earnings     $   5,592          5,460          5,418          3,017          1,049          2,251
                                               =========      =========      =========      =========      =========      =========
                              Total Assets     $ 683,773        731,133        616,175        443,278        266,220        268,972
                                               =========      =========      =========      =========      =========      =========

                                                                                                                       Total
                                                      Valley        Whitefish        Citizens         Other         Consolidated
                                                    ----------      ----------      ----------      ----------      ------------
Revenues from external customers                         7,899           5,593           2,687            (221)          107,673
Intersegment revenues                                       68               -               -          31,181            31,773
Expenses                                                (5,973)         (3,948)         (2,106)         (1,584)          (83,063)
Intercompany eliminations                                    -               -               -         (31,773)          (31,773)
                                                    ----------      ----------      ----------      ----------      ------------
                        Net earnings                     1,994           1,645             581          (2,397)           24,610
                                                    ==========      ==========      ==========      ==========      ============
                        Total Assets                   247,736         161,994         132,461         (19,807)        3,531,935
                                                    ==========      ==========      ==========      ==========      ============

                                                              Six months ended and as of June 30, 2004
                                              --------------------------------------------------------------------------
                                                               Mountain         First
      (Dollars in thousands)                    Glacier          West          Security        Western         Big Sky
------------------------------------          ----------      ----------      ----------      ----------      ----------
Revenues from external customers              $   18,962          19,224          17,612          12,607           6,874
Intersegment revenues                                130               -              10               2               -
Expenses                                         (13,628)        (15,612)        (11,949)         (9,207)         (5,185)
Intercompany eliminations                              -               -               -               -               -
                                              ----------      ----------      ----------      ----------      ----------
                        Net earnings          $    5,464           3,612           5,673           3,402           1,689
                                              ==========      ==========      ==========      ==========      ==========
                        Total Assets          $  638,338         582,529         605,066         454,773         223,596
                                              ==========      ==========      ==========      ==========      ==========

                                                                                                Total
                                               Valley        Whitefish         Other         Consolidated
                                             ----------      ----------      ----------      ------------
Revenues from external customers                  6,863           4,511             512            87,165
Intersegment revenues                                69               -          26,666            26,877
Expenses                                         (5,102)         (3,210)         (1,899)          (65,792)
Intercompany eliminations                             -               -         (26,877)          (26,877)
                                             ----------      ----------      ----------      ------------
                       Net earnings               1,830           1,301          (1,598)           21,373
                                             ==========      ==========      ==========      ============
                       Total Assets             230,095         161,775          19,737         2,915,909
                                             ==========      ==========      ==========      ============

                                                                  Three months ended and as of June 30, 2005
                                           --------------------------------------------------------------------------------------
                                                             Mountain        First                         First
      (Dollars in thousands)                 Glacier           West         Security       Western        National       Big Sky
------------------------------------       -----------      ---------      ---------      ---------      ---------      ---------
Revenues from external customers           $    10,869         13,402          9,497          6,602          3,635          4,528
Intersegment revenues                              285              -              8              -             81              -
Expenses                                        (8,301)       (10,538)        (6,754)        (5,085)        (2,928)        (3,362)
Intercompany eliminations                            -              -              -              -              -              -
                                           -----------      ---------      ---------      ---------      ---------      ---------
                        Net earnings       $     2,853          2,864          2,751          1,517            788          1,166
                                           ===========      =========      =========      =========      =========      =========
                        Total Assets       $   683,773        731,133        616,175        443,278        266,220        268,972
                                           ===========      =========      =========      =========      =========      =========

                                                                                                                Total
                                               Valley        Whitefish        Citizens         Other         Consolidated
                                             ----------      ----------      ----------      ----------      ------------
Revenues from external customers                  4,120           2,640           2,687              78            58,058
Intersegment revenues                                34               -               -          16,339            16,747
Expenses                                         (3,129)         (1,949)         (2,106)           (816)          (44,968)
Intercompany eliminations                             -               -               -         (16,747)          (16,747)
                                             ----------      ----------      ----------      ----------      ------------
                       Net earnings               1,025             691             581          (1,146)           13,090
                                             ==========      ==========      ==========      ==========      ============
                       Total Assets             247,736         161,994         132,461         (19,807)        3,531,935
                                             ==========      ==========      ==========      ==========      ============

                                                         Three months ended and as of June 30, 2004
                                           ---------------------------------------------------------------------
                                                           Mountain        First
      (Dollars in thousands)                Glacier          West         Security       Western        Big Sky
----------------------------------         ---------      ---------      ---------      ---------      ---------
Revenues from external customers           $   9,627         10,000          8,792          6,263          3,462
Intersegment revenues                             62              -              6              -              -
Expenses                                      (6,909)        (8,007)        (5,952)        (4,589)        (2,667)
Intercompany eliminations                          -              -              -              -              -
                                           ---------      ---------      ---------      ---------      ---------
                      Net earnings         $   2,780          1,993          2,846          1,674            795
                                           =========      =========      =========      =========      =========
                      Total Assets         $ 638,338        582,529        605,066        454,773        223,596
                                           =========      =========      =========      =========      =========

                                                                                              Total
                                             Valley        Whitefish         Other         Consolidated
                                           ----------      ----------      ----------      ------------
Revenues from external customers                3,476           2,250             419            44,289
Intersegment revenues                              33               -          13,529            13,630
Expenses                                       (2,577)         (1,608)         (1,217)          (33,526)
Intercompany eliminations                           -               -         (13,630)          (13,630)
                                           ----------      ----------      ----------      ------------
                      Net earnings                932             642            (899)           10,763
                                           ==========      ==========      ==========      ============
                      Total Assets            230,095         161,775          19,737         2,915,909
                                           ==========      ==========      ==========      ============

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

                                                 Six Months Ended June 30,
                                                     2005 vs. 2004
   (Dollars in Thousands)                      Increase (Decrease) due to:
                                         --------------------------------------
                                           Volume          Rate           Net
                                         ----------      --------      --------
INTEREST INCOME
Real Estate Loans                        $    4,261          (238)        4,023
Commercial Loans                              6,667         2,507         9,174
Consumer and Other Loans                      2,770           223         2,993
Investment Securities and other                (252)          208           (44)
                                         ----------      --------      --------
      Total Interest Income                  13,446         2,700        16,146

INTEREST EXPENSE
NOW Accounts                                     42            72           114
Savings Accounts                                 57           135           192
Money Market Accounts                           324           986         1,310
Certificates of Deposit                         550           589         1,139
FHLB Advances                                  (891)        2,968         2,077
Other Borrowings and
  Repurchase Agreements                       3,371          (432)        2,939
                                         ----------      --------      --------
      Total Interest Expense                  3,453         4,318         7,771
                                         ----------      --------      --------

NET INTEREST INCOME                      $    9,993        (1,618)        8,375
                                         ==========      ========      ========

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

AVERAGE BALANCE SHEET

                                                  For the Three months ended 6-30-05       For the Six months ended 6-30-05
                                                  ----------------------------------       --------------------------------
                                                                Interest     Average                   Interest     Average
                                                    Average        and       Yield/          Average      and       Yield/
(Dollars in Thousands)                              Balance     Dividends     Rate           Balance   Dividends     Rate
                                                  ------------  ---------    -------       ----------  ---------    -------
ASSETS
     Real Estate Loans                            $    482,264      8,097       6.72%      $  446,569     14,712       6.59%
     Commercial Loans                                1,170,187     19,588       6.71%       1,101,574     36,112       6.61%
     Consumer and Other Loans                          419,518      7,011       6.70%         389,651     12,741       6.59%
                                                  ------------  ---------                  ----------  ---------
       Total Loans                                   2,071,969     34,696       6.72%       1,937,794     63,565       6.61%
     Tax -Exempt Investment Securities (1)             283,400      3,465       4.89%         282,785      6,932       4.90%
     Investment Securities                             843,028      8,384       3.98%         835,308     16,555       3.96%
                                                  ------------  ---------                  ----------  ---------
       Total Earning Assets                          3,198,397     46,545       5.82%       3,055,887     87,052       5.70%
                                                                ---------                              ---------
     Non-Earning Assets                                258,482                                230,327
                                                  ------------                             ----------
       TOTAL ASSETS                               $  3,456,879                             $3,286,214
                                                  ============                             ==========

LIABILITIES
AND STOCKHOLDERS' EQUITY
     NOW Accounts                                 $    313,293        192       0.25%      $  298,309        341       0.23%
     Savings Accounts                                  210,694        254       0.48%         194,721        409       0.42%
     Money Market Accounts                             491,380      1,710       1.40%         461,850      3,021       1.32%
     Certificates of Deposit                           521,823      3,426       2.63%         478,668      5,880       2.48%
     FHLB Advances                                     742,064      5,770       3.12%         741,002     11,013       3.00%
     Repurchase Agreements
       and Other Borrowed Funds                        282,468      3,106       4.41%         282,738      5,845       4.17%
                                                  ------------  ---------                  ----------  ---------
       Total Interest Bearing Liabilities            2,561,722     14,458       2.26%       2,457,288     26,509       2.18%
                                                                ---------                              ---------
       Non-interest Bearing Deposits                   569,317                                514,618
       Other Liabilities                                34,597                                 31,680
                                                  ------------                             ----------
       Total Liabilities                             3,165,636                              3,003,586
                                                  ------------                             ----------

     Common Stock                                          312                                    310
     Paid-In Capital                                   238,577                                233,283
     Retained Earnings                                  49,431                                 44,716
     Accumulated Other
       Comprehensive Income                              2,923                                  4,319
                                                  ------------                             ----------
       Total Stockholders' Equity                      291,243                                282,628
                                                  ------------                             ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $  3,456,879                             $3,286,214
                                                  ============                             ==========

     Net Interest Income                                        $  32,087                              $  60,543
                                                                =========                              =========
     Net Interest Spread                                                        3.56%                                  3.52%
     Net Interest Margin
       on average earning assets                                                4.02%                                  4.00%
     Return on Average Assets (annualized)                                      1.52%                                  1.51%
     Return on Average Equity (annualized)                                     18.03%                                 17.56%

   (1) Excludes tax effect on non-taxable investment security income

17)   Acquisitions

      On February, 28, 2005 the Company completed the acquisition of First National Bank - West, Evanston, Wyoming, with total assets of $267 million, loans of $88 million, and deposits of $225 million. This bank has seven locations in western Wyoming and became the eighth subsidiary bank of the Company and the first to be located in the state of Wyoming. A portion of the purchase price was allocated to core deposit intangible of $2,446,000 and goodwill of $23,299,000.

      On April 1, 2005, the Company completed the acquisition of Citizens Bank Holding Company and its subsidiary bank Citizens Community Bank, Pocatello, Idaho, with total assets of $126 million, loans of $89 million, and deposits of $101 million. This bank operates from three banking offices in Pocatello and Idaho Falls, and a loan production office in Rexburg, Idaho, and became the ninth subsidiary bank of the Company. A portion of the purchase price was allocated to core deposit intangible of $975,000 and goodwill of $9,553,000.

      On May 20, 2005, Mountain West Bank of Coeur d'Alene completed the acquisition of the Zions First National Bank branch in Bonners Ferry, Idaho, with total assets of $24 million, loans of $5 million, and deposits of $24 million. A portion of the purchase price was allocated to core deposit intangible of $211,000 and goodwill of $2,154,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent acquisition

First National Bank-West and Citizen's Community Bank were acquired on February 28, 2005 and April 1, 2005, respectively, and became the Company's eighth and ninth banking subsidiaries. The Bonner's Ferry branch was acquired by Mountain West on May 20, 2005. Accordingly, results of operations and financial condition for the acquisitions are included from the acquisition dates forward.

Financial Condition

This section discusses the changes in Statement of Financial Condition items from June 30, 2004 and December 31, 2004, to June 30, 2005.

The results of operations and financial condition include the acquisitions from the completion dates forward. The following table provides information on selected classifications of assets and liabilities acquired:

                                 First National       Citizens     Bonners Ferry
(UNAUDITED - $ IN THOUSANDS)          Bank         Community Bank     Branch       Total
                                 --------------    --------------  -------------  -------
Total assets                     $      267,126           126,394         23,868  417,388
Investments                             124,733             7,916              -  132,649
Net loans                                87,678            89,240          5,047  181,965
Non-interest bearing deposits            95,053            25,789          6,073  126,915
Interest bearing deposits               129,697            75,008         17,777  222,482

                                                                                     $ change from  $ change from
                                              June 30,   December 31,    June 30,     December 31,     June 30,
ASSETS ($ IN THOUSANDS)                        2005         2004          2004           2004            2004
                                            -----------  ------------  -----------   -------------  -------------
Cash on hand and in banks                   $   109,402        79,300       69,848          30,102         39,554
Investment securities, interest bearing
   deposits, FHLB stock, FRB stock, and
   fed funds                                  1,114,334     1,098,633    1,148,900          15,701        (34,566)
Loans:
   Real estate                                  505,296       393,141      339,945         112,155        165,351
   Commercial                                 1,215,919       991,081      934,100         224,838        281,819
   Consumer                                     433,900       344,075      322,345          89,825        111,555
                                            -----------     ---------    ---------         -------        -------
      Total loans                             2,155,115     1,728,297    1,596,390         426,818        558,725
   Allowance for loan losses                    (32,917)      (26,492)     (25,146)         (6,425)        (7,771)
                                            -----------     ---------    ---------         -------        -------
      Total loans net of allowance for
      loan losses                             2,122,198     1,701,805    1,571,244         420,393        550,954
                                            -----------     ---------    ---------         -------        -------
Other assets                                    186,001       130,999      125,917          55,002         60,084
                                            -----------     ---------    ---------         -------        -------
   Total Assets                             $ 3,531,935     3,010,737    2,915,909         521,198        616,026
                                            ===========     =========    =========         =======        =======

At June 30, 2005 total assets were $3.532 billion, which is $616 million greater than the June 30, 2004 assets of $2.916 billion, an increase of 21 percent, and $521 million greater than at December 31, 2004, an increase of 17 percent. Without the $417 million in assets acquired in acquisitions, total assets are up $199 million from a year ago, or 7 percent, and $104 million, or 3 percent from year end 2004.

Total loans have increased $559 million from June 30, 2004, or 35 percent, with the growth occurring in all loan categories. Commercial loans have increased $282 million, or 30 percent, real estate loans gained $165 million, or 49 percent, and consumer loans grew by $112 million, or 35 percent. Acquisitions added $182 million of the total with internal growth contributing $377 million, a 24 percent increase.

Loan volume continues to be very strong with internal loan growth of $245 million since December 31, 2004, or 14 percent. Including loans acquired, commercial loans are up by $225 million, or 23 percent, real estate loans increased by $112 million, or 29 percent, and consumer loans gained $90 million, or 26 percent.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold, have decreased $35 million from June 30, 2004. Without the acquisitions, investments would have declined $167 million, or 15 percent, from June 30, 2004. Cash flow from investment pay downs is now being used to fund the significant growth in loans.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the six months ended June 30, 2005 and 2004 were $175 million and $143 million, respectively, and for the three months ended June 30, 2005 and 2004 were $116 million and $76 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at June 30, 2005 was approximately $197 million.

                                                                              $ change from  $ change from
                                          June 30,   December 31,   June 30,   December 31,     June 30,
LIABILITIES  ($ IN THOUSANDS)               2005         2004        2004          2004          2004
                                        -----------  ------------  ---------  -------------  -------------
Non-interest bearing deposits           $   630,983       460,059    402,337        170,924        228,646
Interest bearing deposits                 1,576,872     1,269,649  1,233,418        307,223        343,454
Advances from Federal Home Loan Bank        804,047       818,933    848,770        (14,886)       (44,723)
Securities sold under agreements to
   repurchase and other borrowed funds      100,811        81,215     86,319         19,596         14,492
Other liabilities                            36,463        30,697     23,001          5,766         13,462
Subordinated debentures                      85,000        80,000     80,000          5,000          5,000
                                        -----------     ---------  ---------        -------        -------
     Total liabilities                  $ 3,234,176     2,740,553  2,673,845        493,623        560,331
                                        ===========     =========  =========        =======        =======

Non-interest bearing deposits have increased $229 million, or 57 percent, since June 30, 2004. Without acquisitions the increase was $102 million, or 25 percent. Since December 31, 2004 the increase was $171 million, and without acquisitions $44 million, or 10 percent. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Interest bearing deposits have increased $343 million from June 30, 2004 with $222 million from the acquisitions. Since December 31, 2004, without acquisitions, interest bearing deposits increased $85 million. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances decreased $45 million, and repurchase agreements and other borrowed funds increased $14 million from June 30, 2004. Since December 31, 2004 Federal Home Loan Bank advances declined $15 million, and repurchase agreements and other borrowed funds increased $20 million.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, eight of the nine banking subsidiaries are members of the FHLB. As of June 30, 2005, the Company had $1.241 billion of available FHLB line of which $804 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During the first six months of 2005, all nine financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                                                     $ change from    $ change from
STOCKHOLDERS' EQUITY                            June 30,   December 31,   June 30,     December 31,      June 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)            2005         2004         2004          2004             2004
                                               ----------  ------------  ----------  --------------   -------------
Common equity                                  $  291,062       264,250     246,667          26,812          44,395
Accumulated other comprehensive income (loss)       6,697         5,934      (4,603)            763          11,300
                                               ----------       -------     -------          ------          ------
   Total stockholders' equity                  $  297,759       270,184     242,064          27,575          55,695
                                               ==========       =======     =======          ======          ======

Stockholders' equity to total assets                 8.43%         8.97%       8.30%
Book value per common share                    $     9.53          8.80        7.92            0.73            1.61
Market price per share at end of quarter       $    26.13         27.23       22.54           (1.10)           3.59

      Total equity and book value per share amounts have increased substantially from June 30, 2004 and from year end 2004, primarily the result of earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, increased $11 million from June 30, 2004 and $763 thousand from year end 2004, primarily a function of interest rate changes.

                                                                  June 30,        December 31,        June 30,
                                                               -------------    -------------       -----------
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                        2005              2004              2004
                                                               -------------    -------------       -----------
Allowance for loan losses                                      $      32,917           26,492            25,146

Non-performing assets                                          $       8,093            9,608            10,654

Allowance as a percentage of non performing assets                       407%             276%              236%

Non-performing assets as a percentage of total assets                   0.23%            0.32%             0.37%

Allowance as a percentage of total loans                                1.53%            1.53%             1.58%

Net charge-offs as a percentage of loans                               0.021%           0.098%            0.040%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at June 30, 2005 were at ..23 percent, a decrease from .37 percent at June 30, 2004 and .32 percent at December 31, 2004. This compares favorably to the Federal Reserve Bank Peer Group average of .45 percent at March 31, 2004, the most recent information available. The allowance for loan losses was 407 percent of non-performing assets at June 31, 2005, compared to 236 percent a year ago. The allowance, including $3.834 million from acquisitions, has increased $7.771 million, or 31 percent, from a year ago. The allowance of $32.917 million, is 1.53 percent of June 30, 2005 total loans outstanding, down slightly from the 1.58 percent a year ago. The second quarter provision for loan losses expense was $1.552 million, an increase of $587 thousand from the same quarter in 2004. The additional expense relates to the continuing growth in the number and average size of loans.

  RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2004.

Operating results include amounts resulting from the acquisitions from the acquisition date forward.

REVENUE SUMMARY
($ IN THOUSANDS)                                               Three months ended June 30,
                                               ---------------------------------------------------------
                                                  2005              2004          $ change      % change
                                               ------------     ------------    -------------  ---------
Net interest income                            $     32,087     $     25,779    $       6,308         24%

Non-interest income
   Service charges, loan fees, and other fees         7,850            6,322            1,528         24%
   Gain on sale of loans                              2,884            2,026              858         42%
   Loss on sale of investments                         (107)               -             (107)        n/m
   Other income                                         886              500              386         77%
                                               ------------     ------------    -------------         --
      Total non-interest income                      11,513            8,848            2,665         30%
                                               ------------     ------------    -------------         --
                                               $     43,600     $     34,627    $       8,973         26%
                                               ============     ============    =============         ==

Tax equivalent net interest margin                     4.12%            4.04%
                                               ============     ============

Net Interest Income

Net interest income for the quarter increased $6.308 million, or 24 percent, over the same period in 2004, and $3.631 million from the first quarter of 2005. Total interest income increased $11.104 million, or 31 percent, while total interest expense was $4.796 million, or 50 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The Federal Reserve Bank has increased targeted fed funds rates nine times, 225 basis points, in the last twelve months. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.12 percent which was higher than the 4.04 percent result for the second quarter of 2004. The margin for the second quarter also increased from the 4.08 percent experienced for the first quarter of 2005. The second quarter interest margin was reduced by not receiving FHLB dividends for the 2005 quarter. FHLB dividends received were $444 thousand less than the same quarter last year.

Non-interest Income

Fee income increased $1.528 million, or 24 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer services offered. Gain on sale of loans increased $858 thousand from the second quarter of last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $386 thousand higher than the second quarter of 2004 of which $220 thousand was from the sale of property held for future expansion that was no longer needed.

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)                                              Three months ended June 30,
                                               ---------------------------------------------------------
                                                  2005             2004           $ change      % change
                                               ------------     ------------    -------------  ---------
Compensation and employee benefits             $     12,474     $      9,851    $       2,623         27%
Occupancy and equipment expense                       3,152            2,733              419         15%
Outsourced data processing expense                      423              368               55         15%
Core deposit intangible amortization                    384              251              133         53%
Other expenses                                        6,043            4,805            1,238         26%
                                               ------------     ------------    -------------         --
      Total non-interest expense               $     22,476     $     18,008    $       4,468         25%
                                               ============     ============    =============         ==

Non-interest Expense

Non-interest expense increased by $4.468 million, or 25 percent, from the same quarter of 2004. Compensation and benefit expense increased $2.623 million, or 27 percent from the second quarter of 2004, with acquisitions, additional bank branches, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. The number of full-time-equivalent employees has increased from 842 to 1057, a 26 percent increase, since June 30, 2004. Occupancy and equipment expense increased $419 thousand, or 15 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $1.238 million, or 26 percent, primarily from acquisitions, audit costs from compliance with Sarbanes-Oxley rules, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) remained at 52 percent for the 2005 quarter, the same as 2004.

 OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

REVENUE SUMMARY
($ IN THOUSANDS)                                              Six months ended June 30,
                                                  -----------------------------------------------
                                                    2005          2004        $ change   % change
                                                  --------      --------     ---------   --------
Net interest income                               $ 60,543      $ 52,168     $   8,375         16%

Non-interest income
   Service charges, loan fees, and other fees       14,332        11,414         2,918         26%
   Gain on sale of loans                             4,976         3,797         1,179         31%
   Loss on sale of investments                        (137)            -          (137)       n/m
   Other income                                      1,450         1,048           402         38%
                                                  --------      --------     ---------        ---
      Total non-interest income                     20,621        16,259         4,362         27%
                                                  --------      --------     ---------        ---
                                                  $ 81,164      $ 68,427     $  12,737         19%
                                                  ========      ========     =========        ===

Tax equivalent net interest margin                    4.10%         4.17%
                                                  ========      ========

Net Interest Income

Net interest income for the six months increased $8.375 million, or 16 percent, over the same period in 2004. Total interest income increased $16.146 million, or 23 percent, while total interest expense was $7.771 million, or 41 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.10 percent which was lower than the
4.17 percent result for the same six months of 2004. The interest margin was reduced by lower FHLB dividends in 2005. FHLB dividends received were $699 thousand less than the same period last year.

Non-interest Income

Total non-interest income increased $4.362 million, or 27 percent in 2005. Fee income increased $2.918 million, or 26 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $1.179 million, or 31 percent, from the first six months of last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $402 higher than 2004 of which $220 was from the sale of property held for future expansion that was no longer needed, and the remainder from various volume increases.

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)                                         Six months ended June 30,
                                            -----------------------------------------------
                                              2005          2004         $ change  % change
                                            --------      --------       --------  --------
Compensation and employee benefits          $ 23,418      $ 19,657       $  3,761        19%
Occupancy and equipment expense                6,007         5,364            643        12%
Outsourced data processing expense               655           781           (126)      -16%
Core deposit intangible amortization             667           545            122        22%
Other expenses                                10,803         9,087          1,716        19%
                                            --------      --------       --------       ---
      Total non-interest expense            $ 41,550      $ 35,434       $  6,116        17%
                                            ========      ========       ========       ===

Non-interest Expense

Non-interest expense increased by $6.116 million, or 17 percent, from the same six months of 2004. Compensation and benefit expense increased $3.761 million, or 19 percent from the prior year, with acquisitions, additional bank branches, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. Occupancy and equipment expense increased $643 thousand, or 12 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $1.716 million, or 19 percent, primarily from acquisitions, audit costs from compliance with Sarbanes-Oxley rules, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) improved to 51 percent from 52 percent for the first six months of 2005.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2005, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a)   Not Applicable

      (b)   Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      (a)   The Company's Annual Shareholders' Meeting was held April 27, 2005

      (b)   Not Applicable

      (c) A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

            (1) Election of Directors for three-year terms expiring in 2008 and until their successors have been elected to qualified.

                  Michael J. Blodnick -
                           Votes Cast For: 21,725,560
                           Votes Cast Witheld: 692,075

                  Allen J. Fetscher -
                           Votes Cast For: 21,726,841
                           Votes Cast Witheld: 690,793

                  Fred J. Flanders -
                           Votes Cast For: 21,510,576
                           Votes Cast Witheld: 907,059

            (2)   Approval of 2005 Stock Incentive Plan
                           Votes Cast For: 15,500,668
                           Votes Cast Against: 2,357,525
                           Abstain: 189,891

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

                                                GLACIER BANCORP, INC.

August 4, 2005                                  /s/ Michael J. Blodnick
                                                -----------------------
                                                Michael J. Blodnick
                                                President/CEO

August 4, 2005                                  /s/ James H. Strosahl
                                                ---------------------
                                                James H. Strosahl
                                                Executive Vice President/CFO