Form 10-Q
period 2005-09-30
GLACIER BANCORP INC
filed 2005-11-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _________________


                             COMMISSION FILE  0-18911
                                              -------

                              GLACIER BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)



                  MONTANA                                       81-0519541
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (IRS Employer
              or organization)                              Identification No.)


 49 Commons Loop, Kalispell, Montana                              59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code            (406) 756-4200
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares of Registrant's common stock outstanding on October 25, 2005 was 31,382,842. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                      Page #
                                                                                                      ------
PART I. FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition - Unaudited
                  September 30, 2005, and September 30, 2004 and audited December 31, 2004 ........      3

                  Condensed Consolidated Statements of Operations -
                  Unaudited three and nine months ended September 30, 2005 and 2004 ...............      4

                  Condensed Consolidated Statements of Stockholders' Equity and
                  Other Comprehensive Income - Audited year ended December 31,
                  2004 and unaudited nine months ended September 30, 2005 .........................      5

                  Condensed Consolidated Statements of Cash Flows -
                  Unaudited nine months ended September 30, 2005 and 2004 .........................      6

                  Notes to Condensed Consolidated Financial Statements - Unaudited ................      7

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ................................     20

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk .......................     27

         Item 4 - Controls and Procedures .........................................................     27

PART II. OTHER INFORMATION ........................................................................     27

         Item 1 - Legal Proceedings ...............................................................     27

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .....................     27

         Item 3 - Defaults Upon Senior Securities..................................................     27

         Item 4 - Submission of Matters to a Vote of Security Holders .............................     28

         Item 5 - Other Information ...............................................................     28

         Item 6 - Exhibits ........................................................................     28

         Signatures ...............................................................................     28

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

         (Dollars in thousands, except per share data)                SEPTEMBER 30,   December 31,    September 30,
                                                                          2005           2004             2004
                                                                          ----           ----             ----
                                                                      (UNAUDITED)                     (unaudited)
ASSETS:
 Cash on hand and in banks ....................................      $   114,781          79,300          69,625
 Fed funds sold ...............................................            8,137              --              --
 Interest bearing cash deposits ...............................           19,117          13,007           9,001
                                                                     -----------      ----------      ----------
   Cash and cash equivalents ..................................          142,035          92,307          78,626

 Investment securities, available-for-sale ....................        1,024,485       1,085,626       1,136,666
 Loans receivable, net ........................................        2,207,249       1,687,329       1,643,984
 Loans held for sale ..........................................           26,800          14,476          15,630
 Premises and equipment, net ..................................           73,579          55,732          54,244
 Real estate and other assets owned, net ......................            1,803           2,016             493
 Accrued interest receivable ..................................           17,515          15,637          15,494
 Core deposit intangible, net .................................            7,516           4,939           5,204
 Goodwill .....................................................           72,382          37,376          37,376
 Other assets .................................................           16,516          15,299          14,982
                                                                     -----------      ----------      ----------
                                                                     $ 3,589,880       3,010,737       3,002,699
                                                                     ===========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Non-interest bearing deposits ................................      $   684,151         460,059         438,578
 Interest bearing deposits ....................................        1,702,977       1,269,649       1,249,543
 Advances from Federal Home Loan Bank of Seattle ..............          654,368         818,933         854,056
 Securities sold under agreements to repurchase ...............          111,196          76,158          73,074
 Other borrowed funds .........................................           12,313           5,057           9,612
 Accrued interest payable .....................................            5,784           4,864           5,439
 Deferred tax liability .......................................            7,644           8,392           8,375
 Subordinated debentures ......................................           85,000          80,000          80,000
 Other liabilities ............................................           21,047          17,441          21,044
                                                                     -----------      ----------      ----------
   Total liabilities ..........................................        3,284,480       2,740,553       2,739,721
                                                                     -----------      ----------      ----------

 Preferred shares, 1,000,000 shares authorized. None outstanding              --              --              --
 Common stock, $01 par value per share. 62,500,000 shares
   authorized .................................................              313             307             306
 Paid-in capital ..............................................          240,197         227,552         225,586
 Retained earnings - substantially restricted .................           60,682          36,391          29,005
 Accumulated other comprehensive income .......................            4,208           5,934           8,081
                                                                     -----------      ----------      ----------
   Total stockholders' equity .................................          305,400         270,184         262,978
                                                                     -----------      ----------      ----------
                                                                     $ 3,589,880       3,010,737       3,002,699
                                                                     ===========      ==========      ==========

 Number of shares outstanding .................................       31,345,769      30,686,763      30,634,181
 Book value per share .........................................      $      9.74            8.80            8.58

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - dollars in thousands, except per share data)    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------    --------------------------------        -------------------------------
                                                                  2005                2004               2005               2004
                                                                  ----                ----               ----               ----
INTEREST INCOME:
 Real estate loans ............................               $      8,946              5,865             23,658             16,554
 Commercial loans .............................                     21,803             14,744             57,915             41,682
 Consumer and other loans .....................                      7,666              5,166             20,407             14,914
 Investment securities and other ..............                     11,155             11,865             34,642             35,396
                                                              ------------         ----------        -----------         ----------
      Total interest income ...................                     49,570             37,640            136,622            108,546
                                                              ------------         ----------        -----------         ----------
INTEREST EXPENSE:
 Deposits .....................................                      6,914              3,510             16,565             10,406
 Federal Home Loan Bank of Seattle advances ...                      5,830              4,787             16,843             13,723
 Securities sold under agreements to repurchase                        804                231              1,803                565
 Subordinated debentures ......................                      1,633              1,547              4,817              4,064
 Other borrowed funds .........................                        629                180              2,291                235
                                                              ------------         ----------        -----------         ----------
      Total interest expense ..................                     15,810             10,255             42,319             28,993
                                                              ------------         ----------        -----------         ----------

NET INTEREST INCOME ...........................                     33,760             27,385             94,303             79,553
 Provision for loan losses ....................                      1,607              1,200              4,649              2,995
                                                              ------------         ----------        -----------         ----------
      Net interest income after provision for
         loan losses ..........................                     32,153             26,185             89,654             76,558
                                                              ------------         ----------        -----------         ----------
NON-INTEREST INCOME:
 Service charges and other fees ...............                      6,575              5,331             18,020             14,386
 Miscellaneous loan fees and charges ..........                      1,806              1,106              4,693              3,465
 Gains on sale of loans .......................                      3,258              2,211              8,234              6,008
 Loss on sale of investments ..................                         (1)                --               (138)                --
 Other income .................................                        698                489              2,148              1,537
                                                              ------------         ----------        -----------         ----------
      Total non-interest income ...............                     12,336              9,137             32,957             25,396
                                                              ------------         ----------        -----------         ----------
NON-INTEREST EXPENSE:
 Compensation, employee benefits and related
    expenses ..................................                     13,685             10,067             37,103             29,724
 Occupancy and equipment expense ..............                      3,356              2,662              9,363              8,026
 Outsourced data processing expense ...........                        615                346              1,270              1,127
 Core deposit intangibles amortization ........                        388                265              1,055                810
 Other expenses ...............................                      6,132              4,649             16,935             13,736
                                                              ------------         ----------        -----------         ----------
      Total non-interest expense ..............                     24,176             17,989             65,726             53,423
                                                              ------------         ----------        -----------         ----------
EARNINGS BEFORE INCOME TAXES ..................                     20,313             17,333             56,885             48,531

 Federal and state income tax expense .........                      6,738              5,653             18,700             15,478
                                                              ------------         ----------        -----------         ----------
NET EARNINGS ..................................               $     13,575             11,680             38,185             33,053
                                                              ============         ==========        ===========         ==========
Basic earnings per share ......................               $       0.43               0.38               1.23               1.08
Diluted earnings per share ....................               $       0.42               0.37               1.21               1.06
Dividends declared per share ..................               $       0.15               0.14               0.44               0.41
Return on average assets (annualized) .........                       1.52%              1.57%              1.51%              1.54%
Return on average equity (annualized) .........                      17.88%             18.12%             17.67%             17.74%
Average outstanding shares - basic ............                 31,304,413         30,600,409         31,100,946         30,535,546
Average outstanding shares - diluted ..........                 31,960,244         31,164,520         31,673,706         31,073,706

 See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                               AUDITED YEAR ENDED
      DECEMBER 31, 2004 AND UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                             Retained     Accumulated       Total
                                                         Common Stock                        earnings     other comp-       stock-
                                                     --------------------       Paid-in    substantially   rehensive       holders'
(Dollars in thousands, except per share data)        Shares        Amount       capital      restricted      income         equity
---------------------------------------------        ------        ------       -------      ----------      ------         ------
Balance at December 31, 2003 ...............       30,254,173       $ 303        222,527         8,393        6,616        237,839

Comprehensive income:
     Net earnings ..........................               --          --             --        44,616           --         44,616
     Unrealized loss on securities, net of
       reclassification adjustment and taxes               --          --             --            --         (682)          (682)
                                                                                                                          --------
Total comprehensive income .................                                                                                43,934
                                                                                                                          --------
Cash dividends declared ($.54 per share) ...               --          --             --       (16,618)          --        (16,618)
Stock options exercised ....................          522,094           5          5,434            --           --          5,439
Repurchase and retirement of stock .........          (89,063)         (1)        (1,804)           --           --         (1,805)
Acquisition of fractional shares ...........             (441)         --             (9)           --           --             (9)
Tax benefit from stock related compensation                --          --          1,404            --           --          1,404
                                                  -----------       -----       --------       -------       ------       --------
Balance at December 31, 2004 ...............       30,686,763       $ 307        227,552        36,391        5,934        270,184

Other comprehensive income:
     Net earnings ..........................               --          --             --        38,185           --         38,185
     Unrealized loss on securities, net of
       reclassification adjustment and taxes               --          --             --            --       (1,726)        (1,726)
                                                                                                                          --------
Total other comprehensive income ...........                                                                                36,459
                                                                                                                          --------
Cash dividends declared ($.44 per share) ...               --          --             --       (13,894)          --        (13,894)
Stock options exercised ....................          305,905           2          3,942            --           --          3,944
Acquisition of fractional shares ...........             (337)         --             (8)           --           --             (8)
Stock issued in connection of acquisition of
  Citizens Community Bank ..................          353,438           4          8,711            --           --          8,715
                                                  -----------       -----       --------       -------       ------       --------
Balance at September 30, 2005 (unaudited) ..       31,345,769       $ 313        240,197        60,682        4,208        305,400
                                                  ===========       =====       ========       =======       ======       ========

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (UNAUDITED - dollars in thousands)                    NINE MONTHS ENDED SEPTEMBER 30,
                      ----------------------------------                    -------------------------------
                                                                                2005               2004
                                                                                ----               ----
OPERATING ACTIVITIES:
   Net cash provided by operating activities .........................        $  49,342           55,340
                                                                              ---------         --------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities and prepayments of
      investments available-for-sale .................................          290,540          185,037
  Purchases of investments available-for-sale ........................         (109,211)        (227,988)
  Principal collected on installment and commercial loans ............          549,964          457,348
  Installment and commercial loans originated or acquired ............         (839,240)        (632,755)
  Principal collections on mortgage loans ............................          329,594          214,558
  Mortgage loans originated or acquired ..............................         (385,971)        (272,699)
  Net purchase of FHLB and FRB stock .................................              (14)          (1,943)
  Net funds received on acquisition of banks and branches ............            3,651           14,524
  Net addition of premises and equipment .............................          (12,721)          (4,374)
                                                                              ---------         --------
       NET CASH USED IN INVESTING ACTIVITIES .........................         (173,408)        (268,292)
                                                                              ---------         --------
FINANCING ACTIVITIES:
  Net increase in deposits ...........................................          308,024           75,356
  Net (decrease) increase in FHLB advances and other borrowed funds ..         (159,310)          78,355
  Net increase in securities sold under repurchase agreements ........           35,038           16,106
  Proceeds from issuance of subordinated debentures ..................               --           45,000
  Cash dividends paid ................................................          (13,894)         (12,441)
  Proceeds from exercise of stock options and other stock issued .....            3,944            4,876
  Repurchase and retirement of stock .................................               --           (1,805)
  Cash paid for acquisition of fractional shares .....................               (8)              (9)
                                                                              ---------         --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................          173,794          205,438
                                                                              ---------         --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........           49,728           (7,514)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................           92,307           86,140
                                                                              ---------         --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................        $ 142,035           78,626
                                                                              =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for: Interest .........................        $  41,400           27,907
                                    Income taxes......................        $  18,077           12,129

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2005

                                    FIRST NATIONAL        CITIZENS BANK
                                   BANKS - WEST CO.      HOLDING COMPANY
                                   ----------------      ---------------
Fair Value of assets acquired          $267,126             126,394
Cash paid for the capital stock          41,000               8,602
Capital stock issued                         --               8,715
Liabilities assumed                     226,126             109,077

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2005, and September 30, 2004, stockholders' equity for the nine months ended September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated statement of financial condition and statement of stockholders' equity and other comprehensive income of the Company as of December 31, 2004 have been derived from the audited consolidated statements of the Company as of that date.

         The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

         The following abbreviated organizational chart illustrates the various relationships:

                                                      ------------------------
                                                        Glacier Bancorp, Inc.
                                                      (Parent Holding Company)
                                                      ------------------------

------------------------------    ------------------------------    -----------------------------   -------------------------------
         Glacier Bank                   Mountain West Bank               First Security Bank             Western Security Bank
      (Commercial bank)                 (Commercial bank)                    of Missoula                   (Commercial bank)
                                                                          (Commercial bank)
------------------------------    ------------------------------    -----------------------------   -------------------------------

------------------------------    ------------------------------    -----------------------------   -------------------------------
  First National Bank - West                 Big Sky                         Valley Bank                      Glacier Bank
      (Commercial bank)                    Western Bank                       of Helena                       of Whitefish
                                        (Commercial bank)                 (Commercial bank)                (Commercial bank)
------------------------------    ------------------------------    -----------------------------   -------------------------------

------------------------------    ------------------------------    -----------------------------   -------------------------------
   Citizens Community Bank
      (Commercial bank)              Glacier Capital Trust I          Glacier Capital Trust II      Citizens (ID) Statutory Trust I
------------------------------    ------------------------------    -----------------------------   -------------------------------

3)       Ratios

         Returns on average assets and average equity were calculated based on daily averages.

4)       Dividends Declared

         On April 26, 2005, the Board of Directors declared a five-for-four stock split payable May 26, 2005 to shareholders of record on May 10, 2005, and all share and per share amounts have been restated to reflect the effects of the stock split. On September 28, 2005, the Board of Directors declared a $.15 per share quarterly cash dividend payable on October 20, 2005 to stockholders of record on October 11, 2005.

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

         The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                              Three             Three              Nine              Nine
                                           months ended      months ended      months ended      months ended
                                          Sept. 30, 2005    Sept. 30, 2004    Sept. 30, 2005    Sept. 30, 2004
                                          --------------    --------------    --------------    --------------
Net earnings available to common
   stockholders ....................        $13,575,000        11,680,000        38,185,000        33,053,000

Average outstanding shares - basic .         31,304,413        30,600,409        31,100,946        30,535,546
Add:  Dilutive stock options .......            655,831           564,111           572,760           538,160
                                            -----------        ----------        ----------        ----------
Average outstanding shares - diluted         31,960,244        31,164,520        31,673,706        31,073,706
                                            ===========        ==========        ==========        ==========


Basic earnings per share ...........        $      0.43              0.38              1.23              1.08
                                            ===========        ==========        ==========        ==========

Diluted earnings per share .........        $      0.42              0.37              1.21              1.06
                                            ===========        ==========        ==========        ==========

         There were approximately 197,209 and 0 shares excluded from the nine months ended diluted share calculation as of September 30, 2005, and 2004, respectively, due to the option exercise price exceeding the market price.

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

                                                        Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                        ----------------------------          ---------------------------
                                                           2005               2004              2005              2004
                                                           ----               ----              ----              ----
Net earnings (in thousands):   As reported              $ 13,575             11,680            38,185            33,053
                               Compensation cost            (207)              (129)             (622)             (374)
                                                        --------             ------            ------            ------
                               Pro forma                  13,368             11,551            37,563            32,679
                                                        ========             ======            ======            ======

Basic earnings per share:      As reported                  0.43               0.38              1.23              1.08
                               Compensation cost              --                 --             (0.02)            (0.01)
                                                        --------             ------            ------            ------
                               Pro forma                    0.43               0.38              1.21              1.07
                                                        ========             ======            ======            ======

Diluted earnings per share:    As reported                  0.42               0.37              1.21              1.06
                               Compensation cost              --                 --             (0.02)            (0.01)
                                                        --------             ------            ------            ------
                               Pro forma                    0.42               0.37              1.19              1.05
                                                        ========             ======            ======            ======

          In December, 2004, FASB Statement 123R was issued, which supersedes and replaces FASB Statement 123. FASB 123R requires recognition of compensation cost related to share-based payment plans to be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The Company will adopt the statement at the earliest required adoption date.

7)       Investments

         A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale, is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2005

                    (Dollars in thousands)                                                                             Estimated
                                                      Weighted     Amortized             Gross Unrealized                Fair
U.S. GOVERNMENT AND FEDERAL AGENCIES:                   Yield         Cost           Gains             Losses            Value
                                                        -----         ----           -----             ------            -----
  maturing within five years ................           4.26%     $    3,957             --              (12)            3,945
  maturing five years through ten years .....           6.02%            332              6               --               338
  maturing after ten years ..................           3.80%            361              2               --               363
                                                                  ----------         ------           ------         ---------
                                                        4.35%          4,650              8              (12)            4,646
                                                                  ----------         ------           ------         ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................           3.47%            603             --               --               603
  maturing one year through five years ......           4.75%          2,927             43               (8)            2,962
  maturing five years through ten years .....           4.71%          7,659            328               (7)            7,980
  maturing after ten years ..................           5.09%        289,674         14,002             (267)          303,409
                                                                  ----------         ------           ------         ---------
                                                        5.07%        300,863         14,373             (282)          314,954
                                                                  ----------         ------           ------         ---------
MORTGAGE-BACKED SECURITIES ..................           4.49%         70,545            398             (979)           69,964

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....           4.01%        583,497            321           (6,684)          577,134

FHLMC AND FNMA STOCK ........................           5.74%          7,593             --             (198)            7,395

FHLB AND FRB STOCK, AT COST .................           0.70%         50,392             --               --            50,392
                                                                  ----------         ------           ------         ---------
     TOTAL INVESTMENTS ......................           4.21%     $1,017,540         15,100           (8,155)        1,024,485
                                                                  ==========         ======           ======         =========

                       INVESTMENTS AS OF DECEMBER 31, 2004

                                                                                                                       Estimated
             (Dollars in thousands)                   Weighted    Amortized             Gross Unrealized                 Fair
                                                        Yield        Cost            Gains            Losses             Value
                                                        -----        ----            -----            ------             -----
U.S. GOVERNMENT AND FEDERAL AGENCIES:
  maturing within one year ..................           1.29%     $      251             --               --               251
  maturing five years through ten years .....           4.62%            350              6               --               356
  maturing after ten years ..................           3.08%            481              2               (1)              482
                                                                  ----------         ------           ------         ---------
                                                        3.16%          1,082              8               (1)            1,089
                                                                  ----------         ------           ------         ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................           5.30%            518              8               --               526
  maturing one year through five years ......           5.37%          1,205             64               --             1,269
  maturing five years through ten years .....           4.69%          6,514            324               --             6,838
  maturing after ten years ..................           5.13%        292,102         12,971           (1,098)          303,975
                                                                  ----------         ------           ------         ---------
                                                        5.12%        300,339         13,367           (1,098)          312,608
                                                                  ----------         ------           ------         ---------
MORTGAGE-BACKED SECURITIES ..................           4.99%         56,629            919             (503)           57,045

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....           3.77%        660,389          1,624           (4,469)          657,544

FHLMC AND FNMA STOCK ........................           5.74%          7,593             --              (56)            7,537

FHLB AND FRB STOCK, AT COST .................           3.22%         49,803             --               --            49,803
                                                                  ----------         ------           ------         ---------
     TOTAL INVESTMENTS ......................           4.20%     $1,075,835         15,918           (6,127)        1,085,626
                                                                  ==========         ======           ======         =========

         Interest income includes tax-exempt interest for the nine months ended September 30, 2005 and 2004 of $10,382,000 and $10,432,000,
         respectively, and for the three months ended September 30, 2005 and 2004 of $3,450,000 and $3,473,000, respectively.

         Gross proceeds from sales of investment securities for the nine months ended September 30, 2005 and 2004 were $116,129,000 and $0 respectively, resulting in gross gains of approximately $471,000 and $0 and gross losses of approximately $609,000 and $0, respectively. The cost of any investment sold is determined by specific identification.

8)       Loans

         The following table summarizes the Company's loan portfolio:

               TYPE OF LOAN                            At                             At                              At
          (Dollars in Thousands)                   9/30/2005                      12/31/2004                       9/30/2004
          ----------------------                   ---------                      ----------                       ---------
                                             Amount         Percent          Amount         Percent          Amount          Percent
                                             ------         -------          ------         -------          ------          -------
Real Estate Loans:
    Residential first mortgage loans      $   515,676         23.1%       $   382,750         22.5%       $   362,234         21.7%
    Loans held for sale                        26,800          1.2%            14,476          0.9%            15,630          1.0%
                                          -----------        -----        -----------        -----        -----------        -----
        Total                                 542,476         24.3%           397,226         23.4%           377,864         22.7%

Commercial Loans:
    Real estate                               676,547         30.3%           526,455         30.9%           495,617         29.9%
    Other commercial loans                    609,880         27.3%           466,582         27.4%           480,068         28.9%
                                          -----------        -----        -----------        -----        -----------        -----
        Total                               1,286,427         57.6%           993,037         58.3%           975,685         58.8%

Consumer and Other Loans:
    Consumer loans                            156,981          7.0%            95,663          5.6%            90,771          5.5%
    Home equity loans                         290,484         13.0%           248,684         14.6%           247,645         14.9%
                                          -----------        -----        -----------        -----        -----------        -----
        Total                                 447,465         20.0%           344,347         20.2%           338,416         20.4%
    Net deferred loan fees, premiums
         and discounts                         (7,813)        -0.4%            (6,313)        -0.3%            (6,276)        -0.3%
    Allowance for Losses                      (34,506)        -1.5%           (26,492)        -1.6%           (26,075)        -1.6%
                                          -----------        -----        -----------        -----        -----------        -----
Net Loans                                 $ 2,234,049        100.0%       $ 1,701,805        100.0%       $ 1,659,614        100.0%
                                          ===========        =====        ===========        =====        ===========        =====

The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in Thousands)                           At            At             At
                                             9/30/2005     12/31/2004      9/30/2004
                                             ---------     ----------      ---------
Non-accrual loans:
    Real estate loans                          $    7           847            685
    Commercial loans                            3,035         4,792          7,571
    Consumer and other loans                      244           311            367
                                               ------         -----         ------
      Total                                    $3,286         5,950          8,623
Accruing Loans 90 days or more overdue:
    Real estate loans                             528           179            287
    Commercial loans                            1,997         1,067          2,485
    Consumer and other loans                      248           396            420
                                               ------         -----         ------
      Total                                    $2,773         1,642          3,192

Real estate and other assets owned, net         1,803         2,016            493
                                               ------         -----         ------
Total non-performing assets                    $7,862         9,608         12,308
                                               ======         =====         ======
  As a percentage of total assets                0.22%         0.32%          0.41%

Interest Income (1)                            $  165           372            398

----------
(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:


ALLOWANCE FOR LOAN LOSS                    Nine months ended   Year ended     Nine months ended
                                             September 30,     December 31,     September 30,
   (Dollars in Thousands)                        2005             2004              2004
   ----------------------                        ----             ----              ----
Balance at beginning of period                $ 26,492           23,990            23,990
 Charge offs:
  Real estate loans                               (109)            (419)             (237)
  Commercial loans                                (631)          (1,150)             (497)
  Consumer and other loans                        (421)            (776)             (594)
                                              --------          -------           -------
   Total charge offs                          $ (1,161)          (2,345)           (1,328)
                                              --------          -------           -------

 Recoveries:
  Real estate loans                                 76              171                53
  Commercial loans                                 333              120                94
  Consumer and other loans                         283              361               271
                                              --------          -------           -------
   Total recoveries                           $    692              652               418
                                              --------          -------           -------

 Chargeoffs, net of recoveries                    (469)          (1,693)             (910)
 Acquisition (1)                                 3,834               --                --
 Provision                                       4,649            4,195             2,995
                                              --------          -------           -------
Balance at end of period                      $ 34,506           26,492            26,075
                                              ========          =======           =======
Ratio of net charge offs to average
   loans outstanding during the period            0.02%            0.10%             0.05%

----------
(1) Acquisition of First National Bank-West, Citizens Community Bank, and Bonner's Ferry branch

The following table summarizes the allocation of the allowance for loan losses:

                                  September 30, 2005          December 31, 2004          September 30, 2004
                                  ------------------          -----------------          ------------------
                                                Percent                     Percent                   Percent
                                              of loans in                 of loans in               of loans in
   (Dollars in thousands)      Allowance        category    Allowance      category     Allowance     category
   ----------------------      ---------        --------    ---------      --------     ---------     --------
Real estate loans               $ 3,668           23.8%        2,693          22.9%        2,570          22.2%
Commercial real estate           11,635           29.7%        9,222          30.3%        8,738          29.4%
Other commercial                 12,819           26.8%        9,836          26.9%       10,136          28.4%

Consumer and other loans          6,384           19.7%        4,741          19.9%        4,631          20.0%
                                -------        -------       -------       -------       -------       -------
   Totals                       $34,506          100.0%       26,492         100.0%       26,075         100.0%
                                =======        =======       =======       =======       =======       =======

The Company acquired the following loans during 2005 for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

                                     Balance at       Balance at
                                    Acquisition     September 30,
      (Dollars in thousands)            Date            2005
      ----------------------            ----            ----
Contractually required payments
   receivable at acquisition:
      Commercial Loans                 $1,614            868
Cash flows expected to be
   collected at acquisition             1,440            817
Basis in acquired loans at
   acquisition                            994            642

9)       Intangible Assets

         The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of September 30, 2005:

                                                      Core Deposit         Mortgage
            (Dollars in thousands)                     Intangible      Servicing Rights (1)       Total
            ----------------------                     ----------      --------------------       -----
   Gross carrying value                                 $ 13,902
   Accumulated Amortization                               (6,386)
                                                        --------
   Net carrying value                                   $  7,516             1,179                 8,695
                                                        ========

WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                        10.0               9.5                   9.9

AGGREGATE AMORTIZATION EXPENSE
   For the three months ended September 30, 2005        $    388                70                   458
   For the nine months ended September 30, 2005         $  1,055               209                 1,264

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2005                 $  1,443               230                 1,673
   For the year ended December 31, 2006                    1,448                82                 1,530
   For the year ended December 31, 2007                    1,361                80                 1,441
   For the year ended December 31, 2008                    1,283                78                 1,361
   For the year ended December 31, 2009                    1,165                75                 1,240

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

10)      Deposits

         The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2005, according to the time remaining to maturity. Included in the three month CD maturities are brokered CD's in the amount of $105,800,000.

                               Certificates    Non-Maturity
(Dollars in thousands)          of Deposit       Deposits       Totals
----------------------          ----------       --------       ------
Within three months             $ 178,650        914,188      1,092,838
Three to six months                39,651             --         39,651
Seven to twelve months             41,616             --         41,616
Over twelve months                 36,253             --         36,253
                                ---------        -------      ---------
   Totals                       $ 296,170        914,188      1,210,358
                                =========        =======      =========

11)      Advances and Other Borrowings

         The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle
         (FHLB) advances and repurchase agreements:

                                                As of and           As of and             As of and
                                               for the nine          for the            for the nine
         (Dollars in thousands)                months ended         year ended          months ended
                                            September 30, 2005   December 31, 2004   September 30, 2004
                                            ------------------   -----------------   ------------------
FHLB Advances:
  Amount outstanding at end of period ..          $654,368             818,933             854,056
  Average balance ......................          $725,352             791,245             818,003
  Maximum outstanding at any month-end .          $858,961             862,136             862,136
  Weighted average interest rate .......              3.10%               2.34%               2.23%

Repurchase Agreements:
  Amount outstanding at end of period ..          $111,196              76,158              73,074
  Average balance ......................          $ 93,575              69,480              67,564
  Maximum outstanding at any month-end .          $111,196              80,265              73,074
  Weighted average interest rate .......              2.58%               1.25%               1.11%

12)      Stockholders' Equity

         The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2005.

               CONSOLIDATED                        Tier 1 (Core)         Tier 2 (Total)         Leverage
          (Dollars in thousands)                      Capital                Capital             Capital
          ----------------------                      -------                -------             -------
GAAP Capital .............................          $   305,400               305,400             305,400
Less:  Goodwill and intangibles ..........              (79,898)              (79,898)            (79,898)
    Accumulated other comprehensive

        Unrealized gain on AFS securities                (4,208)               (4,208)             (4,208)
    Other adjustments ....................                 (198)                 (198)               (198)
Plus:  Allowance for loan losses .........                   --                32,428                  --
    Subordinated debentures ..............               85,000                85,000              85,000
                                                    -----------             ---------         -----------
Regulatory capital computed ..............          $   306,096               338,524             306,096
                                                    ===========             =========         ===========

Risk weighted assets .....................          $ 2,593,321             2,593,321
                                                    ===========             =========
Total average assets .....................                                                    $ 3,468,660
                                                                                              ===========
Capital as % of defined assets ...........                11.80%                13.05%               8.82%
Regulatory "well capitalized" requirement                  6.00%                10.00%               5.00%
                                                    -----------             ---------         -----------
Excess over "well capitalized" requirement                 5.80%                 3.05%               3.82%
                                                    ===========             =========         ===========

13)      Other Comprehensive Income

         The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

                                                                   For the three months            For the nine months
                                                                    ended September 30,             ended September 30,
                  Dollars in thousands                             2005            2004            2005            2004
                  --------------------                             ----            ----            ----            ----
Net earnings                                                    $ 13,575          11,680          38,185          33,053

Unrealized holding (loss) gain arising during the period          (4,109)         20,932          (2,986)          2,421
Tax benefit (expense)                                              1,619          (8,248)          1,176            (956)
                                                                --------         -------         -------         -------
            Net after tax                                         (2,490)         12,684          (1,810)          1,465
Less reclassification adjustment for losses
   included in net income                                             (1)             --            (138)             --
Tax benefit                                                           --              --              54              --
                                                                --------         -------         -------         -------
            Net after tax                                             (1)             --             (84)             --

            Net unrealized (loss) gain on securities              (2,489)         12,684          (1,726)          1,465
                                                                --------         -------         -------         -------

                Total other comprehensive income                $ 11,086          24,364          36,459          34,518
                                                                ========         =======         =======         =======

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

                                                                  Nine months ended and as of September 30, 2005
                                              -------------------------------------------------------------------------------------
                                                               Mountain        First                        First
         (Dollars in thousands)                Glacier           West        Security        Western       National        Big Sky
         ----------------------                -------           ----        --------        -------       --------        -------
Revenues from external customers              $  32,882         40,563         28,259         19,823          8,752          13,543
Intersegment revenues                               540             15             67             --            117              --
Expenses                                        (24,686)       (32,001)       (20,204)       (15,271)        (6,958)        (10,050)
Intercompany eliminations                            --             --             --             --             --              --
                                              ---------       --------       --------       --------       --------      ----------
                            Net earnings      $   8,736          8,577          8,122          4,552          1,911           3,493
                                              =========       ========       ========       ========       ========      ==========
                            Total Assets      $ 684,732        754,504        607,975        439,614        271,856         273,724
                                              =========       ========       ========       ========       ========      ==========

                                                                                                                            Total
                                                Valley        Whitefish      Citizens        Other                      Consolidated
                                                ------        ---------      --------        -----                      ------------
Revenues from external customers                 12,001          8,348          5,523           (115)                       169,579
Intersegment revenues                               103             --             --         48,078                         48,920
Expenses                                         (9,166)        (5,992)        (4,467)        (2,599)                      (131,394)
Intercompany eliminations                            --             --             --        (48,920)                       (48,920)
                                              ---------       --------       --------       --------                     ----------
                            Net earnings          2,938          2,356          1,056         (3,556)                        38,185
                                              =========       ========       ========       ========                     ==========
                            Total Assets        251,187        172,563        142,642         (8,917)                     3,589,880
                                              =========       ========       ========       ========                     ==========

                                                              Nine months ended and as of September 30, 2004
                                                ------------------------------------------------------------------------------
                                                                   Mountain          First
      (Dollars in thousands)                      Glacier            West           Security         Western           Big Sky
      ----------------------                      -------            ----           --------         -------           -------
Revenues from external customers                $  29,084           29,914           26,648           19,180             10,660
Intersegment revenues                                 238               --               20                2                 --
Expenses                                          (21,032)         (24,067)         (18,123)         (13,950)            (7,970)
Intercompany eliminations                              --               --               --               --                 --
                                                ---------         --------         --------         --------         ----------
                            Net earnings        $   8,290            5,847            8,545            5,232              2,690
                                                =========         ========         ========         ========         ==========
                            Total Assets        $ 673,084          612,608          611,465          458,333            235,058
                                                =========         ========         ========         ========         ==========

                                                                                                                       Total
                                                 Valley          Whitefish          Other                           Consolidated
                                                 ------          ---------          -----                           ------------
Revenues from external customers                   10,539            6,957              960                             133,942
Intersegment revenues                                 104               --           40,986                              41,350
Expenses                                           (7,865)          (4,926)          (2,956)                           (100,889)
Intercompany eliminations                              --               --          (41,350)                            (41,350)
                                                ---------         --------         --------                          ----------
                            Net earnings            2,778            2,031           (2,360)                             33,053
                                                =========         ========         ========                          ==========
                            Total Assets          233,223          164,851           14,077                           3,002,699
                                                =========         ========         ========                          ==========

                                                               Three months ended and as of September 30, 2005
                                             ---------------------------------------------------------------------------------
                                                            Mountain       First                       First
         (Dollars in thousands)              Glacier          West        Security      Western       National       Big Sky
         ----------------------              -------          ----        --------      -------       --------       -------
Revenues from external customers             $  11,678        14,993         9,687         6,850         3,973           4,926
Intersegment revenues                              110            15            54            --            36              --
Expenses                                        (8,644)      (11,891)       (7,037)       (5,315)       (3,147)         (3,684)
Intercompany eliminations                           --            --            --            --            --              --
                                             ---------      --------      --------      --------      --------      ----------
                            Net earnings     $   3,144         3,117         2,704         1,535           862           1,242
                                             =========      ========      ========      ========      ========      ==========
                            Total Assets     $ 684,732       754,504       607,975       439,614       271,856         273,724
                                             =========      ========      ========      ========      ========      ==========

                                                                                                                      Total
                                              Valley       Whitefish      Citizens       Other                     Consolidated
                                              ------       ---------      --------       -----                     ------------
Revenues from external customers                 4,102         2,755         2,836           106                        61,906
Intersegment revenues                               35            --            --        16,897                        17,147
Expenses                                        (3,193)       (2,044)       (2,361)       (1,015)                      (48,331)
Intercompany eliminations                           --            --            --       (17,147)                      (17,147)
                                             ---------      --------      --------      --------                    ----------
                            Net earnings           944           711           475        (1,159)                       13,575
                                             =========      ========      ========      ========                    ==========
                            Total Assets       251,187       172,563       142,642        (8,917)                    3,589,880
                                             =========      ========      ========      ========                    ==========

                                                                 Three months ended and as of September 30, 2004
                                                ------------------------------------------------------------------------------
                                                                   Mountain          First
         (Dollars in thousands)                  Glacier             West           Security         Western          Big Sky
         ----------------------                  -------             ----           --------         -------          -------
Revenues from external customers                $  10,122           10,690            9,036            6,573              3,786
Intersegment revenues                                 108               --               10               --                 --
Expenses                                           (7,404)          (8,455)          (6,174)          (4,743)            (2,785)
Intercompany eliminations                              --               --               --               --                 --
                                                ---------         --------         --------         --------         ----------
                            Net earnings        $   2,826            2,235            2,872            1,830              1,001
                                                =========         ========         ========         ========         ==========
                            Total Assets        $ 673,084          612,608          611,465          458,333            235,058
                                                =========         ========         ========         ========         ==========

                                                                                                                        Total
                                                  Valley          Whitefish          Other                          Consolidated
                                                  ------          ---------          -----                          ------------
Revenues from external customers                    3,676            2,446              448                              46,777
Intersegment revenues                                  35               --           14,320                              14,473
Expenses                                           (2,763)          (1,716)          (1,057)                            (35,097)
Intercompany eliminations                              --               --          (14,473)                            (14,473)
                                                ---------         --------         --------                          ----------
                            Net earnings              948              730             (762)                             11,680
                                                =========         ========         ========                          ==========
                            Total Assets          233,223          164,851           14,077                           3,002,699
                                                =========         ========         ========                          ==========

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

                                            Nine Months Ended September 30,
(Dollars in Thousands)                              2005 vs. 2004
                                              Increase (Decrease) due to:
                                              ---------------------------
INTEREST INCOME                          Volume          Rate             Net
                                         ------          ----             ---
Real Estate Loans                      $  7,007             97           7,104
Commercial Loans                         11,146          5,087          16,233
Consumer and Other Loans                  4,455          1,038           5,493
Investment Securities and other            (903)           149            (754)
                                       --------         ------         -------
      Total Interest Income              21,705          6,371          28,076

INTEREST EXPENSE
NOW Accounts                                 67            128             195
Savings Accounts                             93            248             341
Money Market Accounts                       549          1,851           2,400
Certificates of Deposit                   1,501          1,722           3,223
FHLB Advances                            (1,554)         4,674           3,120
Other Borrowings and
  Repurchase Agreements                   3,967             80           4,047
                                       --------         ------         -------
      Total Interest Expense              4,623          8,703          13,326
                                       --------         ------         -------

NET INTEREST INCOME                    $ 17,082         (2,332)         14,750
                                       ========         ======         =======

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

AVERAGE BALANCE SHEET                            For the Three months ended 9-30-05    For the Nine months ended 9-30-05
---------------------                            ----------------------------------    ---------------------------------
(Dollars in Thousands)                                         Interest    Average                   Interest    Average
                                                   Average        and       Yield/      Average         and       Yield/
ASSETS                                             Balance     Dividends     Rate       Balance      Dividends     Rate
------                                             -------     ---------     ----       -------      ---------     ----
  Real Estate Loans                              $  524,678       8,946      6.82%    $  472,892       23,658     6.67%
  Commercial Loans                                1,245,050      21,803      6.95%     1,149,925       57,915     6.73%
  Consumer and Other Loans                          435,822       7,666      6.98%       405,210       20,407     6.73%
                                                 ----------    --------               ----------      -------
    Total Loans                                   2,205,550      38,415      6.91%     2,028,027      101,980     6.72%
  Tax-Exempt Investment Securities (1)              282,457       3,450      4.89%       282,675       10,382     4.90%
  Other Investment Securities                       798,705       7,705      3.86%       822,973       24,260     3.93%
                                                 ----------    --------               ----------      -------
    Total Earning Assets                          3,286,712      49,570      6.03%     3,133,675      136,622     5.81%
                                                               --------                               -------
  Goodwill and Core Deposit Intangible               80,130                               70,044
  Other Non-Earning Assets                          181,885                              170,961
                                                 ----------                           ----------
    TOTAL ASSETS                                 $3,548,727                           $3,374,680
                                                 ==========                           ==========
LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW Accounts                                     $319,332         201      0.25%      $305,394          542     0.24%
  Savings Accounts                                  211,063         268      0.50%       200,228          677     0.45%
  Money Market Accounts                             506,650       2,065      1.62%       476,947        5,085     1.43%
  Certificates of Deposit                           589,943       4,380      2.95%       516,167       10,261     2.66%
  FHLB Advances                                     694,561       5,830      3.33%       725,352       16,843     3.10%
  Repurchase Agreements
    and Other Borrowed Funds                        261,854       3,066      4.65%       275,700        8,911     4.32%
                                                 ----------    --------               ----------      -------
    Total Interest Bearing Liabilities            2,583,403      15,810      2.43%     2,499,788       42,319     2.26%
                                                               --------                               -------
  Non-interest Bearing Deposits                     635,032                              555,197
  Other Liabilities                                  29,007                               30,780
                                                 ----------                           ----------
    Total Liabilities                             3,247,442                            3,085,765
                                                 ----------                           ----------

  Common Stock                                          313                                  311
  Paid-In Capital                                   239,593                              235,410
  Retained Earnings                                  56,926                               48,830
  Accumulated Other
    Comprehensive Income                              4,453                                4,364
                                                 ----------                           ----------
    Total Stockholders' Equity                      301,285                              288,915
                                                 ----------                           ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $3,548,727                           $3,374,680
                                                 ==========                           ==========


  Net Interest Income                                           $33,760                               $94,303
                                                                =======                               =======
  Net Interest Spread                                                        3.60%                                3.55%
  Net Interest Margin
    on Average Earning assets                                                4.08%                                4.02%
  Return on Average Assets (annualized)                                      1.52%                                1.51%
  Return on Average Equity (annualized)                                     17.88%                               17.67%

----------
(1)   Excludes tax effect on non-taxable investment security income

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

         On October 31, 2005, First Security completed the acquisition of Thompson Falls Holding Co. and its subsidiary bank First State Bank, with total assets of approximately $142 million. The bank operates from two banking offices in Thompson Falls and Plains, Montana. A portion of the purchase price will be allocated to core deposit intangible and goodwill.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from September 30, 2004 and December 31, 2004, to September 30, 2005.

The results of operations and financial condition include the acquisitions from the completion dates forward. The following table provides information on selected classifications of assets and liabilities acquired:

                                                  First National      Citizens      Bonners Ferry
(UNAUDITED - $ IN THOUSANDS)           Total           Bank        Community Bank      Branch
                                       -----           ----        --------------      ------
Acquisition Date                                  Feb. 28, 2005     April 1, 2005   May 20, 2005

Total assets                         $417,388         267,126          126,394         23,868
Investments                           132,649         124,733            7,916             --
Net loans                             181,965          87,678           89,240          5,047
Non-interest bearing deposits         126,915          95,053           25,789          6,073
Interest bearing deposits             222,482         129,697           75,008         17,777

                                                                                                     $ change from    $ change from
                                                      September 30,    December 31,   September 30,    December 31,    September 30,
ASSETS ($ IN THOUSANDS)                                    2005            2004           2004            2004            2004
                                                           ----            ----           ----            ----            ----
Cash on hand and in banks                             $   114,781          79,300         69,625          35,481          45,156
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                 1,051,739       1,098,633      1,145,667         (46,894)        (93,928)
Loans:
   Real estate                                            538,339         393,141        373,662         145,198         164,677
   Commercial                                           1,282,978         991,081        973,869         291,897         309,109
   Consumer                                               447,238         344,075        338,158         103,163         109,080
                                                      -----------      ----------     ----------        --------        --------
      Total loans                                       2,268,555       1,728,297      1,685,689         540,258         582,866
   Allowance for loan losses                              (34,506)        (26,492)       (26,075)         (8,014)         (8,431)
                                                      -----------      ----------     ----------        --------        --------
      Total loans net of allowance for loan losses      2,234,049       1,701,805      1,659,614         532,244         574,435
                                                      -----------      ----------     ----------        --------        --------
Other assets                                              189,311         130,999        127,793          58,312          61,518
                                                      -----------      ----------     ----------        --------        --------
   Total Assets                                       $ 3,589,880       3,010,737      3,002,699         579,143         587,181
                                                      ===========      ==========     ==========        ========        ========

At September 30, 2005 total assets were $3.590 billion, which is $587 million greater than the September 30, 2004 assets of $3.003 billion, an increase of 20 percent, and $579 million greater than at December 31, 2004, an increase of 19 percent. Without $417 million in assets acquired in acquisitions, total assets were up $170 million from a year ago, or 6 percent, and $162 million, or 5 percent from year end 2004.

Total loans have increased $583 million from September 30, 2004, or 35 percent, with the growth occurring in all loan categories. Commercial loans have increased $309 million, or 32 percent, real estate loans gained $165 million, or 44 percent, and consumer loans grew by $109 million, or 32 percent. Acquisitions added $182 million of the total with internal growth contributing $401 million, a 24 percent increase.

Loan volume continues to be very strong with internal loan growth of $358 million since December 31, 2004, or 21 percent. Including loans acquired, commercial loans are up by $292 million, or 29 percent, real estate loans increased by $145 million, or 37 percent, and consumer loans gained $103 million, or 30 percent.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold have decreased $94 million from September 30, 2004. Without the acquisitions, investments would have declined $227 million, or 20 percent, from September 30, 2004. Investment securities at quarter end represented 29% of total assets versus 38% in the prior year period. Cash flow from investment pay downs is being used to fund the significant growth in loans.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the nine months ended

September 30, 2005 and 2004 were $331 million and $216 million, respectively, and for the three months ended September 30, 2005 and 2004 were $156 million and $73 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at September 30, 2005 was approximately $168 million.

                                                                                               $ change from     $ change from
                                             September 30,     December 31,     September 30,   December 31,     September 30,
LIABILITIES  ($ IN THOUSANDS)                    2005              2004             2004            2004             2004
                                                 ----              ----             ----            ----             ----
Non-interest bearing deposits                 $  684,151          460,059          438,578         224,092          245,573
Interest bearing deposits                      1,702,977        1,269,649        1,249,543         433,328          453,434
Advances from Federal Home Loan Bank             654,368          818,933          854,056        (164,565)        (199,688)
Securities sold under agreements to
   repurchase and other borrowed funds           123,509           81,215           82,686          42,294           40,823
Other liabilities                                 34,475           30,697           34,858           3,778             (383)
Subordinated debentures                           85,000           80,000           80,000           5,000            5,000
                                              ----------        ---------        ---------        --------         --------
     Total liabilities                        $3,284,480        2,740,553        2,739,721         543,927          544,759
                                              ==========        =========        =========        ========         ========

Non-interest bearing deposits have increased $246 million, or 56 percent, since September 30, 2004. Without acquisitions the increase was $119 million, or 27 percent. Since December 31, 2004 the increase was $224 million, and without acquisitions $97 million, or 21 percent. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Interest bearing deposits, including $106 million in broker originated certificates of deposit, have increased $453 million from September 30, 2004 with $222 million from the acquisitions. Since December 31, 2004, without acquisitions, interest bearing deposits increased $211 million, or 17 percent. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances decreased $200 million, and repurchase agreements and other borrowed funds increased $41 million from September 30, 2004. Since December 31, 2004 Federal Home Loan Bank advances declined $165 million, and repurchase agreements and other borrowed funds increased $42 million.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, eight of the nine banking subsidiaries are members of the FHLB. As of September 30, 2005, the Company had $1.389 billion of available FHLB line of which $654 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. During the first nine months of 2005, all nine financial institutions maintained liquidity and regulatory capital levels in excess of regulatory requirements and operational needs.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                                                                      $ change from   $ change from
STOCKHOLDERS' EQUITY  (UNAUDITED)                        September 30,   December 31,  September 30,   December 31,   September 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                       2005            2004          2004            2004           2004
                                                             ----            ----          ----            ----           ----
Common equity                                             $ 301,192         264,250       254,897          36,942         46,295
Accumulated other comprehensive income                        4,208           5,934         8,081          (1,726)        (3,873)
                                                          ---------        --------      --------         -------        -------
   Total stockholders' equity                               305,400         270,184       262,978          35,216         42,422
Core deposit intangible, net, and goodwill                  (79,898)        (42,315)      (42,580)        (37,583)       (37,318)
                                                          ---------        --------      --------         -------        -------
                                                          $ 225,502         227,869       220,398          (2,367)         5,104
                                                          =========        ========      ========         =======        =======

Stockholders' equity to total assets                           8.51%           8.97%         8.76%
Tangible stockholders' equity to total tangible assets         6.42%           7.68%         7.45%
Book value per common share                               $    9.74            8.80          8.58            0.94           1.16
Market price per share at end of quarter                  $   30.87           27.23         23.33            3.64           7.54

Total equity and book value per share amounts have increased substantially from September 30, 2004 and from year end 2004, the result of issuing stock for the Citizens Community Bank acquisition, earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, decreased $3.873 million from September 30, 2004 and $1.726 million from year end 2004, primarily a function of interest rate changes.

                                                           September 30,    December 31,     September 30,
                                                           -------------    ------------     -------------
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                    2005             2004             2004
                                                               ----             ----             ----
Allowance for loan losses                                    $ 34,506         $ 26,492         $ 26,075

Non-performing assets                                        $  7,862            9,608           12,308

Allowance as a percentage of non performing assets                439%             276%             212%

Non-performing assets as a percentage of total assets            0.22%            0.32%            0.41%

Allowance as a percentage of total loans                         1.52%            1.53%            1.55%

Net charge-offs as a percentage of loans                        0.021%           0.098%           0.054%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at September 30, 2005 were at .22 percent, a decrease from .41 percent at September 30, 2004 and .32 percent at December 31, 2004. This compares favorably to the Federal Reserve Bank Peer Group average of .45 percent at June 30, 2005, the most recent information available. The allowance for loan losses was 439 percent of non-performing assets at September 30, 2005, compared to 212 percent a year ago. The allowance, including $3.834 million from acquisitions, has increased $8.431 million, or 32 percent, from a year ago. The allowance of $34.506 million, is
1.52 percent of September 30, 2005 total loans outstanding, down slightly from the 1.55 percent a year ago. The third quarter provision for loan losses expense was $1.607 million, an increase of $407 thousand from the same quarter in 2004. The additional expense relates to the continuing growth in the number and average size of loans.

 RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Operating results include amounts resulting from the acquisitions from the acquisition date forward.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)                                     Three months ended September 30,
                                                                 --------------------------------
                                                        2005            2004        $ change       % change
                                                        ----            ----        --------       --------
Net interest income                                  $ 33,760         $27,385        $ 6,375          23%

Non-interest income
   Service charges, loan fees, and other fees           8,381           6,437          1,944          30%
   Gain on sale of loans                                3,258           2,211          1,047          47%
   Loss on sale of investments                             (1)             --             (1)         n/m
   Other income                                           698             489            209          43%
                                                     --------         -------        -------          --
      Total non-interest income                        12,336           9,137          3,199          35%
                                                     --------         -------        -------          --
                                                     $ 46,096         $36,522        $ 9,574          26%
                                                     ========         =======        =======          ==

Tax equivalent net interest margin                       4.27%           4.11%
                                                     ========         =======

Net Interest Income

Net interest income for the quarter increased $6.375 million, or 23 percent, over the same period in 2004, and $1.673 million from the second quarter of 2005. Total interest income increased $11.930 million from the prior year's quarter, or 32 percent, while total interest expense was $5.555 million, or 54 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The Federal Reserve Bank has increased the targeted fed funds rates eight times, 200 basis points, in the last twelve months. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.27 percent which was higher than the 4.11 percent result for the third quarter of 2004. The margin for the third quarter also increased from the 4.12 percent in the second quarter of 2005 and the 4.08 percent experienced for the first quarter of 2005. FHLB dividends received were $405 thousand less than the same quarter last year.

Non-interest Income

Fee income increased $1.944 million, or 30 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer services offered. Gain on sale of loans increased $1.047 million, or 47 percent, from the third quarter of last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $209 thousand, or 43 percent, higher than the third quarter of 2004 resulting from activity increases in a variety of sources.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)                          Three months ended September 30,
                                                      --------------------------------
                                               2005           2004       $ change    % change
                                               ----           ----       --------    --------
Compensation and employee benefits           $13,685        $10,067        $3,618        36%
Occupancy and equipment expense                3,356          2,662           694        26%
Outsourced data processing                       615            346           269        78%
Core deposit intangibles amortization            388            265           123        46%
Other expenses                                 6,132          4,649         1,483        32%
                                             -------        -------        ------        --
      Total non-interest expense             $24,176        $17,989        $6,187        34%
                                             =======        =======        ======        ==

Non-interest Expense

Non-interest expense increased by $6.187 million, or 34 percent, from the same quarter of 2004. Compensation and benefit expense increased $3.618 million, or 36 percent from the third quarter of 2004, with acquisitions, additional bank branches, commissions on mortgage loan production, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. The number of full-time-equivalent employees has increased from 841 to 1052, a 25 percent increase, since September 30, 2004. Occupancy and equipment expense increased $694 thousand, or 26 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $1.483 million, or 32 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 52 percent for the 2005 quarter, up from 49 percent for the 2004 quarter.

           OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
                         COMPARED TO SEPTEMBER 30, 2004

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)                                       Nine months ended September 30,
                                                     ---------------------------------------------------------
                                                        2005             2004          $ change       % change
                                                        ----             ----          --------       --------
Net interest income                                  $  94,303         $ 79,553        $ 14,750          19%

Non-interest income

   Service charges, loan fees, and other fees           22,713           17,851           4,862          27%
   Gain on sale of loans                                 8,234            6,008           2,226          37%
   Loss on sale of investments                            (138)              --            (138)         n/m
   Other income                                          2,148            1,537             611          40%
                                                     ---------         --------        --------          --
      Total non-interest income                         32,957           25,396           7,561          30%
                                                     ---------         --------        --------          --
                                                     $ 127,260         $104,949        $ 22,311          21%
                                                     =========         ========        ========          ==

Tax equivalent net interest margin                        4.16%            4.15%
                                                     =========         ========

Net Interest Income

Net interest income for the nine months increased $14.750 million, or 19 percent, over the same period in 2004. Total interest income increased $28.076 million, or 26 percent, while total interest expense was $13.326 million, or 46 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.16 percent which was one basis point higher than the 4.15 percent result for the same nine months of 2004. The net interest margin was impacted by a reduction in FHLB dividends of $1.103 million in 2005 compared to the same period last year.

Non-interest Income

Total non-interest income increased $7.561 million, or 30 percent in 2005. Fee income increased $4.862 million, or 27 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $2.226 million, or 37 percent, from the first nine months of last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $611 thousand higher than 2004 of which $220 thousand was from the sale of property held for future expansion that was no longer needed, and the remainder from various volume increases.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)                          Nine months ended September 30,
                                            -----------------------------------------------
                                              2005          2004       $ change    % change
                                              ----          ----       --------    --------
Compensation and employee benefits          $37,103       $29,724       $ 7,379       25%
Occupancy and equipment expense               9,363         8,026         1,337       17%
Outsourced data processing                    1,270         1,127           143       13%
Core deposit intangibles amortization         1,055           810           245       30%
Other expenses                               16,935        13,736         3,199       23%
                                            -------       -------       -------       --
      Total non-interest expense            $65,726       $53,423       $12,303       23%
                                            =======       =======       =======       ==

Non-interest Expense

Non-interest expense increased by $12.303 million, or 23 percent, from the same nine months of 2004. Compensation and benefit expense increased $7.379 million, or 25 percent from the prior year, with acquisitions, additional bank branches, commissions on mortgage loan production, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. Occupancy and equipment expense increased $1.337 million, or 17 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $3.199 million, or 23 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased slightly to 52 percent up from 51 percent for the first nine months of 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K report for the year ended December 31, 2004.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2005, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a)      Not Applicable

         (b)      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         (a)      None

         (b)      Not Applicable

         (c)      None

         (d)      None

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

                                                   GLACIER BANCORP, INC.
                                                   ---------------------


November 4, 2005                                   /s/ Michael J. Blodnick
                                                   -----------------------
                                                   Michael J. Blodnick
                                                   President/CEO

November 4, 2005                                   /s/ James H. Strosahl
                                                   ---------------------
                                                   James H. Strosahl
                                                   Executive Vice President/CFO