Form 10-K
period 2005-12-31
GLACIER BANCORP INC
filed 2006-03-15
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2005 or

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

                          Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   X   Yes       No
                                           -----     -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.       Yes   X   No
                                                    -----     -----

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.   X   Yes       No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Exchange Act Rule
12b-2).   X   Large accelerated filer       Accelerated filer
        -----                         -----                   -----
Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes   X   No
                                 -----     -----

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2005 (the last business day of the most recent second quarter), was $766,394,625 (based on the average bid and ask price as quoted on the NASDAQ National Market at the close of business on that date).

As of March 2, 2006, there were issued and outstanding 32,283,759 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2006 Annual Meeting Proxy Statement dated March 31, 2006 are incorporated by reference into Part III of this Form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2005
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.
Item 1.    Business                                                           3
Item 1a    Risk Factors                                                      22
Item 1b    Unresolved Staff Comments                                         23
Item 2.    Properties                                                        23
Item 3.    Legal Proceedings                                                 23
Item 4.    Submission of Matter to a Vote of Security Holders                23

PART II.
Item 5.    Market for the Registrant's Common Equity, Related Stockholder
              Matters, and Issuer Purchase of Equity Securities              23
Item 6.    Selected Financial Data                                           24
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            26
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk         36
Item 8.    Financial Statements and Supplementary Data                       36
Item 9.    Changes in and Disagreements with Accountants in Accounting
              and Financial Disclosures                                      72
Item 9a.   Controls and Procedures                                           73
Item 9b.   Other Information                                                 73

PART III.
Item 10.   Directors and Executive Officers of the Registrant                73
Item 11.   Executive Compensation                                            74
Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                                 74
Item 13.   Certain Relationships and Related Transactions                    74
Item 14    Principal Accountant Fees and Services                            74

PART IV.
Item 15.   Exhibits and Financial Statement Schedules                        74

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

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 71 banking offices in Montana, Idaho, Wyoming, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company is the parent holding company of its twelve wholly owned subsidiaries, Glacier Bank ("Glacier"), Mountain West Bank in Idaho ("Mountain West"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), First National Bank - West ("First National"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Citizens Community Bank ("Citizens"), Glacier Capital Trust I ("Glacier Trust I"), Glacier Capital Trust II ("Glacier Trust II"), and Citizens
(ID) Statutory Trust I ("Citizens Trust I"). The trusts are not consolidated for financial statement purposes.

In connection with the acquisition of Citizens on April 1, 2005, the Company acquired Citizens Trust I which was formed on June 7, 2004. On June 17, 2004, Citizens Trust I issued 5,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of the three month LIBOR plus 2.65% rate adjustable quarterly from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by June 17, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Citizens Trust I.

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

The Company formed Glacier Capital Trust I as a financing subsidiary on December 18, 2000. On January 25, 2001, Glacier Trust issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitled the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. In exchange for the Company's capital contribution, the Company owned all of the outstanding common securities of Glacier Trust I. The trust preferred securities were redeemed and the Subordinated Debentures of $35,000,000 were paid on February 1, 2006. The subordinated debentures were replaced by Glacier Trust III ("Glacier Trust III"), which issued $35,000,000 in subordinated debentures with an interest rate of 6.078%.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities in existing and contiguous markets. On October 31, 2005, First State Bank in Thompson Falls, Montana was acquired and its branches became part of First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West Bank. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary bank Citizens Community Bank in Pocatello, Idaho was acquired and became the ninth subsidiary bank of the Company. Citizens Community Bank operates four branches, two in Pocatello, one in Ammon, and one in Rexburg, Idaho. On February 28, 2005, First National Bank-West Co. and its subsidiary bank First National Bank - West in Evanston, Wyoming was acquired and became the eighth subsidiary bank of the Company. First National Bank - West maintains seven branches, its main and a second branch in Evanston, Wyoming, and five additional branches in Afton, Alpine, Kemmerer, Pinedale, and Mountain View, Wyoming. On June 4, 2004, we acquired AmericanWest Bancorp.'s branch office in Ione, Washington which became a branch of Mountain West Bank.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of twelve banks which comprise the Federal Home Loan Bank System. All subsidiaries, with the exception of Mountain West and Citizens, are members of the Federal Reserve Bank ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2005

Glacier Bancorp, Inc.'s office is located at 49 Commons Loop, Kalispell, MT 59901 and its telephone number is (406) 756-4200. Glacier's address is 202 Main Street, Kalispell, MT 59901 (406) 756-4200, Mountain West's address is 125 Ironwood Drive, Coeur d'Alene, Idaho 83814 (208) 765-0284, First Security's address is 1704 Dearborn, Missoula, MT 59801 (406) 728-3115, Western's address is 2929 3rd Avenue North, Billings, MT 59101 (406) 252-3700, First National Bank's address is 1001 Main Street, Evanston, WY 82930 (307) 789-3864, Big Sky's address is 4150 Valley Commons, Bozeman, MT, 59718 (406) 587-2922, Valley's address is 3030 North Montana Avenue, Helena, MT 59601 (406) 495-2400, Whitefish's address is 319 East Second Street, Whitefish, MT 59937 (406) 751-4930, and Citizen's address is 280 South Arthur, Pocatello, ID 83204 (208) 232-5373. See "Item 2. Properties."

The following abbreviated organizational chart illustrates the various existing parent/subsidiary relationships at December 31, 2005:

                                           ______________________________________
                                          |        Glacier Bancorp, Inc.         |
                                          |       (Parent Holding Company)       |
                                          |                                      |
                                          |______________________________________|
                                                               |
 ______________________________________________________________|___________________________________________________________________
|       Glacier Bank         |    |    Mountain West Bank   |  |  |   First Security Bank    |    |    Western Security Bank       |
|     (Commercial bank)      |    |    (Commercial bank)    |  |  |      of Missoula         |    |       (Commercial bank)        |
|                            |    |                         |  |  |     (Commercial bank)    |    |                                |
|____________________________|    |_________________________|  |  |__________________________|    |________________________________|
                                                               |
 ______________________________________________________________|___________________________________________________________________
| First National Bank - West |    |        Big Sky          |  |  |       Valley Bank        |    |          Glacier Bank          |
|    (Commercial bank)       |    |      Western Bank       |  |  |       of Helena          |    |          of Whitefish          |
|                            |    |    (Commercial Bank)    |  |  |    (Commercial bank)     |    |        (Commercial bank)       |
|____________________________|    |_________________________|  |  |__________________________|    |________________________________|
                                                               |
 ______________________________________________________________|____________________________________________________________________
|  Citizens Community Bank   |    |                         |     |                          |    |                                |
|    (Commercial bank)       |    | Glacier Capital Trust I |     | Glacier Capital Trust II |    |Citizens (ID) Statutory Trust I |
|                            |    |                         |     |                          |    |                                |
|____________________________|    |_________________________|     |__________________________|    |________________________________|


                      FINANCIAL INFORMATION ABOUT SEGMENTS

At December 31, 2005, the Company had nine wholly owned banking subsidiaries, Glacier, Mountain West, First Security, Western, First National, Big Sky, Valley, Whitefish, and Citizens. For information regarding the holding company, as separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and footnote 16 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

The business of the Company's subsidiaries (collectively referred to hereafter as "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks' principal sources of income are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal expenses are interest on deposits, FHLB advances, repurchase agreements, subordinated debentures, and other borrowings, as well as general and administrative expenses.

BUSINESS SEGMENT RESULTS

The Company evaluates segment performance internally based on individual banking subsidiaries, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent company, nonbank units, and eliminations of transactions between segments.

                                               Glacier                    Mountain West                 First Security
                                    ----------------------------   ---------------------------   ---------------------------
(Dollars in thousands)                2005       2004      2003      2005      2004      2003      2005      2004      2003
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Condensed Income Statements
Net interest income                 $ 26,508    24,541    22,565    29,607    22,552    17,061    24,839    24,372    22,246
Noninterest income                     9,136     8,652     8,184    15,812    12,315    10,206     3,990     3,684     4,392
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Total revenues                        35,644    33,193    30,749    45,419    34,867    27,267    28,829    28,056    26,638
Provision for loan losses             (1,500)   (1,075)     (375)   (1,897)   (1,320)   (1,124)     (630)     (600)   (1,250)
Core deposit intangible expense         (252)     (276)     (304)     (214)     (210)     (205)     (202)     (216)     (270)
Other noninterest expense            (16,016)  (14,980)  (14,283)  (26,006)  (21,290)  (17,958)  (11,141)  (10,184)   (9,766)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Pretax earnings                       17,876    16,862    15,787    17,302    12,047     7,980    16,856    17,056    15,352
Income tax expense                    (6,096)   (5,704)   (5,437)   (5,886)   (3,769)   (2,216)   (5,505)   (5,572)   (5,288)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Net income                          $ 11,780    11,158    10,350    11,416     8,278     5,764    11,351    11,484    10,064
                                    ========   =======   =======   =======   =======   =======   =======   =======   =======

Average Balance Sheet Data
Total assets                        $678,782   631,213   534,774   706,711   582,923   464,464   641,311   602,407   528,791
Total loans                          442,151   366,627   336,978   473,639   347,718   264,418   366,927   317,793   305,209
Total deposits                       398,969   365,746   340,788   504,063   394,149   318,196   367,375   347,481   349,118
Stockholders' equity                  67,513    62,230    56,866    74,357    63,710    53,071    63,231    53,247    47,822

End of Year Balance Sheet Data
Total assets                         731,468   646,523   595,778   779,538   629,205   547,035   769,094   626,341   578,803
Net loans                            462,761   398,187   330,012   544,429   382,819   313,021   453,814   326,826   295,195
Total deposits                       424,739   393,655   358,600   558,280   431,662   372,936   476,253   359,918   340,650
Stockholders' equity                  69,257    64,207    58,703    80,008    67,002    61,031    83,447    56,004    49,334

Performance Ratios
Return on average assets                1.74%     1.77%     1.94%     1.62%     1.42%     1.24%     1.77%     1.91%     1.90%
Return on average equity               17.45%    17.93%    18.20%    15.35%    12.99%    10.86%    17.95%    21.57%    21.04%
Efficiency ratio                       45.64%    45.96%    47.44%    57.73%    61.66%    66.61%    39.35%    37.07%    37.68%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        11.76%    13.22%    13.75%     9.43%    10.20%    10.48%    13.25%    12.47%    12.04%
Tier II risk-based capital ratio       12.95%    14.35%    14.90%    10.63%    11.39%    11.68%    14.50%    13.72%    13.29%
Leverage capital ratio                  9.34%     8.90%     8.97%     7.38%     7.16%     7.34%    10.06%     8.27%     7.80%
Full time equivalent employees           189       187       176       268       220       204       166       119       119
Locations                                 10        11        11        20        16        15        11         9         9

                                               Western                 First National                Big Sky
                                    ----------------------------   ---------------------   ---------------------------
(Dollars in thousands)                2005       2004     2003       2005    2004   2003     2005      2004      2003
                                    --------   -------   -------   -------   ----   ----   -------   -------   -------
Condensed Income Statements
Net interest income                 $ 14,522    15,663    13,670     8,179    --     --     11,540     9,361     7,264
Noninterest income                     3,966     3,583     4,043     2,340    --     --      2,475     2,249     1,729
                                    --------   -------   -------   -------   ---    ---    -------   -------   -------
Total revenues                        18,488    19,246    17,713    10,519    --     --     14,015    11,610     8,993
Provision for loan losses                 --        --        --      (251)   --     --       (965)     (510)     (250)
Core deposit intangible expense         (224)     (279)     (348)     (371)   --     --        (26)      (33)      (41)
Other noninterest expense             (9,741)   (9,016)   (8,661)   (5,636)   --     --     (5,509)   (5,190)   (4,141)
                                    --------   -------   -------   -------   ---    ---    -------   -------   -------
Pretax earnings                        8,523     9,951     8,704     4,261    --     --      7,515     5,877     4,561
Income tax expense                    (2,488)   (3,039)   (2,604)   (1,401)   --     --     (2,819)   (2,157)   (1,730)
                                    --------   -------   -------   -------   ---    ---    -------   -------   -------
Net income                          $  6,035     6,912     6,100     2,860    --     --      4,696     3,720     2,831
                                    ========   =======   =======   =======   ===    ===    =======   =======   =======

Average Balance Sheet Data
Total assets                        $440,771   453,151   427,786   235,200    --     --    263,479   224,968   190,745
Total loans                          224,213   213,487   199,607    85,723    --     --    195,547   146,579   121,080
Total deposits                       222,765   214,602   220,978   189,723    --     --    164,687   120,900   106,743
Stockholders' equity                  50,054    48,731    47,782    34,932    --     --     23,725    19,287    17,387

End of Year Balance Sheet Data
Total assets                         431,640   446,502   446,405   304,196    --     --    267,402   241,056   209,342
Net loans                            231,817   210,181   196,732   111,682    --     --    203,869   161,761   125,664
Total deposits                       269,494   207,711   219,950   244,336    --     --    191,040   132,853   115,496
Stockholders' equity                  49,458    49,095    47,242    41,577    --     --     26,581    20,567    17,882

Performance Ratios
Return on average assets                1.37%     1.53%     1.43%     1.22%   --     --       1.78%     1.65%     1.48%
Return on average equity               12.06%    14.18%    12.77%     8.19%   --     --      19.79%    19.29%    16.28%
Efficiency ratio                       53.90%    48.30%    50.86%    57.11%   --     --      39.49%    44.99%    46.50%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        14.97%    15.38%    15.04%    11.59%   --     --      10.10%     9.22%    10.36%
Tier II risk-based capital ratio       16.22%    16.63%    16.30%    12.85%   --     --      11.36%    10.48%    11.61%
Leverage capital ratio                 10.36%     9.67%     9.23%     6.28%   --     --       9.24%     7.88%     7.82%
Full time equivalent employees           112       110       105        87    --     --         68        59        54
Locations                                  7         7         7         7    --     --          4         4         4

                                               Valley                       Whitefish                  Citizens
                                    ----------------------------   ---------------------------   ---------------------
(Dollars in thousands)                2005       2004      2003      2005      2004      2003      2005    2004   2003
                                    --------   -------   -------   -------   -------   -------   -------   ----   ----
Condensed Income Statements
Net interest income                 $  9,444     8,959     7,845     6,527     6,393     5,194     5,013    --     --
Noninterest income                     3,509     2,940     3,730     1,916     1,419     1,273     1,902    --     --
                                    --------   -------   -------   -------   -------   -------   -------   ---    ---
Total revenues                        12,953    11,899    11,575     8,443     7,812     6,467     6,915    --     --
Provision for loan losses               (375)     (440)     (630)     (300)     (250)     (180)     (105)   --     --
Core deposit intangible expense          (48)      (60)      (75)       --        --        --      (133)   --     --
Other noninterest expense             (6,787)   (6,020)   (5,471)   (3,428)   (3,280)   (3,071)   (4,052)   --     --
                                    --------   -------   -------   -------   -------   -------   -------   ---    ---
Pretax earnings                        5,743     5,379     5,399     4,715     4,282     3,216     2,625    --     --
Income tax (expense) benefit          (1,783)   (1,632)   (1,754)   (1,698)   (1,457)   (1,054)   (1,022)   --     --
                                    --------   -------   -------   -------   -------   -------   -------   ---    ---
Net income                          $  3,960     3,747     3,645     3,017     2,825     2,162     1,603    --     --
                                    ========   =======   =======   =======   =======   =======   =======   ===    ===
Average Balance Sheet Data
Total assets                        $245,486   229,243   201,702   167,704   161,364   139,516   102,341    --     --
Total loans                          135,394   110,228    96,045   115,030    88,614    72,206    78,831    --     --
Total deposits                       160,948   144,351   131,687    90,212    77,681    70,857    80,939    --     --
Stockholders' equity                  21,201    19,188    17,837    14,763    13,129    11,652    16,977    --     --
End of Year Balance Sheet Data
Total assets                         254,437   241,518   219,105   174,069   169,411   149,531   144,161    --     --
Net loans                            151,204   119,626    97,292   125,512   102,746    72,800   113,222    --     --
Total deposits                       174,059   146,660   134,405   112,790    98,605    68,124   110,023    --     --
Stockholders' equity                  21,809    20,052    18,176    14,847    13,839    12,126    23,029    --     --
Performance Ratios
Return on average assets                1.61%     1.63%     1.81%     1.80%     1.75%     1.55%     1.57%   --     --
Return on average equity               18.68%    19.53%    20.44%    20.44%    21.52%    18.55%     9.44%   --     --
Efficiency ratio                       52.77%    51.10%    47.91%    40.60%    41.99%    47.49%    60.52%   --     --
                                                                                                            --     --
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        11.56%    12.38%    13.25%    10.06%    11.67%    12.32%    10.35%   --     --
Tier II risk-based capital ratio       12.79%    13.62%    14.49%    11.21%    12.91%    13.57%    11.60%   --     --
Leverage capital ratio                  8.00%     7.58%     7.35%     8.44%     7.75%     7.60%     9.51%   --     --
Full time equivalent employees            71        65        62        40        40        33        51    --     --
Locations                                  6         6         6         2         2         2         4    --     --

                                                Other                          Consolidated
                                    -----------------------------   ---------------------------------
      (Dollars in thousands)           2005       2004      2003       2005        2004        2003
                                    ---------   -------   -------   ---------   ---------   ---------
Condensed Income Statements
Net interest income                 $  (6,172)   (4,448)   (3,493)    130,007     107,393      92,352
Noninterest income                       (420)     (277)        5      44,626      34,565      33,562
                                    ---------   -------   -------   ---------   ---------   ---------
Total revenues                         (6,592)   (4,725)   (3,488)    174,633     141,958     125,914
Provision for loan losses                  --        --        --      (6,023)     (4,195)     (3,809)
Core deposit intangible expense             0        --        --      (1,470)     (1,074)     (1,243)
Other noninterest expense              (1,140)   (1,099)   (1,350)    (89,456)    (71,059)    (64,701)
                                    ---------   -------   -------   ---------   ---------   ---------
Pretax earnings                        (7,732)   (5,824)   (4,838)     77,684      65,630      56,161
Income tax (expense) benefit            3,387     2,316     1,930     (25,311)    (21,014)    (18,153)
                                    ---------   -------   -------   ---------   ---------   ---------
Net income                          $  (4,345)   (3,508)   (2,908)     52,373      44,616      38,008
                                    =========   =======   =======   =========   =========   =========
Average Balance Sheet Data
Total assets                        $ (30,122)   11,847    (4,094)  3,451,663   2,897,116   2,483,684
Total loans                            (3,414)     (346)     (356)  2,114,041   1,590,700   1,395,187
Total deposits                        (19,747)  (21,615)  (11,056)  2,159,934   1,643,295   1,527,311
Stockholders' equity                  (69,429)  (26,154)  (26,407)    297,324     253,368     226,010

End of Year Balance Sheet Data
Total assets                         (149,661)   10,181    (6,366)  3,706,344   3,010,737   2,739,633
Net loans                              (1,123)     (341)     (351)  2,397,187   1,701,805   1,430,365
Total deposits                        (26,302)  (41,356)  (12,536)  2,534,712   1,729,708   1,597,625
Stockholders' equity                  (76,774)  (20,582)  (26,655)    333,239     270,184     237,839

Performance Ratios
Return on average assets                                                 1.52%       1.54%       1.53%
Return on average equity                                                17.62%      17.61%      16.82%
Efficiency ratio                                                        52.07%      50.81%      52.37%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio                                         12.00%      15.06%      12.98%
Tier II risk-based capital ratio                                        13.26%      16.31%      14.23%
Leverage capital ratio                                                   9.17%      10.16%       8.45%
Full time equivalent employees             73        57        54        1125         857         807
Locations                                                                  71          55          54

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

MARKET AREA

The Company has locations in twenty-seven counties within five states including Montana, Idaho, Wyoming, Utah, and Washington. The Company has six banking subsidiaries with forty offices that serve northwest and west central Montana. In Idaho, there are nineteen locations within two banking subsidiaries; one of which serves southeast Idaho and another serving northern and south central Idaho. In Wyoming, a subsidiary with seven locations is concentrated in southwest Wyoming. In addition to the three states the Company is domiciled in, there are five additional locations; three located in Washington and two in Utah.

The market areas' economic base primarily focuses on tourism, construction, manufacturing, service industry, and health care. The tourism industry is highly influenced by the two national parks, several ski resorts, large lakes, and rural scenic areas. Construction results from the high population growth that has occurred in the market areas, in particular Idaho and western Montana.

COMPETITION

The Company has approximately 20% of the total FDIC insured deposits in the nine counties that it services in Montana. In Idaho, the Company has approximately 5% of the deposits in the nine counties that it services. In Wyoming, First National has 38% of the deposits in the three counties it services. In Utah, Mountain West has 6% of the deposits in Box Elder and Summit counties combined. In Washington, Mountain West has 62% of the deposits in Pend Oreille County.

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

                                                 For the year ended 12-31-05         For the year ended 12-31-04
                                              ---------------------------------   --------------------------------
                                                            Interest    Average                 Interest   Average
AVERAGE BALANCE SHEET                           Average       and       Yield/      Average       and       Yield/
(Dollars in Thousands)                          Balance    Dividends      Rate      Balance    Dividends     Rate
                                              ----------   ---------   --------   ----------   ---------   -------
ASSETS
   Residential First Mortgage                 $  508,105      34,506      6.79%   $  346,575      22,942     6.62%
   Commercial Loans                            1,188,925      81,359      6.84%      924,798      57,312     6.20%
   Consumer and Other Loans                      417,011      28,696      6.88%      319,327      20,331     6.37%
                                              ----------    --------              ----------    --------
      Total Loans                              2,114,041     144,561      6.84%    1,590,700     100,585     6.32%
   Tax-Exempt Investment Securities (1)          283,031      13,867      4.90%      281,743      13,917     4.94%
   Taxable Investment Securities                 806,143      31,557      3.91%      844,051      32,783     3.88%
                                              ----------    --------              ----------    --------
      Total Earning Assets                     3,203,215     189,985      5.93%    2,716,494     147,285     5.42%
                                                            --------                            --------
   Goodwill and Intangibles                       73,640                              42,597
   Non-Earning Assets                            174,808                             138,025
                                              ----------                          ----------
      TOTAL ASSETS                            $3,451,663                          $2,897,116
                                              ==========                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW Accounts                               $  317,334         889      0.28%   $  259,279         474     0.18%
   Savings Accounts                              209,004       1,130      0.54%      159,237         471     0.30%
   Money Market Demand Accounts                  483,423       7,552      1.56%      402,157       3,776     0.94%
   Certificate Accounts                          567,818      16,134      2.84%      422,342       9,333     2.21%
   Advances from FHLB                            673,904      21,489      3.19%      791,245      18,540     2.34%
   Securities Sold Under agreements to
      Reprchase and Other Borrowed Funds         287,991      12,784      4.44%      181,461       7,298     4.02%
                                              ----------    --------              ----------    --------
         Total Interest Bearing Liabilities    2,539,474      59,978      2.36%    2,215,721      39,892     1.80%
                                                            --------                            --------
         Non-interest Bearing Deposits           582,355                             400,280
         Other Liabilities                        32,510                              27,747
                                              ----------                          ----------
         Total Liabilities                     3,154,339                           2,643,748
   Common Stock                                      313                                 306
   Paid-In Capital                               240,063                             224,985
   Retained Earnings                              53,062                              22,804
   Accumulated Other
      Comprehensive Earnings                       3,886                               5,273
                                              ----------                          ----------
      Total Stockholders' Equity                 297,324                             253,368
                                              ----------                          ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $3,451,663                          $2,897,116
                                              ==========                          ==========
   NET INTEREST INCOME                                      $130,007                            $107,393
                                                            ========                            ========
   NET INTEREST SPREAD                                                    3.57%                              3.62%
   TAX EQUIVALENT NET INTEREST MARGIN                                     4.20%                              4.15%
   RETURN ON AVERAGE ASSETS (2)                                           1.52%                              1.54%
   RETURN ON AVERAGE EQUITY (3)                                          17.62%                             17.61%

                                                 For the year ended 12-31-03
                                              --------------------------------
                                                            Interest   Average
AVERAGE BALANCE SHEET                           Average       and       Yield/
(Dollars in Thousands)                          Balance    Dividends     Rate
                                              ----------   ---------   -------
ASSETS
   Residential First Mortgage                 $  336,494      23,883     7.10%
   Commercial Loans                              770,352      50,203     6.52%
   Consumer and Other Loans                      288,341      20,013     6.94%
                                              ----------    --------
      Total Loans                              1,395,187      94,099     6.74%
   Tax-Exempt Investment Securities (1)          226,971      11,410     5.03%
   Taxable Investment Securities                 688,239      25,321     3.68%
                                              ----------    --------
      Total Earning Assets                     2,310,397     130,830     5.66%
                                                            --------
   Goodwill and Intangibles                       41,292
   Non-Earning Assets                            131,995
                                              ----------
      TOTAL ASSETS                            $2,483,684
                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW Accounts                               $  227,154         484     0.21%
   Savings Accounts                              139,958         500     0.36%
   Money Market Demand Accounts                  375,402       3,840     1.02%
   Certificate Accounts                          456,790      12,397     2.71%
   Advances from FHLB                            601,679      16,860     2.80%
   Securities Sold Under agreements to
      Reprchase and Other Borrowed Funds         101,075       4,397     4.35%
                                              ----------    --------
         Total Interest Bearing Liabilities    1,902,058      38,478     2.02%
                                                            --------
         Non-interest Bearing Deposits           328,007
         Other Liabilities                        27,609
                                              ----------
         Total Liabilities                     2,257,674
   Common Stock                                      301
   Paid-In Capital                               203,428
   Retained Earnings                              14,217
   Accumulated Other
      Comprehensive Earnings                       8,064
                                              ----------
      Total Stockholders' Equity                 226,010
                                              ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $2,483,684
                                              ==========
   NET INTEREST INCOME                                      $ 92,352
                                                            ========
   NET INTEREST SPREAD                                                   3.64%
   TAX EQUIVALENT NET INTEREST MARGIN                                    4.20%
   RETURN ON AVERAGE ASSETS (2)                                          1.53%
   RETURN ON AVERAGE EQUITY (3)                                         16.82%

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

                              Years Ended December 31,      Years Ended December 31,
                                   2005 vs. 2004                  2004 vs. 2003
                            ---------------------------   -------------------- -------
                            Increase (Decrease) due to:    Increase (Decrease) due to:
                            ---------------------------   ----------------------------
(Dollars in Thousands)       Volume     Rate      Net      Volume     Rate      Net
                            -------   -------   -------   -------   -------   --------
INTEREST INCOME
Real Estate Loans           $10,693   $   871   $11,564   $   716   $(1,657)  $  (941)
Commercial Loans             16,369     7,678    24,047    10,064    (2,955)    7,109
Consumer and Other Loans      6,219     2,146     8,365     2,151    (1,833)      318
Investment Securities        (1,519)      243    (1,276)    8,092     1,877     9,969
                            -------   -------   -------   -------   -------   -------
   Total Interest Income     31,762    10,938    42,700    21,023    (4,568)   16,455
                            -------   -------   -------   -------   -------   -------
INTEREST EXPENSE
NOW Accounts                    106       308       414        69       (79)      (10)
Savings Accounts                147       512       659        69       (98)      (29)
Money Market Accounts           763     3,013     3,776       274      (338)      (64)
Certificate Accounts          3,215     3,587     6,802      (935)   (2,129)   (3,064)
FHLB Advances                (2,749)    5,698     2,949     5,312    (3,632)    1,680
Other Borrowings and
   Repurchase Agreements      4,284     1,202     5,486     3,496      (595)    2,901
                            -------   -------   -------   -------   -------   -------
   Total Interest Expense     5,766    14,320    20,086     8,285    (6,871)    1,414
                            -------   -------   -------   -------   -------   -------
NET INTEREST INCOME         $25,996   $(3,382)  $22,614   $12,738   $ 2,303   $15,041
                            =======   =======   =======   =======   =======   =======

Net interest income increased $23 million in 2005 over 2004. The increase was primarily due to increases in loan volumes and loan rates which combined outpaced the increase in deposit and borrowing rates. For additional information see "Item 7 - Management's Discussion and Analysis".

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

The Company uses an effective tax rate of 35% in calculating the tax equivalent yield. Approximately $296 million of the investment portfolio is comprised of tax exempt investments which is a decrease of $3 million from the prior year.

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

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

                                              At                   At                   At
                                           12/31/05             12/31/04             12/31/03
                                     -------------------  -------------------  -------------------
(Dollars in Thousands)                 Amount    Percent    Amount    Percent    Amount    Percent
                                     ----------  -------  ----------  -------  ----------  -------
TYPE OF LOAN

REAL ESTATE LOANS:
   Residential first mortgage        $  589,260   24.58%  $  382,750   22.49%  $  305,372   21.35%
   Held for sale                     $   22,540    0.94%  $   14,476    0.85%  $   16,973    1.19%
                                     ----------  ------   ----------  ------   ----------  ------
      Total                          $  611,800   25.52%  $  397,226   23.34%  $  322,345   22.54%
                                     ----------  ------   ----------  ------   ----------  ------
COMMERCIAL LOANS:
   Real estate                       $  781,181   32.59%  $  526,455   30.94%  $  483,684   33.82%
   Other commercial                  $  579,515   24.17%  $  466,582   27.42%  $  359,030   25.10%
                                     ----------  ------   ----------  ------   ----------  ------
      Total                          $1,360,696   56.76%  $  993,037   58.36%  $  842,714   58.92%
                                     ----------  ------   ----------  ------   ----------  ------
INSTALLMENT AND OTHER LOANS:
   Consumer                          $  175,503    7.32%  $   95,663    5.62%  $   95,739    6.69%
   Home equity                       $  295,992   12.35%  $  248,684   14.61%  $  199,693   13.96%
                                     ----------  ------   ----------  ------   ----------  ------
      Total                          $  471,495   19.67%  $  344,347   20.23%  $  295,432   20.65%
                                     ----------  ------   ----------  ------   ----------  ------
   Net deferred loan fees, premiums
      and discounts                     ($8,149)  -0.34%     ($6,313)  -0.37%     ($6,136)  -0.43%
   Allowance for loan losses           ($38,655)  -1.61%    ($26,492)  -1.56%    ($23,990)  -1.68%
                                     ----------  ------   ----------  ------   ----------  ------
LOANS RECEIVABLE, NET                $2,397,187  100.00%  $1,701,805  100.00%  $1,430,365  100.00%
                                     ==========  ======   ==========  ======   ==========  ======

                                              At                   At
                                           12/31/02             12/31/01
                                     ------------------  --------------------
(Dollars in Thousands)                 Amount    Percent    Amount    Percent
                                     ----------  -------  ----------  -------
TYPE OF LOAN

REAL ESTATE LOANS:
   Residential first mortgage        $  315,043   24.22%  $  401,133   30.33%
   Held for sale                     $   51,987    4.00%  $   27,403    2.07%
                                     ----------  ------   ----------  ------
      Total                          $  367,030   28.22%  $  428,536   32.40%
                                     ----------  ------   ----------  ------
COMMERCIAL LOANS:
   Real estate                       $  397,803   30.58%  $  379,346   28.69%
   Other commercial                  $  276,675   21.27%  $  241,811   18.29%
                                     ----------  ------   ----------  ------
      Total                          $  674,478   51.85%  $  621,157   46.98%
                                     ----------  ------   ----------  ------
INSTALLMENT AND OTHER LOANS:
   Consumer                          $  112,893    8.68%  $  142,875   10.80%
   Home equity                       $  174,033   13.38%  $  156,140   11.81%
                                     ----------  ------   ----------  ------
      Total                          $  286,926   22.06%  $  299,015   22.61%
                                     ----------  ------   ----------  ------
   Net deferred loan fees, premiums
      and discounts                     ($6,837)  -0.52%     ($7,727)  -0.58%
   Allowance for loan losses           ($20,944)  -1.61%    ($18,654)  -1.41%
                                     ----------  ------   ----------  ------
LOANS RECEIVABLE, NET                $1,300,653  100.00%  $1,322,327  100.00%
                                     ==========  ======   ==========  ======

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2005 was as follows:

(Dollars in Thousands)                    Real Estate   Commercial   Consumer     Totals
                                          -----------   ----------   --------   ---------
Variable Rate Maturing or Repricing in:
   One year or less                         $171,400       552,503    222,148     946,051
   One to five years                         144,073       375,160     16,939     536,172
   Thereafter                                  8,452        22,395         --      30,847
Fixed Rate Maturing or Repricing in:
   One year or less                          121,736       168,911     56,739     347,386
   One to five years                         120,362       191,301    133,250     444,913
   Thereafter                                 45,777        50,429     42,416     138,622
                                            --------     ---------    -------   ---------
      Totals                                $611,800     1,360,699    471,492   2,443,991
                                            ========     =========    =======   =========

REAL ESTATE LENDING

The Banks' lending activities consist of the origination of both construction and permanent loans on residential and commercial real Estate. The Banks actively solicit real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Banks' lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price or above 80% of the loan if insured by a private mortgage insurance company. The Banks also provide interim construction financing for single-family dwellings. These loans are generally supported by a term take out commitment. The Banks also make lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot. These loans are generally for a term of three to five years and are secured by the developed lot.

LAND ACQUISITION AND DEVELOPMENT LOANS

Where real estate market conditions warrant, the banks make land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan to value not to exceed 75% of cost or 80% of market value. The loans are made to borrowers with vast real estate development experience and appropriate financial strength. Generally it is required a certain percentage of the development be pre-sold or that construction and term take out commitments are in place prior to funding the loan.

RESIDENTIAL BUILDER GUIDANCE LINES

For borrowers located in a strong real estate markets, the banks provide Builder Guidance Lines that are comprised of pre-sold and spec home construction and lot acquisition loans. The spec home construction and lot acquisition loans are limited to a set number and maximum amount. Generally the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis.

COMMERCIAL REAL ESTATE LOANS

Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property. Loans to finance investment or income properties are made, but require additional equity and a higher debt service coverage margin commensurate with the specific property and projected income.

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

CREDIT RISK MANAGEMENT

The Company's credit risk management includes stringent credit policies, individual loan approval limits and committee approval of larger loan requests. Management practices also includes regular internal and external credit examinations, management review of loans experiencing deterioration of credit quality, quarterly monitoring of all spec home loans, semi annual review of loans by industry and annual interest rate shock testing.

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan type and experience of the individual. Each subsidiary bank has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee has approval authority up to Bank's Board of Directors loan approval authority. The Bank's Board of Directors Approval authority is $1,000,000 at First National Bank West, $2,000,000 at Big Sky Western Bank, Citizens Community Bank, Glacier Bank of Whitefish, Valley Bank of Helena and Western Security Bank and $3,500,000 at First Security Bank, Glacier Bank of Kalispell and Mountain West Bank. Loans over these limits up to $10,000,000 are approved by the Executive Loan Committee of the Company's Board of Directors. The membership of the Executive Loan Committee consists of the bank's senior loan officers and the Company's Credit Administrator. Loans greater than $10,000,000 are approved by the Company's Board of Directors. Under banking laws loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks are active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Banks' risk of increases in interest rates of holding long-term, fixed-rate loans in the loan portfolio and allows the Banks to continue to make loans during periods when deposit flows decline or funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to certain lenders. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to other investors. As of December 31, 2005, loans serviced for others aggregated approximately $145 million.

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

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NONPERFORMING ASSETS

                                             At         At         At         At         At
(Dollars in Thousands)                    12/31/05   12/31/04   12/31/03   12/31/02   12/31/01
                                          --------   --------   --------   --------   --------
NON-ACCRUAL LOANS:
   Mortgage loans                         $   726     $  847    $ 1,129    $ 2,476    $ 4,044
   Commercial loans                         4,045      4,792      8,246      5,157      4,568
   Consumer loans                             481        311        687        409        620
                                          -------     ------    -------    -------    -------
      Total                                 5,252      5,950     10,062      8,042      9,232
                                          -------     ------    -------    -------    -------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
   Mortgage loans                           1,659        179        379        846        818
   Commercial loans                         2,199      1,067      1,798        968        376
   Consumer loans                             647        396        242        184        243
                                          -------     ------    -------    -------    -------
      Total                                 4,505      1,642      2,419      1,998      1,437
                                          -------     ------    -------    -------    -------
Real estate and other assets owned, net       332      2,016        587      1,542        593
                                          -------     ------    -------    -------    -------
TOTAL NON-PERFORMING LOANS AND REAL
   ESTATE AND OTHER ASSETS OWNED, NET      10,089      9,608     13,068     11,582    $11,262
                                          -------     ------    -------    -------    -------
   AS A PERCENTAGE OF TOTAL ASSETS           0.26%      0.32%      0.48%      0.51%      0.53%
                                          -------     ------    -------    -------    -------
Interest Income (1)                       $   359     $  372    $   665    $   596    $   658
                                          -------     ------    -------    -------    -------

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of total assets at December 31, 2005 were ..26 percent versus .32 percent at the same time last year, which compares favorably to the Peer Group average of .45 percent at September 30, 2005, the most recent information available. The reserve for loan losses was 383 percent of non-performing assets at December 31, 2005, up from 276 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the reserve for loan losses account. The reserve balance has increased $12,163,000, or 46 percent, to $38,655,000, which is 1.59 percent of total loans outstanding, up from 1.53 percent of loans at December 31, 2004. Of the $12,163,000 increase, $6,627,000 is the result of acquisitions.

ALLOWANCE FOR LOAN LOSSES

The Allowance for Loan Losses ("ALL") is maintained at a level that allows for the absorption of loan losses inherent within the bank's loan portfolios. The Company is committed to the early recognition of problem loans and to a strong conservative allowance.

Determining the adequacy of the ALL involves a high degree of judgment and is inevitably imprecise. Accordingly, the ALL is maintained within a range based upon a best estimate. The adequacy of the ALL is based on management's current judgment about the credit quality of the loan portfolio and considers all known relevant internal and external factors that affect loan losses. An evaluation of the adequacy of the ALL is conducted at a minimum on a quarterly basis and is documented and approved by the subsidiary Banks' Boards of Directors and reviewed by the Company's Board of Directors quarterly.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing the bank's credit risk rating process, is necessary to support management's evaluation of adequacy of the ALL. An independent loan review function verifying loan risk ratings validates the loan officer and management's evaluation about the credit quality of the loan portfolio. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALL.

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

LOAN LOSS EXPERIENCE

                                                Years ended December 31,
                                      -------------------------------------------
       (Dollars in Thousands)           2005     2004     2003     2002     2001
                                      -------   ------   ------   ------   ------
BALANCE AT BEGINNING OF PERIOD        $26,492   23,990   20,944   18,654    7,799
   CHARGE OFFS:
      Residential real estate            (115)    (419)    (416)    (887)    (677)
      Commercial loans                   (744)  (1,150)    (912)  (2,522)    (723)
      Consumer loans                     (539)    (776)  (1,078)  (1,328)  (2,029)
                                      -------   ------   ------   ------   ------
         Total charge offs            $(1,398)  (2,345)  (2,406)  (4,737)  (3,429)
                                      -------   ------   ------   ------   ------
   RECOVERIES:
      Residential real estate              82      171      126      276       33
      Commercial loans                    414      120      274      326      266
      Consumer loans                      415      361      284      680      567
                                      -------   ------   ------   ------   ------
         Total recoveries             $   911      652      684    1,282      866
                                      -------   ------   ------   ------   ------
   CHARGEOFFS, NET OF RECOVERIES         (487)  (1,693)  (1,722)  (3,455)  (2,563)
   Acquisitions (1)                     6,627       --      959       --    8,893
   PROVISION                            6,023    4,195    3,809    5,745    4,525
                                      -------   ------   ------   ------   ------
BALANCE AT END OF PERIOD              $38,655   26,492   23,990   20,944   18,654
                                      =======   ======   ======   ======   ======
Ratio of net charge offs to average
loans outstanding during the period      0.02%    0.10%    0.12%    0.26%    0.20%

(1) Acquisition of First State Bank, Citizens Community Bank, First National Bank - West, Pend Oreille Bank, WesterFed Financial Corporation and several branches

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSS

                                    2005                 2004                 2003                 2002                 2001
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                        Percent              Percent              Percent              Percent              Percent
                                       of loans             of loans             of loans             of loans             of loans
                                          in                   in                   in                   in                   in
  (Dollars in thousands)    Allowance  category  Allowance  category  Allowance  category  Allowance  category  Allowance  category
                            ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Residential first mortgage
   and loans held for sale   $ 4,318     25.0%      2,693     22.9%      2,147     21.8%      2,334     27.4%      2,722     31.5%
Commercial real estate        14,370     32.0%      9,222     30.3%      7,464     33.2%      7,088     30.1%      5,906     28.3%
Other commercial              12,566     23.7%      9,836     26.9%      9,951     24.7%      7,670     20.9%      6,225     18.0%
Consumer                       7,401     19.3%      4,741     19.9%      4,428     20.3%      3,852     21.6%      3,801     22.2%
                             -------    -----      ------    -----      ------    -----      ------    -----      ------    -----
   Totals                    $38,655    100.0%     26,492    100.0%     23,990    100.0%     20,944    100.0%     18,654    100.0%
                             =======    =====      ======    =====      ======    =====      ======    =====      ======    =====

                                SOURCES OF FUNDS

GENERAL

Deposits are the most important source of the Banks' funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, treasury term borrowings, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

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

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity:

                                   Certificate    Demand
     (Dollars in thousands)          Accounts    Deposits     Totals
                                   -----------   --------   ---------
Within three months ............     $235,336     912,887   1,148,223
Three months to six months .....       46,971          --      46,971
Seven months to twelve months ..       49,556          --      49,556
Over twelve months .............       39,230          --      39,230
                                     --------     -------   ---------
   Totals ......................     $371,093     912,887   1,283,980
                                     ========     =======   =========

For additional information, see "Item 7 - Management's Discussion & Analysis" and footnote 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust I and Glacier trust II as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005. Citizens Trust I issued 5,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of three month LIBOR plus 2.65% rate adjustable quarterly from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by June 17, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Citizens Trust I. Glacier Trust II issued 45,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 5.788% for the first five years and then converts to a three month LIBOR plus 2.75% adjustable quarterly rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust II. The proceeds were used for general corporate purposes. Glacier Trust I issued 1,400,000 preferred securities at $25 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 9.40% from payments on the junior subordinated debentures of Glacier Bancorp, Inc. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of the trust. The purpose of the issuance of the securities was to finance the acquisition of WesterFed Financial Corporation and seven Wells Fargo & Company and First Security Corporation branches in 2001. On February 1, 2006, the Glacier Trust I subordinated debentures were redeemed and replaced with an equal amount of junior subordinated debentures with an interest rate of 6.08%. For additional information regarding the subordinated debentures, see Note 10 and 22 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As a member of the Federal Home Loan Bank of Seattle ("FHLB"), the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All of the Banks are members of the FHLB.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

                                             For the year ended December 31,
                                             -------------------------------
(Dollars in thousands)                          2005       2004      2003
                                              --------   -------   -------
FHLB Advances
   Amount outstanding at end of period....    $402,191   818,933   777,294
   Average balance .......................    $673,904   791,245   601,679
   Maximum outstanding at any month-end...    $804,047   862,136   777,294
   Weighted average interest rate ........        3.19%     2.34%     2.80%
Repurchase Agreements:
   Amount outstanding at end of period        $129,530    76,158    56,968
   Average balance .......................    $103,522    69,480    61,609
   Maximum outstanding at any month-end...    $132,534    80,265    74,808
   Weighted average interest rate ........        2.85%     1.25%     1.09%

The Banks also participate in a treasury term auction program whereby when the treasury has excess funds, the Banks are able to bid on the funds. The term of the borrowings are typically less then 21 days and the interest rate is based on the Bank's bid. The following lists the outstanding treasury term borrowings:

                                 December 31,
                         ---------------------------
(dollars in thousands)        2005       2004   2003
                         -------------   ----   ----
Outstanding balance ..   $     179,000    --     --
Weighted rate ........            4.29%   --     --
Maturity date ........    Jan. 3, 2006    --     --

For additional information concerning the Company's advances and repurchase agreements, see footnotes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                    EMPLOYEES

As of December 31, 2005, the Company employed 1,244 persons, 1,125 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for detailed information regarding profit sharing plan costs and eligibility.

                           SUPERVISION AND REGULATION

INTRODUCTION

Banking is a highly regulated industry, and banking laws and regulations are primarily intended to protect depositors, not shareholders. The following discussion identifies some of the more significant state and federal laws and regulations affecting the banking industry. It is intended only to summarize these laws and regulations and, therefore, is not complete and is qualified by the statutes and regulations referenced in the discussion.

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, due to its ownership of Glacier Bank, Mountain West Bank, First Security Bank of Missoula, Western Security Bank, Big Sky Western Bank, First National Bank, Valley Bank of Helena, and Glacier Bank of Whitefish, and Citizens Community Bank. All of the Banks are Montana-state chartered commercial banks, except for Mountain West Bank and Citizens Community Bank, both of which are Idaho state-chartered banks, and First National Bank-West, which is a national banking association. All of the Banks are also members of the Federal Reserve, with the exception of Mountain West Bank and Citizens Community Bank, which is a non-Fed member FDIC-insured bank. As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary Banks. This means that the Company is required to commit, as necessary, resources to support the Banks. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

THE SUBSIDIARIES

With the exception of Mountain West Bank, Citizens Community Bank and First National Bank-West, the Company's subsidiaries are subject to extensive regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division and the FRB as a result of their membership in the Federal Reserve System. Mountain West Bank and Citizens Community Bank are subject to regulation by the Idaho Department of Finance and by the FDIC as state non-member commercial banks. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively. As a national banking association with its home office in Wyoming, First National Bank-West is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and, to a certain extent, the Wyoming Division of Banking.

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

Utah and Washington have each enacted "opting in" legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to certain aging requirements. Under Utah law, an out-of-state bank may acquire a bank branch located in Utah, but it may not establish a de novo branch in Utah if its home state does not have reciprocal laws on de novo branching. Under Washington law, an out-of-state bank may, subject to the Director's approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions

Under Wyoming law, banks located in Wyoming may be acquired by out-of-state banks so long as (1) with certain exceptions, the resulting bank and its affiliates would not control 30% or more of the total deposits held by all insured depository institutions in Wyoming, and (2) the in-state bank has been in existence for at least three years. Branches may not be acquired or opened separately in Wyoming by an out-of-state bank, but once an out-of-state bank has acquired a bank within Wyoming, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Wyoming.

DEPOSIT INSURANCE

The deposits of the Banks are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are subject to semi-annual deposit insurance premium assessments by the FDIC. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010.

DIVIDENDS

The principal source of the Company's cash revenues is dividends received from the Company's subsidiary Banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws and, in the case of First National Bank - West, the OCC, also limit a bank's ability to pay dividends.

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

CORPORATE GOVERNANCE AND ACCOUNTING LEGISLATION

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("SOX") addresses corporate and accounting fraud. SOX establishes an accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

SOX also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense, including ongoing compliance with Section 404, as a result of SOX, but we do not expect that such compliance will have a material impact on our business.

ANTI-TERRORISM LEGISLATION

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act") is intended to combat terrorism. Among other things, the Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While the Patriot Act may, to some degree, affect the Company's record-keeping and reporting expenses, the Company does not believe that the Patriot Act will have a material adverse effect on its business and operations.

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

We do not believe that the Gramm-Leach-Bliley Act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

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

                                    TAXATION

FEDERAL TAXATION

The Company files a consolidated federal tax return, using the accrual method of accounting. All required tax returns have been filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations. See note 12 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

STATE TAXATION

Under Montana, Idaho and Utah law, financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75% in Montana, 7.6% in Idaho, and 5% in Utah. Wyoming and Washington do not impose a corporate tax.

ITEM 1A. RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

FLUCTUATING INTEREST RATES CAN ADVERSELY AFFECT OUR PROFITABILITY

Our profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot assure you that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. For discussion concerning Net Interest Income Simulation see "Item 7 - Management Discussion & Analysis".

OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES, WHICH COULD ADVERSELY AFFECT OUR EARNINGS

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase the allowance for loan losses which could have a negative effect on our financial condition and results of operation.

OUR LOAN PORTFOLIO MIX COULD RESULT IN INCREASED CREDIT RISK IN AN ECONOMIC DOWNTURN

Our loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to our total loans and total assets. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the Federal Deposit Insurance Corporation recently issued a pronouncement alerting banks to their concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

COMPETITION IN OUR MARKET AREA MAY LIMIT OUR FUTURE SUCCESS

Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in our market area. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are. Some of our competitors have greater financial resources than we do. If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2005, the Company owned 53 of its 71 offices, including its headquarters and other property having an aggregate book value of approximately $58 million, and leased the remaining branches. 8 offices are leased in Montana, 6 offices are leased in Idaho, 2 offices are leased in Wyoming, 1 office is leased in Utah, and 1 office is leased in Washington. The following schedule provides property information for the Company's operating segments as of December 31, 2005.

                         Properties   Properties   Net Book
(dollars in thousands)     Leased        Owned       Value
----------------------   ----------   ----------   --------
Glacier                        2            8       $ 7,738
Mountain West                  7           13        13,760
First Security                 3            8         9,137
Western                        1            6         4,592
First National                 2            5         3,263
Big Sky                        1            3         8,694
Valley                         1            5         4,178
Whitefish                     --            2         3,016
Citizens                       1            3         3,150
                             ---          ---       -------
                              18           53       $57,528
                             ===          ===       =======

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business new locations and facility upgrades occur.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ National Market under the symbol: GBCI. The primary market makers are: D.A. Davidson & Co., Inc., Goldman, Sachs & Co., Keefe, Bruyette & Woods, Inc., Knight Equity Markets, L.P., and Morgan Stanley &

Co., Inc.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2005, there were approximately 10,932 shareholders of Company common stock. Following is a schedule of quarterly common stock price ranges:

                  2005              2004
            ---------------   ---------------
Quarter      High      Low     High      Low
-------     ------   ------   ------   ------
First ...   $27.98   $23.59   $21.63   $18.88
Second ..   $26.39   $21.07   $22.60   $19.59
Third ...   $31.40   $25.91   $24.28   $20.60
Fourth ..   $33.50   $28.00   $28.71   $23.12

The Company paid cash dividends on its common stock of $.60 and $.54 per share for the years ended December 31, 2005 and 2004, respectively.

UNREGISTERED SECURITIES

There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

ISSUER STOCK PURCHASES

The Company made no stock repurchases during 2005.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two compensation plans that provide for the issuance of the Company's common stock to officers and other employees, directors and consultants. These consist of the 1994 Director Stock Option Plan, amended, and the 2005 Employee Stock Incentive Plan, each of which have been approved by the shareholders. In addition, there are outstanding options issued under the 1995 Employee Stock Option Plan that has expired. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

                                                                                  Number of shares remaining
                                                                                     available for future
                                 Number of shares to be      Weighted-average        issuance under equity
                                issued upon exercise of      exercise price of        compensation plans
                                  outstanding options,     outstanding options,        (excluding shares
                                warrants, and rights (1)   warrants, and rights    reflected in column (a))
Plan Category                              (a)                      (b)                       (c)
-------------                   ------------------------   --------------------   --------------------------
Equity compensation plans
approved by the shareholders            1,670,400                 $18.580                  3,757,156

Equity compensation plans not
approved by shareholders                       --                 $     0                         --

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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                           At December 31,
                                                     ----------------------------------------------------------
(dollars in thousands, except per share data)           2005         2004        2003        2002        2001
---------------------------------------------        ----------   ---------   ---------   ---------   ---------
SUMMARY OF FINANCIAL CONDITION:
   Total assets ..................................   $3,706,344   3,010,737   2,739,633   2,281,344   2,085,747
   Investment securities, available for sale .....      967,970   1,085,626   1,096,954     782,825     545,585
   Loans receivable, net .........................    2,397,187   1,701,805   1,430,365   1,300,653   1,322,327
   Allowance for loan losses .....................      (38,655)    (26,492)    (23,990)    (20,944)    (18,654)
   Intangibles ...................................       87,114      42,315      42,816      40,011      41,771
   Deposits ......................................    2,534,712   1,729,708   1,597,625   1,459,923   1,446,064
   Advances from Federal Home Loan Bank ..........      402,191     818,933     777,294     483,660     367,295
   Securities sold under agreements to
      repurchase and other borrowed funds ........      317,222      81,215      64,986      61,293      32,585
   Stockholders' equity ..........................      333,239     270,184     237,839     212,249     176,983
   Equity per common share* ......................        10.36        8.80        7.86        7.14        6.11
   Equity as a percentage of total assets ........         8.99%       8.97%       8.68%       9.30%       8.49%

                                                                 Years ended December 31,
                                                     ------------------------------------------------
(dollars in thousands, except per share data)          2005       2004      2003      2002      2001
---------------------------------------------        --------   -------   -------   -------   -------
SUMMARY OF OPERATIONS:
   Interest income ...............................   $189,985   147,285   130,830   133,989   137,920
   Interest expense ..............................     59,978    39,892    38,478    47,522    65,546
                                                     --------   -------   -------   -------   -------
      Net interest income ........................    130,007   107,393    92,352    86,467    72,374
   Provision for loan losses .....................      6,023     4,195     3,809     5,745     4,525
   Non-interest income ...........................     44,626    34,565    33,562    25,917    23,251
   Non-interest expense ..........................     90,926    72,133    65,944    57,813    57,385
                                                     --------   -------   -------   -------   -------
      Earnings before income taxes ...............     77,684    65,630    56,161    48,826    33,715
   Income taxes ..................................     25,311    21,014    18,153    16,424    12,026
                                                     --------   -------   -------   -------   -------
      Net earnings ...............................     52,373    44,616    38,008    32,402    21,689
                                                     ========   =======   =======   =======   =======
      Basic earnings per common share* ...........       1.67      1.46      1.26      1.10      0.80
      Diluted earnings per common share* .........       1.64      1.43      1.24      1.08      0.78
      Dividends declared per share* ..............       0.60      0.54      0.48      0.39      0.35

                                                     At or for the years ended December 31,
                                                     --------------------------------------
                                                      2005    2004    2003    2002    2001
                                                     -----   -----   -----   -----   ------
RATIOS:
Net earnings as a percent of
   average assets ................................    1.52%   1.54%   1.53%   1.50%   1.10%
   average stockholders' equity ..................   17.62%  17.61%  16.82%  16.57%  13.49%
Dividend payout ratio ............................   35.93%  37.36%  38.07%  35.45%  43.48%
Average equity to average asset ratio ............    8.61%   8.75%   9.10%   9.08%   8.26%
Net interest margin on average earning assets
   (tax equivalent) ..............................    4.20%   4.15%   4.20%   4.51%   4.08%
Allowance for loan losses as a percent of loans ..    1.59%   1.53%   1.65%   1.58%   1.39%
Allowance for loan losses as a percent of
    nonperforming assets .........................     383%    276%    184%    181%    165%

                                                              At or for the years ended December 31,
                                                     --------------------------------------------------------
(dollars in thousands)                                  2005         2004        2003        2002       2001
----------------------                               ----------   ---------   ---------   ---------   -------
OTHER DATA:
   Loans originated and purchased ................   $2,113,777   1,543,595   1,509,850   1,204,852   994,527
   Loans serviced for others .....................   $  145,279     174,805     189,601     253,063   286,996
   Number of full time equivalent employees ......        1,125         857         807         737       728
   Number of offices .............................           71          55          54          50        51
   Number of shareholders of record ..............        1,907       1,784       1,763       1,586     1,645

*    revised for stock splits and dividends

Acquisitions using the purchase method of accounting include the operations since the acquisition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

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

HIGHLIGHTS AND OVERVIEW

During the past year the Company acquired three banks and a branch that combined accounted for an increase in total assets of $570 million, net loans of $291 million, and deposits of $458 million. The acquisitions resulted in two new subsidiaries that are strategically located in southwest Wyoming and southeast Idaho and additional branches that merged into existing subsidiaries located in western Montana and Northern Idaho. The acquisitions resulted in additional goodwill of $42 million and core deposit intangibles of $5 million.

The Company experienced strong loan growth with total loans outstanding increasing by $708 million, or 41 percent from the prior year. Without the acquisition, loans increased $417 million, or 24 percent. All loan classifications experienced increases with commercial loan growth leading the way with an increase of $366 million, or 37 percent. Real estate loans increased $214 million, or 55 percent, and consumer loans increased by $127 million, or 37 percent. Due to the continuing reduction in spreads on funding costs versus investment returns, the cash flow from investments were used to fund loans. Investments declined $118 million, or 11% from prior year.

Non-interest bearing deposits increased $207 million or 45 percent during the year providing a stable low-cost funding source for a portion of the asset growth. The Company also increased interest bearing deposits by $598 million or 47 percent, of which $165 million was in the form of brokered CDs. $179 million of the $183 increase in other borrowed funds is from the treasury term auction borrowings that are a temporary funding source when the Treasury has excess funds available. The increase in deposits and other borrowed funds has allowed the Company to reduce its funding with the Federal Home Loan Bank by $417 million, which typically has a higher interest rate than other sources.

Increases in short term interest rates by the Federal Reserve Board during 2005 have resulted in higher yields on loans and sources of funding. The increase in loan volumes, higher loan rates, and the increase in non-interest bearing deposits, resulted in an increase in net interest income of $23 million or 21 percent over the prior year.

The Company also increased non-interest income by $10 million primarily the result of the increase in the loan and deposit portfolios and the high volume of residential loans sold. Mortgage loans sold during 2005 increased $163 million, or 56 percent, which contributed to the $3 million or 38 percent increase on gain in sale of loans sold.

Non-interest expense increased $19 million, or 26%, from last year with the largest increase occurring in compensation and benefits. Additional locations and related staffing and merit increases were the primary reasons for this increase. Other operating expenses also increased reflecting the increased volume of activities in loan and deposit operations and the bank acquisitions.

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

FINANCIAL CONDITION

ASSETS

The results of operations and financial condition include the acquisitions from the completion dates forward. The following table provides information on selected classifications of assets and liabilities acquired:

                                           First National      Citizens      Bonners Ferry    First State
(UNAUDITED - $ IN THOUSANDS)      Total         Bank        Community Bank       Branch           Bank
                                --------   --------------   --------------   -------------   -------------
Acquisition Date                            Feb. 28, 2005    April 1, 2005    May 20, 2005   Oct. 31, 2005
Total assets                    $569,980       267,126          126,394          23,868         152,592
Investments                      154,517       124,733            7,916              --          21,868
Net loans                        290,828        87,678           89,240           5,047         108,863
Non-interest bearing deposits    148,499        95,053           25,789           6,073          21,584
Interest bearing deposits        309,929       129,697           75,008          17,777          87,447

The following table summarizes the asset balances as of December 31, 2005 and 2004, the amount of change, and percentage change during 2005:

                                                           December 31,
                                                     -----------------------
ASSETS ($ IN THOUSANDS)                                 2005         2004       $ change   % change
                                                     ----------   ----------   ---------   --------
Cash on hand and in banks                            $  111,418   $   79,300   $  32,118      41%
Investments, interest bearing deposits,
   FHLB stock, FRB stock, and Fed Funds                 991,246    1,098,633    (107,387)    -10%

Loans:
   Real estate                                          607,627      393,141     214,486      55%
   Commercial                                         1,357,051      991,081     365,970      37%
   Consumer                                             471,164      344,075     127,089      37%
                                                     ----------   ----------   ---------     ---
      Total loans                                     2,435,842    1,728,297     707,545      41%
   Allowance for loan losses                            (38,655)     (26,492)    (12,163)     46%
                                                     ----------   ----------   ---------     ---
      Total loans net of allowance for loan losses    2,397,187    1,701,805     695,382      41%
                                                     ----------   ----------   ---------     ---
Other assets                                            206,493      130,999      75,494      58%
                                                     ----------   ----------   ---------     ---
   Total Assets                                      $3,706,344   $3,010,737   $ 695,607      23%
                                                     ==========   ==========   =========     ===

At December 31, 2005 total assets were $3.706 billion, which is $696 million greater than the December 31, 2004 assets of $3.011 billion, an increase of 23 percent. Without $570 million in assets acquired in acquisitions, total assets were up $126 million from a year ago, or 4 percent.

Total loans have increased $708 million from December 31, 2004, or 41 percent, with the growth occurring in all loan categories. Commercial loans have increased $366 million, or 37 percent, real estate loans gained $214 million, or 55 percent, and consumer loans grew by $127 million, or 37 percent. Acquisitions added $291 million of the total with internal growth contributing $417 million, a 24 percent increase.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold have decreased $107 million from December 31, 2004. Without the acquisitions, investments would have declined $262 million, or 24 percent, from December 31, 2004. Investment securities at year end represented 27% of total assets versus 36% the prior year.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2005, 2004, and 2003:

                                                               December 31,
                                                          ---------------------
                                                           2005    2004    2003
                                                          -----   -----   -----
ASSETS:
Cash, and cash equivalents, investment securities, FHLB
   and Federal Reserve stock ..........................    29.7%   39.1%   43.2%
Real estate loans and loans held for sale .............    16.3%   13.0%   11.5%
Commercial loans ......................................    35.9%   32.3%   30.1%
Consumer loans ........................................    12.5%   11.3%   10.6%
Other assets ..........................................     5.6%    4.3%    4.6%
                                                          -----   -----   -----
                                                          100.0%  100.0%  100.0%
                                                          =====   =====   =====

The percentage of assets held as cash, and cash equivalents, investment securities, FHLB and Federal Reserve stock has decreased from 39.1 percent at December 31, 2004 to 29.7 percent at December 31, 2005. The decrease is a result of the continuing principal paydowns on securities and the increase in total assets resulting from the large increase in loans outstanding. The Company continues to focus on quality loan growth of all types which contributed to an increase in all loan categories.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2005 and 2004, the amount of change, and percentage change during 2005:

                                              December 31,
                                        -----------------------
LIABILITIES ($ IN THOUSANDS)               2005         2004       $ change   % change
                                        ----------   ----------   ---------   --------
Non-interest bearing deposits           $  667,008   $  460,059   $ 206,949      45%
Interest-bearing deposits                1,867,704    1,269,649     598,055      47%
Advances from Federal Home Loan Bank       402,191      818,933    (416,742)    -51%
Securities sold under agreements to
   repurchase and other borrowed funds     317,222       81,215     236,007     291%
Other liabilities                           33,980       30,697       3,283      11%
Subordinated debentures                     85,000       80,000       5,000       6%
                                        ----------   ----------   ---------     ---
   Total liabilities                    $3,373,105   $2,740,553   $ 632,552      23%
                                        ==========   ==========   =========     ===

Non-interest bearing deposits have increased $207 million, or 45 percent, since December 31, 2004. Without acquisitions the increase was $58 million, or 13 percent. This continues to be a primary focus of our banks and the programs we have initiated this past year continue to gain momentum. Interest bearing deposits, including $165 million in broker originated certificates of deposit, have increased $598 million from December 31, 2004 with $310 million from acquisitions. Since December 31, 2004, without acquisitions, interest bearing deposits increased $288 million, or 23 percent. This growth in deposits, a low cost stable funding source, gives us increased flexibility in managing our asset mix. Federal Home Loan Bank advances decreased $417 million, and repurchase agreements and other borrowed funds increased $236 million from December 31, 2004. At December 31, 2005 other borrowed funds includes $179 million in U.S. Treasury Tax and Loan Term Auction funds.

The following table summarizes the major liability components as a percentage of total liabilities as of December 31, 2005, 2004, and 2003:

                                                     December 31,
                                                ---------------------
                                                 2005    2004   2003
                                                -----   -----   -----
LIABILITIES AND STOCKHOLDER'S EQUITY:
Deposit accounts ............................    68.4%   57.4%   58.3%
FHLB advances ...............................    10.8%   27.2%   28.4%
Other borrowings and repurchase agreements ..     8.6%    2.7%    2.4%
Other liabilities ...........................     3.2%    3.7%    2.2%
Stockholders' equity ........................     9.0%    9.0%    8.7%
                                                -----   -----   -----
                                                100.0%  100.0%  100.0%
                                                =====   =====   =====

The deposits increased from 57.4 percent at December 31, 2004 to 68.4 percent at December 31, 2005. The large increase in deposits and the increase in other borrowed funds allowed the Company to significantly reduce the FHLB advances. Stockholders equity as a percentage of total liabilities and stockholder's equity remained steady throughout the year, even though there were several branch and bank acquisitions and large growth in liabilities.

STOCKHOLDERS' EQUITY
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             December 31,
                                                         -------------------
                                                           2005       2004     $ change   % change
                                                         --------   --------   --------   --------
Common equity                                            $332,418   $264,250   $ 68,168      26%
Accumulated other comprehensive income                        821      5,934     (5,113)    -86%
                                                         --------   --------   --------
   Total stockholders' equity                             333,239    270,184     63,055      23%
Core deposit intangible, net, and goodwill                (87,114)   (42,315)   (44,799)    106%
                                                         --------   --------   --------
   Tangible stockholders' equity                         $246,125   $227,869   $ 18,256       8%
                                                         ========   ========   ========
Stockholders' equity to total assets                         8.99%      8.97%
Tangible stockholders' equity to total tangible assets       6.80%      7.68%
Book value per common share                              $  10.36   $   8.80   $   1.56      18%
Market price per share at end of quarter                 $  30.05   $  27.23   $   2.82      10%

STOCKHOLDERS' EQUITY

Total equity and book value per share amounts have increased substantially from December 31, 2004, the result of issuing stock for the Citizens Community Bank, and First State Bank acquisitions, earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, decreased $5.113 million from December 31, 2004, primarily a function of interest rate changes and the decreased balance of securities.

RESULTS OF OPERATIONS

REVENUE SUMMARY
($ IN THOUSANDS)

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2005       2004     $ change   % change
                                                --------   --------   --------   --------
Net interest income                             $130,007   $107,393    $22,614      21%
Fees and other revenue:
   Service charges, loan fees, and other fees     30,812     24,260      6,552      27%
   Gain on sale of loans                          11,048      8,015      3,033      38%
   Loss on sale of investments                      (138)        --       (138)    n/m
   Other income                                    2,904      2,290        614      27%
                                                --------   --------    -------     ---
      Total non-interest income                   44,626     34,565     10,061      29%
                                                --------   --------    -------     ---
                                                $174,633   $141,958    $32,675      23%
                                                ========   ========    =======     ===
Tax equivalent net interest margin                  4.20%      4.15%
                                                ========   ========

NET INTEREST INCOME

Net interest income for the year increased $22.614 million, or 21 percent, over 2004. Total interest income increased $42.700 million, or 29 percent, while total interest expense was $20.086 million, or 50 percent higher. FHLB dividends received were $1.125 million lower in 2005. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.20 percent which was five basis points higher than the 4.15 percent result for 2004.

NON-INTEREST INCOME

Total non-interest income increased $10.061 million, or 29 percent in 2005. Fee income increased $6.552 million, or 27 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $3.033 million, or 38 percent, from last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $614 thousand higher than 2004 of which $220 thousand was from the sale of property held for future expansion that was no longer needed, and the remainder from various volume increases.

NON-INTEREST EXPENSE SUMMARY

                                                Years ended December 31,
                                        ---------------------------------------
($ IN THOUSANDS)                          2005     2004     $ change   % change
                                        -------   -------   --------   --------
Compensation and employee
   benefits and related expense         $51,385   $39,955    $11,430       29%
Occupancy and equipment expense          12,851    10,797      2,054       19%
Outsourced data processing                1,839     1,551        288       19%
Core deposit intangibles amortization     1,470     1,074        396       37%
Other expenses                           23,381    18,756      4,625       25%
                                        -------   -------    -------      ---
   Total non-interest expense           $90,926   $72,133    $18,793       26%
                                        =======   =======    =======      ===

NON-INTEREST EXPENSE

Non-interest expense increased by $18.793 million, or 26 percent, from 2004. Compensation and benefit expense increased $11.430 million, or 29 percent, with acquisitions, additional bank branches, commissions on mortgage loan production, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. Occupancy and equipment expense increased $2.054 million, or 19 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $4.625 million, or 25 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased slightly to 52 percent up from 51 percent for 2004.

INCOME TAX EXPENSE

Income tax expense in 2005 was reduced by $317 thousand due to the statutory closing of certain previous years' tax returns and tax accrual adjustments.

CREDIT QUALITY INFORMATION

                                                        December 31,   December 31,
($ IN THOUSANDS)                                            2005           2004
                                                        ------------   ------------
Allowance for loan losses                                 $38,655        $26,492
Non-performing assets                                      10,089          9,608
Allowance as a percentage of non performing assets            383%           276%
Non-performing assets as a percentage of total assets        0.26%          0.32%
Allowance as a percentage of total loans                     1.59%          1.53%
Net charge-offs as a percentage of loans                    0.020%         0.098%

PROVISION FOR LOAN LOSSES - Non-performing assets as a percentage of total assets at December 31, 2005 were at .26 percent, increasing from .22 percent at September 30, 2005 the result of higher levels of non-performing assets acquired with the First State Bank transaction. Without the effects of the First State Bank acquisition, non-performing assets would have been $4.561 million, or .12 percent of total assets. At December 31, 2004 the ratio was .32 percent. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .45 percent at September 30, 2005, the most recent information available. The allowance for loan losses was 383 percent of non-performing assets at December 31, 2005, up from 276 percent a year ago. The allowance, including $6.627 million from acquisitions, has increased $12.163 million, or 46 percent, from a year ago. The allowance of $38.655 million, is
1.59 percent of December 30, 2005 total loans outstanding, up slightly from the
1.53 percent a year ago. The provision for loan losses expense was $6.023 million for 2005, an increase of $1.828 million, or 44 percent, from 2004. Net charge offs of $487 thousand was a very low .020 percent of loans outstanding which is substantially lower than the already low .098 percent in 2004. With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan loss. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credit and un-advanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are the advances from the Federal Home Loan Bank. For the maturity schedule of advances see footnote 8 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data". The following table represents our contractual obligations as of December 31, 2005:

                                                                 Payments Due by Period
                                 --------------------------------------------------------------------------------------
                                              Indeterminate
(dollars in thousands)              Total      Maturity (1)     2006      2007     2008     2009     2010    Thereafter
                                 ----------   -------------   -------   -------   ------   ------   ------   ----------
Deposits .....................   $2,534,712     1,768,835     619,363    95,113   27,009   10,937   13,411          44
Advances from the FHLB .......      402,191            --     192,373   101,922   21,298    2,297      774      83,527
Repurchase agreements ........      129,530            --     129,348        --       --      182       --          --
Subordinated debentures ......       85,000            --      35,000        --       --       --       --      50,000
Capital lease obligations ....        3,631            --         189       200      202      204      206       2,630
Operating lease obligations ..        7,021            --       1,333     1,197      988      781      706       2,016
                                 ----------     ---------     -------   -------   ------   ------   ------     -------
                                 $3,162,085     1,768,835     977,606   198,432   49,497   14,401   15,097     138,217
                                 ==========     =========     =======   =======   ======   ======   ======     =======

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

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2005, we had a negative GAP position at six months and a positive GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 6.29% which compares to a negative 5.55% at December 31, 2004 and a negative 4.00% at December 31, 2003. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                        Projected maturity or repricing
                                           ---------------------------------------------------------
                                               0-6        6-12        1-5      More than
(dollars in thousands)                       Months      Months      years      5 years      Total
                                           ----------   --------   ---------   ---------   ---------
ASSETS:
   Interest bearing deposits and
      federal funds sold ...............   $   23,276         --          --          --      23,276
   Investment securities ...............       10,466      4,585     108,451     205,221     328,723
   Mortgage-backed securities ..........      101,731     87,758     360,355      35,874     585,718
   FHLB stock and FRB stock ............       36,301         --          --      17,228      53,529
   Floating rate loans .................      801,593    144,458     536,172      30,847   1,513,070
   Fixed rate loans ....................      209,418    137,968     444,913     138,622     930,921
                                           ----------   --------   ---------    --------   ---------
TOTAL INTEREST BEARING ASSETS ..........   $1,182,785    374,769   1,449,891     427,792   3,435,237
                                           ==========   ========   =========    ========   =========

LIABILITIES:

   Interest-bearing deposits ...........      976,353    148,970     139,073     603,308   1,867,704
   FHLB advances .......................      105,568     86,822     126,469      83,332     402,191
   Repurchase agreements and other
      borrowed funds ...................      316,856        252         114          --     317,222
                                           ----------   --------   ---------    --------   ---------
TOTAL INTEREST BEARING LIABILITIES .....   $1,398,777    236,044     265,656     686,640   2,587,117
                                           ==========   ========   =========    ========   =========
Repricing gap ..........................   $ (215,992)   138,725   1,184,235    (258,848)    848,120
Cumulative repricing gap ...............   $ (215,992)   (77,267)  1,106,968     848,120
Cumulative gap as a % of total assets ..        -6.29%     -2.25%      32.22%      24.69%

Gap Earnings Sensitivity (1) ...........                $   (471)

Gap Earnings Sensitivity Ratio (2) .....                   -0.90%

(1) Gap Earnings Sensitivity is the estimated effect on income, after taxes of 39%, of a 1% increase or decrease in interest rates (1% of ($77,276 - $30,138))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the estimated yearly earnings of $52,373. A 1% increase in interest rates has this estimated percentage decrease effect on annual income.

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

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the Asset/Liability Management Committee (ALCO) of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 200 or 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2005 and 2004 as compared to the 10% Board approved policy limit.

                                                 2005     2004
                                               -------   ------
                  +200 bp
Estimated sensitivity ......................     -2.08%   -3.47%
Estimated decrease in net interest income ..   $(2,704)  (3,727)
          -200 bp and -100 bp (1)
Estimated sensitivity ......................     -0.64%    0.38%
Estimated increase in net interest income ..   $  (832)     408

(1) -200 bp and -100 bp for the years ended December 31, 2005, and 2004, respectively

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Core deposits, FHLB credit lines, available-for-sale investment securities, and net income are the key elements in meeting these objectives. All nine banking subsidiaries are members of the FHLB. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of year ended December 31, 2005, the Company had $847 million of available FHLB line of which $402 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $63.055 million during 2005, or 23 percent the net result of earnings of $52.373 million, common stock issued for the acquisition of Citizens and First State Bank, less cash dividend payments and a decline of $5.113 million in the net unrealized gains on available-for-sale investment securities. For additional information see footnote 11 in the Consolidated Financial Statements. Dividend payments were increased by $.06 per share, or 11 percent in 2005. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the Financial Accounting Standards Board issued a Staff Position which amends SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Staff Position addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 Accounting Changes and Errors Corrections which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement replaces APB Opinion No. 20 Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board issued a revised version of SFAS No. 123 Share-Based Payment, mandating that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The intrinsic value method of accounting for such awards, as previously elected by the company and provided for in APB Opinion No. 25, Accounting for Stock Issued to Employees will no longer be acceptable under GAAP for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. If no comparable market values are available, the grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Under the previous provisions of SFAS No. 123, Accounting for Stock Based Compensation companies using the intrinsic value method were required to disclose in a footnote to their financial statements the effect on net income of using the intrinsic value rather than the grant-date fair value method. The company has continued to use the intrinsic value method, with appropriate disclosures, in its financial statements through December 31, 2005 (See Stock Based Compensation under Note 1 to the company's consolidated financial statements). The company expects to adopt SFAS No. 123 (Revised) effective with its reporting for the first quarter of 2006.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

RESULTS OF OPERATIONS

Operating results include amounts related to the operation of the three branches acquired with the Pend Oreille Bank as of July 15, 2003 and the Ione, Washington branch as of June 4, 2004.

REVENUE SUMMARY
($ IN THOUSANDS)

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2004       2003     $ change   % change
                                                --------   --------   --------   --------
Net interest income                             $107,393   $ 92,352    $15,041       16%
Fees and other revenue:
   Service charges, loan fees, and other fees     24,260     19,756      4,504       23%
   Gain on sale of loans                           8,015     10,674     (2,659)     -25%
   Gain on sale of investments,
      net of impairment charge                        --      1,253     (1,253)    -100%
   Other income                                    2,290      1,879        411       22%
                                                --------   --------    -------     ----
      Total non-interest income                   34,565     33,562      1,003        3%
                                                --------   --------    -------     ----
                                                $141,958   $125,914    $16,044       13%
                                                ========   ========    =======     ====
Tax equivalent net interest margin                  4.15%      4.20%
                                                ========   ========

NET INTEREST INCOME

Net interest income increased $15.041 million, or 16 percent, over 2003. Total interest income was $16.455 million, or 13 percent higher than 2003, while total interest expense was $1.414 million, or 4 percent higher. The investment portfolio generated approximately 61 percent of the increase in interest income. Additional interest income from the large increase in loans outstanding was partially offset by lower rates on the loan portfolio due to refinancing, and re-pricing of existing loans. The increase in interest expense is attributed to the increase in the subordinated debentures which increased interest expense by $2.004 million. Interest expense on deposits declined $3.167 million, or 18 percent, from reductions in rates on maturing fixed term interest bearing deposits. Interest on Federal Home Loan Bank borrowings and other borrowed funds increased $2.577 million, or 15 percent, from increased volumes and decreasing interest rates. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.15 percent which was a decrease from 4.20 percent for 2003.

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

NON-INTEREST EXPENSE SUMMARY
($ IN THOUSANDS)

                                                Years ended December 31,
                                        ---------------------------------------
                                          2004      2003    $ change   % change
                                        -------   -------   --------   --------
Compensation and employee
   benefits and related expense         $39,955   $36,173    $3,782       10%
Occupancy and equipment expense          10,797     9,931       866        9%
Outsourced data processing                1,551     1,650       (99)      -6%
Core deposit intangibles amortization     1,074     1,243      (169)     -14%
Other expenses                           18,756    16,947     1,809       11%
                                        -------   -------    ------      ---
   Total non-interest expense           $72,133   $65,944    $6,189        9%
                                        =======   =======    ======      ===

NON-INTEREST EXPENSE

Non-interest expense increased by $6.189 million, or 9 percent, from 2003 including expenses from the acquisitions, two additional branches in Boise, Idaho, and a new branch in downtown Bozeman, Montana. Compensation and benefit expense increased $3.782 million, or 10 percent, with the additional bank branches, normal compensation increases for job performance and increased cost for benefits tied to Company performance, accounting for the majority of the increase. Occupancy and equipment expense increased $866 thousand, or 9 percent, reflecting the cost of the additional locations and facility upgrades. Other expenses increased $1.809 million, or 11 percent, primarily from start up expenses on implementing the High Performance Checking program at the four banks not previously on the program, additional advertising expense, $600 thousand increase in audit and consulting expenses, and costs associated with new branch offices and the acquisitions. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 51 percent, improving slightly from the 53 percent in 2003, excluding the gain on sale of securities.

CREDIT QUALITY INFORMATION
($ IN THOUSANDS)

                                                        December 31,   December 31,
                                                            2004           2003
                                                        ------------   ------------
Allowance for loan losses                                 $26,492        $23,990
Non-performing assets                                       9,608         13,068
Allowance as a percentage of non performing assets            276%           184%
Non-performing assets as a percentage of total assets        0.32%          0.48%
Allowance as a percentage of total loans                     1.53%          1.65%
Net charge-offs as a percentage of loans                    0.098%         0.118%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statement of financial condition of Glacier Bancorp, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting.


                                        \s\ BKD, LLP

Denver, Colorado
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited management's assessment, included in the accompanying Report of Management, that Glacier Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glacier Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Glacier Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in management's assessment, the Company has excluded certain entities from management's assessment and we have excluded those entities from the scope of our audit of internal control over financial reporting as permitted by the SEC staff guidance provided in Question 3 of the SEC's publication, Office of the Chief Accountant and Division of Corporation Finance: Management's

Report on Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions, dated June 23, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and subsidiaries and our report dated February 24, 2006 expressed an unqualified opinion thereon.


                                        \s\ BKD, LLP

Denver, Colorado
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statement of financial condition of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Billings, Montana
March 15, 2005

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        December 31,
                                                                                   ----------------------
(dollars in thousands, except per share data)                                         2005         2004
                                                                                   ----------   ---------
ASSETS:
   Cash on hand and in banks ...................................................   $  111,418      79,300
   Federal funds sold...........................................................        7,537          --
   Interest bearing cash deposits...............................................       15,739      13,007
                                                                                   ----------   ---------
      Cash and cash equivalents.................................................      134,694      92,307
   Investment securities, available-for-sale ...................................      967,970   1,085,626
   Loans receivable, net of allowance for loan losses of $38,655
      and $26,492 at December 31, 2005, and 2004, respectively..................    2,374,647   1,687,329
   Loans held for sale..........................................................       22,540      14,476
   Premises and equipment, net .................................................       79,952      55,732
   Real estate and other assets owned, net .....................................          332       2,016
   Accrued interest receivable .................................................       19,923      15,637
   Core deposit intangible, net of accumulated amortization of $6,801
      and $5,331 at December 31, 2005, and 2004, respectively...................        8,015       4,939
   Goodwill.....................................................................       79,099      37,376
   Other assets.................................................................       19,172      15,299
                                                                                   ----------   ---------
                                                                                   $3,706,344   3,010,737
                                                                                   ==========   =========
LIABILITIES:
   Non-interest bearing deposits................................................   $  667,008     460,059
   Interest bearing deposits....................................................    1,867,704   1,269,649
   Advances from Federal Home Loan Bank of Seattle .............................      402,191     818,933
   Securities sold under agreements to repurchase ..............................      129,530      76,158
   Other borrowed funds.........................................................      187,692       5,057
   Accrued interest payable.....................................................        7,437       4,864
   Deferred tax liability.......................................................        2,746       8,392
   Subordinated debentures......................................................       85,000      80,000
   Other liabilities............................................................       23,797      17,441
                                                                                   ----------   ---------
      Total liabilities.........................................................    3,373,105   2,740,553

STOCKHOLDERS' EQUITY:
   Preferred shares, $.01 par value per share.  1,000,000 shares authorized.
      none issued or outstanding at December 31, 2005 and 2004..................           --          --
   Common stock, $.01 par value per share.  78,125,000 and 62,500,000 shares authorized, 32,172,548 and 30,686,763 issued and outstanding
      at December 31, 2005 and 2004, respectively...............................          322         307
   Paid-in capital..............................................................      262,383     227,552
   Retained earnings - substantially restricted.................................       69,713      36,391
   Accumulated other comprehensive income.......................................          821       5,934
                                                                                   ----------   ---------
      Total stockholders' equity ...............................................      333,239     270,184
                                                                                   ----------   ---------
                                                                                   $3,706,344   3,010,737
                                                                                   ==========   =========

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended December 31,
                                                                        ----------------------------
(dollars in thousands, except per share data)                             2005       2004      2003
                                                                        --------   -------   -------
INTEREST INCOME:
   Real estate loans ................................................   $ 34,506    22,942    23,883
   Commercial loans .................................................     81,359    57,312    50,203
   Consumer and other loans .........................................     28,696    20,331    20,013
   Investment securities and other ..................................     45,424    46,700    36,731
                                                                        --------   -------   -------
      Total Interest Income .........................................    189,985   147,285   130,830
                                                                        --------   -------   -------
INTEREST EXPENSE:
   Deposits .........................................................     25,705    14,054    17,221
   Federal Home Loan Bank of Seattle advances .......................     21,489    18,540    16,860
   Securities sold under agreements to repurchase ...................      2,948       873       673
   Subordinated debentures ..........................................      6,455     5,619     3,615
   Other borrowed funds .............................................      3,381       806       109
                                                                        --------   -------   -------
      Total Interest Expense ........................................     59,978    39,892    38,478
                                                                        --------   -------   -------
      NET INTEREST INCOME ...........................................    130,007   107,393    92,352
   Provision for loan losses ........................................      6,023     4,195     3,809
                                                                        --------   -------   -------
      Net interest income after provision
         for loan losses ............................................    123,984   103,198    88,543

NON-INTEREST INCOME:
   Service charges and other fees ...................................     24,503    19,550    15,458
   Miscellaneous loan fees and charges ..............................      6,309     4,710     4,298
   Gain on sale of loans ............................................     11,048     8,015    10,674
   (Loss) Gain on sale of investments, net of impairment charge .....       (138)       --     1,253
   Other income .....................................................      2,904     2,290     1,879
                                                                        --------   -------   -------
      Total Non-Interest Income .....................................     44,626    34,565    33,562
                                                                        --------   -------   -------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense ..............     51,385    39,955    36,173
   Occupancy and equipment expense ..................................     12,851    10,797     9,931
   Outsourced data processing expense ...............................      1,839     1,551     1,650
   Core deposit intangibles amortization ............................      1,470     1,074     1,243
   Other expense ....................................................     23,381    18,756    16,947
                                                                        --------   -------   -------
      Total Non-Interest Expense ....................................     90,926    72,133    65,944
                                                                        --------   -------   -------
EARNINGS BEFORE INCOME TAXES ........................................     77,684    65,630    56,161
   Federal and state income tax expense .............................     25,311    21,014    18,153
                                                                        --------   -------   -------
NET EARNINGS ........................................................   $ 52,373    44,616    38,008
                                                                        ========   =======   =======
   BASIC EARNINGS PER SHARE .........................................   $   1.67      1.46      1.26
   DILUTED EARNINGS PER SHARE .......................................   $   1.64      1.43      1.24

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                                                        Retained
                                                                                        earnings
                                                                                      (accumulated   Accumulated     Total
                                                         Common Stock                   deficit)     other comp-    stock-
                                                     -------------------   Paid-in   substantially    rehensive    holders'
(Dollars in thousands, except per share data)          Shares     Amount   capital     restricted       income      equity
                                                     ----------   ------   -------   -------------   -----------   --------
Balance at December 31, 2002 .....................   29,710,000    $297    216,868      (15,027)        10,111      212,249
Comprehensive income:
   Net earnings ..................................           --      --         --       38,008             --       38,008
   Unrealized loss on securities, net of
      reclassification adjustment ................           --      --         --           --         (3,495)      (3,495)
                                                                                                                  ---------
Total comprehensive income .......................           --      --         --           --             --       34,513
                                                                                                                  ---------
Cash dividends declared ($.48 per share) .........           --      --         --      (14,573)            --      (14,573)
Stock options exercised ..........................      544,173       6      4,668           --             --        4,674
Acquisition of fractional shares .................           --      --         --          (15)            --          (15)
Tax benefit from stock related compensation ......           --      --        991           --             --          991
                                                     ----------    ----    -------      -------        -------    ---------
Balance at December 31, 2003 .....................   30,254,173    $303    222,527        8,393          6,616      237,839
Comprehensive income:
   Net earnings ..................................           --      --         --       44,616             --       44,616
   Unrealized loss on securities, net of
      reclassification adjustment ................           --      --         --           --           (682)        (682)
                                                                                                                  ---------
Total comprehensive income .......................           --      --         --           --             --       43,934
                                                                                                                  ---------
Cash dividends declared ($.54 per share) .........           --      --         --      (16,618)            --      (16,618)
Stock options exercised ..........................      521,653       5      5,434           --             --        5,439
Repurchase and retirement of stock ...............      (89,063)     (1)    (1,804)          --             --       (1,805)
Acquisition of fractional shares .................           --      --         (9)          --             --           (9)
Tax benefit from stock related compensation ......           --      --      1,404           --             --        1,404
                                                     ----------    ----    -------      -------        -------    ---------
Balance at December 31, 2004 .....................   30,686,763    $307    227,552       36,391          5,934      270,184
Comprehensive income:
   Net earnings ..................................           --      --         --       52,373             --       52,373
   Unrealized loss on securities, net of
      reclassification adjustment ................           --      --         --           --         (5,113)      (5,113)
                                                                                                                  ---------
Total comprehensive income .......................           --      --         --           --             --       47,260
                                                                                                                  ---------
Cash dividends declared ($.60 per share) .........           --      --         --      (19,051)            --      (19,051)
Stock options exercised ..........................      397,770       4      5,154           --             --        5,158
Stock issued in connection with acquisitions .....    1,088,014      11     28,427           --             --       28,438
Acquisition of fractional shares .................           --      --         (8)          --             --           (8)
Tax benefit from stock related compensation ......           --      --      1,258           --             --        1,258
                                                     ----------    ----    -------      -------        -------    ---------
Balance at December 31, 2005 .....................   32,172,547    $322    262,383       69,713            821      333,239
                                                     ==========    ====    =======      =======        =======    =========

                                                                                 Year ended December 31,
                                                                                -------------------------
                                                                                  2005     2004     2003
                                                                                -------   ------   ------
Disclosure of reclassification amount:
   Unrealized and realized holding loss arising during the year .............   $(8,574)  (1,124)  (2,225)
   Tax benefit ..............................................................     3,377      442      866
                                                                                -------   ------   ------
      Net after tax .........................................................    (5,197)    (682)  (1,359)
                                                                                -------   ------   ------
   Reclassification adjustment for net loss (gain) included in net income ...       138       --   (3,502)
   Tax (benefit) expense ....................................................       (54)      --    1,366
                                                                                -------   ------   ------
      Net after tax .........................................................        84       --   (2,136)
                                                                                -------   ------   ------
         Net change in unrealized loss on available-for-sale securities .....   $(5,113)    (682)  (3,495)
                                                                                =======   ======   ======

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                             ---------------------------------
(dollars in thousands)                                                           2005        2004       2003
                                                                             -----------   --------   --------
OPERATING ACTIVITIES :
   Net earnings ..........................................................   $    52,373     44,616     38,008
   Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired ................      (455,429)  (292,017)  (521,323)
      Proceeds from sales of mortgage loans held for sale ................       462,115    302,529    567,010
      Provision for loan losses ..........................................         6,023      4,195      3,809
      Depreciation of premises and equipment .............................         5,349      4,567      4,283
      Amortization of core deposit intangible ............................         1,470      1,074      1,243
      Loss (gain) on sale of investments, net of impairment charge .......           138         --     (1,253)
      Gain on sale of loans ..............................................       (11,048)    (8,015)   (10,674)
      Amortization of investment securities premiums and discounts, net ..         8,846     11,263     14,360
      Federal Home Loan Bank of Seattle stock dividends ..................          (180)    (1,218)    (2,179)
      Deferred tax (benefit) expense .....................................        (2,204)       284        722
      Tax benefit from stock related compensation ........................         1,258      1,404        991
      Net increase in accrued interest receivable ........................          (890)      (696)    (1,270)
      Net increase (decrease) in accrued interest payable ................         1,949        495     (1,795)
      Net increase in current income taxes ...............................         1,308      1,201      1,645
      Net decrease (increase) in other assets ............................         2,394     (2,145)     1,808
      Net increase (decrease) in other liabilities .......................         3,512      2,253        (99)
                                                                             -----------   --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        76,984     69,790     95,286
                                                                             -----------   --------   --------

INVESTING ACTIVITIES:
      Proceeds from  sales, maturities and prepayments of investment
         securities available-for-sale ...................................       419,524    317,273    389,400
      Purchases of investment securities available-for-sale ..............      (164,119)  (315,172)  (715,454)
      Principal collected on installment and commercial loans ............       781,848    677,004    566,245
      Installment and commercial loans originated or acquired ............    (1,150,877)  (875,539)  (705,249)
      Principal collections on mortgage loans ............................       470,450    296,482    303,251
      Mortgage loans originated or acquired ..............................      (507,471)  (376,039)  (283,278)
      Net purchase of FHLB and FRB stock .................................        (1,995)    (1,942)      (973)
      Acquisitions of banks and branches .................................         6,265     14,524       (243)
      Net addition of premises and equipment .............................       (17,359)    (7,032)    (7,579)
                                                                             -----------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES ...........................      (163,734)  (270,441)  (453,880)
                                                                             -----------   --------   --------

FINANCING ACTIVITIES:
      Net increase in deposits ...........................................       346,577    116,943     77,943
      Net (decrease) increase in FHLB advances ...........................      (439,545)    41,639    293,634
      Net increase in securities sold under repurchase agreements ........        53,372     19,190     10,762
      Net increase (decrease) in other borrowed funds ....................       182,634     (2,961)    (7,069)
      Proceeds from issuance of subordinated debentures ..................            --     45,000         --
      Cash dividends paid ................................................       (19,051)   (16,618)   (14,572)
      Proceeds from exercise of stock options and other stock issued .....         5,158      5,439      4,674
      Repurchase and retirement of stock .................................            --     (1,805)        --
      Cash paid for stock dividends ......................................            (8)        (9)       (15)
                                                                             -----------   --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .......................       129,137    206,818    365,357
                                                                             -----------   --------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................        42,387      6,167      6,763
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................        92,307     86,140     79,377
                                                                             -----------   --------   --------
      CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................   $   134,694     92,307     86,140
                                                                             ===========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest .............................   $    57,404     39,382     40,219
      Cash paid during the year for income taxes .........................   $    24,808     18,424     14,721

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2005

                                   FIRST NATIONAL     CITIZENS BANK    FIRST STATE
                                  BANKS - WEST CO.   HOLDING COMPANY       BANK
                                  ----------------   ---------------   -----------
Fair Value of assets acquired         $267,126           126,394         152,592
Cash paid for the capital stock         41,000             8,602           2,100
Capital stock issued                        --             8,715          19,723
Liabilities assumed                    226,126           109,077         130,663

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

Glacier Bancorp, Inc. (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Utah and Washington through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its nine wholly owned operating subsidiaries, Glacier Bank ("Glacier"), Mountain West Bank in Idaho, ("Mountain West"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), First National Bank - West ("First National"), Big Sky Western Bank, ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), and Citizens Community Bank ("Citizens"). All significant inter-company transactions have been eliminated in consolidation.

On October 31, 2005, First State Bank in Thompson Falls, Montana was acquired and its branches became part of First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West Bank. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary bank Citizens Community Bank in Pocatello, Idaho was acquired and became the ninth subsidiary bank of the Company. On February 28, 2005, First National Bank-West Co. and its subsidiary bank First National Bank - West in Evanston, Wyoming was acquired and became the eighth subsidiary bank of the Company. On June 4, 2004, AmericanWest Bancorp.'s branch office in Ione, Washington was acquired and became a branch of Mountain West Bank. Accordingly, the financial information presented includes the operations since the date of the acquisitions. See footnote 20 for additional information related to these transactions.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

(E) LOANS RECEIVABLE

Loans that are intended to be held to maturity are reported at their unpaid principal balance less charge-offs, specific valuation accounts, and any deferred fees or costs on originated loans. Purchased loans are reported net of unamortized premiums or discounts. Interest income is reported on the interest method and includes discounts and premiums on purchased loans and net loan fees on originated loans which are amortized over the expected life of loans using methods that approximate the effective interest method.

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

(G) ALLOWANCE FOR LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

(H) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15-40 years and the estimated useful life for furniture, fixtures, and equipment is 3-10 years.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $3.46, $2.12, and $3.26, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:
2005 - expected dividend yield of 2.23%, risk-free interest rate of 3.44%, volatility ratio of 18%, and expected life of 3.4 years: 2004 - expected dividend yield of 2.44%, risk-free interest rate of 2.82%, volatility ratio of 19%, and expected life of 4.8 years: 2003 - expected dividend yield of 3.01%, risk-free interest rate of 2.78%, volatility ratio of 21%, and expected life of
4.8 years.

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

                                                  Years ended December 31,
                                                 -------------------------
                                                  2005      2004     2003
                                                 -------   ------   ------
Net earnings (in thousands): As reported         $52,373   44,616   38,008
                             Compensation cost    (1,308)    (685)    (752)
                                                 -------   ------   ------
                             Pro forma            51,065   43,931   37,256
                                                 =======   ======   ======

Basic earnings per share:    As reported         $  1.67     1.46     1.26
                             Compensation cost     (0.04)   (0.02)   (0.02)
                                                 -------   ------   ------
                             Pro forma              1.63     1.44     1.24
                                                 =======   ======   ======

Diluted earnings per share:  As reported         $  1.64     1.43     1.24
                             Compensation cost     (0.04)   (0.02)   (0.02)
                                                 -------   ------   ------
                             Pro forma              1.60     1.41     1.22
                                                 =======   ======   ======

In December 2004, the Financial Accounting Standards Board issued a revised version of SFAS No. 123 Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. The Company is required to apply SFAS 123R as of the first interim reporting period of the first annual reporting period that begins after June 15, 2005. SFAS 123R requires the recognition of compensation cost related to share-based payment plans to be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The company expects to adopt SFAS No. 123 (Revised) effective with its reporting for the first quarter of 2006.

(N) LONG-LIVED ASSETS

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2005 and 2004 there were no assets that were considered impaired.

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

As of December 31, 2005 and 2004 the carrying value of servicing rights was approximately $1,112,000 and $1,241,000, respectively. Amortization expense of $276,000, $328,000, and $729,000 was recognized in the years ended December 31, 2005, 2004, and 2003, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2005 or 2004. At December 31, 2005, the fair value of mortgage servicing rights was approximately $1,409,000.

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

(Q) STOCK SPLIT

On April 26, 2005 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 10, 2005, payable May 26, 2005. On April 28, 2004 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 11, 2004, payable May 20, 2004. All prior period amounts have been restated to reflect the stock splits.

(R) LEASES

The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease plus any extensions expected to be used.

(S) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(T) RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

2. CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2005 was $18,402,000.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities, available for sale, is as follows.

                       INVESTMENTS AS OF DECEMBER 31, 2005

                                                                       Gross Unrealized   Estimated
                                                Weighted   Amortized   ----------------      Fair
           (Dollars in thousands)                 Yield       Cost      Gains    Losses     Value
                                                --------   ---------   ------   -------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
   maturing within one year .................     4.54%     $  1,236       --        (2)     1,234
   maturing one year through five years .....     4.32%        3,962       --       (39)     3,923
   maturing five years through ten years ....     6.55%          324        6        --        330
   maturing after ten years .................     5.04%          337        2        --        339
                                                            --------   ------   -------    -------
                                                  4.53%        5,859        8       (41)     5,826
                                                            --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     4.16%          365        3        --        368
   maturing one year through five years .....     4.75%        6,858       48      (143)     6,763
   maturing five years through ten years ....     5.08%        8,728      365       (16)     9,077
   maturing after ten years .................     5.10%      287,175   12,476      (225)   299,426
                                                            --------   ------   -------    -------
                                                  5.09%      303,126   12,892      (384)   315,634
                                                            --------   ------   -------    -------

MORTGAGE-BACKED SECURITIES ..................     4.67%       65,926      308    (1,599)    64,635

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....     4.22%      530,582      154    (9,653)   521,083

FHLMC AND FNMA STOCK ........................     5.74%        7,593       --      (330)     7,263

FHLB AND FRB STOCK, AT COST .................     0.66%       53,529       --        --     53,529
                                                            --------   ------   -------    -------
      TOTAL INVESTMENTS .....................     4.34%     $966,615   13,362   (12,007)   967,970
                                                            ========   ======   =======    =======

                       INVESTMENTS AS OF DECEMBER 31, 2004

                                                                        Gross Unrealized   Estimated
                                                Weighted    Amortized   ----------------      Fair
           (Dollars in thousands)                 Yield       Cost        Gains   Losses     Value
                                                --------   ----------    ------   ------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES
   maturing within one year .................     1.29%    $      251        --       --         251
   maturing five years through ten years ....     4.62%           350         6       --         356
   maturing after ten years .................     3.08%           481         2       (1)        482
                                                           ----------    ------   ------   ---------
                                                  3.16%         1,082         8       (1)      1,089
                                                           ----------    ------   ------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     5.30%           518         8       --         526
   maturing one year through five years .....     5.37%         1,205        64       --       1,269
   maturing five years through ten years ....     4.69%         6,514       324       --       6,838
   maturing after ten years .................     5.13%       292,102    12,971   (1,098)    303,975
                                                           ----------    ------   ------   ---------
                                                  5.12%       300,339    13,367   (1,098)    312,608
                                                           ----------    ------   ------   ---------

MORTGAGE-BACKED SECURITIES ..................     4.99%        56,629       919     (503)     57,045

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ....     3.77%       660,389     1,624   (4,469)    657,544

FHLMC AND FNMA STOCK ........................     5.74%         7,593        --      (56)      7,537

FHLB AND FRB STOCK, AT COST .................     3.22%        49,803        --       --      49,803
                                                           ----------    ------   ------   ---------
      TOTAL INVESTMENTS .....................     4.20%    $1,075,835    15,918   (6,127)  1,085,626
                                                           ==========    ======   ======   =========

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

The book value of securities was as follows at:

                                                  December 31,
            (dollars in thousands)                    2003
                                                  ------------
U.S. Government and Federal Agencies ..........    $    1,581
State and Local Governments and Other Issues ..       312,028
Mortgage-Backed Securities ....................        65,246
Real Estate Mortgage Investment Conduits ......       663,799
FHLMC and FNMA stock ..........................         7,657
FHLB and FRB stock ............................        46,643
                                                   ----------
                                                   $1,096,954
                                                   ==========

Investments with an unrealized loss position at December 31, 2005:

                                                   Less than 12 months      12 months or more             Total
                                                  ---------------------   ---------------------   --------------------
                                                     Fair    Unrealized      Fair    Unrealized     Fair    Unrealized
             (Dollars in thousands)                 Value       Loss        Value       Loss       Value        Loss
                                                  --------   ----------   --------   ----------   -------   ----------
U.S. Government and Federal Agencies ..........   $  5,158         40           44          1       5,202         41
State and Local Governments and other issues ..     12,689        216        9,330        168      22,019        384
FHLMC stock ...................................      7,170        330           --         --       7,170        330
Mortgage-Backed Securities ....................     28,810        640       23,620        959      52,430      1,599
Real Estate Mortgage Investment Conduits ......    193,990      2,517      303,991      7,136     497,981      9,653
                                                  --------      -----      -------      -----     -------     ------
Total temporarily impaired securities .........   $247,817      3,743      336,985      8,264     584,802     12,007
                                                  ========      =====      =======      =====     =======     ======

Most of the unrealized loss is the result of changing market values due to changes in intermediate and long term (10 year) interest rates. The value of real estate mortgage investment conduits and mortgage-backed securities is also affected by the level of mortgage refinancing activity and resulting prepayment of the underlying mortgages. During periods of increasing rates, values decline due to the opportunity to invest at current rates which are higher than the rates on the investments held. The Company anticipates the unrealized losses to be temporary and therefore an impairment charge is not required as of December 31, 2005.

Interest Income includes tax-exempt interest for the years ended December 31, 2005, 2004, and 2003 of $13,867,000, $13,917,000, and $11,410,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2005, 2004, and 2003 were approximately $116,139,000, $66,910,000 and
$19,603,000 respectively, resulting in gross gains of approximately $471,000, $304,000 and $3,502,000 and gross losses of approximately $609,000, $304,000 and $0, respectively. During 2003 an impairment of $2,249,000 was recognized. The cost of any investment sold is determined by specific identification.

At December 31, 2005, the Company had investment securities with carrying values of approximately $511,536,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, collateral for treasury term borrowings, and as collateral for treasury tax and loan borrowings. At December 31, 2005, the Company had qualified investment securities with carrying values of approximately $301,290,000 pledged as collateral for advances with the FHLB.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                          December 31,
                                                    ----------------------
              (dollars in thousands)                   2005         2004
                                                    ----------   ---------
Residential first mortgage ......................   $  589,260     382,750
Loans held for sale .............................       22,540      14,476
Commercial real estate ..........................      781,181     526,455
Other commercial ................................      579,515     466,582
Consumer ........................................      175,503      95,663
Home equity .....................................      295,992     248,684
                                                    ----------   ---------
                                                     2,443,991   1,734,610
Net deferred loan fees, premiums and discounts ..       (8,149)     (6,313)
Allowance for loan losses .......................      (38,655)    (26,492)
                                                    ----------   ---------
                                                    $2,397,187   1,701,805
                                                    ==========   =========

The following is a summary of activity in allowance for losses on loans:

                                   Years ended December 31,
                                  -------------------------
     (dollars in thousands)         2005     2004     2003
                                  -------   ------   ------
Balance, beginning of period ..   $26,492   23,990   20,944
Acquisitions ..................     6,627       --      959
Net charge offs ...............      (487)  (1,693)  (1,722)
Provision .....................     6,023    4,195    3,809
                                  -------   ------   ------
Balance, end of period ........   $38,655   26,492   23,990
                                  =======   ======   ======

The following is the allocation of allowance for loan losses and percent of loans in each category at:

                                                            DECEMBER 31, 2005       December 31, 2004
                                                          ---------------------   ---------------------
                                                                     PERCENT OF              Percent of
                                                                    OF LOANS IN             of loans in
                 (dollars in thousands)                    AMOUNT     CATEGORY     Amount     category
                                                          -------   -----------   -------   -----------
Residential first mortgage and loans held for sale ....   $ 4,318       25.0%     $ 2,693       22.9%
Commercial real estate ................................    14,370       32.0%       9,222       30.4%
Other commercial ......................................    12,566       23.7%       9,836       26.9%
Consumer ..............................................     3,988        7.2%       2,083        5.5%
Home equity ...........................................     3,413       12.1%       2,658       14.3%
                                                          -------      -----      -------      -----
                                                          $38,655      100.0%     $26,492      100.0%
                                                          =======      =====      =======      =====

Substantially all of the Company's loan receivables are with customers within the Company's market area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. The subsidiary banks are subject to regulatory limits for the amount of loans to any individual borrower and all subsidiary banks are in compliance as of December 31, 2005. No individual borrower had outstanding loans or commitments exceeding 10% of the Company's consolidated stockholders' equity as of December 31, 2005.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2005, 2004, and 2003 were approximately $5,252,000, $5,950,000, and $10,062,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003 was approximately $5,090,000, $8,733,000, and $8,620,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $359,000, $372,000, and $665,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Interest income recognized on impaired loans for the years ended December 31, 2005, 2004, and 2003 was not significant. Loans ninety days overdue and still accruing interest for the years ended December 31, 2005, 2004, and 2003 were approximately $4,505,000, $1,642,000, and $2,419,000, respectively.

The weighted average interest rate on loans was 6.84% and 6.32% at December 31, 2005 and 2004, respectively.

At December 31, 2005, 2004 and 2003 loans sold and serviced for others were $145,279,000, $174,805,000, and $189,601,000, respectively.

At December 31, 2005 the Company had $1,513,070,000 in variable rate loans and $930,921,000 in fixed rate loans.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2005.

The Company had outstanding commitments as follows:

                                        December 31,
                                     ------------------
      (dollars in thousands)           2005       2004
                                     --------   -------
Loans and loans in process .......   $525,334   367,388
Unused consumer lines of credit ..    176,275   169,286
Letters of credit ................     25,218    18,842
                                     --------   -------
                                     $726,827   555,516
                                     ========   =======

Substantially all of the loans held for sale at December 31, 2005 and 2004 were committed to be sold.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2005 and 2004 was approximately $37,509,000 and $25,635,000. During 2005, new loans to such related parties were approximately $29,964,000 and repayments were approximately $18,090,000.

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following at:

                                                      December 31,
                                                   ------------------
             (dollars in thousands)                  2005      2004
                                                   --------   -------
Land ...........................................   $ 18,155    12,053
Office buildings and construction in progress ..     64,696    45,079
Furniture, fixtures and equipment ..............     34,826    25,656
Leasehold improvements .........................      2,584     2,827
Accumulated depreciation .......................    (40,309)  (29,883)
                                                   --------   -------
                                                   $ 79,952    55,732
                                                   ========   =======

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                                          Mortgage
                                          Core Deposit    Servicing
         (Dollars in thousands)            Intangible    Rights (1)   Total
                                          ------------   ----------   -----
AS OF DECEMBER 31, 2005
   Gross carrying value                     $14,816
   Accumulated Amortization                  (6,801)
                                            -------
   Net carrying value                       $ 8,015         1,112     9,127
                                            =======

AS OF DECEMBER 31, 2004
   Gross carrying value                     $10,270
   Accumulated Amortization                  (5,331)
                                            -------
   Net carrying value                       $ 4,939         1,241     6,180
                                            =======

WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                           10.0           9.5       9.9

AGGREGATE AMORTIZATION EXPENSE
   For the year ended December 31, 2005     $ 1,470           276     1,746
   For the year ended December 31, 2004       1,074           328     1,402
   For the year ended December 31, 2003       1,243           729     1,972

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2006       1,612            77     1,689
   For the year ended December 31, 2007       1,508            75     1,583
   For the year ended December 31, 2008       1,413            73     1,486
   For the year ended December 31, 2009       1,279            71     1,350
   For the year ended December 31, 2010       1,069            68     1,137

(1)  Gross carrying value and accumulated amortization are not readily available

6. GOODWILL AND OTHER INTANGIBLE ASSETS . . . CONTINUED

On October 31, 2005, First State Bank was acquired and its branches became part of First Security. A portion of the purchase was allocated to core deposit intangible of $914,000 and goodwill of $7,508,000. On May 20, 2005, the Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West Bank. A portion of the purchase was allocated to core deposit intangible of $211,000 and goodwill of $2,154,000. On April 1, 2005, Citizens was acquired and a portion of the purchase was allocated to core deposit intangible of $975,000 and goodwill of $9,553,000. On February 28, 2005, First National was acquired and a portion of the purchase was allocated to core deposit intangible of $2,446,000 and goodwill of $22,508,000. The following is a summary of activity in goodwill.

       (Dollars in thousands)          Goodwill
                                       --------
Balance as of December 31, 2004         $37,376
Acquisition of First National            22,508
Acquisition of Citizens                   9,553
Acquisition of Bonner's Ferry branch      2,154
Acquisition of First State Bank           7,508
                                        -------
Balance as of December 31, 2005         $79,099
                                        =======

7. DEPOSITS

Deposits consist of the following at:

                                             DECEMBER 31, 2005                 December 31, 2004
                                      -------------------------------   -------------------------------
                                      Weighted                          Weighted
                                       Average                           Average
      (dollars in thousands)            Rate       AMOUNT     PERCENT     Rate       Amount     Percent
                                      --------   ----------   -------   --------   ----------   -------
Demand accounts ...................     0.0%     $  667,008     26.2%     0.0%     $  460,059     26.6%
                                                 ----------    -----               ----------    -----
NOW accounts ......................     0.3%        367,077     14.5%     0.2%        280,455     16.2%
Savings accounts ..................     0.5%        247,607      9.8%     0.3%        166,350      9.6%
Money market demand accounts ......     1.5%        487,143     19.2%     0.9%        415,817     24.0%
Certificate accounts:
   1.00% and lower ................                   4,048      0.2%                  52,056      3.0%
   1.01% to 2.00% .................                  87,955      3.5%                 177,172     10.2%
   2.01% to 3.00% .................                 166,379      6.6%                 100,566      5.8%
   3.01% to 4.00% .................                 240,085      9.5%                  33,934      2.0%
   4.01% to 5.00% .................                  89,004      3.5%                  21,216      1.2%
   5.01% to 6.00% .................                  10,304      0.4%                  11,936      0.8%
   6.01% to 7.00% .................                   3,102      0.1%                   9,643      0.6%
   7.01% and higher ...............                      --      0.0%                     504      0.0%
   Brokered 3.01 to 4.00% .........                 165,000      6.5%                      --      0.0%
                                                 ----------    -----               ----------    -----
      Total certificate accounts ..     2.8%        765,877     30.3%     2.2%        407,027     23.6%
                                                 ----------    -----               ----------    -----
Total interest bearing deposits ...     1.6%      1,867,704     73.8%     1.1%      1,269,649     73.4%
                                                 ----------    -----               ----------    -----
Total deposits ....................     1.2%     $2,534,712    100.0%     0.9%      1,729,708    100.0%
                                                 ==========    =====               ==========    =====
Deposits with a balance in excess
   of $100,000 ....................              $1,283,980                        $  699,066
                                                 ==========                        ==========

7. DEPOSITS . . . CONTINUED

At December 31, 2005, scheduled maturities of certificate accounts are as follows:

                                             Years ending December 31,
                            -----------------------------------------------------------
  (dollars in thousands)      TOTAL      2006      2007     2008     2009    Thereafter
                            --------   --------   ------   ------   ------   ----------
1.00% and lower .........   $  4,048      4,048       --       --       --         --
1.01% to 2.00% ..........     87,955     85,277    2,506      164        8         --
2.01% to 3.00% ..........    166,379    133,830   25,748    5,703      905        193
3.01% to 4.00% ..........    240,085    172,395   36,311   17,139    8,588      5,652
4.01% to 5.00% ..........     89,004     52,890   23,341    3,895    1,436      7,442
5.01% to 6.00% ..........     10,304      2,954    7,191       24       --        135
6.01% to 7.00% ..........      3,102      2,969       16       84       --         33
Brokered 3.01 to 4.00% ..    165,000    165,000       --       --       --         --
                            --------    -------   ------   ------   ------     ------
                            $765,877    619,363   95,113   27,009   10,937     13,455
                            ========    =======   ======   ======   ======     ======

Interest expense on deposits is summarized as follows:

                                   Years ended December 31,
                                  -------------------------
     (dollars in thousands)         2005     2004     2003
                                  -------   ------   ------
NOW accounts ..................   $   889      474      484
Savings accounts ..............     1,130      471      500
Money market demand accounts ..     7,552    3,776    3,840
Certificate accounts ..........    16,134    9,333   12,397
                                  -------   ------   ------
                                  $25,705   14,054   17,221
                                  =======   ======   ======

The Company reclassified approximately $2,683,000 and $2,361,000 of overdraft demand deposits to loans of December 31, 2005 and 2004, respectively. The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2005, and 2004 was approximately $29,135,000 and $11,439,000, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle (FHLB) consist of the following:

                                                                                      Totals as of
                                  Maturing in years ending December 31,               December 31,
                         -------------------------------------------------------   -----------------
(dollars in thousands)     2006       2007     2008     2009   2010   Thereafter     2005      2004
                         --------   -------   ------   -----   ----   ----------   -------   -------
1.00% to 2.00% .......   $ 40,000        --       --      --     --         --      40,000    40,000
2.01% to 3.00% .......     71,500    87,500       --      --     --         --     159,000   617,942
3.01% to 4.00% .......      1,000    13,000    3,000     250    750     40,000      58,000    97,350
4.01% to 5.00% .......     78,550        --       --   2,000     --     43,527     124,077    42,000
5.01% to 6.00% .......        148       148   18,124       1     --         --      18,421    18,564
6.01% to 7.00% .......        675       974       74      46     24         --       1,793     1,966
7.01% to 8.00% .......        500       300      100      --     --         --         900     1,111
                         --------   -------   ------   -----    ---     ------     -------   -------
                         $192,373   101,922   21,298   2,297    774     83,527     402,191   818,933
                         ========   =======   ======   =====    ===     ======     =======   =======

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE . . . CONTINUED

These advances are collateralized by the FHLB stock held by the Company and a blanket assignment of the Bank's unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2005 was approximately $445,197,000.

The weighted average interest rate on these advances was 3.26% and 2.72% at December 31, 2005 and 2004, respectively.

The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2005:

                                                                      Interest                Earliest
                (dollars in thousands)                    Amount        Rate       Maturity     Call
                                                         --------   ------------   --------   --------
Call Terms
   Quarterly at FHLB option ..........................   $  3,000           5.37%    2008       2006
   Quarterly at FHLB option ..........................     15,000           5.52%    2008       2006
   If three month LIBOR is greater than 8% on
      quarterly measurement date after initial term ..     82,000   3.49% - 4.83%    2012       2006
                                                         --------
                                                         $100,000
                                                         ========

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase consist of the following at:

                                                             BOOK         MARKET
                                                WEIGHTED    VALUE OF     VALUE OF
                                   REPURCHASE    AVERAGE   UNDERLYING   UNDERLYING
                                     AMOUNT       RATE       ASSETS       ASSETS
                                   ----------   --------   ----------   ----------
        DECEMBER 31, 2005
     (DOLLARS IN THOUSANDS)

SECURITIES SOLD UNDER AGREEMENTS
   TO REPURCHASE WITHIN:
   OVERNIGHT ...................    $127,243      3.66%      191,166      190,602
   TERM UP TO 30 DAYS ..........       1,137      2.53%        1,165        1,146
   TERM OVER 90 DAYS ...........       1,150      3.00%        1,191        1,171
                                    --------                --------      -------
                                    $129,530      3.65%     $193,522      192,919
                                    ========                ========      =======

        December 31, 2004
     (dollars in thousands)

Securities sold under agreements
   to repurchase within:
   Overnight ...................    $ 76,158      1.87%       126,671      129,340
                                    --------                 --------      -------
                                    $ 76,158      1.87%      $126,671      129,340
                                    ========                 ========      =======

The securities, consisting of agency issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the year ended December 31, 2005 and 2004 securities sold under agreements to repurchase averaged approximately $103,522,000 and $69,480,000, respectively, and the maximum outstanding at any month end during the year was approximately $132,534,000 and $80,265,000, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS...CONTINUED

The Company participates in a U.S. treasury term auction program whereby when the treasury has excess funds, the Company is able to bid on the funds. The term of the borrowings are typically less then 21 days and the interest rate is based on the Company's bid. The following lists the outstanding treasury term borrowings:

                             December 31,
                         --------------------
(dollars in thousands)        2005       2004
                         -------------   ----
Outstanding balance ..   $     179,000    --
Weighted rate ........            4.29%   --
Maturity date ........    JAN. 3, 2006    --

The Company also has a U.S. treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $19,500,000 at federal funds rates minus 25 basis points. At December 31, 2005 and 2004 the outstanding balance under this program was approximately $7,382,000 and $4,354,000. The borrowings are secured with investment securities with a par value of approximately $27,635,000 and a market value of approximately $30,769,000. For the year ended December 31, 2005, the maximum outstanding at any month end was approximately $11,059,000 and the average balance was approximately $3,685,000.

10. SUBORDINATED DEBENTURES

In connection with the acquisition of Citizens on April 1, 2005, the Company acquired Citizens Trust I. On June 17, 2004, 5,000 shares of trust preferred shares were issued by Citizens Trust I whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative three month LIBOR plus 2.65% rate adjustable quarterly until maturity on June 17, 2034. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $5,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distribution to the date of redemption.

On March 24, 2004, 45,000 shares of trust preferred shares were issued by Glacier Trust II whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 5.788% for the first five years and then converts to a three month LIBOR plus 2.75% rate adjustable quarterly for the remaining term until maturity on April 7, 2034. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $45,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

On January 25, 2001, 1,400,000 shares of trust preferred shares were issued by Glacier Trust I whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 9.40%. Interest distributions are payable quarterly. The Trust Preferred Securities were redeemed and the Subordinated Debentures of $35,000,000 were paid on February 1, 2006. The Subordinated Debentures were replaced by Glacier Trust III ("Glacier Trust III"), which issued $35,000,000 in subordinated debentures with an interest rate of 6.078%.

On January 31, 2006, 35,000 shares of trust preferred shares were issued by Glacier Trust III whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 6.078% for the first five years and then converts to a three month LIBOR plus 1.29% rate adjustable quarterly for the remaining term until maturity on April 7, 2036. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $35,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by Citizens Trust I, Glacier Trust II, Glacier Trust I and Glacier Trust III. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the Trust Preferred Securities.

10. SUBORDINATED DEBENTURES...CONTINUED

The Subordinated Debentures with Citizens Trust I are unsecured, bear interest rate of three month LIBOR plus 2.65% per annum and mature on June 17, 2034. The Subordinated Debentures with Glacier Trust II are unsecured, bear interest at a rate of 5.788% per annum for the first five years and then converts to a three month LIBOR plus 2.75% rate adjustable quarterly for the remaining term until maturity on April 7, 2034. The Subordinated Debentures with Glacier Trust I were unsecured, bear interest at a rate of 9.40% per annum. Interest is payable quarterly for all Subordinated Debentures. The Subordinated Debentures with Glacier Trust III are unsecured, bear interest at a rate of 6.078% per annum for the first five years and then converts to a three month LIBOR plus 1.29% rate adjustable quarterly for the remaining term until maturity on April 7, 2036. Interest is payable quarterly for all Subordinated Debentures. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed at par prior to maturity at the Company's option on or after June 17, 2009 for Citizens Trust I, April 7, 2009 for Glacier Trust II, and April 7, 2011 for Glacier Trust III. On February 1, 2006, with the approval of the Federal Reserve Bank, the Trust Preferred Securities of Glacier Trust I were redeemed. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in (1) Citizens Trust I, Glacier Trust I or Glacier Trust III becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by Parent Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 Capital" under the Federal Reserve capital adequacy guidelines.

11. REGULATORY CAPITAL

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2005:

                                          Minimum capital   Well capitalized
                            Actual          requirement        requirement
                       ----------------   ---------------   ----------------
                        Amount    Ratio    Amount   Ratio    Amount    Ratio
                       -------   ------   -------   -----   -------   ------
Tier 1 (core) capital to risk weighted assets
   Consolidated ....   329,289   12.00%   109,724   4.00%   164,585    6.00%
   Glacier .........    63,476   11.76%    21,583   4.00%    32,375    6.00%
   Mountain West ...    54,415    9.43%    23,078   4.00%    34,617    6.00%
   First Security ..    69,758   13.25%    21,066   4.00%    31,599    6.00%
   Western .........    44,428   14.97%    11,874   4.00%    17,811    6.00%
   First National ..    17,250   11.59%     5,952   4.00%     8,928    6.00%
   Big Sky .........    24,769   10.10%     9,806   4.00%    14,709    6.00%
   Valley ..........    19,682   11.56%     6,812   4.00%    10,218    6.00%
   Whitefish .......    14,562   10.06%     5,792   4.00%     8,688    6.00%
   Citizens ........    12,665   10.35%     4,894   4.00%     7,341    6.00%

Tier 2 (core) capital to risk weighted assets
   Consolidated ....   363,632   13.26%   219,447   8.00%   274,309   10.00%
   Glacier .........    69,882   12.95%    43,166   8.00%    53,958   10.00%
   Mountain West ...    61,341   10.63%    46,156   8.00%    57,695   10.00%
   First Security ..    76,372   14.50%    42,132   8.00%    52,665   10.00%
   Western .........    48,150   16.22%    23,749   8.00%    29,686   10.00%
   First National ..    19,115   12.85%    11,904   8.00%    14,880   10.00%
   Big Sky .........    27,842   11.36%    19,612   8.00%    24,515   10.00%
   Valley ..........    21,783   12.79%    13,624   8.00%    17,030   10.00%
   Whitefish .......    16,237   11.21%    11,584   8.00%    14,480   10.00%
   Citizens ........    14,199   11.60%     9,788   8.00%    12,235   10.00%

Leverage capital to total average assets
   Consolidated ....   329,289    9.17%   143,692   4.00%   179,615    5.00%
   Glacier .........    63,476    9.34%    27,198   4.00%    33,998    5.00%
   Mountain West ...    54,415    7.38%    29,487   4.00%    36,859    5.00%
   First Security ..    69,758   10.06%    27,732   4.00%    34,665    5.00%
   Western .........    44,428   10.36%    17,149   4.00%    21,436    5.00%
   First National ..    17,250    6.28%    10,991   4.00%    13,738    5.00%
   Big Sky .........    24,769    9.24%    10,721   4.00%    13,401    5.00%
   Valley ..........    19,682    8.00%     9,844   4.00%    12,305    5.00%
   Whitefish .......    14,562    8.44%     6,898   4.00%     8,623    5.00%
   Citizens ........    12,665    9.51%     5,329   4.00%     6,661    5.00%

11. REGULATORY CAPITAL. . . CONTINUED

The following table illustrates the Federal Reserve Board's adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2004:

                                          Minimum capital   Well capitalized
                            Actual          requirement        requirement
                       ----------------   ---------------   ----------------
                        Amount    Ratio    Amount   Ratio    Amount    Ratio
                       -------   ------   -------   -----   -------   ------
Tier 1 (core) capital to risk weighted assets
   Consolidated ....   300,475   15.06%    79,800   4.00%   119,700    6.00%
   Glacier .........    57,244   13.22%    17,318   4.00%    25,977    6.00%
   Mountain West ...    42,992   10.20%    16,861   4.00%    25,292    6.00%
   First Security ..    49,798   12.47%    15,978   4.00%    23,967    6.00%
   Western .........    43,151   15.38%    11,224   4.00%    16,835    6.00%
   Big Sky .........    18,547    9.22%     8,043   4.00%    12,065    6.00%
   Valley ..........    17,674   12.38%     5,711   4.00%     8,567    6.00%
   Whitefish .......    12,945   11.67%     4,439   4.00%     6,658    6.00%

Tier 2 (core) capital to risk weighted assets
   Consolidated ....   325,432   16.31%   159,601   8.00%   199,501   10.00%
   Glacier .........    62,128   14.35%    34,636   8.00%    43,295   10.00%
   Mountain West ...    48,005   11.39%    33,722   8.00%    42,153   10.00%
   First Security ..    54,800   13.72%    31,956   8.00%    39,945   10.00%
   Western .........    46,675   16.63%    22,447   8.00%    28,059   10.00%
   Big Sky .........    21,064   10.48%    16,087   8.00%    20,108   10.00%
   Valley ..........    19,453   13.62%    11,423   8.00%    14,279   10.00%
   Whitefish .......    14,325   12.91%     8,877   8.00%    11,097   10.00%

Leverage capital to total average assets
   Consolidated ....   300,475   10.16%   118,271   4.00%   147,839    5.00%
   Glacier .........    57,244    8.90%    25,723   4.00%    32,154    5.00%
   Mountain West ...    42,992    7.16%    24,027   4.00%    30,033    5.00%
   First Security ..    49,798    8.27%    24,093   4.00%    30,117    5.00%
   Western .........    43,151    9.67%    17,854   4.00%    22,317    5.00%
   Big Sky .........    18,547    7.88%     9,413   4.00%    11,767    5.00%
   Valley ..........    17,674    7.58%     9,325   4.00%    11,656    5.00%
   Whitefish .......    12,945    7.75%     6,684   4.00%     8,355    5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding Company if the institution would thereafter be capitalized at less than 8% of total risk-based capital, 4% of Tier I capital, or a 4% leverage ratio. At December 31, 2005 and 2004, the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total Tier II capital of at least 10%, Tier I capital of at least 6%, and a leverage ratio of at least 5%. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2005 and 2004. There are no conditions or events since year-end that management believes have changed the Company's or subsidiaries capital category.

The subsidiary banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2005, approximately $89,085,000 of retained earnings was available for dividend declaration without prior regulatory approval.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

(dollars in thousands)                           2005      2004     2003
                                               --------   ------   ------
Current:
   Federal .................................   $ 22,099   16,361   13,741
   State ...................................      5,416    4,369    3,690
                                               --------   ------   ------
      Total current tax expense ............     27,515   20,730   17,431
                                               --------   ------   ------

Deferred:
   Federal .................................     (1,955)     238      554
   State ...................................       (249)      46      168
                                               --------   ------   ------
      Total deferred tax (income) expense ..     (2,204)     284      722
                                               --------   ------   ------
         Total income tax expense ..........   $ 25,311   21,014   18,153
                                               ========   ======   ======

Federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                        Years ended
                                                        December 31,
                                                    ------------------
                                                    2005   2004   2003
                                                    ----   ----   ----
Federal statutory rate ..........................   35.0%  35.0%  35.0%
State taxes, net of federal income tax benefit ..    4.3%   4.4%   4.4%
Tax-exempt interest income ......................   -5.9%  -7.2%  -6.8%
Other, net ......................................   -0.8%  -0.2%  -0.3%
                                                    ----   ----   ----
                                                    32.6%  32.0%  32.3%
                                                    ====   ====   ====

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                               December 31,
                                                            ------------------
(dollars in thousands)                                        2005      2004
                                                            --------   -------
Deferred tax assets:
   Allowance for losses on loans ........................   $ 15,786    10,879
   Deferred compensation ................................      2,372     1,795
   Other ................................................        690       650
                                                            --------   -------
      Total gross deferred tax assets ...................     18,848    13,324
                                                            --------   -------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends ...............    (10,488)  (10,270)
   Fixed assets, due to differences in depreciation .....     (3,385)   (2,676)
   Intangibles ..........................................     (3,542)   (1,998)
   Deferred loan costs ..................................     (2,076)   (1,602)
   Available-for-sale securities fair value adjustment ..       (534)   (3,858)
   Other ................................................     (1,569)   (1,312)
                                                            --------   -------
      Total gross deferred tax liabilities ..............    (21,594)  (21,716)
                                                            --------   -------
      Net deferred tax liability ........................   $ (2,746)   (8,392)
                                                            ========   =======

There is no valuation allowance at December 31, 2005 and 2004 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

12. FEDERAL AND STATE INCOME TAXES . . . CONTINUED

Retained earnings at December 31, 2005 includes approximately $3,600,000 for which no provision for Federal income tax has been made. This amount represents the base year bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that has a 3% "safe harbor" provision which is a non-elective contribution by the Company. To be considered eligible for the plan, the employee must be 21 year of age, worked 501 hours in the plan year, and been employed for a full calendar quarter. In addition, elective contributions, depending on the Company's profitability, are made to the plan. Participants are at all times fully vested in all contributions. The total plan expense for the years ended December 31, 2005, 2004, and 2003 was approximately $4,057,000, $3,181,000 and $3,072,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60%, 25% prior to October 1, 2004, of their monthly salaries. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2005, 2004 and 2003 was approximately $930,000, $750,000, and $693,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25% of a participants' salary, and for 100% of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $483,000, $402,000, and $236,000, for the years ending December 31, 2005, 2004, and 2003, respectively. Effective January 1, 2005, the participant receives an earnings credit at a rate equal to 50% of the Company's return on equity. For years prior to 2005 the participant received an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings for the years ended 2005, 2004, and 2003 were approximately $190,000, $437,000, and $364,000, respectively. In connection with several acquisitions, the Company assumed the obligations of a deferred compensation plan for certain key employees. As of December 31, 2005, the liability related to the obligation was approximately $2,136,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2005 was insignificant.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. Eligible employees include participates of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company's required contribution to the SERP for the years ended December 31, 2005, 2004 and 2003 was approximately $74,000, $63,000, and $53,000, respectively.

The Company has entered into employment contracts with twelve senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             For the Years Ended December 31,
                                          -------------------------------------
                                              2005         2004         2003
                                          -----------   ----------   ----------
Net earnings available to common
   stockholders, basic and diluted ....   $52,373,000   44,616,000   38,008,000

Average outstanding shares - basic ....    31,295,827   30,565,716   30,110,363
Add: Dilutive stock options ...........       596,889      578,353      546,603
                                          -----------   ----------   ----------
Average outstanding shares - diluted ..    31,892,716   31,144,069   30,656,966
                                          ===========   ==========   ==========

Basic earnings per share ..............   $      1.67         1.46         1.26
                                          ===========   ==========   ==========

Diluted earnings per share ............   $      1.64         1.43         1.24
                                          ===========   ==========   ==========

There were approximately 148,000 and 1,400 options excluded from the diluted share calculation for December 31, 2005 and 2004, respectively, due to the option exercise price exceeding the market price. There were no options excluded from the diluted share calculation for December 31, 2003 because the market price exceeded the option exercise price as of the end of the year.

15. STOCK OPTION PLANS

In the year ended December 31, 1995 a Stock Option Plan was approved which provided for the grant of options limited to 279,768 shares to certain full-time employees of the Company. In April 1999, the Employees 1995 Stock Option Plan was amended to provide 600,000 additional shares for the Employees Plan. In April, 2002, the Employees 1995 Stock Option Plan was amended to provide 1,000,000 additional shares for the Employees Plan. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. The Employee 1995 Stock Option Plan expired in April 2005.

On April 27, 2005, a Stock Incentive Plan was approved which provided awards limited to 2,500,000 shares to certain full-time employees of the Company, provided that the Company does not issue more than 1,700,000 shares pursuant to awards in a form other than options and share appreciation rights. The Stock Incentive Plan permits the granting of options, share appreciation rights restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards.

In the year ended December 31, 1994 a Stock Option Plan was approved which provided for the grant of options to outside Directors of the Company, limited to 50,000 shares. In April 1999, the Directors 1994 Stock Option Plan was amended to provide 100,000 additional shares for the Directors Plan. In April, 2002, the Directors 1994 Stock Option Plan was amended to provide 500,000 additional shares for the Directors Plan

The fiscal 1994, 1995, and 2005 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All option shares are adjusted for stock splits and stock dividends. The term of the options may not exceed five years from the date the options are granted. The employee options vest over a period of two years and the director options vest over a period of six months.

15. STOCK OPTION PLANS . . . CONTINUED

At December 31, 2005, total shares available for option grants to employees and directors are 3,757,156. Changes in shares granted for stock options for the years ended December 31, 2005, 2004, and 2003, are summarized as follows:

                                    Options outstanding         Options exercisable
                                --------------------------   -------------------------
                                               Weighted                    Weighted
                                                average                     average
                                  Shares    exercise price    Shares    exercise price
                                ---------   --------------   --------   --------------
Balance, December 31, 2002 ..   1,569,409       $ 9.31        919,880       $ 8.35
Canceled ....................     (51,175)       11.35         (8,999)        7.38
Granted .....................     558,666        14.16
Became exercisable ..........                                 435,620        10.48
Exercised ...................    (544,173)        8.58       (544,173)        8.58
                                ---------                    --------
Balance, December 31, 2003 ..   1,532,727        11.28        802,328         9.18

Canceled ....................     (63,266)       14.61        (18,959)        8.55
Granted .....................     562,823        19.92
Became exercisable ..........                                 441,299        14.36
Exercised ...................    (521,653)       10.42       (521,653)       10.42
                                ---------                    --------
Balance, December 31, 2004 ..   1,510,631        14.65        703,015        11.61

Canceled ....................     (29,882)       21.05         (4,974)        9.77
Granted .....................     587,761        25.03
Became exercisable ..........                                 525,759        16.31
Exercised ...................    (398,110)       12.95       (398,110)       12.95
                                ---------                    --------
Balance, December 31, 2005 ..   1,670,400        18.58        825,690        14.25
                                =========                    ========

The range of exercise prices on options outstanding and exercisable at December 31, 2005 is as follows:

                    Options         average          average         Options         average
Price range       Outstanding   exercise price   life of options   Exercisable   exercise price
-----------       -----------   --------------   ---------------   -----------   --------------
$5.19 - $7.89        142,206        $ 6.75           .8 years        142,206         $ 6.75
$8.96 - $11.40        70,849          9.99          2.2 years         70,849           9.99
$12.17 - $13.20      138,713         12.69          1.1 years        138,713          12.69
$14.09 - $17.45      290,434         14.27          2.1 years        290,434          14.27
$19.50 - $21.24      459,095         20.07          3.1 years         79,786          20.05
$24.99 - $28.35      569,103         25.05          4.1 years        103,702          25.00
                   ---------                                         -------
                   1,670,400         18.58          3.1 years        825,690          14.25
                   =========                                         =======

The options exercised during the year ended December 31, 2005 were at prices from $5.19 to $28.35.

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

                                                      December 31,
STATEMENTS OF FINANCIAL CONDITION                  ------------------
(dollars in thousands)                               2005       2004
                                                   --------   -------
Assets:
   Cash ........................................   $  1,967     3,500
   Interest bearing cash deposits ..............     11,125    40,088
                                                   --------   -------
      Cash and cash equivalents ................     13,092    43,588
   Investment securities, available-for-sale ...      1,302    19,337
   Other assets ................................      2,415     3,427
   Investment in subsidiaries ..................    409,931   290,765
                                                   --------   -------
                                                   $426,740   357,117
                                                   ========   =======
Liabilities and Stockholders' Equity:
   Dividends payable ...........................   $  5,151     4,176
   Subordinated debentures .....................     85,000    80,000
   Other liabilities ...........................      3,350     2,757
                                                   --------   -------
      Total liabilities ........................     93,501    86,933
   Common stock ................................        322       307
   Paid-in capital .............................    262,383   227,552
   Retained earnings ...........................     69,713    36,391
   Accumulated other comprehensive income ......        821     5,934
                                                   --------   -------
      Total stockholders' equity ...............    333,239   270,184
                                                   --------   -------
                                                   $426,740   357,117
                                                   ========   =======

                                                                            Years ended December 31,
STATEMENTS OF OPERATIONS                                                   -------------------------
(dollars in thousands)                                                       2005     2004     2003
                                                                           -------   ------   ------
Revenues
   Dividends from subsidiaries .........................................   $21,950   21,300   17,400
   Other income ........................................................        60    1,088      288
   Intercompany charges for services ...................................     8,365    7,406    6,652
                                                                           -------   ------   ------
      Total revenues ...................................................    30,375   29,794   24,340
Expenses
   Employee compensation and benefits ..................................     5,144    4,517    4,223
   Other operating expenses ............................................    11,013    9,803    7,573
                                                                           -------   ------   ------
      Total expenses ...................................................    16,157   14,320   11,796
   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries .........................................    14,218   15,474   12,544
   Income tax benefit ..................................................    (3,386)  (2,316)  (1,937)
                                                                           -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries ......    17,604   17,790   14,481
   Subsidiary earnings in excess of dividends distributed ..............    34,769   26,826   23,527
                                                                           -------   ------   ------
Net earnings ...........................................................   $52,373   44,616   38,008
                                                                           =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                                                                           Years ended December 31,
STATEMENTS OF CASH FLOWS                                                ----------------------------
(dollars in thousands)                                                    2005       2004      2003
                                                                        --------   -------   -------
Operating Activities
   Net earnings .....................................................   $ 52,373    44,616    38,008
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Loss on sale of investments available-for-sale ...................        451       274        --
   Subsidiary earnings in excess of dividends distributed ...........    (34,769)  (26,826)  (23,527)
   Net increase in other assets and other liabilities ...............      4,709     2,359     5,965
                                                                        --------   -------   -------
Net cash provided by operating activities ...........................     22,764    20,423    20,446
                                                                        --------   -------   -------
Investing activities
   Purchases of investment securities available-for-sale ............         --   (35,802)       --
   Proceeds from sales, maturities and prepayments of securities
     available-for-sale .............................................     17,796    17,227        54
   Equity contribution to subsidiary ................................    (56,206)       --   (10,377)
   Net addition of premises and equipment ...........................       (949)     (430)     (863)
                                                                        --------   -------   -------
Net cash used by investing activities ...............................    (39,359)  (19,005)  (11,186)
                                                                        --------   -------   -------
Financing activities
   Proceeds from issuance of subordinated debentures ................         --    45,000        --
   Cash dividends paid ..............................................    (19,051)  (16,618)  (14,573)
   Proceeds from exercise of stock options and other stock issued ...      5,158     5,439     4,674
   Repurchase and retirement of stock ...............................         --    (1,805)       --
   Cash paid for stock dividends ....................................         (8)       (9)      (15)
                                                                        --------   -------   -------
Net cash (used) provided by financing activities ....................    (13,901)   32,007    (9,914)
                                                                        --------   -------   -------
Net (decrease) increase (decrease) in cash and cash equivalents .....    (30,496)   33,425      (654)
Cash and cash equivalents at beginning of year ......................     43,588    10,163    10,817
                                                                        --------   -------   -------
Cash and cash equivalents at end of year ............................   $ 13,092    43,588    10,163
                                                                        ========   =======   =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                        QUARTERS ENDED, 2005
                                    -------------------------------------------------------------
                                       MARCH 31         JUNE 30      SEPTEMBER 30    DECEMBER 31
                                    -------------   -------------   -------------   -------------
Interest income .................   $      40,507          46,545          49,570          53,363
Interest expense ................          12,051          14,458          15,810          17,659
                                    -------------   -------------   -------------   -------------
Net interest income .............          28,456          32,087          33,760          35,704
Provision for loan losses .......           1,490           1,552           1,607           1,374
Earnings before income taxes ....          17,000          19,572          20,313          20,799
Net earnings ....................          11,520          13,090          13,575          14,188
Basic earnings per share ........            0.37            0.42            0.43            0.45
Diluted earnings per share ......            0.37            0.41            0.42            0.44
Dividends per share .............            0.14            0.15            0.15            0.16
Market range high-low ...........   $27.98-$23.59   $26.39-$21.07   $31.40-$25.91   $33.50-$28.00

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

                                                         Quarters Ended, 2004
                                    -------------------------------------------------------------
                                       March 31        June 30       September 30    December 31
                                    -------------   -------------   -------------   -------------
Interest income .................   $      35,465          35,441          37,640          38,739
Interest expense ................           9,076           9,662          10,255          10,899
                                    -------------   -------------   -------------   -------------
Net interest income .............          26,389          25,779          27,385          27,840
Provision for loan losses .......             830             965           1,200           1,200
Earnings before income taxes ....          15,544          15,654          17,333          17,099
Net earnings ....................          10,610          10,763          11,680          11,563
Basic earnings per share ........            0.34            0.35            0.38            0.39
Diluted earnings per share ......            0.34            0.34            0.38            0.37
Dividends per share .............            0.13            0.13            0.14            0.14
Market range high-low ...........   $21.63-$18.88   $22.60-$19.59   $24.28-$20.60   $28.71-$23.12

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                               2005                    2004
                                                     -----------------------   ----------------------
(dollars in thousands)                                 AMOUNT     FAIR VALUE     Amount    Fair Value
                                                     ----------   ----------   ---------   ----------
Financial Assets:
Cash on hand and in banks ........................   $  111,418      111,418      79,300       79,300
Federal funds sold ...............................        7,537        7,537          --           --
Interest bearing cash deposits ...................       15,739       15,739      13,007       13,007
Investment securities ............................      328,723      328,723     321,234      321,234
Mortgage-backed securities .......................      585,718      585,718     714,589      714,589
FHLB and FRB stock ...............................       53,529       53,529      49,803       49,803
Loans receivable, net ............................    2,397,187    2,351,640   1,701,805    1,704,351

Financial Liabilities:
Deposits .........................................   $2,534,712    2,533,171   1,729,708    1,731,843
Advances from the FHLB of Seattle ................      402,191      391,128     818,933      811,837
Repurchase agreements and other borrowed funds ...      317,222      317,222      81,215       81,215
Subordinated debentures ..........................       85,000       83,836      80,000       81,502

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments and are approximates. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value is the book value of cash, federal funds sold and interest bearing cash deposits. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of Federal Home Loan Bank of Seattle and Federal Reserve Bank stock is the book value, due to the stocks being restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made.

Financial Liabilities - The estimated fair value of demand and savings deposits is the book value since rates are regularly adjusted to market rates. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the Federal Home Loan Bank of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities. Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so book value approximates fair value. The subordinated debentures' fair value is based on quoted market prices or comparison pricing to a similar product issued at year-end.

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

19. CONTINGENCIES AND COMMITMENTS

The company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,334,000 $1,151,000, and
$1,025,000, respectively. One of the Company's subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $273,000, $221,000, and $150,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 are as follows (Dollars in thousands):

                                          Capital   Operating
Years ended December 31,                   Leases     Leases     Total
------------------------                  -------   ---------   ------
2006                                       $  189     1,333      1,522
2007                                          200     1,197      1,397
2008                                          202       988      1,190
2009                                          204       781        985
2010                                          206       706        912
Thereafter                                  2,630     2,016      4,646
                                           ------     -----     ------
Total minimum lease payments               $3,631     7,021     10,652
                                                      =====     ======
Less: Amounts representing interest         1,615
                                           ------
Present Value of minimum lease payments     2,016
Less: Current portion of
   obligations under capital leases            32
                                           ------
Long-term portion of
   obligations under capital leases         1,984
                                           ======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

The Company has plans to open eight new offices and expand eight existing facilities. The Company has commitments related to the additional locations and upgrades which will incur additional expenses in 2006.

20. ACQUISITIONS

On October 31, 2005, First Security completed the acquisition of Thompson Falls Holding Co. and its subsidiary bank First State Bank, with total assets of $153 million, loans of $109 million, and deposits of $109 million. The bank operates from two banking offices in Thompson Falls and Plains, Montana. A portion of the purchase price was allocated to core deposit intangible of $914,000 and goodwill of $7,508,000

On May 20, 2005, Mountain West Bank of Coeur d'Alene completed the acquisition of the Zions National Bank branch in Bonners Ferry, Idaho, with total assets of $24 million, loans of $5 million, and deposits of $24 million. A portion of the purchase price was allocated to core deposit intangible of $211,000 and goodwill of $2,154,000.

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

20. ACQUISITIONS...CONTINUED

On February, 28, 2005 the Company completed the acquisition of First National Bank - West, Evanston, Wyoming, with total assets of $267 million, loans of $88 million, and deposits of $225 million. This bank has seven locations in western Wyoming and became the eighth subsidiary bank of the Company and the first to be located in the state of Wyoming. A portion of the purchase price was allocated to core deposit intangible of $2,446,000 and goodwill of $22,508,000.

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

The following is a summary of selected operating segment information for the years ended and as of December 31, 2005, 2004, and 2003.

(Dollars in thousands)

                                             Mountain     First                First
              2005                 Glacier     West     Security   Western   National   Big Sky
              ----                --------   --------   --------   -------   --------   -------
Net interest income ...........   $ 26,508    29,607     24,839     14,522     8,179     11,540
Provision for loan losses .....     (1,500)   (1,897)      (630)        --      (251)      (965)
                                  --------   -------    -------    -------   -------    -------
Net interest income after
   provision for loan losses ..     25,008    27,710     24,209     14,522     7,928     10,575
Noninterest income ............      9,136    15,812      3,990      3,966     2,340      2,475
Core deposit amortization .....       (252)     (214)      (202)      (224)     (371)       (26)
Other noninterest expense .....    (16,016)  (26,006)   (11,141)    (9,741)   (5,636)    (5,509)
                                  --------   -------    -------    -------   -------    -------
Earnings before income taxes ..     17,876    17,302     16,856      8,523     4,261      7,515
Income tax (expense) benefit ..     (6,096)   (5,886)    (5,505)    (2,488)   (1,401)    (2,819)
                                  --------   -------    -------    -------   -------    -------
Net income ....................   $ 11,780    11,416     11,351      6,035     2,860      4,696
                                  ========   =======    =======    =======   =======    =======
Assets ........................   $731,468   779,538    769,094    431,640   304,196    267,402
Net loans .....................    462,761   544,429    453,814    231,817   111,682    203,869
Goodwill ......................      4,084    23,159     12,165      3,848    22,508      1,752
Deposits ......................    424,739   558,280    476,253    269,494   244,336    191,040
Stockholders' equity ..........     69,257    80,008     83,447     49,458    41,577     26,581


              2005                 Valley   Whitefish   Citizens     Other    Consolidated
              ----                -------   ---------   --------   --------   ------------
Net interest income ...........     9,444      6,527      5,013      (6,172)     130,007
Provision for loan losses .....      (375)      (300)      (105)         --       (6,023)
                                  -------    -------    -------    --------    ---------
Net interest income after
   provision for loan losses ..     9,069      6,227      4,908      (6,172)     123,984
Noninterest income ............     3,509      1,916      1,902        (420)      44,626
Core deposit amortization .....       (48)        --       (133)         --       (1,470)
Other noninterest expense .....    (6,787)    (3,428)    (4,052)     (1,140)     (89,456)
                                  -------    -------    -------    --------    ---------
Earnings before income taxes ..     5,743      4,715      2,625      (7,732)      77,684
Income tax (expense) benefit ..    (1,783)    (1,698)    (1,022)      3,387      (25,311)
                                  -------    -------    -------    --------    ---------
Net income ....................     3,960      3,017      1,603      (4,345)      52,373
                                  =======    =======    =======    ========    =========
Assets ........................   254,437    174,069    144,161    (149,661)   3,706,344
Net loans .....................   151,204    125,512    113,222      (1,123)   2,397,187
Goodwill ......................     1,770        260      9,553          --       79,099
Deposits ......................   174,059    112,790    110,023     (26,302)   2,534,712
Stockholders' equity ..........    21,809     14,847     23,029     (76,774)     333,239

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

(Dollars in thousands)

                                             Mountain     First
              2004                 Glacier     West     Security   Western   Big Sky   Valley    Whitefish    Other    Consolidated
              ----                --------   --------   --------   -------   -------   -------   ---------   -------   -------------
Net interest income ...........   $ 24,541    22,552     24,372     15,663     9,361     8,959      6,393     (4,448)      107,393
Provision for loan losses .....     (1,075)   (1,320)      (600)        --      (510)     (440)      (250)        --        (4,195)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Net interest income after
   provision for loan losses ..     23,466    21,232     23,772     15,663     8,851     8,519      6,143     (4,448)      103,198
Noninterest income ............      8,652    12,315      3,684      3,583     2,249     2,940      1,419       (277)       34,565
Core deposit amortization .....       (276)     (210)      (216)      (279)      (33)      (60)        --         --        (1,074)
Other noninterest expense .....    (14,980)  (21,290)   (10,184)    (9,016)   (5,190)   (6,020)    (3,280)    (1,099)      (71,059)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Earnings before income taxes ..     16,862    12,047     17,056      9,951     5,877     5,379      4,282     (5,824)       65,630
Income tax (expense) benefit ..     (5,704)   (3,769)    (5,572)    (3,039)   (2,157)   (1,632)    (1,457)     2,316       (21,014)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Net income ....................   $ 11,158     8,278     11,484      6,912     3,720     3,747      2,825     (3,508)       44,616
                                  ========   =======    =======    =======   =======   =======    =======     ======     =========
Assets ........................   $646,523   629,205    626,341    446,502   241,056   241,518    169,411     10,181     3,010,737
Net loans .....................    398,187   382,819    326,826    210,181   161,761   119,626    102,746       (341)    1,701,805
Goodwill ......................      4,084    21,005      4,657      3,848     1,752     1,770        260         --        37,376
Deposits ......................    393,655   431,662    359,918    207,711   132,853   146,660     98,605    (41,356)    1,729,708
Stockholders' equity ..........     64,207    67,002     56,004     49,095    20,567    20,052     13,839    (20,582)      270,184

(Dollars in thousands)

                                             Mountain     First
              2003                 Glacier     West     Security   Western   Big Sky    Valley   Whitefish    Other    Consolidated
              ----                --------   --------   --------   -------   -------   -------   ---------   -------   -------------
Net interest income ...........   $ 22,565    17,061     22,246     13,670     7,264     7,845      5,194     (3,493)       92,352
Provision for loan losses .....       (375)   (1,124)    (1,250)        --      (250)     (630)      (180)        --        (3,809)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Net interest income after
   provision for loan losses ..     22,190    15,937     20,996     13,670     7,014     7,215      5,014     (3,493)       88,543
Noninterest income ............      8,184    10,206      4,392      4,043     1,729     3,730      1,273          5        33,562
Core deposit amortization .....       (304)     (205)      (270)      (348)      (41)      (75)        --         --        (1,243)
Other noninterest expense .....    (14,283)  (17,958)    (9,766)    (8,661)   (4,141)   (5,471)    (3,071)    (1,350)      (64,701)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Earnings before income taxes ..     15,787     7,980     15,352      8,704     4,561     5,399      3,216     (4,838)       56,161
Income tax (expense) benefit ..     (5,437)   (2,216)    (5,288)    (2,604)   (1,730)   (1,754)    (1,054)     1,930       (18,153)
                                  --------   -------    -------    -------   -------   -------    -------     ------     ---------
Net income ....................   $ 10,350     5,764     10,064      6,100     2,831     3,645      2,162     (2,908)       38,008
                                  ========   =======    =======    =======   =======   =======    =======     ======     =========
Assets ........................   $595,778   547,035    578,803    446,405   209,342   219,105    149,531     (6,366)    2,739,633
Net loans .....................    330,012   313,021    295,195    196,732   125,664    97,292     72,800       (351)    1,430,365
Goodwill ......................      4,084    20,580      4,657      3,848     1,752     1,770        260         --        36,951
Deposits ......................    358,600   372,936    340,650    219,950   115,496   134,405     68,124    (12,536)    1,597,625
Stockholders' equity ..........     58,703    61,031     49,334     47,242    17,882    18,176     12,126    (26,655)      237,839

22.  SUBSEQUENT EVENTS

On February 1, 2006, Glacier Trust I redeemed the $35,000,000 in subordinated debentures which had an interest rate of 9.40%. The subordinated debentures were replaced by Glacier Trust III ("Glacier Trust III"), which issued $35,000,000 in subordinated debentures with an interest rate of 6.078%. The Company formed Glacier Trust III as a financing subsidiary on January 27, 2006. On January 31, 2006, Glacier Trust III issued 35,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of 6.078% for the first five years and then converts to a three month LIBOR plus 1.29% rate adjustable quarterly from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2036. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust III.

23. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the Financial Accounting Standards Board issued a Staff Position which amends SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Staff Position addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 Accounting Changes and Errors Corrections which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement replaces APB Opinion No. 20 Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board issued a revised version of SFAS No. 123 Share-Based Payment, mandating that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The intrinsic value method of accounting for such awards, as previously elected by the company and provided for in APB Opinion No. 25, Accounting for Stock Issued to Employees will no longer be acceptable under GAAP for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. If no comparable market values are available, the grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Under the previous provisions of SFAS No. 123, Accounting for Stock Based Compensation companies using the intrinsic value method were required to disclose in a footnote to their financial statements the effect on net income of using the intrinsic value rather than the grant-date fair value method. The company has continued to use the intrinsic value method, with appropriate disclosures, in its financial statements through December 31, 2005 (See Stock Based Compensation under Note 1 to the company's consolidated financial statements). The company expects to adopt SFAS No. 123 (Revised) effective with its reporting for the first quarter of 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


The Audit Committee of the Board of Directors of the Company approved a change in auditors. At a meeting of the Audit Committee held on June 13, 2005, the Audit Committee appointed BKD, LLP ("BKD") to serve as the Company's independent public accountants, effective June 16, 2005. BKD replaced KPMG LLP ("KPMG").

KPMG performed audits of the Company's consolidated financial statements as of and for each of the years ended December 31, 2003 and 2004. In addition, KPMG performed audits of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004.

The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2004 and the subsequent interim period through June 13, 2005, there were no (1) disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, as defined in Item 304(a)(1)(v) of Securities and Exchange (SEC) Regulation S-K.

During the two years ended December 31, 2003 and 2004 and from December 31, 2004 through June 13, 2005, the date on which BKD was selected to be engaged to be the Company's independent accountant, neither the Company nor anyone on its behalf had consulted BKD with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item. Subsequent to BKD being engaged, there have been no changes or disagreements with accountants on accounting and financial disclosure.

KPMG furnished a letter, addressed to the SEC, stating that they agree with the above statements, except that they were not in a position to agree or disagree with the first paragraph and the last paragraph.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with U.S. generally accepted accounting principles. Glacier's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment performed by management of its internal control over financial reporting as of December 31, 2005 did not include the following entities which were acquired by the Company during fiscal year 2005:
First National Bank - West, First State Bank (which was merged with and into First Security Bank of Missoula), and Citizens Community Bank (collectively, the "Acquisitions"). First National Bank - West, First State Bank and Citizens Community Bank represent approximately 7%, 4%, and 3%, respectively of the assets of the Company on a consolidated basis. Based on this assessment, management asserts that Glacier Bancorp, Inc. and subsidiaries (except those subsidiaries acquired in the Acquisitions) maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States. There was no material change to the internal control over financial reporting as a result of the Acquisitions.

The registered public accounting firm that audited the financial statements, BKD LLP for year ended December 31, 2005, included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Business of the Meeting - Election of Directors - Information with Respect to Nominees and Other Directors - Background of Nominees and Continuing Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2006 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

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

Consistent with the requirements of Sarbanes-Oxley, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics can be accessed electronically by visiting the Company's website at www.glacierbancorp.com.

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

(1)  The following exhibits are included as part of this Form 10-K:

EXHIBIT NO.   EXHIBIT
-----------   -------
     3(a)     Amended and Restated Certificate of Incorporation (1)

     3(b)     Amended and Restated Bylaws (2)

    10(a)     1994 Director Stock Option Plan and related agreements (3)

    10(b)     1995 Employee Stock Option Plan and related agreements (3)

    10(c)     Deferred Compensation Plan effective January 1, 2005 (4)

    10(d)     Supplemental Executive Retirement Agreement (4)

    10(e)     2005 Stock Incentive Plan and related agreements (5)

    10(f)     Employment Agreement dated January 1, 2006 between the Company,
              Glacier Bancorp, Inc. and Michael J. Blodnick

    10(g)     Employment Agreement dated January 1, 2006 between the Company,
              Glacier Bancorp, Inc. and James H. Strosahl

    10(h)     Employment Agreement dated January 1, 2006 between First Security
              Bank of Missoula and William L. Bouchee

    10(i)     Employment agreement dated January 1, 2006, between Mountain West
              Bank and Jon W. Hippler

    14        Code of Ethics (6)

    21        Subsidiaries of the Company (See item 1, "Subsidiaries")

    23(a)     Consent of BKD LLP

    23(b)     Consent of KPMG LLP

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

(1) Incorporated by reference to exhibits 3.1, 10.1, 10.2 and 10.3 of the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2005.

(2) Incorporated by reference to Exhibit 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2004.

(3) Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (No. 333-105995).

(4) Incorporated by reference to exhibits 10(g) and 10(h) of the Company's Annual Report on Form 10-k for the fiscal year ended December 31, 2004.

(5) Incorporated by reference to exhibits 99.1 through 99.3 of the Company's S-8 Registration Statement (No. 333-125024).

(6) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                            ------------------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2006, by the following persons in the capacities indicated.



/s/ Michael J. Blodnick                 President, CEO, and Director
-------------------------------------   (Principal Executive Officer)
Michael J. Blodnick


/s/ James H. Strosahl                   Executive Vice President and CFO
-------------------------------------   (Principal Financial/Accounting Officer)
James H. Strosahl

Majority of the Board of Directors


/s/ Everit A. Sliter                    Chairman
-------------------------------------
Everit A. Sliter


/s/ James M. English                    Director
-------------------------------------
James M. English


/s/ Allen Fetscher                      Director
-------------------------------------
Allen J. Fetscher


/s/ Jon W. Hippler                      Director
-------------------------------------
Jon W. Hippler


/s/ Craig A. Langel                     Director
-------------------------------------
Craig A. Langel


/s/ L. Peter Larson                     Director
-------------------------------------
L. Peter Larson


/s/ John W. Murdoch                     Director
-------------------------------------
John W. Murdoch