Form 10-Q
period 2006-03-31
GLACIER BANCORP INC
filed 2006-05-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 MONTANA                                          81-0519541
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

   49 Commons Loop, Kalispell, Montana                              59901
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

Indicate by checkmark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  X    Accelerated Filer       Non-Accelerated Filer
                        ---                     ---                         ---

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The number of shares of Registrant's common stock outstanding on April 27, 2006 was 32,336,503. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                             Page #
                                                                             ------
PART I. FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Condensed Consolidated Statements of Financial Condition - Unaudited
      March 31, 2006, and March 31, 2005 and audited December 31, 2005 ...      3

      Condensed Consolidated Statements of Operations -
      Unaudited three months ended March 31, 2006 and 2005 ...............      4

      Condensed Consolidated Statements of Stockholders' Equity and Other
      Comprehensive Income - Audited year ended December 31, 2005
      and unaudited three months ended March 31, 2006 ....................      5

      Condensed Consolidated Statements of Cash Flows -
      Unaudited three months ended March 31, 2006 and 2005 ...............      6

      Notes to Condensed Consolidated Financial Statements - Unaudited ...      7

   Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations .............     20

   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....     25

   Item 4 - Controls and Procedures ......................................     25

PART II. OTHER INFORMATION ...............................................     25

   Item 1 - Legal Proceedings ............................................     25

   Item 1A - Risk Factors ................................................     25

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..     25

   Item 3 - Defaults Upon Senior Securities ..............................     26

   Item 4 - Submission of Matters to a Vote of Security Holders ..........     26

   Item 5 - Other Information ............................................     26

   Item 6 - Exhibits .....................................................     26

   Signatures ............................................................     27

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31,    December 31,     March 31
                                                                                    2006          2005           2005
                                                                                -----------   ------------   -----------
                                                                                (UNAUDITED)                  (unaudited)
(Dollars in thousands, except per share data)
ASSETS:
   Cash on hand and in banks ................................................   $   105,474       111,418         82,600
   Federal funds sold .......................................................         9,155         7,537         14,751
   Interest bearing cash deposits ...........................................        21,343        15,739          8,208
                                                                                -----------    ----------     ----------
      Cash and cash equivalents .............................................       135,972       134,694        105,559
   Investment securities, available-for-sale ................................       923,382       967,970      1,148,153
   Loans receivable, net ....................................................     2,502,279     2,374,647      1,860,295
   Loans held for sale ......................................................        25,153        22,540         19,637
   Premises and equipment, net ..............................................        86,179        79,952         63,720
   Real estate and other assets owned, net ..................................           778           332          2,003
   Accrued interest receivable ..............................................        19,317        19,923         16,151
   Core deposit intangible, net .............................................         7,594         8,015          7,102
   Goodwill .................................................................        79,099        79,099         60,189
   Other assets .............................................................        20,405        19,172         23,631
                                                                                -----------    ----------     ----------
                                                                                $ 3,800,158     3,706,344      3,306,440
                                                                                ===========    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits ............................................   $   683,201       667,008        528,038
   Interest bearing deposits ................................................     2,010,198     1,867,704      1,448,643
   Advances from Federal Home Loan Bank of Seattle ..........................       505,209       402,191        858,961
   Securities sold under agreements to repurchase ...........................       132,207       129,530         79,148
   Other borrowed funds .....................................................         2,774       187,692          5,834
   Accrued interest payable .................................................         8,537         7,437          6,048
   Deferred tax liability ...................................................         2,098         2,746          4,782
   Subordinated debentures ..................................................        85,000        85,000         80,000
   Other liabilities ........................................................        26,543        23,797         21,537
                                                                                -----------    ----------     ----------
      Total liabilities .....................................................     3,455,767     3,373,105      3,032,991
                                                                                ===========    ==========     ==========
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      None issued or outstanding ............................................            --            --             --
   Common stock, $.01 par value per share. 78,125,000 shares authorized .....           323           322            309
   Paid-in capital ..........................................................       265,765       262,383        229,496
   Retained earnings - substantially restricted .............................        78,171        69,713         43,467
   Accumulated other comprehensive income ...................................           132           821            177
                                                                                -----------    ----------     ----------
      Total stockholders' equity ............................................       344,391       333,239        273,449
                                                                                -----------    ----------     ----------
                                                                                $ 3,800,158     3,706,344      3,306,440
                                                                                ===========    ==========     ==========
      Number of shares outstanding ..........................................    32,314,112    32,172,547     30,853,644
      Book value per share ..................................................   $     10.66         10.36           8.86

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                    2006         2005
                                                                -----------   ----------
(UNAUDITED - dollars in thousands, except per share data)
INTEREST INCOME:
   Real estate loans ......................................     $    10,989        6,615
   Commercial loans .......................................          25,525       16,524
   Consumer and other loans ...............................           8,865        5,730
   Investment securities and other ........................          10,573       11,638
                                                                -----------   ----------
      Total interest income ...............................          55,952       40,507
                                                                -----------   ----------
INTEREST EXPENSE:
   Deposits ...............................................          11,291        4,069
   Federal Home Loan Bank of Seattle advances .............           4,796        5,243
   Securities sold under agreements to repurchase .........           1,290          398
   Subordinated debentures ................................           1,429        1,555
   Other borrowed funds ...................................             838          786
                                                                -----------   ----------
      Total interest expense ..............................          19,644       12,051
                                                                -----------   ----------
NET INTEREST INCOME .......................................          36,308       28,456
   Provision for loan losses ..............................           1,165        1,490
                                                                -----------   ----------
      Net interest income after provision for loan
         losses ...........................................          35,143       26,966
                                                                -----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees .........................           6,406        5,204
   Miscellaneous loan fees and charges ....................           1,811        1,278
   Gains on sale of loans .................................           2,190        2,092
   Loss on sale of investments ............................              --          (30)
   Other income ...........................................             749          564
                                                                -----------   ----------
      Total non-interest income ...........................          11,156        9,108
                                                                -----------   ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits
      and related expenses ................................          15,311       10,944
   Occupancy and equipment expense ........................           3,491        2,855
   Outsourced data processing expense .....................             724          232
   Core deposit intangibles amortization ..................             420          283
   Other expenses .........................................           5,881        4,760
                                                                -----------   ----------
      Total non-interest expense ..........................          25,827       19,074
                                                                -----------   ----------
EARNINGS BEFORE INCOME TAXES ..............................          20,472       17,000
   Federal and state income tax expense ...................           6,843        5,480
                                                                -----------   ----------
NET EARNINGS ..............................................     $    13,629       11,520
                                                                ===========   ==========
Basic earnings per share ..................................     $      0.42         0.37
Diluted earnings per share ................................     $      0.42         0.37
Dividends declared per share ..............................     $      0.16         0.14
Return on average assets (annualized) .....................            1.48%        1.50%
Return on average equity (annualized) .....................           16.21%       17.06%
Average outstanding shares - basic ........................      32,252,158   30,764,368
Average outstanding shares - diluted ......................      32,826,467   31,305,788

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                    AUDITED YEAR ENDED DECEMBER 31, 2005 AND
                  UNAUDITED THREE MONTHS ENDED MARCH 31, 2006

                                                                                      Retained     Accumulated     Total
                                                       Common Stock                   earnings     other comp-    stock-
                                                   -------------------   Paid-in   substantially    rehensive    holders'
                                                     Shares     Amount   capital     restricted       income      equity
                                                   ----------   ------   -------   -------------   -----------   --------
(Dollars in thousands, except per share data)
Balance at December 31, 2004 ...................   30,686,763    $307    227,552       36,391        5,934       270,184
Comprehensive income:
   Net earnings ................................           --      --         --       52,373           --        52,373
   Unrealized loss on securities, net of
      reclassification adjustment and taxes ....           --      --         --           --       (5,113)       (5,113)
                                                                                                                 -------
Total comprehensive income .....................                                                                  47,260
                                                                                                                 -------
Cash dividends declared ($.60 per share) .......           --      --         --      (19,051)          --       (19,051)
Stock options exercised ........................      397,770       4      5,154           --           --         5,158
Stock issued in connection with
   acquisitions ................................    1,088,014      11     28,427           --           --        28,438
Acquisition of fractional shares ...............           --      --         (8)          --           --            (8)
Tax benefit from stock related compensation ....           --      --      1,258           --           --         1,258
                                                   ----------    ----    -------      -------       ------       -------
Balance at December 31, 2005 ...................   32,172,547    $322    262,383       69,713          821       333,239
Other comprehensive income:
   Net earnings ................................           --      --         --       13,629           --        13,629
   Unrealized loss on securities, net of
   reclassification adjustment and taxes .......           --      --         --           --         (689)         (689)
                                                                                                                 -------
Total other comprehensive income ...............                                                                  12,940
                                                                                                                 -------
Cash dividends declared ($.16 per share) .......           --      --         --       (5,171)          --        (5,171)
Stock options exercised ........................      141,565       1      2,185           --           --         2,186
Stock based compensation and tax benefit .......           --      --      1,197           --           --         1,197
                                                   ----------    ----    -------      -------       ------       -------
Balance at March 31, 2006 (unaudited) ..........   32,314,112    $323    265,765       78,171          132       344,391
                                                   ==========    ====    =======      =======       ======       =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                                 2006       2005
                                                                              ---------   --------
(UNAUDITED - dollars in thousands)
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATION ACTIVITIES ..........................       $  18,854      9,034
                                                                              ---------   --------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale ..................................          43,209    153,703
   Purchases of investments available-for-sale ........................            (792)  (103,175)
   Principal collected on installment and commercial loans ............         249,640    142,784
   Installment and commercial loans originated or
      acquired ........................................................        (350,179)  (212,076)
   Principal collections on mortgage loans ............................          89,622     80,378
   Mortgage loans originated or acquired ..............................        (117,881)   (97,864)
   Net purchase of FHLB and FRB stock .................................            (434)       (14)
   Acquisition of First National Bank - West ..........................              --    (18,139)
   Net addition of premises and equipment .............................          (7,715)    (4,899)
                                                                              ---------   --------
      NET CASH USED IN INVESTING ACTIVITIES ...........................         (94,530)   (59,302)
                                                                              ---------   --------
FINANCING ACTIVITIES:
   Net increase in deposits ...........................................         158,688     22,223
   Net (decrease) increase in FHLB advances and other borrowed funds ..         (81,900)    40,805
   Net increase in securities sold under repurchase agreements ........           2,677      2,990
   Cash dividends paid ................................................          (5,171)    (4,444)
   Excess tax benefits from stock options .............................             474         --
   Proceeds from exercise of stock options and other stock issued .....           2,186      1,946
                                                                              ---------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .......................          76,954     63,520
                                                                              ---------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS .......................           1,278     13,252
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................         134,694     92,307
                                                                              ---------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................       $ 135,972    105,559
                                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for: Interest........................       $  18,544     11,098
                                       Income taxes....................       $     380         --

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2006, and March 31, 2005, stockholders' equity for the three months ended March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The condensed consolidated statement of financial condition and statement of stockholders' equity and other comprehensive income of the Company as of December 31, 2005 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for nine wholly owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and Glacier Bank of Whitefish ("Whitefish"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, and First National Bank - West ("First National") located in Wyoming. In addition, the Company owns three subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), and Citizens (ID) Statutory Trust I ("Citizens Trust I") for the purpose of issuing trust preferred securities and in accordance with Financial Accounting Standards Board Interpretation 46(R) the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any off-balance sheet entities.

     On February 1, 2006, Glacier Capital Trust I, whose common equity was wholly owned by the Company, had 1,400,000 shares of trust preferred securities redeemed and the Subordinated Debentures of $35,000,000 paid. The Subordinated Debentures were replaced by Glacier Trust III.

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

     The following abbreviated organizational chart illustrates the various relationships:

                                        ------------------------
                                          Glacier Bancorp, Inc.
                                        (Parent Holding Company)
                                        ------------------------


--------------------------   -------------------------      ------------------------     -------------------------------
     Glacier Bank                 Mountain West Bank          First Security Bank             Western Security Bank
  (Commercial bank)               (Commercial bank)              of Missoula                    (Commercial bank)
                                                               (Commercial bank)
--------------------------   -------------------------      ------------------------     -------------------------------

--------------------------   -------------------------      ------------------------     -------------------------------
 First National Bank - West           Big Sky                     Valley Bank                      Glacier Bank
   (Commercial bank)                Western Bank                   of Helena                       of Whitefish
                                  (Commercial bank)             (Commercial bank)                (Commercial bank)
--------------------------   -------------------------      ------------------------     -------------------------------

--------------------------   -------------------------      ------------------------     -------------------------------
  Citizens Community Bank    Glacier Capital Trust II       Glacier Capital Trust III     Citizens (ID) Statutory Trust I
     (Commercial bank)
--------------------------   -------------------------      ------------------------     -------------------------------


3)   Ratios

     Returns on average assets and average equity were calculated based on daily averages.

4)   Dividends Declared

     On March 29, 2006, the Board of Directors declared a $.16 per share quarterly cash dividend payable on April 20, 2006 to stockholders of record on April 11, 2006.

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                               Three           Three
                                            months ended   months ended
                                           Mar. 31, 2006   Mar. 31, 2005
                                           -------------   -------------
Net earnings available to common
   stockholders ........................    $13,629,000    11,520,000
Average outstanding shares - basic .....     32,252,158    30,764,368
Add: Dilutive stock options ............        574,309       541,420
                                            -----------    ----------
Average outstanding shares - diluted ...     32,826,467    31,305,788
                                            ===========    ==========
Basic earnings per share ...............    $      0.42          0.37
                                            ===========    ==========
Diluted earnings per share .............    $      0.42          0.37
                                            ===========    ==========

     There were approximately 323,195 and 591,250 average shares excluded from the three months ended diluted share calculation as of March 31, 2006, and 2005, respectively, due to the option exercise price exceeding the market price.

6)   Stock Based Compensation

     The Company has three stock based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of options to outside Directors of the Company. The Employees 1995 Stock Option Plan was approved to provide the grant of options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired options outstanding. The 2005 Stock Incentive Plan was approved by shareholders on April 27, 2005 which provides awards to certain full-time employees of the Company. The 2005 Stock Incentive Plan permits the granting of options, share appreciation rights, restricted share, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options the shares are obtained from the authorized and unissued stock.

     The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the option at the grant date. The Company adopted the modified prospective transition method in reporting financial statement results in the current and for future reporting periods. Under the modified prospective method, SFAS No. 123 (Revised) applies to new awards and to awards modified, repurchased, or cancelled after the effective date; accordingly the prior interim and annual periods do not reflect restated amounts. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the three months ended March 31, 2006, the compensation cost for the stock option plans was $723,000, with a corresponding income tax benefit of $200,000, resulting in a net earnings and cash flow from operations reduction of $523,000, or a decrease of $.016 per share for both basic and diluted earnings per share. Additionally, in the cash flow statement, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $474,000 for the three months ended March 31, 2006. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next 1.4 years was $2,750,000 as of March 31, 2006. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $535,000 and $537,000, respectively.

     Prior to the adoption of SFAS No. 123 (Revised), the Company utilized the intrinsic value method and compensation cost was the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The exercise price of all stock options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, the intrinsic value has been $0 and no compensation cost was recognized prior to the adoption of SFAS No. 123 (Revised). The Company did not modify any outstanding options prior to the adoption of the standard. If the Company had determined compensation cost based on fair value of the options at the grant date under SFAS 123 (Revised) prior to the date of adoption, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   Three months
                                                 Ended March 31,
                                                       2005
                                                 ---------------
Net earnings (in thousands): As reported             $11,520
                             Compensation cost          (207)
                                                     -------
                             Pro forma                11,313
                                                     =======

Basic earnings per share:    As reported                0.37
                             Compensation cost            --
                                                     -------
                             Pro forma                  0.37
                                                     =======

Diluted earnings per share:  As reported                0.37
                             Compensation cost         (0.01)
                                                     -------
                             Pro forma                  0.36
                                                      ======

     The per share weighted-average fair value of stock options granted during 2006 and 2005 was $6.47 and $3.46, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2006
     - expected dividend yield 2.23%, risk-free interest rate of 4.35%, volatility ratio of 27%, and expected life of 3.3 years: 2005 - expected dividend yield 2.23%, risk-free interest rate of 3.44%, volatility ratio of 18%, and expected life of 3.4 years. Expected volatilities are based on historical volatility and other factors. The Company uses historical data to estimate option exercise and termination with the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The option awards generally vest upon six month or two years of service for directors and employees, respectively, and generally expire in five years.

     Change in shares granted for stock options for the three months ended March 31, 2006 and the year ended December 31, 2005, are summarized as follows:

                                  Options outstanding    Options exercisable
                                 --------------------   --------------------
                                             Weighted               Weighted
                                              average                average
                                             exercise               exercise
                                   Shares      price      Shares      price
                                 ---------   --------   ---------   --------
Balance, December 31, 2004 ...   1,510,631     14.65      703,015    11.61
Canceled .....................     (29,882)    21.05       (4,974)    9.77
Granted ......................     587,761     25.03
Became exercisable ...........                            525,759    16.31
Exercised ....................    (398,110)    12.95     (398,110)   12.95
                                 ---------              ---------
Balance, December 31, 2005 ...   1,670,400     18.58      825,690    14.25

Canceled .....................     (14,964)    23.20       (4,510)   12.93
Granted ......................     650,650     31.44
Became exercisable ...........                            375,346    20.06
Exercised ....................    (141,565)    15.44     (141,565)   15.44
                                 ---------              ---------
Balance, March 31, 2006 ......   2,164,521     22.62    1,054,961    16.16
                                 =========              =========

     The range of exercise prices on options outstanding and exercisable at March 31, 2006 is as follows:

                                             Weighted      Options exercisable
                                             average     ----------------------
                                Weighted    remaining                  Weighted
                                 average   contractual                  average
                    Options     exercise     life of       Options     exercise
  Price range     Outstanding     price      options     Exercisable     price
---------------   -----------   --------   -----------   -----------   --------
 $5.19 - $6.99       103,430     $ 6.32     1.6 years       103,430     $ 6.32
$8.96 - $11.40        70,849       9.99     2.0 years        70,849       9.99
$12.17 - $13.20      123,589      12.68      .9 years       123,589      12.68
$14.09 - $17.45      268,445      14.28     1.9 years       268,445      14.28
$19.50 - $21.24      394,483      20.07     2.8 years       390,108      20.06
$24.99 - $28.34      557,335      25.05     3.9 years        98,540      25.01
    $31.44           646,390      31.44     4.8 years            --         --
                   ---------                              ---------
                   2,164,521      22.62     3.6 years     1,054,961      16.16
                   =========                              =========

7)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale, is as follows:

                        INVESTMENTS AS OF MARCH 31, 2006

                                                                           Gross Unrealized   Estimated
                                                    Weighted   Amortized   ----------------      Fair
                                                      Yield       Cost      Gains    Losses     Value
                                                    --------   ---------   ------   -------   ---------
(Dollars in thousands)
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .....................     4.28%     $  2,234       --       (13)     2,221
   maturing within five years ...................     4.53%        2,977       --       (26)     2,951
   maturing five years through ten years ........     6.83%          364        4        (1)       367
   maturing after ten years .....................     5.51%          204        1        --        205
                                                                --------   ------   -------    -------
                                                      4.61%        5,779        5       (40)     5,744
                                                                --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .....................     3.90%        2,391        3        (6)     2,388
   maturing one year through five years .........     4.54%        4,091       40       (92)     4,039
   maturing five years through ten years ........     4.94%       11,881      658       (17)    12,522
   maturing after ten years .....................     5.10%      283,126   11,904      (204)   294,826
                                                                --------   ------   -------    -------
                                                      5.07%      301,489   12,605      (319)   313,775
                                                                --------   ------   -------    -------

MORTGAGE-BACKED SECURITIES ......................     4.72%       61,915      225    (1,857)    60,283

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ........     4.21%      492,427       52   (10,512)   481,967

FHLMC AND FNMA STOCK ............................     5.74%        7,593       58        --      7,651

FHLB AND FRB STOCK, AT COST .....................     0.93%       53,962       --        --     53,962
                                                                --------   ------   -------    -------
   TOTAL INVESTMENTS ............................     4.35%     $923,165   12,945   (12,728)   923,382
                                                                ========   ======   =======    =======

                       INVESTMENTS AS OF DECEMBER 31, 2005

                                                                           Gross Unrealized   Estimated
                                                    Weighted   Amortized   ----------------      Fair
                                                      Yield       Cost      Gains    Losses     Value
                                                    --------   ---------   ------   -------   ---------
(Dollars in thousands)
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .....................     4.54%     $  1,236       --        (2)     1,234
   maturing one year through five years .........     4.32%        3,962       --       (39)     3,923
   maturing five years through ten years ........     6.55%          324        6        --        330
   maturing after ten years .....................     5.04%          337        2        --        339
                                                                --------   ------   -------    -------
                                                      4.53%        5,859        8       (41)     5,826
                                                                --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .....................     4.16%          365        3        --        368
   maturing one year through five years .........     4.75%        6,858       48      (143)     6,763
   maturing five years through ten years ........     5.08%        8,728      365       (16)     9,077
   maturing after ten years .....................     5.10%      287,175   12,476      (225)   299,426
                                                                --------   ------   -------    -------
                                                      5.09%      303,126   12,892      (384)   315,634
                                                                --------   ------   -------    -------
MORTGAGE-BACKED SECURITIES ......................     4.67%       65,926      308    (1,599)    64,635
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ........     4.22%      530,582      154    (9,653)   521,083
FHLMC AND FNMA STOCK ............................     5.74%        7,593       --      (330)     7,263
FHLB AND FRB STOCK, AT COST .....................     0.66%       53,529       --        --     53,529
                                                                --------   ------   -------    -------
      TOTAL INVESTMENTS .........................     4.34%     $966,615   13,362   (12,007)   967,970
                                                                ========   ======   =======    =======

     Interest income includes tax-exempt interest for the three months ended March 31, 2006 and 2005 of $3,489,000 and $3,467,000, respectively.

     Gross proceeds from sales of investment securities for the three months ended March 31, 2006 and 2005 were $0 and $98,929,000 respectively, resulting in gross gains of approximately $0 and $421,000 and gross losses of approximately $0 and $451,000, respectively. The cost of any investment sold is determined by specific identification.

8)   Loans

     The following table summarizes the Company's loan portfolio:

                                                   At                     At                     At
                                                3/31/2006             12/31/2005              3/31/2005
                                          --------------------   --------------------   --------------------
TYPE OF LOAN                                Amount     Percent     Amount     Percent     Amount     Percent
                                          ----------   -------   ----------   -------   ----------   -------
(Dollars in Thousands)
Real Estate Loans:
   Real estate                            $  617,486     24.4%   $  589,260     24.6%   $  417,906     22.2%
   Loans held for sale                        25,153      1.0%       22,540      0.9%       19,637      1.1%
                                          ----------    -----    ----------    -----    ----------    -----
      Total                                  642,639     25.4%      611,800     25.5%      437,543     23.3%
Commercial Loans:
   Real estate                               812,727     32.2%      781,181     32.6%      560,645     29.8%
   Other commercial                          626,615     24.8%      579,515     24.2%      530,588     28.2%
                                          ----------    -----    ----------    -----    ----------    -----
      Total                                1,439,342     57.0%    1,360,696     56.8%    1,091,233     58.0%
Consumer and other Loans:
   Consumer                                  194,806      7.7%      175,503      7.3%      129,200      6.9%
   Home equity                               298,564     11.8%      295,992     12.3%      258,797     13.8%
                                          ----------    -----    ----------    -----    ----------    -----
      Total                                  493,370     19.5%      471,495     19.6%      387,997     20.7%
   Net deferred loan fees, premiums
      and discounts                           (8,068)   -0.3%        (8,149)   -0.3%        (7,040)   -0.4%
   Allowance for loan losses                 (39,851)   -1.6%       (38,655)   -1.6%       (29,801)   -1.6%
                                          ----------    -----    ----------    -----    ----------    -----
Loan receivable, net                      $2,527,432    100.0%   $2,397,187    100.0%   $1,879,932    100.0%
                                          ==========    =====    ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                     At          At           At
NONPERFORMING ASSETS                             3/31/2006   12/31/2005   3/31/2005
                                                 ---------   ----------   ---------
(Dollars in Thousands)
Non-accrual loans:
   Real estate loans                              $   595         726          25
   Commercial loans                                 3,474       4,045       5,679
   Consumer and other loans                           247         481         342
                                                  -------      ------       -----
      Total                                       $ 4,316       5,252       6,046
Accruing Loans 90 days or more overdue:
   Real estate loans                                1,516       1,659         110
   Commercial loans                                 3,195       2,199         792
   Consumer and other loans                           520         647         215
                                                  -------      ------       -----
      Total                                       $ 5,231       4,505       1,117
Real estate and other assets owned, net               778         332       2,003
                                                  -------      ------       -----
Total non-performing loans and real estate
   and other assets owned, net                    $10,325      10,089       9,166
                                                  =======      ======       =====
   As a percentage of total assets                   0.27%       0.26%       0.27%
Interest Income (1)                               $    78         359          97

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS

                                                 Three months ended    Year ended    Three months ended
                                                      March 31,       December 31,        March 31,
                                                        2006              2005              2005
                                                 ------------------   ------------   ------------------
(Dollars in Thousands)
Balance at beginning of period                        $38,655            26,492            26,492
   Charge offs:
      Real estate loans                                    (6)             (115)              (31)
      Commercial loans                                    (45)             (744)             (255)
      Consumer and other loans                           (102)             (539)             (115)
                                                      -------           -------           -------
         Total charge-offs                            $  (153)           (1,398)             (401)
                                                      -------           -------           -------
   Recoveries:
      Real estate loans                                    55                82                56
      Commercial loans                                     20               414                60
      Consumer and other loans                            109               415                72
                                                      -------           -------           -------
         Total recoveries                             $   184               911               188
                                                      -------           -------           -------
   Net recoveries (charge-offs)                            31              (487)             (213)
   Acquisition (1)                                         --             6,627             2,032
   Provision                                            1,165             6,023             1,490
                                                      -------           -------           -------
Balance at end of period                              $39,851            38,655            29,801
                                                      =======           =======           =======
Ratio of net recoveries (charge-offs) to
   average loans outstanding during the period          0.001%           -0.020%           -0.011%

(1) Acquisition of First State Bank, First National Bank-West, Citizens Community Bank, and Bonner's Ferry branch

The following table summarizes the allocation of the allowance for loan losses:

                                  March 31, 2006        December 31, 2005       March 31, 2005
                               --------------------   --------------------   --------------------
                                            Percent                Percent                Percent
                                           of loans               of loans               of loans
                                              in                     in                     in
                               Allowance   category   Allowance   category   Allowance   category
                               ---------   --------   ---------   --------   ---------   --------
(Dollars in thousands)
Real estate loans               $ 4,518      24.9%       4,318      25.0%       2,987      22.8%
Commercial real estate loans     14,374      31.6%      14,370      32.0%       9,699      29.3%
Other commercial loans           13,254      24.3%      12,566      23.7%      11,513      27.7%
Consumer and other loans          7,705      19.2%       7,401      19.3%       5,602      20.2%
                                -------     -----       ------     -----       ------     -----
   Totals                       $39,851     100.0%      38,655     100.0%      29,801     100.0%
                                =======     =====       ======     =====       ======     =====

9)   Intangible Assets

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of March 31, 2006:

                                               Core Deposit         Mortgage
                                                Intangible    Servicing Rights (1)   Total
                                               ------------   --------------------   -----
(Dollars in thousands)
   Gross carrying value                          $14,816
   Accumulated Amortization                       (7,222)
                                                 -------
   Net carrying value                            $ 7,594              1,125          8,719
                                                 =======
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                10.0                9.5            9.9
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended March 31, 2006     $   420                 46            466
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2006          $ 1,612                105          1,717
   For the year ended December 31, 2007            1,508                 77          1,585
   For the year ended December 31, 2008            1,413                 74          1,487
   For the year ended December 31, 2009            1,279                 72          1,351
   For the year ended December 31, 2010            1,069                 70          1,139

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

10)  Deposits

The following table illustrates the amounts outstanding for deposits greater than $100,000 at March 31, 2006, according to the time remaining to maturity. Included in the three month CD maturities are brokered CD's in the amount of $235,825,000.

                            Certificates   Non-Maturity
                             of Deposit      Deposits       Totals
                            ------------   ------------   ---------
(Dollars in thousands)
Within three months .....     $331,637        908,349     1,239,986
Three to six months .....       63,217             --        63,217
Seven to twelve months ..       53,403             --        53,403
Over twelve months ......       36,034             --        36,034
                              --------        -------     ---------
   Totals ...............     $484,291        908,349     1,392,640
                              ========        =======     =========

11)  Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

                                                As of and         As of and         As of and
                                              for the three        for the        for the three
                                              months ended       year ended        months ended
                                             March 31, 2006   December 31, 2005   March 31, 2005
                                             --------------   -----------------   --------------
(Dollars in thousands)
FHLB Advances:
   Amount outstanding at end of period ...      $505,209           402,191           858,961
   Average balance .......................      $522,376           673,904           739,928
   Maximum outstanding at any month-end ..      $572,954           804,047           858,961
   Weighted average interest rate ........          3.72%             3.19%             2.87%
Repurchase Agreements:
   Amount outstanding at end of period ...      $132,207           129,530            79,148
   Average balance .......................      $133,020           103,522            80,970
   Maximum outstanding at any month-end ..      $135,661           132,534            79,148
   Weighted average interest rate ........          3.93%             2.85%             2.06%

12)  Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2006.

                                                Tier 1 (Core)   Tier 2 (Total)    Leverage
CONSOLIDATED                                       Capital          Capital        Capital
------------                                    -------------   --------------   ----------
(Dollars in thousands)
GAAP Capital ................................    $  344,391         344,391         344,391
Less: Goodwill and intangibles ..............       (86,693)        (86,693)        (86,693)
   Accumulated other comprehensive
      Unrealized gain on AFS securities .....          (132)           (132)           (132)
   Other adjustments ........................            --             (18)             --
Plus: Allowance for loan losses .............            --          35,413              --
   Subordinated debentures ..................        85,000          85,000          85,000
                                                 ----------       ---------      ----------
Regulatory capital computed .................    $  342,566         377,961         342,566
                                                 ==========       =========      ==========
Risk weighted assets ........................    $2,833,006       2,833,006
                                                 ==========       =========
Total average assets ........................                                    $3,683,638
                                                                                 ==========
Capital as % of defined assets ..............         12.09%          13.34%           9.30%
Regulatory "well capitalized" requirement ...          6.00%          10.00%           5.00%
                                                 ----------       ---------      ----------
Excess over "well capitalized" requirement ..          6.09%           3.34%           4.30%
                                                 ==========       =========      ==========

13)  Other Comprehensive Income

     The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

                                                       For the three months
                                                          ended March 31,
                                                       --------------------
                                                           2006     2005
                                                         -------   ------
Dollars in thousands
Net earnings .......................................     $13,629   11,520
Unrealized holding loss arising during the period ..      (1,137)  (9,530)
Tax benefit ........................................         448    3,755
                                                         -------   ------
      Net after tax ................................        (689)  (5,775)
Reclassification adjustment for losses
   included in net earnings ........................          --       30
Tax benefit ........................................          --      (12)
                                                         -------   ------
      Net after tax ................................          --       18
      Net unrealized loss on securities ............        (689)  (5,757)
                                                         -------   ------
         Total other comprehensive income ..........     $12,940    5,763
                                                         =======   ======

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

                                            Three months ended and as of March 31, 2006
                                   -------------------------------------------------------------
                                              Mountain     First               First
                                    Glacier     West     Security   Western   National   Big Sky
                                   --------   --------   --------   -------   --------   -------
(Dollars in thousands)
Revenues from external customers   $ 12,452    15,924     12,258      6,880     4,102      4,918
Intersegment revenues                    52         6         78         17       236         --
Expenses                             (9,284)  (13,063)    (9,167)    (5,404)   (3,526)    (3,719)
Intercompany eliminations                --        --         --         --        --         --
                                   --------   -------    -------    -------   -------    -------
   Net Earnings                    $  3,220     2,867      3,169      1,493       812      1,199
                                   ========   =======    =======    =======   =======    =======
   Total Assets                    $697,266   809,759    734,092    428,263   284,398    275,158
                                   ========   =======    =======    =======   =======    =======

                                                                                  Total
                                    Valley   Whitefish   Citizens    Other    Consolidated
                                   -------   ---------   --------   -------   ------------
Revenues from external customers     4,344      2,996      3,159         75       67,108
Intersegment revenues                   33         --         --     17,374       17,796
Expenses                            (3,371)    (2,306)    (2,611)    (1,028)     (53,479)
Intercompany eliminations               --         --         --    (17,796)     (17,796)
                                   -------    -------    -------    -------    ---------
   Net Earnings                      1,006        690        548     (1,375)      13,629
                                   =======    =======    =======    =======    =========
   Total Assets                    258,165    175,912    153,204    (16,059)   3,800,158
                                   =======    =======    =======    =======    =========

                                       Three months ended and as of March 31, 2005
                                   --------------------------------------------------
                                             Mountain     First                First
                                    Glacier    West     Security   Western   National
                                   --------  --------   --------   -------   --------
(Dollars in thousands)
Revenues from external customers   $ 10,335   12,168      9,075      6,371     1,144
Intersegment revenues                   145       --          5         --        --
Expenses                             (7,741)  (9,572)    (6,413)    (4,871)     (883)
Intercompany eliminations                --       --         --         --        --
                                   --------  -------    -------    -------   -------
   Net Earnings                    $  2,739    2,596      2,667      1,500       261
                                   ========  =======    =======    =======   =======
   Total Assets                    $685,498  659,006    617,048    443,633   272,335
                                   ========  =======    =======    =======   =======

                                                                                 Total
                                   Big Sky    Valley   Whitefish    Other    Consolidated
                                   -------   -------   ---------   -------   ------------
Revenues from external customers     4,089     3,779      2,953       (299)      49,615
Intersegment revenues                   --        34         --     14,842       15,026
Expenses                            (3,004)   (2,844)    (1,999)      (768)     (38,095)
Intercompany eliminations               --        --         --    (15,026)     (15,026)
                                   -------   -------    -------    -------    ---------
   Net Earnings                      1,085       969        954     (1,251)      11,520
                                   =======   =======    =======    =======    =========
   Total Assets                    257,217   241,496    162,727    (32,520)   3,306,440
                                   =======   =======    =======    =======    =========

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

                                  Three Months Ended March 31,
                                          2006 vs. 2005
                                   Increase (Decrease) due to:
                                  ----------------------------
                                     Volume    Rate     Net
                                    -------   -----   ------
(Dollars in Thousands)
INTEREST INCOME
Real estate loans                   $ 3,358   1,016    4,374
Commercial loans                      5,842   3,159    9,001
Consumer and other loans              1,942   1,193    3,135
Investment securities and other      (1,457)    392   (1,065)
                                    -------   -----   ------
   Total Interest Income              9,685   5,760   15,445
INTEREST EXPENSE
NOW accounts                             34     287      321
Savings accounts                         58     365      423
Money market accounts                   191   1,341    1,532
Certificates of deposit               2,224   2,722    4,946
FHLB advances                        (1,541)  1,094     (447)
Other borrowings and
   repurchase agreements                111     707      818
                                    -------   -----   ------
   Total Interest Expense             1,077   6,516    7,593
                                    -------   -----   ------
NET INTEREST INCOME                 $ 8,608    (756)   7,852
                                    =======   =====   ======

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

                                            For the Three months ended 3-31-06
                                            ----------------------------------
                                                           Interest   Average
                                               Average       and       Yield/
                                               Balance    Dividends     Rate
                                             ----------   ---------   -------
AVERAGE BALANCE SHEET
(Dollars in Thousands)
ASSETS
   Residential Real Estate Loans             $  618,852     10,989      7.10%
   Commercial Loans                           1,397,090     25,525      7.41%
   Consumer and Other Loans                     481,298      8,865      7.47%
                                             ----------    -------
      Total Loans                             2,497,240     45,379      7.37%
   Tax -Exempt Investment Securities (1)        283,715      3,489      4.92%
   Other Investment Securities                  686,956      7,084      4.12%
                                             ----------    -------
      Total Earning Assets                    3,467,911     55,952      6.45%
                                                           -------
   Goodwill and Core Deposit Intangible          87,616
   Other Non-Earning Assets                     185,313
                                             ----------
      TOTAL ASSETS                           $3,740,840
                                             ==========
LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW Accounts                              $  346,930        470      0.55%
   Savings Accounts                             245,928        578      0.95%
   Money Market Accounts                        495,032      2,843      2.33%
   Certificates of Deposit                      829,390      7,400      3.62%
   FHLB Advances                                522,376      4,796      3.72%
   Repurchase Agreements
      and Other Borrowed Funds                  294,376      3,557      4.90%
                                             ----------    -------
      Total Interest Bearing Liabilities      2,734,032     19,644      2.91%
                                                           -------
   Non-interest Bearing Deposits                630,490
   Other Liabilities                             35,235
                                             ----------
      Total Liabilities                       3,399,757
                                             ----------
   Common Stock                                     323
   Paid-In Capital                              263,541
   Retained Earnings                             75,539
   Accumulated Other
      Comprehensive Income                        1,680
                                             ----------
      Total Stockholders' Equity                341,083
                                             ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                $3,740,840
                                             ==========

   Net Interest Income                                     $36,308
                                                           =======
   Net Interest Spread                                                  3.54%
   Net Interest Margin
      on Average Earning assets                                         4.25%
   Return on Average Assets (annualized)                                1.48%
   Return on Average Equity (annualized)                               16.21%

(1)  Excludes tax effect on non-taxable investment security income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Recently Issued Accounting Standards

The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the option at the grant date. As a result of the adoption of the standard, net earnings were reduced by $523,488, or $.016 per share, for the quarter ended March 31, 2006. For additional information regarding the standard see Note 6 to the Consolidated Financial Statements.

Acquisition announced

On April 20, 2006, the signing of a definitive agreement whereby Citizens Development Company a Billings, Montana based five bank holding company with total assets of $430 million will merge into Glacier Bancorp, Inc. was announced. The closing of the transaction is expected to occur in July or August of 2006. The five banks being acquired will remain as independently chartered banks pending their anticipated consolidation with existing Glacier Bancorp, Inc. Montana subsidiaries.

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from March 31, 2005 and December 31, 2005, to March 31, 2006.

                                                          March 31,    December 31,    March 31,     $ change from   $ change from
                                                             2006          2005           2005        December 31,     March 31,
                                                         (unaudited)     (audited)    (unaudited)        2005             2005
                                                         -----------   ------------   -----------   --------------   -------------
ASSETS ($ IN THOUSANDS)
Cash on hand and in banks                                $  105,474       111,418         82,600        (5,944)          22,874
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                     953,880       991,246      1,171,112       (37,366)        (217,232)
Loans:
   Real estate                                              638,529       607,627        433,901        30,902          204,628
   Commercial                                             1,435,731     1,357,051      1,087,989        78,680          347,742
   Consumer and other                                       493,023       471,164        387,843        21,859          105,180
                                                         ----------     ---------      ---------       -------         --------
      Total loans                                         2,567,283     2,435,842      1,909,733       131,441          657,550
   Allowance for loan losses                                (39,851)      (38,655)       (29,801)       (1,196)         (10,050)
                                                         ----------     ---------      ---------       -------         --------
      Total loans net of allowance for loan losses        2,527,432     2,397,187      1,879,932       130,245          647,500
                                                         ----------     ---------      ---------       -------         --------
Other assets                                                213,372       206,493        172,796         6,879           40,576
                                                         ----------     ---------      ---------       -------         --------
   Total Assets                                          $3,800,158     3,706,344      3,306,440        93,814          493,718
                                                         ==========     =========      =========       =======         ========

At March 31, 2006 total assets were $3.800 billion, which is $94 million, or 3 percent, greater than the December 31, 2005 assets of $3.706 billion, and $494 million, or 15 percent, greater than the March 31, 2005 assets of $3.306 billion.

Total loans have increased $131 million from December 31, 2005, or 5 percent, with the growth occurring in all loan categories. Commercial loans have increased $79 million, or 6 percent, real estate loans gained $31 million, or 5 percent, and consumer loans grew by $22 million, or 5 percent. Total loans have increased $658 million, or 34 percent, from March 31, 2005, with all loan categories showing increases. Commercial loans grew the most with an increase of $348 million, or 32 percent, followed by real estate loans which increased $205 million, or 47 percent, which was the largest percentage gain, and consumer loans, which are primarily comprised of home equity loans, increasing by $105 million, or 27 percent.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold have decreased $37 million from December 31, 2005, or 4 percent, and have declined $217 million, or 19 percent, from March 31, 2005. Investment securities at March 31, 2006 represented 25% of total assets versus 35% the prior year.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the three months ended March 31, 2006 and 2005 were $90 million and $59 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at March 31, 2006 was approximately $166 million.

                                              March 31,    December 31,    March 31,     $ change from   $ change from
                                                 2006          2005           2005        December 31,     March 31,
                                             (unaudited)     (audited)    (unaudited)        2005             2005
                                             -----------   ------------   -----------   --------------   -------------
LIABILITIES ($ IN THOUSANDS)
Non-interest bearing deposits                 $  683,201       667,008       528,038         16,193         155,163
Interest bearing deposits                      2,010,198     1,867,704     1,448,643        142,494         561,555
Advances from Federal Home Loan Bank             505,209       402,191       858,961        103,018        (353,752)
Securities sold under agreements to
   repurchase and other borrowed funds           134,981       317,222        84,982       (182,241)         49,999
Other liabilities                                 37,178        33,980        32,367          3,198           4,811
Subordinated debentures                           85,000        85,000        80,000             --           5,000
                                              ----------     ---------     ---------       --------        --------
      Total liabilities                       $3,455,767     3,373,105     3,032,991         82,662         422,776
                                              ==========     =========     =========       ========        ========

Non-interest bearing deposits have increased $16 million, or 10 percent annualized, since December 31, 2005, and by $155 million, or 29 percent, since March 31, 2005. This continues to be a primary focus of each of our banks. Interest bearing deposits have increased $142 million from December 31, 2005, of which $71 million was in broker originated certificates of deposit, and $53 million in Internet generated National Market CD's. Since March 31, 2005 interest bearing deposits increased $562 million, or 39 percent, with $289 million of that amount from broker and Internet sources. Federal Home Loan Bank
(FHLB) advances increased $103 million, and repurchase agreements and other borrowed funds decreased $182 million from December 31, 2005, primarily from the redemption of $179 million in U. S. Treasury Tax and Loan Term Auction funds. FHLB advances are $354 million less than the March 31, 2005 balances due primarily to the above described increases in deposits.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, eight of the nine banking subsidiaries are members of the FHLB. As of March 31, 2006, the Company had $883 million of available FHLB line of which $505 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                          March 31,    December 31,    March 31,    $ change from   $ change from
                                                             2006          2005           2005       December 31,     March 31,
STOCKHOLDERS' EQUITY (UNAUDITED)                         (unaudited)     (audited)    (unaudited)        2005            2005
                                                         -----------   ------------   -----------   -------------   -------------
($ IN THOUSANDS EXCEPT PER SHARE DATA)

Common equity                                             $344,259       332,418        273,272        11,841           70,987
Accumulated other comprehensive income                         132           821            177          (689)             (45)
                                                          --------       -------        -------        ------          -------
   Total stockholders' equity                              344,391       333,239        273,449        11,152           70,942
Core deposit intangible, net, and goodwill                 (86,693)      (87,114)       (67,291)          421          (19,402)
                                                          --------       -------        -------        ------          -------
                                                          $257,698       246,125        206,158        11,573           51,540
                                                          ========       =======        =======        ======          =======
Stockholders' equity to total assets                          9.06%         8.99%          8.27%
Tangible stockholders' equity to total tangible assets        6.94%         6.80%          6.36%
Book value per common share                               $  10.66         10.36           8.86          0.30             1.80
Market price per share at end of quarter                  $  31.05         30.05          24.40          1.00             6.65

Total equity and book value per share amounts have increased $11.152 million and $.30 per share, respectively, from December 31, 2005, the result of earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, decreased $689 thousand during the quarter, primarily a function of interest rate changes and the decreased balance of securities.

                                                          March 31,    December 31,    March 31,
                                                             2006          2005           2005
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)              (unaudited)     (audited)    (unaudited)
-------------------------------------------              -----------   ------------   -----------
Allowance for loan losses                                  $39,851       $38,655       $29,801
Non-performing assets                                      $10,325        10,089         9,166
Allowance as a percentage of non performing assets             386%          383%          325%
Non-performing assets as a percentage of total assets         0.27%         0.26%         0.27%
Allowance as a percentage of total loans                      1.55%         1.59%         1.56%
Net recoveries (charge-offs) as a percentage of loans        0.001%       (0.020%)      (0.011%)

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at March 31, 2006 were at ..27 percent, the same percentage as at March 31, 2005, but increasing slightly from .26 percent at December 31, 2005. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .43 percent at December 31, 2005, the most recent information available. The allowance for loan losses was 386 percent of non-performing assets at March 31, 2006, up from 325 percent a year ago. The allowance, including $4.579 million from acquisitions, has increased $10.050 million, or 34 percent, from a year ago. The allowance of $39.851 million, is 1.55 percent of March 31, 2006 total loans outstanding, down slightly from the 1.56 percent a year ago. The first quarter provision for loan losses expense was $1.165 million, a decrease of $325 thousand from the same quarter in 2005, and was also a decrease of $209 thousand from the fourth quarter of 2005. Recovery of previously charged-off loans exceeded amounts charged-off during the quarter by $31,000. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

  RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2005.

The Company reported net quarterly earnings of $13.629 million, an increase of $2.1 million, or 18 percent, over the $11.520 million for the first quarter of 2005. Diluted earnings per share for the quarter of $.42 is an increase of 14 percent over the per share earnings of $.37 for the same quarter of 2005. Net earnings were reduced by $523,488, or $.016 per share, due to the January 1, 2006 adoption of SFAS 123(R) Share-based Payment which requires recording the estimated fair value of stock options as compensation expense. Annualized return on average assets and return on average equity for the quarter were 1.48 percent and 16.21 percent, respectively, which compares with prior year returns for the first quarter of 1.50 percent and 17.06 percent. Annualized return on average tangible equity, a non-GAAP performance measure, for the first quarter of 2006 was 22.48 percent compared to 20.99 percent in the first quarter of last year.

                                                      Three months ended March 31,
                                                ----------------------------------------
REVENUE SUMMARY                                   2006      2005    $ change    % change
                                                -------   -------   ---------   --------
(UNAUDITED - $ IN THOUSANDS)
Net interest income                             $36,308   $28,456    $7,852        28%
Non-interest income
   Service charges, loan fees, and other fees     8,217     6,482     1,735        27%
   Gain on sale of loans                          2,190     2,092        98         5%
   Other income                                     749       534       215        40%
                                                -------   -------    ------       ---
      Total non-interest income                  11,156     9,108     2,048        22%
                                                -------   -------    ------       ---
                                                $47,464   $37,564    $9,900        26%
                                                =======   =======    ======       ===
Tax equivalent net interest margin                 4.32%     4.08%
                                                =======   =======

Net Interest Income

Net interest income for the quarter increased $7.852 million, or 28 percent, over the same period in 2005, and $604 thousand from the fourth quarter of 2005. Total interest income increased $15.445 million from the prior year's quarter, or 38 percent, while total interest expense was $7.593 million, or 63 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2005 continuing into 2006. The Federal Reserve Bank has increased the targeted fed funds rate 10 times, 250 basis points, since January 1, 2005. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.32 percent which was higher than the 4.08 percent result for the first quarter of 2005. The margin for the first quarter of 2006 continued the trend of increases experienced in each quarter of 2005.

Non-interest Income

Fee income increased $1.735 million, or 27 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans increased $98 thousand, or 5 percent, from the first quarter of last year. Loan origination activity for housing construction and purchases remains strong in our markets.

                                                   Three months ended March 31,
                                             ---------------------------------------
NON-INTEREST EXPENSE SUMMARY                   2006      2005    $ change   % change
                                             -------   -------   --------   --------
(UNAUDITED - $ IN THOUSANDS)
Compensation and employee benefits           $15,311   $10,944    $4,367       40%
Occupancy and equipment expense                3,491     2,855       636       22%
Outsourced data processing                       724       232       492      212%
Core deposit intangibles amortization            420       283       137       48%
Other expenses                                 5,881     4,760     1,121       24%
                                             -------   -------    ------      ---
   Total non-interest expense                $25,827   $19,074    $6,753       35%
                                             =======   =======    ======      ===

Non-interest Expense

Non-interest expense increased by $6.753 million, or 35 percent, from the same quarter of 2005. Compensation and benefit expense increased $4.367 million, or 40 percent, of which $723 thousand was from expensing stock options with the adoption of SFAS 123(R) in 2006, four acquisitions during 2005, the addition of four new bank branches occurring within the last four months, normal compensation increases for job performance and increased cost for benefits are the reasons for the majority of the increase. The number of full-time-equivalent employees has increased from 952 to 1,147, a 20 percent increase, since March 31, 2005. Occupancy and equipment expense increased $636 thousand, or 22 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades. Other expenses increased $1.121 million, or 24 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The number of new branches coming on-line within a short period of time has resulted in significantly higher expenses in the current quarter. The number of new locations is greater than normal for our company, rapid expansion in the high growth markets of Boise and Coeur d'Alene are expected to have long-term benefits. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 54 percent for the 2006 quarter, up from 51 percent for the 2005 quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K report for the year ended December 31, 2005.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2006, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

     There have not been any material changes to the Company's risk factors during the first quarter 2006.

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

                                        GLACIER BANCORP, INC.


May 8, 2006                             /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


May 8, 2006                             /s/ James H. Strosahl
                                        ----------------------------------------
                                        James H. Strosahl
                                        Executive Vice President/CFO