Form 10-Q
period 2006-06-30
GLACIER BANCORP INC
filed 2006-08-07
CIK 868671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
COMMISSION FILE 0-18911
GLACIER BANCORP, INC.
(Exact name of registrant as specified in its charter)

MONTANA	81-0519541

(State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana	59901

(Address of principal executive offices)	(Zip Code)

(406) 756-4200

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of Registrant’s common stock outstanding on July 26, 2006 was 32,455,541. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q
Index

Page #
Part I. Financial Information

Item 1 – Financial Statements

Condensed Consolidated Statements of Financial Condition – Unaudited June 30, 2006, and June 30, 2005 and audited December 31, 2005	3

Condensed Consolidated Statements of Operations – Unaudited six and three months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income – Audited year ended December 31, 2005 and unaudited six months ended June 30, 2006	5

Condensed Consolidated Statements of Cash Flows – Unaudited six months ended June 30, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements – Unaudited	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	28

Item 4 – Controls and Procedures	28

Part II. Other Information	28

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29

Item 4 – Submission of Matters to a Vote of Security Holders	29

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signatures	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Glacier Bancorp, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2006	2005	2005
(Dollars in thousands, except per share data)	(unaudited)		(unaudited)
Assets:
Cash on hand and in banks	$124,872	111,418	109,402
Federal funds sold	4,880	7,537	10,576
Interest bearing cash deposits	33,559	15,739	19,657

Cash and cash equivalents	163,311	134,694	139,635

Investment securities, available-for-sale	870,460	967,970	1,084,101
Loans receivable, net	2,630,254	2,374,647	2,093,521
Loans held for sale	30,596	22,540	28,677
Premises and equipment, net	88,883	79,952	69,280
Real estate and other assets owned, net	605	332	2,319
Accrued interest receivable	20,449	19,923	17,820
Deferred tax asset	1,199	—	—
Core deposit intangible, net	7,195	8,015	7,904
Goodwill	79,099	79,099	72,382
Other assets	21,331	19,172	16,296

	$3,913,382	3,706,344	3,531,935

Liabilities and stockholders’ equity:
Non-interest bearing deposits	$720,473	667,008	630,983
Interest bearing deposits	1,972,296	1,867,704	1,576,872
Advances from Federal Home Loan Bank of Seattle	435,978	402,191	804,047
Securities sold under agreements to repurchase	151,098	129,530	95,235
Other borrowed funds	162,296	187,692	5,576
Accrued interest payable	9,453	7,437	6,574
Deferred tax liability	—	2,746	9,262
Subordinated debentures	85,000	85,000	85,000
Other liabilities	23,958	23,797	20,627

Total liabilities	3,560,552	3,373,105	3,234,176

Preferred shares, $.01 par value per share. 1,000,000 shares authorized None issued or outstanding	—	—	—
Common stock, $.01 par value per share. 78,125,000 shares authorized	324	322	313
Paid-in capital	269,340	262,383	238,941
Retained earnings — substantially restricted	87,644	69,713	51,808
Accumulated other comprehensive (loss) income	(4,478)	821	6,697

Total stockholders’ equity	352,830	333,239	297,759

	$3,913,382	3,706,344	3,531,935

Number of shares outstanding	32,439,173	32,172,547	31,258,586
Book value per share	$10.88	10.36	9.53
See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
(Unaudited — dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Real estate loans	$12,242	8,097	23,231	14,712
Commercial loans	27,479	19,588	53,004	36,112
Consumer and other loans	9,654	7,011	18,519	12,741
Investment securities and other	10,558	11,849	21,131	23,487

Total interest income	59,933	46,545	115,885	87,052

Interest expense:
Deposits	13,761	5,582	25,052	9,651
Federal Home Loan Bank of Seattle advances	4,417	5,770	9,213	11,013
Securities sold under agreements to repurchase	1,471	601	2,761	999
Subordinated debentures	1,284	1,629	2,713	3,184
Other borrowed funds	1,374	876	2,212	1,662

Total interest expense	22,307	14,458	41,951	26,509

Net interest income	37,626	32,087	73,934	60,543
Provision for loan losses	1,355	1,552	2,520	3,042

Net interest income after provision for loan losses	36,271	30,535	71,414	57,501

Non-interest income:
Service charges and other fees	7,392	6,241	13,798	11,445
Miscellaneous loan fees and charges	1,957	1,609	3,768	2,887
Gains on sale of loans	2,770	2,884	4,960	4,976
Loss on sale of investments	—	(107)	—	(137)
Other income	779	886	1,528	1,450

Total non-interest income	12,898	11,513	24,054	20,621

Non-interest expense:
Compensation, employee benefits and related expenses	15,739	12,474	31,050	23,418
Occupancy and equipment expense	3,431	3,152	6,922	6,007
Outsourced data processing expense	678	423	1,402	655
Core deposit intangibles amortization	400	384	820	667
Other expenses	6,702	6,043	12,583	10,803

Total non-interest expense	26,950	22,476	52,777	41,550

Earnings before income taxes	22,219	19,572	42,691	36,572

Federal and state income tax expense	7,553	6,482	14,396	11,962

Net earnings	$14,666	13,090	28,295	24,610

Basic earnings per share	$0.45	0.42	0.87	0.79
Diluted earnings per share	$0.45	0.41	0.86	0.78
Dividends declared per share	$0.16	0.15	0.32	0.29
Return on average assets (annualized)	1.52%	1.52%	1.50%	1.51%
Return on average equity (annualized)	16.81%	18.03%	16.51%	17.56%
Average outstanding shares — basic	32,439,173	31,228,123	32,346,182	30,997,527
Average outstanding shares — diluted	32,897,320	31,753,966	32,861,724	31,530,648
See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
and Other Comprehensive Income
Audited year ended December 31, 2005 and Unaudited six months ended June 30, 2006

				Retained	Accumulated	Total
				earnings	other comp-	stock-
	Common Stock		Paid-in	substantially	rehensive	holders’
(Dollars in thousands, except per share data)	Shares	Amount	capital	restricted	income (loss)	equity
Balance at December 31, 2004	30,686,763	$307	227,552	36,391	5,934	270,184

Other Comprehensive income:
Net earnings	—	—	—	52,373	—	52,373
Unrealized loss on securities, net of reclassification adjustment and taxes	—	—	—	—	(5,113)	(5,113)

Total other comprehensive income						47,260

Cash dividends declared ($.60 per share)	—	—	—	(19,051)	—	(19,051)
Stock options exercised	397,770	4	5,154	—	—	5,158
Stock issued in connection with acquisitions	1,088,014	11	28,427	—	—	28,438
Acquisition of fractional shares	—	—	(8)	—	—	(8)
Tax benefit from stock related compensation	—	—	1,258	—	—	1,258

Balance at December 31, 2005	32,172,547	$322	262,383	69,713	821	333,239

Other comprehensive income:
Net earnings	—	—	—	28,295	—	28,295
Unrealized loss on securities, net of reclassification adjustment and taxes	—	—	—	—	(5,299)	(5,299)

Total other comprehensive income						22,996

Cash dividends declared ($.32 per share)	—	—	—	(10,364)	—	(10,364)
Stock options exercised	266,626	2	4,102	—	—	4,104
Stock based compensation and tax benefit	—	—	2,855	—	—	2,855

Balance at June 30, 2006 (unaudited)	32,439,173	$324	269,340	87,644	(4,478)	352,830

See accompanying notes to condensed consolidated financial statements.

Glacier Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(Unaudited — dollars in thousands)	2006	2005
OPERATING ACTIVITIES :
NET CASH PROVIDED BY OPERATION ACTIVITIES	$29,695	27,964

INVESTING ACTIVITIES:
Proceeds from sales, maturities and prepayments of investments available-for-sale	127,238	231,317
Purchases of investments available-for-sale	(40,792)	(103,175)
Principal collected on installment and commercial loans	561,767	292,459
Installment and commercial loans originated or acquired	(738,245)	(501,339)
Principal collections on mortgage loans	186,314	243,728
Mortgage loans originated or acquired	(267,961)	(265,167)
Net purchase of FHLB and FRB stock	(434)	(14)
Net funds received on acquisition of banks and branches	—	3,651
Net addition of premises and equipment	(11,889)	(7,044)

NET CASH USED IN INVESTING ACTIVITIES	(184,002)	(105,584)

FINANCING ACTIVITIES:
Net increase in deposits	158,056	128,750
Net increase (decrease) in FHLB advances and other borrowed funds	8,391	(16,367)
Net increase in securities sold under repurchase agreements	21,568	19,078
Cash dividends paid	(10,365)	(9,193)
Excess tax benefits from stock options	1,170	—
Proceeds from exercise of stock options and other stock issued	4,104	2,688
Cash paid for stock split	—	(8)

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,924	124,948

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,617	47,328
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,694	92,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,311	139,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest	$39,935	24,799
Income taxes	$13,029	10,430
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of June 30, 2006, and June 30, 2005, stockholders’ equity for the six months ended June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The condensed consolidated statement of financial condition and statement of stockholders’ equity and other comprehensive income of the Company as of December 31, 2005 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2)	Organizational Structure

The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for nine wholly owned banking subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and Glacier Bank of Whitefish (“Whitefish”), all located in Montana, Mountain West Bank (“Mountain West”) which is located in Idaho, Utah, and Washington, Citizens Community Bank (“Citizens”) located in Idaho, and 1st Bank (“1st Bank”, formerly known as “First National Bank”) located in Wyoming. In addition, the Company owns three subsidiaries, Glacier Capital Trust II (“Glacier Trust II”), Glacier Capital Trust III (“Glacier Trust III”), and Citizens (ID) Statutory Trust I (“Citizens Trust I”) for the purpose of issuing trust preferred securities and in accordance with Financial Accounting Standards Board Interpretation 46(R) the subsidiaries are not consolidated into the Company’s financial statements. The Company does not have any off-balance sheet entities.

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

On June 28, 2006, the Board of Directors declared a $.16 per share quarterly cash dividend payable on July 20, 2006 to stockholders of record on July 11, 2006.

5)	Computation of Earnings Per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net earnings available to common stockholders	$14,666,000	13,090,000	28,295,000	24,610,000

Average outstanding shares — basic	32,439,173	31,228,123	32,346,182	30,997,527
Add: Dilutive stock options	458,147	525,843	515,542	533,121

Average outstanding shares — diluted	32,897,320	31,753,966	32,861,724	31,530,648

Basic earnings per share	$0.45	0.42	0.87	0.79

Diluted earnings per share	$0.45	0.41	0.86	0.78

There were approximately 484,725 and 297,448 average shares excluded from the six months ended diluted share calculation as of June 30, 2006, and 2005, respectively, due to the option exercise price exceeding the market price.
6) Stock Based Compensation
The Company has three stock based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of options to outside Directors of the Company. The Employees 1995 Stock Option Plan was approved to provide the grant of options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired options outstanding. The 2005 Stock Incentive Plan was approved by shareholders on April 27, 2005 which provides awards to certain full-time employees of the Company. The 2005 Stock Incentive Plan permits the granting of options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options the shares are obtained from the authorized and unissued stock.
The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the option at the grant date. The Company adopted the modified prospective transition method in reporting financial statement results in the current and for future reporting periods. Under the modified prospective method, SFAS No. 123 (Revised) applies to new awards and to awards modified, repurchased, or cancelled after the effective date; accordingly the prior interim and annual periods do not reflect restated amounts. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the six months ended June 30, 2006, the compensation cost for the stock option plans was $1,684,000, with a corresponding income tax benefit of $500,000, resulting in a net earnings and cash flow from operations reduction of $1,184,000, or a decrease of $.036 per share for both basic and diluted earnings per share. For the three months ended June 30, 2006, the compensation cost for the stock option plans was $961,000, with a corresponding income tax benefit of $300,000, resulting in a net earnings and cash flow from operations reduction of $661,000, or a decrease of $.02 per share for both basic and diluted earnings per share. Additionally, in the cash flow statement, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $1,170,000 and $696,000 for the six and three months ended June 30, 2006, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next 1.2 years was $2,089,000 as of June 30, 2006. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $535,000 and $558,000, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $0 and $21,000, respectively.
Prior to the adoption of SFAS No. 123 (Revised), the Company utilized the intrinsic value method and compensation cost was the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The exercise price of all stock options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, the intrinsic value has been $0 and no compensation cost was recognized prior to the adoption of SFAS No. 123 (Revised). The Company did not modify any outstanding options prior to the adoption of the standard. If the Company had determined compensation cost based on fair value of the options at the grant date under SFAS 123 (Revised) prior to the date of adoption, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		June 30, 2005	June 30, 2005
		Three months ended	Six months ended
Net earnings (in thousands):	As reported	$13,090	24,610
	Compensation cost	(207)	(415)

	Pro forma	12,883	24,195

Basic earnings per share:	As reported	0.42	0.79
	Compensation cost	(0.01)	(0.01)

	Pro forma	0.41	0.78

Diluted earnings per share:	As reported	0.41	0.78
	Compensation cost	—	(0.01)

	Pro forma	0.41	0.77

The per share weighted-average fair value of stock options granted during 2006 and 2005 was $6.47 and $3.52, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2006 – expected dividend yield 2.23%, risk-free interest rate of 4.35%, volatility ratio of 27%, and expected life of 3.3 years: 2005 – expected dividend yield 2.23%, risk-free interest rate of 3.44%, volatility ratio of 18%, and expected life of 3.4 years. Expected volatilities are based on historical volatility and other factors. The Company uses historical data to estimate option exercise and termination with the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The option awards generally vest upon six month or two years of service for directors and employees, respectively, and generally expire in five years.
Change in shares granted for stock options for the six months ended June 30, 2006 and the year ended December 31, 2005, are summarized as follows:

	Options outstanding		Options exercisable
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Balance, December 31, 2004	1,510,631	14.65	703,015	11.61

Canceled	(29,882)	21.05	(4,974)	9.77
Granted	587,761	25.03
Became exercisable			525,759	16.31
Exercised	(398,110)	12.95	(398,110)	12.95

Balance, December 31, 2005	1,670,400	18.58	825,690	14.25

Canceled	(39,910)	23.04	(13,980)	17.41
Granted	650,792	31.44
Became exercisable			381,340	20.14
Exercised	(266,626)	15.39	(266,626)	15.39

Balance, June 30, 2006	2,014,656	23.07	926,424	16.30

     The range of exercise prices on options outstanding and exercisable at June 30, 2006 is as follows:

			Weighted	Options exercisable
		Weighted	average remaining		Weighted
	Options	average	contractual	Options	average
Price range	Outstanding	exercise price	life of options	Exercisable	exercise price
$5.19 - $6.99	103,430	$6.32	1.4 years	103,430	$6.32
$8.96 - $11.32	31,484	9.82	1.7 years	31,484	9.82
$12.17 - $13.20	108,693	12.68	.6 years	108,693	12.68
$14.09 - $17.45	245,533	14.29	1.6 years	245,533	14.29
$19.50 - $21.24	345,273	20.07	2.6 years	340,898	20.06
$24.99 - $28.35	534,123	25.05	3.6 years	96,386	25.01
$31.44	646,120	31.44	4.6 years	—	—

	2,014,656	23.07	3.5 years	926,424	16.30

7)	Investments

A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available-for-sale, is as follows:
INVESTMENTS AS OF JUNE 30, 2006

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies:
maturing within one year	4.10%	$1,491	—	(13)	1,478
maturing within five years	4.61%	2,981	—	(34)	2,947
maturing five years through ten years	7.18%	355	4	(1)	358
maturing after ten years	6.19%	202	1	—	203

	4.70%	5,029	5	(48)	4,986

State and Local Governments and other issues:
maturing within one year	3.88%	2,392	1	(5)	2,388
maturing one year through five years	4.69%	3,759	29	(63)	3,725
maturing five years through ten years	4.96%	12,228	527	(23)	12,732
maturing after ten years	5.12%	282,219	8,482	(652)	290,049

	5.10%	300,598	9,039	(743)	308,894

Mortgage-Backed Securities	4.76%	58,376	151	(2,565)	55,962

Real Estate Mortgage Investment Conduits	4.24%	452,290	13	(12,700)	439,603

FHLMC and FNMA stock	5.74%	7,593	—	(541)	7,052

FHLB and FRB stock, at cost	0.93%	53,963	—	—	53,963

Total Investments	4.38%	$877,849	9,208	(16,597)	870,460

INVESTMENTS AS OF DECEMBER 31, 2005

					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies:
maturing within one year	4.54%	$1,236	—	(2)	1,234
maturing one year through five years	4.32%	3,962	—	(39)	3,923
maturing five years through ten years	6.55%	324	6	—	330
maturing after ten years	5.04%	337	2	—	339

	4.53%	5,859	8	(41)	5,826

State and Local Governments and other issues:
maturing within one year	4.16%	365	3	—	368
maturing one year through five years	4.75%	6,858	48	(143)	6,763
maturing five years through ten years	5.08%	8,728	365	(16)	9,077
maturing after ten years	5.10%	287,175	12,476	(225)	299,426

	5.09%	303,126	12,892	(384)	315,634

Mortgage-Backed Securities	4.67%	65,926	308	(1,599)	64,635

Real Estate Mortgage Investment Conduits	4.22%	530,582	154	(9,653)	521,083

FHLMC and FNMA stock	5.74%	7,593	—	(330)	7,263

FHLB and FRB stock, at cost	0.66%	53,529	—	—	53,529

Total Investments	4.34%	$966,615	13,362	(12,007)	967,970

Interest income includes tax-exempt interest for the six months ended June 30, 2006 and 2005 of $6,947,000 and $6,932,000, respectively, and for the three months ended June 30, 2006 and 2005 of $3,459,000 and $3,465,000, respectively.
Gross proceeds from sales of investment securities for the six months ended June 30, 2006 and 2005 were $0 and $116,014,000 respectively, resulting in gross gains of approximately $0 and $471,000 and gross losses of approximately $0 and $608,000, respectively. The cost of any investment sold is determined by specific identification.

8) Loans
     The following table summarizes the Company’s loan portfolio:

	At		At		At
TYPE OF LOAN	6/30/2006		12/31/2005		6/30/2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
Residential real estate	$670,860	25.2%	$589,260	24.6%	$480,626	22.6%
Loans held for sale	30,596	1.2%	22,540	0.9%	28,677	1.4%

Total	701,456	26.4%	611,800	25.5%	509,303	24.0%

Commercial Loans:
Real estate	819,287	30.8%	781,181	32.6%	623,411	29.3%
Other commercial	671,175	25.2%	579,515	24.2%	595,970	28.1%

Total	1,490,462	56.0%	1,360,696	56.8%	1,219,381	57.4%

Consumer and other Loans:
Consumer	186,493	7.0%	175,503	7.3%	148,144	7.0%
Home equity	331,716	12.5%	295,992	12.3%	285,956	13.5%

Total	518,209	19.5%	471,495	19.6%	434,100	20.5%
Net deferred loan fees, premiums
and discounts	(8,082)	-0.3%	(8,149)	-0.3%	(7,669)	-0.4%
Allowance for loan losses	(41,195)	-1.6%	(38,655)	-1.6%	(32,917)	-1.5%

Loan receivable, net	$2,660,850	100.0%	$2,397,187	100.0%	$2,122,198	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

NONPERFORMING ASSETS	At	At	At
(Dollars in thousands)	6/30/2006	12/31/2005	6/30/2005
Non-accrual loans:
Real estate loans	$1,287	726	8
Commercial loans	2,997	4,045	4,603
Consumer and other loans	868	481	305

Total	$5,152	5,252	4,916
Accruing Loans 90 days or more overdue:
Real estate loans	512	1,659	261
Commercial loans	2,475	2,199	431
Consumer and other loans	199	647	166

Total	$3,186	4,505	858

Real estate and other assets owned, net	605	332	2,319

Total non-performing loans and real estate and other assets owned, net	$8,943	10,089	8,093

As a percentage of total assets	0.23%	0.26%	0.23%

Interest Income (1)	$190	359	161

(1)	This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

	Six months ended	Year ended	Six months ended
ALLOWANCE FOR LOAN LOSS	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005
Balance at beginning of period	$38,655	26,492	26,492
Charge offs:
Real estate loans	(2)	(115)	(57)
Commercial loans	(324)	(744)	(562)
Consumer and other loans	(202)	(539)	(269)

Total charge-offs	$(528)	(1,398)	(888)

Recoveries:
Real estate loans	295	82	70
Commercial loans	70	414	203
Consumer and other loans	183	415	164

Total recoveries	$548	911	437

Net recoveries (charge-offs)	20	(487)	(451)
Acquisition (1)	—	6,627	3,834
Provision	2,520	6,023	3,042

Balance at end of period	$41,195	38,655	32,917

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	0.00%	-0.02%	-0.02%

(1)	Acquisition of First State Bank, 1st Bank, Citizens Community Bank, and Bonner’s Ferry branch
The following table summarizes the allocation of the allowance for loan losses:

	June 30, 2006		December 31, 2005		June 30, 2005
		Percent		Percent		Percent
		of loans in		of loans in		of loans in
(Dollars in thousands)	Allowance	category	Allowance	category	Allowance	category
Real estate loans	$4,940	25.9%	4,318	25.0%	3,415	23.6%
Commercial real estate loans	14,821	30.2%	14,370	32.0%	10,646	28.8%
Other commercial loans	13,589	24.8%	12,566	23.7%	12,708	27.6%
Consumer and other loans	7,845	19.1%	7,401	19.3%	6,148	20.0%

Totals	$41,195	100.0%	38,655	100.0%	32,917	100.0%

9) Intangible Assets
The following table sets forth information regarding the Company’s core deposit intangibles and mortgage servicing rights as of June 30, 2006:

	Core Deposit	Mortgage
(Dollars in thousands)	Intangible	Servicing Rights (1)	Total
Gross carrying value	$14,816
Accumulated Amortization	(7,621)

Net carrying value	$7,195	1,118	8,313

Weighted-Average amortization period
(Period in years)	10.0	9.5	9.9

Aggregate Amortization Expense
For the three months ended June 30, 2006	$400	46	446
For the six months ended June 30, 2006	$820	99	919

Estimated Amortization Expense
For the year ended December 31, 2006	$1,612	139	1,751
For the year ended December 31, 2007	1,508	77	1,585
For the year ended December 31, 2008	1,413	75	1,488
For the year ended December 31, 2009	1,279	72	1,351
For the year ended December 31, 2010	1,069	70	1,139

(1)	The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.
10) Deposits
The following table illustrates the amounts outstanding for deposits greater than $100,000 at June 30, 2006, according to the time remaining to maturity. Included in the three month CD maturities are brokered CD’s in the amount of $169,971,000.

	Certificates	Non-Maturity
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$275,436	1,003,255	1,278,691
Three to six months	46,296	—	46,296
Seven to twelve months	51,650	—	51,650
Over twelve months	28,478	—	28,478

Totals	$401,860	1,003,255	1,405,115

11) Advances and Other Borrowings
The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

	As of and	As of and	As of and
	for the six	for the	for the six
	months ended	year ended	months ended
(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
FHLB Advances:
Amount outstanding at end of period	$435,978	402,191	804,047
Average balance	$485,746	673,904	741,002
Maximum outstanding at any month-end	$572,954	804,047	858,961
Weighted average interest rate	3.82%	3.19%	3.00%

Repurchase Agreements:
Amount outstanding at end of period	$151,098	129,530	95,235
Average balance	$137,800	103,522	86,975
Maximum outstanding at any month-end	$151,098	132,534	95,235
Weighted average interest rate	4.04%	2.85%	2.32%
12) Stockholders’ Equity
The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2006.

CONSOLIDATED	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
GAAP Capital	$352,830	352,830	352,830
Less: Goodwill and intangibles	(86,294)	(86,294)	(86,294)
Other adjustments	(540)	(540)	(540)
Plus: Allowance for loan losses	—	37,688	—
Accumulated other comprehensive
Unrealized loss on AFS securities	4,478	4,478	4,478
Subordinated debentures	85,000	85,000	85,000

Regulatory capital computed	$355,474	393,162	355,474

Risk weighted assets	$3,015,041	3,015,041

Total average assets			$3,818,372

Capital as % of defined assets	11.79%	13.04%	9.31%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	5.79%	3.04%	4.31%

13) Other Comprehensive Income
The Company’s only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

	For the three months		For the six months
	ended June 30,		ended June 30,
Dollars in thousands	2006	2005	2006	2005
Net earnings	$14,666	13,090	28,295	24,610

Unrealized holding (loss) gain arising during the period	(7,606)	10,653	(8,744)	1,123
Tax benefit expense	2,997	(4,198)	3,445	(443)

Net after tax	(4,609)	6,455	(5,299)	680
Reclassification adjustment for losses included in net earnings	—	107	—	137
Tax benefit	—	(42)	—	(54)

Net after tax	—	65	—	83

Net unrealized (loss) gain on securities	(4,609)	6,520	(5,299)	763

Total other comprehensive income	$10,057	19,610	22,996	25,373

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

	Six months ended and as of June 30, 2006
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Big Sky
Revenues from external customers	$25,772	33,783	25,133	14,056	8,871	10,162
Intersegment revenues	200	15	96	19	354	92
Expenses	(19,473)	(27,590)	(18,851)	(11,150)	(7,499)	(7,743)
Intercompany eliminations	—	—	—	—	—	—

Net Earnings	$6,499	6,208	6,378	2,925	1,726	2,511

Total Assets	$744,359	862,075	745,180	424,534	293,717	275,250

					Total
	Valley	Whitefish	Citizens	Other	Consolidated
Revenues from external customers	$9,079	6,198	6,655	230	139,939
Intersegment revenues	66	—	—	36,032	36,874
Expenses	(7,070)	(4,833)	(5,592)	(1,843)	(111,644)
Intercompany eliminations	—	—	—	(36,874)	(36,874)

Net Earnings	$2,075	1,365	1,063	(2,455)	28,295

Total Assets	$262,370	182,742	164,215	(41,060)	3,913,382

	Six months ended and as of June 30, 2005
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Big Sky
Revenues from external customers	$21,204	25,570	18,572	12,973	4,779	8,617
Intersegment revenues	430	—	13	—	81	—
Expenses	(16,042)	(20,110)	(13,167)	(9,956)	(3,811)	(6,366)
Intercompany eliminations	—	—	—	—	—	—

Net Earnings	$5,592	5,460	5,418	3,017	1,049	2,251

Total Assets	$683,773	731,133	616,175	443,278	266,220	268,972

					Total
	Valley	Whitefish	Citizens	Other	Consolidated
Revenues from external customers	$7,899	5,593	2,687	(221)	107,673
Intersegment revenues	68	—	—	31,181	31,773
Expenses	(5,973)	(3,948)	(2,106)	(1,584)	(83,063)
Intercompany eliminations	—	—	—	(31,773)	(31,773)

Net Earnings	$1,994	1,645	581	(2,397)	24,610

Total Assets	$247,736	161,994	132,461	(19,807)	3,531,935

	Three months ended and as of June 30, 2006
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Big Sky
Revenues from external customers	$13,320	17,859	12,875	7,176	4,769	5,244
Intersegment revenues	148	9	18	2	118	92
Expenses	(10,189)	(14,527)	(9,684)	(5,746)	(3,973)	(4,024)
Intercompany eliminations	—	—	—	—	—	—

Net Earnings	$3,279	3,341	3,209	1,432	914	1,312

Total Assets	$744,359	862,075	745,180	424,534	293,717	275,250

					Total
	Valley	Whitefish	Citizens	Other	Consolidated
Revenues from external customers	$4,735	3,202	3,496	155	72,831
Intersegment revenues	33	—	—	18,658	19,078
Expenses	(3,699)	(2,527)	(2,981)	(815)	(58,165)
Intercompany eliminations	—	—	—	(19,078)	(19,078)

Net Earnings	$1,069	675	515	(1,080)	14,666

Total Assets	$262,370	182,742	164,215	(41,060)	3,913,382

	Three months ended and as of June 30, 2005
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Big Sky
Revenues from external customers	$10,869	13,402	9,497	6,602	3,635	4,528
Intersegment revenues	285	—	8	—	81	—
Expenses	(8,301)	(10,538)	(6,754)	(5,085)	(2,928)	(3,362)
Intercompany eliminations	—	—	—	—	—	—

Net Earnings	$2,853	2,864	2,751	1,517	788	1,166

Total Assets	$683,773	731,133	616,175	443,278	266,220	268,972

					Total
	Valley	Whitefish	Citizens	Other	Consolidated
Revenues from external customers	$4,120	2,640	2,687	78	58,058
Intersegment revenues	34	—	—	16,339	16,747
Expenses	(3,129)	(1,949)	(2,106)	(816)	(44,968)
Intercompany eliminations	—	—	—	(16,747)	(16,747)

Net Earnings	$1,025	691	581	(1,146)	13,090

Total Assets	$247,736	161,994	132,461	(19,807)	3,531,935

15)	Rate/Volume Analysis
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

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net
Interest Income
Residential real estate loans	$6,540	1,979	8,519
Commercial loans	10,716	6,176	16,892
Consumer and other loans	3,380	2,398	5,778
Investment securities and other	(3,247)	891	(2,356)

Total Interest Income	17,389	11,444	28,833

Interest Expense
NOW accounts	80	751	831
Savings accounts	93	576	670
Money market accounts	379	3,350	3,729
Certificates of deposit	4,636	5,535	10,171
FHLB advances	(3,794)	1,994	(1,800)
Other borrowings and repurchase agreements	693	1,148	1,841

Total Interest Expense	2,087	13,354	15,442

Net Interest Income	$15,302	(1,910)	13,391

16)	Average Balance Sheet
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

	For the Three months ended 6-30-06			For the Six months ended 6-30-06
		Interest	Average		Interest	Average
AVERAGE BALANCE SHEET	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
ASSETS
Residential Real Estate Loans	$671,013	12,242	7.30%	$645,077	23,231	7.20%
Commercial Loans	1,459,494	27,479	7.55%	1,428,464	53,004	7.48%
Consumer and Other Loans	504,591	9,654	7.67%	493,009	18,519	7.57%

Total Loans	2,635,098	49,375	7.52%	2,566,550	94,754	7.44%
Tax -Exempt Investment Securities (1)	282,941	3,459	4.89%	283,325	6,948	4.90%
Other Investment Securities	673,506	7,099	4.22%	680,194	14,183	4.17%

Total Earning Assets	3,591,545	59,933	6.68%	3,530,069	115,885	6.57%

Goodwill and Core Deposit Intangible	86,521			87,065
Other Non-Earning Assets	193,026			189,191

TOTAL ASSETS	$3,871,092			$3,806,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW Accounts	$389,133	702	0.72%	$368,148	1,172	0.64%
Savings Accounts	232,209	501	0.86%	239,031	1,078	0.91%
Money Market Accounts	544,161	3,907	2.88%	519,732	6,750	2.62%
Certificates of Deposit	882,475	8,651	3.93%	856,079	16,052	3.78%
FHLB Advances	449,519	4,417	3.94%	485,746	9,213	3.82%
Repurchase Agreements and Other Borrowed Funds	337,955	4,129	4.90%	316,285	7,686	4.90%

Total Interest Bearing Liabilities	2,835,452	22,307	3.16%	2,785,021	41,951	3.04%

Non-interest Bearing Deposits	653,834			642,227
Other Liabilities	31,928			33,573

Total Liabilities	3,521,214			3,460,821

Common Stock	324			323
Paid-In Capital	267,148			265,354
Retained Earnings	83,848			79,716
Accumulated Other
Comprehensive Income	(1,442)			111

Total Stockholders’ Equity	349,878			345,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,871,092			$3,806,325

Net Interest Income		$37,626			$73,934

Net Interest Spread			3.52%			3.53%
Net Interest Margin on Average Earning assets			4.20%			4.22%
Return on Average Assets (annualized)			1.52%			1.50%
Return on Average Equity (annualized)			16.81%			16.51%

(1) Excludes tax effect on non-taxable investment security income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impact of Recently Issued Accounting Standards
The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the option at the grant date. Net earnings was reduced as a result of the adoption of SFAS 123(R) Share-based Payment beginning January 1, 2006, which requires recording the estimated fair value of stock options as compensation expense. For additional information regarding the standard see Note 6 to the Consolidated Financial Statements. The following table illustrates the affect of the adoption of SFAS 123(R) if it would not have been adopted in 2006.

	Three months		Six months
Impact of SFAS 123 (R)	ended June 30,		ended June 30,
(Unaudited $ in thousands, except per share data)	2006	2005	2006	2005
Net earnings	$14,666	13,090	28,295	24,610
Stock option compensation cost	661	—	1,184	—

Pro forma net operating earnings	$15,327	13,090	29,479	24,610

Diluted earnings per share	$0.45	0.41	0.86	0.78
Stock option compensation cost	0.02	—	0.04	—

Pro forma net operating earnings	$0.47	0.41	0.90	0.78

Pending Acquisitions
On April 21, 2006, Glacier announced the signing of a definitive agreement to acquire Citizens Development Company in a transaction valued at approximately $77 million. Citizens is a Billings, Montana-based bank holding company that owns five community banks located throughout Montana, with principal banking offices in Billings, Lewiston, Hamilton, Columbia Falls and Chinook. At June 30, 2006, Citizens had total assets of $412 million, net loans of $308 million, total deposits of $349 million, and stockholders’ equity of $38 million. The acquisition of the Citizens banks will strengthen the Company’s presence in three of Montana’s strongest markets—Billings, the Flathead Valley, and the Bitterroot Valley, while expanding its operations in central Montana.
On May 31, 2006, Glacier announced the signing of a definitive agreement to acquire First National Bank of Morgan in a transaction valued at approximately $20 million. First National Bank of Morgan is a national banking association with its main office in Morgan, Utah and one branch office in Mountain Green, Utah. At June 30, 2006, First National Bank of Morgan had total assets of $75 million, net loans of $42 million, total deposits of $66 million, and stockholders’ equity of $9 million. The acquisition of First National Bank of Morgan will be the Company’s first whole-bank acquisition in Utah, expanding Glacier’s focused community bank strategy in Utah and complementing its two existing Utah branches.
The two pending acquisitions, which are subject to bank regulatory approval, are both presently expected to close in the later part of August, 2006. The transactions are expected to be immediately accretive to Glacier’s earnings per share. To fund the Citizens acquisition, the Company sold 900,000 shares of its common stock, to settle on August 9, 2006, at $30.50 per share, less underwriter discount, a firm underwritten offering conducted by D.A. Davidson & Co. D.A. Davidson has been granted a 30-day option to purchase up to an additional 100,000 shares at the offering price to cover related over-allotments, if any. For additional acquisition funding, the Company expects to issue $30,000,000 in subordinated debentures with a cumulative fixed interest rate of 7.235% for the first five years and then converts to a three month LIBOR plus 1.57% rate. The Company expects to issue the subordinated debentures prior to August 22, 2006.

Financial Condition
This section discusses the changes in the Statement of Financial Condition items from June 30, 2005 and December 31, 2005, to June 30, 2006.

	June 30,	December 31,	June 30,	$ change from	$ change from
	2006	2005	2005	December 31,	June 30,
Assets ($ in thousands)	(unaudited)	(audited)	(unaudited)	2005	2005
Cash on hand and in banks	$124,872	111,418	109,402	13,454	15,470
Investment securities, interest bearing deposits, FHLB stock, FRB stock, and fed funds	908,899	991,246	1,114,334	(82,347)	(205,435)
Loans:
Real estate	697,351	607,627	505,296	89,724	192,055
Commercial	1,486,847	1,357,051	1,215,919	129,796	270,928
Consumer and other	517,847	471,164	433,900	46,683	83,947

Total loans	2,702,045	2,435,842	2,155,115	266,203	546,930
Allowance for loan losses	(41,195)	(38,655)	(32,917)	(2,540)	(8,278)

Total loans net of allowance for loan losses	2,660,850	2,397,187	2,122,198	263,663	538,652

Other assets	218,761	206,493	186,001	12,268	32,760

Total Assets	$3,913,382	3,706,344	3,531,935	207,038	381,447

At June 30, 2006 total assets were $3.913 billion, which is $207 million, or 6 percent, greater than the December 31, 2005 assets of $3.706 billion, and $381 million, or 11 percent, greater than the June 30, 2005 assets of $3.532 billion.
Total loans have increased $266 million from December 31, 2005, or 11 percent, with the growth occurring in all loan categories. Commercial loans have increased $130 million, or 10 percent, real estate loans gained $90 million, or 15 percent, and consumer loans grew by $47 million, or 10 percent. Total loans increased $547 million, or 25 percent, with internal loan growth of $435 million from June 30, 2005, with all loan categories showing increases. Including loans acquired, commercial loans increased the most, $271 million, or 22 percent, followed by real estate loans which increased $192 million, or 38 percent, which was the largest percentage gain, and consumer loans, which are primarily comprised of home equity loans, increasing by $84 million, or 19 percent.
Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold have decreased $82 million from December 31, 2005, or 8 percent, and have declined $205 million, or 18 percent, from June 30, 2005. Investment securities at June 30, 2006 represented 23% of total assets versus 32% the prior year, which is a result of the continued use of investment cash flow to fund loan growth.

	June 30,	December 31,	June 30,	$ change from	$ change from
	2006	2005	2005	December 31,	June 30,
Liabilities ($ in thousands)	(unaudited)	(audited)	(unaudited)	2005	2005
Non-interest bearing deposits	$720,473	667,008	630,983	53,465	89,490
Interest bearing deposits	1,972,296	1,867,704	1,576,872	104,592	395,424
Advances from Federal Home Loan Bank	435,978	402,191	804,047	33,787	(368,069)
Securities sold under agreements to repurchase and other borrowed funds	313,394	317,222	100,811	(3,828)	212,583
Other liabilities	33,411	33,980	36,463	(569)	(3,052)
Subordinated debentures	85,000	85,000	85,000	—	—

Total liabilities	$3,560,552	3,373,105	3,234,176	187,447	326,376

Non-interest bearing deposits have increased $53 million, or 8 percent, since December 31, 2005, and by $89 million, or 14 percent, since June 30, 2005. This low cost of funding continues to be a primary focus of each of our banks. Interest bearing deposits have increased $105 million from December 31, 2005, of which $22 million was in Internet generated National Market CD’s. Since June 30, 2005 interest bearing deposits have increased $395 million, or 25 percent, with $166 million of that amount from broker and Internet sources. Federal Home Loan Bank (FHLB) advances increased $34 million, and repurchase agreements and other borrowed funds decreased $4 million from December 31, 2005. FHLB advances are $368 million less than the June 30, 2005 balances due primarily to the above described increases in deposits and other funding sources including $158 million in U.S. Treasury Tax and Loan Term Auction funds.
Liquidity and Capital Resources
The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company’s cash revenues is the dividends received from the Company’s banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB. As of June 30, 2006, the Company had $874 million of available FHLB borrowing line of which $436 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.
Lending Commitments
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

	June 30,	December 31,	June 30,	$ change from	$ change from
Stockholders’ equity	2006	2005	2005	December 31,	June 30,
($ in thousands except per share data)	(unaudited)	(audited)	(unaudited)	2005	2005
Common equity	$357,308	332,418	291,062	24,890	66,246
Accumulated other comprehensive (loss) income	(4,478)	821	6,697	(5,299)	(11,175)

Total stockholders’ equity	352,830	333,239	297,759	19,591	55,071
Core deposit intangible, net, and goodwill	(86,294)	(87,114)	(80,286)	820	(6,008)

	$266,536	246,125	217,473	20,411	49,063

Stockholders’ equity to total assets	9.02%	8.99%	8.43%
Tangible stockholders’ equity to total tangible assets	6.96%	6.80%	6.30%
Book value per common share	$10.88	10.36	9.53	0.52	1.35
Market price per share at end of quarter	$29.27	30.05	26.13	(0.78)	3.14
Total equity and book value per share amounts have increased $19.591 million and $.52 per share, respectively, from December 31, 2005, the result of earnings retention and stock options exercised that outpaced the reduction in other comprehensive income. Accumulated other comprehensive income, representing net unrealized gains (losses) on securities available for sale, decreased $11.175 million from June 30, 2005 and $5.299 million from year end, primarily a function of interest rate changes.

	June 30,	December 31,	June 30,
	2006	2005	2005
Credit quality information ($ in thousands)	(unaudited)	(audited)	(unaudited)
Allowance for loan losses	$41,195	$38,655	32,917

Non-performing assets	$8,943	10,089	8,093

Allowance as a percentage of non performing assets	461%	383%	407%

Non-performing assets as a percentage of total assets	0.23%	0.26%	0.23%

Allowance as a percentage of total loans	1.52%	1.59%	1.53%

Net recoveries (charge-offs) as a percentage of loans	0.00%	(0.02%)	(0.02%)
Allowance for Loan Loss and Non-Performing Assets
Non-performing assets as a percentage of total assets at June 30, 2006 were at .23 percent, the same percentage as at June 30, 2005, but decreasing slightly from .26 percent at December 31, 2005. The Company’s ratios compare favorably to the Federal Reserve Bank Peer Group average of .41 percent at March 31, 2006, the most recent information available. The allowance for loan losses was 461 percent of non-performing assets at June 30, 2006, up from 407 percent a year ago. The allowance, including $2.792 million from acquisitions, has increased $8.278 million, or 25 percent, from a year ago. The allowance of $41.195 million, is 1.52 percent of June 30, 2006 total loans outstanding, down slightly from the 1.53 percent a year ago. The second quarter provision for loan losses expense was $1.355 million, a decrease of $197 thousand from the same quarter in 2005. Net charge offs remain low at $11 thousand for the second quarter of 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

Results of Operations – The three months ended June 30, 2006 compared to the three months ended
June 30, 2005.
The company reported net quarterly earnings of $14.666 million, an increase of $1.6 million, or 12 percent, over the $13.090 million for the second quarter of 2005. Net quarterly earnings were reduced by $661,000, or $0.02 per share, due to the January 1, 2006 adoption of SFAS 123(R) Share-based Payment which requires recording the estimated fair value of stock options as compensation expense. Diluted earnings per share for the quarter of $0.45 is an increase of 10 percent over the per share earnings of $0.41 for the same quarter of 2005. Excluding the affects of SFAS 123(R), diluted earnings per share would have been $0.47, or an increase of 15 percent over the prior year quarter. Annualized return on average assets and return on average equity for the quarter were 1.52 percent and 16.81 percent, respectively, which compares with prior year returns for the second quarter of 1.52 percent and 18.03 percent.

Revenue summary	Three months ended June 30,
(Unaudited — $ in thousands)	2006	2005	$ change	% change
Net interest income	$37,626	$32,087	$5,539	17%

Non-interest income
Service charges, loan fees, and other fees	9,349	7,850	1,499	19%
Gain on sale of loans	2,770	2,884	(114)	-4%
Loss on sale of investments	—	(107)	107	-100%
Other income	779	886	(107)	-12%

Total non-interest income	12,898	11,513	1,385	12%

	$50,524	$43,600	$6,924	16%

Tax equivalent net interest margin	4.34%	4.14%

Net Interest Income
Net interest income for the quarter increased $5.539 million, or 17 percent, over the same period in 2005, and $1.318 million from the first quarter of 2006. Total interest income increased $13.388 million from the prior year’s quarter, or 29 percent, while total interest expense is $7.849 million, or increased 54 percent. The increase in interest expense is primarily attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 continuing into 2006. The Federal Reserve Bank has increased the targeted fed funds rate 12 times, 300 basis points, since January 1, 2005. The tax equivalent net interest margin calculation has been changed to an actual 365 day base from a 360 day base. Previously reported net interest margins have been adjusted to reflect the change. The net interest margin as a percentage of earning assets for the quarter, on a tax equivalent basis, was 4.34 percent which was higher than the restated 4.14 percent result for the second quarter of 2005. The margin for the second quarter of 2006 decreased slightly from the first quarter of 2006 restated margin of 4.38 percent (4.32 originally reported), primarily a result of the continued increase in funding costs.
Non-interest Income
Fee income increased $1.499 million, or 19 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans decreased $114 thousand, or 4 percent, from the second quarter of last year. Loan origination volume in our markets for housing construction continues to remain very active by historical standards and the recent decline was expected with the slow down from unprecedented activity last year and as interest rates continues to rise.

Non-interest expense summary	Three months ended June 30,
(Unaudited — $ in thousands)	2006	2005	$ change	% change
Compensation and employee benefits	$15,739	$12,474	$3,265	26%
Occupancy and equipment expense	3,431	3,152	279	9%
Outsourced data processing	678	423	255	60%
Core deposit intangibles amortization	400	384	16	4%
Other expenses	6,702	6,043	659	11%

Total non-interest expense	$26,950	$22,476	$4,474	20%

Non-interest Expense
Non-interest expense increased by $4.474 million, or 20 percent, from the same quarter of 2005. Compensation and benefit expense increased $3.265 million, or 26 percent, of which $961 thousand was from expensing stock options with the adoption of SFAS 123(R) in 2006. The remaining increase in compensation and benefit expense was primarily attributed to four acquisitions during 2005 and normal compensation increases for job performance and increased cost for benefits. The number of full-time-equivalent employees has increased from 1,057 to 1,171, an 11 percent increase, since June 30, 2005. Occupancy and equipment expense increased $279 thousand, or 9 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades. Other expenses increased $659 thousand, or 11 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 53 percent for the 2006 quarter, up from 52 percent for the 2005 quarter.
Operating Results for Six Months Ended June 30, 2006 Compared to June 30, 2005
Net earnings for the six months ended June 30, 2006 were $28.295 million, which is an increase of $3.685 million, or 15 percent over the prior year. Diluted earnings per share of $0.86 is an increase of 10 percent over the $0.78 earned in the first six months of 2005. Excluding SFAS 123(R) compensation costs of $1.184 million, diluted earnings per share increased 15 percent for the first six months of 2006. The 2006 six month annualized return on average assets and return on average equity was 1.50 percent and 16.51 percent, respectively, which compares with prior year six month returns of 1.51 percent and 17.56 percent.

Revenue summary	Six months ended June 30,
(Unaudited — $ in thousands)	2006	2005	$ change	% change
Net interest income	$73,934	$60,543	$13,391	22%

Non-interest income
Service charges, loan fees, and other fees	17,566	14,332	3,234	23%
Gain on sale of loans	4,960	4,976	(16)	0%
Loss on sale of investments	—	(137)	137	-100%
Other income	1,528	1,450	78	5%

Total non-interest income	24,054	20,621	3,433	17%

	$97,988	$81,164	$16,824	21%

Tax equivalent net interest margin	4.36%	4.14%

Net Interest Income
Net interest income for the six months increased $13.391 million, or 22 percent, over the same period in 2005. Total interest income increased $28.833 million, or 33 percent, while total interest expense was $15.442 million, or 58 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 and continuing in

2006. The tax equivalent net interest margin calculation has been changed to an actual 365 day base from a 360 day base. Previously reported net interest margins have been adjusted to reflect the change. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.36 percent which was 22 basis points higher than the restated 4.14 percent result for 2005.
Non-interest Income
Total non-interest income increased $3.433 million, or 17 percent in 2006. Fee income increased $3.234 million, or 23 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans decreased $16 thousand, or less than 1 percent, from the first six months of last year. Loan origination volume in our markets for housing construction continues to remain very active by historical standards and the recent decline was expected with the slow down from unprecedented activity last year and as interest rates continue to rise.

Non-interest expense summary	Six months ended June 30,
(Unaudited — $ in thousands)	2006	2005	$ change	% change
Compensation and employee benefits	$31,050	$23,418	$7,632	33%
Occupancy and equipment expense	6,922	6,007	915	15%
Outsourced data processing	1,402	655	747	114%
Core deposit intangibles amortization	820	667	153	23%
Other expenses	12,583	10,803	1,780	16%

Total non-interest expense	$52,777	$41,550	$11,227	27%

Non-interest Expense
Non-interest expense increased by $11.227 million, or 27 percent, from the same six months of 2005. Compensation and benefit expense increased $7.632 million, or 33 percent, of which $1.684 million was from expensing stock options with the adoption of SFAS 123(R) in 2006. The remaining increase in compensation and benefit expense was primarily attributed to four acquisitions during 2005, the addition of four new bank branches in 2006, and normal compensation increases for job performance and increased cost for benefits. Occupancy and equipment expense increased $915 thousand, or 15 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $1.780 million, or 16 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased to 54 percent from 51 percent for the first six months of 2005 largely a result of the recent acquisitions and branch openings.
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
Forward Looking Statements
This Form 10-Q includes forward looking statements, which describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking and the strength of the local economies in which it operates. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s public filings, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new banks and/or branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company believes that there have not been any material changes in information about the Company’s market risk than was provided in the Form 10-K report for the year ended December 31, 2005.
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
Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2006, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 1A. Risk Factors
     There have not been any material changes to the Company’s risk factors during the second quarter 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable
Item 3. Defaults upon Senior Securities
(a)	Not Applicable

(b)	Not Applicable
Item 4. Submission of Matters to a Vote of Securities Holders
(a)	The Company’s Annual Shareholders’ Meeting was held April 26, 2006

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:
(1)	Election of Director for a three-year term expiring in 2008 and until his successor has been elected or qualified.
John W. Murdoch -
          Votes Cast For:            27,327,205
          Votes Cast Withheld:        523,111
(2)	Election of Directors for three-year terms expiring in 2009 and until their successors have been elected or qualified.
Craig A. Langel –
          Votes Cast For:            27,361,135
          Votes Cast Withheld:        489,182
L. Peter Larson –
          Votes Cast For:            27,305,618
          Votes Cast Withheld:        544,698
Everit A. Sliter –
          Votes Cast For:            27,064,675
          Votes Cast Withheld:        785,641

(d)	None
Item 5. Other Information
(a)	Not Applicable

(b)	Not Applicable
Item 6. Exhibits

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 7, 2006	/s/ Michael J. Blodnick

Michael J. Blodnick
President/CEO

August 7, 2006	/s/ James H. Strosahl

James H. Strosahl
Executive Vice President/CFO