Form 10-Q
period 2006-09-30
GLACIER BANCORP INC
filed 2006-11-07
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 MONTANA                                   81-0519541
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

   49 Commons Loop, Kalispell, Montana                       59901
(Address of principal executive offices)                   (Zip Code)

                                 (406) 756-4200
               Registrant's telephone number, including area code

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

The number of shares of Registrant's common stock outstanding on October 27, 2006 was 34,820,433. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          Page #
                                                                          ------
PART I. FINANCIAL INFORMATION

   Item 1 -- Financial Statements

      Condensed Consolidated Statements of Financial Condition --
      Unaudited September 30, 2006, and September 30, 2005 and
      December 31, 2005................................................      3

      Condensed Consolidated Statements of Operations --
      Unaudited three and nine months ended September 30, 2006
      and 2005.........................................................      4

      Condensed Consolidated Statements of Stockholders' Equity and
      Comprehensive Income -- Year ended December 31, 2005
      and unaudited nine months ended September 30, 2006...............      5

      Condensed Consolidated Statements of Cash Flows --
      Unaudited nine months ended September 30, 2006 and 2005..........      6

      Notes to Condensed Consolidated Financial Statements -
         Unaudited.....................................................      7

   Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................     22

   Item 3 -- Quantitative and Qualitative Disclosure about Market
                Risk...................................................     29

   Item 4 -- Controls and Procedures...................................     29

PART II. OTHER INFORMATION.............................................     30

   Item 1 -- Legal Proceedings.........................................     30

   Item 1A -- Risk Factors.............................................     30

   Item 2 -- Unregistered Sales of Equity Securities and Use of
                Proceeds...............................................     30

   Item 3 -- Defaults Upon Senior Securities...........................     30

   Item 4 -- Submission of Matters to a Vote of Security Holders.......     30

   Item 5 -- Other Information.........................................     30

   Item 6 -- Exhibits..................................................     30

   Signatures..........................................................     31

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Dollars in thousands, except per              SEPTEMBER 30,   December 31,   September 30,
share data)                                         2006           2005            2005
                                               -------------   ------------   -------------
                                                (UNAUDITED)                    (unaudited)
ASSETS:
   Cash on hand and in banks ...............    $   113,268        111,418         114,781
   Federal funds sold ......................          2,882          7,537           8,137
   Interest bearing cash deposits ..........         67,672         13,654          16,636
                                                -----------      ---------       ---------
      Cash and cash equivalents ............        183,822        132,609         139,554

   Investment securities ...................        845,304        970,055       1,026,966
   Loans receivable, net ...................      2,786,269      2,374,647       2,207,249
   Loans held for sale .....................         28,780         22,540          26,800
   Premises and equipment, net .............         93,859         79,952          73,579
   Real estate and other assets
      owned, net ...........................            510            332           1,803
   Accrued interest receivable .............         22,822         19,923          17,515
   Core deposit intangible, net ............          7,680          8,015           7,516
   Goodwill ................................         89,814         79,099          72,382
   Other assets ............................         67,836         19,172          16,516
                                                -----------      ---------       ---------
                                                $ 4,126,696      3,706,344       3,589,880
                                                ===========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits ...........    $   751,593        667,008         684,151
   Interest bearing deposits ...............      2,099,742      1,867,704       1,702,977
   Advances from Federal Home Loan
      Bank of Seattle ......................        377,104        402,191         654,368
   Securities sold under agreements to
      repurchase ...........................        162,400        129,530         111,196
   Other borrowed funds ....................        171,699        187,692          12,313
   Accrued interest payable ................         10,288          7,437           5,784
   Deferred tax liability ..................          3,266          2,746           7,644
   Subordinated debentures .................        115,000         85,000          85,000
   Other liabilities .......................         24,594         23,797          21,047
                                                -----------      ---------       ---------
      Total liabilities ....................      3,715,686      3,373,105       3,284,480
                                                -----------      ---------       ---------
   Preferred shares, $.01 par value
      per share. 1,000,000 shares
      authorized
      None issued or outstanding ...........             --             --              --
   Common stock, $.01 par value per
      share. 78,125,000 shares
      authorized ...........................            338            322             313
   Paid-in capital .........................        310,685        262,383         240,197
   Retained earnings - substantially
      restricted ...........................         97,533         69,713          60,682
   Accumulated other comprehensive
      income ...............................          2,454            821           4,208
                                                -----------      ---------       ---------
      Total stockholders' equity ...........        411,010        333,239         305,400
                                                -----------      ---------       ---------
                                                $ 4,126,696      3,706,344       3,589,880
                                                ===========      =========       =========
   Number of shares outstanding ............     33,844,184     32,172,547      31,345,769

   Book value per share ....................    $     12.14          10.36            9.74

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                  ------------------------   -----------------------
(UNAUDITED - dollars in thousands, except per share data)             2006         2005         2006         2005
---------------------------------------------------------         -----------   ----------   ----------   ----------
INTEREST INCOME:
   Real estate loans ..........................................   $    13,708        8,946       36,939       23,658
   Commercial loans ...........................................        29,687       21,803       82,691       57,915
   Consumer and other loans ...................................        10,348        7,666       28,867       20,407
   Investment securities and other ............................        10,149       11,155       31,280       34,642
                                                                  -----------   ----------   ----------   ----------
      Total interest income ...................................        63,892       49,570      179,777      136,622
                                                                  -----------   ----------   ----------   ----------

INTEREST EXPENSE:
   Deposits ...................................................        15,351        6,914       40,403       16,565
   Federal Home Loan Bank of Seattle advances .................         5,340        5,830       14,553       16,843
   Securities sold under agreements to repurchase .............         1,804          804        4,565        1,803
   Subordinated debentures ....................................         1,519        1,633        4,232        4,817
   Other borrowed funds .......................................           873          629        3,085        2,291
                                                                  -----------   ----------   ----------   ----------
      Total interest expense ..................................        24,887       15,810       66,838       42,319
                                                                  -----------   ----------   ----------   ----------

NET INTEREST INCOME ...........................................        39,005       33,760      112,939       94,303
   Provision for loan losses ..................................         1,320        1,607        3,840        4,649
                                                                  -----------   ----------   ----------   ----------
      Net interest income after provision for loan losses .....        37,685       32,153      109,099       89,654
                                                                  -----------   ----------   ----------   ----------

NON-INTEREST INCOME:
   Service charges and other fees .............................         7,703        6,575       21,501       18,020
   Miscellaneous loan fees and charges ........................         1,700        1,806        5,468        4,693
   Gains on sale of loans .....................................         2,992        3,258        7,952        8,234
   Loss on sale of investments ................................            (3)          (1)          (3)        (138)
   Other income ...............................................         1,370          698        2,898        2,148
                                                                  -----------   ----------   ----------   ----------
      Total non-interest income ...............................        13,762       12,336       37,816       32,957
                                                                  -----------   ----------   ----------   ----------

NON-INTEREST EXPENSE:
   Compensation, employee benefits
      and related expenses ....................................        15,992       13,685       47,042       37,103
   Occupancy and equipment expense ............................         3,875        3,356       10,797        9,363
   Outsourced data processing expense .........................           620          615        2,022        1,270
   Core deposit intangibles amortization ......................           411          388        1,231        1,055
   Other expenses .............................................         6,946        6,132       19,529       16,935
                                                                  -----------   ----------   ----------   ----------
      Total non-interest expense ..............................        27,844       24,176       80,621       65,726
                                                                  -----------   ----------   ----------   ----------

EARNINGS BEFORE INCOME TAXES ..................................        23,603       20,313       66,294       56,885
   Federal and state income tax expense .......................         7,797        6,738       22,193       18,700
                                                                  -----------   ----------   ----------   ----------
NET EARNINGS ..................................................   $    15,806       13,575       44,101       38,185
                                                                  ===========   ==========   ==========   ==========
Basic earnings per share ......................................   $      0.48         0.43         1.35         1.23
Diluted earnings per share ....................................   $      0.47         0.42         1.33         1.21
Dividends declared per share ..................................   $      0.17         0.15         0.49         0.44
Return on average assets (annualized) .........................          1.58%        1.52%        1.53%        1.51%
Return on average equity (annualized) .........................         16.24%       17.88%       16.42%       17.67%
Average outstanding shares - basic ............................    33,135,225   31,304,413   32,586,646   31,100,946
Average outstanding shares - diluted ..........................    33,602,209   31,960,244   33,084,871   31,673,706

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
 YEAR ENDED DECEMBER 31, 2005 AND UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                 Retained     Accumulated     Total
                                                    Common Stock                 earnings        Other       stock-
                                                 ------------------  Paid-in  substantially  comprehensive  holders'
(Dollars in thousands, except per share data)      Shares    Amount  capital    restricted   income (loss)   equity
---------------------------------------------    ----------  ------  -------  -------------  -------------  --------
Balance at December 31, 2004 ..................  30,686,763   $307   227,552      36,391          5,934     270,184

Comprehensive income:
   Net earnings ...............................          --     --        --      52,373             --      52,373
   Unrealized loss on securities, net of
      reclassification adjustment and taxes ...          --     --        --          --         (5,113)     (5,113)
                                                                                                            -------
Total comprehensive income ....................                                                              47,260
                                                                                                            -------

Cash dividends declared ($.60 per share) ......          --     --        --     (19,051)            --     (19,051)
Stock options exercised .......................     397,770      4     5,154          --             --       5,158
Stock issued in connection with acquisitions ..   1,088,014     11    28,427          --             --      28,438
Acquisition of fractional shares ..............          --     --        (8)         --             --          (8)
Tax benefit from stock related compensation ...          --     --     1,258          --             --       1,258
                                                 ----------   ----   -------     -------         ------     -------
Balance at December 31, 2005 ..................  32,172,547   $322   262,383      69,713            821     333,239

Comprehensive income:
   Net earnings ...............................          --     --        --      44,101             --      44,101
   Unrealized gain on securities, net of
      reclassification adjustment and taxes ...          --     --        --          --          1,633       1,633
                                                                                                            -------
Total comprehensive income ....................                                                              45,734
                                                                                                            -------

Cash dividends declared ($.49 per share) ......          --     --        --     (16,281)            --     (16,281)
Stock options exercised .......................     354,201      3     5,482          --             --       5,485
Stock issued in connection with acquisition ...     317,436      3     9,996          --             --       9,999
Public offering of stock issued ...............   1,000,000     10    29,423                                 29,433
Stock based compensation and tax benefit ......          --     --     3,401          --             --       3,401
                                                 ----------   ----   -------     -------         ------     -------
Balance at September 30, 2006 (unaudited) .....  33,844,184   $338   310,685      97,533          2,454     411,010
                                                 ==========   ====   =======     =======         ======     =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED SEPT. 30,
                                                                         ---------------------------
(UNAUDITED - dollars in thousands)                                             2006        2005
----------------------------------                                         -----------   --------
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES .........................     $    51,825     49,342
                                                                           -----------   --------

INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale .................................         170,685    291,631
   Purchases of investments available-for-sale .......................         (40,792)  (109,211)
   Principal collected on installment and commercial loans ...........         823,031    549,964
   Installment and commercial loans originated or acquired ...........      (1,068,141)  (839,240)
   Principal collections on mortgage loans ...........................         266,591    329,594
   Mortgage loans originated or acquired .............................        (395,999)  (385,971)
   Net purchase of FHLB and FRB stock ................................            (455)       (14)
   Net funds received on acquisition of banks and branches ...........          17,176      1,170
   Funds in escrow for Citizens Development Company acquisition ......         (47,176)        --
   Net addition of premises and equipment ............................         (16,400)   (12,721)
                                                                           -----------   --------
      NET CASH USED IN INVESTING ACTIVITIES ..........................        (291,480)  (174,798)
                                                                           -----------   --------

FINANCING ACTIVITIES:
   Net increase in deposits ..........................................         249,451    308,024
   Net decrease in FHLB advances and other borrowed funds ............         (41,080)  (159,310)
   Net increase in securities sold under repurchase agreements .......          32,870     35,038
   Proceeds from issuance of subordinated debentures .................          30,000         --
   Cash dividends paid ...............................................         (16,281)   (13,894)
   Excess tax benefits from stock options ............................             990         --
   Proceeds from exercise of stock options and other stock issued ....          34,918      3,944
   Cash paid for stock split .........................................              --         (8)
                                                                           -----------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................         290,868    173,794
                                                                           -----------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS ......................          51,213     48,338
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................         132,609     91,216
                                                                           -----------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................     $   183,822    139,554
                                                                           ===========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for: Interest .........................     $    63,724     41,400
                                    Income taxes .....................     $    22,961     18,077

The following schedule summarizes the acquisition of First National Bank of Morgan in 2006 and First National Banks - West Co. and Citizens Bank Holding Company in 2005

                                  FIRST NATIONAL    FIRST NATIONAL     CITIZENS BANK
                                  BANK OF MORGAN   BANKS - WEST CO.   HOLDING COMPANY
                                  --------------   ----------------   ---------------
Fair Value of assets acquired         $88,519           267,126           126,394
Cash paid for the capital stock        10,109            41,000             8,602
Capital stock issued                    9,999                --             8,715
Liabilities assumed                    68,411           226,126           109,077

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2006, and September 30, 2005, stockholders' equity for the nine months ended September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2005 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by the accounting principals generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for ten wholly owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and Glacier Bank of Whitefish ("Whitefish"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank", formerly known as "First National Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah. In addition, the Company owns four subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), and Citizens (ID) Statutory Trust I ("Citizens Trust I") for the purpose of issuing trust preferred securities and in accordance with Financial Accounting Standards Board Interpretation 46(R) the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any off-balance sheet entities.

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

     On August 22, 2006, 30,000 shares of trust preferred shares were issued by Glacier Trust IV whose common equity is wholly owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 7.235% for the first five years and then converts to a three month LIBOR plus 1.57% rate adjustable quarterly for the remaining term until maturity on September 15, 2036. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures of $30,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

     The following abbreviated organizational chart illustrates the various relationships:

                                          Glacier Bancorp, Inc.
                                         (Parent Holding Company)
---------------------------------------------------|--------------------------------------------------------
     Glacier Bank            Mountain West Bank    |    First Security Bank        Western Security Bank
   (Commercial bank)         (Commercial bank)     |        of Missoula              (Commercial bank)
                                                   |    (Commercial bank)
---------------------------------------------------|--------------------------------------------------------
       1st Bank                 Big Sky            |       Valley Bank                 Glacier Bank
   (Commercial bank)          Western Bank         |        of Helena                  of Whitefish
                          (Commercial Bank)        |    (Commercial bank)            (Commercial bank)
---------------------------------------------------|--------------------------------------------------------
Citizens Community Bank   First National Bank      |
  (Commercial bank)           of Morgan            |   Glacier Capital Trust II    Glacier Capital Trust III
                          (Commercial bank)        |
---------------------------------------------------|--------------------------------------------------------

                        Glacier Capital Trust IV     Citizens (ID) Statutory Trust I

------------------------------------------------------------------------------------------------------------


3)   Ratios

     Returns on average assets and average equity were calculated based on daily averages.

4)   Dividends Declared

     On September 27, 2006, the Board of Directors declared a $.17 per share quarterly cash dividend payable on October 19, 2006 to stockholders of record on October 10, 2006.

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                Three           Three            Nine            Nine
                                             months ended    months ended   months ended     months ended
                                            Sept 30, 2006   Sept 30, 2005   Sept 30, 2006   Sept 30, 2005
                                            -------------   -------------   -------------   -------------
Net earnings available to common
   stockholders .........................    $15,806,000      13,575,000      44,101,000   38,185,000

Average outstanding shares - basic ......     33,135,225      31,304,413      32,586,646   31,100,946
Add: Dilutive stock options .............        466,984         655,831         498,225      572,760
                                             -----------      ----------      ----------   ----------
Average outstanding shares - diluted ....     33,602,209      31,960,244      33,084,871   31,673,706
                                             ===========      ==========      ==========   ==========

Basic earnings per share ................    $      0.48            0.43            1.35         1.23
                                             ===========      ==========      ==========   ==========

Diluted earnings per share ..............    $      0.47            0.42            1.33         1.21
                                             ===========      ==========      ==========   ==========

     There were approximately 538,433 and 197,209 average shares excluded from the nine months ended diluted share calculation as of September 30, 2006, and 2005, respectively, due to the option exercise price exceeding the market price.

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

     The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the option at the grant date. The Company adopted the modified prospective transition method in reporting financial statement results in the current and for future reporting periods. Under the modified prospective method, SFAS No. 123 (Revised) applies to new awards and to awards modified, repurchased, or cancelled after the effective date; accordingly the prior interim and annual periods do not reflect restated amounts. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the nine months ended September 30, 2006, the compensation cost for the stock option plans was $2,410,000, with a corresponding income tax benefit of $707,000, resulting in a net earnings and cash flow from operations reduction of $1,703,000, or a decrease of $.05 per share for both basic and diluted earnings per share. For the three months ended September 30, 2006, the compensation cost for the stock option plans was $726,000, with a corresponding income tax benefit of $207,000, resulting in a net earnings and cash flow from operations reduction of $519,000, or a decrease of $.02 per share for both basic and diluted earnings per share. Additionally, in the cash flow statement, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $990,000 and $319,000 for the nine and three months ended September 30, 2006, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 1 year was $1,570,000 as of September 30, 2006. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1,245,000 and $920,000, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $709,000 and $368,000, respectively.

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

                                                 September 30, 2005   September 30, 2005
                                                 Three months ended    Nine months ended
                                                 ------------------   ------------------
Net earnings (in thousands): As reported              $13,575               38,185
                             Compensation cost           (207)                (622)
                                                      -------               ------
                             Pro forma                 13,368               37,563
                                                      =======               ======

Basic earnings per share:    As reported                 0.43                 1.23
                             Compensation cost             --                (0.02)
                                                      -------               ------
                             Pro forma                   0.43                 1.21
                                                      =======               ======

Diluted earnings per share:  As reported                 0.42                 1.21
                             Compensation cost             --                (0.02)
                                                      -------               ------
                             Pro forma                   0.42                 1.19
                                                      =======               ======

     The per share weighted-average fair value of stock options granted during 2006 and 2005 was $6.47 and $3.52, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2006 -- expected dividend yield 2.23%, risk-free interest rate of 4.35%, volatility ratio of 27%, and expected life of 3.3 years: 2005 - expected dividend yield 2.23%, risk-free interest rate of 3.44%, volatility ratio of 18%, and expected life of 3.4 years. Expected volatilities are based on historical volatility and other factors. The Company uses historical data to estimate option exercise and termination with the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The option awards generally vest upon six month or two years of service for directors and employees, respectively, and generally expire in five years.

     Change in shares granted for stock options for the nine months ended September 30, 2006 and the year ended December 31, 2005, are summarized as follows:

                                     Options outstanding         Options exercisable
                                 --------------------------   -------------------------
                                                Weighted                    Weighted
                                                 average                     average
                                   Shares    exercise price    Shares    exercise price
                                 ---------   --------------   --------   --------------
Balance, December 31, 2004 ...   1,510,631        14.65        703,015        11.61

Canceled .....................     (29,882)       21.05         (4,974)        9.77
Granted ......................     587,761        25.03
Became exercisable ...........                                 525,759        16.31
Exercised ....................    (398,110)       12.95       (398,110)       12.95
                                 ---------                    --------
Balance, December 31, 2005 ...   1,670,400        18.58        825,690        14.25

Canceled .....................     (59,907)       25.00        (14,565)       17.52
Granted ......................     650,792        31.44
Became exercisable ...........                                 494,041        22.62
Exercised ....................    (354,177)       15.49       (354,177)       15.49
                                 ---------                    --------
Balance, September 30, 2006 ..   1,907,108        23.34        950,989        18.08
                                 =========                    ========

     The range of exercise prices on options outstanding and exercisable at September 30, 2006 is as follows:

                                               Weighted           Options exercisable
                                Weighted       average       ----------------------------
                                 average      remaining                       Weighted
                    Options     exercise     contractual       Options         average
  Price range     Outstanding     price    life of options   Exercisable   exercise price
---------------   -----------   --------   ---------------   -----------   --------------
 $5.19 - $6.99        97,706     $ 6.38        1.2 years        97,706          $6.38
 $8.96 - $10.18       20,702       9.51        1.8 years        20,702           9.51
$12.17 - $13.20       90,994      12.66         .3 years        90,994          12.66
$14.09 - $17.45      234,110      14.30        1.4 years       234,110          14.30
$20.04 - $21.24      305,245      20.07        2.3 years       305,245          20.07
$24.99 - $28.35      524,831      25.05        3.4 years        94,732          25.01
     $31.44          633,520      31.44        4.3 years       107,500          31.44
                   ---------                                   -------
                   1,907,108      23.34        3.3 years       950,989          18.08
                   =========                                   =======

7)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments, is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2006

                                                                               Gross Unrealized   Estimated
                                                        Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                                    Yield       Cost      Gains   Losses      Value
----------------------                                  --------   ---------   ------   ------    ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .........................     4.08%     $  2,487       --      (18)      2,469
   maturing within five years .......................     5.02%        2,140       --       (7)      2,133
   maturing five years through ten years ............     7.73%          334        4       --         338
   maturing after ten years .........................     4.71%          179        1       --         180
                                                                    --------   ------   ------     -------
                                                          4.73%        5,140        5      (25)      5,120
                                                                    --------   ------   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     4.52%        2,283        3       (2)      2,284
   maturing one year through five years .............     4.82%        4,773       44      (19)      4,798
   maturing five years through ten years ............     4.91%       14,331      766      (15)     15,082
   maturing after ten years .........................     5.13%      279,120   12,432      (65)    291,487
                                                                    --------   ------   ------     -------
                                                          5.11%      300,507   13,245     (101)    313,651
                                                                    --------   ------   ------     -------
MORTGAGE-BACKED SECURITIES ..........................     4.74%       54,918      159   (1,523)     53,554

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.20%      415,757       57   (7,628)    408,186

FHLMC AND FNMA STOCK ................................     5.74%        7,593       --     (139)      7,454

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     4.84%        3,160       --       --       3,160

FHLB AND FRB STOCK, AT COST .........................     0.93%       54,179       --       --      54,179
                                                                    --------   ------   ------     -------
   TOTAL INVESTMENTS ................................     4.37%     $841,254   13,466   (9,416)    845,304
                                                                    ========   ======   ======     =======

                       INVESTMENTS AS OF DECEMBER 31, 2005

                                                                               Gross Unrealized   Estimated
                                                        Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                                    Yield       Cost      Gains   Losses      Value
----------------------                                  --------   ---------   ------   -------   ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .........................     4.54%     $  1,236       --        (2)     1,234
   maturing one year through five years .............     4.32%        3,962       --       (39)     3,923
   maturing five years through ten years ............     6.55%          324        6        --        330
   maturing after ten years .........................     5.04%          337        2        --        339
                                                                    --------   ------   -------    -------
                                                          4.53%        5,859        8       (41)     5,826
                                                                    --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     4.16%          365        3        --        368
   maturing one year through five years .............     4.75%        6,858       48      (143)     6,763
   maturing five years through ten years ............     5.08%        8,728      365       (16)     9,077
   maturing after ten years .........................     5.10%      287,175   12,476      (225)   299,426
                                                                    --------   ------   -------    -------
                                                          5.09%      303,126   12,892      (384)   315,634
                                                                    --------   ------   -------    -------
MORTGAGE-BACKED SECURITIES ..........................     4.67%       65,926      308    (1,599)    64,635

REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.22%      530,582      154    (9,653)   521,083

FHLMC AND FNMA STOCK ................................     5.74%        7,593       --      (330)     7,263

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     3.18%        2,085       --        --      2,085

FHLB AND FRB STOCK, AT COST .........................     0.66%       53,529       --        --     53,529
                                                                    --------   ------   -------    -------
   TOTAL INVESTMENTS ................................     4.34%     $968,700   13,362   (12,007)   970,055
                                                                    ========   ======   =======    =======

     Interest income includes tax-exempt interest for the nine months ended September 30, 2006 and 2005 of $10,428,000 and $10,382,000, respectively, and for the three months ended September 30, 2006 and 2005 of $3,481,000 and $3,450,000, respectively.

     Gross proceeds from sales of investment securities for the nine months ended September 30, 2006 and 2005 were $488,000 and $116,129,000 respectively, resulting in gross gains of approximately $0 and $471,000 and gross losses of approximately $3,000 and $609,000 respectively. The cost of any investment sold is determined by specific identification.

8)   Loans

     The following table summarizes the Company's loan portfolio:

                                               At                     At                    At
                                            9/30/2006             12/31/2005             9/30/2005
TYPE OF LOAN                          --------------------   --------------------   --------------------
(Dollars in thousands)                  Amount     Percent     Amount     Percent     Amount     Percent
----------------------                ----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate            $  732,863     26.0%   $  589,260     24.6%   $  515,676     23.1%
   Loans held for sale                    28,780      1.0%       22,540      0.9%       26,800      1.2%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                              761,643     27.0%      611,800     25.5%      542,476     24.3%

Commercial Loans:
   Real estate                           867,862     30.8%      781,181     32.6%      676,547     30.3%
   Other commercial                      696,696     24.7%      579,515     24.2%      609,880     27.3%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                            1,564,558     55.5%    1,360,696     56.8%    1,286,427     57.6%

Consumer and other Loans:
   Consumer                              193,015      6.9%      175,503      7.3%      156,981      7.0%
   Home equity                           347,760     12.4%      295,992     12.3%      290,484     13.0%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                              540,775     19.3%      471,495     19.6%      447,465     20.0%
   Net deferred loan fees, premiums
      and discounts                       (8,711)    -0.3%       (8,149)    -0.3%       (7,813)    -0.4%
   Allowance for loan losses             (43,216)    -1.5%      (38,655)    -1.6%      (34,506)    -1.5%
                                      ----------    -----    ----------    -----    ----------    -----
Loan receivable, net                  $2,815,049    100.0%   $2,397,187    100.0%   $2,234,049    100.0%
                                      ==========    =====    ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS                             At          At            At
(Dollars in thousands)                       9/30/2006   12/31/2005     9/30/2005
----------------------                       ---------   ----------   ------------
Non-accrual loans:
   Real estate loans                          $2,121          726            7
   Commercial loans                            3,848        4,045        3,035
   Consumer and other loans                      500          481          244
                                              ------       ------        -----
      Total                                   $6,469        5,252        3,286
Accruing Loans 90 days or more overdue:
   Real estate loans                             365        1,659          528
   Commercial loans                            1,940        2,199        1,997
   Consumer and other loans                      221          647          248
                                              ------       ------        -----
      Total                                   $2,526        4,505        2,773

Real estate and other assets owned, net          510          332        1,803
                                              ------       ------        -----
Total non-performing loans and real estate
   and other assets owned, net                $9,505       10,089        7,862
                                              ======       ======        =====

   As a percentage of total bank assets         0.22%        0.26%        0.22%

Interest Income (1)                           $  363          359          165

(1) This is the amount of interest that would have been recorded on loans accounted for on a non-accrual basis for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, if such loans had been current for the entire period.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSS

                                         Nine months ended    Year ended    Nine months ended
                                           September 30,     December 31,     September 30,
(Dollars in thousands)                          2006             2005              2005
----------------------                   -----------------   ------------   -----------------
Balance at beginning of period                $38,655           26,492           26,492
   Charge offs:
      Real estate loans                           (12)            (115)            (109)
      Commercial loans                           (405)            (744)            (631)
      Consumer and other loans                   (304)            (539)            (421)
                                              -------           ------           ------
         Total charge-offs                    $  (721)          (1,398)          (1,161)
                                              -------           ------           ------
   Recoveries:
      Real estate loans                           309               82               76
      Commercial loans                            135              414              333
      Consumer and other loans                    235              415              283
                                              -------           ------           ------
         Total recoveries                     $   679              911              692
                                              -------           ------           ------
   Net recoveries (charge-offs)                   (42)            (487)            (469)
   Acquisition (1)                                763            6,627            3,834
   Provision                                    3,840            6,023            4,649
                                              -------           ------           ------
Balance at end of period                      $43,216           38,655           34,506
                                              =======           ======           ======
Ratio of net charge-offs to average
   loans outstanding during the period           0.00%            0.02%            0.02%

(1) Acquisition of First National Bank of Morgan, First State Bank, 1st Bank, Citizens Community Bank, and Bonner's Ferry branch

The following table summarizes the allocation of the allowance for loan losses:

                                September 30, 2006      December 31, 2005     September 30, 2005
                               --------------------   --------------------   --------------------
                                            Percent                Percent                Percent
                                           of loans               of loans               of loans
                                              in                     in                     in
(Dollars in thousands)         Allowance   category   Allowance   category   Allowance   category
----------------------         ---------   --------   ---------   --------   ---------   --------
Real estate loans               $ 5,328      26.6%       4,318      25.0%       3,668     23.8%
Commercial real estate loans     15,583      30.3%      14,370      32.0%      11,635     29.7%
Other commercial loans           14,090      24.3%      12,566      23.7%      12,819     26.8%
Consumer and other loans          8,215      18.8%       7,401      19.3%       6,384     19.7%
                                -------     -----       ------     -----       ------    -----
   Totals                       $43,216     100.0%      38,655     100.0%      34,506    100.0%
                                =======     =====       ======     =====       ======    =====

9) Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights as of September 30, 2006:

                                                   Core Deposit         Mortgage
(Dollars in thousands)                              Intangible    Servicing Rights (1)   Total
----------------------                             ------------   --------------------   -----
   Gross carrying value                              $15,712
   Accumulated Amortization                           (8,032)
                                                     -------
   Net carrying value                                $7,680               1,150          8,830
                                                     =======
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                    10.0                9.6            9.9

AGGREGATE AMORTIZATION EXPENSE
   For the three months ended September 30, 2006     $   411                 48            459
   For the nine months ended September 30, 2006      $ 1,231                147          1,378

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2006              $ 1,666                167          1,833
   For the year ended December 31, 2007                1,666                 79          1,745
   For the year ended December 31, 2008                1,554                 77          1,631
   For the year ended December 31, 2009                1,404                 74          1,478
   For the year ended December 31, 2010                1,178                 72          1,250

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

     On September 1, 2006, the Company acquired First National Bank of Morgan which resulted in additional core deposit intangible of $896,000 and additional goodwill of $10,715,000.

10) Deposits

     The following table illustrates the amounts outstanding for deposits greater than $100,000 at September 30, 2006, according to the time remaining to maturity. Included in the three month CD maturities are brokered CD's in the amount of $230,000,000.

                              Certificates   Non-Maturity
(Dollars in thousands)         of Deposit      Deposits       Totals
----------------------        ------------   ------------   ---------
Within three months .......     $324,211       1,067,502    1,391,713
Three to six months .......       61,659              --       61,659
Seven to twelve months ....       55,760              --       55,760
Over twelve months ........       31,258              --       31,258
                                --------       ---------    ---------
   Totals .................     $472,888       1,067,502    1,540,390
                                ========       =========    =========

11) Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

                                                  As of and           As of and            As of and
                                                for the nine           for the           for the nine
                                                months ended          year ended         months ended
(Dollars in thousands)                       September 30, 2006   December 31, 2005   September 30, 2005
----------------------                       ------------------   -----------------   ------------------
FHLB Advances:
   Amount outstanding at end of period ...        $377,104             402,191             654,368
   Average balance .......................        $484,396             673,904             725,352
   Maximum outstanding at any month-end ..        $572,954             804,047             858,961
   Weighted average interest rate ........            4.01%               3.19%               3.10%

Repurchase Agreements:
   Amount outstanding at end of period ...        $162,400             129,530             111,196
   Average balance .......................        $145,741             103,522              93,575
   Maximum outstanding at any month-end ..        $163,498             132,534             111,196
   Weighted average interest rate ........            4.19%               2.85%               2.58%

12) Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2006.

                                                  Tier 1       Tier 2
CONSOLIDATED                                      (Core)      (Total)     Leverage
(Dollars in thousands)                            Capital     Capital      Capital
----------------------                          ----------   ---------   ----------
GAAP Capital ................................   $  411,010     411,010      411,010
Less: Goodwill and intangibles ..............      (97,494)    (97,494)     (97,494)
   Accumulated other comprehensive
      Unrealized gain on AFS securities .....       (2,454)     (2,454)      (2,454)
   Other adjustments ........................         (139)       (139)        (139)
Plus: Allowance for loan losses .............           --      40,363           --
   Subordinated debentures ..................      115,000     115,000      115,000
                                                ----------   ---------   ----------
Regulatory capital computed .................   $  425,923     466,286      425,923
                                                ==========   =========   ==========
Risk weighted assets ........................   $3,229,078   3,229,078
                                                ==========   =========
Total average assets ........................                            $3,966,251
                                                                         ==========
Capital as % of defined assets ..............        13.19%      14.44%       10.74%
Regulatory "well capitalized" requirement ...         6.00%      10.00%        5.00%
                                                ----------   ---------   ----------
Excess over "well capitalized" requirement ..         7.19%       4.44%        5.74%
                                                ==========   =========   ==========

     On August 9, 2006, the Company completed the settlement of the offering of 1,000,000 shares, generating net proceeds of $29,433,000. The proceeds were used to fund a portion of the cash merger consideration payable in connection with the acquisition of Citizens Development Company which was completed on October 1, 2006.

13) Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                                For the three      For the nine
                                                                months ended       months ended
                                                                September 30,     September 30,
                                                              ----------------   ---------------
Dollars in thousands                                            2006     2005     2006     2005
--------------------                                          -------   ------   ------   ------
Net earnings ..............................................   $15,806   13,575   44,101   38,185
Unrealized holding gain (loss) arising during the period ..    11,435   (4,109)   2,691   (2,986)
Tax benefit expense .......................................    (4,505)   1,619   (1,060)   1,176
                                                              -------   ------   ------   ------
   Net after tax ..........................................     6,930   (2,490)   1,631   (1,810)
Reclassification adjustment for losses
   included in net earnings ...............................         3        1        3      138
Tax benefit ...............................................        (1)      --       (1)     (54)
                                                              -------   ------   ------   ------
   Net after tax ..........................................         2        1        2       84
   Net unrealized gain (loss) on securities ...............     6,932   (2,489)   1,633   (1,726)
                                                              -------   ------   ------   ------
      Total comprehensive income ..........................   $22,738   11,086   45,734   36,459
                                                              =======   ======   ======   ======

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

                                              Nine months ended and as of September 30, 2006
                                   -------------------------------------------------------------------
                                               Mountain     First
(Dollars in thousands)              Glacier      West     Security   Western   1st Bank      Big Sky
----------------------             --------   ---------   --------   -------   --------   ------------
Revenues from external customers   $ 39,944     53,018     38,506     21,962     13,780       15,467
Intersegment revenues                   778         25        179         62        461           92
Expenses                            (30,956)   (43,609)   (29,213)   (17,152)   (11,608)     (11,890)
Intercompany eliminations                --         --         --         --         --           --
                                   --------    -------    -------    -------    -------      -------
   Net Earnings                    $  9,766      9,434      9,472      4,872      2,633        3,669
                                   ========    =======    =======    =======    =======      =======
   Total Assets                    $814,126    893,260    792,063    438,175    293,021      275,045
                                   ========    =======    =======    =======    =======      =======

                                                                                              Total
                                    Valley    Whitefish   Citizens   Morgan      Other    Consolidated
                                   --------   ---------   --------   -------   --------   ------------
Revenues from external customers   $ 14,032      9,626     10,458        424        376      217,593
Intersegment revenues                   100          8         --         22     54,251       55,978
Expenses                            (11,081)    (7,549)    (8,863)      (338)    (1,233)    (173,492)
Intercompany eliminations                --         --         --         --    (55,978)     (55,978)
                                   --------    -------    -------    -------   --------    ---------
   Net Earnings                    $  3,051      2,085      1,595        108     (2,584)      44,101
                                   ========    =======    =======    =======   ========    =========
   Total Assets                    $285,180    193,301    170,354     89,038   (116,867)   4,126,696
                                   ========    =======    =======    =======   ========    =========

                                            Nine months ended and as of September 30, 2005
                                   --------------------------------------------------------------
                                              Mountain     First
(Dollars in thousands)              Glacier     West     Security   Western   1st Bank   Big Sky
----------------------             --------   --------   --------   -------   --------   -------
Revenues from external customers   $ 32,882    40,563      28,259    19,823     8,752     13,543
Intersegment revenues                   540        15          67        --       117         --
Expenses                            (24,686)  (32,001)    (20,204)  (15,271)   (6,958)   (10,050)
Intercompany eliminations                --        --          --        --        --         --
                                   --------   -------     -------   -------   -------    -------
   Net Earnings                    $  8,736     8,577       8,122     4,552     1,911      3,493
                                   ========   =======     =======   =======   =======    =======
   Total Assets                    $684,732   754,504     607,975   439,614   271,856    273,724
                                   ========   =======     =======   =======   =======    =======

                                                                                   Total
                                    Valley    Whitefish   Citizens    Other    Consolidated
                                   --------   ---------   --------   -------   ------------
Revenues from external customers   $ 12,001      8,348       5,523      (115)      169,579
Intersegment revenues                   103         --          --    48,078       48,920
Expenses                             (9,166)    (5,992)     (4,467)   (2,599)    (131,394)
Intercompany eliminations                --         --          --   (48,920)     (48,920)
                                   --------    -------     -------   -------    ---------
   Net Earnings                    $  2,938      2,356       1,056    (3,556)      38,185
                                   ========    =======     =======   =======    =========
   Total Assets                    $251,187    172,563     142,642    (8,917)   3,589,880
                                   ========    ========    ========  =======    =========

                                           Three months ended and as of September 30, 2006
                                   --------------------------------------------------------------
                                              Mountain     First
(Dollars in thousands)              Glacier     West     Security   Western   1st Bank    Big Sky
----------------------             --------   --------   --------   -------   --------   --------
Revenues from external customers   $ 14,172    19,235     13,373      7,906     4,909      5,305
Intersegment revenues                   578        10         83         43       107         --
Expenses                            (11,483)  (16,019)   (10,362)    (6,002)   (4,109)    (4,147)
Intercompany eliminations                --        --         --         --        --         --
                                   --------   -------    -------    -------   -------    -------
   Net Earnings                    $  3,267     3,226      3,094      1,947       907      1,158
                                   ========   =======    =======    =======   =======    =======
   Total Assets                    $814,126   893,260    792,063    438,175   293,021    275,045
                                   ========   =======    =======    =======   =======    =======

                                                                                             Total
                                    Valley    Whitefish   Citizens   Morgan     Other    Consolidated
                                   --------   ---------   --------   ------   --------   ------------
Revenues from external customers   $  4,953      3,428      3,803       424        146       77,654
Intersegment revenues                    34          8         --        22     18,219       19,104
Expenses                             (4,011)    (2,716)    (3,271)     (338)       610      (61,848)
Intercompany eliminations                --         --         --        --    (19,104)     (19,104)
                                   --------    -------    -------    ------   --------    ---------
   Net Earnings                    $    976        720        532       108       (129)      15,806
                                   ========    =======    =======    ======   ========    =========
   Total Assets                    $285,180    193,301    170,354    89,038   (116,867)   4,126,696
                                   ========    =======    =======    ======   ========    =========

                                           Three months ended and as of September 30, 2005
                                   --------------------------------------------------------------
                                              Mountain     First
(Dollars in thousands)              Glacier     West     Security   Western   1st Bank    Big Sky
----------------------             --------   --------   --------   -------   --------   --------
Revenues from external customers   $ 11,678     14,993     9,687      6,850     3,973      4,926
Intersegment revenues                   110         15        54         --        36         --
Expenses                             (8,644)   (11,891)   (7,037)    (5,315)   (3,147)    (3,684)
Intercompany eliminations                --         --        --         --        --         --
                                   --------    -------   -------    -------   -------    -------
   Net Earnings                    $  3,144      3,117     2,704      1,535       862      1,242
                                   ========    =======   =======    =======   =======    =======
   Total Assets                    $684,732    754,504   607,975    439,614   271,856    273,724
                                   ========    =======   =======    =======   =======    =======

                                                                                   Total
                                    Valley    Whitefish   Citizens    Other    Consolidated
                                   --------   ---------   --------   -------   ------------
Revenues from external customers   $  4,102      2,755      2,836        106       61,906
Intersegment revenues                    35         --         --     16,897       17,147
Expenses                            (3,193)     (2,044)    (2,361)    (1,015)     (48,331)
Intercompany eliminations                --         --         --    (17,147)     (17,147)
                                   --------    -------    -------    -------    ---------
   Net Earnings                    $    944        711        475     (1,159)      13,575
                                   ========    =======    =======    =======    =========
   Total Assets                    $251,187    172,563    142,642     (8,917)   3,589,880
                                   ========    =======    =======    =======    =========

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

                                  Nine Months Ended September 30,
                                           2006 vs. 2005
                                    Increase (Decrease) due to:
                                  -------------------------------
(Dollars in thousands)                Volume    Rate      Net
----------------------               -------   ------   ------
INTEREST INCOME
Residential real estate loans        $ 9,984    3,297   13,281
Commercial loans                      15,468    9,308   24,776
Consumer and other loans               4,916    3,544    8,460
Investment securities and other       (5,049)   1,687   (3,362)
                                     -------   ------   ------
   Total Interest Income              25,319   17,836   43,155

INTEREST EXPENSE
NOW accounts                             107    1,174    1,281
Savings accounts                         109      749      858
Money market accounts                    770    6,115    6,885
Certificates of deposit                6,667    8,147   14,814
FHLB advances                         (5,594)   3,304   (2,290)
Other borrowings and
   repurchase agreements               1,389    1,582    2,971
                                     -------   ------   ------
   Total Interest Expense              3,448   21,071   24,519
                                     -------   ------   ------

NET INTEREST INCOME                  $21,871   (3,235)  18,636
                                     =======   ======   ======

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

                                               For the Three months ended 9-30-06   For the Nine months ended 9-30-06
                                               ----------------------------------   ---------------------------------
                                                              Interest   Average                  Interest   Average
AVERAGE BALANCE SHEET                             Average       and       Yield/      Average       and       Yield/
(Dollars in thousands)                            Balance    Dividends     Rate       Balance    Dividends     Rate
                                                ----------   ---------   -------    ----------   ---------   -------
ASSETS
   Residential Real Estate Loans                $  726,299     13,708     7.55%     $  672,448     36,939      7.32%
   Commercial Loans                              1,513,258     29,687     7.78%      1,457,040     82,691      7.59%
   Consumer and Other Loans                        522,143     10,348     7.86%        502,827     28,867      7.68%
                                                ----------     ------               ----------   --------
      Total Loans                                2,761,700     53,743     7.72%      2,632,315    148,497      7.54%
   Tax -Exempt Investment Securities (1)           281,787      3,481     4.94%        282,807     10,428      4.92%
   Other Investment Securities                     625,273      6,668     4.27%        661,686     20,852      4.20%
                                                ----------     ------               ----------   --------
      Total Earning Assets                       3,668,760     63,892     6.97%      3,576,808    179,777      6.70%
                                                               ------                            --------
   Goodwill and Core Deposit Intangible             89,811                              87,991
      Other Non-Earning Assets                     193,102                             190,508
                                                ----------                          ----------
         TOTAL ASSETS                           $3,951,673                          $3,855,307
                                                ==========                          ==========

LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW Accounts                                 $  360,802        651     0.72%     $  365,672      1,823      0.67%
   Savings Accounts                                219,617        456     0.82%        232,489      1,535      0.88%
   Money Market Accounts                           607,185      5,221     3.41%        549,203     11,970      2.91%
   Certificates of Deposit                         842,722      9,023     4.25%        851,578     25,075      3.94%
   FHLB Advances                                   481,741      5,340     4.40%        484,396     14,553      4.02%
   Repurchase Agreements
      and Other Borrowed Funds                     323,413      4,196     5.15%        318,688     11,882      4.98%
                                                ----------     ------               ----------   -------
      Total Interest Bearing Liabilities         2,835,480     24,887     3.48%      2,802,026     66,838      3.19%
                                                               ------                            --------
   Non-interest Bearing Deposits                   703,737                             662,955
      Other Liabilities                             26,362                              31,143
                                                ----------                          ----------
         Total Liabilities                       3,565,579                           3,496,124
                                                ----------                          ----------
      Common Stock                                     332                                 326
      Paid-In Capital                              290,190                             273,724
      Retained Earnings                             97,864                              85,832
      Accumulated Other
         Comprehensive Income                       (2,292)                               (699)
                                                ----------                          ----------
         Total Stockholders' Equity                386,094                             359,183
                                                ----------                          ----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                   $3,951,673                          $3,855,307
                                                ==========                          ==========

      Net Interest Income                                     $39,005                            $112,939
                                                              =======                            ========
      Net Interest Spread                                                 3.49%                                3.51%
      Net Interest Margin
         on Average Earning Assets                                        4.22%                                4.22%
      Return on Average Assets  (annualized)                              1.58%                                1.53%
      Return on Average Equity  (annualized)                             16.24%                               16.42%

(1)  Excludes tax effect on non-taxable investment security income

17)  Recent Acquisitions

     On September 1, 2006, the Company completed the acquisition of First National Bank of Morgan with total assets of $89 million, loans of $41 million, and deposits of $67 million. The bank is a national banking association with its main office in Morgan, Utah and one branch office in Mountain Green, Utah. First National Bank of Morgan became the Company's tenth subsidiary bank and the first whole-bank acquisition in Utah, expanding Glacier's focused community bank strategy in Utah and complementing its two existing Utah branches. A portion of the purchase price was allocated to core deposit intangible of $896,000 and goodwill of $10,715,000.

     On October 1, 2006, the acquisition of Citizens Development Company was completed. Citizens Development Company is a Billings, Montana-based bank holding company that owns five community banks located throughout Montana, with principal banking offices in Billings, Lewistown, Hamilton, Columbia Falls and Chinook. At September 30, 2006, Citizens had total assets of $411 million, net loans of $308 million, total deposits of $361 million, and stockholders' equity of $37 million. A portion of the purchase price will be allocated to core deposit intangible and goodwill. As a condition to closing imposed by the bank regulators, the Company has entered into a definitive agreement with the Bank of the Rockies to divest of the Lewistown branch of its subsidiary, Western Security Bank. The Lewistown branch has approximately $19 million in loans and $26 million in deposits.

     Acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired banks are recorded by the Company at their respective fair values at the date of the acquisition and the results of operations are included with those of the Company since the date of acquisition. The excess of the Company's purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

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

                                      Three months       Nine months
IMPACT OF SFAS 123 (R)               ended Sept. 30,   ended Sept. 30,
(UNAUDITED $ in thousands, except   ----------------   ---------------
per share data)                       2006     2005     2006     2005
---------------------------------   -------   ------   ------   ------
Net earnings                        $15,806   13,575   44,101   38,185
Stock option compensation cost          519       --    1,703       --
                                    -------   ------   ------   ------
Pro forma net operating earnings    $16,325   13,575   45,804   38,185
                                    =======   ======   ======   ======
Diluted earnings per share          $  0.47     0.42     1.33     1.21
Stock option compensation cost         0.02       --     0.05       --
                                    -------   ------   ------   ------
Pro forma net operating earnings    $  0.49     0.42     1.38     1.21
                                    =======   ======   ======   ======

Recent Acquisitions

On September 1, 2006 the Company completed the acquisition of First National Bank of Morgan ("Morgan"), accordingly, results of operations and financial condition include Morgan from that date forward. The following table provides information on selected classification of assets and liabilities acquired:

                                  First National
(UNAUDITED - $ IN THOUSANDS)      Bank of Morgan
----------------------------    -----------------
Acquisition Date                September 1, 2006

Total assets                          88,519
Investments                            5,713
Net loans                             40,944
Non-interest bearing deposits         14,144
Interest bearing deposits             53,028

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from September 30, 2005 and December 31, 2005, to September 30, 2006.

                                     September 30,                  September 30,   $ change from   $ change from
                                          2006       December 31,        2005        December 31,   September 30,
ASSETS ($ IN THOUSANDS)               (unaudited)        2005        (unaudited)         2005            2005
-----------------------              -------------   ------------   -------------   -------------   -------------
Cash on hand and in banks             $  113,268        111,418         114,781          1,850          (1,513)
Investment securities, interest
   bearing deposits, FHLB stock,
   FRB stock, and fed funds              915,858        991,246       1,051,739        (75,388)       (135,881)
Loans:
   Real estate                           757,470        607,627         538,339        149,843         219,131
   Commercial                          1,560,433      1,357,051       1,282,978        203,382         277,455
   Consumer and other                    540,362        471,164         447,238         69,198          93,124
                                      ----------      ---------       ---------        -------        --------
      Total loans                      2,858,265      2,435,842       2,268,555        422,423         589,710
   Allowance for loan losses             (43,216)       (38,655)        (34,506)        (4,561)         (8,710)
                                      ----------      ---------       ---------        -------        --------
      Total loans net of
         allowance for loan losses     2,815,049      2,397,187       2,234,049        417,862         581,000
                                      ----------      ---------       ---------        -------        --------
Other assets                             282,521        206,493         189,311         76,028          93,210
                                      ----------      ---------       ---------        -------        --------
   Total Assets                       $4,126,696      3,706,344       3,589,880        420,352         536,816
                                      ==========      =========       =========        =======        ========

At September 30, 2006 total assets were $4.127 billion, which is $420 million, or 11 percent, greater than the December 31, 2005 assets of $3.706 billion. Without the acquisition of Morgan total assets increased $331 million, or 9 percent, from year end 2005. Of the $537 million increase in total assets since September 30, 2005, $296 million, or 8 percent, was from internal growth.

Total loans have increased $422 million from December 31, 2005, or 17 percent, with the growth occurring in all loan categories. The Morgan acquisition accounted for $42 million, or 2 percent of the increase. Including loans acquired, commercial loans have increased $203 million, or 15 percent, real estate loans gained $150 million, or 25 percent, and consumer loans grew by $69 million, or 15 percent. Total loans have increased $590 million, or 26 percent, with internal loan growth of $436 million, from September 30, 2005, with all loan categories showing increases. Including loans acquired, commercial loans increased the most, $277 million, or 22 percent, followed by real estate loans which increased $219 million, or 41 percent, which was the largest percentage gain, and consumer loans, which are primarily comprised of home equity loans, increasing by $93 million, or 21 percent.

Investment securities, including interest bearing deposits in other financial institutions, and federal funds sold have decreased $75 million from December 31, 2005, or 8 percent, and have declined $136 million, or 13 percent, from

September 30, 2005. Investment securities, without interest bearing deposits and federal funds sold, have decreased $125 million from December 31, 2005, and $182 million from September 30, 2005. Investments, including interest bearing deposits and federal funds sold, at September 30, 2006 represented 22% of total assets versus 29% the prior year, which is a result of the continued use of investment cash flow to fund loan growth.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the nine months ended September 30, 2006 and 2005 were $329 million and $331 million, respectively, and for the three months ended September 30, 2006 and 2005 were $119 million and $156 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at September 30, 2006 was approximately $170 million.

                                         September 30,                  September 30,   $ change from   $ change from
                                              2006       December 31,        2005        December 31,   September 30,
LIABILITIES ($ IN THOUSANDS)              (unaudited)        2005        (unaudited)         2005            2005
----------------------------             -------------   ------------   -------------   -------------   -------------
Non-interest bearing deposits              $  751,593        667,008        684,151         84,585          67,442
Interest bearing deposits                   2,099,742      1,867,704      1,702,977        232,038         396,765
Advances from Federal Home Loan Bank          377,104        402,191        654,368        (25,087)       (277,264)
Securities sold under agreements to
   repurchase and other borrowed funds        334,099        317,222        123,509         16,877         210,590
Other liabilities                              38,148         33,980         34,475          4,168           3,673
Subordinated debentures                       115,000         85,000         85,000         30,000          30,000
                                           ----------      ---------      ---------        -------         -------
      Total liabilities                    $3,715,686      3,373,105      3,284,480        342,581         431,206
                                           ==========      =========      =========        =======         =======

Non-interest bearing deposits have increased $85 million, or 13 percent, since December 31, 2005, and by $67 million, or 10 percent, since September 30, 2005. Acquisitions accounted for $14 million of the 2006 increase and $36 million of the increase from September 30, 2005. This low cost of funding continues to be a primary focus of each of our banks. Interest bearing deposits have increased $232 million since December 31, 2005, with Brokered and National Market CD's adding $68 million, and the Morgan acquisition adding $53 million to the total. Since September 30, 2005 interest bearing deposits have increased $397 million, or 23 percent, with $127 million of that amount from broker and Internet sources, and $140 million from acquisitions. Federal Home Loan Bank (FHLB) advances decreased $25 million, and repurchase agreements and other borrowed funds increased $17 million from December 31, 2005. FHLB advances are $277 million less than the September 30, 2005 balances due primarily to the above described increases in deposits and other funding sources including $163 million in U.S. Treasury Tax and Loan Term Auction funds, and $30 million additional subordinated debentures.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB. As of September 30, 2006, the Company had $928 million of available FHLB borrowing line of which $377 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                         September 30,                  September 30,   $ change from   $ change from
STOCKHOLDERS' EQUITY                          2006       December 31,        2005        December 31,   September 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)    (unaudited)        2005        (unaudited)         2005            2005
--------------------------------------   -------------   ------------   -------------   -------------   -------------
Common equity                              $408,556        332,418         301,192          76,138         107,364
Accumulated other comprehensive income        2,454            821           4,208           1,633          (1,754)
                                           --------        -------         -------         -------         -------
   Total stockholders' equity               411,010        333,239         305,400          77,771         105,610
Core deposit intangible, net, and
   goodwill                                 (97,494)       (87,114)        (79,898)        (10,380)        (17,596)
                                           --------        -------         -------         -------         -------
                                           $313,516        246,125         225,502          67,391          88,014
                                           ========        =======         =======         =======         =======
Stockholders' equity to total assets           9.96%          8.99%           8.51%
Tangible stockholders' equity to total
   tangible assets                             7.78%          6.80%           6.42%
Book value per common share                $  12.14          10.36            9.74            1.78            2.40
Market price per share at end of
   quarter                                 $  34.17          30.05           30.87            4.12            3.30

Total equity and book value per share amounts have increased $77.771 million and $1.78 per share, respectively, from December 31, 2005, the result of the secondary offering of 1 million shares on August 9, 2006, and 317,436 shares issued for the Morgan acquisition, earnings retention, stock options exercised, and an increase in other comprehensive income. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, decreased $1.754 million from September 30, 2005 and increased $1.633 million from year end, primarily a function of interest rate changes.

                                              September 30,                  September 30,
                                                   2006       December 31,        2005
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)    (unaudited)        2005        (unaudited)
-------------------------------------------   -------------   ------------   -------------
Allowance for loan losses                        $43,216        $38,655         $34,506
Non-performing assets                            $ 9,505         10,089           7,862
Allowance as a percentage of non performing
   assets                                            455%           383%            439%
Non-performing assets as a percentage of
   total bank assets                                0.22%          0.26%           0.22%
Allowance as a percentage of total loans            1.51%          1.59%           1.52%
Net charge-offs as a percentage of loans            0.00%          0.02%           0.02%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total bank assets at September 30, 2006 were at .22 percent, the same percentage as at September 30, 2005, but decreasing slightly from .26 percent at December 31, 2005. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .43 percent at June 30, 2006, the most recent information available. The allowance for loan losses was 455 percent of non-performing assets at September 30, 2006, up from 439 percent a year ago. The allowance, including $3.555 million from acquisitions, has increased $8.710 million, or 25 percent, from a year ago. The allowance of $43.216 million, is 1.51 percent of September 30, 2006 total loans outstanding, down slightly from the 1.52 percent a year ago. The provision for loan losses expense was $3.840 million for the first nine months of 2006, a decrease of $809,000, or 17 percent, from the same period in 2005. Net charged off loans was $42 thousand, or .001% of loans, for the nine months ended September 30, 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

 RESULTS OF OPERATIONS -- THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

The Company reported net quarterly earnings of $15.806 million, an increase of $2.231 million, or 16 percent, over the $13.575 million for the third quarter of 2005. Net quarterly earnings were reduced by $519,000, or $0.02 per share, due to the January 1, 2006 adoption of SFAS 123(R) Share-based Payment which requires recording the estimated fair value of stock options as compensation expense. Diluted earnings per share for the quarter of $0.47 is an increase of 12 percent over the per share earnings of $0.42 for the same quarter of 2005. Excluding the affects of SFAS 123(R), diluted earnings per share would have been $0.49, or an increase of 17 percent over the prior year quarter. Annualized return on average assets and return on average equity for the quarter were 1.58 percent and 16.24 percent, respectively, which compares with prior year returns for the third quarter of 1.52 percent and 17.88 percent.

                                      Three months ended September 30,
REVENUE SUMMARY                   ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)        2006      2005    $ change   % change
----------------------------      -------   -------   --------   --------
Net interest income               $39,005   $33,760    $5,245       16%
Non-interest income
   Service charges, loan fees,
      and other fees                9,403     8,381     1,022       12%
   Gain on sale of loans            2,992     3,258      (266)      -8%
   Loss on sale of investments         (3)       (1)       (2)     200%
   Other income                     1,370       698       672       96%
                                  -------   -------    ------      ---
      Total non-interest income    13,762    12,336     1,426       12%
                                  -------   -------    ------      ---
                                  $52,767   $46,096    $6,671       14%
                                  =======   =======    ======      ===
Tax equivalent net interest
   margin                            4.28%     4.24%
                                  =======   =======

Net Interest Income

Net interest income for the quarter increased $5.245 million, or 16 percent, over the same period in 2005, and $1.379 million from the second quarter of 2006. Total interest income increased $14.322 million from the prior year's quarter, or 29 percent, while total interest expense increased $9.077 million, or 57 percent. The increase in interest expense is primarily attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 continuing into 2006. The net interest margin as a percentage of earning assets for the quarter, on a tax equivalent basis, was
4.28 percent which was 4 basis points higher than the 4.24 percent result for the third quarter of 2005. The margin for the third quarter of 2006 decreased 6 basis points from the second quarter of 2006 margin of 4.34 percent, primarily a result of the continued increase in funding costs. Issuing the $30 million subordinated debentures in advance of acquisitions also reduced net interest income by approximately $62,000 in the third quarter of 2006.

Non-interest Income

Fee income increased $1.022 million, or 12 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans decreased $266 thousand, or 8 percent, from the third quarter of last year. Loan origination volume in our markets for housing construction continues to remain very active by historical standards and the recent decline was expected with the slow down from unprecedented activity last year and as interest rates increased. Other income rose $672,000 of which $543,000 was non-recurring bank owned life insurance proceeds.

                                            Three months ended September 30,
NON-INTEREST EXPENSE SUMMARY            ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)              2006      2005    $ change   % change
----------------------------            -------   -------   --------   --------
Compensation and employee benefits      $15,992   $13,685    $2,307       17%
Occupancy and equipment expense           3,875     3,356       519       15%
Outsourced data processing                  620       615         5        1%
Core deposit intangibles amortization       411       388        23        6%
Other expenses                            6,946     6,132       814       13%
                                        -------   -------    ------      ---
   Total non-interest expense           $27,844   $24,176    $3,668       15%
                                        =======   =======    ======      ===

Non-interest Expense

Non-interest expense increased by $3.668 million, or 15 percent, from the same quarter of 2005. Compensation and benefit expense increased $2.307 million, or 17 percent. Excluding SFAS 123(R) compensation cost of $726 thousand the increase would have been 12 percent. The remaining increase in compensation and benefit expense was primarily attributed to four acquisitions during 2005 and normal compensation increases for job performance and increased costs for benefits. The number of full-time-equivalent employees has increased from 1,052 to 1,200, an 14 percent increase, since September 30, 2005. Occupancy and equipment expense increased $519 thousand, or 15 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades. Other expenses increased $814 thousand, or 13 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 53 percent for the 2006 quarter, up from 52 percent for the 2005 quarter.

     OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
                               SEPTEMBER 30, 2005

Net earnings for the nine months ended September 30, 2006 were $44.101 million, which is an increase of $5.916 million, or 15 percent over the prior year. Diluted earnings per share of $1.33 is an increase of 10 percent over the $1.21 earned in the first nine months of 2005. Excluding SFAS 123(R) compensation costs of $1.703 million, diluted earnings per share increased 14 percent for the first nine months of 2006. The 2006 nine month annualized return on average assets and return on average equity was 1.53 percent and 16.42 percent, respectively, which compares with prior year nine month returns of 1.51 percent and 17.67 percent.

                                          Nine months ended September 30,
REVENUE SUMMARY                      -----------------------------------------
(UNAUDITED - $ IN THOUSANDS)           2006       2005     $ change   % change
----------------------------         --------   --------   --------   --------
Net interest income                  $112,939   $ 94,303   $18,636       20%
Non-interest income
   Service charges, loan fees, and
      other fees                       26,969     22,713     4,256       19%
   Gain on sale of loans                7,952      8,234      (282)      -3%
   Loss on sale of investments             (3)      (138)      135      -98%
   Other income                         2,898      2,148       750       35%
                                     --------   --------   -------      ---
      Total non-interest income        37,816     32,957     4,859       15%
                                     --------   --------   -------      ---
                                     $150,755   $127,260   $23,495       18%
                                     ========   ========   =======      ===
Tax equivalent net interest margin       4.33%      4.17%
                                     ========   ========

Net Interest Income

Net interest income for the nine months increased $18.636 million, or 20 percent, over the same period in 2005. Total interest income increased $43.155 million, or 32 percent, while total interest expense increased $24.519 million, or 58 percent. The increase in interest expense is primarily attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 and continuing in 2006. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.33 percent which was 16 basis points higher than the 4.17 percent result for 2005.

Non-interest Income

Total non-interest income increased $4.859 million, or 15 percent in 2006. Fee income increased $4.256 million, or 19 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer products and services offered. Gain on sale of loans decreased $282 thousand, or 3 percent, from the first nine months of last year. Loan origination volume in our markets for housing continues to remain very active by historical standards and the recent decline was expected with the slow down from unprecedented activity last year. Other income increased $750,000 of which $543,000 was non-recurring bank owned life insurance proceeds.

                                         Nine months ended September 30,
NON-INTEREST EXPENSE SUMMARY         ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)           2006      2005    $ change   % change
----------------------------         -------   -------   --------   --------
Compensation and employee benefits   $47,042   $37,103    $ 9,939      27%
Occupancy and equipment expense       10,797     9,363      1,434      15%
Outsourced data processing             2,022     1,270        752      59%
Core deposit intangibles
   amortization                        1,231     1,055        176      17%
Other expenses                        19,529    16,935      2,594      15%
                                     -------   -------    -------     ---
   Total non-interest expense        $80,621   $65,726    $14,895      23%
                                     =======   =======    =======     ===

Non-interest Expense

Non-interest expense increased by $14.895 million, or 23 percent, from the same nine months of 2005. Compensation and benefit expense increased $9.939 million, or 27 percent. Excluding SFAS 123(R) compensation cost of $2.410 million the increase would have been 20 percent. The remaining increase in compensation and benefit expense was primarily attributed to four acquisitions during 2005, the addition of five new bank branches in 2006, and normal compensation increases for job performance and increased costs for benefits. Occupancy and equipment expense increased $1.434 million, or 15 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $2.594 million, or 15 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased to 53 percent from 52 percent for the first nine months of 2005 largely a result of the recent acquisitions and branch openings.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2006, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

There have not been any material changes to the Company's risk factors during the third quarter 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)  Not Applicable

     (b)  Not Applicable

     (c)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  None

     (b)  Not Applicable

     (c)  None

     (d)  None

ITEM 5. OTHER INFORMATION

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 6. EXHIBITS

          Exhibit 31.1 -- Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes -- Oxley Act of 2002

          Exhibit 31.2 -- Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes -- Oxley Act of 2002

          Exhibit 32   -- Certification of Chief Executive Officer and Chief
                          Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLACIER BANCORP, INC.


November 6, 2006                        /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


November 6, 2006                        /s/ James H. Strosahl
                                        ----------------------------------------
                                        James H. Strosahl
                                        Executive Vice President/CFO