Form 10-K
period 2006-12-31
GLACIER BANCORP INC
filed 2007-02-28
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2006 or

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

                          Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  X  Yes     No
                                           ---     ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes  X  No
                                                    ---     ---

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

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

 X  Large accelerated filer     Accelerated filer     Non-accelerated filer
---                         ---                   ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2006 (the last business day of the most recent second quarter), was $896,894,735 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).

As of February 16, 2007, there were issued and outstanding 52,598,037 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2007 Annual Meeting Proxy Statement dated March 30, 2007 are incorporated by reference into Part III of this Form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2006
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.
Item 1.     Business                                                          3
Item 1a     Risk Factors                                                     25
Item 1b     Unresolved Staff Comments                                        26
Item 2.     Properties                                                       26
Item 3.     Legal Proceedings                                                26
Item 4.     Submission of Matter to a Vote of Security Holders               26

PART II.
Item 5.     Market for the Registrant's Common Equity, Related
               Stockholder Matters, and Issuer Purchase of Equity
               Securities                                                    27
Item 6.     Selected Financial Data                                          28
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           30
Item 7a.    Quantitative and Qualitative Disclosure about Market Risk        41
Item 8.     Financial Statements and Supplementary Data                      41
Item 9.     Changes in and Disagreements with Accountants in Accounting
               and Financial Disclosures                                     81
Item 9a.    Controls and Procedures                                          82
Item 9b.    Other Information                                                82

PART III.
Item 10.    Directors and Executive Officers and Corporate Governance        82
Item 11.    Executive Compensation                                           83
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                                83
Item 13.    Certain Relationships and Related Transactions, and Director
               Independence                                                  83
Item 14     Principal Accountant Fees and Services                           83

PART IV.
Item 15.    Exhibits and Financial Statement Schedules                       83

                                     PART I.

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," and "anticipate" and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its strategy to grow its business through internal growth complimented by selective acquisitions at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company's ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 86 banking offices in Montana, Idaho, Wyoming, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company is the parent holding company of nineteen wholly-owned subsidiaries including fifteen banking subsidiaries and four trust subsidiaries. The banking subsidiaries are Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, First Citizens Bank, N.A., all located in Montana, Mountain West Bank ("Mountain West") located in Idaho, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah. The trust subsidiaries are Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), and Citizens (ID) Statutory Trust I ("Citizens Trust I"). The trust subsidiaries are not consolidated for financial statement purposes.

The Company formed Glacier Trust IV as a financing subsidiary on August 15, 2006. Glacier Trust IV issued 30,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 7.235 percent for the first five years and then converts to a three month LIBOR plus 1.57 percent rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by September 15, 2036. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust IV.

The Company formed Glacier Trust III as a financing subsidiary on January 31, 2006. Glacier Trust III issued 35,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 6.078 percent for the first five years and then converts to a three month LIBOR plus 1.29 percent rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2036. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust III.

In connection with the acquisition of Citizens on April 1, 2005, the Company acquired Citizens Trust I which was formed on June 7, 2004. On June 17, 2004, Citizens Trust I issued 5,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of the three month LIBOR plus 2.65 percent rate adjustable quarterly from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by June 17, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Citizens Trust I.

The Company formed Glacier Trust II as a financing subsidiary on March 24, 2004. Glacier Trust II issued 45,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 5.788 percent for the first five years and then converts to a three month LIBOR plus 2.75 percent rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust II.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT AND PENDING ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities in existing and contiguous markets. On October 1, 2006, Citizens Development Company and its five banking subsidiaries located across Montana was acquired by the Company. On September 1, 2006, Morgan and its one branch office in Mountain Green, Utah was acquired. On October 31, 2005, First State Bank in Thompson Falls, Montana was acquired. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary bank Citizens Community Bank in Pocatello, Idaho was acquired. Citizens Community Bank operates four branches, two in Pocatello, one in Ammon, and one in Rexburg, Idaho. On February 28, 2005, First National Bank-West Co. and its subsidiary bank 1st Bank in Evanston, Wyoming was acquired. 1st Bank maintains seven branches, its main and a second branch in Evanston, Wyoming, and five additional branches in Afton, Alpine, Kemmerer, Pinedale, and Mountain View, Wyoming.

On January 22, 2007, a definitive agreement to acquire North Side State Bank of Rock Springs, Wyoming, was announced. As of September 30, 2006 North Side had total assets of $121 million and deposits of approximately $100 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, North Side will be merged into 1st Bank, the Company's Evanston, Wyoming subsidiary.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. All subsidiary banks, except Western Bank of Chinook, N.A., are members of the Federal Home Loan Bank ("FHLB") of Seattle, which is one of twelve banks which comprise the Federal Home Loan Bank System. All subsidiaries, with the exception of Mountain West, Citizens, Citizens State Bank, and First Citizens Bank of Billings, are members of the Federal Reserve Bank ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2006

The following is a list of the Parent and subsidiary bank main office locations as of December 31, 2006:

Glacier Bancorp, Inc.              49 Commons Loop, Kalispell, MT 59901             (406) 756-4200
Mountain West                      125 Ironwood Drive, Coeur d'Alene, Idaho 83814   (208) 765-0284
Glacier                            202 Main Street, Kalispell, MT 59901             (406) 756-4200
First Security                     1704 Dearborn, Missoula, MT 59801                (406) 728-3115
First National Bank of Lewistown   224 West Main, Lewistown, MT 59457               (406) 538-7471
Western Bank of Chinook            327 Indiana Street, Chinook, MT 59523            (406) 357-2244
Western                            2929 3rd Avenue North, Billings, MT 59101        (406) 238-8100
1st Bank                           1001 Main Street, Evanston, WY 82930             (307) 789-3864
Big Sky                            4150 Valley Commons, Bozeman, MT, 59718          (406) 587-2922
Valley                             3030 North Montana Avenue, Helena, MT 59601      (406) 495-2400
Whitefish                          319 East Second Street, Whitefish, MT 59937      (406) 751-4930
Citizens                           280 South Arthur, Pocatello, ID 83204            (208) 232-5373
Morgan                             120 North State, Morgan, UT 84050                (801) 829-3402

See "Item 2.  Properties."

                      FINANCIAL INFORMATION ABOUT SEGMENTS

The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2006:

                                          |------------------------|
                                          | Glacier Bancorp, Inc.  |
                                          |(Parent Holding Company)|
                                          |------------------------|
                                                      |
|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|  Mountain West Bank   | |       Glacier Bank      | | |  First Security Bank | |   Citizens Development  |
| (ID Commercial bank)  | |   (MT Commercial bank)  | | |      of Missoula     | | Company - 5 Subsidiaries|
|                       | |                         | | | (MT Commercial bank) | |   (MT Commercial Bank)  |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | |----------------------| |-------------------------|
| Western Security Bank | |         1st Bank        | | |        Big Sky       | |        Valley Bank      |
| (MT Commercial bank)  | |   (WY Commercial bank)  | | |     Western Bank     | |         of Helena       |
|                       | |                         | | | (MT Commercial Bank) | |   (MT Commercial bank)  |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|      Glacier Bank     | | Citizens Community Bank | | | First National Bank  | |                         |
|      of Whitefish     | |   (ID Commercial bank)  | | |       of Morgan      | |Glacier Capital Trust II |
|  (MT Commercial bank) | |                         | | | (UT Commercial bank) | |                         |
|-----------------------| |-------------------------| | | -------------------- | |-------------------------|
                                                      |
       |----------------------------| |--------------------------| |---------------------------------|
       | Glacier Capital Trust I II | | Glacier Capital Trust IV | | Citizens (ID) Statutory Trust I |
       |----------------------------| |--------------------------| |---------------------------------|

Development Company ("CDC") during 2006 are one reporting segment for purposes of financial reporting for the year ended December 31, 2006. These subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. It is anticipated that during June of 2007, Western Bank of Chinook will merge into First National Bank of Lewistown.

For information regarding the holding company, as separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and Note 16 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The business of the Company's banking subsidiaries (collectively referred to hereafter as "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks' principal sources of revenue are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal sources of expenses are interest on deposits, FHLB advances, repurchase agreements, subordinated debentures, and other borrowings, as well as general and administrative expenses.

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

                                            Mountain West                    Glacier                    First Security
                                    ----------------------------   ---------------------------   ---------------------------
     (Dollars in thousands)           2006       2005      2004      2006      2005      2004      2006      2005      2004
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Condensed Income Statements
Net interest income                 $ 36,133    29,607    22,552    29,176    26,508    24,541    29,443    24,839    24,372
Noninterest income                    16,442    15,812    12,315    10,020     9,136     8,652     5,236     3,990     3,684
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Total revenues                        52,575    45,419    34,867    39,196    35,644    33,193    34,679    28,829    28,056
Provision for loan losses             (1,500)   (1,897)   (1,320)     (900)   (1,500)   (1,075)     (600)     (630)     (600)
Core deposit intangible expense         (219)     (214)     (210)     (239)     (252)     (276)     (317)     (202)     (216)
Other noninterest expense            (31,057)  (26,006)  (21,290)  (17,616)  (16,016)  (14,980)  (14,675)  (11,141)  (10,184)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Pretax earnings                       19,799    17,302    12,047    20,441    17,876    16,862    19,087    16,856    17,056
Income tax expense                    (6,163)   (5,886)   (3,769)   (6,949)   (6,096)   (5,704)   (6,119)   (5,505)   (5,572)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Net income                          $ 13,636    11,416     8,278    13,492    11,780    11,158    12,968    11,351    11,484
                                    ========   =======   =======   =======   =======   =======   =======   =======   =======
Average Balance Sheet Data
Total assets                        $843,438   706,711   582,923   739,958   678,782   631,213   740,497   641,311   602,407
Total loans                          634,745   473,639   347,718   530,354   442,151   366,627   490,591   366,927   317,793
Total deposits                       622,937   504,063   394,149   454,510   398,969   365,746   472,679   367,375   347,481
Stockholders' equity                  89,651    74,357    63,710    74,096    67,513    62,230    87,685    63,231    53,247

End of Year Balance Sheet Data
Total assets                         918,985   779,538   629,205   756,545   731,468   646,523   747,338   769,094   626,341
Loans, net                           701,390   544,429   382,819   568,587   462,761   398,187   488,242   453,814   326,826
Total deposits                       693,323   558,280   431,662   457,807   424,739   393,655   480,192   476,253   359,918
Stockholders' equity                  98,954    80,008    67,002    76,986    69,257    64,207    90,048    83,447    56,004

Performance Ratios
Return on average assets                1.62%     1.62%     1.42%     1.82%     1.74%     1.77%     1.75%     1.77%     1.91%
Return on average equity               15.21%    15.35%    12.99%    18.21%    17.45%    17.93%    14.79%    17.95%    21.57%
Efficiency ratio                       59.49%    57.73%    61.66%    45.55%    45.64%    45.96%    43.23%    39.35%    37.07%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        10.39%     9.43%    10.20%    11.12%    11.76%    13.22%    13.58%    13.25%    12.47%
Tier II risk-based capital ratio       11.56%    10.63%    11.39%    12.27%    12.95%    14.35%    14.84%    14.50%    13.72%
Leverage capital ratio                  8.52%     7.38%     7.16%     9.43%     9.34%     8.90%    10.47%    10.06%     8.27%
Full time equivalent employees           304       268       220       198       189       187       162       166       119
Locations                                 22        20        16        10        10        11        11        11         9

                                                 CDC                         Western                       1st Bank
                                    ----------------------------   ---------------------------   ---------------------------
      (Dollars in thousands)          2006       2005      2004      2006      2005      2004      2006      2005      2004
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Condensed Income Statements
Net interest income                 $  5,252      --        --      14,095    14,522    15,663    11,525     8,179      --
Noninterest income                       898      --        --       5,245     3,966     3,583     2,939     2,340      --
                                    --------     ---       ---     -------   -------   -------   -------   -------     ---
Total revenues                         6,150      --        --      19,340    18,488    19,246    14,464    10,519      --
Provision for loan losses                 --      --        --          --        --        --      (300)     (251)     --
Core deposit intangible expense         (358)     --        --        (199)     (224)     (279)     (408)     (371)     --
Other noninterest expense             (2,760)     --        --     (10,598)   (9,741)   (9,016)   (8,153)   (5,636)     --
                                    --------     ---       ---     -------   -------   -------   -------   -------     ---
Pretax earnings                        3,032      --        --       8,543     8,523     9,951     5,603     4,261      --
Income tax expense                    (1,081)     --        --      (1,325)   (2,488)   (3,039)   (2,358)   (1,401)     --
                                    --------     ---       ---     -------   -------   -------   -------   -------     ---
Net income                          $  1,951      --        --       7,218     6,035     6,912     3,245     2,860      --
                                    ========     ===       ===     =======   =======   =======   =======   =======     ===

Average Balance Sheet Data
Total assets                        $117,771      --        --     420,498   440,771   453,151   305,340   235,200      --
Total loans                           77,823      --        --     241,597   224,213   213,487   133,541    85,723      --
Total deposits                        93,037      --        --     260,657   222,765   214,602   237,589   189,723      --
Stockholders' equity                  20,662      --        --      50,695    50,054    48,731    42,308    34,932      --

End of Year Balance Sheet Data
Total assets                         461,049      --        --     406,131   431,640   446,502   324,560   304,196      --
Loans, net                           296,225      --        --     238,431   231,817   210,181   152,197   111,682      --
Total deposits                       362,672      --        --     250,158   269,494   207,711   255,834   244,336      --
Stockholders' equity                  81,221      --        --      51,031    49,458    49,095    43,911    41,577      --

Performance Ratios
Return on average assets                1.66%     --        --        1.72%     1.37%     1.53%     1.06%     1.22%     --
Return on average equity                9.44%     --        --       14.24%    12.06%    14.18%     7.67%     8.19%     --
Efficiency ratio                       50.70%     --        --       55.83%    53.90%    48.30%    59.19%    57.11%     --

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        10.88%     --        --       15.12%    14.97%    15.38%    10.24%    11.59%     --
Tier II risk-based capital ratio       12.14%     --        --       16.39%    16.22%    16.63%    11.49%    12.85%     --
Leverage capital ratio                  9.01%     --        --       11.55%    10.36%     9.67%     6.50%     6.28%     --
Full time equivalent employees           122      --        --         115       112       110        94        87      --
Locations                                 10      --        --           7         7         7         7         7      --

                                               Big Sky                        Valley                      Whitefish
                                    ----------------------------   ---------------------------   ---------------------------
      (Dollars in thousands)          2006       2005      2004      2006      2005      2004      2006      2005      2004
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Condensed Income Statements
Net interest income                 $ 12,054    11,540     9,361     9,893     9,444     8,959     6,958     6,527     6,393
Noninterest income                     2,781     2,475     2,249     3,938     3,509     2,940     1,654     1,916     1,419
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Total revenues                        14,835    14,015    11,610    13,831    12,953    11,899     8,612     8,443     7,812
Provision for loan losses               (305)     (965)     (510)     (485)     (375)     (440)     (180)     (300)     (250)
Core deposit intangible expense          (23)      (26)      (33)      (43)      (48)      (60)       --        --        --
Other noninterest expense             (6,561)   (5,509)   (5,190)   (7,649)   (6,787)   (6,020)   (4,003)   (3,428)   (3,280)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Pretax earnings                        7,946     7,515     5,877     5,654     5,743     5,379     4,429     4,715     4,282
Income tax (expense) benefit          (2,703)   (2,819)   (2,157)   (1,626)   (1,783)   (1,632)   (1,476)   (1,698)   (1,457)
                                    --------   -------   -------   -------   -------   -------   -------   -------   -------
Net income                          $  5,243     4,696     3,720     4,028     3,960     3,747     2,953     3,017     2,825
                                    ========   =======   =======   =======   =======   =======   =======   =======   =======

Average Balance Sheet Data
Total assets                        $274,077   263,479   224,968   261,959   245,486   229,243   182,595   167,704   161,364
Total loans                          216,530   195,547   146,579   167,735   135,394   110,228   138,884   115,030    88,614
Total deposits                       201,930   164,687   120,900   185,475   160,948   144,351   125,640    90,212    77,681
Stockholders' equity                  29,259    23,725    19,287    23,166    21,201    19,188    15,967    14,763    13,129

End of Year Balance Sheet Data
Total assets                         274,888   267,402   241,056   269,442   254,437   241,518   187,704   174,069   169,411
Loans, net                           218,482   203,869   161,761   177,507   151,204   119,626   142,480   125,512   102,746
Total deposits                       223,605   191,040   132,853   183,233   174,059   146,660   121,100   112,790    98,605
Stockholders' equity                  31,282    26,581    20,567    24,247    21,809    20,052    16,918    14,847    13,839

Performance Ratios
Return on average assets                1.91%     1.78%     1.65%     1.54%     1.61%     1.63%     1.62%     1.80%     1.75%
Return on average equity               17.92%    19.79%    19.29%    17.39%    18.68%    19.53%    18.49%    20.44%    21.52%
Efficiency ratio                       44.38%    39.49%    44.99%    55.61%    52.77%    51.10%    46.48%    40.60%    41.99%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        11.50%    10.10%     9.22%    11.21%    11.56%    12.38%    11.50%    10.06%    11.67%
Tier II risk-based capital ratio       12.75%    11.36%    10.48%    12.46%    12.79%    13.62%    12.75%    11.21%    12.91%
Leverage capital ratio                 10.76%     9.24%     7.88%     8.14%     8.00%     7.58%     8.97%     8.44%     7.75%
Full time equivalent employees            78        68        59        77        71        65        43        40        40
Locations                                  5         4         4         6         6         6         2         2         2

                                                                              First
                                              Citizens               National Bank of Morgan                 Other
                                    ----------------------------   ---------------------------   -----------------------------
      (Dollars in thousands)          2006       2005      2004      2006      2005      2004      2006       2005       2004
                                    --------   -------   -------   -------   -------   -------   --------   --------   -------
Condensed Income Statements
Net interest income                 $  8,247     5,013      --       1,090      --        --       (5,578)    (6,172)   (4,448)
Noninterest income                     2,161     1,902      --         318      --        --          210       (420)     (277)
                                    --------   -------     ---      ------     ---       ---     --------   --------   -------
Total revenues                        10,408     6,915      --       1,408      --        --       (5,368)    (6,592)   (4,725)
Provision for loan losses               (900)     (105)     --         (22)     --        --           --         --        --
Core deposit intangible expense         (164)     (133)     --         (54)     --        --           --         --        --
Other noninterest expense             (5,898)   (4,052)     --        (651)     --        --         (905)    (1,140)   (1,099)
                                    --------   -------     ---      ------     ---       ---     --------   --------   -------
Pretax earnings                        3,446     2,625      --         681      --        --       (6,273)    (7,732)   (5,824)
Income tax (expense) benefit          (1,507)   (1,022)     --        (248)     --        --          298      3,387     2,316
                                    --------   -------     ---      ------     ---       ---     --------   --------   -------
Net income                          $  1,939     1,603      --         433      --        --       (5,975)    (4,345)   (3,508)
                                    ========   =======     ===      ======     ===       ===     ========   ========   =======

Average Balance Sheet Data
Total assets                        $159,576   102,341      --      31,734      --        --      (62,355)   (30,122)   11,847
Total loans                          130,232    78,831      --      15,028      --        --       (4,535)    (3,414)     (346)
Total deposits                       120,464    80,939      --      24,729      --        --      (20,017)   (19,747)  (21,615)
Stockholders' equity                  24,420    16,977      --       6,873      --        --      (82,687)   (69,429)  (26,154)

End of Year Balance Sheet Data
Total assets                         172,517   144,161      --      95,991      --        --     (147,411)  (149,661)   10,181
Loans, net                           137,779   113,222      --      45,302      --        --       (1,098)    (1,123)     (341)
Total deposits                       128,317   110,023      --      75,348      --        --      (24,056)   (26,302)  (41,356)
Stockholders' equity                  25,549    23,029      --      20,308      --        --     (104,312)   (76,774)  (20,582)

Performance Ratios
Return on average assets                1.22%     1.57%     --       1.36%      --        --
Return on average equity                7.94%     9.44%     --       6.30%      --        --
Efficiency ratio                       58.24%    60.52%     --      50.07%      --        --
                                                            --                  --        --
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        10.53%    10.35%     --      15.63%      --        --
Tier II risk-based capital ratio       11.78%    11.60%     --      16.88%      --        --
Leverage capital ratio                  9.81%     9.51%     --      10.29%      --        --
Full time equivalent employees            55        51      --          23      --        --           85         73        57
Locations                                  4         4      --           2      --        --

                                               Consolidation
                                    ----------------------------------
(Dollars in thousands)                 2006         2005        2004
                                    ----------   ---------   ---------
Condensed Income Statements
Net interest income                 $  158,288     130,007     107,393
Noninterest income                      51,842      44,626      34,565
                                    ----------   ---------   ---------
Total revenues                         210,130     174,633     141,958
Provision for loan losses               (5,192)     (6,023)     (4,195)
Core deposit intangible expense         (2,024)     (1,470)     (1,074)
Other noninterest expense             (110,526)    (89,456)    (71,059)
                                    ----------   ---------   ---------
Pretax earnings                         92,388      77,684      65,630
Income tax (expense) benefit           (31,257)    (25,311)    (21,014)
                                    ----------   ---------   ---------
Net income                          $   61,131      52,373      44,616
                                    ==========   =========   =========
Average Balance Sheet Data
Total assets                        $4,015,088   3,451,663   2,897,116
Total loans                          2,772,525   2,114,041   1,590,700
Total deposits                       2,779,630   2,159,934   1,643,295
Stockholders' equity                   382,095     297,324     253,368

End of Year Balance Sheet Data
Total assets                         4,467,739   3,706,344   3,010,737
Loans, net                           3,165,524   2,397,187   1,701,805
Total deposits                       3,207,533   2,534,712   1,729,708
Stockholders' equity                   456,143     333,239     270,184

Performance Ratios
Return on average assets                  1.52%       1.52%       1.54%
Return on average equity                 16.00%      17.62%      17.61%

Efficiency ratio                         53.56%      52.07%      50.81%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio          12.10%      12.00%      15.06%
Tier II risk-based capital ratio         13.35%      13.26%      16.31%
Leverage capital ratio                    9.77%       9.17%      10.16%
Full time equivalent employees           1,356       1,125         857
Locations                                   86          71          55

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

MARKET AREA

The Company has 86 locations in thirty counties within five states including Montana, Idaho, Wyoming, Utah, and Washington. The Company has fifty-one offices that serve northwest and west central Montana. In Idaho, there are twenty-one locations serving southeast, northern and south central Idaho. In Wyoming, there are seven locations concentrated in southwest Wyoming. In Utah there are four locations. In Washington, there are three locations.

The market area's economic base primarily focuses on tourism, construction, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, large lakes, and rural scenic areas. Construction results from the high population growth that has occurred in the market areas, in particular Idaho and western Montana.

COMPETITION

Based on the FDIC summary of deposits survey as of June 30, 2006, the Company has approximately 23 percent of the total FDIC insured deposits in the thirteen counties that it services in Montana. In Idaho, the Company has approximately 5 percent of the deposits in the nine counties that it services. In Wyoming, 1st Bank has 36 percent of the deposits in the three counties it services. In

Utah, the Company has 13 percent of the deposits in the three counties it services. In Washington, Mountain West has 61 percent of the deposits in Pend Oreille County.

There are a large number of depository institutions including savings banks, commercial banks, and credit unions in the counties in which the Company has offices. The Banks, like other depository institutions, are operating in a rapidly changing environment. Non-depository financial service institutions, primarily in the securities and insurance industries, have become competitors for retail savings and investment funds. Mortgage banking/brokerage firms are actively competing for residential mortgage business. In addition to offering competitive interest rates, the principal methods used by banking institutions to attract deposits include the offering of a variety of services including on-line banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

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

AVERAGE BALANCE SHEET

                                       For the year ended 12-31-06     For the year ended 12-31-05     For the year ended 12-31-04
                                     ------------------------------  ------------------------------  ------------------------------
                                                  Interest  Average               Interest  Average               Interest  Average
                                       Average      and      Yield/    Average      and      Yield/    Average      and      Yield/
(Dollars in Thousands)                 Balance   Dividends    Rate     Balance   Dividends    Rate     Balance   Dividends    Rate
                                     ----------  ---------  -------  ----------  ---------  -------  ----------  ---------  -------
ASSETS
   Residential First Mortgage        $  702,530     52,219    7.43%  $  508,105     34,506    6.79%  $  346,575     22,942    6.62%
   Commercial Loans                   1,550,481    119,215    7.69%   1,188,925     81,359    6.84%     924,798     57,312    6.20%
   Consumer and Other Loans             519,514     40,284    7.75%     417,011     28,696    6.88%     319,327     20,331    6.37%
                                     ----------   --------           ----------   --------           ----------   --------
      Total Loans                     2,772,525    211,718    7.64%   2,114,041    144,561    6.84%   1,590,700    100,585    6.32%
   Tax-exempt Investment
      Securities (1)                    282,883     13,901    4.91%     283,031     13,867    4.90%     281,743     13,917    4.94%
   Taxable Investment Securities        652,176     27,707    4.25%     806,143     31,557    3.91%     844,051     32,783    3.88%
                                     ----------   --------           ----------   --------           ----------   --------
      Total Earning Assets            3,707,584    253,326    6.83%   3,203,215    189,985    5.93%   2,716,494    147,285    5.42%
                                                  --------                        --------                        --------
   Goodwill and Intangibles             102,789                          73,640                          42,597
   Non-Earning Assets                   204,715                         174,808                         138,025
                                     ----------                      ----------                      ----------
      TOTAL ASSETS                   $4,015,088                      $3,451,663                      $2,897,116
                                     ==========                      ==========                      ==========
LIABILITIES
   NOW Accounts                      $  389,042      2,976    0.77%  $  317,334        889    0.28%  $  259,279        474    0.18%
   Savings Accounts                     243,333      2,336    0.96%     209,004      1,130    0.54%     159,237        471    0.30%
   Money Market Demand Accounts         584,467     18,043    3.09%     483,423      7,552    1.56%     402,157      3,776    0.94%
   Certificate Accounts                 860,092     34,792    4.05%     567,818     16,134    2.84%     422,342      9,333    2.21%
   Advances from FHLB                   487,112     20,460    4.20%     673,904     21,489    3.19%     791,245     18,540    2.34%
   Securities Sold Under
      agreements to Reprchase
      and Other Borrowed Funds          329,787     16,431    4.98%     287,991     12,784    4.44%     181,461      7,298    4.02%
                                     ----------   --------           ----------   --------           ----------   --------
      Total Interest Bearing
         Liabilities                  2,893,833     95,038    3.28%   2,539,474     59,978    2.36%   2,215,721     39,892    1.80%
                                                  --------                        --------                        --------
      Non-interest Bearing Deposits     702,696                         582,355                         400,280
      Other Liabilities                  36,464                          32,510                          27,747
                                     ----------                      ----------                      ----------
      Total Liabilities               3,632,993                       3,154,339                       2,643,748
                                     ----------                      ----------                      ----------
STOCKHOLDERS' EQUITY
   Common Stock                             497                             469                             458
   Paid-In Capital                      291,015                         239,907                         224,833
   Retained Earnings                     90,624                          53,062                          22,804
   Accumulated Other Comprehensive
      (Loss) Income                         (41)                          3,886                           5,273
                                     ----------                      ----------                      ----------
      Total Stockholders' Equity        382,095                         297,324                         253,368
                                     ----------                      ----------                      ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY        $4,015,088                      $3,451,663                      $2,897,116
                                     ==========                      ==========                      ==========
   NET INTEREST INCOME                            $158,288                        $130,007                        $107,393
                                                  ========                        ========                        ========
   NET INTEREST SPREAD                                        3.55%                           3.57%                           3.62%
   NET INTEREST MARGIN (TAX
      EQUIVALENT)                                             4.35%                           4.20%                           4.15%
   RETURN ON AVERAGE ASSETS (2)                               1.52%                           1.52%                           1.54%
   RETURN ON AVERAGE EQUITY (3)                              16.00%                          17.62%                          17.61%

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

                              Years Ended December 31,      Years Ended December 31,
                                   2006 vs. 2005                 2005 vs. 2004
                            Increase (Decrease) due to:   Increase (Decrease) due to:
                            ---------------------------   ---------------------------
(dollars in thousands)       Volume     Rate      Net      Volume     Rate      Net
                            -------   -------   -------   -------   -------   -------
INTEREST INCOME
Real Estate Loans           $13,203   $ 4,510   $17,713   $10,693   $   871   $11,564
Commercial Loans             24,742    13,114    37,856    16,369     7,678    24,047
Consumer and Other Loans      7,054     4,534    11,588     6,219     2,146     8,365
Investment Securities        (6,428)    2,612    (3,816)   (1,519)      243    (1,276)
                            -------   -------   -------   -------   -------   -------
   Total Interest Income     38,571    24,770    63,341    31,762    10,938    42,700
                            =======   =======   =======   =======   =======   =======
INTEREST EXPENSE
NOW Accounts                    201     1,886     2,087       106       308       414
Savings Accounts                186     1,019     1,205       147       512       659
Money Market Accounts         1,578     8,912    10,490       763     3,013     3,776
Certificate Accounts          8,305    10,355    18,660     3,215     3,587     6,802
FHLB Advances                (5,956)    4,927    (1,029)   (2,749)    5,698     2,949
Other Borrowings and
   Repurchase Agreements      1,854     1,793     3,647     4,284     1,202     5,486
                            -------   -------   -------   -------   -------   -------
   Total Interest Expense     6,168    28,892    35,060     5,766    14,320    20,086
                            -------   -------   -------   -------   -------   -------
NET INTEREST INCOME         $32,403   $(4,122)  $28,281   $25,996   $(3,382)  $22,614
                            =======   =======   =======   =======   =======   =======

Net interest income increased $28 million in 2006 over 2005. The increase was primarily due to increases in loan volumes and loan rates which combined outpaced the increase in deposit and borrowing rates. For additional information see "Item 7 - Management's Discussion and Analysis".

                              INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquid portfolio only slightly above policy limits because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities.

Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

The Company's investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders' equity.

The Company uses the federal statutory rate of 35 percent in calculating its tax equivalent yield. Approximately $294 million of the investment portfolio is comprised of tax exempt investments which is a decrease of $2 million from the prior year.

For information about the Company's equity investment in the stock of the FHLB of Seattle, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see "Item 7 - Management's Discussion & Analysis" and Note 3 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                LENDING ACTIVITY

GENERAL

The Banks focus their lending activity primarily on several types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. "Item 7 - Management's Discussion & Analysis" and Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" contain more information about the loan portfolio.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

(dollars in thousands)

                                    At                   At                   At                   At                   At
                                 12/31/06             12/31/05             12/31/04             12/31/03             12/31/02
                           -------------------  -------------------  -------------------  -------------------  -------------------
     TYPE OF LOAN            Amount    Percent    Amount    Percent     Amount   Percent    Amount    Percent    Amount    Percent
     ------------          ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
REAL ESTATE LOANS:
   Residential first
      mortgage             $  758,921   23.97%  $  589,260   24.58%  $  382,750   22.49%  $  305,372   21.35%  $  315,043   24.22%
   Held for sale           $   35,135    1.11%  $   22,540    0.94%  $   14,476    0.85%  $   16,973    1.19%  $   51,987    4.00%
                           ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
      Total                $  794,056   25.08%  $  611,800   25.52%  $  397,226   23.34%  $  322,345   22.54%  $  367,030   28.22%
                           ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
COMMERCIAL LOANS:
   Real estate             $  954,290   30.15%  $  781,181   32.59%  $  526,455   30.94%  $  483,684   33.82%  $  397,803   30.58%
   Other commercial        $  902,994   28.53%  $  579,515   24.17%  $  466,582   27.42%  $  359,030   25.10%  $  276,675   21.27%
                           ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
      Total                $1,857,284   58.68%  $1,360,696   56.76%  $  993,037   58.36%  $  842,714   58.92%  $  674,478   51.85%
                           ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
CONSUMER AND OTHER LOANS:
   Consumer                $  218,640    6.91%  $  175,503    7.32%  $   95,663    5.62%  $   95,739    6.69%  $  112,893    8.68%
   Home equity             $  356,477   11.26%  $  295,992   12.35%  $  248,684   14.61%  $  199,693   13.96%  $  174,033   13.38%
                           ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
      Total                $  575,117   18.17%  $  471,495   19.67%  $  344,347   20.23%  $  295,432   20.65%  $  286,926   22.06%
                           ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
   Net deferred loan
      fees, premiums
      and discounts          ($11,674)  -0.37%    ($ 8,149)  -0.34%    ($ 6,313)  -0.37%    ($ 6,136)  -0.43%    ($ 6,837)  -0.52%
   Allowance for loan and
      lease losses           ($49,259)  -1.56%    ($38,655)  -1.61%    ($26,492)  -1.56%    ($23,990)  -1.68%    ($20,944)  -1.61%
                           ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
LOANS RECEIVABLE, NET      $3,165,524  100.00%  $2,397,187  100.00%  $1,701,805  100.00%  $1,430,365  100.00%  $1,300,653  100.00%
                           ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2006 was as follows:

          (dollars in thousands)          Real Estate   Commercial   Consumer     Totals
          ----------------------          -----------   ----------   --------   ---------
Variable Rate Maturing or Repricing in:
   One year or less                         $289,936       679,881    178,196   1,148,013
   One to five years                         104,229       457,798     51,107     613,134
   Thereafter                                  9,069        91,005      6,702     106,776
Fixed Rate Maturing or Repricing in:
   One year or less                          152,024       258,999     83,425     494,448
   One to five years                         182,275       298,248    207,818     688,341
   Thereafter                                 56,523        71,353     47,869     175,745
                                            --------     ---------    -------   ---------
      Totals                                $794,056     1,857,284    575,117   3,226,457
                                            ========     =========    =======   =========

REAL ESTATE LENDING

The Banks' lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate. The Banks actively solicit real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Banks' lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price or above 80 percent of the loan if insured by a private mortgage insurance company. The Banks also provide interim construction financing for single-family dwellings. These loans are generally supported by a term take out commitment. The Banks also make lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot. These loans are generally for a term of three to five years and are secured by the developed lot.

LAND ACQUISITION AND DEVELOPMENT LOANS

Where real estate market conditions warrant, the Banks make land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed 75 percent of cost or 80 percent of market value. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally it is required a certain percentage of the development be pre-sold or that construction and term take out commitments are in place prior to funding the loan.

RESIDENTIAL BUILDER GUIDANCE LINES

For borrowers located in strong real estate markets, the Banks provide Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a set number and maximum amount. Generally the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis.

PORTFOLIO CONCENTRATION

The combined total of lot acquisition loans to borrowers who intend to construct primary residence on the lot, land acquisition and development loans, and residential builder lines is approximately $789 million, or 24.5 percent of total loans at December 31, 2006. The December 31, 2005 total, including loans in the banks acquired in 2006, was approximately $545 million or 19.7 percent of total loans. Increases incurred in each subsidiary with the largest amounts outstanding centered in the high growth areas of Western Montana, and Couer d'Alene, Sandpoint, Boise, and Southeastern Idaho. The geographic dispersion, in addition to the normal credit standards described in the above paragraphs further mitigates the risk of loss in this portfolio.

COMMERCIAL REAL ESTATE LOANS

Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property. Loans to finance investment or income properties are made, but require additional equity and a higher debt service coverage margin commensurate with the specific property and projected income.

CONSUMER LENDING

The majority of consumer loans are secured by real estate, automobiles, or other assets. The Banks intend to continue making such loans because of their short-term nature, generally between three months and five years. Moreover, interest rates on consumer loans are generally higher than on mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80 percent of the current appraised value of the property.

CREDIT RISK MANAGEMENT

The Company's credit risk management includes stringent credit policies, individual loan approval limits and committee approval of larger loan requests. Management practices also includes regular internal and external credit examinations, management review of loans experiencing deterioration of credit quality, quarterly monitoring of all spec home loans, semi-annual review of loans by industry and periodic interest rate shock testing.

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each subsidiary bank has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee for each bank has approval authority up to its respective Bank's Board of Directors loan approval authority. The Banks' Board of Directors approval authority is $750,000 at Morgan, $1,000,000 at 1st Bank and First National Bank of Lewistown, $2,000,000 at Big Sky, Citizens, and Valley and $3,500,000 at First Security, Glacier, Whitefish, Mountain West and Western Security. Loans over these limits up to $10,000,000 are subject to approval by the Executive Loan Committee consisting of the bank's senior loan officers and the Company's Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Company's Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Banks are active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Banks' risk of holding long-term, fixed-rate loans during periods of rising rates. The sale of loans also allows the Banks to make loans during periods when funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Banks typically sell a majority of mortgage loans originated, retaining servicing only on loans sold to investors. The Banks have also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. As of December 31, 2006, loans serviced for others aggregated approximately $178 million.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Banks receive loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and .5 percent to 1.5 percent on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service.

NON-PERFORMING LOANS AND ASSET CLASSIFICATION

Loans are reviewed on a regular basis and are placed on a non-accrual status when the collection of the contractual principal or interest is unlikely. The Banks typically place loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more unless the loan is well secured by collateral having realizable value sufficient to discharge the debt in full. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate repayment of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

                                             At         At         At         At         At
(dollars in thousands)                    12/31/06   12/31/05   12/31/04   12/31/03   12/31/02
                                          --------   --------   --------   --------   --------
NON-ACCRUAL LOANS:
   Mortgage loans                          $1,806     $   726    $  847    $ 1,129    $ 2,476
   Commercial loans                         3,721       4,045     4,792      8,246      5,157
   Consumer loans                             538         481       311        687        409
                                           ------     -------    ------    -------    -------
      Total                                 6,065       5,252     5,950     10,062      8,042
                                           ------     -------    ------    -------    -------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
   Mortgage loans                             554       1,659       179        379        846
   Commercial loans                           638       2,199     1,067      1,798        968
   Consumer loans                             153         647       396        242        184
                                           ------     -------    ------    -------    -------
      Total                                 1,345       4,505     1,642      2,419      1,998
                                           ------     -------    ------    -------    -------
Real estate and other assets owned          1,484         332     2,016        587      1,542
                                           ------     -------    ------    -------    -------
TOTAL NON-PERFORMING LOANS AND REAL
   ESTATE AND OTHER ASSETS OWNED            8,894      10,089     9,608     13,068     11,582
                                           ------     -------    ------    -------    -------
   AS A PERCENTAGE OF TOTAL ASSETS           0.19%       0.26%     0.32%      0.48%      0.51%
                                           ------     -------    ------    -------    -------
Interest Income (1)                        $  462     $   359    $  372    $   665    $   596
                                           ------     -------    ------    -------    -------

(1) Amount of interest that would have been recorded on loans accounted for on a non-performing basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of total assets at December 31, 2006 were ..19 percent versus .26 percent at the same time last year, which compares favorably to the Federal Reserve Bank Peer Group average of .44 percent at September 30, 2006, the most recent information available. The allowance for loan and lease losses was 554 percent of non-performing assets at December 31, 2006, up from 383 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan and lease losses account. The allowance balance has increased $10,604,000, or 27 percent, to $49,259,000, which is 1.53 percent of total loans outstanding, down from 1.59 percent of loans at December 31, 2005. Of the $10,604,000 increase, $6,091,000 is the result of acquisitions.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Allowance for Loan and Lease Losses ("ALLL") is maintained at a level that allows for the absorption of loan losses inherent within the bank's loan portfolios. The Company is committed to the early recognition of problem loans and to a strong conservative allowance.

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise. Accordingly, the ALLL is maintained within a range based upon a best estimate. The adequacy of the ALLL is based on management's current judgment about the credit quality of the loan portfolio and considers all known relevant internal and external factors that affect loan losses. An evaluation of the adequacy of the ALLL is conducted on a quarterly basis. The evaluation is documented and approved by the subsidiary Banks' Boards of Directors and reviewed by the Company's Board of Directors.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the Bank's credit risk rating process, is necessary to support management's evaluation of adequacy of the ALLL. An independent loan review function verifying loan risk ratings independently evaluates the loan officer and management's evaluation about the credit quality of the loan portfolio. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The ALLL methodology is designed to reasonably estimate the probable loan and lease loss within the Bank's loan portfolios. The methodology is based upon a process of estimating general, specific, and other allowance allocations.

     - General allocations are estimated by applying loan loss rates to groups of loans as defined by Statement of Financial Accounting Standards ("SFAS") Number ("No.") 5, Accounting for Contingencies.

     - Specific allocations are estimated for loans that are impaired or have been selected for individual review as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan--an amendment of SFAS No. 5 and 15.

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

     -    Is well documented with clear explanations of the supporting analyses

     - Includes an analysis of the loan portfolio whether on an individual or group basis

     - Considers all known relevant internal and external factors that may affect loan losses

     - Applies procedures consistently but, when appropriate, is modified for new factors

     - Ensures the ALLL balance is recorded in accordance accounting principles generally accepted in the United States of America.

The Banks' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording real estate owned is charged to the allowance for loan and lease losses. Any subsequent write-downs are a charged to current expense.

LOAN LOSS EXPERIENCE

                                                     Years ended December 31,
                                          ---------------------------------------------
        (Dollars in Thousands)              2006       2005     2004     2003     2002
                                          --------   -------   ------   ------   ------
BALANCE AT BEGINNING OF PERIOD            $38,655     26,492   23,990   20,944   18,654
   CHARGE-OFFS:
      Residential real estate                 (14)      (115)    (419)    (416)    (887)
      Commercial loans                     (1,187)      (744)  (1,150)    (912)  (2,522)
      Consumer loans                         (448)      (539)    (776)  (1,078)  (1,328)
                                          -------    -------   ------   ------   ------
         Total charge offs                $(1,649)    (1,398)  (2,345)  (2,406)  (4,737)
                                          -------    -------   ------   ------   ------
   RECOVERIES:
      Residential real estate                 341         82      171      126      276
      Commercial loans                        331        414      120      274      326
      Consumer loans                          298        415      361      284      680
                                          -------    -------   ------   ------   ------
         Total recoveries                 $   970        911      652      684    1,282
                                          -------    -------   ------   ------   ------
   CHARGE-OFFS, NET OF RECOVERIES            (679)      (487)  (1,693)  (1,722)  (3,455)
   Acquisitions (1)                         6,091      6,627       --      959       --
   PROVISION FOR LOAN LOSSES                5,192      6,023    4,195    3,809    5,745
                                          -------    -------   ------   ------   ------
BALANCE AT END OF PERIOD                  $49,259     38,655   26,492   23,990   20,944
                                          =======    =======   ======   ======   ======
Ratio of net charge-offs to average
   loans outstanding during the period       0.02%      0.02%    0.10%    0.12%    0.26%

(1) Acquisition of CDC and Morgan in 2006, First State Bank, Citizens and 1st Bank in 2005, and Pend Oreille Bank in 2003

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                  2006               2005               2004               2003               2002
                           ------------------ ------------------ ------------------ ------------------ ------------------
                                      Percent           Percent             Percent            Percent           Percent
                                        of                 of                 of                 of                 of
                                     loans in           loans in           loans in           loans in           loans in
  (dollars in thousands)   Allowance category Allowance category Allowance category Allowance category Allowance category
  ----------------------   --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
Residential first mortgage
   and loans held for sale  $ 5,421    24.6%     4,318   25.0%      2,693     22.9%    2,147     21.8%    2,334     27.4%
Commercial real estate       16,741    29.6%    14,370   32.0%      9,222     30.3%    7,464     33.2%    7,088     30.1%
Other commercial             18,361    28.0%    12,566   23.7%      9,836     26.9%    9,951     24.7%    7,670     20.9%
Consumer                      8,736    17.8%     7,401   19.3%      4,741     19.9%    4,428     20.3%    3,852     21.6%
                            -------   -----     ------   -----     ------    -----    ------    -----    ------    -----
   Totals                   $49,259   100.0%    38,655   100.0%    26,492    100.0%   23,990    100.0%   20,944    100.0%
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

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificate accounts with balances of $100,000, or more, and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits greater than $100,000, according to the time remaining to maturity. Included in the seven to twelve month and the over twelve month maturity is $172,000,000 and $1,015,000 of brokered CD's, respectively.

                                   Certificate     Demand
     (dollars in thousands)          Accounts     Deposits     Totals
     ----------------------        -----------   ---------   ---------
Within three months ............     $115,206    1,185,608   1,300,814
Three months to six months......       63,117           --      63,117
Seven months to twelve months ..      245,489           --     245,489
Over twelve months..............       39,609           --      39,609
                                     --------    ---------   ---------
   Totals ......................     $463,421    1,185,608   1,649,029
                                     ========    =========   =========

For additional information, see "Item 7 - Management's Discussion & Analysis" and Note 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust II, Glacier Trust III, and Glacier Trust IV as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005. Glacier Trust IV issued 30,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of
7.235 percent for the first five years and then converts to a three month LIBOR plus 1.57 percent adjustable quarterly rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by September 15, 2036. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust IV. The proceeds were used to fund a portion of the acquisitions of CDC and Morgan and for general corporate purposes.

Glacier Trust III issued 35,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 6.078 percent for the first five years and then converts to a three month LIBOR plus 1.29 percent adjustable quarterly rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2036. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust III. The proceeds were used to fund the redemption of previously issued subordinated debentures in the amount of $35,000,000.

Citizens Trust I issued 5,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest rate of three month LIBOR plus 2.65 percent rate adjustable quarterly from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by June 17, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Citizens Trust I.

Glacier Trust II issued 45,000 preferred securities at $1,000 per preferred security. The purchase of the securities entitles the shareholder to receive cumulative cash distributions at an annual interest of 5.788 percent for the first five years and then converts to a three month LIBOR plus 2.75 percent adjustable quarterly rate from payments on the junior subordinated debentures of Glacier Bancorp, Inc. The subordinated debentures will mature and the preferred securities must be redeemed by April 7, 2034. In exchange for the Company's capital contribution, the Company owns all of the outstanding common securities of Glacier Trust II. The proceeds were used for general corporate purposes.

For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As a member of the FHLB of Seattle, the Banks may borrow from the FHLB on the security of stock which it is required to own in that bank and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's capital or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All subsidiary banks, except Western Bank of Chinook, N.A., are members of the FHLB.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Banks have made use of repurchase agreements. This process involves the "selling" of one or more of the securities in the Banks' portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid for the subject period of time. In addition, although the Banks have offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by each of the Banks' Board of Directors, the Banks enter into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

                                             For the year ended December 31,
                                             -------------------------------
          (dollars in thousands)                2006       2005      2004
                                              --------   -------   -------
FHLB Advances
   Amount outstanding at end of period ...    $307,522   402,191   818,933
   Average balance .......................    $487,112   673,904   791,245
   Maximum outstanding at any month-end ..    $655,492   804,047   862,136
   Weighted average interest rate ........        4.20%     3.19%     2.34%
Repurchase Agreements:
   Amount outstanding at end of period ...    $170,216   129,530    76,158
   Average balance .......................    $153,314   103,522    69,480
   Maximum outstanding at any month-end ..    $164,338   132,534    80,265
   Weighted average interest rate ........        4.32%     2.85%     1.25%

The Banks also participate in a U.S. Treasury auction program whereby the Banks are able to bid on the funds. The term of the borrowings is typically less than 35 days. The following lists the outstanding treasury term borrowings:

                                    December 31,
                         ----------------------------------
(dollars in thousands)       2006           2005       2004
----------------------   ------------   ------------   ----
Outstanding balance...       $162,000        179,000     --
Weighted rate.........           5.18%          4.29%    --
Maturity date.........   Jan. 3, 2007   Jan. 3, 2006     --

For additional information concerning the Company's advances and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                    EMPLOYEES

As of December 31, 2006, the Company employed 1,470 persons, 1,236 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for detailed information regarding profit sharing plan costs and eligibility.

                           SUPERVISION AND REGULATION

INTRODUCTION

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Company's subsidiary banks. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company's business or operations.

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"), due to its ownership of the subsidiary banks listed below (the "Subsidiary Banks"). Glacier Bank, Glacier Bank of Whitefish, Valley Bank of Helena, First Security Bank of Missoula, Big Sky Western Bank, and Western Security Bank are Montana state-chartered banks and are members of the Federal Reserve System; Mountain West Bank and Citizens Community Bank are Idaho state-chartered non-Federal Reserve member FDIC insured banks; 1st Bank is a Wyoming state-chartered bank and is a member of the Federal Reserve System; Western Bank of Chinook, N.A., First National Bank of Morgan and First National Bank of Lewistown are national banks. As discussed elsewhere, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A., were merged into First Security Bank of Missoula, Western Security Bank and Glacier, respectively. It is anticipated that during June of 2007, Western Bank of Chinook will merge into First National Bank of Lewistown.

As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide additional information to the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Subsidiary Banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its Subsidiary Banks may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its Subsidiary Banks. This means that the Company is required to commit, as necessary, resources to support the Subsidiary Banks. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Montana corporation, the Company is subject to certain limitations and restrictions under applicable Montana corporate law. For example, state law restrictions in Montana include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

THE SUBSIDIARIES

General. Glacier Bank, Glacier Bank of Whitefish, Valley Bank of Helena, First Security Bank of Missoula, Big Sky Western Bank, and Western Security Bank are subject to regulation and supervision by the Montana Department of Commerce's Banking and Financial Institutions Division and the Federal Reserve as a result of their membership in the Federal Reserve System.

Mountain West Bank and Citizens Community Bank are subject to regulation by the Idaho Department of Finance and by the FDIC as state non-member commercial banks. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively. 1st Bank is a member of the Federal Reserve System and is subject to regulation and supervision by the FRB and also the Wyoming Division of Banking as a Wyoming state chartered commercial bank.

As national banking associations with home offices in Montana, First National Bank of Lewistown and Western Bank of Chinook, N.A. are subject to regulation by the Office of the Comptroller of the Currency ("OCC") and, to a certain extent, the Montana Department of Commerce's Banking and Financial Institutions Division. As a national banking association with a home office in Utah, First National Bank of Morgan is subject to regulation by the OCC and, to a certain extent, the Utah Department of Financial Institutions.

The federal laws that apply to the Subsidiary Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and
(iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

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

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Montana "opted-out" of the Interstate Act. Subject to certain conditions, an in-state bank that has been in existence for at least 5 years may merge with an out-of-state bank. Banks, bank holding companies, and their respective subsidiaries cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution, together with its affiliates, would directly or indirectly control more than 22 percent of the total deposits of insured depository institutions and credit unions located in Montana. Montana law does not authorize the establishment of a branch bank in Montana by an out-of-state bank.

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

Utah and Washington have each enacted "opting in" legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to certain aging requirements. Under Utah law, an out-of-state bank may acquire a bank branch located in Utah, but it may not establish a de novo branch in Utah if its home state does not have reciprocal laws on de novo branching. Under Washington law, an out-of-state bank may, subject to the Director's approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions

Under Wyoming law, banks located in Wyoming may be acquired by out-of-state banks so long as (i) with certain exceptions, the resulting bank and its affiliates would not control 30 percent or more of the total deposits held by all insured depository institutions in Wyoming; and (ii) the in-state bank has been in existence for at least three years. Branches may not be acquired or opened separately in Wyoming by an out-of-state bank, but once an out-of-state bank has acquired a bank within Wyoming, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Wyoming.

DEPOSIT INSURANCE

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The deposits of our Subsidiary Banks are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Subsidiary Banks are required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

The principal source of the Company's cash is dividends received from the Subsidiary Banks, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State law and, in the case of First National Bank of Morgan and First National Bank of Lewistown, national banking laws and related OCC regulations, also limits a bank's ability to pay dividends that are greater than a certain amount without approval of the applicable agency.

CAPITAL ADEQUACY

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are "risk-based," meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders' equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan and lease losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50 percent of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4 percent and a minimum total risk-based ratio of 8 percent.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3 percent; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1 percent to 2 percent.

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

In 2006, the federal bank regulatory agencies provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on the Company or the Banks cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

CORPORATE GOVERNANCE AND ACCOUNTING LEGISLATION

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert;" and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act's requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

ANTI-TERRORISM LEGISLATION

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the "Patriot Act"). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended "sunset" provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks;
(ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

FINANCIAL SERVICES MODERNIZATION

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

RECENT LEGISLATION

Financial Services Regulator Relief Act of 2006. In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the " Relief Act"). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national banks regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation will have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

REGULATORY OVERSIGHT AND EXAMINATION

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company's rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank's condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

EFFECTS OF GOVERNMENT MONETARY POLICY

The Company's earnings and growth are affected by general economic conditions and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on the Company or its Subsidiary Banks.

                                    TAXATION

FEDERAL TAXATION

The Company files a consolidated federal tax return, using the accrual method of accounting. All required tax returns have been timely filed.

Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. See
Note 12 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

STATE TAXATION

Under Montana, Idaho and Utah law, financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.6 percent in Idaho, and 5 percent in Utah. Wyoming and Washington do not impose a corporate tax.

ITEM 1A. RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

FLUCTUATING INTEREST RATES CAN ADVERSELY AFFECT OUR PROFITABILITY

Our profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot assure you that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. For discussion concerning Net Interest Income Simulation, see "Item 7 - Management Discussion & Analysis".

OUR ALLOWANCE FOR LOAN AND LEASE LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES, WHICH COULD ADVERSELY AFFECT OUR EARNINGS

We maintain an allowance for loan and lease losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan and lease losses. These regulatory agencies may require us to increase the allowance for loan and lease losses which could have a negative effect on our financial condition and results of operation.

OUR LOAN PORTFOLIO MIX COULD RESULT IN INCREASED CREDIT RISK IN AN ECONOMIC DOWNTURN

Our loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to our total loans and total assets. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the Federal Deposit Insurance Corporation recently issued a pronouncement alerting banks its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

COMPETITION IN OUR MARKET AREA MAY LIMIT OUR FUTURE SUCCESS

Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market area. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are. Some of our competitors have greater financial resources than we do. If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2006, the Company owned 63 of its 86 offices, including its headquarters and other property having an aggregate book value of approximately $80 million, and leased the remaining branches. 10 offices are leased in Montana, 8 offices are leased in Idaho, 2 offices are leased in Wyoming, 1 office is leased in Utah, and 2 offices are leased in Washington. The following schedule provides property information for the Company's operating segments as of December 31, 2006.

                         Properties   Properties   Net Book
(dollars in thousands)     Leased        Owned       Value
----------------------   ----------   ----------   --------
Mountain West                 10           12      $14,927
Glacier                        2            8       11,409
First Security                 3            8        8,932
CDC                            2            8       11,006
Western                        1            6        4,355
1st Bank                       2            5        5,017
Big Sky                        1            4       10,273
Valley                         1            5        4,954
Whitefish                     --            2        3,426
Citizens                       1            3        4,088
Morgan                        --            2        2,017
                             ---          ---      -------
                              23           63      $80,404
                             ===          ===      =======

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur.

For additional information concerning the Company's premises and equipment and lease obligations, see Notes 5 and 19 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

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

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ Global Select Market under the symbol:
GBCI. The primary market makers are: Citigroup Global Markets, Inc., D.A. Davidson & Co., Inc., Goldman, Sachs & Co., Knight Equity Markets, L.P., Morgan Stanley & Co., Inc., and UBS Securities, LLC.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2006, there were approximately 12,173 shareholders of the Company's common stock. Following is a schedule of quarterly common stock price ranges:

                 2006              2005
           ---------------   ---------------
 Quarter    High      Low     High      Low
 -------   ------   ------   ------   ------
First...   $21.81   $19.72   $18.65   $15.73
Second..   $21.20   $18.69   $17.59   $14.05
Third...   $23.24   $18.55   $20.93   $17.27
Fourth..   $25.25   $21.99   $22.33   $18.67

The Company paid cash dividends on its common stock of $.45 and $.40 per share for the years ended December 31, 2006 and 2005, respectively.

On August 9, 2006, the Company completed the offering of 1,500,000 common shares generating net proceeds, after underwriter discounts and offering expenses, of $29.4 million. The Company used the net proceeds of the offering to fund a portion of the cash merger consideration payable in connection with the acquisition of CDC and its subsidiary banks.

UNREGISTERED SECURITIES

There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

ISSUER STOCK PURCHASES

The Company made no stock repurchases during 2006.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two compensation plans that provide for the issuance of the stock-based compensation to officers and other employees, directors and consultants. These consist of the 1994 Director Stock Option Plan, amended, and the 2005 Employee Stock Incentive Plan, each of which have been approved by the shareholders. Although the 1995 Employee Stock Option Plan expired in April 2005, there are issued options outstanding that have not been exercised as of year end. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

                                                                                    Number of shares remaining
                                                                                       available for future
                                   Number of shares to be      Weighted-average        issuance under equity
                                   issued upon exercise of     exercise price of        compensation plans
                                   outstanding options,      outstanding options,        (excluding shares
                                  warrants, and rights (1)   warrants, and rights    reflected in column (a))
Plan Category                                (a)                      (b)                       (c)
-------------------------------   ------------------------   --------------------   --------------------------
Equity compensation plans
   approved by the shareholders           2,733,923                 $15.82                   4,767,290

Equity compensation plans not
   approved by shareholders                      --                 $    0                          --

(1) Includes shares to be issued upon exercise of options under plans of Mountain West and WesterFed Financial Corporation, which were assumed as a result of the acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company are derived from the Company's historical audited financial statements and related notes. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes contained elsewhere in this report.

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                           At December 31,
                                                     ----------------------------------------------------------
   (dollars in thousands, except per share data)        2006         2005        2004        2003        2002
   ---------------------------------------------     ----------   ---------   ---------   ---------   ---------
SUMMARY OF FINANCIAL CONDITION:
   Total assets ..................................   $4,467,739   3,706,344   3,010,737   2,739,633   2,281,344
   Investment securities, available for sale .....      825,637     970,055   1,086,929   1,099,243     782,825
   Loans receivable, net .........................    3,165,524   2,397,187   1,701,805   1,430,365   1,300,653
   Allowance for loan losses .....................      (49,259)    (38,655)    (26,492)    (23,990)    (20,944)
   Intangibles ...................................      144,466      87,114      42,315      42,816      40,011
   Deposits ......................................    3,207,533   2,534,712   1,729,708   1,597,625   1,459,923
   Advances from Federal Home Loan Bank ..........      307,522     402,191     818,933     777,294     483,660
   Securities sold under agreements to
      repurchase and other borrowed funds ........      338,986     317,222      81,215      64,986      61,293
   Stockholders' equity ..........................      456,143     333,239     270,184     237,839     212,249
   Equity per common share* ......................         8.72        6.91        5.87        5.24        4.76
   Equity as a percentage of total assets ........        10.21%       8.99%       8.97%       8.68%       9.30%

                                                                 Years ended December 31,
                                                     ------------------------------------------------
   (dollars in thousands, except per share data)       2006       2005      2004      2003      2002
   ---------------------------------------------     --------   -------   -------   -------   -------
SUMMARY OF OPERATIONS:
   Interest income ...............................   $253,326   189,985   147,285   130,830   133,989
   Interest expense ..............................     95,038    59,978    39,892    38,478    47,522
                                                     --------   -------   -------   -------   -------
      Net interest income ........................    158,288   130,007   107,393    92,352    86,467
   Provision for loan losses .....................      5,192     6,023     4,195     3,809     5,745
   Non-interest income ...........................     51,842    44,626    34,565    33,562    25,917
   Non-interest expense ..........................    112,550    90,926    72,133    65,944    57,813
                                                     --------   -------   -------   -------   -------
      Earnings before income taxes ...............     92,388    77,684    65,630    56,161    48,826
   Income taxes ..................................     31,257    25,311    21,014    18,153    16,424
                                                     --------   -------   -------   -------   -------
      Net earnings ...............................     61,131    52,373    44,616    38,008    32,402
                                                     ========   =======   =======   =======   =======
      Basic earnings per common share* ...........       1.23      1.12      0.97      0.84      0.73
      Diluted earnings per common share* .........       1.21      1.09      0.96      0.83      0.72
      Dividends declared per share* ..............       0.45      0.40      0.36      0.32      0.26

                                                                 At or for the
                                                            years ended December 31,
                                                     -------------------------------------
                                                      2006    2005    2004    2003    2002
                                                     -----   -----   -----   -----   -----
RATIOS:
Net earnings as a percent of
   average assets ................................    1.52%   1.52%   1.54%   1.53%   1.50%
   average stockholders' equity ..................   16.00%  17.62%  17.61%  16.82%  16.57%
Dividend payout ratio ............................   36.59%  35.93%  37.36%  38.07%  35.45%
Average equity to average asset ratio ............    9.52%   8.61%   8.75%   9.10%   9.08%
Net interest margin on average earning assets
   (tax equivalent) ..............................    4.35%   4.20%   4.15%   4.20%   4.51%
Allowance for loan losses as a percent of loans ..    1.53%   1.59%   1.53%   1.65%   1.58%
Allowance for loan losses as a percent of
   nonperforming assets ..........................     554%    383%    276%    184%    181%

                                                               At or for the years ended December 31,
                                                     ----------------------------------------------------------
             (dollars in thousands)                     2006         2005        2004        2003        2002
             ----------------------                  ----------   ---------   ---------   ---------   ---------
OTHER DATA:
   Loans originated and purchased ................   $2,389,341   2,113,777   1,543,595   1,509,850   1,204,852
   Loans serviced for others .....................   $  177,518     145,279     174,805     189,601     253,063
   Number of full time equivalent employees ......        1,356       1,125         857         807         737
   Number of offices .............................           86          71          55          54          50
   Number of shareholders of record ..............        1,973       1,907       1,784       1,763       1,586

*    revised for stock splits and dividends

Acquisitions using the purchase method of accounting include the operations since the acquisition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

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

HIGHLIGHTS AND OVERVIEW

During the past year, the Company acquired six banks that accounted for an increase in total assets of $546 million, net loans of $345 million, and deposits of $430 million. The five subsidiaries acquired as result of the acquisition of CDC are one reporting segment for purposes of financial reporting for the year ended December 31, 2006. These subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. It is anticipated that during June of 2007, Western Bank of Chinook will merge into First National Bank of Lewistown. The acquisition of Morgan expanded the Company's presence in the rapidly expanding northern Utah market, complementing the Park City and Brigham City offices of Mountain West Bank. The acquisitions resulted in additional goodwill of $50.6 million and core deposit intangibles of $8.8 million at December 31, 2006.

In connection with the CDC acquisition, the Company completed its first secondary offering of common stock since becoming a publicly traded company in 1984. An additional 1.5 million shares of common stock were issued on August 9, 2006 raising approximately $29 million in cash.

The Company experienced strong loan growth with total loans outstanding increasing by $779 million, or 32 percent from the prior year. Without the acquisitions, loans increased $428 million, or 18 percent. All loan classifications experienced increases with commercial loan growth leading the way with an increase of $493 million, or 36 percent. Real estate loans increased $182 million, or 30 percent, and consumer loans increased by $103 million, or 22 percent. Due to the continuing reduction in spreads on funding costs versus investment yields, the cash flow from investments were used to fund loans. Investments, including interest bearing deposits and fed funds sold, declined $129 million, or 13 percent, from the prior year.

Non-interest bearing deposits increased $162 million or 24 percent during the year providing a stable low-cost funding source for a portion of the asset growth. The Company also increased interest bearing deposits by $510 million or 27 percent. Acquisitions contributed $115 million and $314 million of the non-interest bearing and interest-bearing deposit growth, respectively. The increase in deposits, and an increase of $41 million in Repurchase Agreements with certain customers, has allowed the Company to reduce its funding with the Federal Home Loan Bank by $95 million, which typically has a higher interest rate than other sources.

Increases in short term interest rates by the Federal Reserve Bank during 2005 and 2006 have resulted in higher yields on loans and sources of funding. The increase in loan volumes, higher loan rates, and the increase in non-interest bearing deposits, resulted in an increase in net interest income of $28 million, or 22 percent, over the prior year. Higher funding costs, due to increased short term interest rates, offset some of the increased interest income.

The Company also increased non-interest income by $7 million, primarily the result of volume increases in the loan and deposit portfolios and related fees. Mortgage loans originated during 2006 exceeded $1 billion, an all time production record for the Company.

Non-interest expense increased $22 million, or 24 percent, from last year with the largest increase occurring in compensation and benefits. Acquisitions, additional branch locations and related staffing, merit increases, and the $3 million impact of SFAS 123(Revised), Share-Based Payment, which requires the recording of the estimated fair value of stock options as compensation expense over the requisite servicing period, were the primary reasons for the increase. Other operating expenses also increased, reflecting the increased volume of activities in loan and deposit operations and the acquired bank activity.

Looking forward, our future performance will depend on many factors including economic conditions, interest rate changes, increasing competition for deposits and quality loans, and regulatory burden. Increasing interest rates will slow the volume of real estate loan originations which reduces the fee income from that activity, while at the same time reducing commission expense for loan originators. Increasing rates result in increased earnings on assets; however, the cost of interest bearing funds also increases. The Company's goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

FINANCIAL CONDITION

ASSETS

The results of operations and financial condition include the acquisitions from the completion dates forward. The following table provides information on selected classifications of assets and liabilities acquired:

                                             First National    Citizens Development
 (UNAUDITED - $ IN THOUSANDS)     Total      Bank of Morgan           Company
                                --------   -----------------   --------------------
Acquisition Date                           September 1, 2006      October 1, 2006
Total assets                    $545,542             $88,519             $457,023
Investments                       18,597               5,713               12,884
Loans, net                       344,748              40,944              303,804
Non-interest bearing deposits    115,270              14,144              101,126
Interest bearing deposits        314,463              53,028              261,435

Net earnings was reduced as a result of the adoption of SFAS 123 (Revised) Share-based Payment beginning January 1, 2006, which requires recording the estimated fair value of stock options as compensation expense over the requisite period. The following table illustrates the affect of the adoption of SFAS 123 (Revised), net of tax affects, if it would not have been adopted in 2006.

                                     Twelve months
IMPACT OF SFAS 123 (R)              ended Dec. 31,
(UNAUDITED $ in thousands,         ----------------
except per share data)               2006     2005
                                   -------   ------
Net earnings                       $61,131   52,373
Stock option compensation cost       2,149       --
                                   -------   ------
Pro forma net operating earnings   $63,280   52,373
                                   =======   ======
Diluted earnings per share         $  1.21     1.09
Stock option compensation cost        0.04       --
                                   -------   ------
Pro forma net operating earnings   $  1.25     1.09
                                   =======   ======

The following table summarizes the asset balances as of December 31, 2006 and 2005, the amount of change, and percentage change during 2006:

                                                           December 31,
                                                     -----------------------
              ASSETS ($ IN THOUSANDS)                   2006         2005       $ change   % change
                                                     ----------   ----------   ---------   --------
Cash on hand and in banks                            $  136,591   $  111,418   $  25,173      23%
Investments, interest bearing deposits,
   FHLB stock, FRB stock, and Fed Funds                 862,063      991,246    (129,183)    -13%
Loans:
   Real estate                                          789,843      607,627     182,216      30%
   Commercial                                         1,850,417    1,357,051     493,366      36%
   Consumer                                             574,523      471,164     103,359      22%
                                                     ----------   ----------   ---------     ---
      Total loans                                     3,214,783    2,435,842     778,941      32%
   Allowance for loan losses                            (49,259)     (38,655)    (10,604)     27%
                                                     ----------   ----------   ---------     ---
      Total loans net of allowance for loan losses    3,165,524    2,397,187     768,337      32%
                                                     ----------   ----------   ---------     ---
Other assets                                            303,561      206,493      97,068      47%
                                                     ----------   ----------   ---------     ---
   Total Assets                                      $4,467,739   $3,706,344   $ 761,395      21%
                                                     ==========   ==========   =========     ===

At December 31, 2006, total assets were $4.468 billion, which is $761 million, or 21 percent, greater than the December 31, 2005 assets of $3.706 billion. Without the acquisition of Morgan and CDC, total assets increased $216 million, or 6 percent, from year end 2005.

Total loans have increased $779 million from December 31, 2005, or 32 percent, with the growth occurring in all loan categories. The acquisitions accounted for $351 million, or 14 percent of the increase. Including loans acquired, commercial loans have increased $493 million, or 36 percent, real estate loans gained $182 million, or 30 percent, and consumer loans grew by $103 million, or 22 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have decreased $129 million from December 31, 2005, or 13 percent. Investments, including interest bearing deposits and federal funds sold, at December 31, 2006 represented 19 percent of total assets versus 27 percent at the prior year. Investment cash flow continues to help fund loan growth.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2006, 2005, and 2004:

                                                                  December 31,
                                                             ---------------------
ASSETS:                                                       2006    2005    2004
                                                             -----   -----   -----
Cash, and cash equivalents, investment securities, FHLB
   and Federal Reserve Bank stock ........................    22.3%   29.7%   39.1%
Real estate loans and loans held for sale ................    17.6%   16.3%   13.0%
Commercial loans .........................................    40.6%   35.9%   32.3%
Consumer loans ...........................................    12.7%   12.5%   11.3%
Other assets .............................................     6.8%    5.6%    4.3%
                                                             -----   -----   -----
                                                             100.0%  100.0%  100.0%
                                                             =====   =====   =====

The percentage of assets held as cash, cash equivalents, investment securities, FHLB and Federal Reserve Bank stock has decreased from 29.7 percent at December 31, 2005 to 22.3 percent at December 31, 2006. The decrease is a result of the continuing principal paydowns on securities and the increase in total assets resulting from the large increase in loans outstanding. The Company continues to focus on quality loan growth of all types, which contributed to an increase in all loan categories.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2006 and 2005, the amount of change, and percentage change during 2006:

                                               December 31,
                                         -----------------------
LIABILITIES  ($ IN THOUSANDS)               2006         2005      $ change   % change
                                         ----------   ----------   --------   --------
Non-interest bearing deposits            $  829,355   $  667,008   $162,347      24%
Interest-bearing deposits                 2,378,178    1,867,704    510,474      27%
Advances from Federal Home Loan Bank        307,522      402,191    (94,669)    -24%
Securities sold under agreements to
   repurchase and other borrowed funds      338,986      317,222     21,764       7%
Other liabilities                            42,555       33,980      8,575      25%
Subordinated debentures                     115,000       85,000     30,000      35%
                                         ----------   ----------   --------     ---
      Total liabilities                  $4,011,596   $3,373,105   $638,491      19%
                                         ==========   ==========   ========     ===

Non-interest bearing deposits have increased $162 million, or 24 percent, since December 31, 2005. Acquisitions accounted for $115 million of the 2006 increase. This low cost of funding continues to be a primary focus of each of our banks. Interest bearing deposits have increased $510 million since December 31, 2005, with Brokered and National Market CD's adding $8 million, and acquisitions adding $314 million to the total. Federal Home Loan Bank (FHLB) advances decreased $95 million, and repurchase agreements and other borrowed funds increased $22 million from December 31, 2005.

The following table summarizes the major liability components as a percentage of total liabilities as of December 31, 2006, 2005, and 2004:

                                                  December 31,
                                             ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:         2006    2005    2004
                                             -----   -----   -----
Deposit accounts                              71.8%   68.4%   57.4%
FHLB advances                                  6.9%   10.8%   27.2%
Other borrowings and repurchase agreements     7.6%    8.6%    2.7%
Subordinated debentures                        2.6%    2.3%    2.7%
Other liabilities                              0.9%    0.9%    1.0%
Stockholders' equity                          10.2%    9.0%    9.0%
                                             -----   -----   -----
                                             100.0%  100.0%  100.0%
                                             =====   =====   =====

The deposits have increased from 68.4 percent at December 31, 2005 to 71.8 percent at December 31, 2006 as a result of internal growth and acquisitions. Stockholders equity as a percentage of total liabilities and stockholders' equity rose throughout the year, primarily a result of acquisition and a public offering of stock.

STOCKHOLDERS' EQUITY

                                                             December 31,
                                                         --------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                     2006       2005     $ change   % change
                                                         ---------   --------   --------   --------
Common equity                                            $ 453,074   $332,418   $120,656       36%
Accumulated other comprehensive income                       3,069        821      2,248      274%
                                                         ---------   --------   --------
   Total stockholders' equity                              456,143    333,239    122,904       37%
Core deposit intangible, net, and goodwill                (144,466)   (87,114)   (57,352)      66%
                                                         ---------   --------   --------
   Tangible stockholders' equity                         $ 311,677   $246,125   $ 65,552       27%
                                                         =========   ========   ========
Stockholders' equity to total assets                         10.21%      8.99%
Tangible stockholders' equity to total tangible assets        7.21%      6.80%
Book value per common share                              $    8.72   $   6.91   $   1.81       26%
Market price per share at end of quarter                 $   24.44   $  20.03   $   4.41       22%

STOCKHOLDERS' EQUITY

Total equity and book value per share amounts have increased $123 million and $1.81 per share, respectively, from December 31, 2005. The increase is a result of shares issued for acquisitions, earnings retention, stock options exercised, and an increase in other comprehensive income. Accumulated other comprehensive income, representing net unrealized gains on securities available for sale, increased $2 million from December 31, 2005, primarily a function of interest rate changes.

RESULTS OF OPERATIONS

REVENUE SUMMARY

                                                         Years ended December 31,
                                                -----------------------------------------
($ IN THOUSANDS)                                  2006       2005     $ change   % change
                                                --------   --------   --------   --------
Net interest income                             $158,288   $130,007    $28,281      22%
Fees and other revenue:
   Service charges, loan fees, and other fees     37,072     30,812      6,260      20%
   Gain on sale of loans                          10,819     11,048       (229)     -2%
   Loss on sale of investments                        (3)      (138)       135     -98%
   Other income                                    3,954      2,904      1,050      36%
                                                --------   --------    -------     ---
      Total non-interest income                   51,842     44,626      7,216      16%
                                                --------   --------    -------     ---
                                                $210,130   $174,633    $35,497      20%
                                                ========   ========    =======     ===
Net interest margin (tax equivalent)                4.35%      4.20%
                                                ========   ========

NET INTEREST INCOME

Net interest income for the year increased $28.3 million, or 22 percent, over 2005. Total interest income increased $63.3 million, or 33 percent, while total interest expense increased $35.1 million, or 58 percent. The increase in interest expense is attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 and continuing in 2006. The acquisitions during 2005 and 2006 were also a significant factor in the level of interest income and expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.35 percent which was 15 basis points higher than the 4.20 percent result for 2005.

NON-INTEREST INCOME

Total non-interest income increased $7.2 million, or 16 percent in 2006. Fee income increased $6.3 million, or 20 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer products and services offered. Gain on sale of loans decreased $229 thousand, or 2 percent, from last year. Loan origination volume in our markets for housing continues to remain very active by historical standards and the decline was the result of increased price competition. Other income increased $1.1 million of which $543 thousand was bank owned life insurance proceeds.

NON-INTEREST EXPENSE SUMMARY

                                                Years ended December 31,
                                        ----------------------------------------
($ IN THOUSANDS)                          2006       2005    $ change   % change
                                        --------   -------   --------   --------
Compensation and employee
   benefits and related expense         $ 65,419   $51,385    $14,034      27%
Occupancy and equipment expense           15,268    12,851      2,417      19%
Outsourced data processing                 2,788     1,839        949      52%
Core deposit intangibles amortization      2,024     1,470        554      38%
Other expenses                            27,051    23,381      3,670      16%
                                        --------   -------    -------     ---
   Total non-interest expense           $112,550   $90,926    $21,624      24%
                                        ========   =======    =======     ===

NON-INTEREST EXPENSE

Non-interest expense increased by $21.6 million, or 24 percent, from 2005. Compensation and benefit expense increased $14.0 million, or 27 percent. Excluding the SFAS 123 (Revised) compensation cost of $3.0 million, the increase would have been 21 percent. The remaining increase in compensation and benefit expense was primarily attributed to increased staffing associated with six de novo branches and six bank acquisitions during 2006 and 2005, along with normal compensation and merit increases for job performance, and increased cost of employee benefits. Occupancy and equipment expense increased $2.4 million, or 19 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $3.7 million, or 16 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased to 53.56 percent from 52.07 percent for 2005 largely a result of the acquisitions and branch openings.

CREDIT QUALITY INFORMATION

                                                        December 31,   December 31,
                                                        ------------   ------------
($ IN THOUSANDS)                                            2006           2005
                                                        ------------   ------------
Allowance for loan and lease losses                       $49,259        $38,655
Non-performing assets                                       8,894         10,089
Allowance as a percentage of non-performing assets            554%           383%
Non-performing assets as a percentage of total assets        0.19%          0.26%
Allowance as a percentage of total loans                     1.53%          1.59%
Net charge-offs as a percentage of loans                    0.021%         0.020%

PROVISION FOR LOAN LOSSES

Non-performing assets as a percentage of total bank assets at December 31, 2006 were at .19 percent, decreasing from .26 percent at December 31, 2005. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .44 percent at September 30, 2006, the most recent information available. The allowance for loan and lease losses was 554 percent of non-performing assets at December 31, 2006, up from 383 percent a year ago. The allowance, including $6.1 million from acquisitions, has increased $10.6 million, or 27 percent, from a year ago. The allowance of $49.3 million, is 1.53 percent of December 31, 2006 total loans outstanding, down slightly from the 1.59 percent a year ago. The fourth quarter provision for loan losses expense was $1.4 million, a decrease of $22 thousand from the same quarter in 2005. Net charge-offs were $638 thousand for the fourth quarter of 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense. The provision for loan losses expense was $5.2 million for 2006, a decrease of $831 thousand, or 14 percent, from 2005. Net charged-off loans were $680 thousand, or .021 percent of loans, for 2006 which is slightly higher than the $487 thousand of net charge-offs in 2005.

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credits and un-advanced loan commitments, and lease obligation commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are the advances from the Federal Home Loan Bank. For the maturity schedule of advances and schedule of future minimum rental payments see Notes 8 and 19, respectively, to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data." The following table represents our contractual obligations as of December 31, 2006:

                                                                   Payments Due by Period
                                 ----------------------------------------------------------------------------------------
                                              Indeterminate
    (dollars in thousands)          Total      Maturity (1)      2007       2008     2009     2010     2011    Thereafter
    ----------------------       ----------   -------------   ---------   -------   ------   ------   ------   ----------
Deposits .....................   $3,207,533     2,262,437       800,459    86,545   28,217   17,942   11,690         243
Advances from the FHLB .......      307,522            --       199,476    21,309    2,298      774      636      83,029
Repurchase agreements ........      170,216            --       170,216        --       --       --       --          --
Subordinated debentures ......      115,000            --            --        --       --       --       --     115,000
Capital lease obligations ....        3,797            --           224       226      229      231      233       2,654
Operating lease obligations ..        9,389            --         1,716     1,523    1,259    1,195      860       2,836
                                 ----------     ---------     ---------   -------   ------   ------   ------     -------
                                 $3,813,457     2,262,437     1,172,091   109,603   32,003   20,142   13,419     203,762
                                 ==========     =========     =========   =======   ======   ======   ======     =======

(1) Represents interest and non-interest bearing checking, money market, and savings accounts

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn after seven days. However, the Bank's experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the Federal Reserve Bank changes short term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2006, we had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 6.11 percent which compares to a negative 6.29 percent at December 31, 2005 and a negative 5.55 percent at December 31, 2004. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on our mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                      Projected maturity or repricing
                                        ----------------------------------------------------------
                                           0-6          6-12        1-5      More than
        (dollars in thousands)            Months       Months      years       5 years     Total
        ----------------------          ----------   ---------   ---------   ---------   ---------
ASSETS:
   Interest bearing deposits and
      federal funds sold ............   $   36,426          --          --         --       36,426
   Investment securities ............       44,430      20,681     157,398    120,861      343,370
   Mortgage-backed securities .......       89,238      73,553     248,454     15,305      426,550
   FHLB stock and FRB stock .........           --          --      47,129      8,588       55,717
   Floating rate loans ..............      971,748     176,264     613,135    106,776    1,867,923
   Fixed rate loans .................      293,102     201,346     688,341    175,745    1,358,534
                                        ----------   ---------   ---------   --------    ---------
TOTAL INTEREST BEARING ASSETS .......   $1,434,944     471,844   1,754,457    427,275    4,088,520
                                        ==========   =========   =========   ========    =========

LIABILITIES:
   Interest-bearing deposits ........    1,221,028     365,681     138,708    652,761    2,378,178
   FHLB advances ....................      127,433      72,043      25,017     83,029      307,522
   Repurchase agreements and other
      borrowed funds ................      336,303          28         274      2,381      338,986
   Subordinated debentures ..........           --          --          --    115,000      115,000
                                        ----------   ---------   ---------   --------    ---------
TOTAL INTEREST BEARING LIABILITIES ..   $1,684,764     437,752     163,999    853,171    3,139,686
                                        ==========   =========   =========   ========    =========
Repricing gap .......................   $ (249,820)     34,092   1,590,458   (425,896)     948,834
Cumulative repricing gap ............   $ (249,820)   (215,728)  1,374,730    948,834
Cumulative gap as a % of total
   assets............................        -6.11%      -5.28%      33.62%     23.21%
Gap Earnings Sensitivity (1).........                $  (1,316)
Gap Earnings Sensitivity Ratio (2)...                    -2.15%

(1) Gap Earnings Sensitivity is the estimated effect on earnings, after taxes of 39 percent, of a 1 percent increase or decrease in interest rates (1 percent of ($215,728 - $84,134))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the 2006 net earnings of $61,131. A 1 percent increase in interest rates has this estimated percentage decrease on annual net earnings.

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

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the Asset/Liability Management Committee (ALCO) of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 200 or 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2006 and 2005 as compared to the 10 percent policy limit approved by the Company's and Banks' Board of Directors.

                                                 2006     2005
                                               -------   ------
                   +200 bp
Estimated sensitivity ......................      -2.5%    -2.1%
Estimated decrease in net interest income ..   $(3,957)  (2,704)

                   -200 bp
Estimated sensitivity ......................       0.1%    -0.6%
Estimated increase in net interest income ..   $   158     (832)

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Core deposits, FHLB credit lines, available-for-sale investment securities, and net income are the key elements in meeting these objectives. All subsidiaries banks, except Western Bank of Chinook, N.A., are members of the FHLB of Seattle. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of December 31, 2006, the Company had $943 million of borrowing capacity with the FHLB of Seattle of which $308 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $123 million during 2006, or 37 percent the net result of earnings of $61 million, common stock issued for the acquisition of Citizens Development Corporation and First National Bank of Morgan, public offering of stock, less cash dividend payments and an increase of $2.2 million in the net unrealized gains on available-for-sale investment securities. For additional information see Note 11 in the Consolidated Financial Statements. Dividend payments were increased by $.05 per share, or 13 percent in 2006. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.

CRITICAL ACCOUNTING POLICIES

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to be the allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan and lease losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan and lease losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity. For additional information regarding the allowance for loan and lease losses, its relation to the provision for loan losses and risk related to asset quality, see Note

4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff's view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and it did not have a material effect on the Company's financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of the adoption of this Issue, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company expects to adopt the Interpretation during the first quarter of 2007 without material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the net servicing income period or net servicing loss periods or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the periods in which the change occur. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. The Company will adopt the Statement beginning January 1, 2007 and will choose the amortization of servicing assets over the net servicing income or loss period which is its current practice; therefore, there will be minimal impact to the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement to Beneficial Interest in Securitized Financial Assets." This Statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 and is expected to have minimal impact on the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

REVENUE SUMMARY

                                                         Years ended December 31,
                                                -----------------------------------------
              ($ IN THOUSANDS)                    2005       2004     $ change   % change
                                                --------   -------------------   --------
Net interest income                             $130,007   $107,393   $22,614       21%
Fees and other revenue:
   Service charges, loan fees, and other fees     30,812     24,260     6,552       27%
   Gain on sale of loans                          11,048      8,015     3,033       38%
   Loss on sale of investments                      (138)        --      (138)      n/m
   Other income                                    2,904      2,290       614       27%
                                                --------   --------   -------       --
      Total non-interest income                   44,626     34,565    10,061       29%
                                                --------   --------   -------      ---
                                                $174,633   $141,958   $32,675       23%
                                                ========   ========   =======      ===
Net interest margin (tax equivalent)                4.20%      4.15%
                                                ========   ========

NET INTEREST INCOME

Net interest income for the year increased $22.6 million, or 21 percent, over 2004. Total interest income increased $42.7 million, or 29 percent, while total interest expense was $20.1 million, or 50 percent higher. FHLB dividends received were $1.1 million lower in 2005. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and increases in short term interest rates during 2004 and 2005. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.20 percent which was five basis points higher than the 4.15 percent result for 2004.

NON-INTEREST INCOME

Total non-interest income increased $10.1 million, or 29 percent in 2005. Fee income increased $6.6 million, or 27 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $3.0 million, or 38 percent, from last year. Loan origination activity for housing construction and purchases remains strong in our markets and has offset much of the reduction in refinance activity experienced last year. Other income was $614 thousand higher than 2004 of which $220 thousand was from the sale of property held for future expansion that was no longer needed, and the remainder from various volume increases.

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
                                                =======   =======    =======     ===

NON-INTEREST EXPENSE

Non-interest expense increased by $18.8 million, or 26 percent, from 2004. Compensation and benefit expense increased $11.4 million, or 29 percent, with acquisitions, additional bank branches, commissions on mortgage loan production, normal compensation increases for job performance and increased cost for benefits accounting for the majority of the increase. Occupancy and equipment expense increased $2.1 million, or 19 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $4.6 million, or 25 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased slightly to 52 percent up from 51 percent for 2004.

INCOME TAX EXPENSE

Income tax expense in 2005 was reduced by $317 thousand due to the statutory closing of certain previous years' tax returns and tax accrual adjustments.

CREDIT QUALITY INFORMATION

                                                        December 31,   December 31,
                  ($ IN THOUSANDS)                          2005           2004
                                                        ------------   ------------
Allowance for loan losses                                 $38,655        $26,492
Non-performing assets                                      10,089          9,608
Allowance as a percentage of non-performing assets            383%           276%
Non-performing assets as a percentage of total assets        0.26%          0.32%
Allowance as a percentage of total loans                     1.59%          1.53%
Net charge-offs as a percentage of loans                    0.020%         0.098%

PROVISION FOR LOAN LOSSES

Non-performing assets as a percentage of total assets at December 31, 2005 were at .26 percent, increasing from .22 percent at September 30, 2005 the result of higher levels of non-performing assets acquired with the First State Bank transaction. Without the effects of the First State Bank acquisition, non-performing assets would have been $4.6 million, or .12 percent of total assets. At December 31, 2004, the ratio was .32 percent. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .45 percent at September 30, 2005, the most recent information available. The allowance for loan and lease losses was 383 percent of non-performing assets at December 31, 2005, up from 276 percent a year ago. The allowance, including $6.6 million from acquisitions, has increased $12.2 million, or 46 percent, from a year ago. The allowance of $38.7 million, is 1.59 percent of December 30, 2005 total loans outstanding, up slightly from the 1.53 percent a year ago. The provision for loan losses expense was $6.0 million for 2005, an increase of $1.8 million, or 44 percent, from 2004. Net charge offs of $487 thousand was a very low .020 percent of loans outstanding which is substantially lower than the already low ..098 percent in 2004. With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan and lease losses. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 23, 2007, expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.


                                        \s\ BKD, LLP

Denver, Colorado
February 23, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited management's assessment, included in the accompanying Report of Management, that Glacier Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glacier Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Glacier Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and subsidiaries and our report dated February 23, 2007, expressed an unqualified opinion thereon.


\s\ BKD, LLP

Denver, Colorado
February 23, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Glacier Bancorp, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Glacier Bancorp, Inc. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Glacier Bancorp, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Billings, Montana
March 15, 2005

                              GLACIER BANCORP, INC.
                 Consolidated Statements of Financial Condition

                                                                                       December 31,
                                                                                  ----------------------
                 (dollars in thousands, except per share data)                       2006         2005
                 ---------------------------------------------                    ----------   ---------
ASSETS:
   Cash on hand and in banks ..................................................   $  136,591     111,418
   Federal funds sold .........................................................        6,125       7,537
   Interest bearing cash deposits .............................................       30,301      13,654
                                                                                  ----------   ---------
      Cash and cash equivalents ...............................................      173,017     132,609
   Investment securities, available-for-sale ..................................      825,637     970,055
   Loans receivable, net of allowance for loan and lease losses of $49,259
      and $38,655 at December 31, 2006, and 2005, respectively ................    3,130,389   2,374,647
   Loans held for sale ........................................................       35,135      22,540
   Premises and equipment, net ................................................      110,759      79,952
   Real estate and other assets owned, net ....................................        1,484         332
   Accrued interest receivable ................................................       25,729      19,923
   Core deposit intangible, net of accumulated amortization of $8,825
      and $6,801 at December 31, 2006, and 2005, respectively .................       14,750       8,015
   Goodwill ...................................................................      129,716      79,099
   Other assets ...............................................................       21,123      19,172
                                                                                  ----------   ---------
      Total assets ............................................................   $4,467,739   3,706,344
                                                                                  ==========   =========
LIABILITIES:
   Non-interest bearing deposits ..............................................   $  829,355     667,008
   Interest bearing deposits ..................................................    2,378,178   1,867,704
   Advances from Federal Home Loan Bank of Seattle ............................      307,522     402,191
   Securities sold under agreements to repurchase .............................      170,216     129,530
   Other borrowed funds .......................................................      168,770     187,692
   Accrued interest payable ...................................................       11,041       7,437
   Deferred tax liability .....................................................        1,927       2,746
   Subordinated debentures ....................................................      115,000      85,000
   Other liabilities ..........................................................       29,587      23,797
                                                                                  ----------   ---------
        Total liabilities .....................................................    4,011,596   3,373,105
STOCKHOLDERS' EQUITY:
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      none issued or outstanding at December 31, 2006 and 2005 ................           --          --
   Common stock, $.01 par value per share. 117,187,500 and 78,125,000 shares authorized, 52,302,820 and 48,258,821 issued and outstanding
      at December 31, 2006 and 2005, respectively .............................          523         483
   Paid-in capital ............................................................      344,265     262,222
   Retained earnings - substantially restricted ...............................      108,286      69,713
   Accumulated other comprehensive income .....................................        3,069         821
                                                                                  ----------   ---------
      Total stockholders' equity ..............................................      456,143     333,239
                                                                                  ----------   ---------
      Total liabilities and stockholders' equity ..............................   $4,467,739   3,706,344
                                                                                  ==========   =========

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     Consolidated Statements of Operations

                                                                 Years ended December 31,
                                                               ----------------------------
        (dollars in thousands, except per share data)            2006       2005      2004
        ---------------------------------------------          --------   -------   -------
INTEREST INCOME:
   Real estate loans .......................................   $ 52,219    34,506    22,942
   Commercial loans ........................................    119,215    81,359    57,312
   Consumer and other loans ................................     40,284    28,696    20,331
   Investment securities and other .........................     41,608    45,424    46,700
                                                               --------   -------   -------
      Total interest income ................................    253,326   189,985   147,285
                                                               --------   -------   -------
INTEREST EXPENSE:
   Deposits ................................................     58,147    25,705    14,054
   Federal Home Loan Bank of Seattle advances ..............     20,460    21,489    18,540
   Securities sold under agreements to repurchase ..........      6,618     2,948       873
   Subordinated debentures .................................      6,050     6,455     5,619
   Other borrowed funds ....................................      3,763     3,381       806
                                                               --------   -------   -------
      Total interest expense ...............................     95,038    59,978    39,892
                                                               --------   -------   -------
      NET INTEREST INCOME ..................................    158,288   130,007   107,393
   Provision for loan losses ...............................      5,192     6,023     4,195
                                                               --------   -------   -------
      Net interest income after provision for loan losses ..    153,096   123,984   103,198
NON-INTEREST INCOME:
   Service charges and other fees ..........................     29,701    24,503    19,550
   Miscellaneous loan fees and charges .....................      7,371     6,309     4,710
   Gain on sale of loans ...................................     10,819    11,048     8,015
   Loss on sale of investments .............................         (3)     (138)       --
   Other income ............................................      3,954     2,904     2,290
                                                               --------   -------   -------
      Total non-interest income ............................     51,842    44,626    34,565
                                                               --------   -------   -------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense .....     65,419    51,385    39,955
   Occupancy and equipment expense .........................     15,268    12,851    10,797
   Outsourced data processing expense ......................      2,788     1,839     1,551
   Core deposit intangibles amortization ...................      2,024     1,470     1,074
   Other expense ...........................................     27,051    23,381    18,756
                                                               --------   -------   -------
      Total non-interest expense ...........................    112,550    90,926    72,133
                                                               --------   -------   -------
EARNINGS BEFORE INCOME TAXES ...............................     92,388    77,684    65,630
   Federal and state income tax expense ....................     31,257    25,311    21,014
                                                               --------   -------   -------
NET EARNINGS ...............................................   $ 61,131    52,373    44,616
                                                               ========   =======   =======
   BASIC EARNINGS PER SHARE ................................   $   1.23      1.12      0.97
   DILUTED EARNINGS PER SHARE ..............................   $   1.21      1.09      0.96

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                                                                              Retained     Accumulated    Total
                                                                Common Stock                  earnings     other comp-   stock-
                                                            -------------------   Paid-in   substantiall    rehensive    holders'
      (dollars in thousands, except per share data)           Shares     Amount   capital    restricted       income      equity
      --------------------------------------------          ----------   ------   -------   ------------   -----------   -------
Balance at December 31, 2003 ............................   45,381,259    $454    222,376       8,393         6,616      237,839
Comprehensive income:
   Net earnings .........................................           --      --         --      44,616            --       44,616
   Unrealized loss on securities, net of reclassification
      adjustment and taxes ..............................           --      --         --          --          (682)        (682)
                                                                                                                         -------
Total comprehensive income ..............................           --      --         --          --            --       43,934
                                                                                                                         -------
Cash dividends declared ($.36 per share) ................           --      --         --     (16,618)           --      (16,618)
Stock options exercised .................................      782,481       7      5,432          --            --        5,439
Repurchase and retirement of stock ......................     (133,595)     (1)    (1,804)         --            --       (1,805)
Acquisition of fractional shares ........................           --      --         (9)         --            --           (9)
Tax benefit from stock related compensation .............           --      --      1,404          --            --        1,404
                                                            ----------    ----    -------     -------        ------      -------
Balance at December 31, 2004 ............................   46,030,145    $460    227,399      36,391         5,934      270,184
Comprehensive income:
   Net earnings .........................................           --      --         --      52,373            --       52,373
   Unrealized loss on securities, net of reclassification
      adjustment and taxes ..............................           --      --         --          --        (5,113)      (5,113)
                                                                                                                         -------
Total comprehensive income ..............................           --      --         --          --            --       47,260
                                                                                                                         -------
Cash dividends declared ($.40 per share) ................           --      --         --     (19,051)           --      (19,051)
Stock options exercised .................................      596,655       6      5,152          --            --        5,158
Stock issued in connection with acquisitions ............    1,632,021      17     28,421          --            --       28,438
Acquisition of fractional shares ........................           --      --         (8)         --            --           (8)
Tax benefit from stock related compensation .............           --      --      1,258          --            --        1,258
                                                            ----------    ----    -------     -------        ------      -------
Balance at December 31, 2005 ............................   48,258,821    $483    262,222      69,713           821      333,239
Comprehensive income:
   Net earnings .........................................           --      --         --      61,131            --       61,131
   Unrealized gain on securities, net of reclassification
      adjustment and taxes ..............................           --      --         --          --         2,248        2,248
                                                                                                                         -------
Total comprehensive income ..............................           --      --         --          --            --       63,379
                                                                                                                         -------
Cash dividends declared ($.45 per share) ................           --      --         --     (22,558)           --      (22,558)
Stock options exercised .................................      639,563       6      6,700          --            --        6,706
Stock issued in connection with acquisitions ............    1,904,436      19     41,431          --            --       41,450
Public offering of stock issued .........................    1,500,000      15     29,418                                 29,433
Acquisition of fractional shares ........................           --      --         (5)         --            --           (5)
Stock-based compensation and tax benefit ................           --      --      4,499          --            --        4,499
                                                            ----------    ----    -------     -------        ------      -------
Balance at December 31, 2006 ............................   52,302,820    $523    344,265     108,286         3,069      456,143
                                                            ==========    ====    =======     =======        ======      =======

                                                                                     Year ended December 31,
                                                                                    -------------------------
                                                                                      2006     2005     2004
                                                                                    -------   ------   ------
Disclosure of reclassification amount:
   Unrealized and realized holding gain (loss) arising during the year ..........   $ 3,706   (8,574)  (1,124)
   Tax (expense) benefit ........................................................    (1,460)   3,377      442
                                                                                    -------   ------   ------
      Net after tax .............................................................     2,246   (5,197)    (682)
                                                                                    -------   ------   ------
Reclassification adjustment for net loss included in net income .................         3      138       --
   Tax benefit ..................................................................        (1)     (54)      --
                                                                                    -------   ------   ------
      Net after tax .............................................................         2       84       --
                                                                                    -------   ------   ------
         Net change in unrealized gain (loss) on available-for-sale securities ..   $ 2,248   (5,113)    (682)
                                                                                    =======   ======   ======

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                   Years ended December 31,
                                                                             -----------------------------------
                          (dollars in thousands)                                2006          2005        2004
                          ----------------------                             -----------   ----------   --------
OPERATING ACTIVITIES :
   Net earnings ..........................................................   $    61,131       52,373     44,616
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired ................      (484,170)    (455,429)  (292,017)
      Proceeds from sales of mortgage loans held for sale ................       482,394      462,115    302,529
      Provision for loan losses ..........................................         5,192        6,023      4,195
      Depreciation of premises and equipment .............................         6,746        5,349      4,567
      Amortization of core deposit intangible ............................         2,024        1,470      1,074
      Loss on sale of investments ........................................             3          138         --
      Gain on sale of loans ..............................................       (10,819)     (11,048)    (8,015)
      Amortization of investment securities premiums and discounts, net ..         4,853        8,846     11,263
      Federal Home Loan Bank of Seattle stock dividends ..................            --         (180)    (1,218)
      Deferred tax (benefit) expense .....................................          (931)      (2,204)       284
      Stock compensation expense, net of tax benefits ....................         2,149           --         --
      Excess tax benefits related to the exercise of stock options .......        (1,217)          --         --
      Tax benefit from stock related compensation ........................            --        1,258      1,404
      Net increase in accrued interest receivable ........................        (1,611)        (890)      (696)
      Net increase in accrued interest payable ...........................         2,398        1,949        495
      Net increase in current income taxes ...............................         1,791        1,308      1,201
      Net (increase) decrease in other assets ............................        (1,439)       2,394     (2,145)
      Net (decrease) increase in other liabilities .......................          (772)       3,512      2,253
                                                                             -----------   ----------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................        67,722       76,984     69,790
                                                                             -----------   ----------   --------
INVESTING ACTIVITIES:
   Proceeds from  sales, maturities and prepayments of investment
      securities available-for-sale ......................................       223,064      419,524    317,273
   Purchases of investment securities available-for-sale .................       (59,007)    (164,901)  (316,475)
   Principal collected on installment and commercial loans ...............     1,050,666      781,848    677,004
   Installment and commercial loans originated or acquired ...............    (1,348,217)  (1,150,877)  (875,539)
   Principal collections on mortgage loans ...............................       438,319      470,450    296,482
   Mortgage loans originated or acquired .................................      (556,954)    (507,471)  (376,039)
   Net purchase of FHLB and FRB stock ....................................          (455)      (1,995)    (1,942)
   Acquisitions of banks and branches ....................................        43,086        6,265     14,524
   Net addition of premises and equipment ................................       (22,241)     (17,359)    (7,032)
                                                                             -----------   ----------   --------
      NET CASH USED IN INVESTING ACTIVITIES ..............................      (231,739)    (164,516)  (271,744)
                                                                             -----------   ----------   --------
FINANCING ACTIVITIES:
   Net increase in deposits ..............................................       243,088      346,577    116,943
   Net (decrease) increase in FHLB advances ..............................       (96,219)    (439,545)    41,639
   Net increase in securities sold under repurchase agreements ...........        31,424       53,372     19,190
   Net (decrease) increase in other borrowed funds .......................       (18,925)     182,634     (2,961)
   Proceeds from issuance of subordinated debentures .....................        65,000           --     45,000
   Repayment of subordinated debentures ..................................       (35,000)          --         --
   Cash dividends paid ...................................................       (22,558)     (19,051)   (16,618)
   Excess tax benefits related to the exercise of stock options ..........         1,217           --         --
   Proceeds from exercise of stock options and other stock issued ........        36,403        5,158      5,439
   Repurchase and retirement of stock ....................................            --           --     (1,805)
   Cash paid for stock dividends .........................................            (5)          (8)        (9)
                                                                             -----------   ----------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................       204,425      129,137    206,818
                                                                             -----------   ----------   --------
   NET INCREASE IN CASH AND CASH EQUIVALENTS .............................        40,408       41,605      4,864
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................       132,609       91,004     86,140
                                                                             -----------   ----------   --------
   CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $   173,017      132,609     91,004
                                                                             ===========   ==========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest ................................   $    90,230       57,404     39,382
   Cash paid during the year for income taxes ............................   $    31,031       24,808     18,424

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2006 and 2005

                                  CITIZENS DEVELOP.   FIRST NATIONAL    FIRST STATE    CITIZENS BANK    FIRST NATIONAL
                                       COMPANY        BANK OF MORGAN        BANK         HOLDING CO.   BANKS - WEST CO.
                                  -----------------   --------------   -------------   -------------   ----------------
Acquired                             Oct. 1, 2006      Sept. 1, 2006   Oct. 31, 2005   April 1, 2005    Feb. 28, 2005
Fair Value of assets acquired            $457,023             88,519         152,592         126,394          267,126
Cash paid for the capital stock            47,176             20,000           2,100           8,602           41,000
Capital stock issued                       31,451              9,999          19,723           8,715               --
Liabilities assumed                       379,827             68,411         130,663         109,077          226,126

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses. Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review their subsidiary banks' allowance for loan and lease losses. Such agencies may require the subsidiary banks to recognize additions to their respective allowance for loan and lease losses based on the agencies' judgments about information available to them at the time of their examination.

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its fifteen wholly-owned operating subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, First Citizens Bank, N.A., all located in Montana, Mountain West Bank ("Mountain West") located in Idaho, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah. All significant inter-company transactions have been eliminated in consolidation.

On October 1, 2006, Citizens Development Company ("CDC") and its five banking subsidiaries located across Montana were acquired and became bank subsidiaries of the Company. The CDC subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On September 1, 2006, Morgan including its one branch office in Mountain Green, Utah was acquired.

On October 31, 2005, First State Bank in Thompson Falls, Montana was acquired by First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary bank Citizens Community Bank in Pocatello, Idaho were acquired. On February 28, 2005, First National Bank-West Co. and its subsidiary bank 1st Bank in Evanston, Wyoming were acquired. Accordingly, the financial information presented includes the operations since the date of the acquisitions. See Note 20 for additional information related to these transactions.

(C) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...CONTINUED

(D) INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity. As of December 31, 2006, the Company only holds available-for-sale securities. For additional information relating to investments, see Note 3.

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

The Company holds stock in the Federal Home Loan Bank of Seattle ("FHLB") and the Federal Reserve Bank ("FRB"). FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

(E) LOANS RECEIVABLE

Loans that are intended to be held to maturity are reported at their unpaid principal balance less charge-offs, specific valuation accounts, and any deferred fees or costs on originated loans. Purchased loans are reported net of unamortized premiums or discounts. Interest income is reported on the interest method and includes discounts and premiums on purchased loans and net loan fees on originated loans which are amortized over the expected life of loans using methods that approximate the effective interest method. For additional information relating to loans, see Note 4.

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

(G) ALLOWANCE FOR LOAN AND LEASE LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. For additional information relating to allowance for loan and lease losses, see Note 4.

The Company also provides an allowance for losses on impaired loans. Groups of small balance homogeneous loans (generally consumer and residential real estate loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan and lease losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operations or liquidation of the underlying collateral. In such cases, impairment is measured by determining the current value of the collateral, reduced by anticipated selling costs. The Company recognizes interest income on impaired loans only to the extent the cash payments are received.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...CONTINUED

(H) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15-40 years and the estimated useful life for furniture, fixtures, and equipment is 3-10 years. Interest is capitalized for any significant building projects. For additional information relating to premises and equipment, see Note 5.

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

(J) BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

Acquisitions are accounted for using the purchase accounting method as prescribed by Statement of Financial Accounting Standard ("SFAS") Number ("No.") 141, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair values.

Adjustment of the allocated purchase price may be required for pre-acquisition contingencies of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

Core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. The useful life of the core deposit intangible is reevaluated on an annual basis, with any changes in estimated useful life accounted for prospectively over the revised remaining life. For additional information relating to core deposit intangibles, see Note 6.

On an annual basis, as required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the subsidiary level during the third quarter. In addition, goodwill is tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. For additional information relating to goodwill, see Note 6.

(K) INCOME TAXES

Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For additional information relating to income taxes, see Note 12.

(L) STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (Revised) requires that the compensation cost relating to the share-based payment transactions be recognized in the financial statements over the requisite service period. The Statement covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. The Statement requires entities to measure the cost of the employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123 (Revised) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the stock options at the grant date. FASB also issued several Staff Positions during 2005 and 2006 and all applicable positions are being followed by the Company. The Company adopted the modified prospective transition method in reporting financial statement results in the current and for future reporting periods. Under the modified prospective method,

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...CONTINUED

SFAS No. 123 (Revised) applies to new awards and to awards modified, repurchased, or cancelled after the effective date; accordingly, the prior interim and annual periods do not reflect restated amounts. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of the date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company is not required to re-measure the grant-date fair value estimate of the unvested portion of award granted prior to the effective date of SFAS No. 123 (Revised).

The Company had applied APB Opinion No. 25 and related interpretations in accounting for the stock-based compensation prior to January 1, 2006. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and therefore no compensation cost was recognized in prior years.

For additional information relating to stock-based compensation, see Note 15.

(M) LONG-LIVED ASSETS

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2006 and 2005, no assets were considered impaired.

(N) MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Loan servicing rights are initially recorded at fair value based on comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Loan servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Impairment adjustments, if any, are recorded through a valuation allowance. For additional information relating to mortgage servicing rights, see
Note 6.

As of December 31, 2006 and 2005, the carrying value of servicing rights was approximately $1,168,000 and $1,112,000, respectively. Amortization expense of $193,000, $276,000, and $328,000 was recognized in the years ended December 31, 2006, 2005, and 2004, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2006 or 2005. At December 31, 2006, the fair value of mortgage servicing rights was approximately $1,313,000.

(O) EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method. Previous period amounts are restated for the effect of stock dividends and splits. For additional information relating earnings per share, see Note 14.

(P) STOCK SPLIT

On November 29, 2006, the Board of Directors declared a three-for-two stock split, payable to shareholders of record on December 11, 2006, payable December 14, 2006. On April 26, 2005 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 10, 2005, payable May 26, 2005. On April 28, 2004 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 11, 2004, payable May 20, 2004. All prior period amounts have been restated to reflect the stock splits.

(Q) LEASES

The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating leases, see Note 19.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...CONTINUED

(R) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses, net of tax expense (benefit), on available-for-sale securities.

(S) RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

2. CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The amount of this required reserve balance at December 31, 2006 was $16,235,000.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities designated as available for sale is presented below.

                       INVESTMENTS AS OF DECEMBER 31, 2006

                                                                               Gross Unrealized   Estimated
                                                        Weighted   Amortized   ----------------      Fair
              (dollars in thousands)                     Yield        Cost      Gains   Losses      Value
              ----------------------                    --------   ---------   ------   ------    ---------
U.S. GOVERNMENT AND FEDERAL AGENCY:
   maturing within one year .........................     4.78%     $ 10,982       --       (6)     10,976

GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .........................     4.90%        8,177       --      (17)      8,160
   maturing one year through five years .............     5.15%          648       --       --         648
   maturing five years through ten years ............     7.73%          352        5       --         357
   maturing after ten years .........................     6.68%          153        1       --         154
                                                                    --------   ------   ------     -------
                                                          5.05%        9,330        6      (17)      9,319
                                                                    --------   ------   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     3.65%        2,190        2       (1)      2,191
   maturing one year through five years .............     4.08%        5,736       43      (21)      5,758
   maturing five years through ten years ............     4.92%       15,180      818      (11)     15,987
   maturing after ten years .........................     5.12%      276,756   11,794      (86)    288,464
                                                                    --------   ------   ------     -------
                                                          5.08%      299,862   12,657     (119)    312,400
                                                                    --------   ------   ------     -------
MORTGAGE-BACKED SECURITIES ..........................     4.74%       51,673      150   (1,235)     50,588
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.14%      382,551       45   (6,634)    375,962
FHLMC AND FNMA STOCK ................................     5.74%        7,593      218       --       7,811

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     4.83%        2,864       --       --       2,864

FHLB AND FRB STOCK, AT COST .........................     1.26%       55,717       --       --      55,717
                                                                    --------   ------   ------     -------
      TOTAL INVESTMENTS .............................     4.36%     $820,572   13,076   (8,011)    825,637
                                                                    ========   ======   ======     =======

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

                       INVESTMENTS AS OF DECEMBER 31, 2005

                                                                               Gross Unrealized   Estimated
                                                        Weighted   Amortized   ----------------      Fair
                (dollars in thousands)                   Yield        Cost      Gains    Losses     Value
                ----------------------                  --------   ---------   ------   -------   ---------
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .........................     4.54%     $  1,236       --        (2)     1,234
   maturing one year through five years .............     4.32%        3,962       --       (39)     3,923
   maturing five years through ten years ............     6.55%          324        6        --        330
   maturing after ten years .........................     5.04%          337        2        --        339
                                                                    --------   ------   -------    -------
                                                          4.53%        5,859        8       (41)     5,826
                                                                    --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     4.16%          365        3        --        368
   maturing one year through five years .............     4.75%        6,858       48      (143)     6,763
   maturing five years through ten years ............     5.08%        8,728      365       (16)     9,077
   maturing after ten years .........................     5.10%      287,175   12,476      (225)   299,426
                                                                    --------   ------   -------    -------
                                                          5.09%      303,126   12,892      (384)   315,634
                                                                    --------   ------   -------    -------
MORTGAGE-BACKED SECURITIES ..........................     4.67%       65,926      308    (1,599)    64,635
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.22%      530,582      154    (9,653)   521,083
FHLMC AND FNMA STOCK ................................     5.74%        7,593       --      (330)     7,263

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     3.18%        2,085       --        --      2,085

FHLB AND FRB STOCK, AT COST .........................     0.66%       53,529       --        --     53,529
                                                                    --------   ------   -------    -------
      TOTAL INVESTMENTS .............................     4.34%     $968,700   13,362   (12,007)   970,055
                                                                    ========   ======   =======    =======

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

The book value of securities was as follows at:

                                                        December 31,
                (dollars in thousands)                      2004
                ----------------------                  ------------
Government-Sponsored Enterprises ....................    $    1,082
State and Local Governments and Other Issues ........       300,339
Mortgage-Backed Securities ..........................        56,629
Real Estate Mortgage Investment Conduits ............       660,389
FHLMC and FNMA stock ................................         7,593
Certificates of Deposits with over 90 day maturity ..         1,303
FHLB and FRB stock ..................................        49,803
                                                         ----------
                                                         $1,077,138
                                                         ==========

Investments with an unrealized loss position at December 31, 2006:

                                                         Less than 12 months     12 months or more            Total
                                                        --------------------   --------------------   --------------------
                                                          Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                (dollars in thousands)                   Value       Loss       Value       Loss       Value       Loss
                ----------------------                  -------   ----------   -------   ----------   -------   ----------
U.S. Government and Federal Agency ..................   $10,976        6            --         --      10,976          6
Government-Sponsored Enterprises ....................     4,688        2         4,003         15       8,691         17
State and Local Governments and other issues ........     7,241       43         9,039         76      16,280        119
Mortgage-Backed Securities ..........................       314        1        42,301      1,234      42,615      1,235
Real Estate Mortgage Investment Conduits ............     6,079       25       363,917      6,609     369,996      6,634
                                                        -------      ---       -------      -----     -------      -----
Total temporarily impaired securities ...............   $29,298       77       419,260      7,934     448,558      8,011
                                                        =======      ===       =======      =====     =======      =====

Investments with an unrealized loss position at December 31, 2005:

                                                         Less than 12 months      12 months or more            Total
                                                        ---------------------   --------------------   --------------------
                                                          Fair     Unrealized     Fair    Unrealized     Fair    Unrealized
                (dollars in thousands)                    Value       Loss       Value       Loss       Value       Loss
                ----------------------                  --------   ----------   -------   ----------   -------   ----------
Government-Sponsored Enterprises ....................   $  5,158         40          44          1       5,202         41
State and Local Governments and other issues ........     12,689        216       9,330        168      22,019        384
FHLMC stock .........................................      7,170        330          --         --       7,170        330
Mortgage-Backed Securities ..........................     28,810        640      23,620        959      52,430      1,599
Real Estate Mortgage Investment Conduits ............    193,990      2,517     303,991      7,136     497,981      9,653
                                                        --------      -----     -------      -----     -------     ------
Total temporarily impaired securities ...............   $247,817      3,743     336,985      8,264     584,802     12,007
                                                        ========      =====     =======      =====     =======     ======

As of December 31, 2006, there were 270 investments in a unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. The security types with the largest unrealized losses are the Mortgage-

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

Backed, and Real Estate Mortgage Investment Conduits. These securities have underlying collateral consisting of U.S. Government-Sponsored Enterprise, guaranteed mortgages. The unrealized losses are primarily a function of changes in market interest rates between the issue dates and the current measurement date. The fair value of these securities declined from $550.4 million at December 31, 2005 to $412.6 million at December 31, 2006, and the unrealized loss declined from 2.0 percent of fair value to 1.9 percent of fair value for those same years. Intermediate term interest rates are substantially unchanged from year end 2005 to year end 2006 resulting in a longer period of time in which the securities have been in an unrealized loss position. With the continued principal reductions on these securities, and the potential for increased fair value in the event of declines in intermediate term interest rates, the unrealized losses are considered temporary.

Interest income includes tax-exempt interest for the years ended December 31, 2006, 2005, and 2004 of $13,901,000, $13,867,000, and $13,917,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2006, 2005, and 2004 were approximately $488,000, $116,139,000 and
$66,910,000, respectively, resulting in gross gains of approximately $0, $471,000 and $304,000 and gross losses of approximately $3,000, $609,000 and $304,000 respectively. The cost of any investment sold is determined by specific identification.

At December 31, 2006, the Company had investment securities with carrying values of approximately $498,250,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, collateral for treasury term borrowings, and as collateral for treasury tax and loan borrowings. At December 31, 2006, the Company had qualified investment securities with carrying values of approximately $204,110,000 pledged as collateral for advances with the FHLB.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                         December 31,
                                                    ----------------------
              (dollars in thousands)                   2006         2005
              ----------------------                ----------   ---------
Residential first mortgage ......................   $  758,921     589,260
Loans held for sale .............................       35,135      22,540
Commercial real estate ..........................      954,290     781,181
Other commercial ................................      902,994     579,515
Consumer ........................................      218,640     175,503
Home equity .....................................      356,477     295,992
                                                    ----------   ---------
                                                     3,226,457   2,443,991
Net deferred loan fees, premiums and discounts ..      (11,674)     (8,149)
Allowance for loan and lease losses .............      (49,259)    (38,655)
                                                    ----------   ---------
                                                    $3,165,524   2,397,187
                                                    ==========   =========

The following is a summary of activity in allowance for losses on loans:

                                   Years ended December 31,
                                  -------------------------
     (dollars in thousands)         2006     2005     2004
     ----------------------       -------   ------   ------
Balance, beginning of period ..   $38,655   26,492   23,990
Acquisitions ..................     6,091    6,627       --
Net charge offs ...............      (679)    (487)  (1,693)
Provision .....................     5,192    6,023    4,195
                                  -------   ------   ------
Balance, end of period ........   $49,259   38,655   26,492
                                  =======   ======   ======

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

Following is an allocation of the allowance for loan and lease losses and the percent of loans in each category at:

                                                          DECEMBER 31, 2006       December 31, 2005
                                                        ---------------------   ---------------------
                                                                   PERCENT OF              Percent of
                                                                  OF LOANS IN             of loans in
                ($ IN THOUSANDS)                         AMOUNT     CATEGORY    Amount      category
                ----------------                        -------   -----------   -------   -----------
Residential first mortgage and loans held for sale ..   $ 5,421       24.6%     $ 4,318       25.0%
Commercial real estate ..............................    16,741       29.6%      14,370       32.0%
Other commercial ....................................    18,361       28.0%      12,566       23.7%
Consumer ............................................     4,649        6.8%       3,988        7.2%
Home equity .........................................     4,087       11.0%       3,413       12.1%
                                                        -------      -----      -------      -----
                                                        $49,259      100.0%     $38,655      100.0%
                                                        =======      =====      =======      =====

Substantially all of the Company's loan receivables are with customers within the Company's market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. The subsidiary banks are subject to regulatory limits for the amount of loans to any individual borrower and all subsidiary banks are in compliance as of December 31, 2006. No individual borrower had outstanding loans or commitments exceeding 10 percent of the Company's consolidated stockholders' equity as of December 31, 2006.

The combined total of lot acquisition loans to borrowers who intend to construct primary residence on the lot, land acquisition and development loans, and residential builder lines is approximately $789 million, or 24.5 percent of total loans at December 31, 2006. The December 31, 2005 total, including loans in the banks acquired in 2006, was approximately $545 million or 19.7 percent of total loans. Increases incurred in each subsidiary with the largest amounts outstanding centered in the high growth areas of Western Montana, and Couer d'Alene, Sandpoint, Boise, and Southeastern Idaho. The geographic dispersion, in addition to the normal credit standards further mitigates the risk of loss in this portfolio.

Impaired loans, which consists of those reported as non-accrual, for the years ended December 31, 2006, 2005, and 2004 were approximately $6,065,000, $5,252,000, and $5,950,000, respectively, of which no impairment allowance was deemed necessary. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $5,451,000, $5,090,000, and $8,733,000, respectively. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $462,000, $359,000, and $372,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Interest income recognized on impaired loans for the years ended December 31, 2006, 2005, and 2004 was not significant. Loans ninety days overdue and still accruing interest for the years ended December 31, 2006, 2005, and 2004 were approximately $1,345,000, $4,505,000, and $1,642,000, respectively.

The weighted average interest rate on loans was 7.64 percent and 6.84 percent at December 31, 2006 and 2005, respectively.

At December 31, 2006, 2005 and 2004, loans sold and serviced for others were $177,518,000, $145,279,000, and $174,805,000, respectively.

At December 31, 2006, the Company had $1,867,923,000 in variable rate loans and $1,358,534,000 in fixed rate loans.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2006.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

The Company had outstanding commitments as follows:

                                        December 31,
                                     ------------------
      (dollars in thousands)           2006       2005
      ----------------------         --------   -------
Loans and loans in process .......   $653,056   525,334
Unused consumer lines of credit ..    224,455   176,275
Letters of credit ................     63,375    25,218
                                     --------   -------
                                     $940,886   726,827
                                     ========   =======

Substantially all of the loans held for sale at December 31, 2006 and 2005 were committed to be sold.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2006 and 2005 was approximately $93,258,000 and $37,509,000. During 2006, new loans to such related parties were approximately $94,528,000 and repayments were approximately $38,779,000.

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following at:

                                                      December 31,
                                                   ------------------
             (dollars in thousands)                  2006       2005
             ----------------------                --------   -------
Land ...........................................   $ 18,573    18,155
Office buildings and construction in progress ..     91,964    64,696
Furniture, fixtures and equipment ..............     42,187    34,826
Leasehold improvements .........................      4,302     2,584
Accumulated depreciation .......................    (46,267)  (40,309)
                                                   --------   -------
                                                   $110,759    79,952
                                                   ========   =======

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $6,746,000, $5,349,000, and $4,567,000, respectively. Interest expense capitalized for various construction projects for the year ended December 31, 2006 was $297,000 and there was no interest capitalized for the years ended December 31, 2005 and 2004.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                                            Mortgage
                                            Core Deposit    Servicing
          (dollars in thousands)             Intangible    Rights (1)    Total
          ----------------------            ------------   ----------   ------
AS OF DECEMBER 31, 2006
   Gross carrying value                       $23,575
   Accumulated amortization                    (8,825)
                                              -------
   Net carrying value                         $14,750         1,168     15,918
                                              =======

AS OF DECEMBER 31, 2005
   Gross carrying value                       $14,816
   Accumulated amortization                    (6,801)
                                              -------
   Net carrying value                         $ 8,015         1,112      9,127
                                              =======

WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                             10.0           9.6       10.0

AGGREGATE AMORTIZATION EXPENSE
   For the year ended December 31, 2006       $ 2,024           193      2,217
   For the year ended December 31, 2005         1,470           276      1,746
   For the year ended December 31, 2004         1,074           328      1,402

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2007       $ 3,060            80      3,140
   For the year ended December 31, 2008         2,805            80      2,885
   For the year ended December 31, 2009         2,512            78      2,590
   For the year ended December 31, 2010         2,143            75      2,218
   For the year ended December 31, 2011         1,415            73      1,488

(1)  Gross carrying value and accumulated amortization are not readily available

On October 1, 2006, CDC and its five subsidiaries were acquired and became bank subsidiaries of the Company. The purchase price included core deposit intangible of $7,863,000 and goodwill of $39,716,000. On September 1, 2006, Morgan was acquired. The purchase price included core deposit intangible of $896,000 and goodwill of $10,901,000. The following is a summary of activity in goodwill.

           (dollars in thousands)              Goodwill
           ----------------------              --------
Balance as of December 31, 2005                $ 79,099
Acquisition of First National Bank of Morgan     10,901
Acquisition of Citizens Development Company      39,716
                                               --------
Balance as of December 31, 2006                $129,716
                                               ========

7. DEPOSITS

Deposits consist of the following at:

                                                            DECEMBER 31, 2006                     December 31, 2005
                                                   -----------------------------------   -----------------------------------
                                                     WEIGHTED                              Weighted
             (dollars in thousands)                AVERAGE RATE     AMOUNT     PERCENT   Average Rate     Amount     Percent
             ----------------------                ------------   ----------   -------   ------------   ----------   -------
Demand accounts ................................        0.0%      $  829,355     25.9%       0.0%       $  667,008     26.2%
                                                                  ----------    -----                   ----------    -----
NOW accounts ...................................        0.8%         452,766     14.1%       0.3%          367,077     14.5%
Savings accounts ...............................        1.0%         271,932      8.5%       0.5%          247,607      9.8%
Money market demand accounts ...................        3.1%         708,384     22.1%       1.5%          487,143     19.2%
Certificate accounts:
    1.00% and lower ............................                       2,289      0.1%                       4,048      0.2%
    1.01% to 2.00% .............................                       9,469      0.3%                      87,955      3.5%
    2.01% to 3.00% .............................                      73,793      2.3%                     166,379      6.6%
    3.01% to 4.00% .............................                     179,558      5.6%                     240,085      9.5%
    4.01% to 5.00% .............................                     290,015      9.0%                      89,004      3.5%
    5.01% to 6.00% .............................                     216,682      6.7%                      10,304      0.4%
    6.01% to 7.00% .............................                         257      0.0%                       3,102      0.1%
   7.01% and higher ............................                          18      0.0%                          --      0.0%
   Brokered 2.90 to 5.05% ......................                     173,015      5.4%                     165,000      6.5%
                                                                  ----------    -----                   ----------    -----
      Total certificate accounts ...............        4.0%         945,096     29.4%       2.8%          765,877     30.3%
                                                                  ----------    -----                   ----------    -----
Total interest bearing deposits ................        2.8%       2,378,178     74.1%       1.6%        1,867,704     73.8%
                                                                  ----------    -----                   ----------    -----
Total deposits .................................        2.1%      $3,207,533    100.0%       1.2%        2,534,712    100.0%
                                                                  ==========    =====                   ==========    =====
Deposits with a balance in excess of $100,000 ..                  $1,649,029                            $1,283,980
                                                                  ==========                            ==========

At December 31, 2006, scheduled maturities of certificate accounts are as follows:

                                             Years ending December 31,
                            ----------------------------------------------------------
  (dollars in thousands)      TOTAL      2007     2008     2009     2010    Thereafter
  ----------------------    --------   -------   ------   ------   ------   ----------
1.00% and lower .........   $  2,289     2,261        8        8       --         12
1.01% to 2.00% ..........      9,469     9,312      152        5       --         --
2.01% to 3.00% ..........     73,793    66,526    6,194      955      103         15
3.01% to 4.00% ..........    179,558   134,936   26,201    9,941    5,627      2,853
4.01% to 5.00% ..........    290,015   232,237   33,890    9,047   10,742      4,099
5.01% to 6.00% ..........    216,682   183,053   18,998    8,261    1,434      4,936
6.01% to 7.00% ..........        257       134       87       --       36         --
7.01% to 8.00% ..........         18        --       --       --       --         18
Brokered 2.90 to 5.05% ..    173,015   172,000    1,015       --       --         --
                            --------   -------   ------   ------   ------     ------
                            $945,096   800,459   86,545   28,217   17,942     11,933
                            ========   =======   ======   ======   ======     ======

7. DEPOSITS... CONTINUED

Interest expense on deposits is summarized as follows:

                                  Years ended December 31,
                                  -------------------------
     (dollars in thousands)         2006     2005     2004
     ----------------------       -------   ------   ------
NOW accounts ..................   $ 2,976      889      474
Savings accounts ..............     2,336    1,130      471
Money market demand accounts ..    18,043    7,552    3,776
Certificate accounts ..........    34,792   16,134    9,333
                                  -------   ------   ------
                                  $58,147   25,705   14,054
                                  =======   ======   ======

The Company reclassified approximately $3,837,000 and $2,683,000 of overdraft demand deposits to loans as of December 31, 2006 and 2005, respectively. The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2006, and 2005 was approximately $70,991,000 and $29,135,000, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle consist of the following:

                                                                                   Totals as of
                                 Maturing in years ending December 31,             December 31,
                         ----------------------------------------------------   -----------------
(dollars in thousands)     2007      2008     2009   2010   2011   Thereafter     2006      2005
----------------------   --------   ------   -----   ----   ----   ----------   -------   -------
1.00% to 2.00% .......   $     --       --      --     --     --         --          --    40,000
2.01% to 3.00% .......     87,500       --      --     --     --         --      87,500   159,000
3.01% to 4.00% .......     13,600    3,000     250    750     --     40,000      57,600    58,000
4.01% to 5.00% .......        700       --   2,000     --    636     42,739      46,075   124,077
5.01% to 6.00% .......     96,702   18,135       1     --     --         40     114,878    18,421
6.01% to 7.00% .......        674       74      47     24     --        250       1,069     1,793
7.01% to 8.00% .......        300      100      --     --     --         --         400       900
                         --------   ------   -----    ---   ----     ------     -------   -------
                         $199,476   21,309   2,298    774    636     83,029     307,522   402,191
                         ========   ======   =====    ===   ====     ======     =======   =======

These advances are collateralized by FHLB stock held by the Company and a blanket assignment of the Bank's unpledged qualifying real estate loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2006 was approximately $635,329,000.

The weighted average fixed interest rate on these advances was 4.15 percent and
3.26 percent at December 31, 2006 and 2005, respectively. The Federal Home Loan Bank of Seattle holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2006:

                                                                      Interest                Earliest
                (dollars in thousands)                    Amount        Rate       Maturity     Call
                ----------------------                   --------   ------------   --------   --------
Call Terms
   Quarterly at FHLB option ..........................   $  3,000          5.37%     2008       2007
   Quarterly at FHLB option ..........................     15,000          5.52%     2008       2007
   If three month LIBOR is greater than 8% on
      quarterly measurement date after initial term ..     82,000   3.49% - 4.83%    2012       2007
                                                         --------
                                                         $100,000
                                                         ========

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase consist of the following at:

                               DECEMBER 31, 2006

                                                                BOOK        MARKET
                                                 WEIGHTED     VALUE OF     VALUE OF
                                   REPURCHASE     AVERAGE    UNDERLYING   UNDERLYING
     (DOLLARS IN THOUSANDS)          AMOUNT     FIXED RATE    ASSETS        ASSETS
     ----------------------        ----------   ----------   ----------   ----------
SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE WITHIN:
   OVERNIGHT ...................    $150,601       4.57%       155,622      154,561
   TERM UP TO 30 DAYS ..........      10,191       3.62%         9,386        9,331
   TERM OVER 90 DAYS ...........       9,424       5.07%         9,743       10,096
                                    --------                  --------      -------
                                    $170,216       4.54%      $174,751      173,988
                                    ========                  ========      =======

                               December 31, 2005

     (dollars in thousands)
     ----------------------
Securities sold under agreements
to repurchase within:

Overnight ......................    $127,243       3.66%       191,166      190,602
Term up to 30 days .............       1,137       2.53%         1,165        1,146
Term over 90 days ..............       1,150       3.00%         1,191        1,171
                                    --------                  --------      -------
                                    $129,530       3.65%      $193,522      192,919
                                    ========                  ========      =======

The securities, consisting of U.S. Agency and U.S. Government-Sponsored Enterprises issued or guaranteed mortgage backed securities, underlying agreements to repurchase entered into by the Company are for the same securities originally sold, and are held in a custody account by a third party. For the years ended December 31, 2006 and 2005 securities sold under agreements to repurchase averaged approximately $153,314,000 and $103,522,000, respectively, and the maximum outstanding at any month end during the year was approximately $164,338,000 and $132,534,000, respectively.

The Company participates in a U.S. Treasury term auction program whereby the Company is able to bid on funds. The term of the borrowings is typically less than 35 days. The following lists the outstanding treasury term borrowings:

                                 December 31,
                         ---------------------------
(dollars in thousands)       2006           2005
----------------------   ------------   ------------
Outstanding balance...       $162,000        179,000
Weighted fixed rate...           5.18%          4.29%
Maturity date.........   JAN. 3, 2007   Jan. 3, 2006

The Company also participates in a a U.S. Treasury tax and loan account note option program which provides short term funding with no fixed maturity date up to $19,600,000 at federal funds rates minus 25 basis points. At December 31, 2006 and 2005, the outstanding balance under this program was approximately $4,544,000 and $7,382,000. The borrowings are secured with investment securities with a par value of approximately $22,625,000 and a market value of approximately $23,685,000. For the year ended December 31, 2006, the maximum outstanding at any month end was approximately $11,541,000 and the average balance was approximately $3,632,000.

10. SUBORDINATED DEBENTURES

On August 15, 2006, 30,000 Trust Preferred Securities at $1,000 per preferred security were issued by Glacier Capital Trust IV whose common equity is wholly-owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 7.235 percent for the first five years and then convert to a three month LIBOR plus 1.57 percent rate adjustable quarterly for the remaining term until maturity on September 15, 2036. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures of $30,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

On January 31, 2006, 35,000 Trust Preferred Securities at $1,000 per preferred security were issued by Glacier Capital Trust III whose common equity is wholly-owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 6.078 percent for the first five years and then convert to a three month LIBOR plus 1.29 percent rate adjustable quarterly for the remaining term until maturity on April 7, 2036. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures of $35,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The proceeds were used to fund the redemption of previously issued subordinated debentures in the amount of $35,000,000.

In connection with the acquisition of Citizens on April 1, 2005, the Company acquired Citizens Capital Trust I. On June 17, 2004, 5,000 Trust Preferred Securities at $1,000 per preferred security were issued by Citizens Trust I whose common equity is wholly-owned by the Company. The Trust Preferred Securities bear a cumulative three month LIBOR plus 2.65 percent rate adjustable quarterly until maturity on June 17, 2034. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures of $5,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distribution to the date of redemption.

On March 24, 2004, 45,000 Trust Preferred Securities at $1,000 per preferred security were issued by Glacier Capital Trust II whose common equity is wholly-owned by the Company. The Trust Preferred Securities bear a cumulative fixed interest rate of 5.788 percent for the first five years and then convert to a three month LIBOR plus 2.75 percent rate adjustable quarterly for the remaining term until maturity on April 7, 2034. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures of $45,000,000 at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.

The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by Glacier Trust IV, Glacier Trust III, Citizens Trust I, and Glacier Trust II. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the Trust Preferred Securities.

The subordinated debentures with Glacier Trust IV are unsecured, bear interest at a rate of 7.235 percent per annum for the first five years and then converts to a three month LIBOR plus 1.57 percent rate adjustable quarterly for the remaining term until maturity on September 15, 2036. The subordinated debentures with Glacier Trust III are unsecured, bear interest at a rate of 6.078 percent per annum for the first five years and then converts to a three month LIBOR plus
1.29 percent rate adjustable quarterly for the remaining term until maturity on April 7, 2036. The subordinated debentures with Citizens Trust I are unsecured, bear interest rate of three month LIBOR plus 2.65 percent per annum and mature on June 17, 2034. The subordinated debentures with Glacier Trust II are unsecured, bear interest at a rate of 5.788 percent per annum for the first five years and then converts to a three month LIBOR plus 2.75 percent rate adjustable quarterly for the remaining term until maturity on April 7, 2034. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed at par prior to maturity at the Company's option on or after September 15, 2011 for Glacier Trust IV, April 7, 2011 for Glacier Trust III, June 17, 2009 for Citizens Trust I, and April 7, 2009 for Glacier Trust II. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in (1) Glacier Trust IV, Glacier Trust III, Citizens Trust I, or Glacier Trust II becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes, (3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 Capital" under the Federal Reserve Bank capital adequacy guidelines.

11. REGULATORY CAPITAL

The Federal Reserve Bank has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Bank's adequacy guidelines and the Company's and subsidiaries banks' compliance with those guidelines as of December 31, 2006:

                                                                                           Well
                                                                   Minimum capital     capitalized
                                                      Actual         requirement       requirement
                                                 ---------------   ---------------   ---------------
                                                  Amount   Ratio    Amount   Ratio    Amount   Ratio
                                                 -------   -----   -------   -----   -------   -----
Tier 1 (core) capital to risk weighted assets
   Consolidated ..............................   424,479   12.10%  140,350   4.00%   210,525    6.00%
   Mountain West .............................    74,222   10.39%   28,567   4.00%    42,851    6.00%
   Glacier ...................................    71,462   11.12%   25,696   4.00%    38,544    6.00%
   First Security ............................    76,408   13.58%   22,501   4.00%    33,752    6.00%
   CDC .......................................    33,711   10.88%   12,388   4.00%    18,582    6.00%
   Western ...................................    46,949   15.12%   12,422   4.00%    18,633    6.00%
   1st Bank ..................................    19,899   10.24%    7,773   4.00%    11,660    6.00%
   Big Sky ...................................    29,696   11.50%   10,332   4.00%    15,497    6.00%
   Valley ....................................    21,852   11.31%    7,731   4.00%    11,596    6.00%
   Whitefish .................................    16,803   11.50%    5,847   4.00%     8,770    6.00%
   Citizens ..................................    15,470   10.53%    5,877   4.00%     8,816    6.00%
   Morgan ....................................     8,749   15.63%    2,239   4.00%     3,359    6.00%

Tier 2 (total) capital to risk weighted assets
   Consolidated ..............................   468,504   13.35%  280,700   8.00%   350,876   10.00%
   Mountain West .............................    82,563   11.56%   57,135   8.00%    71,418   10.00%
   Glacier ...................................    78,802   12.27%   51,393   8.00%    64,241   10.00%
   First Security ............................    83,471   14.84%   45,003   8.00%    56,254   10.00%
   CDC .......................................    37,603   12.14%   24,776   8.00%    30,970   10.00%
   Western ...................................    50,906   16.39%   24,845   8.00%    31,056   10.00%
   1st Bank ..................................    22,329   11.49%   15,546   8.00%    19,433   10.00%
   Big Sky ...................................    32,934   12.75%   20,663   8.00%    25,829   10.00%
   Valley ....................................    24,270   12.56%   15,462   8.00%    19,327   10.00%
   Whitefish .................................    18,630   12.75%   11,693   8.00%    14,617   10.00%
   Citizens ..................................    17,312   11.78%   11,755   8.00%    14,694   10.00%
   Morgan ....................................     9,450   16.88%    4,479   8.00%    13,000   10.00%

Leverage capital to total average assets
   Consolidated ..............................   424,479    9.77%  173,825   4.00%   217,281    5.00%
   Mountain West .............................    74,222    8.52%   34,842   4.00%    43,553    5.00%
   Glacier ...................................    71,462    9.43%   30,316   4.00%    37,895    5.00%
   First Security ............................    76,408   10.47%   29,179   4.00%    36,474    5.00%
   CDC .......................................    33,711    9.01%   14,966   4.00%    18,708    5.00%
   Western ...................................    46,949   11.55%   16,263   4.00%    20,329    5.00%
   1st Bank ..................................    19,899    6.50%   12,246   4.00%    15,307    5.00%
   Big Sky ...................................    29,696   10.76%   11,037   4.00%    13,797    5.00%
   Valley ....................................    21,852    8.14%   10,744   4.00%    13,430    5.00%
   Whitefish .................................    16,803    8.97%    7,493   4.00%     9,367    5.00%
   Citizens ..................................    15,470    9.81%    6,310   4.00%     7,888    5.00%
   Morgan ....................................     8,749   10.29%    3,400   4.00%     4,249    5.00%

11. REGULATORY CAPITAL... CONTINUED

The following table illustrates the Federal Reserve Bank's adequacy guidelines and the Company's and subsidiary banks' compliance with those guidelines as of December 31, 2005:

                                                                                           Well
                                                                   Minimum capital     capitalized
                                                      Actual         requirement       requirement
                                                 ---------------   ---------------   ---------------
                                                  Amount   Ratio    Amount   Ratio    Amount   Ratio
                                                 -------   -----   -------   -----   -------   -----
Tier 1 (core) capital to risk weighted assets
   Consolidated ..............................   329,289   12.00%  109,724    4.00%  164,585    6.00%
   Mountain West .............................    54,415    9.43%   23,078    4.00%   34,617    6.00%
   Glacier ...................................    63,476   11.76%   21,583    4.00%   32,375    6.00%
   First Security ............................    69,758   13.25%   21,066    4.00%   31,599    6.00%
   Western ...................................    44,428   14.97%   11,874    4.00%   17,811    6.00%
   1st Bank ..................................    17,250   11.59%    5,952    4.00%    8,928    6.00%
   Big Sky ...................................    24,769   10.10%    9,806    4.00%   14,709    6.00%
   Valley ....................................    19,682   11.56%    6,812    4.00%   10,218    6.00%
   Whitefish .................................    14,562   10.06%    5,792    4.00%    8,688    6.00%
   Citizens ..................................    12,665   10.35%    4,894    4.00%    7,341    6.00%

Tier 2 (total) capital to risk weighted assets
   Consolidated ..............................   363,632   13.26%  219,447    8.00%  274,309   10.00%
   Mountain West .............................    61,341   10.63%   46,156    8.00%   57,695   10.00%
   Glacier ...................................    69,882   12.95%   43,166    8.00%   53,958   10.00%
   First Security ............................    76,372   14.50%   42,132    8.00%   52,665   10.00%
   Western ...................................    48,150   16.22%   23,749    8.00%   29,686   10.00%
   1st Bank ..................................    19,115   12.85%   11,904    8.00%   14,880   10.00%
   Big Sky ...................................    27,842   11.36%   19,612    8.00%   24,515   10.00%
   Valley ....................................    21,783   12.79%   13,624    8.00%   17,030   10.00%
   Whitefish .................................    16,237   11.21%   11,584    8.00%   14,480   10.00%
   Citizens ..................................    14,199   11.60%    9,788    8.00%   12,235   10.00%

Leverage capital to total average assets
   Consolidated ..............................   329,289    9.17%  143,692    4.00%  179,615    5.00%
   Mountain West .............................    54,415    7.38%   29,487    4.00%   36,859    5.00%
   Glacier ...................................    63,476    9.34%   27,198    4.00%   33,998    5.00%
   First Security ............................    69,758   10.06%   27,732    4.00%   34,665    5.00%
   Western ...................................    44,428   10.36%   17,149    4.00%   21,436    5.00%
   1st Bank ..................................    17,250    6.28%   10,991    4.00%   13,738    5.00%
   Big Sky ...................................    24,769    9.24%   10,721    4.00%   13,401    5.00%
   Valley ....................................    19,682    8.00%    9,844    4.00%   12,305    5.00%
   Whitefish .................................    14,562    8.44%    6,898    4.00%    8,623    5.00%
   Citizens ..................................    12,665    9.51%    5,329    4.00%    6,661    5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be capitalized at less than 8 percent Tier 2 (total) risk-based capital, 4 percent Tier I risk-based capital, or a 4 percent leverage ratio. At December 31, 2006 and 2005 the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires Tier 2 (total) capital of at least 10 percent, Tier I capital of at least 6 percent, and a leverage capital ratio of at least 5 percent. Each of the subsidiaries was considered well capitalized by the respective regulator as of December 31, 2006 and 2005. There are no conditions or events since year-end that management believes have changed the Company's or subsidiaries risk-based capital category.

11. REGULATORY CAPITAL... CONTINUED

The subsidiary banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2006, approximately $105,010,000 of retained earnings was available for dividend declaration without prior regulatory approval.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

           (dollars in thousands)                2006     2005     2004
           ----------------------              -------   ------   ------
Current:
   Federal .................................   $26,740   22,099   16,361
   State ...................................     6,317    5,416    4,369
                                               -------   ------   ------
      Total current tax expense ............    33,057   27,515   20,730
                                               -------   ------   ------
Deferred:
   Federal .................................    (1,453)  (1,955)     238
   State ...................................      (347)    (249)      46
                                               -------   ------   ------
      Total deferred tax (income) expense ..    (1,800)  (2,204)     284
                                               -------   ------   ------
         Total income tax expense ..........   $31,257   25,311   21,014
                                               =======   ======   ======

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                    Years ended December 31,
                                                    ------------------------
                                                       2006   2005   2004
                                                       ----   ----   ----
Federal statutory rate...........................      35.0%  35.0%  35.0%
State taxes, net of federal income tax benefit ..       4.2%   4.3%   4.4%
Tax-exempt interest income.......................      -5.0%  -5.9%  -7.2%
Other, net.......................................      -0.4%  -0.8%  -0.2%
                                                       ----   ----   ----
                                                       33.8%  32.6%  32.0%
                                                       ====   ====   ====

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                            December 31,
                                                         ------------------
                (dollars in thousands)                     2006       2005
                ----------------------                   --------   -------
Deferred tax assets:
  Allowance for losses on loans ......................   $ 19,777    15,786
  Deferred compensation ..............................      2,535     2,372
  Other ..............................................      3,280       690
                                                         --------   -------
          Total gross deferred tax assets ............     25,592    18,848
                                                         --------   -------
Deferred tax liabilities:
   Federal Home Loan Bank stock dividends ............    (10,629)  (10,488)
   Fixed assets, due to differences in depreciation ..     (4,781)   (3,385)
   Intangibles .......................................     (6,030)   (3,542)
   Deferred loan costs ...............................     (2,514)   (2,076)
   Available-for-sale securities .....................     (1,996)     (534)
   Other .............................................     (1,569)   (1,569)
                                                         --------   -------
      Total gross deferred tax liabilities ...........    (27,519)  (21,594)
                                                         --------   -------
         Net deferred tax liability ..................   $ (1,927)   (2,746)
                                                         ========   =======

12. FEDERAL AND STATE INCOME TAXES ...CONTINUED

There is no valuation allowance at December 31, 2006 and 2005 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2006 includes approximately $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year federal bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that has a 3 percent "safe harbor" provision which is a non-elective contribution by the Company. To be considered eligible for the plan, the employee must be 21 year of age, worked 501 hours in the plan year, and been employed for a full calendar quarter. In addition, elective contributions, depending on the Company's profitability, are made to the plan. Participants are at all times fully vested in all contributions. The total plan expense for the years ended December 31, 2006, 2005, and 2004 was approximately $4,730,000, $4,057,000 and $3,181,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60 percent, 25 percent prior to October 1, 2004, of their monthly salaries. The Company matches an amount equal to 50 percent of the employee's contribution, up to 6 percent of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2006, 2005 and 2004 was approximately $1,120,000, $930,000, and $750,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 25 percent of a participants' salary, and for 100 percent of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $643,000, $483,000, and $402,000, for the years ending December 31, 2006, 2005, and 2004, respectively. Effective January 1, 2005, the participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. For years prior to 2005 the participant received an earnings credit at a one year certificate of deposit rate, or at the total return rate on Company stock, on the amount deferred, as elected by the participant at the time of the deferral election. The total earnings for the years ended 2006, 2005, and 2004 were approximately $226,000, $190,000, and $437,000, respectively. In connection with several acquisitions, the Company assumed the obligations of a deferred compensation plan for certain key employees. As of December 31, 2006, the liability related to the obligation was approximately $2,085,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligation during 2006 was insignificant.

The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits at the savings and retirement plan levels, for amounts that are limited by IRS regulations under those plans. Eligible employees include participates of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company's required contribution to the SERP for the years ended December 31, 2006, 2005 and 2004 was approximately $102,000, $74,000, and $63,000, respectively.

The Company has entered into employment contracts with nineteen senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             For the Years Ended December 31,
                                          -------------------------------------
                                              2006         2005         2004
                                          -----------   ----------   ----------
Net earnings available to common
   stockholders, basic and diluted ....   $61,131,000   52,373,000   44,616,000
Average outstanding shares - basic ....    49,727,299   46,943,741   45,848,574
Add: Dilutive stock options ...........       769,878      895,333      867,530
                                          -----------   ----------   ----------
Average outstanding shares - diluted ..    50,497,177   47,839,074   46,716,104
                                          ===========   ==========   ==========
Basic earnings per share ..............   $      1.23         1.12         0.97
                                          ===========   ==========   ==========
Diluted earnings per share ............   $      1.21         1.09         0.96
                                          ===========   ==========   ==========

There were approximately 606,000, 148,000, and 1,400 options excluded from the diluted share calculation for December 31, 2006, 2005, and 2004, respectively, due to the option exercise price exceeding the market price.

15. STOCK OPTION PLANS

The Company has stock-based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of options to outside Directors of the Company. The Employees 1995 Stock Option Plan was approved to provide the grant of options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired options outstanding. The 2005 Stock Incentive Plan was approved by shareholders on April 27, 2005 which provides awards to certain full-time employees of the Company. The 2005 Stock Incentive Plan permits the granting of options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options, the shares are obtained from the authorized and unissued stock.

The 1994, 1995, and 2005 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All option shares are adjusted for stock splits and stock dividends. The term of the options may not exceed five years from the date the options are granted. The employee options vest over a period of two years and the director options vest over a period of six months.

The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the twelve months ended December 31, 2006, the compensation cost for the stock option plans was $3,018,000, with a corresponding income tax benefit of $869,000, resulting in a net earnings and cash flow from operations reduction of $2,149,000, or a decrease of $.04 per share for both basic and diluted earnings per share. Additionally, in the cash flow statement, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $1,217,000 the twelve months ended December 31, 2006. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 1 year was $1,124,000 as of December 31, 2006. The total fair value of shares vested for the year ended December 31, 2006 and 2005 was $1,266,000 and $955,000, respectively.

15. STOCK OPTION PLANS ...CONTINUED

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

                                   Year ended          Year ended
                               December 31, 2005   December 31, 2004
                               -----------------   -----------------
Net earnings (in thousands):
   As reported                      $52,373             44,616
   Compensation cost                 (1,308)              (685)
                                    -------             ------
   Pro forma                         51,065             43,931
                                    =======             ======
Basic earnings per share:
   As reported                         1.12               0.97
   Compensation cost                  (0.03)             (0.01)
                                    -------             ------
   Pro forma                           1.09               0.96
                                    =======             ======
Diluted earnings per share:
   As reported                         1.09               0.96
   Compensation cost                  (0.02)             (0.02)
                                    -------             ------
   Pro forma                           1.07               0.94
                                    =======             ======

The per share weighted-average fair value of stock options granted during 2006 and 2005 was $4.31 and $2.35, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: 2006 - expected dividend yield 2.23 percent, risk-free interest rate of 4.35 percent, volatility ratio of 27 percent, and expected life of 3.3 years: 2005 - expected dividend yield 2.23 percent, risk-free interest rate of 3.44 percent, volatility ratio of 18 percent, and expected life of 3.4 years. Expected volatilities are based on historical volatility and other factors. The Company uses historical data to estimate option exercise and termination with the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The option awards generally vest upon six month or two years of service for directors and employees, respectively, and generally expire in five years.

15. STOCK OPTION PLANS ...CONTINUED

At December 31, 2006, total shares available for option grants to employees and directors are 4,767,290. Changes in shares granted for stock options for the years ended December 31, 2006, 2005, and 2004, respectively, are summarized as follows:

                                    Options outstanding          Options exercisable
                                --------------------------   --------------------------
                                               Weighted                     Weighted
                                                average                      average
                                  Shares    exercise price     Shares    exercise price
                                ---------   --------------   ---------   --------------
Balance, December 31, 2003 ..   2,299,091         7.52       1,203,492         6.12
Canceled ....................     (94,899)        9.74         (28,439)        5.70
Granted .....................     844,235        13.28
Became exercisable ..........                                  661,950         9.57
Exercised ...................    (782,480)        6.95        (782,480)        6.95
                                ---------                    ---------
Balance, December 31, 2004 ..   2,265,947         9.77       1,054,523         7.74

Canceled ....................     (44,823)       14.03          (7,461)        6.51
Granted .....................     881,642        16.69
Became exercisable ..........                                  788,639        10.87
Exercised ...................    (597,166)        8.63        (597,166)        8.63
                                ---------                    ---------
Balance, December 31, 2005 ..   2,505,600        12.39       1,238,535         9.50

CANCELED ....................    (132,869)       16.17         (39,666)       10.68
GRANTED .....................   1,001,313        21.04
BECAME EXERCISABLE ..........                                  739,187        15.06
EXERCISED ...................    (640,121)       10.48        (640,121)       10.48
                                ---------                    ---------
BALANCE, DECEMBER 31, 2006 ..   2,733,923        15.82       1,297,935        12.15
                                =========                    =========

The range of exercise prices on options outstanding and exercisable at December 31, 2006 is as follows:

                                                                      Options exercisable
                                                                  ----------------------------
                                   Weighted         Weighted                        Weighted
                    Options        average           average        Options         average
  Price range     Outstanding   exercise price   life of options  Exercisable   exercise price
---------------   -----------   --------------   ---------------  -----------   --------------
$3.46 - $4.66        146,559       $ 4.26             .9 years       146,559        $ 4.26
$5.97 - $5.98         11,715         5.98            2.4 years        11,715          5.98
$8.22 - $8.80        103,460         8.48             .1 years       103,460          8.48
$9.39 - $11.36       327,935         9.54            1.1 years       327,935          9.54
$13.36 - $14.16      424,824        13.38            2.1 years       424,824         13.38
$16.66 - $19.68      765,161        16.71            3.1 years       129,693         16.67
$20.96 - $24.73      954,269        21.05            4.1 years       153,749         20.96
                   ---------                                       ---------
                   2,733,923        15.82            3.1 years     1,297,935         12.15
                   =========                                       =========

15. STOCK OPTION PLANS ... CONTINUED

The change in non-vested shares granted for stock options for the years ended December 31, 2006 is summarized below:

                                                                 Weighted Avgerage
                                                       Number       Grant Date
                                                     of Shares      Fair Value
                                                     ---------   -----------------
Non-vested options, December 31, 2005 ....           1,267,065         $1.73
Granted ..................................           1,001,313          4.31
Vested ...................................            (739,187)         1.78
Canceled .................................             (93,203)         3.13
Non-vested options, December 31, 2006 ....           1,435,988          3.43

The options exercised during the year ended December 31, 2005 were at prices from $3.46 to $20.96.

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

                       STATEMENTS OF FINANCIAL CONDITION

                                                     December 31,
                                                  ------------------
          (dollars in thousands)                    2006       2005
          ----------------------                  --------   -------
Assets:
   Cash .......................................   $    567     1,967
   Interest bearing cash deposits .............     13,839    11,125
                                                  --------   -------
      Cash and cash equivalents ...............     14,406    13,092

   Investment securities, available-for-sale...      1,291     1,302
   Other assets ...............................      4,375     2,415
   Investment in subsidiaries .................    562,893   409,931
                                                  --------   -------
                                                  $582,965   426,740
                                                  ========   =======
Liabilities and Stockholders' Equity:

   Dividends payable ..........................   $  6,276     5,151
   Subordinated debentures ....................    115,000    85,000
   Other liabilities ..........................      5,546     3,350
                                                  --------   -------
      Total liabilities .......................    126,822    93,501

   Common stock ...............................        523       483
   Paid-in capital ............................    344,265   262,222
   Retained earnings ..........................    108,286    69,713
   Accumulated other comprehensive income .....      3,069       821
                                                  --------   -------
      Total stockholders' equity ..............    456,143   333,239
                                                  --------   -------
                                                  $582,965   426,740
                                                  ========   =======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                            STATEMENTS OF OPERATIONS

                                                                         Years ended December 31,
                                                                        -------------------------
                       (dollars in thousands)                             2006     2005     2004
                       ----------------------                           -------   ------   ------
Revenues
   Dividends from subsidiaries ......................................   $25,400   21,950   21,300
   Other income .....................................................       754       60    1,088
   Intercompany charges for services ................................     9,711    8,365    7,406
                                                                        -------   ------   ------
      Total revenues ................................................    35,865   30,375   29,794
Expenses
   Employee compensation and benefits ...............................     6,508    5,144    4,517
   Other operating expenses .........................................    10,230   11,013    9,803
                                                                        -------   ------   ------
      Total expenses ................................................    16,738   16,157   14,320

   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries ......................................    19,127   14,218   15,474
   Income tax benefit ...............................................       298    3,386    2,316
                                                                        -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries ...    19,425   17,604   17,790
   Subsidiary earnings in excess of dividends distributed ...........    41,706   34,769   26,826
                                                                        -------   ------   ------
Net earnings ........................................................   $61,131   52,373   44,616
                                                                        =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                         ----------------------------
                        (dollars in thousands)                             2006       2005      2004
                        ----------------------                           --------   -------   -------
Operating Activities
   Net earnings ......................................................   $ 61,131    52,373    44,616
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Loss on sale of investments available-for-sale ....................         --       451       274
   Subsidiary earnings in excess of dividends distributed ............    (41,706)  (34,769)  (26,826)
   Excess tax benefits related to the exercise of stock options ......     (1,217)       --        --
   Net increase in other assets and other liabilities ................      4,986     4,709     2,359
                                                                         --------   -------   -------
Net cash provided by operating activities ............................     23,194    22,764    20,423
                                                                         --------   -------   -------

Investing activities
   Purchases of investment securities available-for-sale .............         --        --   (35,802)
   Proceeds from sales, maturities and prepayments of securities
      available-for-sale .............................................         --    17,796    17,227
   Equity contribution to subsidiary banks ...........................    (65,035)  (56,206)       --
   Net addition of premises and equipment ............................     (1,902)     (949)     (430)
                                                                         --------   -------   -------
Net cash used by investing activities ................................    (66,937)  (39,359)  (19,005)
                                                                         --------   -------   -------

Financing activities
   Proceeds from issuance of subordinated debentures .................     65,000        --    45,000
   Repayment of subordinated debentures ..............................    (35,000)       --        --
   Cash dividends paid ...............................................    (22,558)  (19,051)  (16,618)
   Excess tax benefits from stock options ............................      1,217        --        --
   Proceeds from exercise of stock options and other stock issued ....     36,403     5,158     5,439
   Repurchase and retirement of stock ................................         --        --    (1,805)
   Cash paid for stock dividends .....................................         (5)       (8)       (9)
                                                                         --------   -------   -------
Net cash provided (used) by financing activities .....................     45,057   (13,901)   32,007
                                                                         --------   -------   -------

Net increase (decrease) in cash and cash equivalents .................      1,314   (30,496)   33,425
Cash and cash equivalents at beginning of year .......................     13,092    43,588    10,163
                                                                         --------   -------   -------
Cash and cash equivalents at end of year .............................   $ 14,406    13,092    43,588
                                                                         ========   =======   =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (in thousands except per share amounts):

                                                                              QUARTERS ENDED, 2006
                                                         -------------------------------------------------------------
                                                            MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                         -------------   -------------   -------------   -------------
Interest income ......................................   $      55,952          59,933          63,892          73,549
Interest expense......................................          19,644          22,307          24,887          28,200
                                                         -------------   -------------   -------------   -------------
Net interest income...................................          36,308          37,626          39,005          45,349
Provision for loan losses.............................           1,165           1,355           1,320           1,352
Earnings before income taxes..........................          20,472          22,219          23,603          26,094
Net earnings .........................................          13,629          14,666          15,806          17,030
Basic earnings per share..............................            0.28            0.30            0.32            0.33
Diluted earnings per share............................            0.28            0.30            0.31            0.32
Dividends per share ..................................            0.11            0.11            0.11            0.12
Market range high-low  ...............................   $21.81-$19.72   $21.20-$18.69   $23.24-$18.55   $25.25-$21.99

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

                                                      Quarters Ended, 2005
                                 -------------------------------------------------------------
                                    March 31        June 30       September 30    December 31
                                 -------------   -------------   -------------   -------------
Interest income ..............   $      40,507          46,545          49,570          53,363
Interest expense..............          12,051          14,458          15,810          17,659
                                 -------------   -------------   -------------   -------------
Net interest income...........          28,456          32,087          33,760          35,704
Provision for loan losses.....           1,490           1,552           1,607           1,374
Earnings before income taxes..          17,000          19,572          20,313          20,799
Net earnings .................          11,520          13,090          13,575          14,188
Basic earnings per share......            0.24            0.28            0.29            0.30
Diluted earnings per share....            0.25            0.27            0.28            0.29
Dividends per share ..........            0.09            0.10            0.10            0.11
Market range high-low  .......   $18.65-$15.73   $17.59-$14.05   $20.93-$17.27   $22.33-$18.67

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                              2006                     2005
                                                    -----------------------   ----------------------
              (dollars in thousands)                  AMOUNT     FAIR VALUE     Amount    Fair Value
              ----------------------                ----------   ----------   ---------   ----------
Financial Assets:
Cash on hand and in banks .......................   $  136,591      136,591     111,418      111,418
Federal funds sold ..............................        6,125        6,125       7,537        7,537
Interest bearing cash deposits ..................       30,301       30,301      13,654       13,654
Investment securities ...........................      343,370      343,370     330,808      330,808
Mortgage-backed securities ......................      426,550      426,550     585,718      585,718
FHLB and FRB stock ..............................       55,717       55,717      53,529       53,529
Loans receivable, net ...........................    3,165,524    3,139,276   2,397,187    2,351,640
Accrued interest receivable .....................       25,729       25,729      19,923       19,923

Financial Liabilities:
Deposits ........................................   $3,207,533    3,206,007   2,534,712    2,533,171
Advances from the FHLB of Seattle ...............      307,522      302,441     402,191      391,128
Repurchase agreements and other borrowed funds ..      338,986      338,986     317,222      317,222
Accured interest payable ........................       11,041       11,041       7,437        7,437
Subordinated debentures .........................      115,000      116,124      85,000       83,836

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value is the book value of cash, federal funds sold, interest bearing cash deposits, and accrued interest receivable. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of Federal Home Loan Bank of Seattle and Federal Reserve Bank stock is the book value, due to the stocks being restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made.

Financial Liabilities - The estimated fair value of demand and savings deposits is the book value since rates are regularly adjusted to market rates. The estimated fair value of accrued interest payable is the book value. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. Advances from the Federal Home Loan Bank of Seattle fair value is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Repurchase agreements and other borrowed funds have variable interest rates, or are short term, so book value approximates fair value. The subordinated debentures' fair value is based on quoted market prices or comparison pricing to a similar product outstanding at year-end.

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, so no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. CONTINGENCIES AND COMMITMENTS

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $1,784,000 $1,334,000, and
$1,151,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company's subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $333,000, $273,000, and $221,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 are as follows (Dollars in thousands):

                                          Capital   Operating
Years ended December 31,                   Leases     Leases     Total
------------------------                  -------   ---------   ------
2007                                       $  224     1,716      1,940
2008                                          226     1,523      1,749
2009                                          229     1,259      1,488
2010                                          231     1,195      1,426
2011                                          233       860      1,093
Thereafter                                  2,654     2,836      5,490
                                           ------     -----     ------
Total minimum lease payments               $3,797     9,389     13,186
                                                      =====     ======
Less: Amounts representing interest         1,571
                                           ------
Present Value of minimum lease payments     2,226
Less: Current portion of obligations
   under capital leases                        57
                                           ------
Long-term portion of obligations under
   capital leases                           2,169
                                           ======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

20. ACQUISITIONS

On October 1, 2006, CDC and its five banking subsidiaries located across Montana were acquired and became bank subsidiaries of the Company. These subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. The acquisition included total assets of $457 million, loans of $304 million, and deposits of $363 million. The purchase price included core deposit intangible of $7,863,000 and goodwill of $39,716,000. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change to First Security, Western, and Glacier. It is anticipated that during June of 2007, Western Bank of Chinook will merge into First National Bank of Lewistown.

On September 1, 2006, the Company completed the acquisition of Morgan with total assets of $89 million, loans of $41 million, and deposits of $67 million. The bank operates from two banking offices in Morgan and Mountain Green, Utah. The purchase price included core deposit intangible of $896,000 and goodwill of $10,901,000.

20. ACQUISITIONS...CONTINUED

On October 31, 2005, First Security completed the acquisition of Thompson Falls Holding Co. and its subsidiary bank First State Bank, with total assets of $153 million, loans of $109 million, and deposits of $109 million. The bank operates from two banking offices in Thompson Falls and Plains, Montana. The purchase price included core deposit intangible of $914,000 and goodwill of $7,508,000.

On May 20, 2005, Mountain West completed the acquisition of the Zions National Bank branch in Bonners Ferry, Idaho, with total assets of $24 million, loans of $5 million, and deposits of $24 million. The purchase price included core deposit intangible of $211,000 and goodwill of $2,154,000.

On April 1, 2005, the Company completed the acquisition of Citizens Bank Holding Company and its subsidiary bank Citizens Community Bank, Pocatello, Idaho, with total assets of $126 million, loans of $89 million, and deposits of $101 million. This bank operates from three banking offices in Pocatello and Idaho Falls, and a new branch in Rexburg, Idaho. The purchase price included core deposit intangible of $975,000 and goodwill of $9,553,000.

On February, 28, 2005, the Company completed the acquisition of 1st Bank, Evanston, Wyoming, with total assets of $267 million, loans of $88 million, and deposits of $225 million. This bank has seven locations in western Wyoming and became the first subsidiary bank of the Company to be located in the state of Wyoming. The purchase price included core deposit intangible of $2,446,000 and goodwill of $22,508,000.

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

21. OPERATING SEGMENT INFORMATION

SFAS No. 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. However, the five subsidiaries acquired as a result of the acquisition of CDC during 2006 are one reporting segment for purposes of financial reporting for the year ended December 31, 2006. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company, non-bank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 2006, 2005, and 2004.

(dollars in thousands)

                                   Mountain               First                          1st
              2006                   West     Glacier   Security     CDC     Western     Bank    Big Sky
              ----                ---------   -------   --------   -------   -------   -------   -------
Net interest income ...........   $  36,133    29,176    29,443      5,252    14,095    11,525    12,054
Provision for loan losses .....      (1,500)     (900)     (600)        --        --      (300)     (305)
                                  ---------   -------   -------    -------   -------   -------   -------
Net interest income after
   provision for loan losses ..      34,633    28,276    28,843      5,252    14,095    11,225    11,749
Noninterest income ............      16,442    10,020     5,236        898     5,245     2,939     2,781
Core deposit amortization .....        (219)     (239)     (317)      (358)     (199)     (408)      (23)
Other noninterest expense .....     (31,057)  (17,616)  (14,675)    (2,760)  (10,598)   (8,153)   (6,561)
                                  ---------   -------   -------    -------   -------   -------   -------
Earnings before income taxes ..      19,799    20,441    19,087      3,032     8,543     5,603     7,946
Income tax (expense) benefit ..      (6,163)   (6,949)   (6,119)    (1,081)   (1,325)   (2,358)   (2,703)
                                  ---------   -------   -------    -------   -------   -------   -------
Net income ....................   $  13,636    13,492    12,968      1,951     7,218     3,245     5,243
                                  =========   =======   =======    =======   =======   =======   =======
Assets ........................   $ 918,985   756,545   747,338    461,049   406,131   324,560   274,888
Loans, net ....................     701,390   568,587   488,242    296,225   238,431   152,197   218,482
Goodwill ......................      23,159     4,084    12,165     39,716     3,848    22,508     1,752
Deposits ......................     693,323   457,807   480,192    362,672   250,158   255,834   223,605
Stockholders' equity ..........      98,954    76,986    90,048     81,221    51,031    43,911    31,282


              2006                 Valley   Whitefish   Citizens   Morgan     Other    Consolidated
              ----                -------   ---------   --------   ------   --------   ------------
Net interest income ...........     9,893      6,958      8,247     1,090     (5,578)     158,288
Provision for loan losses .....      (485)      (180)      (900)      (22)        --       (5,192)
                                  -------    -------    -------    ------   --------    ---------
Net interest income after
   provision for loan losses ..     9,408      6,778      7,347     1,068     (5,578)     153,096
Noninterest income ............     3,938      1,654      2,161       318        210       51,842
Core deposit amortization .....       (43)        --       (164)      (54)        --       (2,024)
Other noninterest expense .....    (7,649)    (4,003)    (5,898)     (651)      (905)    (110,526)
                                  -------    -------    -------    ------   --------    ---------
Earnings before income taxes ..     5,654      4,429      3,446       681     (6,273)      92,388
Income tax (expense) benefit ..    (1,626)    (1,476)    (1,507)     (248)       298      (31,257)
                                  -------    -------    -------    ------   --------    ---------
Net income ....................     4,028      2,953      1,939       433     (5,975)      61,131
                                  =======    =======    =======    ======   ========    =========
Assets ........................   269,442    187,704    172,517    95,991   (147,411)   4,467,739
Loans, net ....................   177,507    142,480    137,779    45,302     (1,098)   3,165,524
Goodwill ......................     1,770        260      9,553    10,901         --      129,716
Deposits ......................   183,233    121,100    128,317    75,348    (24,056)   3,207,533
Stockholders' equity ..........    24,247     16,918     25,549    20,308   (104,312)     456,143

(dollars in thousands)

                                   Mountain               First                1st
              2005                   West     Glacier   Security   Western     Bank    Big Sky
              ----                ---------   -------   --------   -------   -------   -------
Net interest income ...........   $  29,607    26,508    24,839     14,522     8,179    11,540
Provision for loan losses .....      (1,897)   (1,500)     (630)        --      (251)     (965)
                                  ---------   -------   -------    -------   -------   -------
Net interest income after
   provision for loan losses ..      27,710    25,008    24,209     14,522     7,928    10,575
Noninterest income ............      15,812     9,136     3,990      3,966     2,340     2,475
Core deposit amortization .....        (214)     (252)     (202)      (224)     (371)      (26)
Other noninterest expense .....     (26,006)  (16,016)  (11,141)    (9,741)   (5,636)   (5,509)
                                  ---------   -------   -------    -------   -------   -------
Earnings before income taxes ..      17,302    17,876    16,856      8,523     4,261     7,515
Income tax (expense) benefit ..      (5,886)   (6,096)   (5,505)    (2,488)   (1,401)   (2,819)
                                  ---------   -------   -------    -------   -------   -------
Net income ....................   $  11,416    11,780    11,351      6,035     2,860     4,696
                                  =========   =======   =======    =======   =======   =======
Assets ........................   $ 779,538   731,468   769,094    431,640   304,196   267,402
Loans, net ....................     544,429   462,761   453,814    231,817   111,682   203,869
Goodwill ......................      23,159     4,084    12,165      3,848    22,508     1,752
Deposits ......................     558,280   424,739   476,253    269,494   244,336   191,040
Stockholders' equity ..........      80,008    69,257    83,447     49,458    41,577    26,581


              2005                 Valley   Whitefish   Citizens     Other    Consolidated
              ----                -------   ---------   --------   --------   ------------
Net interest income ...........     9,444      6,527      5,013      (6,172)     130,007
Provision for loan losses .....      (375)      (300)      (105)         --       (6,023)
                                  -------    -------    -------    --------    ---------
Net interest income after
   provision for loan losses ..     9,069      6,227      4,908      (6,172)     123,984
Noninterest income ............     3,509      1,916      1,902        (420)      44,626
Core deposit amortization .....       (48)        --       (133)         --       (1,470)
Other noninterest expense .....    (6,787)    (3,428)    (4,052)     (1,140)     (89,456)
                                  -------    -------    -------    --------    ---------
Earnings before income taxes ..     5,743      4,715      2,625      (7,732)      77,684
Income tax (expense) benefit ..    (1,783)    (1,698)    (1,022)      3,387      (25,311)
                                  -------    -------    -------    --------    ---------
Net income ....................     3,960      3,017      1,603      (4,345)      52,373
                                  =======    =======    =======    ========    =========
Assets ........................   254,437    174,069    144,161    (149,661)   3,706,344
Loans, net ....................   151,204    125,512    113,222      (1,123)   2,397,187
Goodwill ......................     1,770        260      9,553          --       79,099
Deposits ......................   174,059    112,790    110,023     (26,302)   2,534,712
Stockholders' equity ..........    21,809     14,847     23,029     (76,774)     333,239

21. OPERATING SEGMENT INFORMATION...CONTINUED

(dollars in thousands)

                                   Mountain               First
              2004                   West     Glacier   Security   Western   Big Sky    Valley   Whitefish    Other    Consolidated
              ----                ---------   -------   --------   -------   -------   -------   ---------   -------   ------------
Net interest income ...........   $  22,552    24,541    24,372     15,663     9,361     8,959      6,393     (4,448)     107,393
Provision for loan losses .....      (1,320)   (1,075)     (600)        --      (510)     (440)      (250)        --       (4,195)
                                  ---------   -------   -------    -------   -------   -------    -------    -------    ---------
Net interest income after
   provision for loan losses ..      21,232    23,466    23,772     15,663     8,851     8,519      6,143     (4,448)     103,198
Noninterest income ............      12,315     8,652     3,684      3,583     2,249     2,940      1,419       (277)      34,565
Core deposit amortization .....        (210)     (276)     (216)      (279)      (33)      (60)        --         --       (1,074)
Other noninterest expense .....     (21,290)  (14,980)  (10,184)    (9,016)   (5,190)   (6,020)    (3,280)    (1,099)     (71,059)
                                  ---------   -------   -------    -------   -------   -------    -------    -------    ---------
Earnings before income taxes ..      12,047    16,862    17,056      9,951     5,877     5,379      4,282     (5,824)      65,630
Income tax (expense) benefit ..      (3,769)   (5,704)   (5,572)    (3,039)   (2,157)   (1,632)    (1,457)     2,316      (21,014)
                                  ---------   -------   -------    -------   -------   -------    -------    -------    ---------
Net income ....................   $   8,278    11,158    11,484      6,912     3,720     3,747      2,825     (3,508)      44,616
                                  =========   =======   =======    =======   =======   =======    =======    =======    =========
Assets ........................   $ 629,205   646,523   626,341    446,502   241,056   241,518    169,411     10,181    3,010,737
Loans, net ....................     382,819   398,187   326,826    210,181   161,761   119,626    102,746       (341)   1,701,805
Goodwill ......................      21,005     4,084     4,657      3,848     1,752     1,770        260         --       37,376
Deposits ......................     431,662   393,655   359,918    207,711   132,853   146,660     98,605    (41,356)   1,729,708
Stockholders' equity ..........      67,002    64,207    56,004     49,095    20,567    20,052     13,839    (20,582)     270,184

22. SUBSEQUENT EVENTS

On January 22, 2007, a definitive agreement to acquire North Side State Bank of Rock Springs, Wyoming was announced. As of September 30, 2006, North Side had total assets of $121 million and deposits of approximately $100 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, North Side will be merged into 1st Bank, the Company's Evanston, Wyoming subsidiary.

On January 19, 2007, as previously announced, as a condition imposed by the bank regulators to acquire CDC, the Company completed the sale of its Western Security Lewistown branch to the Bank of the Rockies. The branch had estimated loans of $16 million and deposits of $25 million and was sold at a gain of $1.6 million.

23. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff's view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and it did not have a material effect on the Company's financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an

23. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ...CONTINUED

endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of the adoption of this Issue, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company expects to adopt the Interpretation during the first quarter of 2007 without material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the net servicing income period or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the periods in which the change occur. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. The Company will adopt the Statement beginning January 1, 2007 and will choose the amortization of servicing assets over the net servicing income period which is its current practice; therefore there will be minimal impact to the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement to Beneficial Interest in Securitized Financial Assets." This Statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 and is expected to have minimal impact on the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting of the Audit Committee held on June 13, 2005, the Audit Committee appointed BKD, LLP ("BKD") to serve as the Company's independent public accountants, effective June 16, 2005. BKD, LLP replaced KPMG LLP ("KPMG").

KPMG performed audits of the Company's consolidated financial statements as of and for each of the year ended December 31, 2004. In addition, KPMG performed audits of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004.

The audit report of KPMG on the consolidated financial statements of the Company as of and for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the year ended December 31, 2004 and the subsequent interim period through June 13, 2005, there were no (1) disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, as defined in Item 304(a)(1)(v) of Securities and Exchange (SEC) Regulation S-K.

During the year ended December 31, 2004 and from December 31, 2004 through June 13, 2005, the date on which BKD was selected to be engaged to be the Company's independent accountant, neither the Company nor anyone on its behalf had consulted BKD with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item. Subsequent to BKD being engaged, there have been no changes or disagreements with accountants on accounting and financial disclosure.

KPMG furnished a letter, addressed to the SEC, stating that they agree with the above statements, except that they were not in a position to agree or disagree with the first paragraph and the last paragraph.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with U.S. generally accepted accounting principles. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment performed by management of its internal control over financial reporting as of December 31, 2006 did not include the following entities which were acquired by the Company during fiscal year 2006:
CDC and its five subsidiaries and Morgan (collectively, the "Acquisitions"). CDC and Morgan represent approximately 10 percent and 2 percent, respectively of the assets of the Company on a consolidated basis. Based on this assessment, management asserts that Glacier Bancorp, Inc. and subsidiaries (except those subsidiaries acquired in the Acquisitions) maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States of America. There was no material change to the internal control over financial reporting as a result of the Acquisitions.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the years ended December 31, 2006 and 2005, has issued an attestation report on management's assessment of the company's internal control over financial reporting. Such attestation report expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 and 2005.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding "Directors and Executive Officers of the Registrant" is set forth under the headings "Information with Respect to Nominees and Other Directors - Background of Nominees and Continuing Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2007 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

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

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics can be accessed electronically by visiting the Company's website at www.glacierbancorp.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding "Executive Compensation" is set forth under the headings "Compensation of Directors" and "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

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

(1)  The following exhibits are included as part of this Form 10-K:

EXHIBIT NO.   EXHIBIT
-----------   -------
3(a)          Amended and Restated Articles of Incorporation

3(b)          Amended and Restated Bylaws (1)

10(a)* Amended and Restated 1995 Employee Stock Option Plan and related agreements (2)

10(b)* Amended and Restated 1994 Director Stock Option Plan and related agreements (2)

10(c)*        Deferred Compensation Plan effective January 1, 2005 (3)

10(d)*        Supplemental Executive Retirement Agreement (3)

10(e)*        2005 Stock Incentive Plan and related agreements (4)

10(f)*        Employment Agreement dated January 1, 2007 between the Company,
              Glacier Bancorp, Inc. and Michael J. Blodnick

10(g)*        Employment Agreement dated December 22, 2006 between the Company,
              Glacier Bancorp, Inc. and Ron J. Copher

10(h)*        Employment Agreement date January 1, 2007 between First Security
              Bank of Missoula and William Bouchee

10(i)*        Employment agreement dated January 1, 2007, between Mountain West
              Bank and Jon W. Hippler

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

(1) Incorporated by reference to Exhibit 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2004.

(2) Incorporated by reference to Exhibit 99.1 - 99.4 of the Company's S-8 Registration Statement (No. 333-105995).

(3) Incorporated by reference to exhibits 10(g) and 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4) Incorporated by reference to exhibits 99.1 through 99.3 of the Company's S-8 Registration Statement (No. 333-125024).

(5) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

*    Compensatory Plan or Arrangement

     SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                            ------------------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2007, by the following persons in the capacities indicated.



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


/s/ Allen Fetscher                      Director
-------------------------------------
Allen J. Fetscher


/s/ Jon W. Hippler                      Director
-------------------------------------
Jon W. Hippler


/s/ Craig A. Langel                     Director
-------------------------------------
Craig A. Langel


/s/ L. Peter Larson                     Director
-------------------------------------
L. Peter Larson


/s/ Douglas J. McBride                  Director
-------------------------------------
Douglas J. McBride


/s/ John W. Murdoch                     Director
-------------------------------------
John W. Murdoch