Form 10-Q
period 2007-03-31
GLACIER BANCORP INC
filed 2007-05-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

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

Large Accelerated Filer [X]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on April 30, 2007 was 52,689,338. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          Page #
                                                                          ------
PART I.    FINANCIAL INFORMATION

           Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial
                     Condition - Unaudited March 31, 2007, and March
                     31, 2006 and December 31, 2006 ...................      3

                  Condensed Consolidated Statements of Operations -
                     Unaudited three months ended March 31, 2007 and
                     2006 .............................................      4

                  Condensed Consolidated Statements of Stockholders'
                     Equity and Comprehensive Income - Year ended
                     December 31, 2006 and unaudited three months ended
                     March 31,  2007 ..................................      5

                  Condensed Consolidated Statements of Cash Flows -
                     Unaudited three months ended March 31, 2007 and
                     2006 .............................................      6

                  Notes to Condensed Consolidated Financial Statements
                     - Unaudited ......................................      7

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ............     21

           Item 3 - Quantitative and Qualitative Disclosure about
                       Market Risk ....................................     27

           Item 4 - Controls and Procedures ...........................     27

PART II.   OTHER INFORMATION ..........................................     28

           Item 1 - Legal Proceedings .................................     28

           Item 1A - Risk Factors .....................................     28

           Item 2 - Unregistered Sales of Equity Securities and Use of
                       Proceeds .......................................     28

           Item 3 - Defaults Upon Senior Securities ...................     28

           Item 4 - Submission of Matters to a Vote of Security
                       Holders ........................................     28

           Item 5 - Other Information .................................     28

           Item 6 - Exhibits ..........................................     28

           Signatures .................................................     29

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 March 31,    December 31,    March 31,
(Dollars in thousands, except per share data)       2007          2006           2006
---------------------------------------------   -----------   ------------   -----------
                                                (UNAUDITED)                  (unaudited)
ASSETS:
   Cash on hand and in banks ................   $   123,697       136,591        105,474
   Federal funds sold .......................         2,752         6,125          9,155
   Interest bearing cash deposits ...........        88,112        30,301         21,343
                                                -----------    ----------     ----------
      Cash and cash equivalents .............       214,561       173,017        135,972

   Investment securities ....................       773,364       825,637        923,382
   Loans receivable, net ....................     3,124,368     3,130,389      2,502,279
   Loans held for sale ......................        32,778        35,135         25,153
   Premises and equipment, net ..............       115,123       110,759         86,179
   Real estate and other assets owned, net ..         1,727         1,484            778
   Accrued interest receivable ..............        25,340        25,729         19,317
   Core deposit intangible, net .............        13,861        14,750          7,594
   Goodwill .................................       132,303       129,716         79,099
   Other assets .............................        25,588        24,682         23,036
                                                -----------    ----------     ----------
                                                $ 4,459,013     4,471,298      3,802,789
                                                ===========    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits ............   $   788,426       829,355        683,201
   Interest bearing deposits ................     2,410,668     2,378,178      2,010,198
   Advances from Federal Home Loan Bank of
      Seattle ...............................       455,625       307,522        505,209
   Securities sold under agreements to
      repurchase ............................       162,491       170,216        132,207
   Other borrowed funds .....................         5,930       168,770          2,774
   Accrued interest payable .................        12,980        11,041          8,537
   Deferred tax liability ...................            94         1,927          2,098
   Subordinated debentures ..................       118,559       118,559         87,631
   Other liabilities ........................        31,804        29,587         26,543
                                                -----------    ----------     ----------
     Total liabilities ......................     3,986,577     4,015,155      3,458,398
                                                -----------    ----------     ----------
   Preferred shares, $.01 par value per
      share. 1,000,000 shares authorized
      None issued or outstanding ............            --            --             --
   Common stock, $.01 par value per share
      117,187,5000 shares authorized ........           527           523            485
   Paid-in capital ..........................       350,065       344,265        265,603
   Retained earnings - substantially
      restricted ............................       118,054       108,286         78,171
   Accumulated other comprehensive income ...         3,790         3,069            132
                                                -----------    ----------     ----------
      Total stockholders' equity ............       472,436       456,143        344,391
                                                -----------    ----------     ----------
                                                $ 4,459,013     4,471,298      3,802,789
                                                ===========    ==========     ==========
   Number of shares outstanding .............    52,656,162    52,302,820     48,471,168
   Book value per share .....................   $      8.97          8.72           7.11

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED MARCH 31,
(UNAUDITED - dollars in thousands,         ----------------------------
   except per share data)                     2007              2006
----------------------------------         -----------      -----------
INTEREST INCOME:
   Real estate loans ...................   $    14,441           10,989
   Commercial loans ....................        36,652           25,525
   Consumer and other loans ............        11,314            8,865
   Investment securities and other .....         9,513           10,573
                                           -----------      -----------
      Total interest income ............        71,920           55,952
                                           -----------      -----------
INTEREST EXPENSE:
   Deposits ............................        18,807           11,291
   Federal Home Loan Bank of Seattle
      advances .........................         5,042            4,796
   Securities sold under agreements
      to repurchase ....................         1,887            1,290
   Subordinated debentures .............         1,814            1,429
   Other borrowed funds ................         1,279              838
                                           -----------      -----------
      Total interest expense ...........        28,829           19,644
                                           -----------      -----------
NET INTEREST INCOME ....................        43,091           36,308
   Provision for loan losses ...........         1,195            1,165
                                           -----------      -----------
   Net interest income after
      provision for loan losses ........        41,896           35,143
                                           -----------      -----------
NON-INTEREST INCOME:
   Service charges and other fees ......         8,263            6,406
   Miscellaneous loan fees and
      charges ..........................         1,822            1,811
   Gains on sale of loans ..............         3,042            2,190
   Loss on sale of investments .........            (8)              --
   Other income ........................         2,573              749
                                           -----------      -----------
      Total non-interest income ........        15,692           11,156
                                           -----------      -----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits
      and related expenses .............        19,506           15,311
   Occupancy and equipment expense .....         4,458            3,491
   Outsourced data processing
      expense ..........................           812              724
   Core deposit intangibles
      amortization .....................           780              420
   Other expenses ......................         7,627            5,881
                                           -----------      -----------
      Total non-interest expense .......        33,183           25,827
                                           -----------      -----------
EARNINGS BEFORE INCOME TAXES ...........        24,405           20,472
                                           -----------      -----------
   Federal and state income tax
      expense ..........................         8,312            6,843
                                           -----------      -----------
NET EARNINGS ...........................   $    16,093           13,629
                                           ===========      ===========
Basic earnings per share ...............   $      0.31             0.28
Diluted earnings per share .............   $      0.30             0.28
Dividends declared per share ...........   $      0.12             0.11
Return on average assets (annualized) ..          1.48%            1.48%
Return on average equity (annualized) ..         14.02%           16.21%
Average outstanding shares - basic .....    52,500,395       48,378,237
Average outstanding shares - diluted ...    53,239,346       49,239,701

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
  YEAR ENDED DECEMBER 31, 2006 AND UNAUDITED THREE MONTHS ENDED MARCH 31, 2007

                                                                                           Retained     Accumulated     Total
                                                              Common Stock                 earnings        Other       stock-
                                                           ------------------  Paid-in  substantially  comprehensive  holders'
      (Dollars in thousands, except per share data)          Shares    Amount  capital   restricted       income       equity
      ---------------------------------------------        ----------  ------  -------  -------------  -------------  --------
Balance at December 31, 2005.............................  48,258,821   $483   262,222      69,713           821      333,239
Comprehensive income:
   Net earnings..........................................          --     --        --      61,131            --       61,131
   Unrealized gain on securities, net of reclassification
      adjustment and taxes...............................          --     --        --          --         2,248        2,248
                                                                                                                      -------
Total comprehensive income...............................                                                              63,379
                                                                                                                      -------
Cash dividends declared ($.45 per share).................          --     --        --     (22,558)           --      (22,558)
Stock options exercised..................................     639,563      6     6,700          --            --        6,706
Stock issued in connection with acquisitions.............   1,904,436     19    41,431          --            --       41,450
Public offering of stock issued..........................   1,500,000     15    29,418          --            --       29,433
Acquisition of fractional shares.........................          --     --        (5)         --            --           (5)
Stock based compensation and tax benefit.................          --     --     4,499          --            --        4,499
                                                           ----------   ----   -------     -------         -----      -------
Balance at December 31, 2006.............................  52,302,820   $523   344,265     108,286         3,069      456,143
Comprehensive income:
   Net earnings..........................................          --     --        --      16,093            --       16,093
   Unrealized gain on securities, net of reclassification
      adjustment and taxes...............................          --     --        --          --           721          721
                                                                                                                      -------
Total comprehensive income...............................                                                              16,814
                                                                                                                      -------
Cash dividends declared ($.12 per share).................          --     --        --      (6,325)           --       (6,325)
Stock options exercised..................................     353,342      4     3,711          --            --        3,715
Stock based compensation and tax benefit.................          --     --     2,089          --            --        2,089
                                                           ----------   ----   -------     -------         -----      -------
Balance at March 31, 2007 (unaudited)....................  52,656,162   $527   350,065     118,054         3,790      472,436
                                                           ==========   ====   =======     =======         =====      =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               --------------------
                    (UNAUDITED - dollars in thousands)                            2007       2006
                    ----------------------------------                         ---------   --------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES................................   $  25,755     18,854
                                                                               ---------   --------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale........................................      61,768     43,209
   Purchases of investments available-for-sale..............................      (7,481)      (792)
   Principal collected on installment and commercial loans..................     262,076    249,640
   Installment and commercial loans originated or acquired..................    (299,714)  (350,179)
   Principal collections on mortgage loans..................................     123,188     89,622
   Mortgage loans originated or acquired....................................    (103,330)  (117,881)
   Net purchase of FHLB and FRB stock.......................................      (1,693)      (434)
   Net cash paid for sale of Western's Lewistown branch.....................      (6,846)        --
   Net addition of premises and equipment...................................      (5,295)    (7,715)
                                                                               ---------   --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...................      22,673    (94,530)
                                                                               ---------   --------
FINANCING ACTIVITIES:
   Net increase in deposits ................................................      16,970    158,688
   Net decrease in FHLB advances and other borrowed funds ..................     (14,737)   (81,900)
   Net (decrease) increase in securities sold under repurchase agreements...      (7,724)     2,677
   Cash dividends paid......................................................      (6,325)    (5,171)
   Excess tax benefits from stock options...................................       1,217        474
   Proceeds from exercise of stock options and other stock issued...........       3,715      2,186
                                                                               ---------   --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...................      (6,884)    76,954
                                                                               ---------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS.............................      41,544      1,278
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................     173,017    134,694
                                                                               ---------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $ 214,561    135,972
                                                                               =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for: Interest................................   $  26,891     18,544
                                    Income taxes............................   $   2,400        380

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2007, and March 31, 2006, stockholders' equity for the three months ended March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2006 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for twelve wholly-owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), First National Bank of Lewistown and Western Bank of Chinook, all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah.

     In addition, the Company owns four trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), and Citizens (ID) Statutory Trust I ("Citizens Trust I") for the purpose of issuing trust preferred securities and in accordance with Financial Accounting Standards Board Interpretation ("FASB") 46(R) the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any off-balance sheet entities.

     On October 1, 2006, the Company acquired Citizens Development Company ("CDC") and its five subsidiaries which include: Citizens State Bank, First Citizens Bank of Billings ("FCB-Billings"), First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, FCB-Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. First National Bank of Lewistown and Western Bank of Chinook are one reporting segment for purposes of financial reporting for the three months ended March 31, 2007. It is anticipated that during June of 2007, Western Bank of Chinook will merge into First National Bank of Lewistown.

     The following abbreviated organizational chart illustrates the various relationships:

                                      ------------------------
                                        Glacier Bancorp, Inc.
                                      (Parent Holding Company)
                                      ------------------------

-----------------------   ------------------------   --------------------   ------------------------
   Mountain West Bank           Glacier Bank          First Security Bank     Western Security Bank
  (ID Commercial bank)      (MT Commercial bank)          of Missoula         (MT Commercial bank)
                                                     (MT Commercial bank)
-----------------------   ------------------------   --------------------   ------------------------

-----------------------   ------------------------   --------------------   ------------------------
        1st Bank                   Big Sky                Valley Bank             Glacier Bank
  (WY Commercial bank)          Western Bank               of Helena              of Whitefish
                            (MT Commercial Bank)     (MT Commercial bank)     (MT Commercial bank)
-----------------------   ------------------------   --------------------   ------------------------

-----------------------   ------------------------   --------------------   ------------------------
Citizens Community Bank     Citizens Development      First National Bank   Glacier Capital Trust II
  (ID Commercial bank)    Company - 2 Subsidiaries         of Morgan
                            (MT Commercial Banks)    (UT Commercial bank)
-----------------------   ------------------------   --------------------   ------------------------

           -------------------------   ------------------------   -------------------------------
           Glacier Capital Trust III   Glacier Capital Trust IV   Citizens (ID) Statutory Trust I
           -------------------------   ------------------------   -------------------------------

3)   Ratios

     Returns on average assets and average equity were calculated based on daily averages.

4)   Dividends Declared

     On March 28, 2007, the Board of Directors declared a $.12 per share cash dividend payable on April 19, 2007 to stockholders of record on April 10, 2007.

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                               Three            Three
                                           months ended     months ended
                                          March 31, 2007   March 31, 2006
                                          --------------   --------------
Net earnings available to common
   stockholders........................     $16,093,000      13,629,000
Average outstanding shares - basic.....      52,500,395      48,378,237
Add: Dilutive stock options............         738,951         861,464
                                            -----------      ----------
Average outstanding shares - diluted...      53,239,346      49,239,701
                                            ===========      ==========
Basic earnings per share...............     $      0.31            0.28
                                            ===========      ==========
Diluted earnings per share.............     $      0.30            0.28
                                            ===========      ==========

There were approximately 12,750 and 215,463 average shares excluded from the three months ended diluted share calculation as of March 31, 2007, and 2006, respectively, due to the option exercise price exceeding the market price.

6)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments, is as follows:

                        INVESTMENTS AS OF MARCH 31, 2007

                                                                                Gross Unrealized   Estimated
                                                         Weighted   Amortized   ----------------      Fair
                 (Dollars in thousands)                    Yield       Cost      Gains   Losses      Value
                 ----------------------                  --------   ---------   ------   ------    ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year ..........................     4.85%     $  2,300       --       --       2,300

GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year ..........................     5.07%        7,485       --      (11)      7,474
   maturing one year through five years ..............     5.15%          149       --       --         149
   maturing five years through ten years .............     7.88%          286        1       --         287
   maturing after ten years ..........................     6.77%          151        1       --         152
                                                                     --------   ------   ------     -------
                                                           5.20%        8,071        2      (11)      8,062
                                                                     --------   ------   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year ..........................     4.40%        1,444        1                1,445
   maturing one year through five years ..............     4.77%        4,774       34      (20)      4,788
   maturing five years through ten years .............     5.72%       15,482      767       (8)     16,241
   maturing after ten years ..........................     5.18%      273,814   11,372      (50)    285,136
                                                                     --------   ------   ------     -------
                                                           5.20%      295,514   12,174      (78)    307,610
                                                                     --------   ------   ------     -------

MORTGAGE-BACKED SECURITIES ...........................     4.78%       48,650      154   (1,121)     47,683
REAL ESTATE MORTGAGE INVESTMENT CONDUITS .............     4.18%      345,797       46   (5,094)    340,749
FHLMC AND FNMA STOCK .................................     5.74%        7,593      182       --       7,775

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY....     4.94%        1,775       --       --       1,775
FHLB AND FRB STOCK, AT COST ..........................     1.40%       57,410       --       --      57,410
                                                                     --------   ------   ------     -------
     TOTAL INVESTMENTS ...............................     4.43%     $767,110   12,558   (6,304)    773,364
                                                                     ========   ======   ======     =======

                INVESTMENTS AS OF DECEMBER 31, 2006

                                                                                 Gross Unrealized   Estimated
                                                          Weighted   Amortized   ----------------      Fair
                    (Dollars in thousands)                  Yield       Cost      Gains   Losses      Value
                    ----------------------                --------   ---------   ------   ------    ---------
                  AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year ...........................     4.78%     $ 10,982       --       (6)     10,976

GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year ...........................     4.90%        8,177       --      (17)      8,160
   maturing one year through five years ...............     5.15%          648       --       --         648
   maturing five years through ten years ..............     7.73%          352        5       --         357
   maturing after ten years ...........................     6.68%          153        1       --         154
                                                                      --------   ------   ------     -------
                                                            5.05%        9,330        6      (17)      9,319
                                                                      --------   ------   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year ...........................     3.65%        2,190        2       (1)      2,191
   maturing one year through five years ...............     4.08%        5,736       43      (21)      5,758
   maturing five years through ten years ..............     4.92%       15,180      818      (11)     15,987
   maturing after ten years ...........................     5.12%      276,756   11,794      (86)    288,464
                                                                      --------   ------   ------     -------
                                                            5.08%      299,862   12,657     (119)    312,400
                                                                      --------   ------   ------     -------
MORTGAGE-BACKED SECURITIES ............................     4.74%       51,673      150   (1,235)     50,588
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ..............     4.14%      382,551       45   (6,634)    375,962
FHLMC AND FNMA STOCK ..................................     5.74%        7,593      218       --       7,811

                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ....     4.83%        2,864       --       --       2,864
FHLB AND FRB STOCK, AT COST ...........................     1.26%       55,717       --       --      55,717
                                                                      --------   ------   ------     -------
     TOTAL INVESTMENTS ................................     4.36%     $820,572   13,076   (8,011)    825,637
                                                                      ========   ======   ======     =======

     Interest income includes tax-exempt interest for the three months ended March 31, 2007 and 2006 of $3,452,000 and $3,489,000, respectively.

     Gross proceeds from sales of investment securities for the three months ended March 31, 2007 and 2006 were $1,355,000 and $0, respectively, resulting in gross gains of approximately $0 and $0, respectively, and gross losses of approximately $8,000 and $0, respectively. The cost of any investment sold is determined by specific identification.

7) Loans

     The following table summarizes the Company's loan portfolio:

            TYPE OF LOAN                       At                     At                    At
      (Dollars in thousands)                3/31/2007             12/31/2006             3/31/2006
      ----------------------          --------------------   --------------------   --------------------
                                        Amount     Percent     Amount     Percent     Amount     Percent
                                      ----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate            $  737,561     23.4%   $  758,921     24.0%   $  617,486     24.4%
   Loans held for sale                    32,778      1.0%       35,135      1.1%       25,153      1.0%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                              770,339     24.4%      794,056     25.1%      642,639     25.4%

Commercial Loans:
   Real estate                           964,239     30.5%      954,290     30.2%      812,727     32.2%
   Other commercial                      893,185     28.3%      902,994     28.5%      626,615     24.8%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                            1,857,424     58.8%    1,857,284     58.7%    1,439,342     57.0%

Consumer and other Loans:
   Consumer                              214,798      6.8%      218,640      6.9%      194,806      7.7%
   Home equity                           375,911     11.9%      356,477     11.3%      298,564     11.8%
                                      ----------    -----    ----------    -----    ----------    -----
      Total                              590,709     18.7%      575,117     18.2%      493,370     19.5%
   Net deferred loan fees, premiums
      and discounts                      (10,786)    -0.3%      (11,674)    -0.4%       (8,068)    -0.3%
   Allowance for loan losses             (50,540)    -1.6%      (49,259)    -1.6%      (39,851)    -1.6%
                                      ----------    -----    ----------    -----    ----------    -----
Loan receivable, net                  $3,157,146    100.0%   $3,165,524    100.0%   $2,527,432    100.0%
                                      ==========    =====    ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)

                                                 At          At           At
                                             3/31/2007   12/31/2006   3/31/2006
                                             ---------   ----------   ---------
Non-accrual loans:
   Real estate loans                          $ 1,134       1,806         595
   Commercial loans                             3,849       3,721       3,474
   Consumer and other loans                       614         538         247
                                              -------       -----      ------
      Total                                   $ 5,597       6,065       4,316
Accruing Loans 90 days or more overdue:
   Real estate loans                              697         554       1,516
   Commercial loans                             2,778         638       3,196
   Consumer and other loans                       507         153         520
                                              -------       -----      ------
      Total                                   $ 3,982       1,345       5,232

Real estate and other assets owned, net         1,727       1,484         778
                                              -------       -----      ------
Total non-performing loans and real estate
   and other assets owned, net                $11,306       8,894      10,326
                                              =======       =====      ======
As a percentage of total bank assets             0.25%       0.19%       0.27%
Interest Income (1)                           $   109         462          78

(1) Amounts represent interest income that would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2007, the year ended December 31, 2006 and the three months ended March 31, 2006, had such loans performed pursuant to contractual terms.

The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSSES

                                                Three months ended    Year ended    Three months ended
                                                     March 31,       December 31,        March 31,
           (Dollars in thousands)                      2007              2006               2006
           ----------------------               ------------------   ------------   ------------------
Balance at beginning of period                        $49,259           38,655           38,655
   Charge offs:
      Real estate loans                                   (42)             (14)              (6)
      Commercial loans                                   (212)          (1,187)             (45)
      Consumer and other loans                            (96)            (448)            (102)
                                                      -------           ------           ------
         Total charge-offs                            $  (350)          (1,649)            (153)
                                                      -------           ------           ------
   Recoveries:
      Real estate loans                                    89              341               55
      Commercial loans                                    245              331               20
      Consumer and other loans                            102              298              109
                                                      -------           ------           ------
         Total recoveries                             $   436              970              184
                                                      -------           ------           ------
   Net recoveries (charge-offs)                            86             (679)              31
   Acquisition (1)                                         --            6,091               --
   Provision                                            1,195            5,192            1,165
                                                      -------           ------           ------
Balance at end of period                              $50,540           49,259           39,851
                                                      =======           ======           ======
Ratio of net recoveries (charge-offs) to
  average loans outstanding during the period           0.003%          -0.025%           0.001%

(1)  Acquisition of Citizen's Development Company and First National Bank of
     Morgan

The following table summarizes the allocation of the allowance for loan losses:

                                    March 31, 2007          December 31, 2006           March 31, 2006
                               -----------------------   -----------------------   -----------------------
                                             Percent                   Percent                   Percent
                                           of loans in               of loans in               of loans in
   (Dollars in thousands)      Allowance     category    Allowance     category    Allowance     category
   ----------------------      ---------   -----------   ---------   -----------   ---------   -----------
Real estate loans               $ 5,303        23.9%        5,421        24.6%        4,518        24.9%
Commercial real estate loans     17,315        30.0%       16,741        29.6%       14,374        31.6%
Other commercial loans           18,889        27.8%       18,361        28.0%       13,254        24.3%
Consumer and other loans          9,033        18.3%        8,736        17.8%        7,705        19.2%
                                -------       -----        ------       -----        ------       -----
   Totals                       $50,540       100.0%       49,259       100.0%       39,851       100.0%
                                =======       =====        ======       =====        ======       =====

8) Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of March 31, 2007:

                                               Core Deposit   Mortgage Servicing
            (Dollars in thousands)              Intangible         Rights (1)       Total
            ----------------------             ------------   ------------------   ------
   Gross carrying value                          $23,182
   Accumulated Amortization                       (9,321)
                                                 -------
   Net carrying value                            $13,861             1,170         15,031
                                                 =======

WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                10.0               9.6           10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended March 31, 2007     $   780                49            829

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2007          $ 3,034               109          3,143
   For the year ended December 31, 2008            2,779                79          2,858
   For the year ended December 31, 2009            2,486                77          2,563
   For the year ended December 31, 2010            2,117                74          2,191
   For the year ended December 31, 2011            1,410                72          1,482

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

The following is a summary of activity in goodwill for the three months ended March 31, 2007.

        (Dollars in thousands)          Goodwill
        ----------------------          --------
Balance as of December 31, 2006         $129,716
Sale of Western's Lewistown branch          (454)
Adjustment for FCB-Billings' building       (760)
Adjustment for FCB-Billings' loan          3,801
                                        --------
Balance as of March 31, 2007            $132,303
                                        ========

Acquisitions are accounted for using the purchase accounting method as prescribed by Statement of Financial Accounting Standard Number 141, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair value.

Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained or required for pre-acquisition contingencies of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

As a condition of acquiring FCB - Billings, a subsidiary of CDC which was acquired on October 1, 2006, bank regulators required Western to divest of Western's branch in Lewistown, Montana. Western was acquired in February 2001 through the purchase of WesterFed Financial Corporation ("WesterFed"), its parent company. The WesterFed acquisition was accounted for using the purchase method of accounting with a portion of goodwill allocated to Western's Lewistown branch. With the January 2007 sale of the Lewistown branch, $454 thousand of goodwill associated with such branch was removed.

In March 2007, Western adjusted its purchase price allocation for FCB - Billings based upon new information available to management concerning the estimated fair value of property as of the acquisition date. Accordingly, the fair value of certain property was increased by $1.25 million with a related $490 thousand increase in deferred tax liability, resulting in a $760 thousand decrease in goodwill.

In February 2007, Western became aware of a preacquisition contingency in regards to a loan that was impaired as of the October 1, 2006 acquisition of FCB
- Billings. After taking into consideration recoveries, the amount of impairment determined to have occurred on or before the acquisition date is estimated to be $6.3 million with such amount charged off against the loan balance. No further loss is expected as the balance of the loan, after such charge-off, has been collected. On an after tax basis, the increase to goodwill is $3.8 million. Management continues to pursue additional recoveries and remedies from the guarantors and other third parties. Additional recoveries, if any, occurring on or before September 30, 2007, i.e., the expected end of the allocation period will be an adjustment of goodwill, with any recoveries occurring after such date recorded in earnings in the period in which the recoveries are received or accrued.

9) Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at March 31, 2007 according to the time remaining to maturity. Included in the CD maturities are brokered CDs in the amount of $205,447,000.

                              Certificates   Non-Maturity
   (Dollars in thousands)      of Deposit       Deposits      Totals
   ----------------------     ------------   ------------   ---------
Within three months .......     $116,930       1,141,038    1,257,968
Three to six months .......       74,638              --       74,638
Seven to twelve months ....      261,621              --      261,621
Over twelve months ........       48,229              --       48,229
                                --------       ---------    ---------
   Totals .................     $501,418       1,141,038    1,642,456
                                ========       =========    =========

10) Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

                                                   As of and         As of and          As of and
                                                 for the three        for the         for the three
                                                 months ended        year ended       months ended
              (Dollars in thousands)            March 31, 2007   December 31, 2006   March 31, 2006
              ----------------------            --------------   -----------------   --------------
FHLB Advances:
   Amount outstanding at end of period ......      $455,625           307,522           505,209
   Average balance ..........................      $419,216           487,112           522,376
   Maximum outstanding at any month-end .....      $509,519           655,492           572,954
   Weighted average interest rate ...........          4.88%             4.20%             3.72%

Repurchase Agreements:
   Amount outstanding at end of period ......      $162,491           170,216           132,207
   Average balance ..........................      $166,733           153,314           133,020
   Maximum outstanding at any month-end .....      $168,395           164,338           135,661
   Weighted average interest rate ...........          5.17%             4.32%             3.93%

11) Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2007.

                   CONSOLIDATED                   Tier 1 (Core)   Tier 2 (Total)   Leverage
              (Dollars in thousands)                  Capital         Capital       Capital
              ----------------------              -------------   --------------   ---------
GAAP Capital ..................................    $  472,436         472,436        472,436
Less: Goodwill and intangibles ................      (146,164)       (146,164)      (146,164)
   Accumulated other comprehensive
      Unrealized gain on AFS securities .......        (3,790)         (3,790)        (3,790)
   Other adjustments ..........................            81              81             81
Plus: Allowance for loan losses ...............            --          45,632             --
   Subordinated debentures ....................       118,559         118,559        118,559
                                                   ----------       ---------      ---------
Regulatory capital computed ...................    $  441,122         486,754        441,122
                                                   ==========       =========      =========
Risk weighted assets ..........................    $3,554,356       3,554,356
                                                   ==========       =========
Total average assets ..........................                                    $4,365,608
                                                                                   ==========

Capital as % of defined assets ................         12.41%          13.69%         10.10%
Regulatory "well capitalized" requirement .....          6.00%          10.00%          5.00%
                                                   ----------       ---------      ---------
Excess over "well capitalized" requirement ....          6.41%           3.69%          5.10%
                                                   ==========       =========      =========

12) Federal and State Income Taxes

The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2003, 2004, 2005, and 2006, remain subject to examination by federal, Montana, Idaho and Utah tax authorities.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN

48. The Company determined its unrecognized tax benefit to be $300,012 as of March 31, 2007. In accordance with FIN 48, the Company reclassified such amount from a deferred tax liability to a current tax liability.

If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 34.1 percent to 33.7 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the three months ended March 31, 2007 and 2006, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $50,000 and $0 accrued for the payment of interest at March 31, 2007 and 2006, respectively. The Company had accrued $0 for the payment of penalties at March 31, 2007 and 2006.

13) Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                               For the three months
                                                                  ended March 31,
                                                               --------------------
                       Dollars in thousands                        2007      2006
                       --------------------                      -------   -------
Net earnings ...............................................     $16,093   13,629
Unrealized holding gain (loss) arising during the period ...       1,181   (1,137)
Tax benefit expense ........................................        (465)     448
                                                                 -------   ------
      Net after tax ........................................         716     (689)
Reclassification adjustment for losses
   included in net earnings ................................           8       --
Tax benefit ................................................          (3)      --
                                                                 -------   ------
      Net after tax ........................................           5       --
      Net unrealized gain (loss) on securities .............         721     (689)
                                                                 -------   ------
         Total comprehensive income ........................     $16,814   12,940
                                                                 =======   ======

14) Segment Information

     The Company evaluates segment performance internally based on individual bank charters, and thus the operating segments are so defined. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the Banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes the Parent, non-bank units, and elimination of transactions between segments.

                                                 Three months ended and as of March 31, 2007
                                   ----------------------------------------------------------------------
                                   Mountain               First
     (Dollars in thousands)          West     Glacier   Security   Western   1st Bank   Big Sky    Valley
     ----------------------        --------   -------   --------   -------   --------   -------   -------
Revenues from external customers   $ 20,306    15,420     14,423    11,048     5,068      5,545     5,124
Intersegment revenues                    11        39        277       164       250          1        37
Expenses                            (17,122)  (12,139)   (11,431)   (8,542)   (4,366)    (4,411)   (4,121)
Intercompany eliminations                --        --         --        --        --         --        --
                                   --------   -------    -------   -------   -------    -------   -------
   Net Earnings                    $  3,195     3,320      3,269     2,670       952      1,135     1,040
                                   ========   =======    =======   =======   =======    =======   =======
   Total Assets                    $933,133   801,815    792,768   505,130   313,410    282,326   274,941
                                   ========   =======    =======   =======   =======    =======   =======

                                                                                           Total
                                   Whitefish   Citizens     CDC     Morgan    Other    Consolidated
                                   ---------   --------   -------   ------   -------   ------------
Revenues from external customers   $  3,418      3,729      2,225    1,206       100       87,612
Intersegment revenues                    --         --        215      305    20,231       21,530
Expenses                             (2,764)    (3,202)    (1,984)  (1,263)     (174)     (71,519)
Intercompany eliminations                --         --         --       --   (21,530)     (21,530)
                                   --------    -------    -------   ------   -------    ---------
   Net Earnings                    $    654        527        456      248    (1,373)      16,093
                                   ========    =======    =======   ======   =======    =========
   Total Assets                    $186,330    170,213    140,704   94,081   (35,838)   4,459,013
                                   ========    =======    =======   ======   =======    =========

                                            Three months ended and as of March 31, 2006
                                   ------------------------------------------------------------
                                   Mountain               First
     (Dollars in thousands)          West     Glacier   Security   Western   1st Bank   Big Sky
     ----------------------        --------   -------   --------   -------   --------   -------
Revenues from external customers   $ 15,924    12,452    12,258      6,880     4,102      4,918
Intersegment revenues                     6        52        78         17       236         --
Expenses                            (13,063)   (9,284)   (9,167)    (5,404)   (3,526)    (3,719)
Intercompany eliminations                --        --        --         --        --         --
                                   --------   -------   -------    -------   -------    -------
   Net Earnings                    $  2,867     3,220     3,169      1,493       812      1,199
                                   ========   =======   =======    =======   =======    =======
   Total Assets                    $809,759   697,266   734,092    428,263   284,398    275,158
                                   ========   =======   =======    =======   =======    =======

                                                                                   Total
                                    Valley    Whitefish   Citizens    Other    Consolidated
                                   --------   ---------   --------   -------   ------------
Revenues from external customers   $  4,344      2,996      3,159         75       67,108
Intersegment revenues                    33         --         --     17,374       17,796
Expenses                             (3,371)    (2,306)    (2,611)    (1,028)     (53,479)
Intercompany eliminations                --         --         --    (17,796)     (17,796)
                                   --------    -------    -------    -------    ---------
   Net Earnings                    $  1,006        690        548     (1,375)      13,629
                                   ========    =======    =======    =======    =========
   Total Assets                    $258,165    175,912    153,204    (16,059)   3,800,158
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

                                  Three Months Ended March 31,
                                          2007 vs. 2006
                                   Increase (Decrease) due to:
                                  ----------------------------
(Dollars in thousands)              Volume    Rate      Net
----------------------             -------   ------   ------
INTEREST INCOME
Residential real estate loans      $ 2,670      782    3,452
Commercial loans                     8,323    2,804   11,127
Consumer and other loans             1,784      665    2,449
Investment securities and other     (1,374)     314   (1,060)
                                   -------   ------   ------
   Total Interest Income            11,403    4,565   15,968

INTEREST EXPENSE
NOW accounts                           117      503      620
Savings accounts                        48       32       80
Money market accounts                1,220    2,351    3,571
Certificates of deposit              1,031    2,213    3,244
FHLB advances                         (947)   1,194      247
Other borrowings and
   repurchase agreements             1,168      257    1,425
                                   -------   ------   ------
      Total Interest Expense         2,637    6,550    9,187
                                   -------   ------   ------
NET INTEREST INCOME                $ 8,766   (1,985)   6,781
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

AVERAGE BALANCE SHEET

                                            For the Three months ended 3-31-07
                                            ----------------------------------
                                                           Interest   Average
                                               Average       and       Yield/
(Dollars in thousands)                         Balance    Dividends     Rate
----------------------                       ----------   ---------   -------
ASSETS
   Residential real estate loans             $  769,196     14,441      7.51%
   Commercial loans                           1,852,657     36,652      8.02%
   Consumer and other loans                     578,166     11,314      7.94%
                                             ----------     ------
      Total Loans                             3,200,019     62,407      7.91%
   Tax - exempt investment securities (1)       280,205      3,452      4.90%
   Other investment securities                  564,311      6,061      4.31%
                                             ----------     ------
      Total Earning Assets                    4,044,535     71,920      7.11%
                                                            ------
   Goodwill and core deposit intangible         143,827
   Other non-earning assets                     232,081
                                             ----------
      TOTAL ASSETS                           $4,420,443
                                             ==========

LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW accounts                              $  433,209      1,091      1.02%
   Savings accounts                             266,579        658      1.00%
   Money market accounts                        707,579      6,414      3.68%
   Certificates of deposit                      944,895     10,644      4.57%
   FHLB advances                                419,216      5,042      4.88%
   Repurchase agreements and other
      borrowed funds                            391,044      4,980      5.17%
                                             ----------     ------
      Total Interest Bearing Liabilities      3,162,522     28,829      3.70%
                                                            ------
   Non-interest bearing deposits                747,585
   Other liabilities                             44,651
                                             ----------
      Total Liabilities                       3,954,758
                                             ----------
   Common stock                                     525
   Paid-in capital                              345,966
   Retained earnings                            116,514
   Accumulated other
      Comprehensive income                        2,680
                                             ----------
      Total Stockholders' Equity                465,685
                                             ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                   $4,420,443
                                             ==========
   Net interest income                                     $43,091
                                                           =======
   Net interest spread                                                  3.41%
   Net interest margin on average earning
      assets                                                            4.32%
   Return on average assets (annualized)                                1.48%
   Return on average equity (annualized)                               14.02%

(1)  Excludes tax effect on non-taxable investment security income

17) Recent Acquisitions

     On April 30, 2007, the Company completed the acquisition of North Side State Bank of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's Evanston, Wyoming subsidiary. As of March 31, 2007, North Side had approximate total assets of $122 million, loans of $40 million, and deposits of $102 million.

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

     Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained or required for pre-acquisition contingencies of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. This standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The Company has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.

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

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from March 31, 2006 and December 31, 2006, to March 31, 2007.

                                                       March 31,                    March 31     $ change from   $ change from
                                                         2007       December 31,      2006        December 31,      March 31,
ASSETS ($ IN THOUSANDS)                               (unaudited)       2006       (unaudited)       2006             2006
-----------------------                              ------------   ------------   -----------   -------------   -------------
Cash on hand and in banks                             $  123,697        136,591       105,474       (12,894)          18,223
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                  864,228        862,063       953,880         2,165          (89,652)
Loans:
   Real estate                                           766,421        789,843       638,529       (23,422)         127,892
   Commercial                                          1,851,139      1,850,417     1,435,731           722          415,408
   Consumer and other                                    590,126        574,523       493,023        15,603           97,103
                                                      ----------      ---------     ---------       -------          -------
      Total loans                                      3,207,686      3,214,783     2,567,283        (7,097)         640,403
   Allowance for loan losses                             (50,540)       (49,259)      (39,851)       (1,281)         (10,689)
                                                      ----------      ---------     ---------       -------          -------
      Total loans net of allowance for loan losses     3,157,146      3,165,524     2,527,432        (8,378)         629,714
                                                      ----------      ---------     ---------       -------          -------
Other assets                                             313,942        307,120       216,003         6,822           97,939
                                                      ----------      ---------     ---------       -------          -------
   Total Assets                                       $4,459,013      4,471,298     3,802,789       (12,285)         656,224
                                                      ==========      =========     =========       =======          =======

At March 31, 2007, total assets were $4.459 billion, which is $12 million, or
0.28 percent, lower than the December 31, 2006 assets of $4.471 billion, and $656 million, or 17 percent, greater than the March 31, 2006 assets of $3.803 billion.

Total loans decreased $7 million from December 31, 2006. Commercial loans have increased $722 thousand, or 0.04 percent, real estate loans decreased $23 million, or 3 percent, and consumer loans grew by $16 million, or 3 percent. Total loans have increased $640 million, or 25 percent, from March 31, 2006, with all loan categories showing increases. Commercial loans grew the most with an increase of $415 million, or 29 percent, followed by real estate loans which increased $128 million, or 20 percent, and consumer loans, which are primarily comprised of home equity loans, increasing by $97 million, or 20 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $2 million from December 31, 2006, or 0.25 percent, and have declined $90 million, or 9 percent, from March 31, 2006. Investment securities at March 31, 2007 represented 19% of total assets versus 25% the prior year.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the three months ended March 31, 2007 and 2006 were $142 million and $90 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at March 31, 2007 was approximately $169 million.

                                          March 31,                    March 31     $ change from   $ change from
                                            2007       December 31,      2006        December 31,      March 31,
LIABILITIES ($ IN THOUSANDS)             (unaudited)       2006       (unaudited)        2006            2006
----------------------------             -----------   ------------   -----------   -------------   -------------
Non-interest bearing deposits            $  788,426        829,355       683,201        (40,929)       105,225
Interest bearing deposits                 2,410,668      2,378,178     2,010,198         32,490        400,470
Advances from Federal Home Loan Bank        455,625        307,522       505,209        148,103        (49,584)
Securities sold under agreements to
   repurchase and other borrowed funds      168,421        338,986       134,981       (170,565)        33,440
Other liabilities                            44,878         42,555        37,178          2,323          7,700
Subordinated debentures                     118,559        118,559        87,631             --         30,928
                                         ----------      ---------    ----------        -------        -------
     Total liabilities                   $3,986,577      4,015,155     3,458,398        (28,578)       528,179
                                         ==========      =========    ==========        =======        =======

Non-interest bearing deposits have decreased $41 million, or 5 percent, since December 31, 2006, and increased by $105 million, or 15 percent, since March 31, 2006. Increasing non-interest bearing deposits continues to be a primary focus of each of our banks. Interest bearing deposits increased $32 million from December 31, 2006, with such change attributable to growth in broker originated certificates of deposits. The March 31, 2007 balance of interest bearing deposits includes $205 million in broker originated CD's and $2 million in Internet generated National Market CD's. Since March 31, 2006, interest bearing deposits increased $400 million, or 20 percent, net of a decrease of $83 million in CD's from broker and Internet sources. Federal Home Loan Bank (FHLB) advances increased $148 million, and repurchase agreements and other borrowed funds decreased $171 million from December 31, 2006, primarily from the redemption of $162 million in U. S. Treasury Tax and Loan Term Auction funds. FHLB advances are $50 million less than the March 31, 2006 balances due primarily to the above described increases in deposits.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries, except Western Bank of Chinook, N.A., are members of the FHLB. As of March 31, 2007, the Company had $818 million of available FHLB credit of which $456 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

STOCKHOLDERS' EQUITY
($ IN THOUSANDS EXCEPT PER SHARE DATE)

                                                           March 31,                    March 31     $ change from   $ change from
                                                             2007       December 31,      2006        December 31,      March 31,
                                                          (unaudited)       2006       (unaudited)       2006             2006
                                                         ------------   ------------   -----------   -------------   -------------

Common equity                                             $ 468,646        453,074       344,259         15,572         124,387
Accumulated other comprehensive income                        3,790          3,069           132            721           3,658
                                                          ---------       --------       -------         ------         -------
   Total stockholders' equity                               472,436        456,143       344,391         16,293         128,045
Core deposit intangible, net, and goodwill                 (146,164)      (144,466)      (86,693)        (1,698)        (59,471)
                                                          ---------       --------       -------         ------         -------
                                                          $ 326,272        311,677       257,698         14,595          68,574
                                                          =========       ========       =======         ======         =======
Stockholders' equity to total assets                          10.60%         10.21%         9.06%
Tangible stockholders' equity to total tangible assets         7.57%          7.21%         6.93%
Book value per common share                               $    8.97           8.72          7.11           0.25            1.86
Market price per share at end of quarter                  $   24.04          24.44         20.70          (0.40)           3.34

Total equity and book value per share amounts have increased $16 million and $.25 per share, respectively, from December 31, 2006, the result of earnings retention, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains on securities designated as available for sale, increased $721 thousand during the quarter, such increase primarily a function of interest rate changes and the decreased balance of securities.

                                                              March 31,                    March 31,
                                                                2007       December 31,      2006
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                  (unaudited)       2006       (unaudited)
                                                             -----------   ------------   -----------
Allowance for loan losses                                       $50,540      $ 49,259       $39,851
Non-performing assets                                           $11,306         8,894        10,325
Allowance as a percentage of non performing assets                 447%          554%          386%
Non-performing assets as a percentage of total bank assets        0.25%         0.19%         0.27%
Allowance as a percentage of total loans                          1.58%         1.53%         1.55%
Net recoveries (charge-offs) as a percentage of loans            0.003%       (0.021%)       0.001%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total assets at March 31, 2007 were at ..25 percent, down from .27 percent at March 31, 2006, but increasing slightly from .19 percent at December 31, 2006. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .43 percent at December 31, 2006, the most recent information available. The allowance for loan losses was 447 percent of non-performing assets at March 31, 2007, up from 386 percent a year ago. The allowance, including $6.091 million from acquisitions, has increased $10.689 million, or 27 percent, from a year ago. The allowance of $50.540 million, is 1.58 percent of March 31, 2007 total loans outstanding, up slightly from the 1.55 percent a year ago. The first quarter provision for loan losses expense was $1.195 million, an increase of $30 thousand from the same quarter in 2006, and was a decrease of $157 thousand from the fourth quarter of 2006. Recovery of previously charged-off loans exceeded amounts charged-off during the quarter by $86 thousand. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

  RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2006.

The Company reported net earnings of $16.093 million, an increase of $2.5 million, or 18 percent, over the $13.629 million for the first quarter of 2006. Diluted earnings per share for the quarter of $.30 is an increase of 7 percent over the diluted earnings per share of $.28 for the first quarter of 2006. Net earnings was reduced by $547,230, or $.01 per share, for share-based compensation expense. Annualized return on average assets and return on average equity for the quarter were 1.48 percent and 14.02 percent, respectively, which compares with prior year returns for the first quarter of 1.48 percent and 16.21 percent.

Included in net earnings for the quarter is a $1.0 million gain (pre-tax gain of $1.6 million) from the January 19, 2007 sale of Western Security Bank's Lewistown branch as a condition imposed by bank regulators to complete the acquisition of Citizens Development Company ("CDC"). On January 26, 2007, three of the five CDC subsidiaries, i.e., Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A., were merged into Company subsidiaries, i.e., First Security Bank of Missoula, Western Security Bank and Glacier Bank, respectively. Costs associated with merging and converting these CDC subsidiaries, the Lewistown branch divestiture and other non-recurring expenses during the quarter were nearly $500 thousand. During June 2007, the remaining two CDC subsidiaries will be merged together.


REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                      Three months ended March 31,
                                                ---------------------------------------
                                                  2007      2006    $ change   % change
                                                -------   -------   --------   --------
Net interest income                             $43,091   $36,308    $6,783       19%
Non-interest income
   Service charges, loan fees, and other fees    10,085     8,217     1,868       23%
   Gain on sale of loans                          3,042     2,190       852       39%
   Loss on sale of investments                       (8)       --        (8)      n/m
   Other income                                   2,573       749     1,824      244%
                                                -------   -------   -------      ---
      Total non-interest income                  15,692    11,156     4,536       41%
                                                -------   -------   -------      ---
                                                $58,783   $47,464   $11,319       24%
                                                =======   =======   =======      ===
Tax equivalent net interest margin                 4.36%     4.39%
                                                =======   =======

Net Interest Income

Net interest income for the quarter increased $6.783 million, or 19 percent, over the same period in 2006, and decreased $2.258 million, or 5 percent, from the fourth quarter of 2006. Total interest income increased $15.968 million from the prior year's quarter, or 29 percent, while total interest expense was $9.185 million, or 47 percent higher. The increase in interest expense is primarily attributable to the volume increase in interest bearing liabilities, and the inverted to flat yield curve on the short end and flat on intermediate to long-term maturities. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.36 percent which was 3 basis points lower than the 4.39 percent result for the first quarter of 2006.

Non-interest Income

Fee income increased $1.868 million, or 23 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans increased $852 thousand, or 39 percent, from the first quarter of last year. Other income of $2.573 million includes the $1.6 million gain from the sale of the Lewistown branch. Loan origination activity for housing construction and purchases remains strong in our markets.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                               Three months ended March 31,
                                        ----------------------------------------
                                          2007      2006    $ change   % change
                                        -------   -------   --------   --------
Compensation and employee benefits      $19,506   $15,311    $4,195       27%
Occupancy and equipment expense           4,458     3,491       967       28%
Outsourced data processing                  812       724        88       12%
Core deposit intangibles amortization       780       420       360       86%
Other expenses                            7,627     5,881     1,746       30%
                                        -------   -------    ------      ---
   Total non-interest expense           $33,183   $25,827    $7,356       28%
                                        =======   =======    ======      ===

Non-interest Expense

Non-interest expense increased by $7.355 million, or 28 percent, from the same quarter of 2006. Compensation and benefit expense increased $4.195 million, or 27 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of First National Bank of Morgan and CDC during 2006, new branches, as well as compensation and merit increases for job performance, increased cost of benefits, and overtime associated with the three CDC banks mergers and related conversions of their operating systems in the first quarter of 2007. The number of full-time-equivalent employees has increased from 1,147 to 1,395, a 22 percent increase since March 31, 2006. Occupancy and equipment expense increased $966 thousand, or 28 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades. Other expenses increased $1.746 million, or 30 percent, primarily from acquisitions, data conversions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) was 56 percent for the 2007 first quarter, up from 54 percent for the 2006 first quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K report for the year ended December 31, 2006.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2007, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

     There have not been any material changes to the Company's risk factors during the first quarter 2007.

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

                                        GLACIER BANCORP, INC.


May 7, 2007                             /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


May 7, 2007                             /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO