Form 10-Q
period 2007-06-30
GLACIER BANCORP INC
filed 2007-08-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2007

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

The number of shares of Registrant's common stock outstanding on July 26, 2007 was 53,546,209. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          Page #
                                                                          ------
PART I. FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Condensed Consolidated Statements of Financial Condition -
      Unaudited June 30, 2007, June 30, 2006 and audited
      December 31, 2006 ...............................................      3

      Condensed Consolidated Statements of Operations -
      Unaudited three and six months ended June 30, 2007 and 2006 .....      4

      Condensed Consolidated Statements of Stockholders' Equity and
      Comprehensive Income - Year ended December 31, 2006 and unaudited
      six months ended June 30, 2007 ..................................      5

      Condensed Consolidated Statements of Cash Flows - Unaudited
      six months ended June 30, 2007 and 2006 .........................      6

      Notes to Condensed Consolidated Financial Statements -
      Unaudited .......................................................      7

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations .......................................     22

   Item 3 - Quantitative and Qualitative Disclosure about
      Market Risk .....................................................     29

   Item 4 - Controls and Procedures ...................................     30

PART II. OTHER INFORMATION ............................................     30

   Item 1 - Legal Proceedings .........................................     30

   Item 1A - Risk Factors .............................................     30

   Item 2 - Unregistered Sales of Equity Securities and Use of
      Proceeds ........................................................     30

   Item 3 - Defaults Upon Senior Securities ...........................     30

   Item 4 - Submission of Matters to a Vote of Security Holders .......     30

   Item 5 - Other Information .........................................     31

   Item 6 - Exhibits ..................................................     31

Signatures ............................................................     31

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          JUNE 30,    December 31,     June 30,
(Dollars in thousands, except per share data)               2007          2006           2006
---------------------------------------------           -----------   ------------   -----------
                                                        (UNAUDITED)                  (unaudited)
ASSETS:
   Cash on hand and in banks ........................   $   134,647       136,591       124,872
   Federal funds sold ...............................        11,735         6,125         4,880
   Interest bearing cash deposits ...................       124,566        30,301        33,559
                                                        -----------    ----------    ----------
      Cash and cash equivalents .....................       270,948       173,017       163,311
   Investment securities ............................       737,104       825,637       870,460
   Loans receivable, net ............................     3,289,234     3,130,389     2,630,254
   Loans held for sale ..............................        42,620        35,135        30,596
   Premises and equipment, net ......................       119,320       110,759        88,883
   Real estate and other assets owned, net ..........         2,153         1,484           605
   Accrued interest receivable ......................        27,621        25,729        20,449
   Deferred tax asset ...............................         2,504            --         1,199
   Core deposit intangible, net .....................        15,575        14,750         7,195
   Goodwill .........................................       140,018       129,716        79,099
   Other assets .....................................        25,858        24,682        23,962
                                                        -----------    ----------    ----------
                                                        $ 4,672,955     4,471,298     3,916,013
                                                        ===========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits ....................   $   820,728       829,355       720,473
   Interest bearing deposits ........................     2,533,957     2,378,178     1,972,296
   Advances from Federal Home Loan Bank of Seattle ..       260,224       307,522       435,978
   Securities sold under agreements to repurchase ...       156,794       170,216       151,098
   Other borrowed funds .............................       233,986       168,770       162,296
   Accrued interest payable .........................        15,388        11,041         9,453
   Deferred tax liability ...........................            --         1,927            --
   Subordinated debentures ..........................       118,559       118,559        87,631
   Other liabilities ................................        33,648        29,587        23,958
                                                        -----------    ----------    ----------
      Total liabilities .............................     4,173,284     4,015,155     3,563,183
                                                        -----------    ----------    ----------
   Preferred shares, $.01 par value per share.
      1,000,000 shares authorized None issued or
      outstanding ...................................            --            --            --
   Common stock, $.01 par value per share.
      117,187,500 shares authorized .................           535           523           487
   Paid-in capital ..................................       371,289       344,265       269,177
   Retained earnings - substantially restricted .....       128,355       108,286        87,644
   Accumulated other comprehensive (loss) income ....          (508)        3,069        (4,478)
                                                        -----------    ----------    ----------
      Total stockholders' equity ....................       499,671       456,143       352,830
                                                        -----------    ----------    ----------
                                                        $ 4,672,955     4,471,298     3,916,013
                                                        ===========    ==========    ==========
   Number of shares outstanding .....................    53,525,651    52,302,820    48,658,760
   Book value per share .............................   $      9.34          8.72          7.25

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
(UNAUDITED - dollars in thousands,             ---------------------------   -------------------------
except per share data)                              2007           2006          2007          2006
----------------------------------              -----------    ----------     ----------   ----------
INTEREST INCOME:
   Real estate loans .......................    $    15,201        12,242         29,642       23,231
   Commercial loans ........................         38,170        27,479         74,822       53,004
   Consumer and other loans ................         11,870         9,654         23,184       18,519
   Investment securities and other .........         10,052        10,558         19,565       21,131
                                                -----------    ----------     ----------   ----------
      Total interest income ................         75,293        59,933        147,213      115,885
                                                -----------    ----------     ----------   ----------
INTEREST EXPENSE:
   Deposits ................................         20,530        13,761         39,337       25,052
   Federal Home Loan Bank of Seattle
      advances .............................          4,050         4,417          9,092        9,213
   Securities sold under agreements to
      repurchase ...........................          1,724         1,471          3,611        2,761
   Subordinated debentures .................          1,816         1,284          3,630        2,713
   Other borrowed funds ....................          1,977         1,374          3,256        2,212
                                                -----------    ----------     ----------   ----------
      Total interest expense ...............         30,097        22,307         58,926       41,951
                                                -----------    ----------     ----------   ----------
NET INTEREST INCOME ........................         45,196        37,626         88,287       73,934
   Provision for loan losses ...............          1,210         1,355          2,405        2,520
                                                -----------    ----------     ----------   ----------
      Net interest income after provision
         for loan losses ...................         43,986        36,271         85,882       71,414
                                                -----------    ----------     ----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees ..........          9,483         7,392         17,746       13,798
   Miscellaneous loan fees and charges .....          2,275         1,957          4,097        3,768
   Gains on sale of loans ..................          3,708         2,770          6,750        4,960
   Loss on sale of investments .............             --            --             (8)          --
   Other income ............................            945           779          3,518        1,528
                                                -----------    ----------     ----------   ----------
      Total non-interest income ............         16,411        12,898         32,103       24,054
                                                -----------    ----------     ----------   ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits
      and related expenses .................         20,594        15,739         40,100       31,050
   Occupancy and equipment expense .........          4,812         3,431          9,270        6,922
   Outsourced data processing expense ......            680           678          1,492        1,402
   Core deposit intangibles amortization ...            809           400          1,589          820
   Other expenses ..........................          8,179         6,702         15,806       12,583
                                                -----------    ----------     ----------   ----------
      Total non-interest expense ...........         35,074        26,950         68,257       52,777
                                                -----------    ----------     ----------   ----------
EARNINGS BEFORE INCOME TAXES ...............         25,323        22,219         49,728       42,691
   Federal and state income tax expense ....          8,598         7,553         16,910       14,396
                                                -----------    ----------     ----------   ----------
NET EARNINGS ...............................    $    16,725        14,666         32,818       28,295
                                                ===========    ==========     ==========   ==========
Basic earnings per share ...................    $      0.31          0.30           0.62         0.58
Diluted earnings per share .................    $      0.31          0.30           0.61         0.57
Dividends declared per share ...............    $      0.12          0.11           0.24         0.21
Return on average assets (annualized) ......           1.47%         1.52%          1.47%        1.50%
Return on average equity (annualized) ......          13.79%        16.81%         13.90%       16.51%
Average outstanding shares - basic .........     53,164,813    48,658,760     52,836,255   48,519,273
Average outstanding shares - diluted .......     53,601,696    49,345,980     53,414,992   49,292,586

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
    YEAR ENDED DECEMBER 31, 2006 AND UNAUDITED SIX MONTHS ENDED JUNE 30, 2007

                                                                                       Retained      Accumulated      Total
                                                        Common Stock                   earnings          Other       stock-
                                                    -------------------   Paid-in   substantially   comprehensive   holders'
(Dollars in thousands, except per share data) (1)     Shares     Amount   capital     restricted    income (loss)    equity
-------------------------------------------------   ----------   ------   -------   -------------   -------------   --------
Balance at December 31, 2005 ....................   48,258,821    $483    262,222       69,713            821       333,239
Comprehensive income:
   Net earnings .................................           --      --         --       61,131             --        61,131
   Unrealized gain on securities, net of
      reclassification adjustment and taxes .....           --      --         --           --          2,248         2,248
                                                                                                                    -------
Total comprehensive income ......................                                                                    63,379
                                                                                                                    -------
Cash dividends declared ($.45 per share) ........           --      --         --      (22,558)            --       (22,558)
Stock options exercised .........................      639,563       6      6,700           --             --         6,706
Stock issued in connection with acquisitions ....    1,904,436      19     41,431           --             --        41,450
Public offering of stock issued .................    1,500,000      15     29,418           --             --        29,433
Acquisition of fractional shares ................           --      --         (5)          --             --            (5)
Stock based compensation and tax benefit ........           --      --      4,499           --             --         4,499
                                                    ----------    ----    -------      -------         ------       -------
Balance at December 31, 2006 ....................   52,302,820    $523    344,265      108,286          3,069       456,143
Comprehensive income:
   Net earnings .................................           --      --         --       32,818             --        32,818
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .....           --      --         --           --         (3,577)       (3,577)
                                                                                                                    -------
Total comprehensive income ......................                                                                    29,241
                                                                                                                    -------
Cash dividends declared ($.24 per share) ........           --      --         --      (12,749)            --       (12,749)
Stock options exercised .........................      429,251       4      4,734           --             --         4,738
Stock issued in connection with acquisitions ....      793,580       8     18,992           --             --        19,000
Stock based compensation and tax benefit ........           --      --      3,298           --             --         3,298
                                                    ----------    ----    -------      -------         ------       -------
Balance at June 30, 2007 (unaudited) ............   53,525,651    $535    371,289      128,355           (508)      499,671
                                                    ==========    ====    =======      =======         ======       =======

(1) Shares and per share amounts have been adjusted to reflect the December 2006 three-for-two stock split.

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
(UNAUDITED - dollars in thousands)                          2007         2006
----------------------------------                         ---------   --------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES .........     $  31,584     29,695
                                                           ---------   --------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and
      prepayments of investments
      available-for-sale .............................       165,114    127,238
   Purchases of investments available-for-sale .......       (22,491)   (40,792)
   Principal collected on installment and
      commercial loans ...............................       584,905    561,767
   Installment and commercial loans originated
      or acquired ....................................      (737,316)  (738,245)
   Principal collections on mortgage loans ...........       270,272    186,314
   Mortgage loans originated or acquired .............      (262,835)  (267,961)
   Net purchase of FHLB and FRB stock ................        (3,451)      (434)
   Net cash paid for sale of Western's Lewistown
      branch .........................................        (6,846)        --
   Net cash received from North Side State Bank
      acquisition ....................................         9,339         --
   Net addition of premises and equipment ............        (1,221)   (11,889)
                                                           ---------   --------
      NET CASH USED IN INVESTING ACTIVITIES ..........        (4,530)  (184,002)
                                                           ---------   --------
FINANCING ACTIVITIES:
   Net increase in deposits ..........................        72,993    158,056
   Net increase in FHLB advances and other
      borrowed funds .................................        17,917      8,391
   Net (decrease) increase in securities sold
      under repurchase agreements ....................       (13,422)    21,568
   Cash dividends paid ...............................       (12,749)   (10,365)
   Excess tax benefits from stock options ............         1,399      1,170
   Proceeds from exercise of stock options and
      other stock issued .............................         4,739      4,104
                                                           ---------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ......        70,877    182,924
                                                           ---------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS ......        97,931     28,617
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..       173,017    134,694
                                                           ---------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ........     $ 270,948    163,311
                                                           =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for: Interest .........     $  54,368     39,935
         Income taxes ................................     $  14,005     13,029

     The following schedule summarizes the acquisition of North Side State Bank in 2007

                                    NORTH SIDE
                                    STATE BANK
                                  --------------
Acquired                          April 30, 2007
Fair Value of assets acquired        $127,258
Cash paid for the capital stock         8,854
Capital stock issued                   19,000
Liabilities assumed                    99,967

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2007, and June 30, 2006, stockholders' equity for the six months ended June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2006 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is the parent company for eleven wholly-owned banking subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah.

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

     On October 1, 2006, the Company acquired Citizens Development Company ("CDC") and its five subsidiaries which include: Citizens State Bank, First Citizens Bank of Billings ("FCB-Billings"), First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, FCB-Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 22, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana.

     On April 30, 2007, the Company completed the acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's Evanston, Wyoming subsidiary.

     The following abbreviated organizational chart illustrates the various relationships:

                                   ------------------------
                                    Glacier Bancorp, Inc.
                                   (Parent Holding Company)
                                   ------------------------
                                             |
                                             |
---------------------------------------------|----------------------------------------------
 Mountain West Bank        Glacier Bank      |   First Security Bank   Western Security Bank
(ID Commercial bank)   (MT Commercial bank)  |       of Missoula        (MT Commercial bank)
                                             |  (MT Commercial bank)
--------------------   --------------------  |  --------------------   ---------------------
                                             |
                                             |
---------------------------------------------|----------------------------------------------
      1st Bank               Big Sky         |       Valley Bank            Glacier Bank
(WY Commercial bank)       Western Bank      |        of Helena             of Whitefish
                       (MT Commercial bank)  |  (MT Commercial bank)    (MT Commercial bank)
--------------------   --------------------  |  --------------------   ---------------------
                                             |
                                             |
---------------------------------------------|----------------------------------------------
 Citizens Community         First Bank       |   First National Bank          Glacier
        Bank                of Montana       |        of Morgan           Capital Trust II
(ID Commercial bank)   (MT Commercial bank)  |  (UT Commercial bank)
--------------------   --------------------  |  --------------------   ---------------------
                                             |
                                             |
   ----------------------------------------------------------------------------------------
   Glacier Capital Trust III    Glacier Capital Trust IV    Citizens (ID) Statutory Trust I
   -------------------------    ------------------------    -------------------------------

3)   Ratios

     Returns on average assets and average equity were calculated based on daily averages.

4)   Dividends Declared

     On June 27, 2007, the Board of Directors declared a $.12 per share cash dividend payable on July 19, 2007 to stockholders of record on July 10, 2007.

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                              Three           Three            Six             Six
                                           months ended    months ended    months ended    months ended
                                          June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                          -------------   -------------   -------------   -------------
Net earnings available to common
   stockholders .......................    $16,725,000      14,666,000      32,818,000      28,295,000
Average outstanding shares - basic ....     53,164,813      48,658,760      52,836,255      48,519,273
Add: Dilutive stock options ...........        436,883         687,220         578,737         773,313
                                           -----------      ----------      ----------      ----------
Average outstanding shares - diluted ..     53,601,696      49,345,980      53,414,992      49,292,586
                                           ===========      ==========      ==========      ==========
Basic earnings per share ..............    $      0.31            0.30            0.62            0.58
                                           ===========      ==========      ==========      ==========
Diluted earnings per share ............    $      0.31            0.30            0.61            0.57
                                           ===========      ==========      ==========      ==========

There were approximately 436,130 and 484,725 average shares excluded from the six months ended diluted share calculation as of June 30, 2007, and 2006, respectively, due to the option exercise price exceeding the market price.

6)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments, is as follows:

                         INVESTMENTS AS OF JUNE 30, 2007

                                                                                Gross Unrealized   Estimated
                                                        Weighted   Amortized   -----------------      Fair
(Dollars in thousands)                                    Yield       Cost     Gains     Losses      Value
----------------------                                  --------   ---------   -----   ---------   ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .........................     4.59%     $ 12,769      22         (9)     12,782
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .........................     5.16%       10,488      --         (7)     10,481
   maturing one year through five years .............     5.15%          149      --         --         149
   maturing five years through ten years ............     7.11%          252      --         (2)        250
   maturing after ten years .........................     6.77%          149       1         --         150
                                                                    --------   -----     ------     -------
                                                          5.23%       11,038       1         (9)     11,030
                                                                    --------   -----     ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     3.73%        1,448                 (2)      1,446
   maturing one year through five years .............     4.23%        4,955      22        (36)      4,941
   maturing five years through ten years ............     5.00%       16,315     668        (12)     16,971
   maturing after ten years .........................     5.12%      267,311   7,299       (313)    274,297
                                                                    --------   -----     ------     -------
                                                          5.09%      290,029   7,989       (363)    297,655
                                                                    --------   -----     ------     -------
MORTGAGE-BACKED SECURITIES ..........................     4.80%       45,638     114     (1,691)     44,061
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.27%      310,668      12     (6,598)    304,082
FHLMC AND FNMA STOCK ................................     5.74%        7,593      --       (305)      7,288
                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     4.68%          794      --         --         794
FHLB AND FRB STOCK, AT COST .........................     1.69%       59,412      --         --      59,412
                                                                    --------   -----     ------     -------
      TOTAL INVESTMENTS .............................     4.45%     $737,941   8,138     (8,975)    737,104
                                                                    ========   =====     ======     =======

                       INVESTMENTS AS OF DECEMBER 31, 2006

                                                                               Gross Unrealized   Estimated
                                                        Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                                    Yield       Cost     Gains     Losses     Value
--------------------------------                        --------   ---------   -----   ---------   ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .........................     4.78%     $ 10,982       --       (6)      10,976
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .........................     4.90%        8,177       --      (17)       8,160
   maturing one year through five years .............     5.15%          648       --       --          648
   maturing five years through ten years ............     7.73%          352        5       --          357
   maturing after ten years .........................     6.68%          153        1       --          154
                                                                    --------   ------   ------      -------
                                                          5.05%        9,330        6      (17)       9,319
                                                                    --------   ------   ------      -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .........................     3.65%        2,190        2       (1)       2,191
   maturing one year through five years .............     4.08%        5,736       43      (21)       5,758
   maturing five years through ten years ............     4.92%       15,180      818      (11)      15,987
   maturing after ten years .........................     5.12%      276,756   11,794      (86)     288,464
                                                                    --------   ------   ------      -------
                                                          5.08%      299,862   12,657     (119)     312,400
                                                                    --------   ------   ------      -------
MORTGAGE-BACKED SECURITIES ..........................     4.74%       51,673      150   (1,235)      50,588
REAL ESTATE MORTGAGE INVESTMENT CONDUITS ............     4.14%      382,551       45   (6,634)     375,962
FHLMC AND FNMA STOCK ................................     5.74%        7,593      218       --        7,811
                  OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     4.83%        2,864       --       --        2,864
FHLB AND FRB STOCK, AT COST .........................     1.26%       55,717       --       --       55,717
                                                                    --------   ------   ------      -------
      TOTAL INVESTMENTS .............................     4.36%     $820,572   13,076   (8,011)     825,637
                                                                    ========   ======   ======      =======

     Interest income includes tax-exempt interest for the six months ended June 30, 2007 and 2006 of $6,928,000 and $6,947,000, respectively, and for the three months ended June 30, 2007 and 2006 of $3,476,000 and $3,459,000, respectively.

     Gross proceeds from sales of investment securities for the six months ended June 30, 2007 and 2006 were $55,798,000 and $0, respectively, resulting in gross gains of approximately $1,000 and $0, respectively, and gross losses of approximately $9,000 and $0, respectively. Investment securities of $54,443,000 from North Side was sold immediately after the acquisition was completed. The cost of any investment sold is determined by specific identification.

7)   Loans

     The following table summarizes the Company's loan portfolio:

LOAN PORTFOLIO COMPOSITION

                                                At                     At                     At
                                            6/30/2007              12/31/2006              6/30/2006
TYPE OF LOAN                          ---------------------   --------------------   --------------------
(Dollars in thousands)                   Amount     Percent     Amount     Percent     Amount     Percent
                                      -----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate            $   781,216     23.4%   $  758,921     24.0%   $  670,860     25.2%
   Loans held for sale                     42,620      1.3%       35,135      1.1%       30,596      1.2%
                                      -----------    -----    ----------    -----    ----------    -----
      Total                               823,836     24.7%      794,056     25.1%      701,456     26.4%
Commercial Loans:
   Real estate                          1,071,140     32.1%      954,290     30.2%      819,287     30.8%
   Other commercial                       887,851     26.7%      902,994     28.5%      671,175     25.2%
                                      -----------    -----    ----------    -----    ----------    -----
      Total                             1,958,991     58.8%    1,857,284     58.7%    1,490,462     56.0%
Consumer and other Loans:
   Consumer                               210,783      6.3%      218,640      6.9%      186,493      7.0%
   Home equity                            401,759     12.1%      356,477     11.3%      331,716     12.5%
                                      -----------    -----    ----------    -----    ----------    -----
      Total                               612,542     18.4%      575,117     18.2%      518,209     19.5%
   Net deferred loan fees, premiums
      and discounts                       (11,093)    -0.3%      (11,674)    -0.4%       (8,082)    -0.3%
   Allowance for loan losses              (52,422)    -1.6%      (49,259)    -1.6%      (41,195)    -1.6%
                                      -----------    -----    ----------    -----    ----------    -----
Loan receivable, net                  $ 3,331,854    100.0%   $3,165,524    100.0%   $2,660,850    100.0%
                                      ===========    =====    ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS                             At          At           At
(Dollars in thousands)                       6/30/2007   12/31/2006   6/30/2006
                                             ---------   ----------   ---------
Non-accrual loans:
   Real estate loans                          $   977      1,806        1,287
   Commercial loans                             3,799      3,721        2,997
   Consumer and other loans                       459        538          868
                                              -------      -----        -----
      Total                                   $ 5,235      6,065        5,152
Accruing Loans 90 days or more overdue:
   Real estate loans                              659        554          512
   Commercial loans                             3,791        638        2,475
   Consumer and other loans                       142        153          199
                                              -------      -----        -----
      Total                                   $ 4,592      1,345        3,186
Real estate and other assets owned, net         2,153      1,484          605
                                              -------      -----        -----
Total non-performing loans and real estate
   and other assets owned, net                $11,980      8,894        8,943
                                              =======      =====        =====
   As a percentage of total bank assets          0.25%      0.19%        0.23%
Interest Income (1)                           $   206        462          190

(1) Amounts represent interest income that would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2007, the year ended December 31, 2006 and the six months ended June 30, 2006, had such loans performed pursuant to contractual terms.

     The following table illustrates the loan loss experience:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

ALLOWANCE FOR LOAN LOSSES

                                              Six months ended    Year ended    Six months ended
                                                  June 30,       December 31,       June 30,
(Dollars in thousands)                              2007             2006             2006
                                              ----------------   ------------   ----------------
Balance at beginning of period                    $49,259           38,655           38,655
   Charge offs:
      Real estate loans                               (94)             (14)              (2)
      Commercial loans                               (309)          (1,187)            (324)
      Consumer and other loans                       (160)            (448)            (202)
                                                  -------          -------           ------
         Total charge-offs                        $  (563)          (1,649)            (528)
                                                  -------          -------           ------
   Recoveries:
      Real estate loans                               110              341              295
      Commercial loans                                376              331               70
      Consumer and other loans                        196              298              183
                                                  -------          -------           ------
         Total recoveries                         $   682              970              548
                                                  -------          -------           ------
   Net recoveries (charge-offs)                       119             (679)              20
   Acquisition (1)                                    639            6,091               --
   Provision                                        2,405            5,192            2,520
                                                  -------          -------           ------
Balance at end of period                          $52,422           49,259           41,195
                                                  =======          =======           ======
Ratio of net recoveries (charge-offs) to
average loans outstanding during the period         0.004%          -0.021%           0.001%

(1)  Acquisition of North Side State Bank and Citizen's Development Company

     The following table summarizes the allocation of the allowance for loan losses:

                                    June 30, 2007          December 31, 2006          June 30, 2006
                               ----------------------   ----------------------   ----------------------
                                           Percent of               Percent of               Percent of
                                            loans in                 loans in                 loans in
(Dollars in thousands)         Allowance    category    Allowance    category    Allowance    category
----------------------         ---------   ----------   ---------   ----------   ---------   ----------
Real estate loans               $ 5,642       24.2%        5,421       24.6%        4,940       25.9%
Commercial real estate loans     19,047       31.6%       16,741       29.6%       14,821       30.2%
Other commercial loans           18,386       26.2%       18,361       28.0%       13,589       24.8%
Consumer and other loans          9,347       18.0%        8,736       17.8%        7,845       19.1%
                                -------      -----        ------      -----        ------      -----
   Totals                       $52,422      100.0%       49,259      100.0%       41,195      100.0%
                                =======      =====        ======      =====        ======      =====

8)   Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of June 30, 2007:

                                                              Mortgage
                                              Core Deposit    Servicing
(Dollars in thousands)                         Intangible    Rights (1)    Total
----------------------                        ------------   ----------   ------
   Gross carrying value                         $ 25,706
   Accumulated Amortization                      (10,131)
                                                --------
   Net carrying value                           $ 15,575        1,166     16,741
                                                ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                10.0          9.6       10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended June 30, 2007     $    809           54        863
   For the six months ended June 30, 2007       $  1,589          103      1,692
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2007         $  3,202          143      3,345
   For the year ended December 31, 2008            3,032           79      3,111
   For the year ended December 31, 2009            2,738           77      2,815
   For the year ended December 31, 2010            2,369           75      2,444
   For the year ended December 31, 2011            1,662           72      1,734

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

The following is a summary of activity in goodwill for the six months ended June 30, 2007.

(Dollars in thousands)                  Goodwill
----------------------                  --------
Balance as of December 31, 2006         $129,716
Sale of Western's Lewistown branch          (454)
Adjustment for FCB-Billings' building       (760)
Adjustment for FCB-Billings' loan          3,766
Acquisition of North Side State Bank       7,675
Other adjustments                             75
                                        --------
Balance as of June 30, 2007             $140,018
                                        ========

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

On April 30, 2007, the Company acquired North Side State Bank of Rock Springs, and the purchase price included core deposit intangible of $2,524,000 and goodwill of $7,675,000.

9)   Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at June 30, 2007 according to the time remaining to maturity. Included in the CD maturities are brokered CDs in the amount of $227,288,000.

                            Certificates   Non-Maturity
(Dollars in thousands)       of Deposit      Deposits       Totals
----------------------      ------------   ------------   ---------
Within three months .....     $149,754       1,236,079    1,385,833
Three to six months .....      249,786              --      249,786
Seven to twelve months ..       93,990              --       93,990
Over twelve months ......       48,306              --       48,306
                              --------       ---------    ---------
   Totals ...............     $541,836       1,236,079    1,777,915
                              ========       =========    =========

10)  Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

                                               As of and         As of and         As of and
                                              for the six         for the         for the six
                                              months ended       year ended       months ended
(Dollars in thousands)                       June 30, 2007   December 31, 2006   June 30, 2006
                                             -------------   -----------------   -------------
FHLB Advances:
   Amount outstanding at end of period ...     $260,224           307,522           435,978
   Average balance .......................     $368,928           487,112           485,746
   Maximum outstanding at any month-end ..     $509,519           655,492           572,954
   Weighted average interest rate ........         4.97%             4.20%             3.82%
Repurchase Agreements:
   Amount outstanding at end of period ...     $156,794           170,216           151,098
   Average balance .......................     $159,557           153,314           137,800
   Maximum outstanding at any month-end ..     $168,395           164,338           151,098
   Weighted average interest rate ........         4.56%             4.32%             4.04%

11)  Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2007.

CONSOLIDATED                                    Tier 1 (Core)   Tier 2 (Total)    Leverage
(Dollars in thousands)                             Capital          Capital        Capital
----------------------                          -------------   --------------   ----------
GAAP Capital ................................    $  499,671         499,671         499,671
Less: Goodwill and intangibles ..............      (155,593)       (155,593)       (155,593)
   Other adjustments ........................          (323)           (323)           (323)
Plus: Allowance for loan losses .............            --          48,530              --
   Accumulated other comprehensive
   Unrealized loss on AFS securities ........           508             508             508
   Subordinated debentures ..................       118,559         118,559         118,559
                                                 ----------       ---------      ----------
Regulatory capital computed .................    $  462,822         511,352         462,822
                                                 ==========       =========      ==========
Risk weighted assets ........................    $3,760,588       3,760,588
                                                 ==========       =========
Total average assets ........................                                    $4,539,226
                                                                                 ==========
Capital as % of defined assets ..............         12.31%          13.60%          10.20%
Regulatory "well capitalized" requirement ...          6.00%          10.00%           5.00%
                                                 ----------       ---------      ----------
Excess over "well capitalized" requirement ..          6.31%           3.60%           5.20%
                                                 ==========       =========      ==========

12)  Federal and State Income Taxes

The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2003, 2004, 2005 and 2006, remain subject to examination by federal, Montana, Idaho and Utah tax authorities.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN

48. The Company determined its unrecognized tax benefit to be $300,000 as of June 30, 2007. In accordance with FIN 48, the Company reclassified such amount from a deferred tax liability to a current tax liability.

If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 34.0 percent to 33.7 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the six months ended June 30, 2007 and 2006, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $50,000 and $0 accrued for the payment of interest at June 30, 2007 and 2006, respectively. The Company had accrued $0 for the payment of penalties at June 30, 2007 and 2006.

13)  Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                            For the three months   For the six months
                                               ended June 30,        ended June 30,
                                            --------------------   ------------------
Dollars in thousands                            2007     2006        2007     2006
--------------------                          -------   ------      ------   ------
Net earnings ............................     $16,725   14,666      32,818   28,295
Unrealized holding loss arising during
   the period ...........................      (7,092)  (7,606)     (5,911)  (8,744)
Tax benefit expense .....................       2,794    2,997       2,329    3,445
                                              -------   ------      ------   ------
   Net after tax ........................      (4,298)  (4,609)     (3,582)  (5,299)
Reclassification adjustment for losses
   included in net earnings .............          --       --           8       --
Tax benefit .............................          --       --          (3)      --
                                              -------   ------      ------   ------
   Net after tax ........................          --       --           5       --
   Net unrealized loss on securities ....      (4,298)  (4,609)     (3,577)  (5,299)
                                              -------   ------      ------   ------
      Total comprehensive income ........     $12,427   10,057      29,241   22,996
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

                                                  Six months ended and as of June 30, 2007
                                   ----------------------------------------------------------------------
                                   Mountain               First
(Dollars in thousands)               West     Glacier   Security   Western   1st Bank   Big Sky   Valley
----------------------             --------   -------   --------   -------   --------   -------   -------
Revenues from external customers   $ 42,446    31,576    29,187     20,455    11,809     11,439    10,667
Intersegment revenues                    24        78       920        713       552         15        95
Expenses                            (35,521)  (24,789)  (23,497)   (16,903)   (9,966)    (9,024)   (8,570)
Intercompany eliminations                --        --        --         --        --         --        --
                                   --------   -------   -------    -------   -------    -------   -------
   Net Earnings                    $  6,949     6,865     6,610      4,265     2,395      2,430     2,192
                                   ========   =======   =======    =======   =======    =======   =======
   Total Assets                    $996,119   836,522   834,762    553,387   470,595    288,449   281,809
                                   ========   =======   =======    =======   =======    =======   =======

                                                          First Bank                           Total
                                   Whitefish   Citizens      of MT     Morgan     Other    Consolidated
                                   ---------   --------   ----------   ------   --------   ------------
Revenues from external customers   $  6,962      7,549       4,604      2,427        195      179,316
Intersegment revenues                    --         --         316        632     41,188       44,533
Expenses                             (5,629)    (6,461)     (3,969)    (2,602)       433     (146,498)
Intercompany eliminations                --         --          --         --    (44,533)     (44,533)
                                   --------    -------     -------     ------   --------    ---------
   Net Earnings                    $  1,333      1,088         951        457     (2,717)      32,818
                                   ========    =======     =======     ======   ========    =========
   Total Assets                    $193,716    181,250     143,093     91,560   (198,307)   4,672,955
                                   ========    =======     =======     ======   ========    =========

                                              Six months ended and as of June 30, 2006
                                   -------------------------------------------------------------
                                    Mountain               First
(Dollars in thousands)                West     Glacier   Security   Western   1st Bank   Big Sky
----------------------             ---------   -------   --------   -------   --------   -------
Revenues from external customers   $ 33,783     25,772    25,133     14,056     8,871     10,162
Intersegment revenues                    15        200        96         19       354         92
Expenses                            (27,590)   (19,473)  (18,851)   (11,150)   (7,499)    (7,743)
Intercompany eliminations                --         --        --         --        --         --
                                   --------    -------   -------    -------   -------    -------
   Net Earnings                    $  6,208      6,499     6,378      2,925     1,726      2,511
                                   ========    =======   =======    =======   =======    =======
   Total Assets                    $862,075    744,359   745,180    424,534   293,717    275,250
                                   ========    =======   =======    =======   =======    =======

                                                                                   Total
                                    Valley    Whitefish   Citizens    Other    Consolidated
                                   --------   ---------   --------   -------   ------------
Revenues from external customers   $  9,079      6,198      6,655        230      139,939
Intersegment revenues                    66         --         --     36,032       36,874
Expenses                             (7,070)    (4,833)    (5,592)    (1,843)    (111,644)
Intercompany eliminations                --         --         --    (36,874)     (36,874)
                                   --------    -------    -------    -------    ---------
   Net Earnings                    $  2,075      1,365      1,063     (2,455)      28,295
                                   ========    =======    =======    =======    =========
   Total Assets                    $262,370    182,742    164,215    (38,429)   3,916,013
                                   ========    =======    =======    =======    =========

                                                 Three months ended and as of June 30, 2007
                                   ----------------------------------------------------------------------
                                   Mountain               First
(Dollars in thousands)               West     Glacier   Security   Western   1st Bank   Big Sky    Valley
----------------------             --------   -------   --------   -------   --------   -------   -------
Revenues from external customers   $ 22,140    16,156    14,764      9,407     6,741      5,894     5,543
Intersegment revenues                    13        39       643        549       302         14        58
Expenses                            (18,399)  (12,650)  (12,066)    (8,361)   (5,600)    (4,613)   (4,449)
Intercompany eliminations                --        --        --         --        --         --        --
                                   --------   -------   -------    -------   -------    -------   -------
   Net Earnings                    $  3,754     3,545     3,341      1,595     1,443      1,295     1,152
                                   ========   =======   =======    =======   =======    =======   =======
   Total Assets                    $996,119   836,522   834,762    553,387   470,595    288,449   281,809
                                   ========   =======   =======    =======   =======    =======   =======

                                                          First Bank                           Total
                                   Whitefish   Citizens      of MT     Morgan     Other    Consolidated
                                   ---------   --------   ----------   ------   --------   ------------
Revenues from external customers   $  3,544      3,820       2,379      1,221         95       91,704
Intersegment revenues                    --         --         101        327     20,957       23,003
Expenses                             (2,865)    (3,259)     (1,985)    (1,339)       607      (74,979)
Intercompany eliminations                --         --          --         --    (23,003)     (23,003)
                                   --------    -------     -------     ------   --------    ---------
   Net Earnings                    $    679        561         495        209     (1,344)      16,725
                                   ========    =======     =======     ======   ========    =========
   Total Assets                    $193,716    181,250     143,093     91,560   (198,307)   4,672,955
                                   ========    =======     =======     ======   ========    =========

                                            Three months ended and as of June 30, 2006
                                   ------------------------------------------------------------
                                   Mountain               First
(Dollars in thousands)               West     Glacier   Security   Western   1st Bank   Big Sky
----------------------             --------   -------   --------   -------   --------   -------
Revenues from external customers   $ 17,859    13,320    12,875      7,176     4,769      5,244
Intersegment revenues                     9       148        18          2       118         92
Expenses                            (14,527)  (10,189)   (9,684)    (5,746)   (3,973)    (4,024)
Intercompany eliminations                --        --        --         --        --         --
                                   --------   -------   -------    -------   -------    -------
   Net Earnings                    $  3,341     3,279     3,209      1,432       914      1,312
                                   ========   =======   =======    =======   =======    =======
   Total Assets                    $862,075   744,359   745,180    424,534   293,717    275,250
                                   ========   =======   =======    =======   =======    =======

                                                                                   Total
                                    Valley    Whitefish   Citizens    Other    Consolidated
                                   --------   ---------   --------   -------   ------------
Revenues from external customers   $  4,735      3,202      3,496        155       72,831
Intersegment revenues                    33         --         --     18,658       19,078
Expenses                             (3,699)    (2,527)    (2,981)      (815)     (58,165)
Intercompany eliminations                --         --         --    (19,078)     (19,078)
                                   --------    -------    -------    -------    ---------
   Net Earnings                    $  1,069        675        515     (1,080)      14,666
                                   ========    =======    =======    =======    =========
   Total Assets                    $262,370    182,742    164,215    (38,429)   3,916,013
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

                                   Six Months Ended June 30,
                                         2007 vs. 2006
(Dollars in thousands)            Increase (Decrease) due to:
                                  ---------------------------
INTEREST INCOME                     Volume    Rate      Net
                                   -------   ------   ------
Residential real estate loans      $ 5,139    1,272    6,411
Commercial loans                    16,364    5,454   21,818
Consumer and other loans             3,509    1,156    4,665
Investment securities and other     (2,381)     815   (1,566)
                                   -------   ------   ------
   Total Interest Income            22,631    8,697   31,328
INTEREST EXPENSE
NOW accounts                           283      898    1,181
Savings accounts                       130      118      248
Money market accounts                2,617    3,823    6,440
Certificates of deposit              2,290    4,126    6,416
FHLB advances                       (2,216)   2,095     (121)
Other borrowings and repurchase
   agreements                        2,238      573    2,811
                                   -------   ------   ------
 Total Interest Expense              5,342   11,633   16,975
                                   -------   ------   ------
NET INTEREST INCOME                $17,289   (2,936)  14,353
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

                                                  For the Three months
                                                      ended 6-30-07            For the Six months ended 6-30-07
                                            --------------------------------   --------------------------------
                                                          Interest   Average                 Interest   Average
AVERAGE BALANCE SHEET                         Average       and       Yield/     Average       and       Yield/
(Dollars in thousands)                        Balance    Dividends     Rate      Balance    Dividends    Rate
                                            ----------   ---------   -------   ----------   ---------   -------
ASSETS
   Residential real estate loans            $  806,134     15,201      7.54%   $  787,767      29,642     7.53%
   Commercial loans                          1,886,129     38,170      8.12%    1,869,486      74,822     8.07%
   Consumer and other loans                    594,600     11,870      8.01%      586,428      23,184     7.97%
                                            ----------    -------              ----------    --------
      Total Loans                            3,286,863     65,241      7.96%    3,243,681     127,648     7.94%
   Tax - exempt investment securities (1)      276,295      3,476      5.03%      278,239       6,928     4.98%
   Other investment securities                 589,025      6,576      4.47%      576,737      12,637     4.38%
                                            ----------    -------              ----------    --------
      Total Earning Assets                   4,152,183     75,293      7.25%    4,098,657     147,213     7.18%
                                                          -------                            --------
   Goodwill and core deposit intangible        146,166                            145,003
   Other non-earning assets                    254,410                            243,307
                                            ----------                         ----------
      TOTAL ASSETS                          $4,552,759                         $4,486,967
                                            ==========                         ==========

LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW accounts                             $  480,584      1,262      1.05%   $  457,027       2,353     1.04%
   Savings accounts                            269,108        669      1.00%      267,850       1,327     1.00%
   Money market accounts                       734,722      6,775      3.70%      721,226      13,189     3.69%
   Certificates of deposit                   1,011,110     11,824      4.69%      978,187      22,468     4.63%
   FHLB advances                               319,193      4,050      5.09%      368,928       9,092     4.97%
   Repurchase agreements
      and other borrowed funds                 425,541      5,517      5.20%      408,387      10,497     5.18%
                                            ----------    -------              ----------    --------
      Total Interest Bearing Liabilities     3,240,258     30,097      3.73%    3,201,605      58,926     3.71%
                                                          -------                            --------
   Non-interest bearing deposits               782,502                            765,140
   Other liabilities                            43,398                             44,021
                                            ----------                         ----------
      Total Liabilities                      4,066,158                          4,010,766
                                            ----------                         ----------

   Common stock                                    531                                528
   Paid-in capital                             351,625                            348,811
   Retained earnings                           130,479                            123,535
   Accumulated other
      Comprehensive income                       3,966                              3,327
                                            ----------                         ----------
      Total Stockholders' Equity               486,601                            476,201
                                            ----------                         ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $4,552,759                         $4,486,967
                                            ==========                         ==========

   Net interest income                                    $45,196                            $ 88,287
                                                          =======                            ========
   Net interest spread                                                 3.52%                              3.47%
   Net interest margin
      on average earning assets                                        4.37%                              4.34%
   Return on average assets (annualized)                               1.47%                              1.47%
   Return on average equity (annualized)                              13.79%                             13.90%

(1)  Excludes tax effect on non-taxable investment security income

17)  Recent Acquisitions

     On April 30, 2007, the Company completed the acquisition of North Side of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's Evanston, Wyoming subsidiary. As of April 30, 2007, North Side had approximate total assets of $119 million, loans of $40 million, and deposits of $100 million. A portion of the purchase price was allocated to core deposit intangible of $2,524,000 and goodwill of $7,675,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Management

The Company appointed Don Chery as Chief Administrative Officer for the Company by the Board of Directors. Don brings with him nearly 20 years of experience with the Company, most recently as President of Big Sky. Don will begin his new role August 20. Ron Ostermiller has been appointed the new President of Big Sky. Ron has been with the Company for 9 years as the Senior Credit Officer of Big Sky and has been in the banking industry for 38 years.

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

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from June 30, 2006 and December 31, 2006, to June 30, 2007.

Effective with its acquisition on April 30, 2007, North Side of Rock Springs, Wyoming was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming. On June 21, 2007, the remaining two CDC subsidiaries, i.e., First National Bank of Lewistown and Western Bank of Chinook, merged to become First Bank of Montana. In June, each of the combining CDC bank's operating systems and First National Bank of Morgan's operating systems were converted to the core operating system used by the Company's banking subsidiaries.

The results of operations and financial condition include the acquisition of North Side from May 1, 2007 forward. Cash of $8.8 million and 793,580 shares of the Company's common stock were issued to North Side shareholders. The following table provides information on selected classifications of assets and liabilities acquired:

                                North Side
(UNAUDITED - $ IN THOUSANDS)    State Bank
                                ----------
Total assets                      118,803
Investments                        61,456
Fed funds sold                     10,100
Net loans                          39,541
Non-interest bearing deposits      22,101
Interest bearing deposits          77,467

As reflected on the next schedule, total assets at June 30, 2007 were $4.673 billion, which is $202 million, or 4.5 percent, higher than the December 31, 2006 total assets of $4.471 billion, and $757 million, or 19.3 percent, greater than the June 30, 2006 total assets of $3.916 billion.

                                                                                                 $ change     $ change
                                                      June 30,                     June 30         from         from
                                                        2007      December 31,      2006       December 31,   June 30,
ASSETS ($ IN THOUSANDS)                             (unaudited)       2006       (unaudited)       2006         2006
                                                    -----------   ------------   -----------   ------------   --------
Cash on hand and in banks                            $  134,647       136,591       124,872       (1,944)       9,775
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                 873,405       862,063       908,899       11,342      (35,494)
Loans:
   Real estate                                          819,427       789,843       697,351       29,584      122,076
   Commercial                                         1,951,995     1,850,417     1,486,847      101,578      465,148
   Consumer and other                                   612,854       574,523       517,847       38,331       95,007
                                                     ----------     ---------     ---------      -------      -------
      Total loans                                     3,384,276     3,214,783     2,702,045      169,493      682,231
   Allowance for loan losses                            (52,422)      (49,259)      (41,195)      (3,163)     (11,227)
                                                     ----------     ---------     ---------      -------      -------
   Total loans net of allowance for loan losses       3,331,854     3,165,524     2,660,850      166,330      671,004
                                                     ----------     ---------     ---------      -------      -------
Other assets                                            333,049       307,120       221,392       25,929      111,657
                                                     ----------     ---------     ---------      -------      -------
   Total Assets                                      $4,672,955     4,471,298     3,916,013      201,657      756,942
                                                     ==========     =========     =========      =======      =======

At June 30, 2007, total loans were $3,384,276, an increase of $177 million, or
5.5 percent over total loans of $3,207,686 at March 31, 2007. The second quarter loan growth included $40 million from the North Side acquisition. Total loans increased $169 million from December 31, 2006. For the first half of 2007, commercial loans have increased $102 million, or 5.5 percent, real estate loans increased $30 million, or 3.7 percent, and consumer loans grew by $38 million, or 6.7 percent. Total loans have increased $682 million, or 25 percent, from June 30, 2006, with all loan categories showing increases. Commercial loans grew the most with an increase of

$465 million, or 31 percent, followed by real estate loans which increased $122 million, or 18 percent, and consumer loans, which are primarily comprised of home equity loans, increasing by $95 million, or 18 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $11 million from December 31, 2006, or 1.32 percent, and have declined $35 million, or 3.91 percent, from June 30, 2006. The investment portfolio of North Side was sold immediately after the acquisition was completed with the sale proceeds invested in higher yielding loans. Investment securities at June 30, 2007 represented 19% of total assets versus 23% the prior year.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the six months ended June 30, 2007 and 2006 were $310 million and $210 million, respectively, and for the three months ended June 30, 2007 and 2006 were $168 million and $120 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at June 30, 2007 was approximately $170 million.

                                                                                      $ change     $ change
                                           June 30,                     June 30         from         from
                                             2007      December 31,       2006      December 31,   June 30,
LIABILITIES ($ IN THOUSANDS)             (unaudited)       2006       (unaudited)       2006         2006
                                         -----------   ------------   -----------   ------------   --------
Non-interest bearing deposits             $  820,728       829,355       720,473       (8,627)      100,255
Interest bearing deposits                  2,533,957     2,378,178     1,972,296      155,779       561,661
Advances from Federal Home Loan Bank         260,224       307,522       435,978      (47,298)     (175,754)
Securities sold under agreements to
   repurchase and other borrowed funds       390,780       338,986       313,394       51,794        77,386
Other liabilities                             49,036        42,555        33,411        6,481        15,625
Subordinated debentures                      118,559       118,559        87,631           --        30,928
                                          ----------     ---------     ---------      -------       -------
   Total liabilities                      $4,173,284     4,015,155     3,563,183      158,129       610,101
                                          ==========     =========     =========      =======       =======

Non-interest bearing deposits decreased $9 million, or 1.04 percent, since December 31, 2006. However, non-interest bearing deposits increased by $32 million, or 4.10 percent, since March 31, 2007, and increased by $100 million, or 14 percent, since June 30, 2006. Increasing non-interest bearing deposits continues to be a primary focus of each of the banks. Interest bearing deposits increased $156 million from December 31, 2006, with $123 million of such growth occurring in the second quarter, and the primary changes attributable to growth in broker originated certificates of deposits ("CD's"). The June 30, 2007 balance of interest bearing deposits includes $227 million in broker originated CD's. Since June 30, 2006, interest bearing deposits increased $562 million, or 28 percent, including an increase of $57 million in CD's from broker sources. Federal Home Loan Bank ("FHLB") advances decreased $47 million from year end and decreased $176 million from June 30, 2006. Repurchase agreements and other borrowed funds increased $52 million from December 31, 2006. Included in this latter category are U. S. Treasury Tax and Loan Term Auction funds. FHLB advances are $176 million less than the June 30, 2006 balances due primarily to the above described changes in funding.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB. As of June 30, 2007, the Company had $887 million of available FHLB credit of which $260 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                                           June 30,                     June 30     $ change from   $ change from
STOCKHOLDERS' EQUITY                                         2007      December 31,       2006       December 31,      June 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                   (unaudited)       2006       (unaudited)        2006            2006
                                                         -----------   ------------   -----------   -------------   -------------
Common equity                                             $ 500,179       453,074       357,308         47,105         142,871
Accumulated other comprehensive (loss) income                  (508)        3,069        (4,478)        (3,577)          3,970
                                                          ---------       -------       -------         ------          ------
   Total stockholders' equity                               499,671       456,143       352,830         43,528         146,841
Core deposit intangible, net, and goodwill                 (155,593)     (144,466)      (86,294)       (11,127)        (69,299)
                                                          ---------       -------       -------         ------          ------
                                                          $ 344,078       311,677       266,536         32,401          77,542
                                                          =========       =======       =======         ======          ======
Stockholders' equity to total assets                          10.69%       10.20%          9.01%
Tangible stockholders' equity to total tangible assets         7.62%        7.20%          6.96%
Book value per common share                               $    9.34          8.72          7.25           0.62            2.09
Market price per share at end of quarter                  $   20.35         24.44         19.51          (4.09)           0.84

Total equity and book value per share amounts have increased $44 million and $.62 per share, respectively, from December 31, 2006, the result of earnings retention, issuance of common stock in connection with acquisitions, and stock options exercised. Accumulated other comprehensive income (loss), representing net unrealized gains or losses on securities designated as available for sale, decreased $3.6 million from December 31, 2006, such decrease primarily a function of interest rate changes and the decreased balance of securities.

                                                               June 30,                     June 30,
                                                                 2007      December 31,       2006
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                  (unaudited)       2006       (unaudited)
                                                             -----------   ------------   -----------
Allowance for loan losses                                      $52,422       $49,259       $41,195
Non-performing assets                                          $11,980         8,894         8,943
Allowance as a percentage of non performing assets                 438%          554%          461%
Non-performing assets as a percentage of total bank assets        0.25%         0.19%         0.23%
Allowance as a percentage of total loans                          1.55%         1.53%         1.52%
Net recoveries (charge-offs) as a percentage of loans            0.004%       (0.021%)       0.001%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total bank assets at June 30, 2007 were at .25 percent, unchanged from the first quarter results, up slightly from .23 percent at June 30, 2006, but increasing 6 basis points from .19 percent at December 31, 2006. The Company ratios compare favorably to the Federal Reserve Bank Peer Group average of .51 percent at March 31, 2007, the most recent information available. The allowance for loan losses was 438 percent of non-performing assets at June 30, 2007, down from 461 percent a year ago. The allowance, including $6.434 million from acquisitions, has increased $11.227 million, or 27 percent, from a year ago. The allowance of $52.422 million, is
1.55 percent of June 30, 2007 total loans outstanding, up slightly from the 1.52 percent a year ago. The second quarter provision for loan losses expense was $1.210 million, a decrease of $145 thousand from the same quarter in 2006. Recovery of previously charged-off loans exceeded amounts charged-off during the quarter by $33 thousand. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

  RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2006.

The Company reported record net earnings of $16.725 million for the second quarter, an increase of $2.1 million, or 14 percent, over the $14.666 million for the second quarter of 2006. Diluted earnings per share of $.31 for the quarter is an increase of 3 percent over the diluted earnings per share of $.30 for the second quarter of 2006. Net earnings for the second quarter of 2007 were reduced by $623,000, or $.01 per share, for share-based compensation expense. Annualized return on average assets and return on average equity for the quarter were 1.47 percent and 13.79 percent, respectively, which compares with prior year returns for the first quarter of 1.52 percent and 16.81 percent.

                                                      Three months ended June 30,
REVENUE SUMMARY                                 ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)                      2007      2006    $ change   % change
                                                -------   -------   --------   --------
Net interest income                             $45,196   $37,626    $ 7,570      20%
Non-interest income
   Service charges, loan fees, and other fees    11,758     9,349      2,409      26%
   Gain on sale of loans                          3,708     2,770        938      34%
   Loss on sale of investments                       --        --         --      n/m
   Other income                                     945       779        166      21%
                                                -------   -------    -------     ---
   Total non-interest income                     16,411    12,898      3,513      27%
                                                -------   -------    -------     ---
                                                $61,607   $50,524    $11,083      22%
                                                =======   =======    =======     ===
Tax equivalent net interest margin                 4.36%     4.34%
                                                =======   =======

Net Interest Income

Net interest income for the quarter increased $7.570 million, or 20 percent, over the same period in 2006, and increased $2.105 million, or 5 percent, from the first quarter of 2007. Total interest income increased $15.360 million from the prior year's quarter, or 26 percent, while total interest expense was $7.790 million, or 35 percent higher. The increase in interest income and interest expense is primarily attributable to the volume and rate increases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.36 percent which was unchanged from the first quarter of 2007, and was 2 basis points higher than the 4.34 percent result for the second quarter of 2006.

Non-interest Income

Fee income increased $2.409 million, or 26 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans increased $938 thousand, or 34 percent, from the second quarter of last year. Loan origination activity for housing construction and purchases remains stable in the bank's markets.

                                              Three months ended June 30,
NON-INTEREST EXPENSE SUMMARY            ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)              2007      2006    $ change   % change
                                        -------   -------   --------   --------
Compensation and employee benefits      $20,594   $15,739    $4,855       31%
Occupancy and equipment expense           4,812     3,431     1,381       40%
Outsourced data processing                  680       678         2        0%
Core deposit intangibles amortization       809       400       409      102%
Other expenses                            8,179     6,702     1,477       22%
                                        -------   -------    ------      ---
   Total non-interest expense           $35,074   $26,950    $8,124       30%
                                        =======   =======    ======      ===

Non-interest Expense

Non-interest expense increased by $8.124 million, or 30 percent, from the same quarter of 2006. Compensation and benefit expense increased $4.855 million, or 31 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of First National Bank of Morgan and CDC during 2006, new branches, as well as increased compensation, including commissions tied to increased production, and benefits, including health insurance, and overtime associated with the merger and operating systems conversions in the second quarter of 2007. The number of full-time-equivalent employees has increased from 1,147 to 1,469, a 28 percent increase, since June 30, 2006. Occupancy and equipment expense increased $1.381 million, or 40 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades. Other expenses increased $1.477 million, or 22 percent, primarily from acquisitions, data conversions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 57 percent for the 2007 second quarter, up from 53 percent for the 2006 second quarter.

 RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX
                           MONTHS ENDED JUNE 30, 2006.

Record net earnings of $32,818 million for the first half of 2007 is an increase of $4.523 million, or 16 percent over the first half of the prior year. Diluted earnings per share of $0.61 versus $0.57 for the same period last year is an increase of 7 percent. Included in net earnings for the first half of 2007 is a $1.0 million gain (pre-tax gain of $1.6 million) from the January 19, 2007 sale of Western Security Bank's Lewistown branch, a requirement imposed by bank regulators to complete the acquisition of Citizens Development Company ("CDC"). Also, included in the first half earnings is approximately $500,000 of non-recurring expenses and costs associated with the January 26, 2007 merger of three of the five CDC subsidiaries into Company subsidiaries.

                                                        Six months ended June 30,
REVENUE SUMMARY                                 ----------------------------------------
(UNAUDITED - $ IN THOUSANDS)                      2007       2006    $ change   % change
                                                --------   -------   --------   --------
Net interest income                             $ 88,287   $73,934   $14,353       19%
Non-interest income
   Service charges, loan fees, and other fees     21,843    17,566     4,277       24%
   Gain on sale of loans                           6,750     4,960     1,790       36%
   Loss on sale of investments                        (8)       --        (8)     n/m
   Other income                                    3,518     1,528     1,990      130%
                                                --------   -------   -------      ---
      Total non-interest income                   32,103    24,054     8,049       33%
                                                --------   -------   -------      ---
                                                $120,390   $97,988   $22,402       23%
                                                ========   =======   =======      ===
Tax equivalent net interest margin                  4.36%     4.36%
                                                ========   =======

Net Interest Income

Net interest income for the six months increased $14.353 million, or 19 percent, over the same period in 2006. Total interest income increased $31.328 million, or 27 percent, while total interest expense increased $16.975 million, or 40 percent. The increase in interest income and interest expense is primarily attributable to the volume and rate increases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.36 percent which was equal to the 4.36 percent for 2006.

Non-interest Income

Total non-interest income increased $22.402 million, or 23 percent in 2007. Fee income for the first half of 2007 increased $4.277 million, or 24 percent, over the first half of 2006, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $1.790 million, or 36 percent, from the first six months of last year. Loan origination volume in our markets for housing construction continues to remain very active by historical standards. Other income for the six months increased $1.990 million, or 130 percent, over the same period in 2006. Such increase includes a gain of $1.6 million from the January 19, 2007 sale of Western Security Bank's Lewistown branch, a regulatory requirement imposed to complete the acquisition of CDC.

                                               Six months ended June 30,
NON-INTEREST EXPENSE SUMMARY            ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)              2007      2006    $ change   % change
                                        -------   -------   --------   --------
Compensation and employee benefits      $40,100   $31,050    $ 9,050      29%
Occupancy and equipment expense           9,270     6,922      2,348      34%
Outsourced data processing                1,492     1,402         90       6%
Core deposit intangibles amortization     1,589       820        769      94%
Other expenses                           15,806    12,583      3,223      26%
                                        -------   -------    -------     ---
   Total non-interest expense           $68,257   $52,777    $15,480      29%
                                        =======   =======    =======     ===

Non-interest Expense

Non-interest expense increased by $15.480 million, or 29 percent, from the same six months of 2006. Compensation and benefit expense increased $9.050 million, or 29 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of First National Bank of Morgan and CDC during 2006, de novo branches, increased compensation and benefits, including health insurance, and overtime associated with the merger and operating systems conversions in the first half of 2007 The first half of 2007 included approximately $500,000 of non-recurring expenses and costs associated with the January 26, 2007 merger of three of the five CDC subsidiaries into Company subsidiaries. Occupancy and equipment expense increased

$2.348 thousand, or 34 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $3.223 million, or 26 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income plus non-interest income) increased to 57 percent from 54 percent for the first six months of 2006.

Allowance for Loan Loss and Non-Performing Assets

The provision for loan losses expense was $2.405 million for the first six months of 2007, a decrease of $115 thousand, or 5 percent, from the same period in 2007. Recovery of previously charged-off loans exceeded amounts charged-off during the six months ended June 30, 2007 by $119 thousand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2007, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

     There have not been any material changes to the Company's risk factors during the second quarter 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)  Not Applicable

     (b)  Not Applicable

     (c)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  The Company's Annual Shareholders' Meeting was held April 25, 2007

     (b)  Not Applicable

     (c) A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

     (1) Election of Directors for three-year terms expiring in 2010 and until their successors have been elected or qualified.

          James M. English -
               Votes Cast For:        33,139,075
               Votes Cast Withheld:    1,039,922

          Jon W. Hippler -
               Votes Cast For:        33,497,396
               Votes Cast Withheld:      681,601

          Douglas J. McBride -
               Votes Cast For:        33,471,602
               Votes Cast Withheld:      707,394

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

                                        GLACIER BANCORP, INC.


August 8, 2007                          /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


August 8, 2007                          /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO