Form 10-Q
period 2007-09-30
GLACIER BANCORP INC
filed 2007-11-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2007

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                MONTANA                                           81-0519541
     (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                            Identification No.)

   49 Commons Loop, Kalispell, Montana                              59901
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

Indicateby checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on October 29, 2007 was 53,624,184. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          Page #
                                                                          ------
PART I.      FINANCIAL INFORMATION

   Item 1 -  Financial Statements

             Condensed Consolidated Statements of Financial Condition -
             Unaudited September 30, 2007, September 30, 2006 and
             audited December 31, 2006.................................       3

             Condensed Consolidated Statements of Operations -
             Unaudited three and nine months ended September 30, 2007
             and 2006..................................................       4

             Condensed Consolidated Statements of Stockholders' Equity
             and Comprehensive Income - Year ended December 31, 2006
             and unaudited nine months ended September 30,
             2007......................................................       5

             Condensed Consolidated Statements of Cash Flows -
             Unaudited nine months ended September 30, 2007 and
             2006......................................................       6

             Notes to Condensed Consolidated Financial Statements -
             Unaudited.................................................       7

   Item 2  - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................      21

   Item 3  - Quantitative and Qualitative Disclosure about Market
             Risk......................................................      29

   Item 4  - Controls and Procedures...................................      29

PART II. OTHER INFORMATION.............................................      29

   Item 1  - Legal Proceedings.........................................      29

   Item 1A - Risk Factors..............................................      29

   Item 2  - Unregistered Sales of Equity Securities and Use of
             Proceeds..................................................      29

   Item 3  - Defaults Upon Senior Securities...........................      29

   Item 4  - Submission of Matters to a Vote of Security Holders.......      29

   Item 5  - Other Information.........................................      30

   Item 6  - Exhibits..................................................      30

   Signatures..........................................................      30

                         GLACIER BANCORP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,   December 31,   September 30,
(Dollars in thousands, except per share data)                  2007             2006           2006
---------------------------------------------              -------------   ------------   -------------
                                                            (UNAUDITED)                    (unaudited)
ASSETS:
   Cash on hand and in banks ...........................    $   128,230        136,591         113,268
   Federal funds sold ..................................          2,735          6,125           2,882
   Interest bearing cash deposits ......................         60,704         30,301          67,672
                                                            -----------     ----------      ----------
      Cash and cash equivalents ........................        191,669        173,017         183,822
   Investment securities ...............................        740,406        825,637         845,304
   Loans receivable, net ...............................      3,403,587      3,130,389       2,786,269
   Loans held for sale .................................         30,860         35,135          28,780
   Premises and equipment, net .........................        121,045        110,759          93,859
   Real estate and other assets owned, net .............          1,750          1,484             510
   Accrued interest receivable .........................         29,893         25,729          22,822
   Deferred tax asset ..................................          1,122             --              --
   Core deposit intangible, net ........................         14,748         14,750           7,680
   Goodwill ............................................        140,288        129,716          89,814
   Other assets ........................................         24,889         24,682          71,395
                                                            -----------     ----------      ----------
                                                            $ 4,700,257      4,471,298       4,130,255
                                                            ===========     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits .......................    $   819,711        829,355         751,593
   Interest bearing deposits ...........................      2,547,409      2,378,178       2,099,742
   Advances from Federal Home Loan Bank of Seattle .....        251,908        307,522         377,104
   Securities sold under agreements to repurchase ......        181,301        170,216         162,400
   Other borrowed funds ................................        214,135        168,770         171,699
   Accrued interest payable ............................         18,742         11,041          10,288
   Deferred tax liability ..............................             --          1,927           3,266
   Subordinated debentures .............................        118,559        118,559         118,559
   Other liabilities ...................................         33,220         29,587          24,594
                                                            -----------     ----------      ----------
      Total liabilities ................................      4,184,985      4,015,155       3,719,245
                                                            -----------     ----------      ----------
   Preferred shares, $.01 par value per share. 1,000,000
      shares authorized None issued or outstanding .....             --             --              --
   Common stock, $.01 par value per share. 117,187,500
      shares authorized ................................            536            523             507
   Paid-in capital .....................................        373,474        344,265         310,516
   Retained earnings - substantially restricted ........        139,023        108,286          97,533
   Accumulated other comprehensive income ..............          2,239          3,069           2,454
                                                            -----------     ----------      ----------
      Total stockholders' equity .......................        515,272        456,143         411,010
                                                            -----------     ----------      ----------
                                                            $ 4,700,257      4,471,298       4,130,255
                                                            ===========     ==========      ==========
   Number of shares outstanding ........................     53,612,211     52,302,820      50,766,276
   Book value per share ................................    $      9.61           8.72            8.10

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                   ------------------------   -----------------------
(UNAUDITED - dollars in thousands, except per share data)              2007         2006         2007         2006
---------------------------------------------------------          -----------   ----------   ----------   ----------
INTEREST INCOME:
   Real estate loans ...........................................   $    15,617       13,708       45,259       36,939
   Commercial loans ............................................        40,379       29,687      115,201       82,691
   Consumer and other loans ....................................        12,423       10,348       35,607       28,867
   Investment securities and other .............................        10,011       10,149       29,576       31,280
                                                                   -----------   ----------   ----------   ----------
      Total interest income ....................................        78,430       63,892      225,643      179,777
                                                                   -----------   ----------   ----------   ----------
INTEREST EXPENSE:
   Deposits ....................................................        21,449       15,351       60,786       40,403
   Federal Home Loan Bank of Seattle advances ..................         5,027        5,340       14,119       14,553
   Securities sold under agreements to repurchase ..............         2,012        1,804        5,623        4,565
   Subordinated debentures .....................................         2,023        1,519        5,653        4,232
   Other borrowed funds ........................................           936          873        4,192        3,085
                                                                   -----------   ----------   ----------   ----------
      Total interest expense ...................................        31,447       24,887       90,373       66,838
                                                                   -----------   ----------   ----------   ----------
NET INTEREST INCOME ............................................        46,983       39,005      135,270      112,939
   Provision for loan losses ...................................         1,315        1,320        3,720        3,840
                                                                   -----------   ----------   ----------   ----------
      Net interest income after provision for loan losses               45,668       37,685      131,550      109,099
                                                                   -----------   ----------   ----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees ..............................        10,055        7,703       27,801       21,501
   Miscellaneous loan fees and charges .........................         1,798        1,700        5,895        5,468
   Gains on sale of loans ......................................         3,203        2,992        9,953        7,952
   Loss on sale of investments .................................            --           (3)          (8)          (3)
   Other income ................................................         1,422        1,370        4,940        2,898
                                                                   -----------   ----------   ----------   ----------
      Total non-interest income ................................        16,478       13,762       48,581       37,816
                                                                   -----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expenses ........        20,286       15,992       60,386       47,042
   Occupancy and equipment expense .............................         4,840        3,875       14,110       10,797
   Outsourced data processing expense ..........................           553          620        2,045        2,022
   Core deposit intangibles amortization .......................           827          411        2,416        1,231
   Other expenses ..............................................         8,690        6,946       24,496       19,529
                                                                   -----------   ----------   ----------   ----------
      Total non-interest expense ...............................        35,196       27,844      103,453       80,621
                                                                   -----------   ----------   ----------   ----------
EARNINGS BEFORE INCOME TAXES ...................................        26,950       23,603       76,678       66,294
   Federal and state income tax expense ........................         9,311        7,797       26,221       22,193
                                                                   -----------   ----------   ----------   ----------
NET EARNINGS ...................................................   $    17,639       15,806       50,457       44,101
                                                                   ===========   ==========   ==========   ==========
Basic earnings per share .......................................   $      0.33         0.32         0.95         0.90
Diluted earnings per share .....................................   $      0.33         0.31         0.94         0.89
Dividends declared per share ...................................   $      0.13         0.11         0.37         0.33
Return on average assets (annualized) ..........................          1.50%        1.58%        1.48%        1.53%
Return on average equity (annualized) ..........................         13.76%       16.24%       13.85%       16.42%
Average outstanding shares - basic .............................    53,566,477   49,702,838   53,086,380   48,879,969
Average outstanding shares - diluted ...........................    54,004,828   50,403,314   53,604,922   49,627,307

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
 YEAR ENDED DECEMBER 31, 2006 AND UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                       Retained      Accumulated      Total
                                                        Common Stock                   earnings         Other         stock-
                                                    -------------------   Paid-in   substantially   comprehensive    holders'
(Dollars in thousands, except per share data) (1)     Shares     Amount   capital     restricted    income (loss)     equity
-------------------------------------------------   ----------   ------   -------   -------------   -------------   ---------
Balance at December 31, 2005 ....................   48,258,821    $483    262,222       69,713            821        333,239
Comprehensive income:
   Net earnings .................................           --      --         --       61,131             --         61,131
   Unrealized gain on securities, net of
      reclassification adjustment and taxes .....           --      --         --           --          2,248          2,248
                                                                                                                     -------
Total comprehensive income                                                                                            63,379
                                                                                                                     -------
Cash dividends declared ($.45 per share) ........           --      --         --      (22,558)            --        (22,558)
Stock options exercised .........................      639,563       6      6,700           --             --          6,706
Stock issued in connection with acquisitions ....    1,904,436      19     41,431           --             --         41,450
Public offering of stock issued .................    1,500,000      15     29,418           --             --         29,433
Acquisition of fractional shares ................           --      --         (5)          --             --             (5)
Stock based compensation and tax benefit ........           --      --      4,499           --             --          4,499
                                                    ----------    ----    -------      -------          -----        -------
Balance at December 31, 2006 ....................   52,302,820    $523    344,265      108,286          3,069        456,143

Comprehensive income:
   Net earnings .................................           --      --         --       50,457             --         50,457
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .....           --      --         --           --           (830)          (830)
                                                                                                                     -------
Total comprehensive income ......................                                                                     49,627
                                                                                                                     -------
Cash dividends declared ($.37 per share) ........           --      --         --      (19,720)            --        (19,720)
Stock options exercised .........................      515,811       5      5,778           --             --          5,783
Stock issued in connection with acquisitions ....      793,580       8     18,992           --             --         19,000
Stock based compensation and tax benefit ........           --      --      4,439           --             --          4,439
                                                    ----------    ----    -------      -------          -----        -------
Balance at September 30, 2007 (unaudited) .......   53,612,211    $536    373,474      139,023          2,239        515,272
                                                    ==========    ====    =======      =======          =====        =======

(1) Shares and per share amounts have been adjusted to reflect the December 2006 three-for-two stock split.

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
(UNAUDITED - dollars in thousands)                                            2007         2006
----------------------------------                                        -----------   ----------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES .......................      $    64,038       51,825
                                                                          -----------   ----------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of investments
      available-for-sale ...........................................          230,485      170,685
   Purchases of investments available-for-sale .....................          (86,938)     (40,792)
   Principal collected on installment and commercial loans .........          901,555      823,031
   Installment and commercial loans originated or acquired .........       (1,143,875)  (1,068,141)
   Principal collections on mortgage loans .........................          365,337      266,591
   Mortgage loans originated or acquired ...........................         (383,393)    (395,999)
   Net purchase of FHLB and FRB stock ..............................           (3,803)        (455)
   Net cash paid for sale of Western's Lewistown branch ............           (6,846)          --
   Net cash received (paid) from acquisitions ......................            8,953       17,176
   Funds in escrow for Citizens Development Company acquisition ....               --      (47,176)
   Net addition of premises and equipment ..........................             (855)     (16,400)
                                                                          -----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES                                  (119,380)    (291,480)
                                                                          -----------   ----------
FINANCING ACTIVITIES:
   Net increase in deposits ........................................           85,427      249,451
   Net decrease in FHLB advances and other borrowed funds ..........          (10,249)     (41,080)
   Net increase in securities sold under repurchase agreements .....           11,086       32,870
   Proceeds from issuance of subordinated debentures ...............               --       30,000
   Cash dividends paid .............................................          (19,720)     (16,281)
   Excess tax benefits from stock options ..........................            1,667          990
   Proceeds from exercise of stock options and other stock issued ..            5,783       34,918
                                                                          -----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ....................           73,994      290,868
                                                                          -----------   ----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS ....................           18,652       51,213
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          173,017      132,609
                                                                          -----------   ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $   191,669      183,822
                                                                          ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for: Interest .......................      $    82,462       63,724
                                    Income taxes ...................      $    24,242       22,961

     The following schedule summarizes the acquisitions of North Side State Bank in 2007 and First National Bank of Morgan in 2006

                                    NORTH SIDE     FIRST NATIONAL
                                    STATE BANK     BANK OF MORGAN
Acquired                          April 30, 2007    Sept. 1, 2006
--------                          --------------   --------------
Fair Value of assets acquired        $127,871          88,443
Cash paid for the capital stock         8,953          10,109
Capital stock issued                   19,000           9,999
Liabilities assumed                    99,967          68,411

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2007 and 2006, stockholders' equity for the nine months ended September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2006 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

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

     The following abbreviated organizational chart illustrates the various relationships:

                                          ----------------------------
                                         |    Glacier Bancorp, Inc.   |
                                         |  (Parent Holding Company)  |
                                          ----------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
|    Mountain West Bank   |   |      Glacier Bank     |   |   |  First Security Bank |   |   Western Security Bank  |
|   (ID Commercial bank)  |   | (MT Commercial bank)  |   |   |     of Missoula      |   |  (MT Commercial bank)    |
|                         |   |                       |   |   | (MT Commercial bank) |   |                          |
 -------------------------     -----------------------    |    ----------------------    ---------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
|         1st Bank        |   |        Big Sky        |   |   |      Valley Bank     |   |       Glacier Bank       |
|   (WY Commercial bank)  |   |      Western Bank     |   |   |       of Helena      |   |       of Whitefish       |
|                         |   | (MT Commercial bank)  |   |   | (MT Commercial bank) |   |  (MT Commercial bank)    |
 -------------------------     -----------------------         ----------------------    ---------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
| Citizens Community Bank |   | First Bank of Montana |   |   |  First National Bank |   |                          |
|   (ID Commercial bank)  |   |  (MT Commercial bank) |   |   |       of Morgan      |   | Glacier Capital Trust II |
|                         |   |                       |   |   | (UT Commercial bank) |   |                          |
 -------------------------     -----------------------    |    ----------------------    ---------------------------
                                                          |
         ----------------------------------------------------------------------------------------------------
        |                               |   |                              |   |                             |
        |   Glacier Capital Trust III   |   |   Glacier Capital Trust IV   |   |   Citizens (ID) Statutory   |
        |                               |   |                              |   |          Trust I            |
         -------------------------------     ------------------------------     -----------------------------

3)   Ratios

     Returns on average assets and average equity were calculated based on daily averages.

4)   Dividends Declared

     On September 26, 2007, the Board of Directors declared a $.13 per share cash dividend payable on October 18, 2007 to stockholders of record on October 9, 2007.

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                 Three               Three                 Nine                 Nine
                                             months ended         months ended         months ended         months ended
                                          September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                          ------------------   ------------------   ------------------   ------------------
Net earnings available to common
   stockholders .......................       $17,639,000          15,806,000           50,457,000           44,101,000
Average outstanding shares - basic ....        53,566,477          49,702,838           53,086,380           48,879,969
Add: Dilutive stock options ...........           438,351             700,476              518,542              747,338
                                              -----------          ----------           ----------           ----------
Average outstanding shares - diluted ..        54,004,828          50,403,314           53,604,922           49,627,307
                                              ===========          ==========           ==========           ==========
Basic earnings per share ..............       $      0.33                0.32                 0.95                 0.90
                                              ===========          ==========           ==========           ==========
Diluted earnings per share ............       $      0.33                0.31                 0.94                 0.89
                                              ===========          ==========           ==========           ==========

There were approximately 699,747 and 807,650 average shares excluded from the nine months ended diluted share calculation as of September 30, 2007, and 2006, respectively, due to the option exercise price exceeding the market price.

6)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments, is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2007

                                                                       Gross Unrealized   Estimated
                                                Weighted   Amortized   ----------------      Fair
            (Dollars in thousands)                Yield       Cost      Gains   Losses      Value
            ----------------------              --------   ---------    -----   ------    ---------
             AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .................     3.78%    $  2,304        --       (2)      2,302
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .................     5.26%       9,644         6       --       9,650
   maturing five years through ten years ....     7.85%         242        --       (1)        241
   maturing after ten years .................     5.75%         134        --       --         134
                                                           --------     -----   ------     -------
                                                  5.34%      10,020         6       (1)     10,025
                                                           --------     -----   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     3.83%       1,932         4       (2)      1,934
   maturing one year through five years .....     4.28%       4,129        37      (12)      4,154
   maturing five years through ten years ....     4.95%      16,539       812       (4)     17,347
   maturing after ten years .................     5.08%     259,203     8,199     (233)    267,169
                                                           --------     -----   ------     -------
                                                  5.06%     281,803     9,052     (251)    290,604
                                                           --------     -----   ------     -------
MORTGAGE-BACKED SECURITIES ..................     4.55%     374,930       333   (4,988)    370,275
FHLMC AND FNMA STOCK ........................     5.74%       7,593        --     (455)      7,138
              OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY
   MATURITY .................................     4.98%         298        --       --         298
FHLB AND FRB STOCK, AT COST .................     1.68%      59,764        --       --      59,764
                                                           --------     -----   ------     -------
      TOTAL INVESTMENTS .....................     4.53%    $736,712     9,391   (5,697)    740,406
                                                           ========     =====   ======     =======

                      INVESTMENTS AS OF DECEMBER 31, 2006

                                                                       Gross Unrealized   Estimated
                                                Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                            Yield       Cost      Gains    Losses     Value
----------------------                          --------   ---------   ------   -------   --------
             AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year .................     4.78%     $ 10,982       --       (6)     10,976
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year .................     4.90%        8,177       --      (17)      8,160
   maturing one year through five years .....     5.15%          648       --       --         648
   maturing five years through ten years ....     7.73%          352        5       --         357
   maturing after ten years .................     6.68%          153        1       --         154
                                                            --------   ------   ------     -------
                                                  5.05%        9,330        6      (17)      9,319
                                                            --------   ------   ------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     3.65%        2,190        2       (1)      2,191
   maturing one year through five years .....     4.08%        5,736       43      (21)      5,758
   maturing five years through ten years ....     4.92%       15,180      818      (11)     15,987
   maturing after ten years .................     5.12%      276,756   11,794      (86)    288,464
                                                            --------   ------   ------     -------
                                                  5.08%      299,862   12,657     (119)    312,400
                                                            --------   ------   ------     -------
MORTGAGE-BACKED SECURITIES ..................     4.21%      434,224      195   (7,869)    426,550
FHLMC AND FNMA STOCK ........................     5.74%        7,593      218       --       7,811
              OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY
   MATURITY .................................     4.83%        2,864       --       --       2,864
FHLB AND FRB STOCK, AT COST .................     1.26%       55,717       --       --      55,717
                                                            --------   ------   ------     -------
      TOTAL INVESTMENTS .....................     4.36%     $820,572   13,076   (8,011)    825,637
                                                            ========   ======   ======     =======

Interest income includes tax-exempt interest for the nine months ended September 30, 2007 and 2006 of $10,207,000 and $10,428,000, respectively, and for the three months ended September 30, 2007 and 2006 of $3,279,000 and $3,481,000, respectively.

Gross proceeds from sales of investment securities for the nine months ended September 30, 2007 and 2006 were $55,501,000 and $488,000, respectively, resulting in gross gains of approximately $1,000 and $0, respectively, and gross losses of approximately $9,000 and $3,000, respectively. Investment securities of $54,346,000 from North Side were sold immediately after the acquisition was completed. The cost of any investment sold is determined by specific identification.

7) Loans

     The following table summarizes the Company's loan portfolio:

                                        At                      At                     At
                                     9/30/2007              12/31/2006              9/30/2006
       TYPE OF LOAN            --------------------    --------------------   --------------------
  (Dollars in thousands)         Amount     Percent      Amount     Percent     Amount     Percent
  ----------------------       ----------   -------    ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate     $  805,125     23.5%    $  758,921     24.0%   $  732,863     26.0%
   Loans held for sale             30,860      0.9%        35,135      1.1%       28,780      1.0%
                               ----------    -----     ----------    -----    ----------    -----
      Total                       835,985     24.4%       794,056     25.1%      761,643     27.0%
Commercial Loans:
   Real estate                  1,240,239     36.1%       954,290     30.2%      867,862     30.8%
   Other commercial               793,889     23.1%       902,994     28.5%      696,696     24.7%
                               ----------    -----     ----------    -----    ----------    -----
      Total                     2,034,128     59.2%     1,857,284     58.7%    1,564,558     55.5%
Consumer and other Loans:
   Consumer                       207,330      6.0%       218,640      6.9%      193,015      6.9%
   Home equity                    420,097     12.2%       356,477     11.3%      347,760     12.4%
                               ----------    -----     ----------    -----    ----------    -----
      Total                       627,427     18.2%       575,117     18.2%      540,775     19.3%
   Net deferred loan fees,
      premiums and discounts      (10,477)    -0.3%       (11,674)    -0.4%       (8,711)    -0.3%
   Allowance for loan losses      (52,616)    -1.5%       (49,259)    -1.6%      (43,216)    -1.5%
                               ----------    -----     ----------    -----    ----------    -----
Loan receivable, net           $3,434,447    100.0%    $3,165,524    100.0%   $2,815,049    100.0%
                               ==========    =====     ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

NONPERFORMING ASSETS                             At          At           At
(Dollars in thousands)                       9/30/2007   12/31/2006   9/30/2006
----------------------                       ---------   ----------   ---------
Non-accrual loans:
   Real estate loans                          $ 1,286       1,806       2,121
   Commercial loans                             5,741       3,721       3,848
   Consumer and other loans                       478         538         500
                                              -------       -----       -----
      Total                                   $ 7,505       6,065       6,469
Accruing Loans 90 days or more overdue:
   Real estate loans                              979         554         365
   Commercial loans                             1,037         638       1,940
   Consumer and other loans                       451         153         221
                                              -------       -----       -----
      Total                                   $ 2,467       1,345       2,526
Real estate and other assets owned, net         1,750       1,484         510
                                              -------       -----       -----
Total non-performing loans and real estate
   and other assets owned, net                $11,722       8,894       9,505
                                              =======       =====       =====
   As a percentage of total bank assets          0.24%       0.19%       0.22%
Interest Income (1)                           $   447         462         363

(1) Amounts represent interest income that would have been recognized on loans accounted for on a non-accrual basis for nine months ended September 30, 2007, year ended December 31, 2006 and nine months ended September 30, 2006, had such loans performed pursuant to contractual terms.

     The following table illustrates the loan loss experience:

ALLOWANCE FOR LOAN LOSSES

                                        Nine months ended    Year ended    Nine months ended
                                          September 30,     December 31,     September 30,
      (Dollars in thousands)                  2007              2006            2006
                                        -----------------   ------------   -----------------
Balance at beginning of period               $49,259           38,655           38,655
   Charge offs:
      Real estate loans                         (103)             (14)             (12)
      Commercial loans                        (1,489)          (1,187)            (405)
      Consumer and other loans                  (383)            (448)            (304)
                                             -------           ------           ------
         Total charge-offs                   $(1,975)          (1,649)            (721)
                                             -------           ------           ------
   Recoveries:
      Real estate loans                          158              341              309
      Commercial loans                           520              331              135
      Consumer and other loans                   295              298              235
                                             -------           ------           ------
         Total recoveries                    $   973              970              679
                                             -------           ------           ------
   Net recoveries (charge-offs)               (1,002)            (679)             (42)
   Acquisition (1)                               639            6,091              763
   Provision                                   3,720            5,192            3,840
                                             -------           ------           ------
Balance at end of period                     $52,616           49,259           43,216
                                             =======           ======           ======
Ratio of net charge-offs to average
   loans outstanding during the period         0.030%           0.024%           0.002%

(1) Acquisition of North Side, First National Bank of Morgan and Citizen's Development Company

     The following table summarizes the allocation of the allowance for loan losses:

                                September 30, 2007      December 31, 2006     September 30, 2006
                               --------------------   --------------------   --------------------
                                            Percent                Percent                Percent
                                           of loans               of loans               of loans
                                              in                     in                     in
   (Dollars in thousands)      Allowance   category   Allowance   category   Allowance   category
                               ---------   --------   ---------   --------   ---------   --------
Real estate loans               $ 5,682      23.9%       5,421      24.6%       5,328      26.6%
Commercial real estate loans     20,121      35.5%      16,741      29.6%      15,583      30.3%
Other commercial loans           17,587      22.7%      18,361      28.0%      14,090      24.3%
Consumer and other loans          9,226      17.9%       8,736      17.8%       8,215      18.8%
                                -------     -----       ------     -----       ------     -----
   Totals                       $52,616     100.0%      49,259     100.0%      43,216     100.0%
                                =======     =====       ======     =====       ======     =====

8) Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of September 30, 2007:

                                                                   Mortgage
                                                   Core Deposit    Servicing
            (Dollars in thousands)                  Intangible    Rights (1)    Total
                                                   ------------   ----------   ------
   Gross carrying value                              $ 25,706
   Accumulated Amortization                           (10,958)
                                                     --------
   Net carrying value                                $ 14,748        1,207     15,955
                                                     ========

WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                     10.0         9.7        10.0

AGGREGATE AMORTIZATION EXPENSE
   For the three months ended September 30, 2007     $    827          45         872
   For the nine months ended September 30, 2007      $  2,416         148       2,564

ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2007              $  3,202         168       3,370
   For the year ended December 31, 2008                 3,032          81       3,113
   For the year ended December 31, 2009                 2,738          79       2,817
   For the year ended December 31, 2010                 2,369          77       2,446
   For the year ended December 31, 2011                 1,662          75       1,737

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

The following is a summary of activity in goodwill for the nine months ended September 30, 2007.

      (Dollars in thousands)            Goodwill
                                        --------
Balance as of December 31, 2006         $129,716
Sale of Western's Lewistown branch          (454)
Adjustment for FCB-Billings' building       (760)
Adjustment for FCB-Billings' loan          3,605
Acquisition of North Side State Bank       8,081
Other adjustments                            100
                                        --------
Balance as of September 30, 2007        $140,288
                                        ========

As a condition of acquiring FCB - Billings, a subsidiary of CDC which was acquired on October 1, 2006, bank regulators required Western to divest of Western's branch in Lewistown, Montana. Western was acquired in February 2001 through the purchase of WesterFed Financial Corporation ("WesterFed"), its parent company. The WesterFed acquisition was accounted for using the purchase method of accounting with a portion of goodwill allocated to Western's Lewistown branch. With the January 2007 sale of the Lewistown branch, $454,000 of goodwill associated with such branch was removed.

In March 2007, Western adjusted its purchase price allocation for FCB - Billings based upon new information available to management concerning the estimated fair value of property as of the acquisition date. Accordingly, the fair value of certain property was increased by $1,250,000 with a related $490,000 increase in deferred tax liability, resulting in a $760,000 decrease in goodwill.

In February 2007, Western became aware of a preacquisition contingency in regards to a loan that was impaired as of the October 1, 2006 acquisition of FCB
- Billings. After taking into consideration recoveries, the amount of impairment determined to have occurred on or before the acquisition date is estimated to be $5,900,000 with such amount charged off against the loan balance. No further loss is expected as the balance of the loan, after such charge-off, has been collected. On an after tax basis, the increase to goodwill is $3,605,000. Management continues to pursue additional recoveries and remedies from the guarantors and other third parties, with any recoveries occurring after September 30, 2007 recorded in earnings in the period in which the recoveries are received or accrued.

On April 30, 2007, the Company acquired North Side, and the purchase price included core deposit intangible of $2,524,000 and goodwill of $8,081,000.

9) Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at September 30, 2007 according to the time remaining to maturity. Included in the CD maturities are brokered CDs in the amount of $200,907,000.

                               Certificates   Non-Maturity
(Dollars in thousands)          of Deposit      Deposits       Totals
                               ------------   ------------   ---------
Within three months ........     $305,968       1,230,658    1,536,626
Three to six months ........       96,281              --       96,281
Seven to twelve months .....      104,470              --      104,470
Over twelve months .........       45,669              --       45,669
                                 --------       ---------    ---------
   Totals ..................     $552,388       1,230,658    1,783,046
                                 ========       =========    =========

10) Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle (FHLB) advances and repurchase agreements:

                                                   As of and            As of and            As of and
                                                  for the nine           for the           for the nine
                                                  months ended          year ended         months ended
          (Dollars in thousands)               September 30, 2007   December 31, 2006   September 30, 2006
                                               ------------------   -----------------   ------------------
FHLB Advances:
   Amount outstanding at end of period .....        $251,908              307,522            377,104
   Average balance .........................        $376,381              487,112            484,396
   Maximum outstanding at any month-end ....        $509,519              655,492            572,954
   Weighted average interest rate ..........            5.02%                4.20%              4.01%

Repurchase Agreements:
   Amount outstanding at end of period .....        $181,301              170,216            162,400
   Average balance .........................        $165,592              153,314            145,741
   Maximum outstanding at any month-end ....        $185,051              164,338            163,498
   Weighted average interest rate ..........            4.54%                4.32%              4.19%

11) Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2007.

CONSOLIDATED

                                                    Tier 1       Tier 2
                                                    (Core)      (Total)     Leverage
             (Dollars in thousands)                 Capital     Capital      Capital
                                                  ----------   ---------   ----------
GAAP Capital ..................................   $  515,272     515,272      515,272
Less: Goodwill and intangibles ................     (155,037)   (155,037)    (155,037)
   Other adjustments ..........................         (455)       (455)        (455)
Plus: Allowance for loan losses ...............           --      48,494           --
   Accumulated other comprehensive
      Unrealized loss on AFS securities .......        2,239       2,239        2,239
   Subordinated debentures ....................      115,000     115,000      115,000
                                                  ----------   ---------   ----------
Regulatory capital computed ...................   $  477,019     525,513      477,019
                                                  ==========   =========   ==========
Risk weighted assets ..........................   $3,874,078   3,874,078
                                                  ==========   =========
Total average assets ..........................                            $4,515,591
                                                                           ==========
Capital as % of defined assets ................        12.31%      13.56%       10.56%
Regulatory "well capitalized" requirement .....         6.00%      10.00%        5.00%
                                                  ----------   ---------   ----------
Excess over "well capitalized" requirement ....         6.31%       3.56%        5.56%
                                                  ==========   =========   ==========

12)   Federal and State Income Taxes

The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2004, 2005 and 2006, remain subject to examination by federal, Montana, Idaho and Utah tax authorities and income tax returns for the year ended December 31, 2003 remain subject to examination by the state of Montana and Idaho.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN 48. The Company determined its unrecognized tax benefit to be $300,000 as of September 30, 2007. In accordance with FIN 48, the Company reclassified such amount from a deferred tax liability to a current tax liability.

If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 34.2 percent to 33.9 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the nine months ended September 30, 2007 and 2006, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $50,000 and $0 accrued for the payment of interest at September 30, 2007 and 2006, respectively. The Company had accrued $0 for the payment of penalties at September 30, 2007 and 2006.

13) Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                                For the three months   For the nine months
                                                                 ended September 30,   ended September 30,
                                                                --------------------   -------------------
                  Dollars in thousands                              2007     2006         2007     2006
                                                                  -------   ------       ------   ------
Net earnings ................................................     $17,639   15,806       50,457   44,101
Unrealized holding gain (loss) arising during the period ....       4,533   11,435       (1,378)   2,691
Tax (benefit) expense .......................................      (1,786)  (4,505)         543   (1,060)
                                                                  -------   ------       ------   ------
   Net after tax.............................................       2,747    6,930         (835)   1,631
Reclassification adjustment for losses included in net
   earnings .................................................          --        3            8        3
Tax benefit .................................................          --       (1)          (3)      (1)
                                                                  -------   ------       ------   ------
   Net after tax.............................................          --        2            5        2
   Net unrealized gain (loss) on securities .................       2,747    6,932         (830)   1,633
                                                                  -------   ------       ------   ------
      Total comprehensive income ............................     $20,386   22,738       49,627   45,734
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

                                                Nine months ended and as of September 30, 2007
                                   ------------------------------------------------------------------------
                                    Mountain                First
        (Dollars in thousands)        West      Glacier   Security   Western   1st Bank   Big Sky    Valley
                                   ----------   -------   --------   -------   --------   -------   -------
Revenues from external customers   $   65,098    48,679     44,051    29,721    19,246     17,596    16,369
Intersegment revenues                      42       116      1,590     1,538     1,013         15       144
Expenses                              (54,500)  (38,245)   (35,389)  (25,380)  (16,243)   (13,826)  (13,078)
Intercompany eliminations                  --        --         --        --        --         --        --
                                   ----------   -------    -------   -------   -------    -------   -------
   Net Earnings                    $   10,640    10,550     10,252     5,879     4,016      3,785     3,435
                                   ==========   =======    =======   =======   =======    =======   =======
   Total Assets                    $1,005,535   894,556    837,202   559,573   438,653    297,721   284,272
                                   ==========   =======    =======   =======   =======    =======   =======

                                                          First Bank                           Total
                                   Whitefish   Citizens     of MT      Morgan     Other    Consolidated
                                   ---------   --------   ----------   ------   --------   ------------
Revenues from external customers   $ 10,648     11,413       7,131      3,749        523      274,224
Intersegment revenues                    --        105         317        920     63,070       68,870
Expenses                             (8,580)    (9,852)     (5,994)    (4,009)     1,329     (223,767)
Intercompany eliminations                --         --          --         --    (68,870)     (68,870)
                                   --------    --------    -------     ------   --------    ---------
   Net Earnings                    $  2,068      1,666       1,454        660     (3,948)      50,457
                                   ========    ========    =======     ======   ========    =========
   Total Assets                    $196,192    189,735     140,501     96,644   (240,327)   4,700,257
                                   ========    ========    =======     ======   ========    =========

                                             Nine months ended and as of September 30, 2006
                                   ----------------------------------------------------------------
                                   Mountain                First
        (Dollars in thousands)       West      Glacier   Security    Western    1st Bank    Big Sky
                                   --------    -------   --------   --------    --------   --------
Revenues from external customers   $ 53,018     39,944    38,506      21,962      13,780     15,467
Intersegment revenues                    25        778       179          62         461         92
Expenses                            (43,609)   (30,956)  (29,213)    (17,152)    (11,608)   (11,890)
Intercompany eliminations                --         --        --          --          --          --
                                   --------    -------   -------    --------     -------    -------
   Net Earnings                    $  9,434      9,766     9,472       4,872       2,633      3,669
                                   ========    =======   =======    ========     =======    =======
   Total Assets                    $893,260    814,126   792,063     438,175     293,021    275,045
                                   ========    =======   =======    ========     =======    =======

                                                                                             Total
                                    Valley    Whitefish   Citizens   Morgan     Other    Consolidated
                                   --------   ---------   --------   ------   --------   ------------
Revenues from external customers   $ 14,032      9,626     10,458       424        376      217,593
Intersegment revenues                   100          8         --        22     54,251       55,978
Expenses                            (11,081)    (7,549)    (8,863)     (338)    (1,233)    (173,492)
Intercompany eliminations                --         --         --        --    (55,978)     (55,978)
                                   --------    -------    -------    ------   --------    ---------
   Net Earnings                    $  3,051      2,085      1,595       108     (2,584)      44,101
                                   ========    =======    =======    ======   ========    =========
   Total Assets                    $285,180    193,301    170,354    89,038   (113,308)   4,130,255
                                   ========    =======    =======    ======   ========    =========


                                                Three months ended and as of September 30, 2007
                                   ------------------------------------------------------------------------
                                    Mountain               First
     (Dollars in thousands)           West      Glacier   Security   Western   1st Bank   Big Sky    Valley
     ----------------------        ----------   -------   --------   -------   --------   -------   -------
Revenues from external customers   $   22,652    17,103     14,864     9,266      7,437     6,157     5,702
Intersegment revenues                      18        38        670       825        461        --        49
Expenses                              (18,979)  (13,456)   (11,892)   (8,477)    (6,277)   (4,802)   (4,508)
Intercompany eliminations                  --        --         --        --         --        --        --
                                   ----------   -------    -------   -------    -------   -------   -------
   Net Earnings                    $    3,691     3,685      3,642     1,614      1,621     1,355     1,243
                                   ==========   =======    =======   =======    =======   =======   =======
   Total Assets                    $1,005,535   894,556    837,202   559,573    438,653   297,721   284,272
                                   ==========   =======    =======   =======    =======   =======   =======


                                                          First Bank                            Total
                                   Whitefish   Citizens     of MT       Morgan     Other    Consolidated
                                   ---------   --------   ----------   -------   --------   ------------
Revenues from external customers    $  3,686      3,864       2,527      1,322        328        94,908
Intersegment revenues                     --        105           1        288     21,882        24,337
Expenses                              (2,951)    (3,391)     (2,025)    (1,407)       896       (77,269)
Intercompany eliminations                 --         --          --         --    (24,337)      (24,337)
                                    --------    -------     -------     ------   --------     ---------
   Net Earnings                     $    735        578         503        203     (1,231)       17,639
                                    ========    =======     =======     ======   ========     =========
   Total Assets                     $196,192    189,735     140,501     96,644   (240,327)    4,700,257
                                    ========    =======     =======     ======   ========     =========

                                            Three months ended and as of September 30, 2006
                                   --------------------------------------------------------------
                                    Mountain               First
     (Dollars in thousands)           West      Glacier   Security   Western   1st Bank   Big Sky
     ----------------------        ----------   -------   --------   -------   --------   -------
Revenues from external customers
                                    $ 19,235     14,172     13,373     7,906      4,909     5,305
Intersegment revenues                     10        578         83        43        107        --
Expenses                             (16,019)   (11,483)   (10,362)   (6,002)    (4,109)   (4,147)
Intercompany eliminations                 --         --         --        --         --        --
                                    --------    -------   --------   -------    -------   -------
   Net Earnings                     $  3,226      3,267      3,094     1,947        907     1,158
                                    ========    =======   ========   =======    =======   =======
   Total Assets                     $893,260    814,126    792,063   438,175    293,021   275,045
                                    ========    =======   ========   =======    =======   =======


                                                                                             Total
                                    Valley    Whitefish   Citizens   Morgan      Other   Consolidated
                                   --------   ---------   --------   ------     ------   ------------
Revenues from external customers   $  4,953      3,428       3,803      424        146      77,654
Intersegment revenues                    34          8          --       22     18,219      19,104
Expenses                             (4,011)    (2,716)     (3,271)    (338)       610     (61,848)
Intercompany eliminations                --         --          --       --    (19,104)    (19,104)
                                   --------    -------     -------   ------   --------   ---------
   Net Earnings                    $    976        720         532      108       (129)     15,806
                                   ========    =======     =======   ======   ========   =========
   Total Assets                    $285,180    193,301     170,354   89,038   (113,308)  4,130,255
                                   ========    =======     =======   ======   ========   =========

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

                                  Nine Months Ended September 30,
(Dollars in thousands)                   2007 vs. 2006
                                    Increase (Decrease) due to:
                                  -------------------------------
                                     Volume       Rate      Net
                                   ----------   -------   ------
INTEREST INCOME
Residential real estate loans        $  6,924     1,396    8,320
Commercial loans                       25,671     6,839   32,510
Consumer and other loans                5,349     1,391    6,740
Investment securities and other        (3,023)    1,319   (1,704)
                                     --------   -------   ------
   Total Interest Income               34,921    10,945   45,866

INTEREST EXPENSE
NOW accounts                              448     1,229    1,677
Savings accounts                          236       234      470
Money market accounts                   4,233     4,208    8,441
Certificates of deposit                 4,336     5,459    9,795
FHLB advances                          (3,245)    2,811     (434)
Other borrowings and
   repurchase agreements                2,878       708    3,586
                                     --------   -------   ------
   Total Interest Expense               8,886    14,649   23,535
                                     --------   -------   ------
NET INTEREST INCOME                  $ 26,035    (3,704)  22,331
                                     ========   =======   ======

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

                                            For the Three months ended 9-30-07  For the Nine months ended 9-30-07
                                            ----------------------------------  ---------------------------------
                                                         Interest    Average                  Interest   Average
AVERAGE BALANCE SHEET                         Average      and        Yield/      Average       and      Yield/
(Dollars in thousands)                        Balance    Dividends     Rate       Balance    Dividends    Rate
---------------------                       -----------  ---------   -------    -----------  ---------   -------
ASSETS
   Residential real estate loans             $  819,617     15,617      7.62%    $  798,500      45,259     7.56%
   Commercial loans                           1,987,812     40,379      8.06%     1,909,361     115,201     8.07%
   Consumer and other loans                     614,804     12,423      8.02%       595,991      35,607     7.99%
                                             ----------     ------               ----------     -------
      Total Loans                             3,422,233     68,419      7.93%     3,303,852     196,067     7.93%
   Tax - exempt investment securities (1)       268,145      3,279      4.89%       274,838      10,207     4.95%
   Other investment securities                  581,651      6,732      4.63%       578,393      19,369     4.47%
                                             ----------     ------               ----------     -------
      Total Earning Assets                    4,272,029     78,430      7.28%     4,157,083     225,643     7.26%
                                                            ------                              -------
   Goodwill and core deposit intangible         154,842                             148,319
   Other non-earning assets                     243,758                             243,459
                                             ----------                          ----------
      TOTAL ASSETS                           $4,670,629                          $4,548,861
                                             ==========                          ==========
LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW accounts                              $  452,425      1,147      1.01%    $  455,476       3,501     1.03%
   Savings accounts                             269,030        678      1.00%       268,248       2,004     1.00%
   Money market accounts                        787,097      7,223      3.64%       743,424      20,412     3.67%
   Certificates of deposit                    1,039,415     12,401      4.73%       998,820      34,869     4.67%
   FHLB advances                                391,042      5,027      5.10%       376,381      14,119     5.02%
   Repurchase agreements
      and other borrowed funds                  371,304      4,971      5.31%       395,891      15,468     5.22%
                                             ----------     ------               ----------     -------
      Total Interest Bearing Liabilities      3,310,313     31,447      3.77%     3,238,240      90,373     3.73%
                                                            ------                              -------
   Non-interest bearing deposits                803,511                             778,071
   Other liabilities                            48,266                               45,451
                                             ----------                          ----------
      Total Liabilities                       4,162,090                           4,061,762
                                             ----------                          ----------
   Common stock                                     536                                 531
   Paid-in capital                              372,072                             356,650
   Retained earnings                            135,909                             127,705
   Accumulated other
      Comprehensive income                           22                               2,213
                                             ----------                          ----------
      Total Stockholders' Equity                508,539                             487,099
                                             ----------                          ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                $4,670,629                          $4,548,861
                                             ==========                          ==========
   Net interest income                                      $46,983                           $ 135,270
                                                            =======                           =========
   Net interest spread                                                  3.51%                               3.53%
   Net interest margin
      on average earning assets (1)                                     4.36%                               4.35%
   Return on average assets (annualized)                                1.50%                               1.48%
   Return on average equity (annualized)                               13.76%                              13.85%

(1) Excludes tax effect on non-taxable investment security income of $4,519 and $1,452 for the nine and three months ended September 30, 2007.

17)  Recent Acquisition

     On April 30, 2007, the Company completed the acquisition of North Side, which was merged into 1st Bank, the Company's Evanston, Wyoming subsidiary. As of April 30, 2007, North Side had approximate total assets of $118,803,000, loans of $39,541,000, and deposits of $99,568,000. A portion of the purchase price was allocated to core deposit intangible of $2,524,000 and goodwill of $8,081,000.

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

Financial Condition

This section discusses the changes in the Statement of Financial Condition items from September 30, 2006 and December 31, 2006, to September 30, 2007.

Effective with its acquisition on April 30, 2007, North Side was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming. On June 21, 2007, the remaining two CDC subsidiaries, i.e., First National Bank of Lewistown and Western Bank of Chinook, merged to become First Bank of Montana. In the second quarter, each of the combining CDC bank's operating systems and First National Bank of Morgan's operating systems were converted to the core operating system used by the Company's banking subsidiaries.

The results of operations and financial condition include the acquisition of North Side from May 1, 2007 forward. Cash of $9.0 million and 793,580 shares of the Company's common stock were issued to North Side shareholders. The following table provides information on selected classifications of assets and liabilities acquired:

                                North Side
(UNAUDITED - $ IN THOUSANDS)    State Bank
                                ----------
Total assets                      118,803
Investments                        61,456
Fed funds sold                     10,100
Net loans                          39,541
Non-interest bearing deposits      22,101
Interest bearing deposits          77,467

As reflected on the next schedule, total assets at September 30, 2007 were $4.7 billion, which is $229 million, or 5.1 percent, greater than the total assets of $4.5 billion at December 31, 2006, and $570 million, or 13.8 percent, greater than the total assets of $4.1 billion at September 30, 2006.

                                                    September 30,                  September 30   $ change from   $ change from
                                                         2007       December 31,       2006        December 31,   September 30,
ASSETS ($ IN THOUSANDS)                              (unaudited)        2006       (unaudited)         2006            2006
                                                    -------------   ------------   ------------   -------------   -------------
Cash on hand and in banks                             $  128,230        136,591        113,268        (8,361)         14,962
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                  803,845        862,063        915,858       (58,218)       (112,013)
Loans:
   Real estate                                           832,038        789,843        757,470        42,195          74,568
   Commercial                                          2,029,117      1,850,417      1,560,433       178,700         468,684
   Consumer and other                                    625,908        574,523        540,362        51,385          85,546
                                                      ----------     ----------     ----------      --------        --------
      Total loans                                      3,487,063      3,214,783      2,858,265       272,280         628,798
   Allowance for loan losses                             (52,616)       (49,259)       (43,216)       (3,357)         (9,400)
                                                      ----------     ----------     ----------      --------        --------
      Total loans net of allowance for loan losses     3,434,447      3,165,524      2,815,049       268,923         619,398
                                                      ----------     ----------     ----------      --------        --------
Other assets                                             333,735        307,120        286,080        26,615          47,655
                                                      ----------     ----------     ----------      --------        --------
   Total Assets                                       $4,700,257      4,471,298      4,130,255       228,959         570,002
                                                      ==========     ==========     ==========      ========        ========

At September 30, 2007, total loans were $3.487 billion, an increase of $103 million, or 3 percent (12 percent annualized) over total loans of $3.384 billion at June 30, 2007. Total loans increased $272 million, or 8.5 percent (11.3 percent annualized) from December 31, 2006. For the first three quarters of 2007, commercial loans have increased $179 million, or 9.7 percent, real estate loans increased $42 million, or 5.3 percent, and consumer loans grew by $51 million, or 8.9 percent. Total loans have increased $629 million, or 22 percent, from September 30, 2006, with all loan categories showing increases. Commercial loans grew the most with an increase of $469 million, or 30 percent, followed by real estate loans which increased $75 million, or 10 percent, and consumer loans, which are primarily comprised of home equity loans, increasing by $86 million, or 16 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have decreased $58 million from December 31, 2006, or 6.8 percent, and have declined $112 million, or 12.2 percent, from September 30, 2006. The investment portfolio of North Side was sold immediately after the acquisition was completed with the sale proceeds invested in higher yielding loans. Investment securities at September 30, 2007 represented 17 percent of total assets versus 22 percent the prior year.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed rate loans in the loan portfolio. Mortgage loans sold for the nine months ended September 30, 2007 and 2006 were $472 million and $329 million, respectively, and for the three months ended September 30, 2007 and 2006 were $163 million and $119 million, respectively. The Company has also been active in generating commercial SBA loans. A portion of some of those loans is sold to other investors. The amount of loans sold and serviced for others at September 30, 2007 was approximately $173 million.

                                         September 30,                   September 30   $ change from    $ change from
                                              2007       December 31,       2006        December 31,    September 30,
LIABILITIES ($ IN THOUSANDS)             (unaudited)        2006        (unaudited)         2006             2006
                                         -------------   ------------   -------------   -------------   --------------
Non-interest bearing deposits              $  819,711        829,355        751,593         (9,644)          68,118
Interest bearing deposits                   2,547,409      2,378,178      2,099,742        169,231          447,667
Advances from Federal Home Loan Bank          251,908        307,522        377,104        (55,614)        (125,196)
Securities sold under agreements to
   repurchase and other borrowed funds        395,436        338,986        334,099         56,450           61,337
Other liabilities                              51,962         42,555         38,148          9,407           13,814
Subordinated debentures                       118,559        118,559        118,559             --               --
                                           ----------      ---------      ---------       --------        ---------
   Total liabilities                       $4,184,985      4,015,155      3,719,245        169,830          465,740
                                           ==========      =========      =========       ========        =========

Non-interest bearing deposits decreased $10 million, or 1.16 percent, since December 31, 2006 and decreased by $1 million since June 30, 2007. However, non-interest bearing deposits increased by $68 million, or 9 percent, since September 30, 2006. Increasing non-interest bearing deposits remains a primary focus of each of our banks. Interest bearing deposits increased $169 million from December 31, 2006, with $123 million of such growth occurring in the second quarter, such changes attributable to growth in certificates of deposits ("CD's"). The September 30, 2007 balance of interest bearing deposits includes $201 million in broker originated CD's. Since September 30, 2006, interest bearing deposits increased $448 million, or 21 percent, including a decrease of $29 million in CD's from broker sources. Federal Home Loan Bank ("FHLB") advances decreased $56 million from year end and decreased $125 million from September 30, 2006. Repurchase agreements and other borrowed funds increased $56 million from December 31, 2006, of which $43 million are U. S. Treasury Tax and Loan Term Auction funds.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues is the dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB. As of September, 2007, the Company had $918 million of available FHLB credit of which $252 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

                                             September 30,                   September 30   $ change from   $ change from
STOCKHOLDERS' EQUITY                             2007        December 31,       2006        December 31,    September 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)        (unaudited)        2006       (unaudited)         2006            2006
                                             -------------   ------------   -------------   -------------   -------------
Common equity                                  $ 513,033        453,074        408,556          59,959         104,477
Accumulated other comprehensive income             2,239          3,069          2,454            (830)           (215)
                                               ---------       --------       --------         -------        --------
   Total stockholders' equity                    515,272        456,143        411,010          59,129         104,262
Core deposit intangible, net, and goodwill      (155,036)      (144,466)       (97,494)        (10,570)        (57,542)
                                               ---------       --------       --------         -------        --------
                                               $ 360,236        311,677        313,516          48,559          46,720
                                               =========       ========       ========         =======        ========
Stockholders' equity to total assets               10.96%         10.20%          9.96%
Tangible stockholders' equity to total
   tangible assets                                  7.93%          7.20%          7.78%
Book value per common share                    $    9.61           8.72           8.09            0.89            1.52
Market price per share at end of quarter       $   22.52          24.44          22.78           (1.92)          (0.26)

Total equity and book value per share amounts have increased $59 million and $.89 per share, respectively, from December 31, 2006, the result of earnings retention, issuance of common stock in connection with acquisitions, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains or losses on investment securities designated as available for sale, decreased $830 thousand from December 31, 2006, such decrease primarily a function of interest rate changes and the decreased balance of investment securities.

                                                             September 30,                  September 30,
                                                                  2007       December 31,       2006
CREDIT QUALITY INFORMATION ($ IN THOUSANDS)                   (unaudited)        2006        (unaudited)
                                                             -------------   ------------   -------------
Allowance for loan losses                                       $52,616        $ 49,259      $43,216
Non-performing assets                                           $11,722           8,894        9,505
Allowance as a percentage of non performing assets                  449%            554%         455%
Non-performing assets as a percentage of total bank assets         0.24%           0.19%        0.22%
Allowance as a percentage of total loans                           1.51%           1.53%        1.51%
Net charge-offs as a percentage of loans                          0.029%          0.021%       0.001%

Allowance for Loan Loss and Non-Performing Assets

Non-performing assets as a percentage of total bank assets at September 30, 2007 were at .24 percent, down from the second quarter results of .25, up slightly from .22 percent at September 30, 2006, but increasing 5 basis points from .19 percent at December 31, 2006. These ratios compare favorably to the Federal Reserve Bank Peer Group average of .59 percent at June 30, 2007, the most recent information available. The allowance for loan losses was 449 percent of non-performing assets at September 30, 2007, down from 455 percent a year ago. The allowance, including $6.434 million from acquisitions, has increased $9.4 million, or 22 percent, from a year ago. The allowance of $52.616 million is
1.51 percent of September 30, 2007 total loans outstanding, the same as the third quarter last year. The third quarter provision for loan losses expense was $1.315 million, a decrease of $5 thousand from the same quarter in 2006. Charged off loans exceeded recovery of previously charged-off loans during the quarter by $1.1 million. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

  RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

The Company reported record net earnings of $17.6 million for the third quarter, an increase of $1.8 million, or 12 percent, over the $15.8 million for the third quarter of 2006. Diluted earnings per share of $.33 for the quarter is an increase of 6.5 percent over the diluted earnings per share of $.31 for the third quarter of 2006. Net earnings for the third quarter of 2007 and 2006 were reduced by $544 thousand, or $.01 per share, and $519 thousand, or $.01 per share, respectively, for stock-based compensation expense. Annualized return on average assets and return on average equity for the quarter were 1.50 percent and 13.76 percent, respectively, which compares with prior year returns for the third quarter of 1.58 percent and 16.24 percent.

                                                    Three months ended September 30,
                                                ---------------------------------------
(UNAUDITED - $ IN THOUSANDS)                      2007      2006    $ change   % change
                                                -------   -------   --------   --------
Interest income                                 $78,430   $63,892     14,538       23%
Interest expense                                 31,447    24,887      6,560       26%
                                                -------   -------    -------    -----
   Net interest income                           46,983    39,005      7,978       20%
Non-interest income
   Service charges, loan fees, and other fees    11,853     9,403      2,450       26%
   Gain on sale of loans                          3,203     2,992        211        7%
   Loss on sale of investments                       --        (3)         3     -100%
   Other income                                   1,422     1,370         52        4%
                                                -------   -------    -------    -----
      Total non-interest income                  16,478    13,762      2,716       20%
                                                -------   -------    -------    -----
                                                $63,461   $52,767    $10,694       20%
                                                =======   =======    =======    =====
Tax equivalent net interest margin                 4.50%     4.38%
                                                =======   =======

Net Interest Income

Net interest income for the quarter increased $7.978 million, or 20 percent, over the same period in 2006, and increased $1.787 million, or 4 percent, from the second quarter of 2007. Total interest income increased $14.538 million from the prior year's quarter, or 23 percent, while total interest expense was $6.560 million, or 26 percent higher. The increase in interest expense is primarily attributable to the volume and rate increases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.50 percent which is 1 basis point lower than the second quarter of 2007, and was 12 basis points higher than the 4.38 percent result for the third quarter of 2006. The net interest margin calculation has been revised to account for intercompany elimination entries. Previously reported net interest margins have been adjusted to reflect the change.

Non-interest Income

Fee income increased $2.450 million, or 26 percent, over the same period last year, driven primarily by an increased number of loan and deposit accounts from internal growth and acquisitions. Gain on sale of loans increased $211 thousand, or 7 percent, from the third quarter of last year.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                            Three months ended September 30,
                                        ---------------------------------------
                                          2007      2006    $ change   % change
                                        -------   -------   --------   --------
Compensation and employee benefits      $20,286   $15,992    $4,294       27%
Occupancy and equipment expense           4,840     3,875       965       25%
Outsourced data processing                  553       620       (67)     -11%
Core deposit intangibles amortization       827       411       416      101%
Other expenses                            8,690     6,946     1,744       25%
                                        -------   -------    ------      ---
   Total non-interest expense           $35,196   $27,844    $7,352       26%
                                        =======   =======    ======      ===

Non-interest Expense

Non-interest expense increased by $7.352 million, or 26 percent, from the same quarter of 2006. Compensation and benefit expense increased $4.294 million, or 27 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of First National Bank of Morgan and CDC during 2006 and North Side in 2007, new branches, as well as increased compensation, including commissions tied to increased production, and benefits, including health insurance. The number of full-time-equivalent employees has increased from 1,200 to 1,476, a 23 percent increase, since September 30, 2006. Occupancy and equipment expense increased $965 thousand, or 25 percent, reflecting the bank acquisitions, cost of additional branch locations and facility upgrades.

Other expenses increased $1.744 million, or 25 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 55 percent for the 2007 third quarter, compared to 57 percent for the prior quarter, and 53 percent for the 2006 third quarter.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2006.

Record net earnings of $50.5 million for the first three quarters of 2007 is an increase of $6.4 million, or 14 percent over the prior year. Diluted earnings per share of $0.94 versus $0.89 for the same period last year is an increase of
5.6 percent. Included in net earnings for the first three quarters of 2007 is a $1.0 million gain (pre-tax gain of $1.6 million) from the January 19, 2007 sale of Western Security Bank's Lewistown branch, a requirement imposed by bank regulators to complete the acquisition of Citizens Development Company ("CDC"). Also, included in the first three quarters' earnings is approximately $500 thousand of non-recurring expenses and costs associated with the January 26, 2007 merger of three of the five CDC subsidiaries into Glacier Bancorp, Inc.'s subsidiaries. Effective with its acquisition on April 30, 2007, North Side was merged into 1st Bank, Glacier Bancorp, Inc.'s subsidiary bank in Evanston, Wyoming. On June 21, 2007, the remaining two CDC subsidiaries, i.e., First National Bank of Lewistown and Western Bank of Chinook, merged to become First Bank of Montana. During the second quarter of 2007, each of the combining CDC bank's operating systems and First National Bank of Morgan's operating systems were converted to the core operating system used by the Company's subsidiaries.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                     Nine months ended September 30,
                                                -----------------------------------------
                                                  2007       2006     $ change   % change
                                                --------   --------   --------   --------
Interest income                                 $225,643   $179,777    $45,866      26%
Interest expense                                  90,373     66,838     23,535      35%
                                                --------   --------    -------     ---
   Net interest income                           135,270    112,939     22,331      20%
Non-interest income
   Service charges, loan fees, and other fees     33,696     26,969      6,727      25%
   Gain on sale of loans                           9,953      7,952      2,001      25%
   Loss on sale of investments                        (8)        (3)        (5)    167%
   Other income                                    4,940      2,898      2,042      70%
                                                --------   --------    -------     ---
      Total non-interest income                   48,581     37,816     10,765      28%
                                                --------   --------    -------     ---
                                                $183,851   $150,755    $33,096      22%
                                                ========   ========    =======     ===
Tax equivalent net interest margin                  4.50%      4.39%
                                                ========   ========

Net Interest Income

Net interest income for the nine months increased $22.331 million, or 20 percent, over the same period in 2006. Total interest income increased $45.866 million, or 26 percent, while total interest expense increased $23.535 million, or 35 percent. The increase in interest expense is primarily attributable to the volume and rate increases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.50 percent which is an increase of 11 basis points over the 4.39 percent for 2006. The net interest margin calculation has been revised to account for intercompany elimination entries and previously reported net interest margins have been adjusted to reflect the change.

Non-interest Income

Total non-interest income increased $10.765 million, or 28 percent in 2007. Fee income for the first nine months of 2007 increased $6.727 million, or 25 percent, over the first nine months of 2006, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer product and services offered. Gain on sale of loans increased $2.001 million, or 25 percent, from the first nine months of last year. Loan origination volume in our markets, especially in the first half of 2007, was robust versus historical standards. Other income for the nine months increased $2.042 million, or 70 percent, over the same period in 2006. Such increase includes a gain of $1.6 million from the January 19, 2007 sale of Western Security Bank's Lewistown branch, a regulatory requirement imposed to complete the acquisition of CDC.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                             Nine months ended September 30,
                                        ----------------------------------------
                                          2007       2006    $ change   % change
                                        --------   -------   --------   --------
Compensation and employee benefits      $ 60,386   $47,042    $13,344      28%
Occupancy and equipment expense           14,110    10,797      3,313      31%
Outsourced data processing                 2,045     2,022         23       1%
Core deposit intangibles amortization      2,416     1,231      1,185      96%
Other expenses                            24,496    19,529      4,967      25%
                                        --------   -------    -------     ---
   Total non-interest expense           $103,453   $80,621    $22,832      28%
                                        ========   =======    =======     ===

Non-interest Expense

Non-interest expense increased by $22.832 million, or 28 percent, from the same nine months of 2006. Compensation and benefit expense increased $13.344 million, or 28 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of First National Bank of Morgan and CDC during 2006 and North Side in 2007, de novo branches, increased compensation, including production based commissions, and benefits, including health insurance, and overtime associated with the merger and operating systems conversions in the first half of 2007. The first nine months of 2007 included approximately $500,000 of non-recurring expenses and costs associated with the January 26, 2007 merger of three of the five CDC subsidiaries into the Company's subsidiaries. Occupancy and equipment expense increased $3.313 million, or 31 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $4.967 million, or 25 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income plus non-interest income) increased to 56 percent from 53 percent for the first nine months of 2006.

Allowance for Loan Loss and Non-Performing Assets

The provision for loan losses expense was $3.720 million for the first nine months of 2007, a decrease of $120 thousand, or 3 percent, from the same period in 2006. Charged-off loans during the nine months ended September 30, 2007 exceeded recovery of previously charged-off loans by $1 million.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2007, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

     There have not been any material changes to the Company's risk factors during the third quarter 2007.

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

                                        GLACIER BANCORP, INC.


November 5, 2007                        /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


November 5, 2007                        /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO