Form 10-K
period 2007-12-31
GLACIER BANCORP INC
filed 2008-02-29
CIK 868671

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X  Yes ---

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):


 Large Accelerated Filer  X                Accelerated Filer
                         ---                                 ---

 Non-Accelerated Filer                     Smaller reporting company
                       ---                                          ---
   (Do not check if
 smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the Exchange Act).     Yes  X   No
                                  ---     ---

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 29, 2007 (the last business day of the most recent second quarter), was $1,045,878,258 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).

 As of February 11, 2008, there were issued and outstanding 53,888,926 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

 DOCUMENT INCORPORATED BY REFERENCE

 Portions of the 2008 Annual Meeting Proxy Statement dated March 28, 2008 are incorporated by reference into Part III of this Form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2007
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.
Item 1.     Business                                                           3
Item 1a     Risk Factors                                                      23
Item 1b     Unresolved Staff Comments                                         24
Item 2.     Properties                                                        24
Item 3.     Legal Proceedings                                                 25
Item 4.     Submission of Matter to a Vote of Security Holders                25

PART II.
Item 5.     Market for the Registrant's Common Equity, Related Stockholder
               Matters, and Issuer Purchase of Equity Securities              25
Item 6.     Selected Financial Data                                           26
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            28
Item 7a.    Quantitative and Qualitative Disclosure about Market Risk         38
Item 8.     Financial Statements and Supplementary Data                       38
Item 9.     Changes in and Disagreements with Accountants in Accounting
               and Financial Disclosures                                      77
Item 9a.    Controls and Procedures                                           77
Item 9b.    Other Information                                                 78

PART III.
Item 10.    Directors and Executive Officers and Corporate Governance         78
Item 11.    Executive Compensation                                            78
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     78
Item 13.    Certain Relationships and Related Transactions, and Director
               Independence                                                   78
Item 14     Principal Accountant Fees and Services                            79

PART IV.
Item 15.    Exhibits and Financial Statement Schedules                        79

                                     PART I.

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," and "anticipate" and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, regional and national economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its strategy to grow its business through internal growth complimented by selective acquisitions at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) deterioration of credit quality that could, among other things, increase defaults and delinquency risks in the loan portfolio; (4) a continued decline in the real estate market and other factors listed under Risk Factors in Item 1A could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated; (5) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (6) costs or difficulties related to the integration of acquisitions are greater than expected; (7) competitive pressure among financial institutions increases significantly; (8) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (9) the Company's ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 94 banking offices in Montana, Idaho, Wyoming, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company is the parent holding company of the following fifteen subsidiaries which consists of eleven bank subsidiaries and four trust subsidiaries. The trust subsidiaries are not consolidated for financial statement purposes.

                                Bank Subsidiaries

                       Montana                                      Idaho
               Glacier Bank ("Glacier")              Mountain West Bank ("Mountain West")
First Security Bank of Missoula ("First Security")   Citizens Community Bank ("Citizens")
         Western Security Bank ("Western")
         Big Sky Western Bank ("Big Sky")
         Valley Bank of Helena ("Valley")
     Glacier Bank of Whitefish ("Whitefish")
     First Bank of Montana ("First Bank-MT")

                       Wyoming                                      Utah
                 1st Bank ("1st Bank")               First National Bank of Morgan ("Morgan")

                               Trust Subsidiaries
                  Glacier Capital Trust II ("Glacier Trust II")
                 Glacier Capital Trust III ("Glacier Trust III")
                  Glacier Capital Trust IV ("Glacier Trust IV")
              Citizens (ID) Statutory Trust I ("Citizens Trust I")

The Company formed or acquired Glacier Trust IV, Glacier Trust III, Citizens Trust I, and Glacier Trust II as financing subsidiaries on August 15, 2006, January 31, 2006, April 1, 2005, and March 24, 2004, respectively. The trusts issued preferred securities that entitle the shareholder to receive cumulative cash distributions from payments on Subordinated Debentures of the Company. For additional information regarding the Subordinated Debentures, see Note 10 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On April 30, 2007, North Side State Bank in Rock Springs, Wyoming was acquired and became a branch of 1st Bank. On October 1, 2006, Citizens Development Company ("CDC") and its five banking subsidiaries located across Montana were acquired by the Company. On September 1, 2006, Morgan and its one branch office in Mountain Green, Utah was acquired. On October 31, 2005, First State Bank of Thompson Falls, Montana was acquired and its two branches were merged into First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary bank Citizens Community Bank in Pocatello, Idaho were acquired. On February 28, 2005, First National Bank-West Co. and its subsidiary bank 1st Bank in Evanston, Wyoming were acquired.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each subsidiary bank's deposit accounts. All subsidiary banks are members of the Federal Home Loan Bank ("FHLB") of Seattle, which is one of twelve banks which comprise the Federal Home Loan Bank System. All subsidiaries, with the exception of Mountain West and Citizens are members of the Federal Reserve Bank ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2007

The following is a list of the Parent and subsidiary bank main office locations as of December 31, 2007. See "Item 2. Properties."

Glacier Bancorp, Inc.   49 Commons Loop, Kalispell, MT 59901             (406) 756-4200
Mountain West           125 Ironwood Drive, Coeur d'Alene, Idaho 83814   (208) 765-0284
Glacier                 202 Main Street, Kalispell, MT 59901             (406) 756-4200
First Security          1704 Dearborn, Missoula, MT 59801                (406) 728-3115
Western                 2812 1st Avenue North, Billings, MT 59101        (406) 371-8200
1st Bank                1001 Main Street, Evanston, WY 82930             (307) 789-3864
Big Sky                 4150 Valley Commons, Bozeman, MT, 59718          (406) 587-2922
Valley                  3030 North Montana Avenue, Helena, MT 59601      (406) 495-2400
Whitefish               319 East Second Street, Whitefish, MT 59937      (406) 751-4930
Citizens                280 South Arthur, Pocatello, ID 83204            (208) 232-5373
First Bank -MT          224 West Main, Lewistown, MT 59457               (406) 538-7471
Morgan                  120 North State, Morgan, UT 84050                (801) 829-3402

                      FINANCIAL INFORMATION ABOUT SEGMENTS

The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2007:

                                          |------------------------|
                                          | Glacier Bancorp, Inc.  |
                                          |(Parent Holding Company)|
                                          |------------------------|
                                                      |
|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|  Mountain West Bank   | |       Glacier Bank      | | |  First Security Bank | |  Western Security Bank  |
| (ID Commercial bank)  | |   (MT Commercial bank)  | | |      of Missoula     | |  (MT Commercial bank)   |
|                       | |                         | | | (MT Commercial bank) | |                         |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|       1st Bank        | |         Big Sky         | | |      Valley Bank     | |       Glacier Bank      |
| (WY Commercial bank)  | |      Western Bank       | | |       of Helena      | |       of Whitefish      |
|                       | |    (MT Commercial)      | | | (MT Commercial bank) | |   (MT Commercial bank)  |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | | ---------------------| |-------------------------|
|Citizens Community Bank| |  First Bank of Montana  | | |  First National Bank | |                         |
| (ID Commercial bank)  | |   (MT Commercial bank)  | | |       of Morgan      | |Glacier Capital Trust II |
|                       | |                         | | | (UT Commercial bank) | |                         |
|-----------------------| |-------------------------| | |----------------------| |-------------------------|
                                                      |
             |-------------------------| |-------------------------| |--------------------------------|
             |Glacier Capital Trust III| |Glacier Capital Trust IV | |Citizens (ID) Statutory Trust I |
             |-------------------------| |-------------------------| |--------------------------------|

The five subsidiaries acquired as result of the acquisition of CDC include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 21, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank-MT. As a result of the CDC mergers into the Company subsidiaries, the financial reporting activity for the year ended December 31, 2006 has been reclassified to and included in the Company subsidiary into which each CDC bank was merged, unless otherwise noted.

For information regarding the holding company, as separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and Note 16 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The business of the Company's banking subsidiaries (collectively referred to hereafter as the "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, installment and other loans. The Banks' principal sources of revenue are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal sources of expenses are interest on deposits, FHLB advances, repurchase agreements, subordinated debentures, and other borrowings, as well as general and administrative expenses.

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

                                             Mountain West                       Glacier                     First Security
                                  --------------------------------   ------------------------------   -----------------------------
     (Dollars in thousands)          2007        2006       2005       2007       2006       2005       2007       2006      2005
                                  ---------    -------    -------    -------    -------    -------    -------    -------    -------
Condensed Income Statements
Net interest income                  41,115     36,133     29,607     33,008     29,721     26,508     32,674     30,366     24,839
Noninterest income                   19,861     16,442     15,812     11,540     10,203      9,136      6,844      5,351      3,990
                                  ---------    -------    -------    -------    -------    -------    -------    -------     ------
Total revenues                       60,976     52,575     45,419     44,548     39,924     35,644     39,518     35,717     28,829
Provision for loan losses            (2,225)    (1,500)    (1,897)    (1,400)      (900)    (1,500)    (1,100)      (600)      (630)
Core deposit intangible expense        (208)      (219)      (214)      (415)      (286)      (252)      (554)      (383)      (202)
Other noninterest expense           (36,745)   (31,057)   (26,006)   (20,805)   (18,061)   (16,016)   (17,295)   (15,149)   (11,141)
                                  ---------    -------    -------    -------    -------    -------    -------    -------     ------
Pretax earnings                      21,798     19,799     17,302     21,928     20,677     17,876     20,569     19,585     16,856
Income tax expense                   (7,701)    (6,163)    (5,886)    (7,642)    (7,040)    (6,096)    (7,027)    (6,303)    (5,505)
                                  ---------    -------    -------    -------    -------    -------    -------    -------     ------
Net income                           14,097     13,636     11,416     14,286     13,637     11,780     13,542     13,282     11,351
                                  =========    =======    =======    =======    =======    =======    =======    =======     ======
Average Balance Sheet Data
Total assets                        966,955    843,438    706,711    842,306    752,013    678,782    812,554    761,947    641,311
Total loans                         774,784    634,745    473,639    645,997    538,696    442,151    550,179    503,415    366,927
Total deposits                      693,768    622,937    504,063    497,757    463,339    398,969    553,923    490,277    367,375
Stockholders' equity                109,378     89,651     74,357     92,962     77,044     67,513    107,503     91,023     63,231

End of Year Balance Sheet Data
Total assets                      1,038,294    918,985    779,538    903,440    801,792    731,468    792,882    829,796    769,094
Loans, net                          836,426    701,390    544,429    708,208    598,609    462,761    548,682    537,382    453,814
Total deposits                      666,330    693,323    558,280    473,594    491,361    424,739    533,260    547,711    476,253
Stockholders' equity                114,538     98,954     80,008     96,252     87,844     69,257    109,320    102,912     83,447

Performance Ratios
Return on average assets               1.46%      1.62%      1.62%      1.70%      1.81%      1.74%      1.67%      1.74%      1.77%
Return on average equity              12.89%     15.21%     15.35%     15.37%     17.70%     17.45%     12.60%     14.59%     17.95%
Efficiency ratio                      60.60%     59.49%     57.73%     47.63%     45.95%     45.64%     45.17%     43.49%     39.35%

Regulatory Capital Ratios &
Other
Tier I risk-based capital ratio       10.45%     10.39%      9.43%     10.75%     11.12%     11.76%     13.67%     13.58%     13.25%
Total risk-based capital ratio        11.67%     11.56%     10.63%     11.92%     12.27%     12.95%     14.92%     14.84%     14.50%
Leverage capital ratio                 9.01%      8.52%      7.38%      9.62%      9.43%      9.34%     11.11%     10.47%     10.06%
Full time equivalent employees          354        304        268        221        198        189        181        162        166
Locations                                30         25         22         14         15         11         12         13         11

                                              Western                         1st Bank                          Big Sky
                                  ------------------------------   ------------------------------   -----------------------------
    (Dollars in thousands)         2007       2006       2005       2007       2006       2005       2007       2006        2005
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Condensed Income Statements
Net interest income                19,069     16,299     14,522     16,861     11,525      8,179     12,610     12,054     11,540
Noninterest income                  8,792      5,645      3,966      3,399      2,939      2,340      3,583      2,781      2,475
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Total revenues                     27,861     21,944     18,488     20,260     14,464     10,519     16,193     14,835     14,015
Provision for loan losses              --         --         --       (585)      (300)      (251)      (645)      (305)      (965)
Core deposit intangible expense      (675)      (329)      (224)      (531)      (408)      (371)       (23)       (23)       (26)
Other noninterest expense         (15,972)   (11,748)    (9,741)   (10,490)    (8,153)    (5,636)    (7,220)    (6,561)    (5,509)
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Pretax earnings                    11,214      9,867      8,523      8,654      5,603      4,261      8,305      7,946      7,515
Income tax expense                 (4,129)    (1,797)    (2,488)    (3,157)    (2,358)    (1,401)    (3,144)    (2,703)    (2,819)
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Net income                          7,085      8,070      6,035      5,497      3,245      2,860      5,161      5,243      4,696
                                  =======    =======    =======    =======    =======    =======    =======    =======     ======
Average Balance Sheet Data
Total assets                      544,888    467,996    440,771    416,012    305,340    235,200    286,537    274,077    263,479
Total loans                       322,845    274,394    224,213    207,429    133,541     85,723    239,919    216,530    195,547
Total deposits                    373,682    297,780    222,765    333,524    237,589    189,723    215,784    201,930    164,687
Stockholders' equity               85,581     58,869     50,054     59,476     42,308     34,932     33,833     29,259     23,725

End of Year Balance Sheet Data
Total assets                      508,729    591,378    431,640    456,273    324,560    304,196    315,885    274,888    267,402
Loans, net                        321,533    364,899    231,817    246,478    152,197    111,682    262,934    218,482    203,869
Total deposits                    345,273    395,245    269,494    365,906    255,834    244,336    215,771    223,605    191,040
Stockholders' equity               83,226     82,764     49,458     67,003     43,911     41,577     35,406     31,282     26,581

Performance Ratios
Return on average assets             1.30%      1.72%      1.37%      1.32%      1.06%      1.22%      1.80%      1.91%      1.78%
Return on average equity             8.28%     13.71%     12.06%      9.24%      7.67%      8.19%     15.25%     17.92%     19.79%
Efficiency ratio                    59.75%     55.04%     53.90%     54.40%     59.19%     57.11%     44.73%     44.38%     39.49%

Regulatory Capital Ratios &
Other
Tier I risk-based capital ratio     14.22%     15.12%     14.97%     11.27%     10.24%     11.59%     11.04%     11.50%     10.10%
Total risk-based capital ratio      15.48%     16.39%     16.22%     12.50%     11.49%     12.85%     12.29%     12.75%     11.36%
Leverage capital ratio              11.18%     11.55%     10.36%      7.41%      6.50%      6.28%     11.17%     10.76%      9.24%
Full time equivalent employees        161        115        112        127         94         87         82         78         68
Locations                               8         11          7          8          7          7          5          5          4

                                              Valley                          Whitefish                        Citizens
                                  ------------------------------   ------------------------------   -----------------------------
     (Dollars in thousands)         2007       2006       2005       2007       2006       2005       2007       2006       2005
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Condensed Income Statements
Net interest income                10,680      9,893      9,444      7,262      6,958      6,527      7,532      8,247      5,013
Noninterest income                  4,655      3,938      3,509      1,933      1,654      1,916      2,550      2,161      1,902
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Total revenues                     15,335     13,831     12,953      9,195      8,612      8,443     10,082     10,408      6,915
Provision for loan losses            (405)      (485)      (375)      (180)      (180)      (300)       (75)      (900)      (105)
Core deposit intangible expense       (42)       (43)       (48)        --         --         --       (146)      (164)      (133)
Other noninterest expense          (8,222)    (7,649)    (6,787)    (4,426)    (4,003)    (3,428)    (6,102)    (5,898)    (4,052)
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Pretax earnings                     6,666      5,654      5,743      4,589      4,429      4,715      3,759      3,446      2,625
Income tax (expense) benefit       (1,955)    (1,626)    (1,783)    (1,652)    (1,476)    (1,698)    (1,403)    (1,507)    (1,022)
                                  -------    -------    -------    -------    -------    -------    -------    -------    -------
Net income                          4,711      4,028      3,960      2,937      2,953      3,017      2,356      1,939      1,603
                                  =======    =======    =======    =======    =======    =======    =======    =======     ======
Average Balance Sheet Data
Total assets                      277,076    261,959    245,486    190,114    182,595    167,704    178,994    159,576    102,341
Total loans                       191,494    167,735    135,394    151,708    138,884    115,030    134,353    130,232     78,831
Total deposits                    189,547    185,475    160,948    113,112    125,640     90,212    137,861    120,464     80,939
Stockholders' equity               25,951     23,166     21,201     18,229     15,967     14,763     26,888     24,420     16,977

End of Year Balance Sheet Data
Total assets                      282,643    269,442    254,437    197,672    187,704    174,069    182,769    172,517    144,161
Loans, net                        195,682    177,507    151,204    155,045    142,480    125,512    131,988    137,779    113,222
Total deposits                    187,657    183,233    174,059    105,596    121,100    112,790    139,228    128,317    110,023
Stockholders' equity               27,323     24,247     21,809     18,995     16,918     14,847     27,808     25,549     23,029

Performance Ratios
Return on average assets             1.70%      1.54%      1.61%      1.54%      1.62%      1.80%      1.32%      1.22%      1.57%
Return on average equity            18.15%     17.39%     18.68%     16.11%     18.49%     20.44%      8.76%      7.94%      9.44%
Efficiency ratio                    53.89%     55.61%     52.77%     48.13%     46.48%     40.60%     61.97%     58.24%     60.52%

Regulatory Capital Ratios &
Other
Tier I risk-based capital ratio     11.68%     11.21%     11.56%     10.96%     11.50%     10.06%     11.92%     10.53%     10.35%
Total risk-based capital ratio      12.93%     12.46%     12.79%     12.12%     12.75%     11.21%     13.17%     11.78%     11.60%
Leverage capital ratio               9.03%      8.14%      8.00%      9.63%      8.97%      8.44%     10.10%      9.81%      9.51%
Full time equivalent employees         80         77         71         53         43         40         61         55         51
Locations                               6          6          6          2          2          2          5          5          5

                                         First Bank-MT                        Morgan                           Other
                                  ------------------------------   ----------------------------   --------------------------------
     (Dollars in thousands)         2007       2006       2005       2007       2006      2005       2007       2006        2005
                                  -------    -------    -------    -------    ------    ------    --------    --------    --------
Condensed Income Statements
Net interest income                 6,308      1,580        --      3,274      1,090        --      (6,924)     (5,578)     (6,172)
Noninterest income                    736        200        --        813        318        --         112         210        (420)
                                  -------    -------    ------     ------     ------    ------     -------     -------     -------
Total revenues                      7,044      1,780        --      4,087      1,408        --      (6,812)     (5,368)     (6,592)
Provision for loan losses             (20)      --          --        (45)       (22)       --          --          --          --
Core deposit intangible expense      (451)      (115)       --       (157)       (54)       --          --          --          --
Other noninterest expense          (3,426)      (691)       --     (2,525)      (651)       --      (1,487)       (905)     (1,140)
                                  -------    -------    ------     ------     ------    ------     -------     -------     -------
Pretax earnings                     3,147        974        --      1,360        681        --      (8,299)     (6,273)     (7,732)
Income tax (expense) benefit       (1,395)      (334)       --       (325)      (248)       --       4,443         298       3,387
                                  -------    -------    ------     ------     ------    ------     -------     -------     -------
Net income                          1,752        640        --      1,035        433        --      (3,856)     (5,975)     (4,345)
                                  =======    =======    ======     ======     ======    ======     =======     =======     =======
Average Balance Sheet Data
Total assets                      142,401     36,768        --     94,437     31,734        --    (146,192)    (62,355)    (30,122)
Total loans                        98,402     23,860        --     47,972     15,028        --      (4,755)     (4,535)     (3,414)
Total deposits                    107,491     29,487        --     72,776     24,729        --     (23,470)    (20,017)    (19,747)
Stockholders' equity               26,557      6,202        --     20,466      6,873        --    (110,431)    (82,687)    (69,429)

End of Year Balance Sheet Data
Total assets                      149,483    148,097        --     95,054     95,991        --    (105,794)   (143,852)   (147,030)
Loans, net                         98,897     90,595        --     52,322     45,302        --      (1,073)     (1,098)     (1,123)
Total deposits                    113,692    116,512        --     73,375     75,348        --     (35,204)    (24,056)    (26,302)
Stockholders' equity               26,941     25,766        --     20,520     20,308        --     (98,756)   (104,312)    (76,774)

Performance Ratios
Return on average assets             1.23%      1.74%     0.00%      1.10%      1.36%     0.00%
Return on average equity             6.60%     10.32%     0.00%      5.06%      6.30%     0.00%
Efficiency ratio                    55.04%     45.28%     0.00%     65.62%     50.07%     0.00%

Regulatory Capital Ratios &
Other
Tier I risk-based capital ratio     10.79%     10.88%     0.00%     14.10%     15.63%     0.00%
Total risk-based capital ratio      12.04%     12.14%     0.00%     15.35%     16.88%     0.00%
Leverage capital ratio               9.26%      9.01%     0.00%     10.41%     10.29%     0.00%
Full time equivalent employees         35        122         0         26         23         0          99          85          73
Locations                               2          2         0          2          2         0

                                                 Consolidation
                                    -----------------------------------
(Dollars in thousands)                  2007         2006         2005
                                    ---------    ---------    ---------
Condensed Income Statements
Net interest income                   183,469      158,288      130,007
Noninterest income                     64,818       51,842       44,626
                                    ---------    ---------    ---------
Total revenues                        248,287      210,130      174,633
Provision for loan losses              (6,680)      (5,192)      (6,023)
Core deposit intangible expense        (3,202)      (2,024)      (1,470)
Other noninterest expense            (134,715)    (110,526)     (89,456)
                                    ---------    ---------    ---------
Pretax earnings                       103,690       92,388       77,684
Income tax (expense) benefit          (35,087)     (31,257)     (25,311)
                                    ---------    ---------    ---------
Net income                             68,603       61,131       52,373
                                    =========    =========    =========

Average Balance Sheet Data
Total assets                        4,606,082    4,015,088    3,451,663
Total loans                         3,360,327    2,772,525    2,114,041
Total deposits                      3,265,755    2,779,630    2,159,934
Stockholders' equity                  496,393      382,095      297,324

End of Year Balance Sheet Data
Total assets                        4,817,330    4,471,298    3,708,975
Loans, net                          3,557,122    3,165,524    2,397,187
Total deposits                      3,184,478    3,207,533    2,534,712
Stockholders' equity                  528,576      456,143      333,239

Performance Ratios
Return on average assets                 1.49%        1.52%        1.52%
Return on average equity                13.82%       16.00%       17.62%
Efficiency ratio                        55.55%       53.56%       52.07%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio         12.17%       12.10%       12.00%
Total risk-based capital ratio          13.42%       13.35%       13.26%
Leverage capital ratio                  10.48%        9.77%        9.17%
Full time equivalent employees           1480         1356         1125
Locations                                  94           93           75

INTERNET ACCESS

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.glacierbancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the Securities and Exchange Commission ("SEC"). Copies can also be obtained by accessing the SEC's website (www.sec.gov).

MARKET AREA

The Company has 94 locations, of which 9 are loan/admin offices, in thirty-one counties within five states including Montana, Idaho, Wyoming, Utah, and Washington. The Company has forty-six offices that serve northwest and west central Montana. In Idaho, there are twenty-two locations serving southeast, northern and south central Idaho. In Wyoming, there are eight locations concentrated in southwest Wyoming. In Utah there are four locations. In Washington, there are three locations.

The market area's economic base primarily focuses on tourism, construction, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, large lakes, and rural scenic areas. Construction results from the high population growth that has occurred in the market areas, in particular Idaho and western Montana.

COMPETITION

Based on the FDIC summary of deposits survey as of June 30, 2007, the Company has approximately 20 percent of the total FDIC insured deposits in the thirteen counties that it services in Montana. In Idaho, the Company has approximately 6 percent of the deposits in the nine counties that it services. In Wyoming, 1st Bank has 25 percent of the deposits in the three counties it services. In Utah, the Company has 13 percent of the deposits in the three counties it services. In Washington, Mountain West has 61 percent of the deposits in Pend Oreille County.

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

AVERAGE BALANCE SHEET

                                    For the year ended 12-31-07     For the year ended 12-31-06    For the year ended 12-31-05
                                  ------------------------------  ------------------------------  -------------------------------
                                               Interest  Average               Interest  Average              Interest   Average
                                   Average       and     Yield/     Average      and      Yield/   Average       and      Yield/
(Dollars in Thousands)             Balance    Dividends   Rate      Balance   Dividends    Rate    Balance    Dividends    Rate
                                  ----------  ---------  -------  ----------  ---------  -------  ----------  ---------  -------
ASSETS
  Residential First Mortgage      $  798,841    59,664     7.47%  $  702,530     52,219    7.43%  $  508,105     34,506    6.79%
  Commercial Loans                 1,957,252   157,644     8.05%   1,550,481    119,215    7.69%   1,188,925     81,359    6.84%
  Consumer and Other Loans           604,234    48,105     7.96%     519,514     40,284    7.75%     417,011     28,696    6.88%
                                  ----------   -------            ----------    -------           ----------    -------
   Total Loans                     3,360,327   265,413     7.90%   2,772,525    211,718    7.64%   2,114,041    144,561    6.84%
  Tax-exempt Investment
      Securities (1)                 272,042    13,427     4.94%     282,883     13,901    4.91%     283,031     13,867    4.90%
  Taxable Investment Securities      574,913    25,920     4.51%     652,176     27,707    4.25%     806,143     31,557    3.91%
                                  ----------   -------            ----------    -------           ----------    -------
   Total Earning Assets            4,207,282   304,760     7.24%   3,707,584    253,326    6.83%   3,203,215    189,985    5.93%
                                               -------                          -------                         -------
  Goodwill and Intangibles           149,934                         102,789                          73,640
  Non-Earning Assets                 248,866                         204,715                         174,808
                                  ----------                      ----------                      ----------
   TOTAL ASSETS                   $4,606,082                      $4,015,088                      $3,451,663
                                  ==========                      ==========                      ==========

LIABILITIES
  NOW Accounts                    $  461,341     4,708     1.02%   $ 389,042      2,976    0.77%   $ 317,334        889    0.28%
  Savings Accounts                   268,175     2,679     1.00%     243,333      2,336    0.96%     209,004      1,130    0.54%
  Money Market Demand Accounts       754,995    27,248     3.61%     584,467     18,043    3.09%     483,423      7,552    1.56%
  Certificate Accounts             1,000,797    46,824     4.68%     860,092     34,792    4.05%     567,818     16,134    2.84%
  Advances from FHLB                 382,243    18,897     4.94%     487,112     20,460    4.20%     673,904     21,489    3.19%
  Securities Sold Under
    agreements to Reprchase
    and Other Borrowed Funds         412,237    20,935     5.08%     329,787     16,431    4.98%     287,991     12,784    4.44%
                                  ----------   -------            ----------    -------           ----------    -------
   Total Interest Bearing
     Liabilities                   3,279,788   121,291     3.70%   2,893,833     95,038    3.28%   2,539,474     59,978    2.36%
                                               -------                          -------                         -------
   Non-interest Bearing Deposits     781,447                         702,696                         582,355
   Other Liabilities                  48,454                          36,464                          32,510
                                  ----------                      ----------                      ----------
   Total Liabilities               4,109,689                       3,632,993                       3,154,339
                                  ----------                      ----------                      ----------

STOCKHOLDERS' EQUITY
  Common Stock                           532                             497                             469
  Paid-In Capital                    361,003                         291,015                         239,907
  Retained Earnings                  132,352                          90,624                          53,062
  Accumulated Other
   Comprehensive Income (Loss)         2,506                             (41)                          3,886
                                  ----------                      ----------                      ----------
   Total Stockholders' Equity        496,393                         382,095                         297,324
                                  ----------                      ----------                      ----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $4,606,082                      $4,015,088                      $3,451,663
                                  ==========                      ==========                      ==========
  NET INTEREST INCOME                         $183,469                         $158,288                        $130,007
                                              ========                         ========                        ========
  NET INTEREST SPREAD                                      3.54%                           3.55%                           3.57%
  NET INTEREST MARGIN                                      4.36%                           4.27%                           4.06%
  NET INTEREST MARGIN (TAX
    EQUIVALENT)                                            4.50%                           4.44%                           4.25%
  RETURN ON AVERAGE ASSETS (2)                             1.49%                           1.52%                           1.52%
  RETURN ON AVERAGE EQUITY (3)                            13.82%                          16.00%                          17.62%

(1) Without tax effect on non-taxable securities income of 5,944, 6,154 and 6,189 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

                            Years Ended December 31,      Years Ended December 31,
                                  2007 vs. 2006                2006 vs. 2005
                           Increase (Decrease) due to:   Increase (Decrease) due to:
                          ----------------------------  ----------------------------
(dollars in thousands)     Volume     Rate      Net      Volume     Rate      Net
                          -------   -------   -------   -------   -------   --------
INTEREST INCOME
Real Estate Loans         $ 7,159   $   286   $ 7,445   $13,203   $ 4,510   $17,713
Commercial Loans           31,276     7,153    38,429    24,742    13,114    37,856
Consumer and Other Loans    6,570     1,251     7,821     7,054     4,534    11,588
Investment Securities      (3,920)    1,659    (2,261)   (6,428)    2,612    (3,816)
                          -------   -------   -------   -------   -------   -------
  Total Interest Income    41,085    10,349    51,434    38,571    24,770    63,341
                          =======   =======   =======   =======   =======   =======
INTEREST EXPENSE
NOW Accounts                  553     1,179     1,732       201     1,886     2,087
Savings Accounts              238       105       343       186     1,019     1,205
Money Market Accounts       5,264     3,941     9,205     1,578     8,912    10,490
Certificate Accounts        5,692     6,340    12,032     8,305    10,355    18,660
FHLB Advances              (4,405)    2,842    (1,563)   (5,956)    4,927    (1,029)
Other Borrowings and
  Repurchase Agreements     4,109       395     4,504     1,854     1,793     3,647
                          -------   -------   -------   -------   -------   -------
  Total Interest Expense   11,451    14,802    26,253     6,168    28,892    35,060
                          -------   -------   -------   -------   -------   -------
NET INTEREST INCOME       $29,634   $(4,453)  $25,181   $32,403   $(4,122)  $28,281
                          =======   =======   =======   =======   =======   =======

Net interest income increased $25 million in 2007 over 2006. The increase was primarily due to increases in loan volumes and loan rates which combined outpaced the increase in deposit and borrowing rates. For additional information see "Item 7 - Management's Discussion and Analysis".

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

The Company uses the federal statutory rate of 35 percent in calculating its tax equivalent yield. Approximately $270 million of the investment portfolio is comprised of tax exempt investments which is a decrease of $24 million from the prior year.

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

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

(dollars in thousands)

                                  At                    At                    At                    At                    At
                             12/31/2007            12/31/2006            12/31/2005            12/31/2004            12/31/2003
                       --------------------  --------------------  --------------------  --------------------  --------------------
    TYPE OF LOAN          Amount    Percent     Amount    Percent     Amount    Percent    Amount     Percent     Amount    Percent
    ------------       -----------  -------  -----------  -------  -----------  -------  -----------  -------  -----------  -------
REAL ESTATE LOANS:
 Residential first
    mortgage           $  689,238    19.38%  $  758,921    23.97%  $  589,260    24.58%  $  382,750    22.49%  $  305,372    21.35%
 Held for sale         $   40,123     1.13%  $   35,135     1.11%  $   22,540     0.94%  $   14,476     0.85%  $   16,973     1.19%
                       ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------
  Total                $  729,361    20.51%  $  794,056    25.08%  $  611,800    25.52%  $  397,226    23.34%  $  322,345    22.54%
                       ==========   ======   ==========   ======   ==========   ======   ==========   ======   ==========   ======

COMMERCIAL LOANS:
 Real estate           $1,617,076    45.46%  $1,165,617    36.83%  $  935,460    39.02%  $  639,732    37.60%  $  483,684    33.82%
 Other commercial      $  636,351    17.89%  $  691,667    21.85%  $  425,236    17.74%  $  353,305    20.76%  $  359,030    25.10%
                       ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------
  Total                $2,253,427    63.35%  $1,857,284    58.68%  $1,360,696    56.76%  $  993,037    58.36%  $  842,714    58.92%
                       ==========   ======   ==========   ======   ==========   ======   ==========   ======   ==========   ======

CONSUMER AND OTHER
 LOANS:
 Consumer              $  206,724     5.81%  $  218,640     6.91%  $  175,503     7.32%  $   95,663     5.62%  $   95,739     6.69%
 Home equity           $  432,217    12.15%  $  356,477    11.26%  $  295,992    12.35%  $  248,684    14.61%  $  199,693    13.96%
                       ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------
  Total                $  638,941    17.96%  $  575,117    18.17%  $  471,495    19.67%  $  344,347    20.23%  $  295,432    20.65%
                       ==========   ======   ==========   ======   ==========   ======   ==========   ======   ==========   ======
 Net deferred loan
  fees, premiums
  and discounts          ($10,194)   -0.29%    ($11,674)   -0.37%    ($ 8,149)   -0.34%    ($ 6,313)   -0.37%    ($ 6,136)   -0.43%
 Allowance for loan
  and lease losses       ($54,413)   -1.53%    ($49,259)   -1.56%    ($38,655)   -1.61%    ($26,492)   -1.56%    ($23,990)   -1.68%
                       ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------
LOANS RECEIVABLE, NET  $3,557,122   100.00%  $3,165,524   100.00%  $2,397,187   100.00%  $1,701,805   100.00%  $1,430,365   100.00%
                       ==========   ======   ==========   ======   ==========   ======   ==========   ======   ==========   ======

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2007 was as follows:

          (dollars in thousands)          Real Estate   Commercial   Consumer    Totals
          ----------------------          -----------   ----------   --------   ---------
Variable Rate Maturing or Repricing in:
  One year or less                         $ 236,701       892,892    199,675   1,329,268
  One to five years                          109,228       533,225     57,080     699,533
  Thereafter                                   5,072        50,703        122      55,897
Fixed Rate Maturing or Repricing in:
  One year or less                           211,959       362,179    139,735     713,873
  One to five years                          127,934       335,226    230,441     693,601
  Thereafter                                  38,467        79,202     11,888     129,557
                                           ---------     ---------   --------   ---------
    Totals                                 $ 729,361     2,253,427    638,941   3,621,729
                                           =========     =========   ========   =========

REAL ESTATE LENDING

The Company's lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate. The Company actively solicits real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Company's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 90 percent of the lesser of the appraised value or purchase price or above 90 percent of the loan if insured by a private mortgage insurance company. The Company also provides interim construction financing for single-family dwellings. These loans are generally supported by a term take out commitment. The Company also makes lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot. These loans are generally for a term of three to five years and are secured by the developed lot.

LAND ACQUISITION AND DEVELOPMENT LOANS

Where real estate market conditions warrant, the Company makes land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of resale appraisal value upon completion of the improvements. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally it is required a certain percentage of the development be pre-sold or that construction and term take out commitments are in place prior to funding the loan.

The combined total of lot acquisition loans to borrowers who intend to construct a primary residence on the lot, and other construction and land acquisition and development loans is $1,020 million and represents 28.3 percent of the total loans as of December 31, 2007. The December 31, 2006 total was $789 million, or
24.5 percent of total loans. Increases incurred in each subsidiary with the largest amounts outstanding centered in the high growth areas of Western Montana, and Couer d'Alene, Sandpoint, and Boise Idaho. The geographic dispersion, in addition to the normal credit standards described in the above paragraphs, further mitigates the risk of loss in this portfolio.

RESIDENTIAL BUILDER GUIDANCE LINES

For borrowers located in strong real estate markets, the Company provides Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a set number and maximum amount. Generally the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis.

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

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each subsidiary bank has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee for each bank has approval authority up to its respective Bank's Board of Directors loan approval authority. The Banks' Board of Directors approval authority is $2,000,000 at Morgan, 1st Bank, First Bank-MT, Big Sky, Citizens, and Valley and $3,500,000 at First Security, Glacier, Whitefish, Mountain West and Western. Loans over these limits up to $10,000,000 are subject to approval by the Executive Loan Committee consisting of the bank's senior loan officers and the Company's Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Company's Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of the bank.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed-rate loans during periods of rising rates. The sale of loans also allows the Company to make loans during periods when funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Company typically sells a majority of mortgage loans originated, with servicing released, retaining servicing only on loans sold to individual investors. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. As of December 31, 2007, loans serviced for others aggregated approximately $177 million. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company did not purchase loans outside the Company or originate loans outside the existing geographic area.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and .5 percent to 1.5 percent on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service.

NON-PERFORMING LOANS AND ASSET CLASSIFICATION

Loans are reviewed on a regular basis and are placed on a non-accrual status when the collection of the contractual principal or interest is unlikely. The Company typically places loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more unless the loan is well secured by collateral having realizable value sufficient to discharge the debt in full. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate repayment of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

                                              At         At         At         At         At
(dollars in thousands)                     12/31/07   12/31/06   12/31/05   12/31/04   12/31/03
                                           --------   --------   --------   --------   --------
NON-ACCRUAL LOANS:
  Mortgage loans                           $   934     $1,806     $  726     $  847    $ 1,129
  Commercial loans                           7,192      3,721      4,045      4,792      8,246
  Consumer loans                               434        538        481        311        687
                                           -------     ------     ------     ------    -------
    Total                                    8,560      6,065      5,252      5,950     10,062
                                           -------     ------     ------     ------    -------
4ACCRUING LOANS 90 DAYS OR MORE OVERDUE:

  Mortgage loans                               840        554      1,659        179        379
  Commercial loans                           1,216        638      2,199      1,067      1,798
  Consumer loans                               629        153        647        396        242
                                           -------     ------     ------     ------    -------
    Total                                    2,685      1,345      4,505      1,642      2,419
                                           -------     ------     ------     ------    -------
Real estate and other assets owned           2,043      1,484        332      2,016        587
                                           -------     ------     ------     ------    -------
TOTAL NON-PERFORMING LOANS AND REAL
  ESTATE AND OTHER ASSETS OWNED             13,288      8,894     10,089      9,608     13,068
                                           -------     ------     ------     ------    -------
  AS A PERCENTAGE OF TOTAL ASSETS             0.27%      0.19%      0.26%      0.32%      0.48%
                                           -------     ------     ------     ------    -------
Interest Income (1)                        $   683     $  462     $  359     $  372    $   665
                                           -------     ------     ------     ------    -------

(1) Amount of interest that would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of total assets at December 31, 2007 were ..27 percent versus .19 percent at the same time last year, which compares favorably to the Federal Reserve Bank Peer Group average of .67 percent at September 30, 2007, the most recent information available. The allowance for loan and lease losses was 409 percent of non-performing assets at December 31, 2007, down from 554 percent a year ago.

With the continuing change in loan mix from residential real estate to commercial and consumer loans, which historically have greater credit risk, the Company has increased the balance in the allowance for loan and lease losses account. The allowance balance has increased $5,154,000, or 10 percent, to $54,413,000, which is 1.51 percent of total loans outstanding, down from 1.53 percent of loans at December 31, 2006. Of the $5,154,000 increase, $639,000 is the result of loans acquired in the North Side acquisition.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans were $12,152,000 and $6,065,000 as of December 31, 2007 and 2006, respectively.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Allowance for Loan and Lease Losses ("ALLL") is maintained at a level that allows for the absorption of loan and lease losses known and inherent within the Banks' loan portfolios. The Company is committed to the early recognition of problem loans and to a strong conservative ALLL.

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise. Accordingly, the ALLL is maintained within a range of estimated losses. The adequacy of the ALLL is based on management's current judgment about the credit quality of the loan portfolio and considers all known relevant internal and external environmental factors that affect loan losses. An evaluation of the adequacy of the ALLL is conducted on a quarterly basis by the subsidiary banks. The evaluation is well documented and approved by each subsidiary bank's Board of Directors and reviewed by the Company's Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each subsidiary bank's Board of Directors and the Company's Board of Directors.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the bank's internal credit risk rating process, is necessary to support management's evaluation of adequacy of the ALLL. An independent loan review function verifying loan risk ratings evaluates the loan officer and management's evaluation about the credit quality of the loan portfolio. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within the Banks' loan portfolios. At the end of each quarter, the Banks analyze the loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with generally accepted accounting principles (GAAP) in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolios.

The Banks' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording real estate owned is charged to the allowance for loan and lease losses. Any subsequent write-downs are charged to current expense.

For additional information regarding the ALLL, its relation to the provision for loan and lease losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

LOAN LOSS EXPERIENCE

                                                      Years ended December 31,
                                         ------------------------------------------------
       (Dollars in Thousands)              2007       2006      2005     2004      2003
                                         --------   -------   -------   -------   -------
BALANCE AT BEGINNING OF PERIOD           $49,259    38,655    26,492    23,990    20,944
   CHARGE-OFFS:
     Residential real estate                (306)      (14)     (115)     (419)     (416)
     Commercial loans                     (2,367)   (1,187)     (744)   (1,150)     (912)
     Consumer loans                         (714)     (448)     (539)     (776)   (1,078)
                                         -------    ------    ------    ------    ------
       Total charge offs                 $(3,387)   (1,649)   (1,398)   (2,345)   (2,406)
                                         -------    ------    ------    ------    ------
   RECOVERIES:
     Residential real estate                 208       341        82       171       126
     Commercial loans                        656       331       414       120       274
     Consumer loans                          358       298       415       361       284
                                         -------    ------    ------    ------    ------
       Total recoveries                  $ 1,222       970       911       652       684
                                         -------    ------    ------    ------    ------
   CHARGE-OFFS, NET OF RECOVERIES         (2,165)     (679)     (487)   (1,693)   (1,722)
   Acquisitions (1)                          639     6,091     6,627         -       959
   PROVISION FOR LOAN LOSSES               6,680     5,192     6,023     4,195     3,809
                                         -------    ------    ------    ------    ------
BALANCE AT END OF PERIOD                 $54,413    49,259    38,655    26,492    23,990
                                         =======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding during the period      0.06%     0.02%     0.02%     0.10%     0.12%

(1) Acquisition of North Side in 2007, CDC and Morgan in 2006, First State Bank, Citizens and 1st Bank in 2005, and Pend Oreille Bank in 2003

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                 2007                  2006                  2005                  2004                  2003
                       --------------------- --------------------- --------------------- --------------------- ---------------------
                        Allowance   Percent    Allowance   Percent  Allowance    Percent   Allowance   Percent   Allowance   Percent
                           for        of         for         of        for         of        for         of        for         of
                         Loan and   loans in   Loan and   loans in   Loan and   loans in   Loan and   loans in   Loan and   loans in
(dollars in thousands) Lease Losses category Lease Losses category Lease Losses category Lease Losses category Lease Losses category
---------------------- ------------ -------- ------------ -------- ------------ -------- ------------ -------- ------------ --------
Residential first
  mortgage and loans
  held for sale           $ 4,755     20.2%      5,421      24.6%       4,318     25.0%      2,693      22.9%      2,147     21.8%
Commercial real
  estate                   23,010     44.6%     16,741      36.1%      14,370     38.3%      9,222      36.9%      7,464     33.2%
Other commercial           17,453     17.6%     18,361      21.5%      12,566     17.4%      9,836      20.3%      9,951     24.7%
Consumer and other
  loans                     9,195     17.6%      8,736      17.8%       7,401     19.3%      4,741      19.9%      4,428     20.3%
                          -------    -----      ------     -----      -------    -----      ------     -----      ------    -----
  Totals                  $54,413    100.0%     49,259     100.0%      38,655    100.0%     26,492     100.0%     23,990    100.0%
                          =======    =====      ======     =====      =======    =====      ======     =====      ======    =====

                                SOURCES OF FUNDS

GENERAL

Deposits are the most important source of the Banks' funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB of Seattle, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

"Item 7 - Management's Discussion and Analysis" contains information relating to changes in the overall deposit portfolio.

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificate of deposits accounts and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits $100,000 and greater, according to the time remaining to maturity. Included in the seven to twelve month maturity are $1,015,000 of brokered certificate of deposits, respectively.

                                Certificate    Demand
    (dollars in thousands)      of Deposits   Deposits      Totals
    ----------------------      -----------   ---------   -----------
Within three months .........    $ 115,862    1,264,566    1,380,428
Three months to six months ..       82,255           --       82,255
Seven months to twelve
  months.....................       97,646           --       97,646
Over twelve months ..........       55,229           --       55,229
                                 ---------    ---------    ---------
   Totals ...................    $ 350,992    1,264,566    1,615,558
                                 =========    =========    =========

For additional information, see "Item 7 - Management's Discussion & Analysis" and Note 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust II, Glacier Trust III, and Glacier Trust IV as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005. The trusts issued preferred securities that entitle the shareholder to receive cumulative cash distributions from payments on Subordinated Debentures of the Company. The Subordinated Debentures outstanding as of December 31, 2007 are $118,559,000. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As a member of the FHLB of Seattle, the Banks may borrow from such entity on the security of FHLB of Seattle stock which the Banks are required to own and certain of its mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's total assets or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of savings accounts and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All subsidiary banks are members of the FHLB of Seattle.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances and repurchase agreements:

                                         For the year ended December 31,
                                         -------------------------------
     (dollars in thousands)                 2007        2006       2005
                                         ---------   --------   --------
FHLB Advances
  Amount outstanding at end of period    $538,949    307,522    402,191
  Average balance ....................   $382,243    487,112    673,904
  Maximum outstanding at any
  month-end ..........................   $538,949    655,492    804,047
  Weighted average interest rate .....       4.94%      4.20%      3.19%
Repurchase Agreements:
  Amount outstanding at end of
  period .............................   $178,041    170,216    129,530
  Average balance ....................   $171,290    153,314    103,522
  Maximum outstanding at any
  month-end ..........................   $193,421    164,338    132,534
  Weighted average interest rate .....       4.35%      4.32%      2.85%

For additional information concerning the Company's advances and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                    EMPLOYEES

As of December 31, 2007, the Company employed 1,580 persons, 1,340 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan and employee stock options. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for detailed information regarding profit sharing plan costs and eligibility.

                           SUPERVISION AND REGULATION

INTRODUCTION

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Banks. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"), due to its ownership of the subsidiary banks listed below. Glacier, Whitefish, Valley, First Security, Big Sky, First Bank-MT and Western are Montana state-chartered banks and are members of the Federal Reserve System; Mountain West and Citizens are Idaho state-chartered non-Federal Reserve member FDIC insured banks; 1st Bank is a Wyoming state-chartered bank and is a member of the Federal Reserve System; and Morgan is a national bank.

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

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by the Company or Banks; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its Banks. This means that the Company is required to commit, as necessary, resources to support the Banks. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

THE SUBSIDIARIES

Glacier, Whitefish, Valley, First Security, Big Sky, First Bank-MT, and Western are subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division and the Federal Reserve as a result of their membership in the Federal Reserve System.

Mountain West and Citizens are subject to regulation by the Idaho Department of Finance and by the FDIC as state non-member commercial banks. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively. 1st Bank is a member of the Federal Reserve System and is subject to regulation and supervision by the Federal Reserve and also the Wyoming Division of Banking as a Wyoming state chartered commercial bank.

As a national banking association with a home office in Utah, Morgan is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and, to a certain extent, the Utah Department of Financial Institutions.

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

DEPOSIT INSURANCE

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Banks are required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

The principal source of the Company's cash is dividends received from the Banks, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State law and, in the case of Morgan, national banking laws and related OCC regulations, limits a bank's ability to pay dividends that are greater than a certain amount without approval of the applicable agency.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or its subsidiary banks is unclear at this time, and what effect such regulations would have cannot be predicted, but the Company and the subsidiary banks do not expect that their operations would be significantly impacted.

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

To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the Act's requirements and has found that such compliance, including compliance with
Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. The Company anticipates that it will continue to incur such additional expense in its ongoing compliance.

ANTI-TERRORISM LEGISLATION

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the "Patriot Act"). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended "sunset" provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks;
(ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on the Company's and the Subsidiary Bank's record keeping and reporting expenses, it is not likely that the renewal and amendment will have a material adverse effect on business or operations.

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

RECENT LEGISLATION

Financial Services Regulatory Relief Act of 2006. In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the "Relief Act"). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios;
(ii) amends national banks regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. The Company's and the subsidiary banks' business, expenses, and operations have not been significantly impacted by this legislation.

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

EFFECTS OF GOVERNMENT MONETARY POLICY

The Company's earnings and growth are affected by general economic conditions and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company cannot predict with certainty the nature and impact of future changes in monetary policies, such as the recent lowering of the Federal Reserve's discount rate, and their impact on the Company or the Banks.

                                    TAXATION

FEDERAL TAXATION

The Company files a consolidated federal income tax return, using the accrual method of accounting. All required tax returns have been timely filed.

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

ITEM 1A. RISK FACTORS

The Company and the Banks are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

FLUCTUATING INTEREST RATES CAN ADVERSELY AFFECT OUR PROFITABILITY

The Company's profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's interest rate spread, and, in turn, the profitability. The Company cannot assure you that it can minimize interest rate risk. In addition, interest rates also affect the amount of money the Company can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, business and prospects. For discussion concerning Net Interest Income Simulation, see "Item 7 - Management Discussion & Analysis".

A TIGHTENING OF THE CREDIT MARKET MAY MAKE IT DIFFICULT TO OBTAIN AVAILABLE MONEY TO FUND LOAN GROWTH, WHICH COULD ADVERSELY AFFECT OUR EARNINGS

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect asset growth and, therefore, earnings capability. In addition to any deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB to fund loans. In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, which would limit the funds available to the Company.

ALLOWANCE FOR LOAN AND LEASE LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES, WHICH COULD ADVERSELY AFFECT EARNINGS

The Company maintains an allowance for loan and lease losses in an amount that is believed adequate to provide for losses inherent in the portfolio. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become non-performing assets, or that it will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan and lease losses. These regulatory agencies may require us to increase the allowance for loan and lease losses which could have a negative effect on our financial condition and results of operation.

CONCENTRATION IN REAL ESTATE MARKET

The Company has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt business and prospects. Business activities and credit exposure are concentrated in loans secured by real estate. A decline in the real estate market could negatively affect the business because the collateral securing those loans may decrease in value. A downturn in the local economy could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would more likely to suffer losses on defaulted loans.

LOAN PORTFOLIO MIX COULD RESULT IN INCREASED CREDIT RISK IN AN ECONOMIC DOWNTURN

The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued a pronouncement alerting banks its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on the results of operations and financial condition.

COMPETITION IN OUR MARKET AREA MAY LIMIT OUR FUTURE SUCCESS

Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market area. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of the Company's competitors are not subject to the same degree of regulation and restriction as it is. Some of its competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market area, the business and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2007, the Company owned 76 of its 94 offices, of which 8 are loan or administration offices. Including its headquarters and other owned properties there is an aggregate book value of approximately $95 million. The remaining offices are leased and include 7 offices in Montana, 8 offices in Idaho, 1 office in Wyoming, 1 office in Utah, and 1 office in Washington. The following schedule provides property information for the Company's operating segments as of December 31, 2007.

                         Properties   Properties   Net Book
(dollars in thousands)     Leased       Owned       Value
----------------------   ----------   ----------   --------
Mountain West                 10           20      $14,643
Glacier                        1           13       19,677
First Security                 3            9       11,493
Western                        1            7       14,716
1st Bank                       1            7        7,267
Big Sky                        1            4       10,041
Valley                        --            6        5,565
Whitefish                     --            2        3,319
Citizens                      --            5        5,598
First Bank-MT                  1            1          554
Morgan                        --            2        1,985
                             ---          ---      -------
                              18           76      $94,858
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

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ Global Select Market under the symbol:
GBCI. The primary market makers, trading greater than 1 million shares during the year, are listed below:

Citigroup Global Markets, Inc.     Credit Suisse Securities USA     D.A. Davidson & Co., Inc.
Goldman, Sachs & Co.               Instinet, LLC                    Interactive Brokers LLC
Keefe, Bruyette & Woods, Inc.      Knight Equity Markets, L.P.      Lehman Brothers, Inc.
Lime Brokerage, LLC                Millenco                         Merrill Lynch, Pierce, Fenner
Morgan Stanley & Co., Inc.         RBC Capital Markets Corp.        SG Americas Securities LLC
Timber Hill Inc.                   UBS Securities, LLC.

The market range of high and low bid prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2007, there were approximately 1,992 shareholders of record of the Company's common stock. Following is a schedule of quarterly common stock price ranges:

                  2007             2006
            ---------------   ---------------
 Quarter     High     Low      High      Low
---------   ------   ------   ------   ------
First ...   $25.39   $22.76   $21.81   $19.72
Second ..   $24.61   $19.55   $21.20   $18.69
Third ...   $24.00   $18.41   $23.24   $18.55
Fourth ..   $23.85   $17.57   $25.25   $21.99

The Company paid cash dividends on its common stock of $.50 and $.45 per share for the years ended December 31, 2007 and 2006, respectively.

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

ISSUER STOCK PURCHASES

The Company made no stock repurchases during 2007.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains two compensation plans that provide for the issuance of the stock-based compensation to officers and other employees and directors. These consist of the 1994 Director Stock Option Plan, amended, and the 2005 Employee Stock Incentive Plan, each of which have been approved by the shareholders. Although the 1995 Employee Stock Option Plan expired in April 2005, there are issued options outstanding that have not been exercised as of year end. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2007:


                                                                                  Number of shares remaining
                                                                                     available for future
                                 Number of shares to be     Weighted-average         issuance under equity
                                 issued upon exercise of    exercise price of        compensation plans
                                 outstanding options,      outstanding options,      (excluding shares
                                warrants, and rights (1)   warrants, and rights   reflected in column (a))
Plan Category                              (a)                      (b)                      (c)
-----------------------------   ------------------------   --------------------   --------------------------
Equity compensation plans
approved by the shareholders            2,903,517                 $15.42                  4,047,626

Equity compensation plans not
approved by shareholders                       --                 $    0                         --

(1) Includes shares to be issued upon exercise of options under a plan of Mountain West, which was assumed as a result of the acquisition.

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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA


                                                                                                                 Compounded Annual
                                                                           At December 31,                         Growth Rate
                                                 -----------------------------------------------------------   ---------------------
                                                                                                                1-Year      5-Year
(dollars in thousands, except per share data)       2007          2006        2005       2004        2003      2007/2006   2007/2002
---------------------------------------------    ----------    ---------   ---------   ---------   ---------   ---------   ---------
SUMMARY OF FINANCIAL CONDITION:
   Total assets ..............................   $4,817,330    4,471,298   3,708,975   3,013,213   2,740,716       7.7%      16.1%
   Investment securities, available for sale..      700,324      825,637     970,055   1,086,929   1,099,243     (15.2%)     (2.2%)
   Loans receivable, net.....................     3,557,122    3,165,524   2,397,187   1,701,805   1,430,365      12.4%      22.3%
   Allowance for loan and lease losses........      (54,413)     (49,259)    (38,655)    (26,492)    (23,990)     10.5%      21.0%
   Intangibles ...............................      154,264      144,466      87,114      42,315      42,816       6.8%      31.0%
   Deposits ..................................    3,184,478    3,207,533   2,534,712   1,729,708   1,597,625      (0.7%)     16.9%
   Advances from Federal Home Loan Bank ......      538,949      307,522     402,191     818,933     777,294      75.3%       2.2%
      Securities sold under agreements to
      repurchase and other borrowed funds.....      401,621      338,986     317,222      81,215      64,986      18.5%      45.6%
   Stockholders' equity ......................      528,576      456,143     333,239     270,184     237,839      15.9%      20.0%
   Equity per common share* ..................         9.85         8.72        6.91        5.87        5.24      13.0%      15.6%
   Equity as a percentage of total assets ....        10.97%       10.20%       8.98%       8.97%       8.68%      7.5%       3.4%


                                                                                                         Compounded Annual
                                                                 Years ended December 31,                   Growth Rate
                                                 --------------------------------------------------   ---------------------
                                                                                                       1-Year      5-Year
(dollars in thousands, except per share data)      2007      2006       2005     2004        2003     2007/2006   2007/2002
----------------------------------------------   --------   -------   -------   -------   ---------   ---------   ---------
SUMMARY OF OPERATIONS:
   Interest income ...........................   $304,760   253,326   189,985   147,285     130,830      20.3%       17.9%
   Interest expense ..........................    121,291    95,038    59,978    39,892      38,478      27.6%       20.6%
                                                 --------   -------   -------   -------   ---------
     Net interest income .....................    183,469   158,288   130,007   107,393      92,352      15.9%       16.2%
   Provision for loan losses .................      6,680     5,192     6,023     4,195       3,809      28.7%        3.1%
   Non-interest income .......................     64,818    51,842    44,626    34,565      33,562      25.0%       20.1%
   Non-interest expense ......................    137,917   112,550    90,926    72,133      65,944      22.5%       19.0%
                                                 --------   -------   -------   -------   ---------
     Earnings before income taxes ............    103,690    92,388    77,684    65,630      56,161      12.2%       16.3%
   Income taxes ..............................     35,087    31,257    25,311    21,014      18,153      12.3%       16.4%
                                                 --------   -------   -------   -------   ---------
     Net earnings ............................     68,603    61,131    52,373    44,616      38,008      12.2%       16.2%
                                                 ========   =======   =======   =======   =========
     Basic earnings per common share* ........       1.29      1.23      1.12      0.97        0.84       4.9%       12.0%
     Diluted earnings per common share*.......       1.28      1.21      1.09      0.96        0.83       5.8%       12.2%
     Dividends declared per share* ...........       0.50      0.45      0.40      0.36        0.32      11.1%       14.0%

                                                               At or for the
                                                          years ended December 31,
                                                 -------------------------------------------
                                                  2007     2006     2005     2004     2003
                                                 ------   ------   ------   ------   -------
RATIOS:
Net earnings as a percent of
      average assets .........................     1.49%    1.52%    1.52%    1.54%    1.53%
      average stockholders' ..................    13.82%   16.00%   17.62%   17.61%   16.82%
Dividend payout ratio ........................    38.76%   36.59%   35.93%   37.36%   38.07%
Average equity to average asset ratio ........    10.78%    9.52%    8.61%    8.75%    9.10%
Net interest margin on average earning assets
     (tax equivalent) ........................     4.50%    4.44%    4.25%    4.18%    4.22%
Allowance for loan and lease losses as a
  percent of loans ...........................     1.51%    1.53%    1.59%    1.53%    1.65%
Allowance for loan and lease losses as a
  percent of nonperforming assets ............      409%     554%     383%     276%     184%

                                                                At or for the years ended December 31,
                                                 ------------------------------------------------------------
            (dollars in thousands)                  2007         2006        2005       2004         2003
            ----------------------               ----------   ---------   ---------   ---------   -----------
OTHER DATA:
   Loans originated and purchased ............   $2,576,260   2,389,341   2,113,777   1,543,595    1,509,850
   Loans serviced for others .................   $  177,173     177,518     145,279     174,805      189,601
   Number of full time equivalent employees ..        1,480       1,356       1,125         857          807
   Number of offices .........................           94          93          75          58           57
   Number of shareholders of record ..........        1,992       1,973       1,907       1,784        1,763

*     revised for stock splits and dividends

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

The following discussion is intended to provide a more comprehensive review of the Company's operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included later in this report.

HIGHLIGHTS AND OVERVIEW

During the past year, the Company acquired North Side which accounted for an increase in total assets of $128 million, loans, net of the related ALLL, of $39 million, and deposits of $100 million. The five subsidiaries acquired as result of the October 2006 acquisition of CDC include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 22, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana.

The Company experienced strong loan growth with total loans outstanding increasing by $397 million, or 12 percent from the prior year. Without the acquisition, loans increased $357 million, or 11 percent. The cash flow from investments was used to fund loans. In addition, the portfolio of North Side was sold immediately after completing the acquisition with the sale proceeds used to fund higher yielding loans. Investments, including interest bearing deposits and fed funds sold, declined $80 million, or 9 percent, from the prior year.

Non-interest bearing deposits decreased $41 million, or 5 percent, during the year. The Company increased interest bearing deposits by $18 million, or 1 percent. The acquisitions contributed $22 million and $77 million of the non-interest bearing and interest-bearing deposit growth, respectively. FHLB advances increased $231 million as a result of the increase in loan growth exceeding the deposit growth.

Stockholders' equity increased $72 million, or 16 percent, during the year and the Company and each of the subsidiary banks have remained above the well capitalized levels required by regulators. Maintaining sufficient stockholders' equity provides the Company flexibility and mitigates risk during economic downturns.

The Company also increased non-interest income by $13 million, primarily the result of volume increases in the loan and deposit portfolios and related fees.

Looking forward, our future performance will depend on many factors including economic conditions, interest rate changes, increasing competition for deposits and quality loans, and regulatory burden. The Company's goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

FINANCIAL CONDITION

ASSETS

The results of operations and financial condition include the acquisition of North Side from April 30, 2007 forward. Cash of $9.0 million and 793,580 shares of the Company's common stock were issued to North Side shareholders. The following table provides information on selected classifications of assets and liabilities acquired:

                                   North Side
(UNAUDITED - $ IN THOUSANDS)       State Bank
                                ---------------
Acquisition Date                April 30, 2007

Total assets                           128,252
Investments                             71,460
Loans, net of ALLL                      38,773
Non-interest bearing deposits           22,101
Interest bearing deposits               77,467

As reflected on the next table, total assets at December 31, 2007 were $4.82 billion, which is $346 million, or 7.7 percent, greater than the total assets of $4.47 billion at December 31, 2006.

                                                         December 31,
                                                   -----------------------
           ASSETS  ($ IN THOUSANDS)                   2007         2006      $ change    % change
                                                   ----------   ----------   ---------   --------
Cash on hand and in banks                          $  145,697   $  136,591   $   9,106      7%
Investments, interest bearing deposits,
  FHLB stock, FRB stock, and Fed Funds                782,236      862,063     (79,827)    -9%
Loans:
  Real estate                                         725,854      789,843     (63,989)    -8%
  Commercial                                        2,247,303    1,850,417     396,886     21%
  Consumer                                            638,378      574,523      63,855     11%
                                                   ----------   ----------   ---------    ---
    Total loans                                     3,611,535    3,214,783     396,752     12%
  Allowance for loan losses                           (54,413)     (49,259)     (5,154)    10%
                                                   ----------   ----------   ---------    ---
    Total loans net of allowance for loan losses    3,557,122    3,165,524     391,598     12%
                                                   ----------   ----------   ---------    ---
Other assets                                          332,275      307,120      25,155      8%
                                                   ----------   ----------   ---------    ---
  Total Assets                                     $4,817,330   $4,471,298   $ 346,032      8%
                                                   ==========   ==========   =========    ===

Total loans increased $397 million, or 12 percent from December 31, 2006. During the year, commercial loans have increased $397 million, or 21 percent, consumer loans grew by $64 million, or 11 percent, while real estate loans decreased $64 million, or 8.1 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have decreased $80 million from December 31, 2006, or 9.3 percent. The investment portfolio of North Side was sold immediately after the acquisition was completed with the sale proceeds invested in higher yielding loans. Investment securities at December 31, 2007 represented 16 percent of total assets versus 19 percent the prior year.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2007, 2006, and 2005:

                                               December 31,
                                         ---------------------
ASSETS:                                   2007    2006    2005
                                         -----   -----   -----
Cash, and cash equivalents, investment
   securities, FHLB and FRB stock ....    19.2%   22.3%   29.7%

Real estate loans ....................    15.0%   17.5%   16.3%
Commercial loans .....................    45.8%   40.6%   35.9%
Consumer loans .......................    13.1%   12.7%   12.5%
Other assets .........................     6.9%    6.9%    5.6%
                                         -----   -----   -----
                                         100.0%  100.0%  100.0%
                                         =====   =====   =====

The percentage of assets held as cash, cash equivalents, investment securities, FHLB and FRB stock has decreased from 22.3 percent at December 31, 2006 to 19.2 percent at December 31, 2007. The decrease is a result of the continuing principal paydowns on securities and the increase in total assets resulting from the increase in loans outstanding. The Company continues to focus on quality loan growth of all types.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2007 and 2006, the amount of change, and percentage change during 2007:

                                               December 31,
                                        -----------------------
LIABILITIES  ($ IN THOUSANDS)              2007         2006      $ change   % change
                                        ----------   ----------   --------   --------
Non-interest bearing deposits           $  788,087   $  829,355   $(41,268)      -5%
Interest-bearing deposits                2,396,391    2,378,178     18,213        1%
FHLB Advances                              538,949      307,522    231,427       75%
Securities sold under agreements to
  repurchase and other borrowed funds      401,621      338,986     62,635       18%
Other liabilities                           45,147       42,555      2,592        6%
Subordinated debentures                    118,559      118,559         --        0%
                                        ----------   ----------   --------     ----
    Total liabilities                   $4,288,754   $4,015,155   $273,599        7%
                                        ==========   ==========   ========     ====

Non-interest bearing deposits decreased $41 million, or 5.0 percent, since December 31, 2006. The December 31, 2007 balance of interest bearing deposits includes $1 million in broker originated certificate of deposits. Since December 31, 2006, interest bearing deposits, excluding a decrease of $172 million in certificate of deposits from broker sources, increased $190 million, or 9 percent. FHLB advances increased $231 million from December 31, 2006. The increase in advances is primarily the result of the decrease in certificate of deposit from broker sources to more favorable rates at the FHLB. Repurchase agreements and other borrowed funds were $402 million at December 31, 2007, an increase of $63 million from December 31, 2006.

The following table summarizes the major liability and equity components as a percentage of total liabilities as of December 31, 2007, 2006, and 2005:

                                                  December 31,
                                             ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:         2007    2006    2005
                                             -----   -----   -----
Deposit accounts                              66.1%   71.7%   68.4%
FHLB advances                                 11.2%    6.9%   10.8%
Other borrowings and repurchase agreements     8.3%    7.6%    8.5%
Subordinated debentures                        2.5%    2.6%    2.3%
Other liabilities                              0.9%    0.9%    0.9%
Stockholders' equity                          11.0%   10.3%    9.1%
                                             -----   -----   -----
                                             100.0%  100.0%  100.0%
                                             =====   =====   =====

The deposits have decreased from 71.7 percent at December 31, 2006 to 66.1 percent at December 31, 2007. Stockholders equity as a percentage of total liabilities and stockholders' equity rose throughout the year, primarily a result of an acquisition and retention of earnings.

STOCKHOLDERS' EQUITY

                                                             December 31,
                                                         ---------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                    2007        2006      $ change   % change
                                                         ---------   ---------   --------   --------
Common equity                                            $ 525,459   $ 453,074   $ 72,385      16%
Accumulated other comprehensive income                       3,117       3,069         48       2%
                                                         ---------   ---------   --------
  Total stockholders' equity                               528,576     456,143     72,433      16%
Core deposit intangible, net, and goodwill                (154,264)   (144,466)    (9,798)      7%
                                                         ---------   ---------   --------
  Tangible stockholders' equity                          $ 374,312   $ 311,677   $ 62,635      20%
                                                         =========   =========   ========
Stockholders' equity to total assets                         10.97%      10.21%
Tangible stockholders' equity to total tangible assets        8.03%       7.21%
Book value per common share                              $    9.85   $    8.72   $   1.13      13%
Market price per share at end of year                    $   18.74   $   24.44   $  (5.70)    -23%

STOCKHOLDERS' EQUITY

Total equity and book value per share amounts have increased $72 million and $1.13 per share, respectively, from December 31, 2006, the result of earnings retention, issuance of common stock in connection with an acquisition, and stock options exercised. Accumulated other comprehensive income, representing net unrealized gains or losses on investment securities designated as available for sale, increased $48 thousand from December 31, 2006.

RESULTS OF OPERATIONS

REVENUE SUMMARY

                                                      Years ended December 31,
                                               -----------------------------------------
($ IN THOUSANDS)                                 2007       2006     $ change   % change
                                               --------   --------   --------   --------
Net interest income
  Interest income                              $304,760   $253,326    $51,434      20%
  Interest expense                              121,291     95,038     26,253      28%
                                               --------   --------   --------
    Total net interest income                   183,469    158,288     25,181      16%
Fees and other revenue:
  Service charges, loan fees, and other fees     45,486     37,072      8,414      23%
  Gain on sale of loans                          13,283     10,819      2,464      23%
  Loss on sale of investments                        (8)        (3)        (5)    167%
  Other income                                    6,057      3,954      2,103      53%
                                               --------   --------   --------
    Total non-interest income                    64,818     51,842     12,976      25%
                                               --------   --------   --------
                                               $248,287   $210,130    $38,157      18%
                                               ========   ========   ========
Net interest margin (tax equivalent)               4.50%      4.44%
                                               ========   ========

NET INTEREST INCOME

Net interest income for the year increased $25.181 million, or 16 percent, over 2006. Total interest income increased $51.434 million, or 20 percent, while total interest expense increased $26.253 million, or 28 percent. The increase in interest expense is primarily attributable to the volume and rate increases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.50 percent which is an increase of 6 basis points over the 4.44 percent for 2006. The net interest margin calculation has been revised to account for intercompany elimination entries and previously reported net interest margins have been adjusted to reflect such change.

NON-INTEREST INCOME

Total non-interest income increased $12.976 million, or 25 percent in 2007. Fee income increased $8.414 million, or 23 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer products and services offered. Gain on sale of loans increased $2.464 million, or 23 percent, from last year. Loan origination volume, especially in the first half of 2007, was robust versus historical standards. Other income increased $2.103 million, or 53 percent, over the same period in 2006. Such increase includes a gain of $1.6 million from the January 19, 2007 sale of Western's Lewistown branch, a regulatory requirement imposed to complete the acquisition of CDC.

NON-INTEREST EXPENSE SUMMARY

                                               Years ended December 31,
                                        ----------------------------------------
($ IN THOUSANDS)                          2007       2006     $ change   % change
                                        --------   --------   --------   --------
Compensation and employee
   benefits and related expense         $ 79,070   $ 65,419   $ 13,651       21%
Occupancy and equipment expense           19,152     15,268      3,884       25%
Advertising and promotions                 6,306      5,468        838       15%
Outsourced data processing                 2,755      2,788        (33)      -1%
Core deposit intangibles amortization      3,202      2,024      1,178       58%
Other expenses                            27,432     21,583      5,849       27%
                                        --------   --------   --------
    Total non-interest expense          $137,917   $112,550   $ 25,367       23%
                                        ========   ========   ========

NON-INTEREST EXPENSE

Non-interest expense increased by $25.367 million, or 23 percent, from 2006. Compensation and benefit expense increased $13.651 million, or 21 percent, which is primarily attributable to increased staffing levels, including staffing from the acquisitions of Morgan and CDC during 2006 and North Side in 2007, de novo branches, increased compensation, including production based commissions, and benefits, including health insurance, and overtime associated with the merger and operating systems conversions in the first half of 2007. Included in 2007 are approximately $500,000 of non-recurring expenses and costs associated with the January 26, 2007 merger of three of the five CDC subsidiaries into the Company's subsidiaries. Occupancy and equipment expense increased $3.884 million, or 25 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $6.687 million, or 25 percent, primarily from acquisitions, additional marketing expenses, costs associated with new branch offices and other general and administrative costs. The efficiency ratio (non-interest expense/net interest income plus non-interest income) increased to 56 percent from 54 percent during 2006.

CREDIT QUALITY INFORMATION


                                                        December 31,   December 31,
                                                        ------------   ------------
($ IN THOUSANDS)                                             2007          2006
                                                        ------------   ------------
Allowance for loan and lease losses                        $54,413       $49,259
Real estate and other assets owned                           2,043         1,484
Accruing Loans 90 days or more overdue                       2,685         1,345
Non-accrual loans                                            8,560         6,065
                                                           -------       -------
   Total non-performing assets                              13,288         8,894
Allowance as a percentage of non-performing assets             409%          554%
Non-performing assets as a percentage of total assets         0.27%         0.19%
Allowance as a percentage of total loans                      1.51%         1.53%
Net charge-offs as a percentage of loans                     0.060%        0.021%

PROVISION FOR LOAN LOSSES

Non-performing assets as a percentage of total bank assets at December 31, 2007 were at .27 percent, up from .19 percent at December 31, 2006. These ratios compare favorably to the Federal Reserve Bank Peer Group average of .67 percent at September 30, 2007, the most recent information available. The allowance for loan losses was 409 percent of non-performing assets at December 31, 2007, down from 554 percent a year ago. The allowance, including $639 thousand from acquisitions, has increased $5.2 million, or 10.5 percent, from a year ago. The allowance of $54.413 million is 1.51 percent of December 31, 2007 total loans outstanding, down from 1.53 percent in the fourth quarter last year. The provision for loan loss expense was $6.680 million for 2007, an increase of $1.488 million, from 2006. Net charged off loans were $2.165 million, or .06 percent of loans, for 2007 which is higher than the $680 thousand of net charge offs, or .02 percent, in 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credits and un-advanced loan commitments, and lease obligation commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are FHLB advances. For the maturity schedule of advances and schedule of future minimum rental payments see Notes 8 and 19, respectively, to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data." The following table represents the Company's contractual obligations as of December 31, 2007:

                                                                 Payments Due by Period
                                 ---------------------------------------------------------------------------------------
                                               Indeterminate
   (dollars in thousands)          Total        Maturity (1)      2008       2009     2010     2011     2012    Thereafter
   ----------------------        -----------   -------------   ----------   ------   ------   ------   ------   ----------
Deposits .....................    $3,184,478      2,329,873       698,296   88,587   37,156   17,207   10,340      3,019
FHLB advances ................       538,949             --       451,224    2,299      774      493   82,000      2,159
Repurchase agreements ........       178,041             --       177,942       99       --       --       --         --
Subordinated debentures ......       118,559             --            --       --       --       --       --    118,559
Capital lease obligations ....         3,615             --           228      231      235      239      243      2,439
Operating lease obligations...        16,613             --         2,030    1,958    1,912    1,596    1,302      7,815
                                  ----------      ---------     ---------   ------   ------   ------   ------    -------
                                  $4,040,255      2,329,873     1,329,720   93,174   40,077   19,535   93,885    133,991
                                  ==========      =========     =========   ======   ======   ======   ======    =======

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

INTEREST RATE RISK

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn after seven days. However, the Banks' experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the Federal Reserve Bank changes short term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2007, the Company had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 8.67 percent which compares to a negative 6.11 percent at December 31, 2006 and a negative 6.29 percent at December 31, 2005. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on the Company's mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                        Projected maturity or repricing
                                            --------------------------------------------------------
                                               0-6         6-12       1-5       More than
       (dollars in thousands)                 Months      Months     years       5 years     Total
       ----------------------               ----------   --------   ---------   ---------   ---------
ASSETS:
   Interest bearing deposits and
     federal funds sold .................   $   81,912         --          --         --       81,912
   Investment securities ................       17,956     25,623     171,888     81,669      297,136
   Mortgage-backed securities ...........       82,349     57,620     171,336     32,068      343,373
   FHLB stock and FRB stock .............           --         --      47,373     12,442       59,815
   Floating rate loans ..................    1,120,357    208,911     699,533     55,897    2,084,698
   Fixed rate loans .....................      401,233    312,640     693,601    129,557    1,537,031
                                            ----------   --------   ---------   --------    ---------
TOTAL INTEREST BEARING ASSETS ...........   $1,703,807    604,794   1,783,731    311,633    4,403,965
                                            ==========   ========   =========   ========    =========
LIABILITIES:
   Interest-bearing deposits ............    1,238,819    223,343     152,157    782,072    2,396,391
   FHLB advances ........................      447,509      3,121      86,145      2,173      538,948
   Repurchase agreements and other
     borrowed funds .....................      399,474         25         236      1,887      401,622
   Subordinated debentures ..............           --         --          --    118,559      118,559
                                            ----------   --------   ---------   --------    ---------
TOTAL INTEREST BEARING LIABILITIES ......   $2,085,802    226,489     238,538    904,691    3,455,520
                                            ==========   ========   =========   ========    =========
Repricing gap ...........................   $ (381,995)   378,305   1,545,193   (593,058)     948,445
Cumulative repricing gap ................   $ (381,995)    (3,690)  1,541,503    948,445
Cumulative gap as a % of interest bearing
  assets ................................                   -8.67%      -0.08%     35.00%       21.54%
Gap Earnings Sensitivity (1) ............                $    (22)
Gap Earnings Sensitivity Ratio (2) ......                   -0.03%


(1) Gap Earnings Sensitivity is the estimated effect on earnings, after taxes of 39.39 percent, of a 1 percent increase or decrease in interest rates (1 percent of ($3,690 - $1,453))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the 2007 net earnings of $68,603. A 1 percent increase in interest rates has this estimated percentage decrease on annual net earnings.

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

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the Asset/Liability Management Committee (ALCO) of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 200bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2007 and 2006 as compared to the 10 percent policy limit approved by the Company's and Banks' Board of Directors.

                                                 2007      2006
                                                -------   ------
                      +200 bp
Estimated sensitivity .......................      -2.8%    -2.5%
Estimated decrease in net interest income ...   $(5,155)  (3,957)

                      -200 bp
Estimated sensitivity .......................       1.5%     0.1%

Estimated increase in net interest income ...   $ 2,770      158

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Core deposits, FHLB credit lines, available-for-sale investment securities, and net income are the key elements in meeting these objectives. All Banks are members of the FHLB of Seattle. This membership provides for established lines of credit in the form of advances that are a supplemental source of funds for lending and other general business purposes. As of December 31, 2007, the Company had $939 million of borrowing capacity with the FHLB of Seattle of which $539 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $72 million during 2007, or 16 percent the net result of earnings of $69 million, common stock issued for the acquisition of North Side, less cash dividend payments and an increase of $48 thousand in the net unrealized gains on available-for-sale investment securities. For additional information see Note 11 in the Consolidated Financial Statements. Dividend payments were increased by $.05 per share, or 11 percent in 2007. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company considers its accounting policy for the Allowance for Loan and Lease Losses to be its only critical accounting policy. The balance of the Allowance for Loan and Lease Losses is an estimate of probable credit losses that have occurred in the loan and lease portfolio as of the date of the consolidated financial statements before losses have been confirmed. The balance of the Allowance for Loan and Lease Losses is highly dependent upon management's internal risk classifications, evaluations of borrowers' current and prospective performance, appraisals and other variables affecting the quality of the loan and lease portfolio. Changes in management's estimates and assumptions are reasonably possible and may have a material impact upon the Company's consolidated financial statements, results of operations or liquidity.

It is the Company's policy to provide an allowance for estimated losses on loans and leases based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

      - Adverse situations that may affect specific borrowers' ability to repay;

      -     Current collateral values, where appropriate;

      -     Delinquencies and non-performing loans;

      -     Amount and timing of future cash flows expected on impaired loans;

      -     Criticized and classified loans;

      -     Credit concentrations by credit type, industry, geography;

      -     Recoveries and dispositions of balances previously charge-off;

      -     Volume and terms of loans;

      -     Loan size and complexity;

      -     Competition and bank size;

      -     Local market areas and national economic conditions;

      -     Effects of changes in lending policies and procedures;

      - Experience, ability, and depth of lending management and credit administration staff; and

      -     Effects of legal and regulatory developments.

Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan and lease losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). For additional information regarding the allowance for loan and lease losses, its relation to the provision for loan and lease losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have either been issued during 2007 or are effective during 2007 or 2008 and may possibly have a material impact on the Company include Financial Accounting Standards ("FASB') Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, SFAS No., 157, Fair Value Measurements, SFAS No. 156, Accounting for Servicing of Financial Asset, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, Emerging Issue Task Force ("EITF") 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. For additional information on the standards and the impact on the Company see Note 22 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

REVENUE SUMMARY

                                                        Years ended December 31,
                                               -----------------------------------------
                ($ IN THOUSANDS)                 2006       2005     $ change   % change
                                               --------   --------   --------   --------
Net interest income                            $158,288   $130,007   $28,281       22%
Fees and other revenue:
  Service charges, loan fees, and other fees     37,072     30,812     6,260       20%
  Gain on sale of loans                          10,819     11,048      (229)      -2%
  Loss on sale of investments                        (3)      (138)      135      -98%
  Other income                                    3,954      2,904     1,050       36%
                                               --------   --------   -------
    Total non-interest income                    51,842     44,626     7,216       16%
                                               --------   --------   -------
                                               $210,130   $174,633   $35,497       20%
                                               ========   ========   =======
Net interest margin (tax equivalent)               4.44%      4.25%
                                               ========   ========

NET INTEREST INCOME

Net interest income for the year increased $28.3 million, or 22 percent, over 2005. Total interest income increased $63.3 million, or 33 percent, while total interest expense increased $35.1 million, or 58 percent. The increase in interest expense is attributable to the volume increase in interest bearing deposits, and increases in short term interest rates during 2005 and continuing in 2006. The acquisitions during 2005 and 2006 were also a significant factor in the level of interest income and expense. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.44 percent which was 19 basis points higher than the 4.25 percent result for 2005. The net interest margin calculation has been revised to account for intercompany elimination entries and previously reported net interest margins have been adjusted to reflect the change.

NON-INTEREST INCOME

Total non-interest income increased $7.2 million, or 16 percent in 2006. Fee income increased $6.3 million, or 20 percent, over last year, driven primarily by an increased number of loan and deposit accounts, acquisitions, and additional customer products and services offered. Gain on sale of loans decreased $229 thousand, or 2 percent, from last year. Loan origination volume in the Company's markets for housing continues to remain very active by historical standards and the decline was the result of increased price competition. Other income increased $1.1 million of which $543 thousand was bank owned life insurance proceeds.

NON-INTEREST EXPENSE SUMMARY

                                                        Years ended December 31,
                                               -----------------------------------------
             ($ IN THOUSANDS)                    2006       2005     $ change   % change
                                               --------   --------   --------   --------
Compensation and employee
   benefits and related expense                $ 65,419   $ 51,385   $ 14,034      27%
Occupancy and equipment expense                  15,268     12,851      2,417      19%
Advertising and promotions                        5,468      4,640        828      18%
Outsourced data processing                        2,788      1,839        949      52%
Core deposit intangibles amortization             2,024      1,470        554      38%
Other expenses                                   21,583     18,741      2,842      15%
                                               --------   --------   --------
    Total non-interest expense                 $112,550   $ 90,926   $ 21,624      24%
                                               ========   ========   ========

NON-INTEREST EXPENSE

Non-interest expense increased by $21.6 million, or 24 percent, from 2005. Compensation and benefit expense increased $14.0 million, or 27 percent. Excluding the SFAS 123 (R) compensation cost of $3.0 million, the increase would have been 21 percent. The remaining increase in compensation and benefit expense was primarily attributed to increased staffing associated with six de novo branches and six bank acquisitions during 2006 and 2005, along with normal compensation and merit increases for job performance, and increased cost of employee benefits. Occupancy and equipment expense increased $2.4 million, or 19 percent, reflecting the acquisitions, cost of additional locations and facility upgrades. Other expenses increased $3.7 million, or 16 percent, primarily from acquisitions, additional marketing expenses, and costs associated with new branch offices. The efficiency ratio (non-interest expense/net interest income + non-interest income) increased to 53.56 percent from 52.07 percent for 2005 largely a result of the acquisitions and branch openings.

CREDIT QUALITY INFORMATION

                                                        December 31,   December 31,
                  ($ IN THOUSANDS)                          2006           2005
                                                        ------------   ------------
Allowance for loan losses                                 $49,259        $38,655
Non-performing assets                                       8,894         10,089
Allowance as a percentage of non-performing assets            554%           383%
Non-performing assets as a percentage of total assets        0.19%          0.26%
Allowance as a percentage of total loans                     1.53%          1.59%
Net charge-offs as a percentage of loans                    0.021          0.020%

PROVISION FOR LOAN LOSSES

Non-performing assets as a percentage of total bank assets at December 31, 2006 was at .19 percent, decreasing from .26 percent at December 31, 2005. The Company's ratios compare favorably to the Federal Reserve Bank Peer Group average of .44 percent at September 30, 2006, the most recent information available. The allowance for loan and lease losses was 554 percent of non-performing assets at December 31, 2006, up from 383 percent a year ago. The allowance, including $6.1 million from acquisitions, has increased $10.6 million, or 27 percent, from a year ago. The allowance of $49.3 million, is 1.53 percent of December 31, 2006 total loans outstanding, down slightly from the
1.59 percent a year ago. The fourth quarter provision for loan loss expense was $1.4 million, a decrease of $22 thousand from the same quarter in 2005. Net charge-offs were $638 thousand for the fourth quarter of 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense. The provision for loan loss expense was $5.2 million for 2006, a decrease of $831 thousand, or 14 percent, from 2005. Net charged-off loans were $680 thousand, or .021 percent of loans, for 2006 which is slightly higher than the $487 thousand of net charge-offs in 2005.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                    /s/ BKD, LLP

Denver, Colorado
February 27, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Denver Colorado
February 27, 2008

                          GLACIER BANCORP, INC.
              Consolidated Statements of Financial Condition

                                                                                              December 31,
                                                                                        ----------------------
                dollars in thousands, except per share data)                              2007          2006
                --------------------------------------------                            ----------   ----------
Assets:
     Cash on hand and in banks ......................................................   $  145,697      136,591
     Federal funds sold .............................................................          135        6,125
     Interest bearing cash deposits .................................................       81,777       30,301
                                                                                        ----------   ----------
          Cash and cash equivalents .................................................      227,609      173,017
     Investment securities, available-for-sale ......................................      700,324      825,637
     Loans receivable, net of allowance for loan and lease losses of $54,413
        and $49,259 at December 31, 2007 and 2006, respectively .....................    3,516,999    3,130,389
     Loans held for sale ............................................................       40,123       35,135
     Premises and equipment, net ....................................................      123,749      110,759
     Real estate and other assets owned, net ........................................        2,043        1,484
     Accrued interest receivable ....................................................       26,168       25,729
     Core deposit intangible, net of accumulated amortization of $11,743
        and $8,825 at December 31, 2007 and 2006, respectively ......................       13,963       14,750
     Goodwill .......................................................................      140,301      129,716
     Other assets ...................................................................       26,051       24,682
                                                                                        ----------   ----------
          Total assets ..............................................................   $4,817,330    4,471,298
                                                                                        ==========   ==========
LIABILITIES:
     Non-interest bearing deposits ..................................................   $  788,087      829,355
     Interest bearing deposits ......................................................    2,396,391    2,378,178
     Advances from Federal Home Loan Bank of Seattle ................................      538,949      307,522
     Securities sold under agreements to repurchase .................................      178,041      170,216
     Other borrowed funds ...........................................................      223,580      168,770
     Accrued interest payable .......................................................       13,281       11,041
     Deferred tax liability .........................................................          481        1,927
     Subordinated debentures ........................................................      118,559      118,559
     Other liabilities ..............................................................       31,385       29,587
                                                                                        ----------   ----------
          Total liabilities .........................................................    4,288,754    4,015,155
STOCKHOLDERS' EQUITY:
     Preferred shares, $.01 par value per share.  1,000,000 shares authorized
         none issued or outstanding at December 31, 2007 and 2006 ...................           --           --
     Common stock, $.01 par value per share.  117,187,500 and 117,187,500 shares authorized, 53,646,480 and 52,302,820 issued and outstanding
         at December 31, 2007 and 2006, respectively ................................          536          523
     Paid-in capital ................................................................      374,728      344,265
     Retained earnings - substantially restricted ...................................      150,195      108,286
     Accumulated other comprehensive income .........................................        3,117        3,069
                                                                                        ----------   ----------
          Total stockholders' equity ................................................      528,576      456,143
                                                                                        ----------   ----------
          Total liabilities and stockholders' equity ................................   $4,817,330    4,471,298
                                                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     Consolidated Statements OF Operations

                                                                    Years ended December 31,
                                                              ----------------------------------
      (dollars in thousands, except per share data)             2007         2006         2005
      ---------------------------------------------           ---------   ----------   ---------
INTEREST INCOME:
     Real estate loans ....................................   $ 59,664       52,219       34,506
     Commercial loans .....................................    157,644      119,215       81,359
     Consumer and other loans .............................     48,105       40,284       28,696
     Investment securities and other ......................     39,347       41,608       45,424
                                                              --------    ---------    ---------
       Total interest income ..............................    304,760      253,326      189,985
                                                              --------    ---------    ---------
INTEREST EXPENSE:
     Deposits .............................................     81,459       58,147       25,705
     Federal Home Loan Bank of Seattle advances ...........     18,897       20,460       21,489
     Securities sold under agreements to repurchase .......      7,445        6,618        2,948
     Subordinated debentures ..............................      7,537        6,050        6,455
     Other borrowed funds .................................      5,953        3,763        3,381
                                                              --------    ---------    ---------
       Total interest expense .............................    121,291       95,038       59,978
                                                              --------    ---------    ---------
       Net interest income ................................    183,469      158,288      130,007
     Provision for loan losses ............................      6,680        5,192        6,023
                                                              --------    ---------    ---------
       Net interest income after provision
        for loan losses ...................................    176,789      153,096      123,984
NON-INTEREST INCOME:
     Service charges and other fees .......................     37,931       29,701       24,503
     Miscellaneous loan fees and charges ..................      7,555        7,371        6,309
     Gain on sale of loans ................................     13,283       10,819       11,048
     Loss on sale of investments ..........................         (8)          (3)        (138)
     Other income .........................................      6,057        3,954        2,904
                                                              --------    ---------    ---------
       Total non-interest income ..........................     64,818       51,842       44,626
                                                              --------    ---------    ---------
NON-INTEREST EXPENSE:
     Compensation, employee benefits and related expense ..     79,070       65,419       51,385
     Occupancy and equipment expense ......................     19,152       15,268       12,851
     Advertising and promotions ...........................      6,306        5,468        4,640
     Outsourced data processing expense ...................      2,755        2,788        1,839
     Core deposit intangibles amortization ................      3,202        2,024        1,470
     Other expense ........................................     27,432       21,583       18,741
                                                              --------    ---------    ---------
       Total non-interest expense .........................    137,917      112,550       90,926
                                                              --------    ---------    ---------
Earnings before income taxes ..............................    103,690       92,388       77,684
   Federal and state income tax expense ...................     35,087       31,257       25,311
                                                              --------    ---------    ---------
Net Earnings ..............................................   $ 68,603       61,131       52,373
                                                              ========    =========    =========
     BASIC EARNINGS PER SHARE .............................   $   1.29         1.23         1.12
     DILUTED EARNINGS PER SHARE ...........................   $   1.28         1.21         1.09

See accompanying notes to consolidated financial statements.

                       GLACIER BANCORP, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME
           YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                                                                                 Retained     Accumulated   Total
                                                                   Common Stock                  earnings     other comp-  stock-
                                                              -------------------   Paid-in    substantially   rehensive   holders'
      (dollars in thousands, except per share data)             Shares     Amount   capital     restricted      income     equity
      ---------------------------------------------           ----------   ------   --------   -------------  -----------  --------
Balance at December 31, 2004 ..............................   46,030,145   $460     227,399        36,391        5,934     270,184
Comprehensive income:
     Net earnings .........................................           --     --          --        52,373           --      52,373
     Unrealized loss on securities, net of reclassification
        adjustment and taxes ..............................           --     --          --            --       (5,113)     (5,113)
                                                                                                                           -------
Total comprehensive income ................................           --     --          --            --           --      47,260
                                                                                                                           -------

Cash dividends declared ($.40 per share) ..................           --     --          --       (19,051)          --     (19,051)
Stock options exercised ...................................      596,655      6       5,152            --           --       5,158
Stock issued in connection with acquisitions ..............    1,632,021     17      28,421            --           --      28,438
Acquisition of fractional shares ..........................           --     --          (8)           --           --          (8)
Tax benefit from stock related compensation ...............           --     --       1,258            --           --       1,258
                                                              ----------   ----    --------    ----------       ------     -------
Balance at December 31, 2005 ..............................   48,258,821   $483     262,222        69,713          821     333,239

Comprehensive income:
     Net earnings .........................................           --     --          --        61,131           --      61,131
     Unrealized gain on securities, net of reclassification
       adjustment and taxes................................           --     --          --            --        2,248       2,248
                                                                                                                           -------
Total comprehensive income ................................           --     --          --            --           --      63,379
                                                                                                                           -------

Cash dividends declared ($.45 per share) ..................           --     --          --       (22,558)          --     (22,558)
Stock options exercised ...................................      639,563      6       6,700            --           --       6,706
Stock issued in connection with acquisitions ..............    1,904,436     19      41,431            --           --      41,450
Public offering of stock issued ...........................    1,500,000     15      29,418        29,433
Acquisition of fractional shares ..........................           --     --          (5)           --           --          (5)
Tax benefit from stock related compensation ...............           --     --       4,499            --           --       4,499
                                                              ----------   ----    --------    ----------       ------     -------
Balance at December 31, 2006 ..............................   52,302,820   $523     344,265       108,286        3,069     456,143

Comprehensive income:
     Net earnings .........................................           --     --          --        68,603           --      68,603
     Unrealized gain on securities, net of reclassification
      adjustment and taxes ................................           --     --          --            --           48          48
                                                                                                                           -------
Total comprehensive income ................................           --     --          --            --           --      68,651
                                                                                                                           -------

Cash dividends declared ($.50 per share) ..................           --     --          --       (26,694)          --     (26,694)
Stock options exercised ...................................      550,080      6       6,148            --           --       6,154
Stock issued in connection with acquisition ...............      793,580      7      18,993            --           --      19,000
Stock-based compensation and tax benefit ..................          --      --       5,322            --           --       5,322
                                                              ----------   ----    --------    ----------       ------     -------
Balance at December 31, 2007 ..............................   53,646,480   $536     374,728       150,195        3,117     528,576
                                                              ==========   ====    ========    ==========       ======     =======

                                                                                         Year ended December 31,
                                                                                       ------------------------
                                                                                       2007     2006      2005
                                                                                       ----    ------    ------
Disclosure of reclassification amount:
   Unrealized and realized holding gain (loss) arising during the year .............   $ 70     3,706    (8,574)
     Tax (expense) benefit .........................................................    (27)   (1,460)    3,377
                                                                                       ----    ------    ------
          Net after tax ............................................................     43     2,246    (5,197)
                                                                                       ----    ------    ------
   Reclassification adjustment for net loss included in net income .................      8         3       138
     Tax benefit ...................................................................     (3)       (1)      (54)
                                                                                       ----    ------    ------
          Net after tax ............................................................      5         2        84
                                                                                       ----    ------    ------
            Net change in unrealized gain (loss) on available-for-sale securities ..   $ 48     2,248    (5,113)
                                                                                       ====    ======    ======


See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended December 31,
                                                                              ---------------------------------------
                        (dollars in thousands)                                   2007           2006            2005
                        ----------------------                                -----------    ----------    ----------
OPERATING ACTIVITIES :
     Net earnings .........................................................   $    68,603        61,131        52,373
     Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Mortgage loans held for sale originated or acquired ................      (618,523)     (484,170)     (455,429)
       Proceeds from sales of mortgage loans held for sale ................       626,818       482,394       462,115
       Provision for loan losses ..........................................         6,680         5,192         6,023
       Depreciation of premises and equipment .............................         8,508         6,746         5,349
       Amortization of core deposit intangible ............................         3,202         2,024         1,470
       Loss on sale of investments ........................................             8             3           138
       Gain on sale of loans ..............................................       (13,283)      (10,819)      (11,048)
       Amortization of investment securities premiums and discounts, net ..         2,737         4,853         8,846
       Federal Home Loan Bank of Seattle stock dividends ..................            --            --          (180)
       Gain on sale of Western's Lewistown branch .........................        (1,575)           --            --
       Deferred tax expense (benefit) .....................................         1,569          (931)       (2,204)
       Stock compensation expense, net of tax benefits ....................         2,187         2,149            --
       Excess tax benefits related to the exercise of stock options .......        (1,745)       (1,217)           --
       Tax benefit from stock related compensation ........................            --            --         1,258
       Net decrease (increase) in accrued interest receivable .............            44        (1,611)         (890)
       Net increase in accrued interest payable ...........................         2,162         2,398         1,949
       Net increase in current income taxes ...............................           970         1,791         1,308
       Net (increase) decrease in other assets ............................        (1,890)       (1,439)        2,394
       Net increase (decrease) in other liabilities .......................         1,988          (772)        3,512
                                                                              -----------    ----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        88,460        67,722        76,984
                                                                              -----------    ----------    ----------
INVESTING ACTIVITIES:
     Proceeds from  sales, maturities and prepayments of investment
         securities available-for-sale ....................................       273,323       223,064       419,524
     Purchases of investment securities available-for-sale ................       (88,715)      (59,007)     (164,901)
     Principal collected on installment and commercial loans ..............     1,125,275     1,050,666       781,848
     Installment and commercial loans originated or acquired ..............    (1,598,253)   (1,348,217)   (1,150,877)
     Principal collections on mortgage loans ..............................       455,713       438,319       470,450
     Mortgage loans originated or acquired ................................      (359,484)     (556,954)     (507,471)
     Net purchase of FHLB and FRB stock ...................................        (3,854)         (455)       (1,995)
     Net cash received for acquisition of banks and branches ..............         8,953        43,086         6,265
     Net cash paid for sale of Western's Lewistown branch .................        (6,846)           --            --
     Net addition of premises and equipment ...............................       (18,033)      (22,241)      (17,359)
                                                                              -----------    ----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES ...........................      (211,921)     (231,739)     (164,516)
                                                                              -----------    ----------    ----------
FINANCING ACTIVITIES:
     Net (decrease) increase in deposits ..................................       (97,214)      243,088       346,577
     Net increase (decrease) in FHLB advances .............................       231,427       (96,219)     (439,545)
     Net increase in securities sold under repurchase agreements ..........         7,825        31,424        53,372
     Net increase (decrease) in other borrowed funds ......................        54,810       (18,925)      182,634
     Proceeds from issuance of subordinated debentures ....................            --        65,000            --
     Repayment of subordinated debentures .................................            --       (35,000)           --
     Cash dividends paid ..................................................       (26,694)      (22,558)      (19,051)
     Excess tax benefits related to the exercise of stock options .........         1,745         1,217            --
     Proceeds from exercise of stock options and other stock issued .......         6,154        36,403         5,158
     Cash paid for stock dividends ........................................            --            (5)           (8)
                                                                              -----------    ----------    ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ........................       178,053       204,425       129,137
                                                                              -----------    ----------    ----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS ............................        54,592        40,408        41,605
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................       173,017       132,609        91,004
                                                                              -----------    ----------    ----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR .............................   $   227,609       173,017       132,609
                                                                              ===========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for interest ...............................   $   118,840        90,230        57,404
     Cash paid during the year for income taxes ...........................   $    34,798        31,031        24,808

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2007, 2006 and 2005

                                  NORTH SIDE     CITIZENS DEVELOP   FIRST NATIONAL    FIRST STATE    CITIZENS BANK   FIRST NATIONAL
                                  STATE BANK         COMPANY        BANK OF MORGAN       BANK          HOLDING CO.  BANKS - WEST CO.
                                --------------   ---------------    --------------   -------------   -------------  ----------------
Acquired                        April 30, 2007     Oct. 1, 2006      Sept, 1, 2006   Oct, 31, 2005   April 1, 2005  Feb, 28, 2005
Fair Value of assets acquired        $ 128,252          457,027             88,595         152,592         126,394        267,126
Cash paid for the capital stock          8,953           47,176             10,109           2,100           8,602         41,000
Capital stock issued                    19,000           31,451              9,999          19,723           8,715             --
Liabilities assumed                    100,348          379,831             68,486         130,663         109,077        226,126

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

Glacier Bancorp, Inc. ("Company") is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Utah and Washington through its subsidiary banks. The subsidiary banks are subject to competition from other financial service providers. The subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuations related to investments, business combinations and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan and lease losses and other valuation estimates management obtains independent appraisals for significant items.

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its eleven wholly-owned operating subsidiaries, Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), and First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") and Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah. All significant inter-company transactions have been eliminated in consolidation.

On April 30, 2007, North Side State Bank ("North Side") in Rock Springs, Wyoming was acquired and became a branch of 1st Bank. On October 1, 2006, Citizens Development Company ("CDC") and its five banking subsidiaries located across Montana were acquired. The CDC subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 22, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana. On September 1, 2006, Morgan including its one branch office in Mountain Green, Utah was acquired.

 (C) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

(D) INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity. As of December 31, 2007 and 2006, the Company only holds available-for-sale securities. For additional information relating to investments, see Note 3.

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

The Company holds stock in the Federal Home Loan Bank ("FHLB") of Seattle and the Federal Reserve Bank ("FRB"). FHLB and FRB stocks are restricted because they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

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

(G) ALLOWANCE FOR LOAN AND LEASE LOSSES

Based upon management's analysis of the Company's loan and lease portfolio, the balance of the allowance is an estimate of probable credit losses known and inherent in the loan and lease portfolio as of the date of the consolidated financial statements. The allowance for loan and lease losses is increased by provisions for credit losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged off in reduction of the allowance. Recoveries of amounts previously charged off are credited as an increase to the allowance.

The allowance for estimated losses on loans and leases is determined by each bank subsidiary based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

      - Adverse situations that may affect specific borrowers' ability to repay;

      -     Current collateral values, where appropriate;

      -     Delinquencies and non-performing loans;

      -     Amount and timing of future cash flows expected on impaired loans;

      -     Criticized and classified loans;

      -     Credit concentrations by credit type, industry, geography;

      -     Recoveries and dispositions of balances previously charge-off;

      -     Volume and terms of loans;

      -     Loan size and complexity;

      -     Competition and bank size;

      -     Local market areas and national economic conditions;

      -     Effects of changes in lending policies and procedures;

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

      - Experience, ability, and depth of lending management and credit administration staff; and

      -     Effects of legal and regulatory developments.

Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan and lease losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the current value of the collateral, reduced by anticipated costs of disposition. The Company considers its investment in one-to-four residential loans, consumer and home equity loans to be homogeneous and therefore evaluates such loans for impairment on a pooled basis.

(H) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15 - 40 years and the estimated useful life for furniture, fixtures, and equipment is 3
- 10 years. Interest is capitalized for any significant building projects. For additional information relating to premises and equipment, see Note 5.

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

On an annual basis, as required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the subsidiary level annually during the third quarter. In addition, goodwill of a subsidiary shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For additional information relating to goodwill, see Note 6.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

(L) ADVERTISING AND PROMOTION

Advertising and promotion costs are recognized in the period incurred.

(M) STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that the compensation cost relating to the share-based payment transactions be recognized in the financial statements over the requisite service period. The Statement covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. The Statement requires entities to measure the cost of the employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company adopted SFAS No. 123 (R) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of the stock options at the grant date. FASB also issued several Staff Positions during 2005 and 2006 and all applicable positions are being followed by the Company. The Company adopted the modified prospective transition method in reporting financial statement results in the current and for future reporting periods. Under the modified prospective method, SFAS No. 123 (R) applies to new awards and to awards modified, repurchased, or cancelled after the effective date; accordingly, the prior interim and annual periods do not reflect restated amounts. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is the vesting period. Compensation cost related to the non- vested portion of awards outstanding as of the date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company is not required to re-measure the grant-date fair value estimate of the unvested portion of award granted prior to the effective date of SFAS No. 123
(R).

The Company had applied APB Opinion No. 25 and related interpretations in accounting for the stock-based compensation prior to January 1, 2006. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and, therefore, no compensation cost was recognized in prior years. For additional information relating to stock-based compensation, see Note 15.

(N) LONG-LIVED ASSETS

Long-lived assets, including core deposit intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2007 and 2006, no assets were considered impaired.

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

As of December 31, 2007 and 2006, the carrying value of mortgage servicing rights was approximately $1,262,000 and $1,168,000, respectively. Amortization expense of $188,000, $193,000, and $276,000 was recognized in the years ended December 31, 2007, 2006, and 2005, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2007 or 2006. At December 31, 2007, the fair value of mortgage servicing rights was approximately $1,519,000.

(P) EARNINGS PER SHARE

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

(Q) STOCK SPLIT

On November 29, 2006, the Board of Directors declared a three-for-two stock split, payable to shareholders of record on December 11, 2006, payable December 14, 2006. On April 26, 2005 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 10, 2005, payable May 26, 2005. All prior period amounts have been restated to reflect the stock splits.

(R) LEASES

The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating to leases, see Note 19.

(S) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses, net of tax expense (benefit), on available-for-sale securities.

(T) RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

2. CASH ON HAND AND IN BANKS

The subsidiary banks are required to maintain an average reserve balance with either the Federal Reserve or in the form of cash on hand. The amount of this required reserve balance at December 31, 2007 was $9,500,000.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities designated as available-for-sale is presented below.

                       INVESTMENTS AS OF DECEMBER 31, 2007


                                                                                Gross Unrealized     Estimated
                                                        Weighted   Amortized   -------------------     Fair
               (dollars in thousands)                    Yield       Cost       Gains     Losses      Value
               ----------------------                   --------   ---------   -------   --------   ----------
US GOVERNMENT AND FEDERAL AGENCY:
  maturing within one year ..........................     3.66%    $  2,550          3         --      2,553

GOVERNMENT SPONSORED ENTERPRISES:
  maturing within one year ..........................     4.86%         947         --         (1)       946
  maturing after one year through five years ........     0.00%          --         --         --         --
  maturing after five years through ten years .......     7.06%         280         --         (1)       279
  maturing after ten years ..........................     6.47%          87          1         --         88
                                                                   --------    -------   --------    -------
                                                          5.43%       1,314          1         (2)     1,313
                                                                   --------    -------   --------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..........................     3.82%       1,741          5         (1)     1,745
  maturing after one year through five years ........     4.30%       3,928         45         (2)     3,971
  maturing after five years through ten years .......     4.96%      16,847        932         (2)    17,777
  maturing after ten years ..........................     5.09%     255,109      8,999       (319)   263,789
                                                                   --------    -------   --------    -------
                                                          5.06%     277,625      9,981       (324)   287,282
                                                                   --------    -------   --------    -------
MORTGAGE-BACKED SECURITIES ..........................     4.55%     346,085        693     (3,405)   343,373
FHLMC AND FNMA STOCK ................................     5.74%       7,593         --     (1,804)     5,789

               OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..     5.06%         199         --         --        199

FHLB AND FRB STOCK, AT COST .........................     1.72%      59,815         --         --     59,815
                                                                   --------    -------   --------    -------
     TOTAL INVESTMENTS ..............................     4.52%    $695,181     10,678     (5,535)   700,324
                                                                   ========    =======   ========    =======

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

                      INVESTMENTS AS OF DECEMBER 31, 2006

                                                                                Gross Unrealized     Estimated
                                                        Weighted   Amortized   -------------------     Fair
                 (dollars in thousands)                  Yield       Cost       Gains     Losses       Value
                 ----------------------                 --------   ---------   -------   ---------   ---------
US GOVERNMENT AND FEDERAL AGENCY:
  maturing within one year ..........................   478.00%    $ 10,982         --         (6)     10,976

GOVERNMENT SPONSORED ENTERPRISES:
  maturing within one year ..........................    49.00%       8,177         --        (17)      8,160
  maturing after one year through five years ........   515.00%         648         --         --         648
  maturing after five years through ten years .......   773.00%         352          5         --         357
  maturing after ten years ..........................   668.00%         153          1         --         154
                                                                   --------    -------   --------     -------
                                                        505.00%       9,330          6        (17)      9,319
                                                                   --------    -------   --------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..........................   365.00%       2,190          2         (1)      2,191
  maturing after one year through five years ........   408.00%       5,736         43        (21)      5,758
  maturing after five years through ten years .......   492.00%      15,180        818        (11)     15,987
  maturing after ten years ..........................   512.00%     276,756     11,794        (86)    288,464
                                                                   --------    -------   --------     -------
                                                        508.00%     299,862     12,657       (119)    312,400
                                                                   --------    -------   --------     -------
MORTGAGE-BACKED SECURITIES ..........................   421.00%     434,224        195     (7,869)    426,550
FHLMC AND FNMA STOCK ................................   574.00%       7,593        218         --       7,811

                   OTHER INVESTMENTS:
CERTIFICATES OF DEPOSITS WITH OVER 90 DAY MATURITY ..   483.00%       2,864         --         --       2,864

FHLB AND FRB STOCK, AT COST .........................   126.00%      55,717         --         --      55,717
                                                                   --------    -------   --------     -------
     TOTAL INVESTMENTS ..............................   436.00%    $820,572     13,076     (8,011)    825,637
                                                                   ========    =======   ========     =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

The amortized cost of securities was as follows at:

                                                        December 31,
               (dollars in thousands)                       2005
               ----------------------                   ------------
Government Sponsored Enterprises ....................     $  5,859
State and Local Governments and Other Issues ........      303,126
Mortgage-backed Securities ..........................      596,508
FHLMC and FNMA stock ................................        7,593
Certificates of Deposits with over 90 day maturity ..        2,085
FHLB and FRB stock ..................................       53,529
                                                          --------
                                                          $968,700
                                                          ========

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

Investments with an unrealized loss position at December 31, 2007:

                                                                  Less than 12 months     12 months or more           Total
                                                                 --------------------   --------------------   --------------------
                                                                  Fair     Unrealized    Fair     Unrealized     Fair    Unrealized
                   (dollars in thousands)                         Value        Loss      Value       Loss       Value       Loss
                   ----------------------                        -------   ----------   -------   ----------   -------   ----------
Government Sponsored Enterprises .............................   $   739         2           --         --         739         2
State and Local Governments and other issues .................    19,762       287        4,371         37      24,133       324
Mortgage-backed Securities ...................................    34,178       388      222,449      3,017     256,627     3,405
FHLMC stock ..................................................     5,696     1,804           --         --       5,696     1,804
                                                                 -------     -----      -------    -------     -------     -----
Total temporarily impaired securities ........................   $60,375     2,481      226,820      3,054     287,195     5,535
                                                                 =======     =====      =======    =======     =======     =====

Investments with an unrealized loss position at December 31, 2006:

                                                                 Less than 12 months      12 months or more             Total
                                                                 --------------------   --------------------   --------------------
                                                                  Fair     Unrealized     Fair    Unrealized     Fair    Unrealized
                   (dollars in thousands)                         Value       Loss       Value       Loss       Value       Loss
                   ----------------------                        -------   ----------   -------   ----------   -------   ----------
US Government and Federal Agency .............................   $10,976        6            --        --       10,976         6
Government Sponsored Enterprises .............................     4,688        2         4,003        15        8,691        17
State and Local Governments and other issues .................     7,241       43         9,039        76       16,280       119
Mortgage-backed Securities ...................................     6,393       26       406,218     7,843      412,611     7,869
                                                                 -------       --       -------     -----      -------     -----
Total temporarily impaired securities ........................   $29,298       77       419,260     7,934      448,558     8,011
                                                                 =======       ==       =======     =====      =======     =====

As of December 31, 2007, there were 188 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. Mortgage-backed securities have the largest unrealized loss. These securities have underlying collateral consisting of U.S. Government Sponsored Enterprise guaranteed mortgages. The unrealized losses are primarily a function of changes in market interest rates between the issue dates and the current measurement date. The fair value of these securities declined from $412,611,000 at December 31, 2006 to $256,627,000 at December 31, 2007, and the unrealized loss declined from 1.9 percent of fair value to 1.3 percent of fair value for those same years. With the continued principal reductions on these securities, and the potential for increased fair value in the event of declines in intermediate term interest rates, the unrealized losses are considered temporary.

Interest income includes tax-exempt interest for the years ended December 31, 2007, 2006, and 2005 of $13,427,000, $13,901,000, and $13,867,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2007, 2006, and 2005 were approximately $55,501,000, $488,000 and
$116,139,000, respectively, resulting in gross gains of approximately $1,000, $0 and $471,000 and gross losses of approximately $9,000, $3,000 and $609,000 respectively. The cost of any investment sold is determined by specific identification.

At December 31, 2007, the Company had investment securities with carrying values of approximately $576,963,000 pledged as security for deposits of several local government units, securities sold under agreements to repurchase, and as collateral for treasury borrowings. At December 31, 2007, the Company had qualified investment securities with carrying values of approximately $24,646,000 pledged as collateral for advances with the FHLB.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                           December 31,
                                                    -------------------------
               (dollars in thousands)                  2007           2006
               ----------------------               -----------    ----------
 Residential first mortgage .....................    $  689,238       758,921
 Loans held for sale ............................        40,123        35,135
 Commercial real estate .........................     1,617,076     1,165,617
 Other commercial ...............................       636,351       691,667
 Consumer .......................................       206,724       218,640
 Home equity ....................................       432,217       356,477
                                                     ----------    ----------
                                                      3,621,729     3,226,457
Net deferred loan fees, premiums and discounts ..       (10,194)      (11,674)
Allowance for loan and lease losses .............       (54,413)      (49,259)
                                                     ----------    ----------
                                                     $3,557,122     3,165,524
                                                     ==========    ==========

The following is a summary of activity in allowance for loan and lease losses:

                                     Years ended December 31,
                                  ------------------------------
    (dollars in thousands)          2007        2006       2005
    ----------------------        --------    -------    -------
Balance, beginning of period ..   $49,259      38,655     26,492
Acquisitions ..................       639       6,091      6,627
Net charge offs ...............    (2,165)       (679)      (487)
Provision .....................     6,680       5,192      6,023
                                  -------     -------    -------
Balance, end of period ........   $54,413      49,259     38,655
                                  =======     =======    =======

Following is an allocation of the allowance for loan and lease losses and the percent of loans in each category at:

                                                          DECEMBER 31, 2007       December 31, 2006
                                                        ---------------------   ----------------------
                                                                  PERCENT OF              Percent of
                                                                  OF LOANS IN             of loans in
               (dollars in thousands)                   AMOUNT     CATEGORY      Amount    category
               ----------------------                   -------   -----------   -------   -----------
Residential first mortgage and loans held for sale ..   $ 4,755       20.2%     $ 5,421      24.6%
Commercial real estate ..............................    23,010       44.6%      16,741      36.1%
Other commercial ....................................    17,453       17.6%      18,361      21.5%
Consumer ............................................     4,680       11.9%       4,649       6.8%
Home equity .........................................     4,515        5.7%       4,087      11.0%
                                                        -------      -----      -------     -----
                                                        $54,413      100.0%     $49,259     100.0%
                                                        =======      =====      =======     =====

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE...CONTINUED

The following is a summary of the non-performing loans:

                                                   Years ended December 31,
                                                   ------------------------
             (dollars in thousands)                 2007      2006    2005
             ----------------------                -------   -----   -----
Impaired loans ..................................  $12,152   6,065   5,252
Average recorded investment in impaired loans ...    7,311   5,451   5,090
Impairment allowance ............................    2,827      --      --
Non-accrual loans ...............................    8,560   6,065   5,252
Accruing loans 90 days or more overdue ..........    2,685   1,345   4,505

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $683,000, $462,000, and $359,000 for the years ended December 31, 2007, 2006, and 2005.
Interest income recognized on non-accruing loans for the years ended December 31, 2007, 2006, and 2005 was not significant.

At December 31, 2007, the Company had $2,084,698,000 in variable rate loans and $1,537,031,000 in fixed rate loans. The weighted average interest rate on loans was 7.90 percent and 7.64 percent at December 31, 2007 and 2006, respectively. At December 31, 2007, 2006 and 2005, loans sold and serviced for others were $177,173,000, $177,518,000, and $145,279,000, respectively. At December 31,
2007, the Company had qualified loans of approximately $1,678,830,000 pledged as collateral for advances with the FHLB.

Substantially all of the Company's loan receivables are with customers within the Company's market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. The subsidiary banks are subject to regulatory limits for the amount of loans to any individual borrower and all subsidiary banks are in compliance as of December 31, 2007. No borrower had outstanding loans or commitments exceeding 10 percent of the Company's consolidated stockholders' equity as of December 31, 2007.

The combined total of lot acquisition loans to borrowers who intend to construct a primary residence on the lot, and other construction and land acquisition and development loans is $1,020,901,000 and represents 28.3 percent of the total loans as of December 31, 2007. The December 31, 2006 total was $789,000,000, or
24.5 percent of total loans. Increases incurred in each subsidiary with the largest amounts outstanding centered in the high growth areas of Western Montana, and Couer d'Alene, Sandpoint, and Boise Idaho. The geographic dispersion, in addition to the normal credit standards described in the above paragraphs, further mitigates the risk of loss in the portfolio.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company did not have any outstanding commitments on impaired loans as of December 31, 2007.

The Company had outstanding commitments as follows:

                                          December 31,
                                     --------------------
     (dollars in thousands)             2007       2006
                                     ----------   -------
Loans and loans in process ........  $  682,679   653,056
Unused consumer lines of credit ...     249,397   224,455
Letters of credit .................      72,105    63,375
                                     ----------   -------
                                     $1,004,181   940,886
                                     ==========   =======

Substantially all of the loans held for sale at December 31, 2007 and 2006 were committed to be sold.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE...CONTINUED

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2007 and 2006 was approximately $97,790,000 and $93,258,000. During 2007, new loans to such related parties were approximately $59,047,000 and repayments were approximately $54,515,000.

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of the following at:

                                                        December 31,
                                                   --------------------
            (dollars in thousands)                    2007       2006
            ----------------------                 ---------   --------
Land ............................................  $ 19,339     18,573
Office buildings and construction in progress ...   104,281     91,964
Furniture, fixtures and equipment ...............    47,806     42,187
Leasehold improvements ..........................     5,347      4,302
Accumulated depreciation ........................   (53,024)   (46,267)
                                                   --------    -------
                                                   $123,749    110,759
                                                   ========    =======

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $8,508,000, $6,746,000, and $5,349,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2007 and 2006 was $264,000 and $297,000, respectively, and there was no interest capitalized for the year ended December 31, 2005.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:


                                                                   Mortgage
                                                    Core Deposit   Servicing
         (dollars in thousands)                      Intangible    Rights (1)   Total
         ----------------------                     ------------   ----------   ------
AS OF DECEMBER 31, 2007
    Gross carrying value                              $ 25,706
    Accumulated amortization                           (11,743)
                                                      --------
    Net carrying value                                $ 13,963        1,262     15,225
                                                      ========

AS OF DECEMBER 31, 2006
    Gross carrying value                              $ 23,575
    Accumulated amortization                            (8,825)
                                                      --------
    Net carrying value                                $ 14,750        1,168     15,918
                                                      ========

WEIGHTED-AVERAGE AMORTIZATION PERIOD
    (Period in years)                                     10.0          9.8       10.0

AGGREGATE AMORTIZATION EXPENSE
    For the year ended December 31, 2007              $  3,202          188      3,390
    For the year ended December 31, 2006              $  2,024          193      2,217
    For the year ended December 31, 2005                 1,470          276      1,746

ESTIMATED AMORTIZATION EXPENSE
    For the year ended December 31, 2008              $  3,032           85      3,117
    For the year ended December 31, 2009                 2,738           83      2,821
    For the year ended December 31, 2010                 2,369           81      2,450
    For the year ended December 31, 2011                 1,662           79      1,741
    For the year ended December 31, 2012                 1,300           76      1,376

(1) Gross carrying value and accumulated amortization are not readily available

The following is a summary of activity in goodwill for the year ended December 31, 2007.

      (dollars in thousands)                          Goodwill
      ----------------------                          --------
Balance as of December 31, 2006                       $129,716
Sale of Western's Lewistown branch                        (454)
Adjustment for FCB-Billings' building                     (760)
Adjustment for FCB-Billings' loan                        3,605
Acquisition of North Side State Bank                     8,233
Other adjustments                                          (39)
                                                      --------
Balance as of December 31, 2007                       $140,301
                                                      ========

On April 30, 2007, North Side was acquired and became a branch of 1st Bank. The purchase price included core deposit intangible of $2,524,000 and goodwill of $8,233,000.

As a condition of acquiring First Citizens Bank of Billings, a subsidiary of CDC which was acquired on October 1, 2006, bank regulators required Western to divest of Western's branch in Lewistown, Montana. Western was acquired in February 2001 through the purchase of WesterFed Financial Corporation ("WesterFed"), its parent company. The WesterFed acquisition was accounted for

6. GOODWILL AND OTHER INTANGIBLE ASSETS...CONTINUED

using the purchase method of accounting with a portion of goodwill allocated to Western's Lewistown branch. With the January 2007 sale of the Lewistown branch, $454,000 of goodwill associated with such branch was removed.

In March 2007, Western adjusted its purchase price allocation for First Citizens Bank of Billings based upon new information available to management concerning the estimated fair value of property as of the acquisition date. Accordingly, the fair value of such property was increased by $1,250,000 with a related $490,000 increase in deferred tax liability, resulting in a $760,000 decrease in goodwill.

In February 2007, Western became aware of a preacquisition contingency in regards to a loan that was impaired as of the October 1, 2006 acquisition of First Citizens Bank of Billings. After taking into consideration recoveries, the amount of impairment determined to have occurred on or before the acquisition date is estimated to be $5,948,000 which was considered a reduction of the fair value of the loans on acquisition date with a corresponding after-tax adjustment of $3,605,000 to goodwill. No further adjustment to the fair value of the loan is expected. Management continues to pursue additional recoveries and remedies from the guarantors and other third parties, with any recoveries occurring after September 30, 2007 recorded in earnings in the period in which the recoveries were received or accrued.

7. DEPOSITS

Deposits consist of the following at:

                                                            DECEMBER 31, 2007                      December 31, 2006
                                                  -----------------------------------   -------------------------------------
                                                    WEIGHTED                              Weighted
            (DOLLARS IN THOUSANDS)                AVERAGE RATE     AMOUNT     PERCENT   Average Rate     Amount      Percent
            ----------------------                ------------   ----------   -------   ------------   ----------    -------
Demand accounts                                       0.0%       $  788,087    248.0%        0.0%      $  829,355    259.0%
                                                                 ----------    -----                   ----------    -----
NOW accounts ...................................      1.0%          472,936    149.0%        8.0%         452,766    141.0%
Savings accounts ...............................      1.0%          265,182     83.0%        1.0%         271,932     85.0%
Money market demand accounts ...................     36.0%          803,668    252.0%       31.0%         708,384    221.0%
Certificate of deposits:
     100% and lower ............................                      1,659      1.0%                       2,289      1.0%
     101% to 200% ..............................                      1,375      0.0%                       9,469      3.0%
     201% to 300% ..............................                     33,130      1.0%                      73,793     23.0%
     301% to 400% ..............................                    154,511     49.0%                     179,558     56.0%
     401% to 500% ..............................                    353,404    111.0%                     290,015      9.0%
     501% to 600% ..............................                    309,345     97.0%                     216,682     67.0%
     601% to 700% ..............................                        134      0.0%                         257      0.0%
    701% and higher ............................                         32      0.0%                          18      0.0%
    Brokered 290 to 310% .......................                      1,015      0.0%                     173,015     54.0%
                                                                 ----------    -----                   ----------    -----
            Total certificate of deposits ......     47.0%          854,605    259.0%        4.0%         945,096    294.0%
                                                                 ----------    -----                   ----------    -----
Total interest bearing deposits ................     33.0%        2,396,391    743.0%       28.0%       2,378,178    741.0%
                                                                 ----------    -----                   ----------    -----
Total deposits .................................     25.0%       $3,184,478    991.0%       21.0%      $3,207,533    100.0%
                                                                 ==========    =====                   ==========    =====

Deposits with a balance $100,000 and greater ...                 $1,615,558                            $1,649,029
                                                                 ==========                            ==========

7. DEPOSITS...CONTINUED

At December 31, 2007, scheduled maturities of certificate of deposits are as follows:

                                               Years ending December 31,
                            -----------------------------------------------------------------
  (dollars in thousands)     TOTAL       2008      2009       2010       2011      Thereafter
-------------------------   --------   --------   --------   --------   --------   ----------
1.00% and lower ..........  $  1,659     1,547       112        --         --           --
1.01% to 2.00% ...........     1,375     1,257       114        --          2            2
2.01% to 3.00% ...........    33,130    28,804     3,358       153        120          695
3.01% to 4.00% ...........   154,511   122,818    20,089     6,219      2,903        2,482
4.01% to 5.00%............   353,404   284,584    36,577    20,648      5,687        5,908
5.01% to 6.00% ...........   309,345   258,147    28,337    10,113      8,495        4,253
6.01% to 7.00% ...........       134       111        --        23         --           --
7.01% to 8.00%............        32        13        --        --         --           19
Brokered 2.90 to 5.05% ...     1,015     1,015        --        --         --           --
                            --------   -------    ------    ------     ------       ------
                            $854,605   698,296    88,587    37,156     17,207       13,359
                            ========   =======    ======    ======     ======       ======

Interest expense on deposits is summarized as follows:

                                       Years ended December 31,
                                    ----------------------------
     (dollars in thousands)          2007     2006        2005
------------------------------      -------   ------    --------
NOW accounts ....................   $ 4,708     2,976       889
Savings accounts ................     2,679     2,336     1,130
Money market demand  accounts ...    27,248    18,043     7,552
Certificate of deposits .........    46,824    34,792    16,134
                                    -------   -------   -------
                                    $81,459    58,147    25,705
                                    =======   =======   =======

The Company reclassified approximately $4,115,000 and $3,837,000 of overdraft demand deposits to loans as of December 31, 2007 and 2006, respectively. The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2007, and 2006 was approximately $67,241,000 and $70,991,000, respectively.

8. ADVANCES FROM FHLB OF SEATTLE

Advances from the FHLB consist of the following:

                                                                                    Totals as of
                                 Maturing in years ending December 31,              December 31,
                         -----------------------------------------------------   -----------------
(dollars in thousands)     2008     2009     2010   2011    2012    Thereafter     2007     2006
----------------------   --------   -----   -----   ----   ------   ----------   -------   -------
2.01% to 3.00% ......    $     --      --      --    --        --        --           --    87,500
3.01% to 4.00% ......       3,000     250     750    --    40,000        --       44,000    57,600
4.01% to 5.00% ......     429,917   2,000      --   493    42,000       804      475,214    46,075
5.01% to 6.00% ......      18,133       1      --    --        --     1,105       19,239   114,878
6.01% to 7.00% ......          74      48      24    --        --       250          396     1,069
7.01% to 8.00% ......         100      --      --    --        --        --          100       400
                         --------   -----     ---   ---    ------     -----      -------   -------
                         $451,224   2,299     774   493    82,000     2,159      538,949   307,522
                         ========   =====     ===   ===    ======     =====      =======   =======

These advances are collateralized by stock of the FHLB of Seattle owned by the Company and a blanket assignment of the unpledged qualifying loans and investments. The total amount of advances available, subject to collateral availability, as of December 31, 2007 was approximately $399,563,000.

8. ADVANCES FROM FHLB OF SEATTLE...CONTINUED

The weighted average fixed interest rate on these advances was 4.41 percent and
4.15 percent at December 31, 2007 and 2006, respectively. As of December 31, 2007, the FHLB holds callable options, which may be exercised after a predetermined time as shown below as of December 31, 2007:

                                                                   Interest                 Earliest
              (dollars in thousands)                   Amount        Rate        Maturity     Call
              ----------------------                  --------   -------------   --------   --------
Call Terms
  Quarterly at FHLB option ........................   $  3,000           5.37%    2008        2008
  Quarterly at FHLB option ........................     15,000           5.52%    2008        2008
  If three month LIBOR is greater than 8% on
    quarterly measurement date after initial term..     82,000   3.49% - 4.83%    2012        2008
                                                      --------
                                                      $100,000
                                                      ========

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of the following at:

                                DECEMBER 31, 2007

                                                                BOOK        MARKET
                                                 WEIGHTED     VALUE OF     VALUE OF
                                   REPURCHASE    AVERAGE     UNDERLYING   UNDERLYING
      (DOLLARS IN THOUSANDS)         AMOUNT     FIXED RATE     ASSETS       ASSETS
      ----------------------       ----------   ----------   ----------   ----------
SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE WITHIN:
  OVERNIGHT.....................    $177,392       3.56%       183,909     183,404
  TERM OVER 90 DAYS.............         649       5.05%           654         658
                                    --------                  --------     -------
                                    $178,041       3.57%      $184,563     184,062
                                    ========                  ========     =======

                                December 31, 2006

      (dollars in thousands)
      ----------------------
Securities sold under agreements
to repurchase within:

Overnight ......................    $150,601       4.57%       155,622     154,561
Term up to 30 days .............      10,191       3.62%         9,386       9,331
Term over 90 days ..............       9,424       5.07%         9,743      10,096
                                    --------                  --------     -------
                                    $170,216       4.54%      $174,751     173,988
                                    ========                  ========     =======

The securities, consisting of U.S. Agency and U.S. Government Sponsored Enterprises issued or guaranteed mortgage-backed securities, subject to agreements to repurchase are for the same securities originally sold, and are held in a custody account by a third party. For the years ended December 31, 2007 and 2006, securities sold under agreements to repurchase averaged approximately $171,290,000 and $153,314,000, respectively, and the maximum outstanding at any month end during the year was approximately $193,421,000 and $164,338,000, respectively.

10. SUBORDINATED DEBENTURES

Trust Preferred Securities were issued by the Company's four trust subsidiaries, whose common stock is wholly-owned by the Company, in conjunction with the Company issuing Subordinated Debentures to the trust subsidiaries. The terms of the Subordinated Debentures are the same as the terms of the Trust Preferred Securities. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the trust subsidiaries. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the Trust Preferred Securities.

The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or the earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Interest distributions are payable quarterly. The Company may defer the payment of interest at any time from time to time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed at par prior to maturity at the Company's option on or after the redemption date. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in (1) subsidiary trusts becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the Company on the Subordinated

Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 Capital" under the Federal Reserve Bank capital adequacy guidelines.

The terms of the Subordinated Debentures, arranged by maturity date, is reflected in the table below:

                                               RATE AT                                 RATE UPON
   DEBENTURES ISSUED TO                        DECEMBER             FIXED/            CONVERSION         MATURITY   REDEMPTION
  (dollars in thousands)       AMOUNT          31, 2007            VARIABLE           TO VARIABLE          DATE        DATE
  ----------------------      --------   ---------------------   -------------   ---------------------   --------   ----------
Glacier Capital Trust II....  $ 46,393           5.788%          Fixed 5 years   3 mo LIBOR plus 2.75%   04/07/34    04/07/09
Citizens Capital Trust I....     5,155   3 mo Libor plus 2.65%   Variable            unchanged           06/17/34    06/17/09
Glacier Capital Trust III...    36,083           6.078%          Fixed 5 years   3 mo LIBOR plus 1.29%   04/07/36    04/07/11
Glacier Capital Trust IV....    30,928           7.235%          Fixed 5 years   3 mo LIBOR plus 1.57%   09/15/36    09/15/11
                              --------
                              $118,559
                              ========

11. REGULATORY CAPITAL

The Federal Reserve Bank has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Bank's adequacy guidelines and the Company's and subsidiaries banks' compliance with those guidelines as of December 31, 2007. Three of the five subsidiaries acquired as result of the acquisition of CDC were merged into other Company subsidiaries during 2007 and their regulatory capital was moved to the subsidiary they merged into. For the year ended December 31, 2006 regulatory capital, the regulatory capital is combined for the five CDC subsidiaries.

                                                              Minimum capital   Well capitalized
                                                Actual          requirement       requirement
                                           ---------------    ---------------   ----------------
                                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                                           -------   -----    -------   -----   -------   ------
Tier 1 capital (to risk weighted assets)
   Consolidated.........................   484,394   12.17%   159,261   4.00%   238,892    6.00%
   Mountain West........................    88,962   10.45%    34,056   4.00%    51,085    6.00%
   Glacier..............................    85,467   10.75%    31,810   4.00%    47,715    6.00%
   First Security.......................    87,818   13.67%    25,705   4.00%    38,558    6.00%
   Western..............................    57,212   14.22%    16,092   4.00%    24,139    6.00%
   1st Bank.............................    32,659   11.27%    11,589   4.00%    17,383    6.00%
   Big Sky .............................    33,497   11.04%    12,136   4.00%    18,204    6.00%
   Valley ..............................    24,948   11.68%     8,545   4.00%    12,817    6.00%
   Whitefish............................    18,671   10.96%     6,814   4.00%    10,221    6.00%
   Citizens.............................    17,724   11.92%     5,948   4.00%     8,923    6.00%
   First Bank-MT.........                   12,353   10.79%     4,578   4.00%     6,867    6.00%
   Morgan...............................     8,841   14.10%     2,508   4.00%     3,761    6.00%

Total capital (to risk weighted assets)
   Consolidated..............              534,221   13.42%   318,523   8.00%   398,153   10.00%
   Mountain West........................    99,351   11.67%    68,113   8.00%    85,141   10.00%
   Glacier..............................    94,773   11.92%    63,620   8.00%    79,525   10.00%
   First Security.......................    95,878   14.92%    51,410   8.00%    64,263   10.00%
   Western..............................    62,263   15.48%    32,185   8.00%    40,231   10.00%
   1st Bank.............................    36,218   12.50%    23,178   8.00%    28,972   10.00%
   Big Sky .............................    37,300   12.29%    24,273   8.00%    30,341   10.00%
   Valley ..............................    27,621   12.93%    17,089   8.00%    21,362   10.00%
   Whitefish............................    20,651   12.12%    13,629   8.00%    17,036   10.00%
   Citizens.............................    19,588   13.17%    11,897   8.00%    14,871   10.00%
   First Bank-MT........................    13,785   12.04%     9,156   8.00%    11,445   10.00%
   Morgan...............................     9,625   15.35%     5,015   8.00%     6,269   10.00%

Tier 1 capital (to average assets)
   Consolidated.........................   484,394   10.48%   184,865   4.00%   231,081    5.00%
   Mountain West........................    88,962    9.01%    39,497   4.00%    49,371    5.00%
   Glacier..............................    85,467    9.62%    35,553   4.00%    44,441    5.00%
   First Security.......................    87,818   11.11%    31,619   4.00%    39,523    5.00%
   Western..............................    57,212   11.18%    20,470   4.00%    25,588    5.00%
   1st Bank.............................    32,659    7.41%    17,623   4.00%    22,029    5.00%
   Big Sky .............................    33,497   11.17%    11,997   4.00%    14,996    5.00%
   Valley                                   24,948    9.03%    11,057   4.00%    13,821    5.00%
   Whitefish                                18,671    9.63%     7,753   4.00%     9,691    5.00%
   Citizens                                 17,724   10.10%     7,017   4.00%     8,772    5.00%
   First Bank-MT                            12,353    9.26%     5,334   4.00%     6,668    5.00%
   Morgan                                    8,841   10.41%     3,398   4.00%     4,248    5.00%

11. REGULATORY CAPITAL... CONTINUED

The following table illustrates the Federal Reserve Bank's adequacy guidelines and the Company's and subsidiary banks' compliance with those guidelines as of December 31, 2006:

                                                               Minimum capital  Well capitalized
                                               Actual            requirement      requirement
                                           ---------------    ---------------   ----------------
                                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                                           -------   -----    -------   -----   -------   ------
Tier 1 capital (to risk weighted assets)
   Consolidated.........................   424,479   12.10%   140,350   4.00%   210,525    6.00%
   Mountain West........................    74,222   10.39%    28,567   4.00%    42,851    6.00%
   Glacier..............................    71,462   11.12%    25,696   4.00%    38,544    6.00%
   First Security.......................    76,408   13.58%    22,501   4.00%    33,752    6.00%
   CDC..................................    33,711   10.88%    12,388   4.00%    18,582    6.00%
   Western..............................    46,949   15.12%    12,422   4.00%    18,633    6.00%
   1st Bank.............................    19,899   10.24%     7,773   4.00%    11,660    6.00%
   Big Sky .............................    29,696   11.50%    10,332   4.00%    15,497    6.00%
   Valley ..............................    21,852   11.31%     7,731   4.00%    11,596    6.00%
   Whitefish............................    16,803   11.50%     5,847   4.00%     8,770    6.00%
   Citizens.............................    15,470   10.53%     5,877   4.00%     8,816    6.00%
   Morgan...............................     8,749   15.63%     2,239   4.00%     3,359    6.00%

Total capital (to risk weighted assets)
   Consolidated.........................   468,504   13.35%   280,700   8.00%   350,876   10.00%
   Mountain West........................    82,563   11.56%    57,135   8.00%    71,418   10.00%
   Glacier..............................    78,802   12.27%    51,393   8.00%    64,241   10.00%
   First Security.......................    83,471   14.84%    45,003   8.00%    56,254   10.00%
   CDC..................................    37,603   12.14%    24,776   8.00%    30,970   10.00%
   Western..............................    50,906   16.39%    24,845   8.00%    31,056   10.00%
   1st Bank.............................    22,329   11.49%    15,546   8.00%    19,433   10.00%
   Big Sky .............................    32,934   12.75%    20,663   8.00%    25,829   10.00%
   Valley ..............................    24,270   12.56%    15,462   8.00%    19,327   10.00%
   Whitefish............................    18,630   12.75%    11,693   8.00%    14,617   10.00%
   Citizens.............................    17,312   11.78%    11,755   8.00%    14,694   10.00%
   Morgan...............................     9,450   16.88%     4,479   8.00%    13,000   10.00%

Tier 1 capital (to average assets)
   Consolidated.........................   424,479    9.77%   173,825   4.00%   217,281    5.00%
   Mountain West........................    74,222    8.52%    34,842   4.00%    43,553    5.00%
   Glacier..............................    71,462    9.43%    30,316   4.00%    37,895    5.00%
   First Security.......................    76,408   10.47%    29,179   4.00%    36,474    5.00%
   CDC..................................    33,711    9.01%    14,966   4.00%    18,708    5.00%
   Western..............................    46,949   11.55%    16,263   4.00%    20,329    5.00%
   1st Bank.............................    19,899    6.50%    12,246   4.00%    15,307    5.00%
   Big Sky .............................    29,696   10.76%    11,037   4.00%    13,797    5.00%
   Valley ..............................    21,852    8.14%    10,744   4.00%    13,430    5.00%
   Whitefish............................    16,803    8.97%     7,493   4.00%     9,367    5.00%
   Citizens.............................    15,470    9.81%     6,310   4.00%     7,888    5.00%
   Morgan...............................     8,749   10.29%     3,400   4.00%     4,249    5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be capitalized at less than 8 percent total capital (to risk weighted assets), 4 percent tier 1 capital (to risk weighted assets), or a 4

11. REGULATORY CAPITAL... CONTINUED

percent tier 1 capital (to average assets). At December 31, 2007 and 2006, each of the subsidiary banks' capital measures exceed the highest supervisory threshold, which requires total capital (to risk weighted assets) of at least 10 percent, tier 1 capital (to risk weighted assets) of at least 6 percent, and a tier 1 capital (to average assets) of at least 5 percent. Each of the subsidiary banks was considered well capitalized by the respective regulator as of December 31, 2007 and 2006. There are no conditions or events since year-end that management believes have changed the Company's or subsidiaries risk-based capital category.

The subsidiary banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2007, approximately $111,038,000 of retained earnings was available for dividend declaration without prior regulatory approval.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

                                             Years ended December 31,
                                            --------------------------
         (dollars in thousands)               2007     2006     2005
         ----------------------             -------   ------   -------
Current:
  Federal................................   $29,016   26,740   22,099
  State..................................     6,491    6,317    5,416
                                            -------   ------   ------
    Total current tax expense ..........     35,507   33,057   27,515
                                            -------   ------   ------
Deferred:

  Federal................................      (348)  (1,453)  (1,955)
  State..................................       (72)    (347)    (249)
                                            -------   ------   ------
    Total deferred tax (income) expense..      (420)  (1,800)  (2,204)
                                            -------   ------   ------
      Total income tax expense ..........   $35,087   31,257   25,311
                                            =======   ======   ======

Combined federal and state income tax exp federal statutory corporate tax rate as for

                                                    Years ended December 31,
                                                    ------------------------
                                                      2007    2006    2005
                                                      ----    ----    ----
Federal statutory rate...........................     35.0%   35.0%   35.0%
State taxes, net of federal income tax benefit ..      4.0%    4.2%    4.3%
Tax-exempt interest income ......................     -4.4%   -5.0%   -5.9%
Other, net.......................................     -0.8%   -0.4%   -0.8%
                                                      ----    ----    ----
                                                      33.8%   33.8%   32.6%
                                                      ====    ====    ====

12. FEDERAL AND STATE INCOME TAXES...CONTINUED

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                             December 31,
                                                        -------------------
              (dollars in thousands)                      2007         2006
              ----------------------                    --------    -------
Deferred tax assets:
  Allowance for loan and lease losses................   $ 21,359     19,777
  Deferred compensation..............................      2,542      2,535
  Stock based compensation...........................      2,236        909
  Other..............................................      1,555      2,371
                                                        --------    -------
             Total gross deferred tax assets ........     27,692     25,592
                                                        --------    -------
Deferred tax liabilities:
   Federal Home Loan Bank stock dividends............    (10,033)   (10,629)
   Fixed assets, due to differences in depreciation..     (5,025)    (4,781)
   Intangibles.......................................     (6,930)    (6,030)
   Deferred loan costs...............................     (2,745)    (2,514)
   Available-for-sale securities ....................     (2,027)    (1,996)
   Other.............................................     (1,413)    (1,569)
                                                        --------    -------
      Total gross deferred tax liabilities ..........    (28,173)   (27,519)
                                                        --------    -------
            Net deferred tax liability ..............   $   (481)    (1,927)
                                                        ========    =======

The Company and its subsidiary banks join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 remain subject to examination by federal, Montana, Idaho and Utah tax authorities and income tax returns for the year ended December 31, 2003 remain subject to examination by the state of Montana and Idaho.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN 48. In accordance with FIN 48, the Company reclassified the unrecognized tax benefit amount from a deferred tax liability to a current tax liability. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

                                                               Dollars in
                                                                Thousands
                                                               ----------
Balance at January 1, 2007..................................      $300
Reduction of unrecongized tax benefits for expired periods..       (90)
                                                                  ----
Balance at December 31, 2007................................      $210
                                                                  ====

If the unrecognized tax benefit amount at December 31, 2007 was recognized, it would decrease the Company's effective tax rate from 33.8 percent to 33.6 percent. The Company believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the years ended December 31, 2007 and 2006, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $50,000 and $0 accrued for the payment of interest at December 31, 2007 and 2006, respectively. The Company had accrued $0 for the payment of penalties at December 31, 2007 and 2006, respectively.

12. FEDERAL AND STATE INCOME TAXES...CONTINUED

There is no valuation allowance at December 31, 2007 and 2006 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2007 includes approximately $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year federal bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that is subject to a "safe harbor" provision requiring an annual 3 percent non-elective contribution by the Company. To be considered eligible for the plan, an employee must be 21 year of age and have been employed for a full calendar quarter. In addition, elective contributions, depending on the Company's profitability, may be made to the plan. To be considered eligible for the elective contributions, an employee must be 21 years of age, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions. The total plan expense for the years ended December 31, 2007, 2006, and 2005 was approximately $3,964,000, $4,730,000 and $4,057,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60 percent of their monthly salaries. The Company matches an amount equal to 50 percent of the employee's contribution, up to 6 percent of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2007, 2006 and 2005 was approximately $1,333,000, $1,120,000, and $930,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 50 percent of a participants' salary, and for 100 percent of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $543,000, $643,000, and $483,000, for the years ending December 31, 2007, 2006, and 2005, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2007, 2006, and 2005 for this plan were approximately $259,000, $226,000, and $190,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2007, the liability related to the obligations was approximately $1,871,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligations during 2007 was insignificant.

The Company has a Supplemental Executive Retirement Plan (SERP) which is intended to supplement payments due to participants upon retirement under the Company's other qualified plans. The Company credits the participant's account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant's account under the tax-qualified plans were it not for limitations imposed by the Internal Revenue Service, or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company's required contribution to the SERP for the years ended December 31, 2007, 2006 and 2005 was approximately $70,000, $102,000, and $74,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2007, 2006, and 2005 for this plan were approximately $52,000, $48,000, and $190,000, respectively.

The Company has elected as of January 1, 2007 to self-insure certain costs related to employee health and accident benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis.

The Company has entered into employment contracts with nineteen senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            For the Years Ended December 31,
                                         -------------------------------------
                                            2007          2006         2005
                                         -----------   ----------   ----------
Net earnings available to common
   stockholders, basic and diluted....   $68,603,000   61,131,000   52,373,000
Average outstanding shares - basic....    53,236,489   49,727,299   46,943,741
Add:  Dilutive stock options                 511,909      769,878      895,333
                                         -----------   ----------   ----------
Average outstanding shares - diluted..    53,748,398   50,497,177   47,839,074
                                         ===========   ==========   ==========
Basic earnings per share..............   $      1.29         1.23         1.12
                                         ===========   ==========   ==========
Diluted earnings per share............   $      1.28         1.21         1.09
                                         ===========   ==========   ==========

There were approximately 701,000, 606,000, and 148,000 options excluded from the diluted share calculation for December 31, 2007, 2006, and 2005, respectively, due to the option exercise price exceeding the market price of the Company's common stock.

15. STOCK OPTION PLANS

The Company has stock-based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of stock options to outside Directors of the Company. The Employees 1995 Stock Option Plan was approved to provide the grant of stock options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired stock options outstanding. The 2005 Stock Incentive Plan was approved by shareholders on April 27, 2005 which provides awards to certain full-time employees of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options, the shares are obtained from the authorized and unissued stock.

The 1994, 1995, and 2005 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her stock options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company's common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All stock option shares are adjusted for stock splits and stock dividends. The term of the stock options may not exceed five years from the date the options are granted. The employee stock options generally vest over a period of two years and the director options vest over a period of six months.

The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of stock options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the twelve months ended December 31, 2007, the compensation cost for the stock option plans was $3,578,000, with a corresponding income tax benefit of $1,390,000, resulting in a net earnings and cash flow from operations reduction of $2,187,000, or a decrease of $.04 per share for both basic and diluted earnings per share. Additionally, in the Consolidated Statement of Cash Flows, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $1,745,000 the twelve months ended December 31, 2007. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 1 year was $1,987,000 as of December 31, 2007. The total fair value of shares vested for the year ended December 31, 2007 and 2006 was $2,013,000 and $1,266,000,
respectively.

15. STOCK OPTION PLANS...CONTINUED

Prior to the adoption of SFAS No. 123 (R), the Company utilized the intrinsic value method and compensation cost was the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The exercise price of all stock options granted has been equal to the fair market value of the underlying stock at the date of grant and, accordingly, the intrinsic value has been $0 and no compensation cost was recognized prior to the adoption of SFAS No. 123 (R). The Company did not modify any outstanding stock options prior to the adoption of the standard. If the Company had determined compensation cost based on fair value of the stock options at the grant date under SFAS 123 (R) prior to the date of adoption, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                   Year ended
                               December 31, 2005
                               -----------------
Net earnings (in thousands):
   As reported                      $52,373
   Compensation cost                 (1,308)
                                    -------
   Pro forma                         51,065
                                    =======
Basic earnings per share:
   As reported                         1.12
   Compensation cost                  (0.03)
                                    -------
   Pro forma                           1.09
                                    =======
Diluted earnings per share:
   As reported                         1.09
   Compensation cost                  (0.02)
                                    -------
   Pro forma                           1.07
                                    =======

The per share weighted-average fair value of stock options on the date of grant was based on the Black Scholes option-pricing model. The Company uses historical data to estimate option exercise and termination within the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield in effect at the time of the grant. The stock option awards generally vest upon six months or two years of service for directors and employees, respectively, and generally expire in five years. Expected volatilities are based on historical volatility and other factors. The following lists the various assumptions and fair value of the grants awarded during the year.

                                                Options granted during
                                                -----------------------
                                                 2007     2006     2005
                                                -----    -----    -----
Fair Value of Stock Options - Black Scholes..   $5.05    $4.31    $2.35
Expected Volatility..........................      26%      27%      18%
Expected Dividends...........................    2.12%    2.23%    2.23%
Risk Free Interest Rate......................    4.80%    4.35%    3.44%
Expected Life................................    3.47     3.30     3.40

At December 31, 2007, total shares available for stock option grants to employees and directors are 4,047,626. Changes in shares granted for stock options for the years ended December 31, 2007, 2006, and 2005, respectively, are summarized as follows:

15. STOCK OPTION PLANS...CONTINUED

                                                      Weighted
                                                      average
                                       Options     exercise price
                                      ---------    --------------
Outstanding at December 31, 2006...   2,733,923        15.82
Canceled...........................     (54,056)       20.88
Granted............................     773,720        23.44
Exercised..........................    (550,070)       11.10
                                      ---------
Outstanding at December 31, 2007...   2,903,517        18.62
                                      =========
Excercisable at December 31, 2007..   1,526,917        15.42
                                      =========

The range of exercise prices on options outstanding and exercisable at December 31, 2007 is as follows:

                                                                       Options exercisable
                                                                   ----------------------------
                                  Weighted          Weighted                        Weighted
                    Options        average           average         Options        average
Price range       Outstanding   exercise price   life of options   Exercisable   exercise price
---------------   -----------   --------------   ---------------   -----------   --------------
$0 - $6.18            54,061       $ 4.53            .5 years          54,061       $ 4.53
$6.19 -$12.36        230,350         9.58            .1 years         230,350         9.58
$12.37 - $18.54      949,556        15.47           1.7 years         949,556        15.47
$18.55 and over    1,669,550        22.11           3.4 years         292,950        21.87
                   ---------                                        ---------
                   2,903,517        18.62           2.6 years       1,526,917        15.42
                   =========                                        =========

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

                        STATEMENTS OF FINANCIAL CONDITION

                                                     December 31,
                                                  ------------------
             (dollars in thousands)                 2007      2006
             ----------------------               --------   -------
Assets:
   Cash........................................   $  2,374       567
   Interest bearing cash deposits..............     19,686    13,839
                                                  --------   -------
      Cash and cash equivalents................     22,060    14,406

   Investment securities, available-for-sale...      1,274     1,291
   Other assets................................     10,225     7,822
   Investment in subsidiaries..................    627,333   562,893
                                                  --------   -------
                                                  $660,892   586,412
                                                  ========   =======
Liabilities and Stockholders' Equity:

   Dividends payable ..........................   $  6,974     6,276
   Subordinated debentures.....................    118,559   118,559
   Other liabilities...........................      6,783     5,434
      Total liabilities........................    132,316   130,269

   Common stock ...............................        536       523
   Paid-in capital.............................    374,728   344,265
   Retained earnings...........................    150,195   108,286
   Accumulated other comprehensive income......      3,117     3,069
                                                  --------   -------
      Total stockholders' equity...............    528,576   456,143
                                                  --------   -------
                                                  $660,892   586,412
                                                  ========   =======

                            STATEMENTS OF OPERATIONS

                                                                         Years ended December 31,
                                                                        -------------------------
                               (dollars in thousands)                     2007     2006     2005
                               ----------------------                   -------   ------   ------
Revenues
   Dividends from subsidiaries.......................................   $40,550   25,400   21,950
   Other income .....................................................       889      754       60
   Intercompany charges for services.................................    11,345    9,711    8,365
                                                                        -------   ------   ------
      Total revenues.................................................    52,784   35,865   30,375
Expenses
   Employee compensation and benefits................................     7,564    6,508    5,144
   Other operating expenses..........................................    12,969   10,230   11,013
                                                                        -------   ------   ------
      Total expenses.................................................    20,533   16,738   16,157

   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries.......................................    32,251   19,127   14,218
   Income tax benefit................................................     4,444      298    3,386
                                                                        -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries....    36,695   19,425   17,604
   Subsidiary earnings in excess of dividends distributed                31,908   41,706   34,769
                                                                        -------   ------   ------
Net earnings.........................................................   $68,603   61,131   52,373
                                                                        =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                       ------------------------------
                      (dollars in thousands)                             2007        2006      2005
                      ----------------------                           --------    -------    -------
Operating Activities
   Net earnings ....................................................   $ 68,603     61,131     52,373
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Loss on sale of investments available-for-sale ..................         --         --        451
   Subsidiary earnings in excess of dividends distributed ..........    (31,908)   (41,706)   (34,769)
   Excess tax benefits related to the exercise of stock options ....     (1,745)    (1,217)        --
   Net increase in other assets and other liabilities ..............      5,316      4,986      4,709
                                                                       --------    -------    -------
Net cash provided by operating activities...........................     40,266     23,194     22,764
                                                                       --------    -------    -------

Investing activities
   Proceeds from sales, maturities and prepayments of securities
      available-for-sale ...........................................         --         --     17,796
   Equity contribution to subsidiary banks .........................    (10,416)   (65,035)   (56,206)
   Net addition of premises and equipment ..........................     (3,401)    (1,902)      (949)
                                                                       --------    -------    -------
Net cash used by investing activities ..............................    (13,817)   (66,937)   (39,359)
                                                                       --------    -------    -------

Financing activities
   Proceeds from issuance of subordinated debentures ...............         --     65,000         --
   Repayment of subordinated debentures ............................         --    (35,000)        --
   Cash dividends paid .............................................    (26,694)   (22,558)   (19,051)
   Excess tax benefits from stock options ..........................      1,745      1,217         --
   Proceeds from exercise of stock options and other stock issued...      6,154     36,403      5,158
   Cash paid for stock dividends ...................................         --         (5)        (8)
                                                                       --------    -------    -------
Net cash (used) provided by financing activities ...................    (18,795)    45,057    (13,901)
                                                                       --------    -------    -------

Net increase (decrease) in cash and cash equivalents ...............      7,654      1,314    (30,496)
Cash and cash equivalents at beginning of year .....................     14,406     13,092     43,588
                                                                       --------    -------    -------
Cash and cash equivalents at end of year ...........................   $ 22,060     14,406     13,092
                                                                       ========    =======    =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (dollars in thousands except per share amounts):

                                                                                            QUARTERS ENDED, 2007
                                                                     -------------------------------------------------------------
                                                                        MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                                     -------------   -------------   -------------   -------------
Interest income ..................................................   $      71,920          75,293          78,430          79,117
Interest expense............................................... ..          28,829          30,097          31,447          30,918
                                                                     -------------   -------------   -------------   -------------
Net interest income...............................................          43,091          45,196          46,983          48,199
Provision for loan losses.........................................           1,195           1,210           1,315           2,960
Earnings before income taxes......................................          24,405          25,323          26,950          27,012
Net earnings .....................................................          16,093          16,725          17,639          18,146
Basic earnings per share..........................................            0.31            0.31            0.33            0.34
Diluted earnings per share........................................            0.30            0.31            0.33            0.34
Dividends per share ..............................................            0.12            0.12            0.13            0.13
Market range high-low  ...........................................   $25.39-$22.76   $24.61-$19.55   $24.00-$18.41   $23.85-$17.57

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

                                                    Quarters Ended, 2006
                                 -------------------------------------------------------------
                                    March 31        June 30       September 30    December 31
                                 -------------   -------------   -------------   -------------
Interest income ...............  $      55,952          59,933          63,892          73,549
Interest expense...............         19,644          22,307          24,887          28,200
                                 -------------   -------------   -------------   -------------
Net interest income............         36,308          37,626          39,005          45,349
Provision for loan losses......          1,165           1,355           1,320           1,352
Earnings before income taxes...         20,472          22,219          23,603          26,094
Net earnings ..................         13,629          14,666          15,806          17,030
Basic earnings per share.......           0.28            0.30            0.32            0.33
Diluted earnings per share.....           0.28            0.30            0.31            0.32
Dividends per share ...........           0.11            0.11            0.11            0.12
Market range high-low  ........  $21.81-$19.72   $21.20-$18.69   $23.24-$18.55   $25.25-$21.99

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments have been defined to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. For purposes of the Company's Consolidated Statement of Financial Condition, this includes the following items:

                                                               2007                    2006
                                                     -----------------------   ----------------------
              (dollars in thousands)                   AMOUNT     FAIR VALUE     Amount    Fair Value
              ----------------------                 ----------   ----------   ---------   ----------
Financial Assets:
  Cash on hand and in banks.......................   $  145,697      145,697     136,591      136,591
  Federal funds sold                                        135          135       6,125        6,125
  Interest bearing cash deposits .................       81,777       81,777      30,301       30,301
  Investment securities ..........................      297,136      297,136     343,370      343,370
  Mortgage-backed securities .....................      343,373      343,373     426,550      426,550
  FHLB and FRB stock .............................       59,815       59,815      55,717       55,717
  Loans receivable, net...........................    3,557,122    3,580,202   3,165,524    3,139,276
  Accrued interest receivable.....................       26,168       26,168      25,729       25,729

Financial Liabilities:
  Deposits .......................................   $3,184,478    3,192,594   3,207,533    3,206,007
  Advances from the FHLB of Seattle...............      538,949      538,949     307,522      302,441
  Repurchase agreements and other borrowed funds..      401,621      401,628     338,986      338,986
  Subordinated debentures.........................      118,559      110,420     118,559      117,435
  Accured interest payable........................       13,281       13,281      11,041       11,041

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgments. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value is the book value of cash, federal funds sold, interest bearing cash deposits, and accrued interest receivable. For investment and mortgage-backed securities, the fair value is based on quoted market prices. The fair value of FHLB of Seattle and FRB stock is book value, due to the restrictions that such stock may only be sold to another member institution or the FHLB or FRB at their par value. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made.

Financial Liabilities - The estimated fair value of demand and savings deposits is the book value since rates are regularly adjusted to market rates. The estimated fair value of accrued interest payable is the book value. Certificate accounts fair value is estimated by discounting the future cash flows using current rates for similar deposits. The fair value of advances from the FHLB of Seattle is estimated by discounting future cash flows using current rates for advances with similar weighted average maturities.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Repurchase agreements and other borrowed funds have variable interest rates, or are short term, such that book value approximates fair value. The subordinated debentures' fair value is based on quoted market prices or comparison pricing to a similar obligations outstanding at year-end.

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. CONTINGENCIES AND COMMITMENTS

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $2,099,000, $1,784,000, and
$1,334,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company's subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $346,000, $333,000, and $273,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 are as follows (dollars in thousands):

                                            Capital   Operating
Years ended December 31,                     Leases     Leases     Total
------------------------                    -------   ---------   ------
2008                                         $  228      2,030     2,258
2009                                            231      1,958     2,189
2010                                            235      1,912     2,147
2011                                            239      1,596     1,835
2012                                            243      1,302     1,545
Thereafter                                    2,439      7,815    10,254
                                             ------     ------    ------
Total minimum lease payments                 $3,615     16,613    20,228
                                                        ======    ======
Less:  Amounts representing interest          1,433
                                             ------
Present value of minimum lease payments       2,182
Less:  Current portion of obligations
   under capital leases                          59
                                             ------
Long-term portion of obligations under
   capital leases                             2,123
                                             ======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

20.   ACQUISITIONS

On April 30, 2007, 1st Bank completed the acquisition of North Side with total assets of $128,252,000, loans of $38,773,000, and deposits of $99,568,000. The purchase price included core deposit intangible of $2,524,000 and goodwill of $8,223,000

On October 1, 2006, CDC and its five banking subsidiaries located across Montana were acquired. These subsidiaries include Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. The acquisition included total assets of $457,023,000, loans of $303,804,000, and deposits of $362,561,000. The purchase price included core deposit intangible of $7,863,000 and goodwill of $42,418,000. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change to First Security, Western, and Glacier. On June 22, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana.

20. ACQUISITIONS...CONTINUED

On September 1, 2006, the Company completed the acquisition of Morgan with total assets of $88,595,000, loans of $40,944,000, and deposits of $67,172,000. The purchase price included core deposit intangible of $896,000 and goodwill of $10,791,000. The acquisitions were accounted for under the purchase method of accounting.

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

The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. The five subsidiaries acquired as result of the acquisition of CDC included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 21, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana. As a result of the CDC mergers into the Company subsidiaries, the financial reporting activity for the year ended December 31, 2006 has been reclassified and included in the Company subsidiary into which each CDC bank was merged. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company, non-bank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in Note 1. Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

The following is a summary of selected operating segment information for the years ended and as of December 31, 2007, 2006, and 2005.

(dollars in thousands)

                                 Mountain                         First                          1st
          2007                     West           Glacier        Security       Western          Bank         Big Sky       Valley
        -------                ------------       --------       --------       --------       --------       --------     --------
Net interest income .........   $    41,115         33,008         32,674         19,069         16,861         12,610       10,680
Provision for loan losses ...        (2,225)        (1,400)        (1,100)             -           (585)          (645)        (405)
                                -----------        -------        -------        -------        -------        -------      -------
Net interest income after
 provision for loan losses ..        38,890         31,608         31,574         19,069         16,276         11,965       10,275
Noninterest income ..........        19,861         11,540          6,844          8,792          3,399          3,583        4,655
Core deposit amortization ...          (208)          (415)          (554)          (675)          (531)           (23)         (42)
Other noninterest expense ...       (36,745)       (20,805)       (17,295)       (15,972)       (10,490)        (7,220)      (8,222)
                                -----------        -------        -------        -------        -------        -------      -------
Earnings before income
 taxes ......................        21,798         21,928         20,569         11,214          8,654          8,305        6,666
Income tax (expense)
 benefit ....................        (7,701)        (7,642)        (7,027)        (4,129)        (3,157)        (3,144)      (1,955)
                                -----------        -------        -------        -------        -------        -------      -------
Net income ..................   $    14,097         14,286         13,542          7,085          5,497          5,161        4,711
                                ===========        =======        =======        =======        =======        =======      =======
Assets ......................   $ 1,038,294        903,440        792,882        508,729        456,273        315,885      282,643
Loans, net ..................       836,426        708,208        548,682        321,533        246,478        262,934      195,682
Goodwill ....................        23,159          8,640         18,582         22,311         30,742          1,752        1,770
Deposits ....................       666,330        473,594        533,260        345,273        365,906        215,771      187,657
Stockholders' equity ........       114,538         96,252        109,320         83,226         67,003         35,406       27,323

                                                            First Bank
          2007                 Whitefish       Citizens        of MT         Morgan         Other       Consolidated
        -------                ---------      ----------     --------        -------      ---------     ------------
Net interest income .........     7,262          7,532          6,308          3,274         (6,924)       183,469
Provision for loan losses ...      (180)           (75)           (20)           (45)             -         (6,680)
                                -------        -------        -------         ------       --------      ---------
Net interest income after
 provision for loan losses ..     7,082          7,457          6,288          3,229         (6,924)       176,789
Noninterest income ..........     1,933          2,550            736            813            112         64,818
Core deposit amortization ...         -           (146)          (451)          (157)             -         (3,202)
Other noninterest expense ...    (4,426)        (6,102)        (3,426)        (2,525)        (1,487)      (134,715)
                                -------        -------        -------         ------       --------      ---------
Earnings before income
 taxes ......................     4,589          3,759          3,147          1,360         (8,299)       103,690
Income tax (expense)
 benefit ....................    (1,652)        (1,403)        (1,395)          (325)         4,443        (35,087)
                                -------        -------        -------         ------       --------      ---------
Net income ..................     2,937          2,356          1,752          1,035         (3,856)        68,603
                                =======        =======        =======         ======       ========      =========
Assets ......................   197,672        182,769        149,483         95,054       (105,794)     4,817,330
Loans, net ..................   155,045        131,988         98,897         52,322         (1,073)     3,557,122
Goodwill ....................       260          9,553         12,556         10,976              -        140,301
Deposits ....................   105,596        139,228        113,692         73,375        (35,204)     3,184,478
Stockholders' equity ........    18,995         27,808         26,941         20,520        (98,756)       528,576

(dollars in thousands)

                                 Mountain                       First                         1st
            2006                   West          Glacier       Security      Western         Bank        Big Sky       Valley
          --------              ----------       --------      --------      -------       -------       -------       -------
Net interest income .........   $   36,133        29,721        30,366        16,299        11,525        12,054         9,893
Provision for loan losses ...       (1,500)         (900)         (600)            -          (300)         (305)         (485)
                                ----------       -------       -------       -------       -------       -------       -------

Net interest income after
 provision for loan losses ..       34,633        28,821        29,766        16,299        11,225        11,749         9,408
Noninterest income ..........       16,442        10,203         5,351         5,645         2,939         2,781         3,938
Core deposit amortization ...         (219)         (286)         (383)         (329)         (408)          (23)          (43)
Other noninterest expense ...      (31,057)      (18,061)      (15,149)      (11,748)       (8,153)       (6,561)       (7,649)
                                ----------       -------       -------       -------       -------       -------       -------
Earnings before income
 taxes ......................       19,799        20,677        19,585         9,867         5,603         7,946         5,654
Income tax (expense)
 benefit ....................       (6,163)       (7,040)       (6,303)       (1,797)       (2,358)       (2,703)       (1,626)
                                ----------       -------       -------       -------       -------       -------       -------
Net income ..................   $   13,636        13,637        13,282         8,070         3,245         5,243         4,028
                                ==========       =======       =======       =======       =======       =======       =======
Assets ......................   $  918,985       801,792       829,796       591,378       324,560       274,888       269,442
Loans, net ..................      701,390       598,609       537,382       364,899       152,197       218,482       177,507
Goodwill ....................       23,159         8,656        18,605        19,892        22,508         1,752         1,770
Deposits ....................      693,323       491,361       547,711       395,245       255,834       223,605       183,233
Stockholders' equity ........       98,954        87,844       102,912        82,764        43,911        31,282        24,247

                                                            First Bank
            2006                Whitefish      Citizens       of MT         Morgan       Other       Consolidated
          --------              ---------      --------     ----------      ------      --------     ------------
Net interest income .........      6,958         8,247         1,580         1,090        (5,578)      158,288
Provision for loan losses ...       (180)         (900)            -           (22)            -        (5,192)
                                 -------       -------      --------        ------      --------     ---------
Net interest income after ...
 provision for loan losses ..      6,778         7,347         1,580         1,068        (5,578)      153,096
Noninterest income ..........      1,654         2,161           200           318           210        51,842
Core deposit amortization ...          -          (164)         (115)          (54)            -        (2,024)
Other noninterest expense ...     (4,003)       (5,898)         (691)         (651)         (905)     (110,526)
                                 -------       -------      --------        ------      --------     ---------
Earnings before income
 taxes ......................      4,429         3,446           974           681        (6,273)       92,388
Income tax (expense)
 benefit ....................     (1,476)       (1,507)         (334)         (248)          298       (31,257)
                                 -------       -------      --------        ------      --------     ---------
Net income ..................      2,953         1,939           640           433        (5,975)       61,131
                                 =======       =======      ========        ======      ========     =========
Assets ......................    187,704       172,517       148,097        95,991      (143,852)    4,471,298
Loans, net ..................    142,480       137,779        90,595        45,302        (1,098)    3,165,524
Goodwill ....................        260         9,553        12,660        10,901             -       129,716
Deposits ....................    121,100       128,317       116,512        75,348       (24,056)    3,207,533
Stockholders' equity ........     16,918        25,549        25,766        20,308      (104,312)      456,143

21. OPERATING SEGMENT INFORMATION...CONTINUEDl

           (dollars in thousands)

                                 Mountain                       First                       1st
            2005                  West          Glacier       Security      Western         Bank        Big Sky        Valley
         ------------          -----------      --------      --------      --------      --------      --------      --------
Net interest income .......... $   29,607        26,508        24,839        14,522         8,179        11,540         9,444
Provision for loan losses ....     (1,897)       (1,500)         (630)            -          (251)         (965)         (375)
                               ----------       -------       -------       -------       -------       -------       -------
Net interest income after
 provision for loan losses ...     27,710        25,008        24,209        14,522         7,928        10,575         9,069
Noninterest income ...........     15,812         9,136         3,990         3,966         2,340         2,475         3,509
Core deposit amortization ....       (214)         (252)         (202)         (224)         (371)          (26)          (48)
Other noninterest expense ....    (26,006)      (16,016)      (11,141)       (9,741)       (5,636)       (5,509)       (6,787)
                               ----------       -------       -------       -------       -------       -------       -------
Earnings before income taxes..     17,302        17,876        16,856         8,523         4,261         7,515         5,743
Income tax (expense) benefit..     (5,886)       (6,096)       (5,505)       (2,488)       (1,401)       (2,819)       (1,783)
                               ----------       -------       -------       -------       -------       -------       -------
Net income ................... $   11,416        11,780        11,351         6,035         2,860         4,696         3,960
                               ==========       =======       =======       =======       =======       =======       =======
Assets ....................... $  779,538       731,468       769,094       431,640       304,196       267,402       254,437
Loans, net ...................    544,429       462,761       453,814       231,817       111,682       203,869       151,204
Goodwill .....................     23,159         4,084        12,165         3,848        22,508         1,752         1,770
Deposits .....................    558,280       424,739       476,253       269,494       244,336       191,040       174,059
Stockholders' equity .........     80,008        69,257        83,447        49,458        41,577        26,581        21,809


            2005                Whitefish     Citizens       Other      Consolidated
         ------------           ---------     --------     ---------    ------------
Net interest income ..........    6,527         5,013        (6,172)      130,007
Provision for loan losses ....     (300)         (105)            -        (6,023)
                                -------       -------      --------     ---------
Net interest income after
 provision for loan losses ...    6,227         4,908        (6,172)      123,984
Noninterest income ...........    1,916         1,902          (420)       44,626
Core deposit amortization ....        -          (133)            -        (1,470)
Other noninterest expense ....   (3,428)       (4,052)       (1,140)      (89,456)
                                -------       -------      --------     ---------
Earnings before income taxes..    4,715         2,625        (7,732)       77,684
Income tax (expense) benefit..   (1,698)       (1,022)        3,387       (25,311)
                                -------       -------      --------     ---------
Net income ...................    3,017         1,603        (4,345)       52,373
                                =======       =======       =======     =========
Assets .......................  174,069       144,161      (147,030)    3,708,975
Loans, net ...................  125,512       113,222        (1,123)    2,397,187
Goodwill .....................      260         9,553             -        79,099
Deposits .....................  112,790       110,023       (26,302)    2,534,712
Stockholders' equity .........   14,847        23,029       (76,774)      333,239

22. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree b) Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase c) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations with any future business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company has evaluated the impact of the adoption of this standard and determined there will not be a material effect on the Company's financial position or results of operations. At present, the Company has chosen not to measure the permitted items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB EITF issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier

22. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS . . .CONTINUED

application permitted. The Company expects to adopt the Interpretation during the first quarter of 2008 without material effect on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company adopted the Interpretation January 1, 2007 without material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the net servicing income period or net servicing loss periods or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the periods in which the change occur. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. The Company adopted the Statement beginning January 1, 2007 and chose the amortization of servicing assets over the net servicing income or loss period without material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement to Beneficial Interest in Securitized Financial Assets." This Statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company adopted the Statement beginning January 1, 2007 without material effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2007, has issued an attestation report on the Company's internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding "Directors and Executive Officers" is set forth under the headings "Information with Respect to Nominees and Other Directors - Background of Nominees and Continuing Directors" and "Security Ownership of Certain Beneficial Owners and Management - Executive Officers who are not Directors" of the Company's 2008 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16 (a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

Information regarding the Company's audit committee financial expert is set forth under the heading "Meetings and Committees of Board of Directors - Committee Membership" in our Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics can be accessed electronically by visiting the Company's website at www.glacierbancorp.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company's 2003 annual report Form 10K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding "Executive Compensation" is set forth under the headings "Compensation of Directors" and "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Information with Respect to Nominees and Other Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information regarding "Certain Relationships and Related Transactions and Director Independence" is set forth under the heading "Transactions with Management" and "Corporate Governance - Director Independence" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding "Principal Accounting Fees and Services" is set forth under the heading "Registered Public Accountants" of the Company's Proxy Statement and is incorporated herein by reference.

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

(1) The following exhibits are included as part of this Form 10-K:

EXHIBIT NO.        EXHIBIT
--------------     -------
3(a)               Amended and Restated Articles of Incorporation (1)

3(b)               Amended and Restated Bylaws (2)

10(a) *            Amended and Restated 1995 Employee Stock Option Plan and related agreements (3)

10(b) *            Amended and Restated 1994 Director Stock Option Plan and related agreements (3)

10(c) *            Deferred Compensation Plan effective January 1, 2005 (4)

10(d) *            Supplemental Executive Retirement Agreement (4)

10(e) *            2005 Stock Incentive Plan and related agreements (5)

10(f) *            Employment Agreement dated January 1, 2008 between the Company, Glacier Bancorp, Inc. and
                   Michael J. Blodnick (6)

10(g) *            Employment Agreement dated January 1, 2008 between the Company, Glacier Bancorp, Inc. and
                   Ron J. Copher (6)

10(h) *            Employment Agreement date January 1, 2008 between the Company, Glacier Bancorp, Inc. and
                   Don Chery (6)

10(i) *            Employment agreement dated January 1, 2008, between Mountain West Bank and Jon W. Hippler (6)


14                 Code of Ethics (7)

21                 Subsidiaries of the Company (See item 1, "Subsidiaries")

23                 Consent of BKD LLP

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

(1) Incorporated by reference to Exhibit 3(a), included in the Company's Form 10-K for the year ended December 31, 2006.

(2) Incorporated by reference to Exhibit 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2004.

(3) Incorporated by reference to Exhibit 99.1 - 99.4 of the Company's S-8 Registration Statement (No. 333-105995).

(4) Incorporated by reference to exhibits 10(g) and 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(5) Incorporated by reference to exhibits 99.1 through 99.3 of the Company's S-8 Registration Statement (No. 333-125024).

(6) Incorporated by reference to Exhibits 10.1 through 10.4 included in the Company's Form 8-K filed by the Company on December 27, 2007.

(7) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

*     Compensatory Plan or Arrangement

     SIGNATURES

PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

                                              GLACIER BANCORP, INC.

                                              By: /s/ Michael J. Blodnick
                                                 ------------------------------
                                                 Michael J. Blodnick
                                                 President/CEO/Director

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2008, by the following persons in the capacities indicated.


/s/Michael J. Blodnick                        President, CEO, and Director
--------------------------------------        (Principal Executive Officer)
Michael J. Blodnick

/s/Ron J. Copher                              Senior Vice President and CFO
--------------------------------------        (Principal Financial Accounting Officer)
Ron J. Copher

Majority of the Board of Directors

/s/ Everit A. Sliter                          Chairman
--------------------------------------
Everit A. Sliter

/s/ James M. English                          Director
--------------------------------------
James M. English

/s/ Allen Fetscher                            Director
--------------------------------------
Allen J. Fetscher

/s/ Jon W. Hippler                            Director
--------------------------------------
Jon W. Hippler

/s/ Craig A. Langel                           Director
--------------------------------------
Craig A. Langel

/s/ L. Peter Larson                           Director
--------------------------------------
L. Peter Larson

/s/ Douglas J. McBride                        Director
--------------------------------------
Douglas J. McBride

/s/ John W. Murdoch                           Director
--------------------------------------
John W. Murdoch