Form 10-Q
period 2008-03-31
GLACIER BANCORP INC
filed 2008-05-12
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO
                                    -----------------    -----------------

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MONTANA                                                                                        81-0519541
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                 (IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana                                                            59901
-----------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

(406) 756-4200
-----------------------------------------------------------------------------------------------------------------------------------
Registrant's telephone number, including area code

 Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

      Large Accelerated Filer [X]        Accelerated Filer          [ ]
      Non-Accelerated Filer   [ ]        Smaller reporting Company  [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on April 21, 2008 was 53,950,559. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                 Page
                                                                                ------
PART I. FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Condensed Consolidated Statements of Financial Condition - Unaudited
       March 31, 2008, March 31, 2007 and audited December 31, 2007..........       3

       Condensed Consolidated Statements of Operations  - Unaudited three
       months ended March 31, 2008 and 2007..................................       4

       Condensed Consolidated Statements of Stockholders' Equity and
       Comprehensive Income - Year ended December 31, 2007 and unaudited
       three months ended March 31, 2008.....................................       5

       Condensed Consolidated Statements of Cash Flows - Unaudited three
       months ended March 31, 2008 and 2007..................................       6

       Notes to Condensed Consolidated Financial Statements - Unaudited......       7

   Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations ............................................      20

   Item 3 - Quantitative and Qualitative Disclosure about Market Risk .......      30

   Item 4 - Controls and Procedures..........................................      30

PART II. OTHER INFORMATION ..................................................      31

   Item 1 -  Legal Proceedings...............................................      31

   Item 1A - Risk Factors ...................................................      31

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......      32

   Item 3 - Defaults Upon Senior Securities..................................      32

   Item 4 - Submission of Matters to a Vote of Security Holders..............      33

   Item 5 - Other Information................................................      33

   Item 6 - Exhibits ........................................................      33

   Signatures................................................................      33

                             GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              MARCH 31,    December 31,    March 31,
            (Dollars in thousands, except per share data)                       2008           2007          2007
------------------------------------------------------------------------     -----------   ------------   -----------
                                                                             (UNAUDITED)    (audited)     (unaudited)
ASSETS:
  Cash on hand and in banks ............................................     $   113,016        145,697       123,697
  Federal funds sold ...................................................             135            135         2,752
  Interest bearing cash deposits .......................................          72,662         81,777        88,112
                                                                             -----------   ------------   -----------
     Cash and cash equivalents .........................................         185,813        227,609       214,561

  Investment securities ................................................         691,270        700,324       773,364
  Loans receivable, net ................................................       3,585,847      3,516,999     3,124,368
  Loans held for sale ..................................................          39,341         40,123        32,778
  Premises and equipment, net ..........................................         124,183        123,749       115,123
  Real estate and other assets owned, net ..............................           2,098          2,043         1,727
  Accrued interest receivable ..........................................          25,900         26,168        25,340
  Core deposit intangible, net .........................................          13,184         13,963        13,861
  Goodwill .............................................................         140,301        140,301       132,303
  Other assets .........................................................          26,935         26,051        25,588
                                                                             -----------   ------------   -----------
     Total assets ......................................................     $ 4,834,872      4,817,330     4,459,013
                                                                             ===========   ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Non-interest bearing deposits ........................................     $   770,456        788,087       788,426
  Interest bearing deposits ............................................       2,388,483      2,396,391     2,410,668
  Advances from Federal Home Loan Bank of Seattle ......................         472,761        538,949       455,625
  Securities sold under agreements to repurchase .......................         191,369        178,041       162,491
  Other borrowed funds .................................................         300,820        223,580         5,930
  Accrued interest payable .............................................          11,116         13,281        12,980
  Deferred tax liability ...............................................             932            481            94
  Subordinated debentures ..............................................         118,559        118,559       118,559
  Other liabilities ....................................................          37,428         31,385        31,804
                                                                             -----------   ------------   -----------
     Total liabilities .................................................       4,291,924      4,288,754     3,986,577
                                                                             -----------   ------------   -----------

  Preferred shares, $.01 par value per share. 1,000,000 shares authorized ..........................................................
   None issued or outstanding ..........................................               -              -             -
  Common stock, $.01 par value per share. 117,187,500
   shares authorized ...................................................             539            536           527
  Paid-in capital ......................................................         378,547        374,728       350,065
  Retained earnings - substantially restricted .........................         159,579        150,195       118,054
  Accumulated other comprehensive income ...............................           4,283          3,117         3,790
                                                                             -----------   ------------   -----------
     Total stockholders' equity ........................................         542,948        528,576       472,436
                                                                             -----------   ------------   -----------
     Total liabilities and stockholders' equity ........................     $ 4,834,872      4,817,330     4,459,013
                                                                             ===========   ============   ===========

  Number of shares outstanding .........................................      53,918,813     53,646,480    52,656,162
  Book value per share .................................................     $     10.07           9.85          8.97

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
(UNAUDITED - dollars in thousands, except per share data)       2008         2007
---------------------------------------------------------   -----------   ----------
INTEREST INCOME:
  Real estate loans .....................................   $    12,592       14,441
  Commercial loans ......................................        42,533       36,652
  Consumer and other loans ..............................        12,107       11,314
  Investment securities and other .......................         8,784        9,513
                                                            -----------   ----------
   Total interest income ................................        76,016       71,920
                                                            -----------   ----------

INTEREST EXPENSE:
  Deposits ..............................................        16,869       18,807
  Federal Home Loan Bank of Seattle advances ............         5,718        5,042
  Securities sold under agreements to repurchase ........         1,341        1,887
  Subordinated debentures ...............................         1,873        1,814
  Other borrowed funds ..................................         1,586        1,279
                                                            -----------   ----------
   Total interest expense ...............................        27,387       28,829
                                                            -----------   ----------

NET INTEREST INCOME .....................................        48,629       43,091
  Provision for loan losses .............................         2,500        1,195
                                                            -----------   ----------
   Net interest income after provision for loan
    losses ..............................................        46,129       41,896
                                                            -----------   ----------

NON-INTEREST INCOME:
  Service charges and other fees ........................         9,471        8,263
  Miscellaneous loan fees and charges ...................         1,490        1,822
  Gains on sale of loans ................................         3,880        3,042
  Gain (Loss) on sale of investments ....................           248           (8)
  Other income ..........................................         1,173        2,573
                                                            -----------   ----------
   Total non-interest income ............................        16,262       15,692
                                                            -----------   ----------
NON-INTEREST EXPENSE:
  Compensation, employee benefits and related expense....        21,097       19,506
  Occupancy and equipment expense .......................         5,133        4,458
  Advertising and promotions expense ....................         1,539        1,440
  Outsourced data processing expense ....................           667          812
  Core deposit intangibles amortization .................           779          780
  Other expense .........................................         6,398        6,187
                                                            -----------   ----------
   Total non-interest expense ...........................        35,613       33,183
                                                            -----------   ----------
EARNINGS BEFORE INCOME TAXES ............................        26,778       24,405

  Federal and state income tax expense ..................         9,379        8,312
                                                            -----------   ----------
NET EARNINGS ............................................   $    17,399       16,093
                                                            ===========   ==========

Basic earnings per share ................................   $      0.32         0.31
Diluted earnings per share ..............................   $      0.32         0.30
Dividends declared per share ............................   $      0.13         0.12
Return on average assets (annualized) ...................          1.46%        1.48%
Return on average equity (annualized) ...................         12.98%       14.02%
Average outstanding shares - basic ......................    53,849,608   52,500,395
Average outstanding shares - diluted ....................    54,034,186   53,239,346

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
  YEAR ENDED DECEMBER 31, 2007 AND UNAUDITED THREE MONTHS ENDED MARCH 31, 2008


                                                                                               Retained     Accumulated    Total
                                                                Common Stock                   earnings       Other        stock-
                                                             -------------------   Paid-in  substantially  comprehensive  holders'
     (Dollars in thousands, except per share data)             Shares     Amount   capital    restricted      income       equity
----------------------------------------------------------   ----------   ------   -------  -------------  -------------  --------
Balance at December 31, 2006 .............................   52,302,820   $  523   344,265        108,286          3,069   456,143

Comprehensive income:
 Net earnings ............................................           --       --        --         68,603             --    68,603
 Unrealized gain on securities, net of reclassification
  adjustment and taxes ...................................           --       --        --             --             48        48
                                                                                                                          --------
Total comprehensive income ...............................                                                                  68,651
                                                                                                                          --------

Cash dividends declared ($.50 per share) .................           --       --        --        (26,694)            --   (26,694)
Stock options exercised ..................................      550,080        6     6,148             --             --     6,154
Stock issued in connection with acquisition ..............      793,580        7    18,993             --             --    19,000
Stock based compensation and tax benefit .................           --       --     5,322             --             --     5,322
                                                             ----------   ------   -------  -------------  -------------  --------
Balance at December 31, 2007 .............................   53,646,480   $  536   374,728        150,195          3,117   528,576

Comprehensive income:
 Net earnings ............................................           --       --        --         17,399             --    17,399
 Unrealized gain on securities, net of reclassification
  adjustment and taxes ...................................           --       --        --             --          1,166     1,166
                                                                                                                          --------
Total comprehensive income ...............................                                                                  18,565
                                                                                                                          --------

Cash dividends declared ($.13 per share) .................           --       --        --         (7,018)            --    (7,018)
Stock options exercised ..................................      272,333        3     2,614             --             --     2,617
Cumulative effect of a change in accounting principle ....           --       --        --           (997)            --      (997)
Stock based compensation and tax benefit .................           --       --     1,205             --             --     1,205
                                                             ----------   ------   -------  -------------  -------------  --------
Balance at March 31, 2008 (unaudited) ....................   53,918,813   $  539   378,547        159,579          4,283   542,948
                                                             ==========   ======   =======  =============  =============  ========

See accompanying notes to condensed consolidated financial statements.

                             GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                 (UNAUDITED - dollars in thousands)                2008               2007
--------------------------------------------------------------   ---------         ----------
OPERATING ACTIVITIES:
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...............   $  26,640             25,755
                                                                 ---------         ----------
INVESTING ACTIVITIES:
     Proceeds from sales, maturities and prepayments of
      investments available-for-sale .........................     171,558             61,768
     Purchases of investments available-for-sale .............    (160,771)            (7,481)
     Principal collected on installment and commercial
      loans ..................................................     240,504            262,076
     Installment and commercial loans originated or
      acquired ...............................................    (316,583)          (299,714)
     Principal collections on mortgage loans .................      83,509            123,188
     Mortgage loans originated or acquired ...................     (78,778)          (103,330)
     Net purchase of FHLB and FRB stock ......................         (31)            (1,693)
     Net cash paid for sale of Western's Lewistown branch.....           -             (6,846)
     Net addition of premises and equipment ..................      (2,685)            (5,295)
                                                                 ---------         ----------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ....     (63,277)            22,673
                                                                 ---------         ----------

FINANCING ACTIVITIES:
     Net (decrease) increase in deposits .....................     (25,539)            16,970
     Net increase (decrease) in FHLB advances and other
      borrowed funds .........................................      11,052            (14,737)
     Net increase (decrease) in securities sold under
      repurchase agreements ..................................      13,328             (7,724)
     Cash dividends paid .....................................      (7,019)            (6,325)
     Excess tax benefits from stock options ..................         402              1,217
     Proceeds from exercise of stock options and other stock
      issued .................................................       2,617              3,715
                                                                 ---------         ----------
      NET CASH USED IN FINANCING ACTIVITIES ..................      (5,159)            (6,884)
                                                                 ---------         ----------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...     (41,796)            41,544
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     227,609            173,017
                                                                 ---------         ----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 185,813            214,561
                                                                 =========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest ................................................   $  29,552             26,891
     Income taxes ............................................   $   1,295              2,400

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2008 and 2007, stockholders' equity for the three months ended March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2007 have been derived from the audited consolidated statements of the Company as of that date.

      The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2)    Organizational Structure

      The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. As of March 31, 2008, the Company is the parent holding company for eleven wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), Glacier Bank of Whitefish ("Whitefish"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah.

      On April 30, 2008, Whitefish merged into Glacier with operations conducted under the Glacier charter. Prior period activity of Whitefish will be combined and included in Glacier's historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without purchase accounting.

      In addition, the Company owns four trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), and Citizens (ID) Statutory Trust I ("Citizens Trust I") for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46(R), the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

      See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company was $4.8 billion at March 31, 2008, ten of the eleven community banks had total assets of less than $1 billion. Morgan, the smallest community bank subsidiary had $95.1 million in total assets, while Mountain West, the largest community bank subsidiary, had $1.049 billion in total assets at March 31, 2008.

The following abbreviated organizational chart illustrates the various relationships as of March 31, 2008:

                                          ----------------------------
                                         |    Glacier Bancorp, Inc.   |
                                         |  (Parent Holding Company)  |
                                          ----------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
|    Mountain West Bank   |   |      Glacier Bank     |   |   |  First Security Bank |   |   Western Security Bank  |
|   (ID Community  Bank)  |   |  (MT Community Bank)  |   |   |     of Missoula      |   |    (MT Community Bank)   |
|                         |   |                       |   |   | (MT Community Bank)  |   |                          |
 -------------------------     -----------------------    |    ----------------------    ---------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
|         1st Bank        |   |        Big Sky        |   |   |      Valley Bank     |   |       Glacier Bank       |
|   (WY Community Bank)   |   |      Western Bank     |   |   |       of Helena      |   |       of Whitefish       |
|                         |   |  (MT Community Bank)  |   |   | (MT Community Bank)  |   |   (MT Community Bank)    |
 -------------------------     -----------------------         ----------------------    ---------------------------
                                                          |
 ----------------------------- ---------------------------|---------------------------------------------------------
| Citizens Community Bank |   | First Bank of Montana |   |   |  First National Bank |   |                          |
|   (ID Community Bank)   |   |  (MT Community Bank)  |   |   |       of Morgan      |   | Glacier Capital Trust II |
|                         |   |                       |   |   |  (UT Community Bank) |   |                          |
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

3)    Investments

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                        INVESTMENTS AS OF MARCH 31, 2008

                                                                                                                 Estimated
                                                                     Weighted   Amortized    Gross Unrealized      Fair
                      (Dollars in thousands)                           Yield       Cost      Gains     Losses      Value
------------------------------------------------------------------  ----------  ---------   --------  --------   ---------
            AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
 maturing within one year ........................................        2.21% $     269          1         -         270

GOVERNMENT-SPONSORED ENTERPRISES:
 maturing within one year ........................................        3.41%       698          2         -         700
 maturing one year through five years ............................        0.00%         -          -         -           -
 maturing five years through ten years ...........................        6.21%       274          -        (1)        273
 maturing after ten years ........................................        5.98%        82          1         -          83
                                                                                ---------   --------  --------   ---------
                                                                          4.33%     1,054          3        (1)      1,056
                                                                                ---------   --------  --------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
 maturing within one year ........................................        4.08%     1,484          8         -       1,492
 maturing one year through five years ............................        4.49%     4,289        103         -       4,392
 maturing five years through ten years ...........................        5.08%    15,600      1,031         -      16,631
 maturing after ten years ........................................        5.16%   252,245      8,433      (415)    260,263
                                                                                ---------   --------  --------   ---------
                                                                          5.14%   273,618      9,575      (415)    282,778
                                                                                ---------   --------  --------   ---------

MORTGAGE-BACKED SECURITIES .......................................        4.54%   341,309      2,956    (3,546)    340,719

FHLMC AND FNMA STOCK .............................................        5.74%     7,593          -    (1,504)      6,089
                                                                                ---------   --------  --------   ---------
    TOTAL MARKETABLE SECURITIES ..................................        4.82%   623,843     12,535    (5,466)    630,912
                                                                                ---------   --------  --------   ---------

                  OTHER INVESTMENTS:
Certificates of Deposits with over 90 day maturity, at cost ......        5.25%        99          -         -          99
FHLB and FRB stock, at cost ......................................        1.73%    59,846          -         -      59,846
Other stock, at cost .............................................        3.09%       413          -         -         413

                                                                                ---------   --------  --------   ---------
    TOTAL INVESTMENTS ............................................        4.54% $ 684,201     12,535    (5,466)    691,270
                                                                                =========   ========  ========   =========

                       INVESTMENTS AS OF DECEMBER 31, 2007

                                                                                                                 Estimated
                                                                     Weighted   Amortized    Gross Unrealized      Fair
                  (Dollars in thousands)                               Yield      Cost      Gains       Losses    Value
-----------------------------------------------------------------    --------   ---------   --------  --------   ---------
                 AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
 maturing within one year .......................................        3.66%  $   2,550          3         -       2,553

GOVERNMENT-SPONSORED ENTERPRISES:
 maturing within one year .......................................        4.86%        947          -        (1)        946
 maturing one year through five years ...........................        0.00%          -          -         -           -
 maturing five years through ten years ..........................        7.06%        280          -        (1)        279
 maturing after ten years .......................................        6.47%         87          1         -          88
                                                                                ---------   --------  --------   ---------
                                                                         5.43%      1,314          1        (2)      1,313
                                                                                ---------   --------  --------   ---------

STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
 maturing within one year .......................................        4.03%      1,328          5        (1)      1,332
 maturing one year through five years ...........................        4.30%      3,928         45        (2)      3,971
 maturing five years through ten years ..........................        4.96%     16,847        932        (2)     17,777
 maturing after ten years .......................................        5.09%    255,109      8,999      (319)    263,789
                                                                                ---------   --------  --------   ---------
                                                                         5.06%    277,212      9,981      (324)    286,869
                                                                                ---------   --------  --------   ---------

MORTGAGE-BACKED SECURITIES ......................................        4.55%    346,085        693    (3,405)    343,373

FHLMC AND FNMA STOCK ............................................        5.74%      7,593          -    (1,804)      5,789
                                                                                ---------   --------  --------   ---------
    TOTAL MARKETABLE SECURITIES .................................        4.79%    634,754     10,678    (5,535)    639,897
                                                                                ---------   --------  --------   ---------

                 OTHER INVESTMENTS:
Certificates of Deposits with over 90 day maturity, at cost .....        5.06%        199          -         -         199
FHLB and FRB stock, at cost .....................................        1.72%     59,815          -         -      59,815
Other stock, at cost ............................................        3.09%        413          -         -         413

                                                                                ---------   --------  --------   ---------
    TOTAL INVESTMENTS ...........................................        4.52%  $ 695,181     10,678    (5,535)    700,324
                                                                                =========   ========  ========   =========

      Interest income includes tax-exempt interest for the three months ended March 31, 2008 and 2007 of $3,174,000 and $3,452,000, respectively.

      Gross proceeds from sale of marketable securities for the three months ended March 31, 2008 and 2007 were $97,002,000 and $1,355,000, respectively, resulting in gross gains of $0 and $0, respectively, and gross losses of $0 and $8,000, respectively. The gross proceeds and gross gains for the sale of other stock was $248,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. The Company realized a gain of $130,000 from the extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. The remaining unredeemed shares of Visa, Inc. are restricted and have an estimated value of $140,000 as March 31, 2008. The cost of any investment sold is determined by specific identification.

      The investments in the Federal Home Loan Bank ("FHLB") of Seattle stock are required investments related to the Company's borrowings from FHLB of Seattle. FHLB of Seattle obtains their funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

      4)    Loans and Leases

      The following table summarizes the Company's loan and lease portfolio,

      TYPE OF LOAN                      At                       At                        At
 (Dollars in thousands)              3/31/08                 12/31/2007                  3/31/07
                            -----------------------   -----------------------   ------------------------
                               Amount       Percent     Amount        Percent      Amount        Percent
                            ------------   --------   -------------   -------   ------------    --------
Real Estate Loans:
 Residential real estate    $    684,007       18.9%  $     689,238      19.4%  $    737,561        23.4%
 Loans held for sale              39,341        1.1%         40,123       1.1%        32,778         1.0%
                            ------------   --------   -------------   -------   ------------    --------
   Total                         723,348       20.0%        729,361      20.5%       770,339        24.4%

Commercial Loans:
 Real estate                   1,669,876       46.1%      1,617,076      45.4%     1,195,355        37.8%
 Other commercial                648,202       17.9%        636,351      17.9%       662,069        21.0%
                            ------------   --------   -------------   -------   ------------    --------
   Total                       2,318,078       64.0%      2,253,427      63.3%     1,857,424        58.8%

Consumer and other Loans:
 Consumer                        213,346        5.9%        206,724       5.8%       214,798         6.8%
 Home equity                     436,505       12.0%        432,217      12.2%       375,911        11.9%
                            ------------   --------   -------------   -------   ------------    --------
   Total                         649,851       17.9%        638,941      18.0%       590,709        18.7%

 Net deferred loan fees,
  premiums and discounts          (9,409)      -0.3%        (10,194)     -0.3%       (10,786)       -0.3%
 Allowance for loan and
  lease losses                   (56,680)      -1.6%        (54,413)     -1.5%       (50,540)       -1.6%
                            ------------   --------   -------------   -------   ------------    --------
Loan receivable, net        $  3,625,188      100.0%  $   3,557,122     100.0%  $  3,157,146       100.0%
                            ============   ========   =============   =======   ============    ========

      The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                             March 31,   December 31,  March 31,
       (Dollars in thousands)                                  2008         2007         2007
                                                             ---------   ------------  ---------
Real estate and other assets owned                           $   2,098          2,043      1,727
Accruing Loans 90 days or more overdue                           4,717          2,685      3,982
Non-accrual loans                                               21,747          8,560      5,597
                                                             ---------   ------------  ---------
    Total non-performing assets                              $  28,562         13,288     11,306
                                                             =========   ============  =========

Non-performing assets as a percentage of total bank assets        0.57%          0.27%      0.25%

      Impaired loans were $22,565,000, $12,152,000 and $5,597,000 as of March
      31, 2008, December 31, 2007 and March 31, 2007, respectively. The valuation allowance on impaired loans was $2,128,000, $2,827,000 and $0 as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

      The following table illustrates the loan and lease loss experience:

                                                        March 31,   December 31,    March 31,
       (Dollars in thousands)                              2008         2007          2007
                                                        ---------   ------------   ----------
Balance at the beginning of the period                  $  54,413         49,259       49,259
  Charge offs                                                (408)        (3,387)        (350)
  Recoveries                                                  175          1,222          436
                                                        ---------   ------------   ----------
  Net (charge-offs) recoveries                          $    (233)        (2,165)          86
  Acquisition (1)                                               -            639            -
  Provision                                                 2,500          6,680        1,195
                                                        ---------   ------------   ----------
Balance at the end of the period                        $  56,680         54,413       50,540
                                                        =========   ============   ==========

Net (charge-offs) recoveries as a percentage of loans      (0.006%)       (0.060%)      0.003%

(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

5)    Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of March 31, 2008:

                                             Core Deposit      Mortgage
             (Dollars in thousands)           Intangible   Servicing Rights (1)   Total
-------------------------------------------  ------------  --------------------  -------
  Gross carrying value                       $     25,706
  Accumulated Amortization                        (12,522)
                                             ------------
  Net carrying value                         $     13,184         1,287           14,471
                                             ============

WEIGHTED-AVERAGE AMORTIZATION PERIOD
  (Period in years)                                  10.0           9.8             10.0

AGGREGATE AMORTIZATION EXPENSE
  For the three months ended March 31, 2008  $        779            39              818

ESTIMATED AMORTIZATION EXPENSE
  For the year ended December 31, 2008       $      3,032           104            3,136
  For the year ended December 31, 2009              2,738            86            2,824
  For the year ended December 31, 2010              2,369            83            2,452
  For the year ended December 31, 2011              1,662            81            1,743
  For the year ended December 31, 2012              1,300            78            1,378

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

6)    Deposits

      The following table illustrates the amounts outstanding for deposits $100,000 and greater at March 31, 2008 according to the time remaining to maturity. Included in the certificates of deposit ("CD") maturities are brokered CDs in the amount of $1,015,000.

                                  Certificates  Non-Maturity
    (Dollars in thousands)         of Deposit     Deposits     Totals
-------------------------------   ------------  ------------  ---------
Within three months............   $    107,075     1,236,008  1,343,083
Three to six months............         95,401             -     95,401
Seven to twelve months.........        101,014             -    101,014
Over twelve months.............         54,794             -     54,794
                                  ------------  ------------  ---------
   Totals                         $    358,284     1,236,008  1,594,292
                                  ============  ============  =========

7)    Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for Federal Home Loan Bank of Seattle
      (FHLB) advances, repurchase agreements and treasury, tax and loan borrowings:

                                                       As of and         As of and        As of and
                                                    for the three         for the        for the three
                                                     months ended       year ended       months ended
                (Dollars in thousands)              March 31, 2008   December 31, 2007  March 31, 2007
                                                    --------------   -----------------  --------------
FHLB advances:
  Amount outstanding at end of period............   $      472,761             538,949         455,625
  Average balance ................................  $      595,268             382,243         419,216
  Maximum outstanding at any month-end ...........  $      815,860             538,949         509,519
  Weighted average interest rate .................            3.85%               4.94%           4.88%

Repurchase agreements:
  Amount outstanding at end of period ............  $      191,369             178,041         162,491
  Average balance ................................  $      190,064             171,290         166,733
  Maximum outstanding at any month-end ...........  $      191,369             193,421         168,395
  Weighted average interest rate... ..............            2.83%               4.35%           5.17%

Treasury, tax and loan:
  Amount outstanding at end of period ............  $      241,665             221,409           3,717
  Average balance ................................  $      172,706             120,188         105,465
  Maximum outstanding at any month-end ...........  $      241,665             244,012         171,161
  Weighted average interest rate .................            3.21%               5.03%           5.27%

8)    Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2008.

                 CONSOLIDATED
---------------------------------------------   Tier 1 (Core)   Tier 2 (Total)    Leverage
            (Dollars in thousands)                 Capital         Capital         Capital
---------------------------------------------   -------------   -------------    -----------
Total stockholder's equity ..................   $     542,948         542,948        542,948
Less: Goodwill and intangibles ..............        (153,485)       (153,485)      (153,485)
    Other adjustments .......................          (1,503)         (1,503)        (1,503)
Plus: Allowance for loan losses .............               -          50,293              -
    Accumulated other comprehensive
        Unrealized gain on AFS securities               4,283           4,283          4,283
    Subordinated debentures .................         115,000         115,000        115,000
                                                -------------   -------------    -----------
Regulatory capital computed .................   $     507,243         557,536        507,243
                                                =============   =============    ===========

Risk weighted assets ........................   $   4,017,000       4,017,000
                                                =============   =============

Total average assets ........................                                    $ 4,655,970
                                                                                 ===========

Capital as % of risk weighted assets ........           12.63%          13.88%         10.89%
Regulatory "well capitalized" requirement ...            6.00%          10.00%          5.00%
                                                -------------   -------------    -----------
Excess over "well capitalized" requirement...            6.63%           3.88%          5.89%
                                                =============   =============    ===========

9)    Computation of Earnings Per Share

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

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                       Three            Three
                                                    months ended    months ended
                                                   March 31, 2008  March 31, 2007
                                                   --------------  --------------
Net earnings available to common stockholders...   $   17,399,000      16,093,000

Average outstanding shares - basic .............       53,849,608      52,500,395
Add: Dilutive stock options ....................          184,578         738,951
                                                   --------------  --------------
Average outstanding shares - diluted ...........       54,034,186      53,239,346
                                                   ==============  ==============

Basic earnings per share .......................   $         0.32            0.31
                                                   ==============  ==============

Diluted earnings per share .....................   $         0.32            0.30
                                                   ==============  ==============

      There were approximately 2,021,921 and 12,750 average shares excluded from the diluted average outstanding share calculation for the three months ended March 31, 2008 and 2007, respectively, due to the option exercise price exceeding the market price.

10)   Comprehensive Income

      The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                            For the three months
                                                              ended March 31,
             Dollars in thousands                             2008        2007
---------------------------------------------------------   ---------   --------
Net earnings ............................................   $  17,399     16,093

Unrealized holding gain arising during the period .......       2,172      1,181
Tax benefit..............................................        (855)      (465)
                                                            ---------   --------
  Net after tax .........................................       1,317        716
Reclassification adjustment for (gain) losses
 included in net earnings ...............................        (248)         8
Tax expense (benefit) ...................................          97         (3)
                                                            ---------   --------
  Net after tax .........................................        (151)         5

  Net unrealized gain on securities .....................       1,166        721
                                                            ---------   --------

   Total comprehensive income ...........................   $  18,565     16,814
                                                            =========   ========

11)   Federal and State Income Taxes

      The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2005, 2006 and 2007 remain subject to examination by federal, Montana, Idaho and Utah tax authorities and income tax returns for the years ended December 31, 2003 and 2004 remain subject to examination by the state of Montana and Idaho.

      On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN 48. The Company determined its unrecognized tax benefit to be $152,000 as of March 31, 2008.

      If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 35.0 percent to 34.5 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

      The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the three months ended March 31, 2008 and 2007, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $37,000 and $50,000 accrued for the payment of interest at March 31, 2008 and 2007, respectively. The Company had accrued liabilities of $0 for the payment of penalties at March 31, 2008 and 2007.

12)   Segment Information

      The Company defines operating segments and evaluates segment performance internally based on individual bank charters. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the banks are allocated based on estimated usage of those services. The operating segment identified as "Other" includes limited partnership interests that operate residential rental real estate properties which have been allocated low income housing tax credits. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.

                                                Three months ended and as of March 31, 2008
                                  -------------------------------------------------------------------
                                   Mountain               First
      (Dollars in thousands)         West     Glacier   Security  Western  1st Bank  Big Sky   Valley
--------------------------------  ----------  --------  --------  -------  --------  -------  -------
Revenues from external customers  $   21,704    17,508    14,228    9,229     7,046    6,276    5,354
Intersegment revenues                      -        41       466      385       410        -       89
Expenses                             (18,838)  (13,148)  (11,193)  (7,656)   (6,054)  (4,778)  (4,193)
                                  ----------  --------  --------  -------  --------  -------  -------
  Net Earnings                    $    2,866     4,401     3,501    1,958     1,402    1,498    1,250
                                  ----------  --------  --------  -------  --------  -------  -------
  Total Assets                    $1,049,079   912,948   805,825  540,927   451,624  311,751  285,063
                                  ----------  --------  --------  -------  --------  -------  -------

                                                        First Bank                                              Total
                                   Whitefish  Citizens    of MT      Morgan    Parent   Other  Eliminations  Consolidated
                                   ---------  --------  ---------  ----------  -------  -----  ------------  ------------
Revenues from external customers   $   3,730     3,427     2,214        1,375      138     49             -        92,278
Intersegment revenues                      -       132       101          151   21,888     10       (23,673)            -
Expenses                              (3,065)   (3,142)   (1,751)      (1,389)  (4,627)   (64)        5,019       (74,879)
                                   ---------  --------   -------   ----------  -------  -----  ------------  ------------
  Net Earnings                     $     665       417       564          137   17,399     (5)      (18,654)       17,399
                                   ---------  --------   -------   ----------  -------  -----  ------------  ------------
  Total Assets                     $ 203,694   188,249   147,634       95,057  673,388  3,374      (833,741)    4,834,872
                                   =========  ========   =======   ==========  =======  =====  ============  ============

                                                Three months ended and as of March 31, 2007
                                  -------------------------------------------------------------------
                                   Mountain               First
      (Dollars in thousands)         West     Glacier   Security  Western  1st Bank  Big Sky   Valley
--------------------------------  ----------  --------  --------  -------  --------  -------  -------
Revenues from external customers  $   20,306    15,420    14,423   11,048     5,068    5,545    5,124
Intersegment revenues                     11        39       277      164       250        1       37
Expenses from external sources    $  (17,122)  (12,139)  (11,431)  (8,542)   (4,366)  (4,411)  (4,121)
                                  ----------  --------  --------  -------  --------  -------  -------
  Net Earnings                    $    3,195     3,320     3,269    2,670       952    1,135    1,040
                                  ----------  --------  --------  -------  --------  -------  -------
  Total Assets                    $  933,133   801,815   792,768  505,130   313,410  282,326  274,941
                                  ----------  --------  --------  -------  --------  -------  -------

                                                       First Bank                                              Total
                                   Whitefish  Citizens   of MT      Morgan    Parent   Other  Eliminations  Consolidated
                                  ----------  --------  --------  ----------  -------  -----  ------------  ------------
Revenues from external customers  $    3,418     3,729     2,225       1,206       54     46             -        87,612
Intersegment revenues                      -         -       215         305   20,231     10       (21,540)            -
Expenses from external sources    $   (2,764)   (3,202)   (1,984)     (1,263)  (4,192)   (68)        4,086       (71,519)
                                  ----------  --------  --------  ----------  -------  -----  ------------  ------------
  Net Earnings                    $      654       527       456         248   16,093    (12)      (17,454)       16,093
                                  ----------  --------  --------  ----------  -------  -----  ------------  ------------
  Total Assets                    $  186,330   170,213   140,704      94,081  601,708  3,441      (640,987)    4,459,013
                                  ==========  ========  ========  ==========  =======  =====  ============  ============

13)   Fair Value Measurement

      On January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB issued Staff Position ("FSP") FAS 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 has been applied prospectively as of January 1, 2008.

      SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

      Level 1 Quoted prices in active markets for identical assets or liabilities

      Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

      Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

      The following are the assets measured at fair value on a recurring basis at and for the period ended March 31, 2008.

                                        Quoted prices    Significant
                                      in active markets     other      Significant
                                        for identical    observable   Unobservable
                                           assets          inputs        Inputs         Total
      (Dollars in thousands)              (Level 1)       (Level 2)    (Level 3)    March 31, 2008
-----------------------------------   -----------------  -----------  ------------  --------------
Available-for-sale securities .....   $               -      614,921        15,991         630,912
                                      -----------------  -----------  ------------  --------------
  Total assets at fair value ......   $               -      614,921        15,991         630,912
                                      =================  ===========  ============  ==============

      The valuation techniques for available-for-sale securities include obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, and prepayments. There have been no significant changes in the valuation techniques during the period.

      The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 30, 2008.

                                                                       Significant
                                                                       Unobservable
                                                                          Inputs
            (Dollars in thousands)                                      (Level 3)
-------------------------------------------------------------------    ------------
Balance as of January 1, 2008 .....................................    $     17,041
Total unrealized losses included in other comprehensive income ....          (1,045)
Amoritization, accretion, or principal payments ...................              (5)
                                                                       ------------
Balance as of March 31, 2008 ......................................    $     15,991
                                                                       ============

      The change in unrealized losses related to available-for-sale securities are reported in the accumulated other comprehensive income (loss).

14)   Rate/Volume Analysis

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


                                                Three Months Ended March 31,
                                                         2008 vs. 2007
                                                 Increase (Decrease) due to:
                                               -------------------------------
(Dollars in thousands)                          Volume       Rate        Net
                                               --------     ------     -------
INTEREST INCOME
Residential real estate loans                  $   (935)      (914)     (1,849)
Commercial loans                                  8,356     (2,475)      5,881
Consumer and other loans                          1,193       (400)        793
Investment securities and other                    (700)       (29)       (729)
                                               --------     ------     -------
      Total Interest Income                       7,914     (3,818)      4,096

INTEREST EXPENSE
NOW accounts                                         77       (256)       (179)
Savings accounts                                      2       (113)       (111)
Money market accounts                               832     (1,296)       (464)
Certificates of deposit                            (950)      (234)     (1,184)
FHLB advances                                     2,118     (1,442)        676
Other borrowings and repurchase agreements        1,443     (1,623)       (180)
                                               --------     ------     -------
      Total Interest Expense                      3,522     (4,964)     (1,442)
                                               --------     ------     -------

NET INTEREST INCOME                            $  4,392      1,146       5,538
                                               ========     ======     =======

15)   Average Balance Sheet

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

AVERAGE BALANCE SHEET

                                             For the Three months ended 3-31-08    For the Three months ended 3-31-07
                                             ----------------------------------   -------------------------------------
                                                           Interest    Average                    Interest     Average
                                              Average        and       Yield/       Average         and        Yield/
(Dollars in thousands)                        Balance     Dividends     Rate        Balance      Dividends      Rate
                                             ----------------------------------   -------------------------------------
ASSETS
  Residential real estate loans              $  719,371      12,592        7.00%  $   769,196        14,441        7.51%
  Commercial loans                            2,275,044      42,533        7.50%    1,852,657        36,652        8.02%
  Consumer and other loans                      639,091      12,107        7.60%      578,166        11,314        7.94%
                                             ----------   ---------               -----------   -----------
     Total Loans                              3,633,506      67,232        7.42%    3,200,019        62,407        7.91%
  Tax - exempt investment securities (1)        259,894       3,174        4.89%      280,205         3,452        4.90%
  Other investment securities                   522,511       5,610        4.29%      564,311         6,061        4.31%
                                             ----------   ---------               -----------   -----------
     Total Earning Assets                     4,415,911      76,016        6.89%    4,044,535        71,920        7.11%
                                                          ---------                             -----------
  Goodwill and core deposit intangible          154,018                               143,827
  Other non-earning assets                      239,529                               232,081
                                             ----------                           -----------
     TOTAL ASSETS                            $4,809,458                           $ 4,420,443
                                             ----------                           -----------

LIABILITIES
AND STOCKHOLDERS' EQUITY
  NOW accounts                               $  463,716         912        0.79%  $   433,209         1,091        1.02%
  Savings accounts                              267,285         547        0.82%      266,579           658        1.00%
  Money market accounts                         799,407       5,950        2.99%      707,579         6,414        3.68%
  Certificates of deposit                       860,552       9,460        4.41%      944,895        10,644        4.57%
  FHLB advances                                 595,268       5,718        3.85%      419,216         5,042        4.88%
  Repurchase agreements
     and other borrowed funds                   504,296       4,800        3.82%      391,044         4,980        5.17%
                                             ----------   ---------               -----------   -----------
     Total Interest Bearing Liabilities       3,490,524      27,387        3.15%    3,162,522        28,829        3.70%
                                                          ---------                             -----------
  Non-interest bearing deposits                 735,205                               747,585
  Other liabilities                              44,586                                44,651
                                             ----------                           -----------
     Total Liabilities                        4,270,315                             3,954,758

  Common stock                                      538                                   525
  Paid-in capital                               376,451                               345,966
  Retained earnings                             156,779                               116,514
  Accumulated other
     Comprehensive income                         5,375                                 2,680
                                             ----------                           -----------
     Total Stockholders' Equity                 539,143                               465,685
                                             ----------                           -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $4,809,458                           $ 4,420,443
                                             ----------                           -----------


  Net interest income                                     $  48,629                             $    43,091
                                                          =========                             ===========
  Net interest spread                                                      3.74%                                   3.41%
  Net Interest Margin                                                      4.42%                                   4.32%
  Net Interest Margin (Tax Equivalent)                                     4.54%                                   4.47%
  Return on average assets (annualized)                                    1.46%                                   1.48%
  Return on average equity (annualized)                                   12.98%                                  14.02%

(1)   Excludes tax effect on non-taxable investment security income

16)   Change in Accounting Principle

      In September 2006, FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") for Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. Effective for fiscal years beginning after December 15, 2007, the EITF requires policy holders of split dollar life insurance arrangements to recognize a liability for future benefits to the employee with the option to recognize the change in accounting principle through either a cumulative-effective adjustment to beginning retained earnings or through retrospective application to all periods.

      The Company has split-dollar life insurance policies that required recording a liability for future benefits. The Company opted to recognize a cumulative-effect adjustment of $997,000 to retained earnings as of January 1, 2008 due to the impracticality of obtaining prior years information.

      In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While FAS 159 is effective beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Performance Summary

The Company reported net earnings of $17.399 million for the first quarter, an increase of $1.306 million, or 8 percent, over the $16.093 million for the first quarter of 2007. Diluted earnings per share of $.32 for the quarter is an increase of 7 percent over the diluted earnings per share of $.30 for the same quarter of 2007. Included in first quarter 2007 earnings is a nonrecurring $1.0 million gain ($1.6 million pre-tax) from the sale of Western Security Bank's Lewistown, Montana branch and approximately $500 thousand of nonrecurring expenses from the merger of three of the acquired Citizens Development Company's
(CDC) five subsidiaries into Glacier Bancorp, Inc subsidiaries. Excluding such nonrecurring items from the same quarter 2007 results, net earnings for the first quarter increased $1.962 million, or 13 percent, and diluted earnings per share for the first quarter increased 10 percent over the $.29 of diluted earnings per share on an operating basis. Annualized return on average assets and return on average equity for the first quarter were 1.46 percent and 12.98 percent, respectively, which compares with prior year returns for the first quarter of 1.48 percent and 14.02 percent, respectively.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                               Three months ended
                                                  -------------------------------------------
                                                   March 31,      December 31,     March 31,
                                                     2008            2007            2007
                                                  (unaudited)     (unaudited)     (unaudited)
                                                  -----------     ------------    -----------
Net interest income
   Interest income                                $    76,016     $     79,117    $    71,920
   Interest expense                                    27,387           30,918         28,829
                                                  -----------     ------------    -----------
       Net interest income                             48,629           48,199         43,091

Non-interest income
   Service charges, loan fees, and other fees          10,961           11,790         10,085
   Gain on sale of loans                                3,880            3,330          3,042
   Gain (Loss) on sale of investments                     248                -             (8)
   Other income                                         1,173            1,117          2,573
                                                  -----------     ------------    -----------
      Total non-interest income                        16,262           16,237         15,692
                                                  -----------     ------------    -----------
                                                  $    64,891     $     64,436    $    58,783
                                                  ===========     ============    ===========
Tax equivalent net interest margin                       4.54%            4.52%          4.47%
                                                  ===========     ============    ===========

                                                $ change from    $ change from    % change from    % change from
                                                 December 31,      March 31,       December 31,       March 31,
                                                    2007             2007             2007              2007
                                                -------------    -------------    -------------    -------------
Net interest income
   Interest income                              $      (3,101)   $       4,096               -4%               6%
   Interest expense                             $      (3,531)   $      (1,442)             -11%              -5%
                                                -------------    -------------    -------------    -------------
       Net interest income                                430            5,538                1%              13%

Non-interest income
   Service charges, loan fees, and other fees            (829)             876               -7%               9%
   Gain on sale of loans                                  550              838               17%              28%
   Gain (Loss) on sale of investments                     248              256              n/m            -3200%
   Other income                                            56           (1,400)               5%             -54%
                                                -------------    -------------    -------------    -------------
      Total non-interest income                            25              570                0%               4%
                                                -------------    -------------    -------------    -------------
                                                $         455    $       6,108                1%              10%
                                                =============    =============    =============    =============

n/m - not measurable

Net Interest Income

Net interest income for the quarter increased $5.5 million, or 13 percent, over the same period in 2007. Total interest income increased $4.1 million, or 6 percent, from the prior year's quarter due largely to the increase in commercial loan volume. Total interest expense has decreased by $1.4 million, or 5 percent, from the same period last year primarily attributable to rate decreases in interest bearing deposits. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.54 percent which is 2 basis points higher than the 4.52 percent achieved for the prior quarter and 7 basis points higher than the 4.47 percent result for the first quarter of 2007. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.5 million, an increase of $1.3 million from the same quarter in 2007. Such increase is primarily attributable to growth in the commercial real estate loan portfolio, higher reserves for certain commercial real estate loans in the high growth areas of Western Montana and Idaho, most notably in the Coeur d'Alene, Sandpoint and Boise markets, and the increase in non-performing assets at March 31, 2008 compared to March 31, 2007. Net loans and lease charge-offs were $233 thousand, or .006 percent of average loans and leases in the first quarter of 2008, compared to net recoveries of $86 thousand, or .003 percent of average loans and leases in the first quarter of 2007.

The determination of the ALLL and the related provision for credit losses is a critical accounting estimate that involves management's judgments about current environmental factors which affect credit losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in "Financial Condition Analysis" - Allowance for Loan and Lease Losses.

Non-interest Income

Fee income increased $876 thousand, or 9 percent, over the same period last year, driven primarily by an increase in the number of checking accounts. Gain on sale of loans increased $838 thousand, or 28 percent, from the first quarter of last year, a combination of a greater volume of real estate loans and SBA loans sold. Gain from the sale of investments during the first quarter included a mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering, and the sale of shares in Principal Financial Group (PFG). The remaining unredeemed shares of Visa, Inc. are restricted and have an estimated value of $140 thousand as of quarter end. Other income decreased by $1.4 million, or 54 percent, over the same period last year primarily due to the nonrecurring $1.6 million gain from the sale of Western Security Bank's Lewistown, Montana branch.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                   Three months ended
                                       -----------------------------------------
                                         March 31,    December 31,    March 31,
                                           2008          2007           2007
                                       (unaudited)    (unaudited)    (unaudited)
                                       -----------    ------------   -----------
Compensation and employee benefits     $    21,097    $     18,684   $    19,506
Occupancy and equipment expense              5,133           5,042         4,458
Advertising and promotion expense            1,539           1,609         1,440
Outsourced data processing                     667             710           812
Core deposit intangibles amortization          779             786           780
Other expenses                               6,398           7,633         6,187
                                       -----------    ------------   -----------
      Total non-interest expense        $   35,613    $     34,464   $    33,183
                                       ===========    ============   ===========

                                       $ change from   $ change from    % change from    % change from
                                        December 31,      March 31,      December 31,       March 31,
                                           2007            2007             2007              2007
                                       -------------   -------------    -------------    -------------
Compensation and employee benefits     $       2,413   $       1,591               13%               8%
Occupancy and equipment expense                   91             675                2%              15%
Advertising and promotion expense                (70)             99               -4%               7%
Outsourced data processing                       (43)           (145)              -6%             -18%
Core deposit intangibles amortization             (7)             (1)              -1%               0%
Other expenses                                (1,235)            211              -16%               3%
                                       -------------   -------------    -------------    -------------
      Total non-interest expense       $       1,149      $    2,430                3%               7%
                                       =============   =============    =============    =============

Non-interest Expense

Non-interest expense increased by $1.1 million, or 3 percent, from the prior quarter and increased by $2.4 million, or 7 percent, from the same quarter of 2007. Included in the first quarter of 2007 is approximately $500 thousand of nonrecurring expenses from the merger of three of the acquired CDC's five subsidiaries into Glacier Bancorp, Inc. subsidiaries. Compensation and benefit expense increased $2.4 million, or 13 percent, over the prior quarter and increased $1.6 million, or 8 percent, over the same quarter of 2007, such increases primarily attributable to increased staffing levels, including new branches, as well as increased compensation, including commissions tied to increased production, and benefits, including health insurance. The number of full-time-equivalent employees has increased from 1,395 to 1,510, an 8 percent increase since March 31, 2007. Occupancy and equipment expense increased $675 thousand, or 15 percent, reflecting the cost of additional branch locations and facility upgrades.

Other expenses increased $211 thousand, or 3 percent, over the same period last year, primarily from costs associated with new branch offices, and other general and administrative costs. Other expenses decreased by $1.2 million from the prior quarter, such decreases attributable to an enhanced focus on reducing operating expenses.

                          FINANCIAL CONDITION ANALYSIS

As reflected on the following table, total assets at March 31, 2008 were $4.835 billion, which is $18 million greater than the total assets of $4.817 billion at December 31, 2007, and $376 million, or 8 percent, greater than the March 31, 2007 assets of $4.459 billion.

                                                              March 31,    December 31,   March 31    $ change from   $ change from
                                                                2008          2007           2007      December 31,      March 31,
ASSETS ($ IN THOUSANDS)                                      (unaudited)    (audited)    (unaudited)      2007             2007
                                                             -----------   ------------  ----------   -------------   -------------
Cash on hand and in banks                                    $   113,016        145,697     123,697         (32,681)        (10,681)
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                          764,067        782,236     864,228         (18,169)       (100,161)
Loans:
   Real estate                                                   720,108        725,854     766,421          (5,746)        (46,313)
   Commercial                                                  2,312,359      2,247,303   1,851,139          65,056         461,220
   Consumer and other                                            649,401        638,378     590,126          11,023          59,275
                                                             -----------   ------------  ----------   -------------   -------------
    Total loans                                                3,681,868      3,611,535   3,207,686          70,333         474,182
   Allowance for loan and lease losses                           (56,680)       (54,413)    (50,540)         (2,267)         (6,140)
                                                             -----------   ------------  ----------   -------------   -------------
    Total loans net of allowance for loan and lease losses     3,625,188      3,557,122   3,157,146          68,066         468,042
                                                             -----------   ------------  ----------   -------------   -------------
Other assets                                                     332,601        332,275     313,942             326          18,659
                                                             -----------   ------------  ----------   -------------   -------------
   Total Assets                                              $ 4,834,872      4,817,330   4,459,013          17,542         375,859
                                                             ===========   ============  ==========   =============   =============

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have decreased $100 million, or 12 percent, from March 31, 2007, and have declined $18 million, or 2 percent, from December 31, 2007. Investment securities at March 31, 2008 represented 16 percent of total assets versus 19 percent at March 31, 2007.

At March 31, 2008, total loans were $3.682 billion, an increase of $70 million, or 2 percent (8 percent annualized) over total loans of $3.612 billion at December 31, 2007. Commercial loans grew the most with an increase of $65 million, or 3 percent, followed by consumer loans, which are primarily comprised of home equity loans, increasing by $11 million, or 2 percent. Real estate loans decreased $6 million, or 79 basis points from the fourth quarter of 2007. Total loans increased $474 million, or 15 percent from March 31, 2007. During the year, commercial loans have increased $461 million, or 25 percent, consumer loans grew by $59 million, or 10 percent, while real estate loans decreased $46 million, or 6 percent.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the three months ended March 31, 2008 and 2007 were $176 million and $142 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at March 31, 2008 was approximately $175 million.

Allowance for Loan and Lease Losses

The Company is committed to a conservative management of the credit risk within the loan and lease portfolios, including the early recognition of problem loans. The Company's credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan and lease portfolios, semi-annual review of loans by industry, and periodic interest rate shock testing.

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each subsidiary bank's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for credit losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the banks operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Relative to national economic developments, the local market areas in which the banks operate largely continue to have economies that foster the above-average job and population growth achieved over the course of 2007. Although the Company and the banks continue to actively monitor national and local economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

The Company considers the ALLL balance of $56.680 million adequate to cover inherent losses in the loan and lease portfolios as of March 31, 2008. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in
Part II - Other information, Item 1A - Risk Factors.

The Company's model of eleven wholly-owned, independent community banks, each with it own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Loan relationships exceeding a bank's loan approval limit up to $10 million are subject to approval by the Executive Loan Committee consisting of the eleven banks' chief credit officers and the Company's Credit Administrator. Loans exceeding $10 million are subject to approval by the Company's Board of Directors. Unlike a traditional, single-bank holding company, the Company's decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company's credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss.

At the end of each quarter, each of the subsidiary community banks analyze its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principals generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios.

The ALLL evaluation is well documented and approved by each subsidiary bank's Board of Directors and reviewed by the Company's Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each subsidiary bank's Board of Directors and the Company's Board of Directors.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the bank's internal credit risk rating process, is necessary to support management's evaluation of ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management's evaluation of the loan portfolio credit quality. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The following table summarizes the allocation of the ALLL:

                                        March 31, 2008               December 31, 2007              March 31, 2007
                                 ---------------------------    --------------------------    --------------------------
                                   Allowance       Percent        Allowance      Percent        Allowance       Percent
                                 for loan and    of loans in    for loan and   of loans in    for loan and    of loans in
   (Dollars in thousands)        lease Losses     category      lease Losses     category     lease Losses     category
-----------------------------    ------------    -----------    ------------   -----------    ------------    -----------
Real estate loans                $      4,913           19.6%          4,755          20.2%          5,303          23.9%
Commercial real estate loans           24,298           45.2%         23,010          44.6%         17,315          30.0%
Other commercial loans                 17,965           17.6%         17,453          17.6%         18,889          27.8%
Consumer and other loans                9,504           17.6%          9,195          17.6%          9,033          18.3%
                                 ------------    -----------    ------------   -----------    ------------    ----------
   Totals                        $     56,680          100.0%         54,413         100.0%         50,540         100.0%
                                 ============    ===========    ============   ===========    ============    ==========

Each bank's ALLL is generally available to absorb losses from any segment of its loan and lease portfolio.

The increase in the ALLL for commercial real estate loans was primarily due to increases in reserves for certain commercial real estate loans in the high growth areas of Western Montana and Idaho, most notably in the Coeur d'Alene, Sandpoint and Boise markets, and the increase in non-performing assets since March 31, 2007.

                                                     Three months ended      Year ended     Three months ended
                                                          March 31          December 31,         March 31
             (Dollars in thousands)                        2008                 2007               2007
                                                     ------------------     ------------    ------------------
Balance at beginning of period                       $           54,413           49,259                49,259
  Charge offs:
    Real estate loans                                               (50)            (306)                  (42)
    Commercial loans                                               (202)          (2,367)                 (212)
    Consumer and other loans                                       (156)            (714)                  (96)
                                                     ------------------     ------------    ------------------
      Total charge-offs                              $             (408)          (3,387)                 (350)
                                                     ------------------     ------------    ------------------
  Recoveries:
    Real estate loans                                                40              208                    89
    Commercial loans                                                 82              656                   245
    Consumer and other loans                                         53              358                   102
                                                     ------------------     ------------    ------------------
      Total recoveries                               $              175            1,222                   436
                                                     ------------------     ------------    ------------------
  Net (charge-offs) recoveries                                     (233)          (2,165)                   86
  Acquisition (1)                                                     -              639                     -
  Provision                                                       2,500            6,680                 1,195
                                                     ------------------     ------------    ------------------
Balance at end of period                             $           56,680           54,413                50,540
                                                     ==================     ============    ==================
Ratio of net (charge-offs) recoveries to
  average loans outstanding during the period                    (0.006%)         (0.060%)               0.003%

Allowance for loan and lease lossess as a
  percentage of total loan and leases                              1.54%            1.51%                 1.58%

(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

The ALLL has increased $6.1 million, or 12 percent, from a year ago. The ALLL of $56.680 million is 1.54 percent of March 31, 2008 total loans outstanding, up from 1.51 percent at prior year end, and down from 1.58 percent in the first quarter last year. The first quarter provision for loan and lease loss expense was $2.5 million, an increase of $1.3 million from the same quarter in 2007. Net loans and lease charge-offs were $233 thousand, or .006 percent of average loans and leases in the first quarter of 2008, compared to net recoveries of $86 thousand, or .003 percent of average loans and leases in the first quarter of 2007.

The banks' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or estimated fair value, not to exceed estimated net realizable value. Any write-down at the time of recording real estate owned is charged to the ALLL. Any subsequent write-downs are charged to current expense.

Non-performing Assets                           At           At          At
(Dollars in thousands)                       3/31/2008   12/31/2007   3/31/2007
                                             ---------   ----------   ----------
Non-accrual loans:
    Real estate loans                        $   3,356          934        1,134
    Commercial loans                            17,368        7,192        3,849
    Consumer and other loans                     1,023          434          614
                                             ---------   ----------   ----------
      Total                                  $  21,747        8,560        5,597
Accruing Loans 90 days or more overdue:
    Real estate loans                              341          840          697
    Commercial loans                             4,129        1,216        2,778
    Consumer and other loans                       247          629          507
                                             ---------      -------   ----------
      Total                                  $   4,717        2,685        3,982

Real estate and other assets owned, net          2,098        2,043        1,727
                                             ---------   ----------   ----------
Total non-performing loans and real estate
     and other assets owned, net             $  28,562       13,288       11,306
                                             =========   ==========   ==========

  As a percentage of total bank assets            0.57%        0.27%        0.25%

Interest Income (1)                          $     402          683          109

Allowance for loan and lease losses as a
  percentage of non-performing assets              198%         409%         447%

(1) Amounts represent interest income that would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2008, year ended December 31, 2007 and three months ended March 31, 2007 had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of total bank assets at March 31, 2008 were at .57 percent, up from .27 percent as of December 31, 2007, and up from ..25 percent at March 31, 2007. While these ratios have increased, they compare favorably to the Federal Reserve Bank Peer Group average of .80 percent at December 31, 2007, the most recent information available. The ALLL was 198 percent of non-performing assets at March 31, 2008, down from 409 percent for the prior quarter end and down from 447 percent a year ago. Each of the subsidiary banks evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes in most instances the value of the underlying real estate collateral is adequate to minimize any significant charge-offs or loss to the Company.

Loans are reviewed on a regular basis and are placed on a non-accrual status when the collection of the contractual principal or interest is unlikely. The Company typically places loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more unless the loan is well-secured by collateral the fair value of which is sufficient to discharge the debt in full. When a loan is placed on non-accrual status, interest previously accrued but not collected is generally reversed against current period interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate repayment of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral. When the ultimate collectibility of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectibility of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three-months ended March 31, 2008 and 2007 was not significant. Impaired loans were $22.565 million and $5.597 million as of March 31, 2008 and 2007, respectively. The valuation allowance on impaired loans was $2.128 million and $0 as of March 31, 2008 and 2007, respectively.

                                          March 31,   December 31,    March 31   $ change from  $ change from
                                             2008         2007          2007      December 31,    March 31,
LIABILITIES  ($ IN THOUSANDS)            (unaudited)    (audited)   (unaudited)       2007           2007
                                        ------------  ------------  -----------  -------------  -------------
Non-interest bearing deposits           $    770,456       788,087      788,426        (17,631)       (17,970)
Interest bearing deposits                  2,388,483     2,396,391    2,410,668         (7,908)       (22,185)
Advances from Federal Home Loan Bank         472,761       538,949      455,625        (66,188)        17,136
Securities sold under agreements to
   repurchase and other borrowed funds       492,189       401,621      168,421         90,568        323,768
Other liabilities                             49,476        45,147       44,878          4,329          4,598
Subordinated debentures                      118,559       118,559      118,559              -              -
                                        ------------  ------------  -----------  -------------  -------------
     Total liabilities                  $  4,291,924     4,288,754    3,986,577          3,170        305,347
                                        ============  ============  ===========  =============  =============

Non-interest bearing deposits decreased $18 million, or 2 percent, since March 31, 2007 and decreased by $18 million, or 2 percent since December 31, 2007. Interest bearing deposits decreased $8 million from December 31, 2007. The March 31, 2008 balance of interest bearing deposits includes $1 million in broker originated CD's. Since March 31, 2007, interest bearing deposits, excluding a decrease of $204 million in CD's from broker sources, increased $182 million, or 8 percent. Federal Home Loan Bank ("FHLB") advances increased $17 million from March 31, 2007 and decreased $66 million from December 31, 2007. The increase in advances is primarily the result of the decrease in CD's from broker sources to more favorable rates at the FHLB. Repurchase agreements and other borrowed funds were $492 million at March 31, 2008, an increase of $324 million from March 31, 2007, and an increase of $91 million from December 31, 2007. Included in this latter category are U.S. Treasury Tax and Loan funds of $242 million at March 31, 2008, an increase of $20 million from December 31, 2007, and an increase of $238 million from March 31, 2007.

                                           March 31,   December 31,    March 31   $ change from  $ change from
STOCKHOLDERS' EQUITY                         2008          2007          2007      December 31,    March 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)    (unaudited)   (audited)    (unaudited)       2007           2007
                                          -----------  ------------  -----------  -------------  -------------
Common equity                             $   538,665       525,459      468,646         13,206         70,019
Accumulated other comprehensive income          4,283         3,117        3,790          1,166            493
                                          -----------  ------------  -----------  -------------  -------------
   Total stockholders' equity                 542,948       528,576      472,436         14,372         70,512
Core deposit intangible, net, and
   goodwill                                  (153,485)     (154,264)    (146,164)           779         (7,321)
                                          -----------  ------------  -----------  -------------  -------------
                                          $   389,463       374,312      326,272         15,151         63,191
                                          ===========  ============  ===========  =============  =============

Stockholders' equity to total assets            11.23%        10.97%       10.60%
Tangible stockholders' equity to total
 tangible assets                                 8.32%         8.03%        7.57%
Book value per common share               $     10.07          9.85         8.97           0.22           1.10
Market price per share at end of quarter  $     19.17         18.74        24.04           0.43          (4.87)

Total equity and book value per share amounts have increased $71 million and $1.10 per share, respectively, from March 31, 2007, the result of earnings retention, issuance of common stock in connection with the acquisition of North Side State Bank in Rock Springs, Wyoming, and exercised stock options. Accumulated other comprehensive income, representing net unrealized gains or losses on investment securities designated as available for sale, increased $493 thousand from March 31, 2007.

Cash dividend

On March 26, 2008, the board of directors declared a cash dividend of $.13 payable April 17, 2008 to shareholders of record on April 7, 2008, which is an increase of 8 percent over the $.12 dividend declared in the first quarter of last year.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB. As of March 31, 2008, the Company had $948 million of available FHLB credit of which $473 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

Impact of Recently Issued Accounting Standards

In December 2007, FASB issued SFAS No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations with any future business combinations.

Merger of Bank Subsidiaries

Effective April 30, 2008, Whitefish merged into Glacier with the combined operations conducted under the Glacier charter. In connection with the merger, Russ Porter, President of Whitefish, has joined Mountain West as President and Chief Operating Officer.

Effect of inflation and changing prices

Generally accepted accounting principles often require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of the Company and each subsidiary bank are monetary in nature; therefore, interest rates generally have a more significant impact on a company's performance than does the effect of inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K report for the year ended December 31, 2007.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2008, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

The Company and the community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company's business, financial condition and future results.

Fluctuating interest rates can adversely affect our profitability

The Company's profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's interest rate spread, and, in turn, the profitability. The Company cannot provide assurance that it can minimize interest rate risk. In addition, interest rates also affect the amount of money the Company can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, business and prospects.

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

Allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings

The Company maintains an ALLL in an amount that is believed adequate to provide for losses inherent in the portfolio. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become non-performing assets, or that it will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the ALLL may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's ALLL. These regulatory agencies may require the Company to increase the ALLL which could have a negative effect on the Company's financial condition and results of operation. A critical element in determining the adequacy of the ALLL is the maintenance of the underlying collateral values, most of which are in real estate.

Concentration in Real Estate Market

The Company has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt business and prospects. Business activities and credit exposure are concentrated in loans secured by real estate. A decline in the real estate market could negatively affect the business because the collateral securing those loans may decrease in value. A downturn in the economics of the markets the Company serves could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would more likely to suffer losses on defaulted loans.

Loan portfolio mix could result in increased credit risk in an economic downturn

The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued a pronouncement alerting banks its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on the results of operations and financial condition.

Competition in our market area may limit our future success

Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in the Company's market area. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of the Company's competitors are not subject to the same degree of regulation and restriction as it is. Some of its competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market area, the business and results of operations could be adversely affected.

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

                                           GLACIER BANCORP, INC.

May 12, 2008                                        /S/ Michael J. Blodnick
                                                    ----------------------------
                                                    Michael J. Blodnick
                                                    President/CEO

May 12, 2008                                        /S/ Ron J. Copher
                                                    ----------------------------
                                                    Ron J. Copher
                                                    Senior Vice President/CFO