Form 10-Q
period 2008-06-30
GLACIER BANCORP INC
filed 2008-08-08
CIK 868671

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2008

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to _____________

                             COMMISSION FILE 0-18911

                              GLACIER BANCORP, INC.
             (Exact name of registrant as specified in its charter)

MONTANA                                                              81-0519541
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

 49 Commons Loop, Kalispell, Montana                                 59901
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

 (406) 756-4200
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]   Accelerated Filer [ ]             Non-Accelerated Filer [ ]             Smaller reporting Company [ ]
                                                     (Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on July 21, 2008 was 53,992,982. No preferred shares are issued or outstanding.

================================================================================

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition - Unaudited
                  June 30, 2008, June 30, 2007 and audited December 31, 2007..................     3

                  Condensed Consolidated Statements of Operations - Unaudited three and six
                  months ended June 30, 2008 and 2007.........................................     4

                  Condensed Consolidated Statements of Stockholders' Equity and Comprehensive
                  Income - audited year ended December 31, 2007 and unaudited six months
                  ended June 30, 2008.........................................................     5

                  Condensed Consolidated Statements of Cash Flows - Unaudited six months
                  ended June 30, 2008 and 2007...........................                          6

                  Notes to Condensed Consolidated Financial Statements - Unaudited ...........     7

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................    21

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk ..................    32

         Item 4 - Controls and Procedures.....................................................    32

PART II. OTHER INFORMATION....................................................................    33

         Item 1 - Legal Proceedings...........................................................    33

         Item 1A - Risk Factors...............................................................    33

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.................    34

         Item 3 - Defaults Upon Senior Securities.............................................    35

         Item 4 - Submission of Matters to a Vote of Security Holders ........................    35

         Item 5 - Other Information...........................................................    35

         Item 6 - Exhibits....................................................................    36

         Signatures...........................................................................    36

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         JUNE 30,       December 31,     June 30,
                (Dollars in thousands, except per share data)             2008              2007           2007
-----------------------------------------------------------------     -------------     ------------   ------------
                                                                       (UNAUDITED)       (audited)      (unaudited)
ASSETS:
     Cash on hand and in banks ..................................     $    123,545          145,697         134,647
     Federal funds sold .........................................              135              135          11,735
     Interest bearing cash deposits .............................           26,654           81,777         124,566
                                                                      ------------       ----------     -----------
         Cash and cash equivalents ..............................          150,334          227,609         270,948

     Investment securities ......................................          773,417          700,324         737,104
     Loans receivable, net ......................................        3,717,373        3,516,999       3,289,234
     Loans held for sale ........................................           42,772           40,123          42,620
     Premises and equipment, net ................................          125,398          123,749         119,320
     Real estate and other assets owned, net ....................            6,523            2,043           2,153
     Accrued interest receivable ................................           28,128           26,168          27,621
     Deferred tax asset .........................................            3,624               --           2,504
     Core deposit intangible, net ...............................           12,416           13,963          15,575
     Goodwill ...................................................          140,301          140,301         140,018
     Other assets ...............................................           27,582           26,051          25,858
                                                                      ------------       ----------     -----------
         Total assets ...........................................     $  5,027,868        4,817,330       4,672,955
                                                                      ============       ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Non-interest bearing deposits ..............................     $    778,786          788,087         820,728
     Interest bearing deposits ..................................        2,347,137        2,396,391       2,533,957
     Advances from Federal Home Loan Bank of Seattle ............          658,211          538,949         260,224
     Securities sold under agreements to repurchase .............          176,211          178,041         156,794
     Other borrowed funds .......................................          355,437          223,580         233,986
     Accrued interest payable ...................................           11,922           13,281          15,388
     Deferred tax liability .....................................               --              481              --
     Subordinated debentures ....................................          118,559          118,559         118,559
     Other liabilities ..........................................           31,962           31,385          33,648
                                                                      ------------       ----------     -----------
         Total liabilities ......................................        4,478,225        4,288,754       4,173,284
                                                                      ------------       ----------     -----------

     Preferred shares, $.01 par value per share. 1,000,000 shares
       authorized None issued or outstanding ....................               --               --              --
     Common stock, $.01 par value per share.  117,187,500 shares
       authorized ...............................................              540              536             535
     Paid-in capital ............................................          380,161          374,728         371,289
     Retained earnings - substantially restricted ...............          171,017          150,195         128,355
     Accumulated other comprehensive (loss) income ..............           (2,075)           3,117            (508)
                                                                      ------------       ----------     -----------
         Total stockholders' equity .............................          549,643          528,576         499,671
                                                                      ------------       ----------     -----------
         Total liabilities and stockholders' equity .............     $  5,027,868        4,817,330       4,672,955
                                                                      ============       ==========     ===========

     Number of shares outstanding ...............................       53,985,813       53,646,480      53,525,651
     Book value per share .......................................     $      10.18             9.85            9.34

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - dollars in thousands, except                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
             per share data)                             ------------------------------         ------------------------------
------------------------------------------------            2008                2007               2008               2007
                                                         -----------         ----------         ----------         -----------
INTEREST INCOME:
     Real estate loans ..........................        $    12,399             15,201             24,991              29,642
     Commercial loans ...........................             41,100             38,170             83,633              74,822
     Consumer and other loans ...................             11,790             11,870             23,897              23,184
     Investment securities and other ............              9,284             10,052             18,068              19,565
                                                         -----------         ----------         ----------         -----------
           Total interest income ................             74,573             75,293            150,589             147,213
                                                         -----------         ----------         ----------         -----------

INTEREST EXPENSE:
     Deposits ...................................             13,474             20,530             30,343              39,337
     Federal Home Loan Bank of Seattle advances                4,821              4,050             10,539               9,092
     Securities sold under agreements to
       repurchase ...............................                808              1,724              2,149               3,611
     Subordinated debentures ....................              1,853              1,816              3,726               3,630
     Other borrowed funds .......................              1,317              1,977              2,903               3,256
                                                         -----------         ----------         ----------         -----------
           Total interest expense ...............             22,273             30,097             49,660              58,926
                                                         -----------         ----------         ----------         -----------

NET INTEREST INCOME .............................             52,300             45,196            100,929              88,287
     Provision for loan losses ..................              5,042              1,210              7,542               2,405
                                                         -----------         ----------         ----------         -----------
          Net interest income after provision for
            loan losses .........................             47,258             43,986             93,387              85,882
                                                         -----------         ----------         ----------         -----------

NON-INTEREST INCOME:
     Service charges and other fees .............             10,599              9,483             20,070              17,746
     Miscellaneous loan fees and charges ........              1,624              2,275              3,114               4,097
     Gains on sale of loans .....................              4,245              3,708              8,125               6,750
     Gain (Loss) on sale of investments .........                 --                 --                248                  (8)
     Other income ...............................                913                945              2,086               3,518
                                                         -----------         ----------         ----------         -----------
          Total non-interest income .............             17,381             16,411             33,643              32,103
                                                         -----------         ----------         ----------         -----------

NON-INTEREST EXPENSE:
     Compensation, employee benefits and
         related expense ........................             20,967             20,594             42,064              40,100
     Occupancy and equipment expense ............              5,116              4,812             10,249               9,270
     Advertising and promotions expense .........              1,833              1,581              3,372               3,021
     Outsourced data processing expense .........                647                680              1,314               1,492
     Core deposit intangibles amortization.......                767                809              1,546               1,589
     Other expense ..............................              7,113              6,598             13,511              12,785
                                                         -----------         ----------         ----------         -----------
          Total non-interest expense ............             36,443             35,074             72,056              68,257
                                                         -----------         ----------         ----------         -----------
EARNINGS BEFORE INCOME TAXES ....................             28,196             25,323             54,974              49,728

     Federal and state income tax expense .......              9,737              8,598             19,116              16,910
                                                         -----------         ----------         ----------         -----------
NET EARNINGS ....................................        $    18,459             16,725             35,858              32,818
                                                         ===========         ==========         ==========         ===========

Basic earnings per share ........................        $      0.35               0.31               0.67                0.62
Diluted earnings per share ......................        $      0.34               0.31               0.66                0.61
Dividends declared per share ....................        $      0.13               0.12               0.26                0.24
Return on average assets (annualized) ...........               1.51%              1.47%              1.48%               1.47%
Return on average equity (annualized) ...........              13.51%             13.79%             13.25%              13.90%
Average outstanding shares - basic ..............         53,971,220         53,164,813         53,910,414          52,836,255
Average outstanding shares - diluted ............         54,151,290         53,601,696         54,084,193          53,414,992

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
    YEAR ENDED DECEMBER 31, 2007 AND UNAUDITED SIX MONTHS ENDED JUNE 30, 2008



                                                         Common Stock                     Retained       Accumulated       Total
                                                    ---------------------                 earnings          Other          stock-
(Dollars in thousands, except per share data)         Shares       Amount    Paid-in    substantially   comprehensive     holders'
------------------------------------------------    -----------   -------   ---------   -------------   --------------   ---------
Balance at December 31, 2006 ...................     52,302,820   $   523     344,265         108,286        3,069         456,143

Comprehensive income:

     Net earnings ..............................             --        --          --          68,603           --          68,603
     Unrealized gain on securities, net of
       reclassification adjustment and taxes ...             --        --          --              --           48              48
                                                                                                                         ---------
Total comprehensive income .....................                                                                            68,651
                                                                                                                         ---------

Cash dividends declared ($.50 per share) .......             --        --          --         (26,694)          --        (26,694)
Stock options exercised ........................        550,080         6       6,148              --           --           6,154
Stock issued in connection with acquisition ....        793,580         7      18,993              --           --          19,000
Stock based compensation and tax benefit .......             --        --       5,322              --           --           5,322
                                                    -----------   -------   ---------   -------------    ---------       ---------
Balance at December 31, 2007 ...................     53,646,480   $   536     374,728         150,195        3,117         528,576

Comprehensive income:
     Net earnings ..............................             --        --          --          35,858           --          35,858
     Unrealized loss on securities, net of
       reclassification adjustment and taxes ...             --        --          --              --       (5,192)         (5,192)
                                                                                                                         ---------
Total comprehensive income .....................                                                                            30,666
                                                                                                                         ---------

Cash dividends declared ($.26 per share) .......             --        --          --         (14,039)          --         (14,039)
Stock options exercised ........................        339,333         4       3,417              --           --           3,421
Cumulative effect of a change in
  principle ....................................             --        --          --            (997)          --            (997)
Stock based compensation and tax benefit .......             --        --       2,016              --           --           2,016
                                                    -----------   -------   ---------   -------------   ----------       ---------
Balance at June 30, 2008 (unaudited) ...........     53,985,813   $   540     380,161         171,017       (2,075)        549,643
                                                    ===========   =======   =========    ===========    ==========       =========

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                 (UNAUDITED - dollars in thousands)                         2008            2007
---------------------------------------------------------------------     ---------      ---------
OPERATING ACTIVITIES:
       NET CASH PROVIDED BY OPERATING ACTIVITIES ....................     $  38,467         31,584
                                                                          ---------      ---------

INVESTING ACTIVITIES:
       Proceeds from sales, maturities and prepayments of investments
          available-for-sale ........................................       211,647        165,114
       Purchases of investments available-for-sale ..................      (293,751)       (22,491)
       Principal collected on installment and commercial loans ......       563,086        584,905
       Installment and commercial loans originated or acquired ......      (752,164)      (737,316)
       Principal collections on mortgage loans ......................       176,482        270,272
       Mortgage loans originated or acquired ........................      (195,321)      (262,835)
       Net purchase of FHLB and FRB stock ...........................          (138)        (3,451)
       Net cash paid for sale of Western's Lewistown branch .........            --         (6,846)
       Net cash received from North Side State Bank acquisition .....            --          9,339
       Net addition of premises and equipment .......................        (6,226)        (1,221)
                                                                          ---------      ---------
            NET CASH USED IN INVESTING ACTIVITIES ...................      (296,385)        (4,530)
                                                                          ---------      ---------

FINANCING ACTIVITIES:
       Net (decrease) increase in deposits ..........................       (58,555)        72,993
       Net increase in FHLB advances and other borrowed funds .......       251,119         17,917
       Net decrease in securities sold under repurchase agreements ..        (1,830)       (13,422)
       Cash dividends paid ..........................................       (14,039)       (12,749)
       Excess tax benefits from stock options .......................           527          1,399
       Proceeds from exercise of stock options and other stock issued         3,421          4,739
                                                                          ---------      ---------
           NET CASH USED IN FINANCING ACTIVITIES ....................       180,643         70,877
                                                                          ---------      ---------

           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....       (77,275)        97,931
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............       227,609        173,017
                                                                          ---------      ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................     $ 150,334        270,948
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for:           Interest ..........     $  51,020         54,368
                                                  Income taxes ......     $  22,265         14,005

      The following schedule summarizes the acquisition of North Side State Bank in 2007

                                                      NORTH SIDE
                                                      STATE BANK
                                                   -----------------
                                                     April 30, 2007
Acquired
Fair Value of assets acquired                          $ 127,258
Cash paid for the capital stock                            8,854
Capital stock issued                                      19,000
Liabilities assumed                                       99,967

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2008 and 2007, stockholders' equity for the six months ended June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2007 have been derived from the audited consolidated statements of the Company as of that date.

      The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2)    Organizational Structure

      The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. As of June 30, 2008, the Company is the parent holding company for ten wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah.

      On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier with operations conducted under the Glacier charter. Prior period activity of Whitefish was combined and included in Glacier's historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without purchase accounting.

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

      See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company was $5 billion at June 30, 2008, eight of the ten community banks had total assets of less than $1 billion. Morgan, the smallest community bank subsidiary had $99.5 million in total assets, while Glacier Bank, the largest community bank subsidiary, had $1.2 billion in total assets at June 30, 2008.

      The following abbreviated organizational chart illustrates the various relationships as of June 30, 2008:

                                      --------------------------
                                     |   Glacier Bancorp, Inc.  |
                                     | (Parent Holding Company) |
                                      --------------------------
                                                    |
 ----------------------------------------------------------------------------------------------------------------
|    Glacier Bank      |   |  Mountain West Bank  | | |   First Security Bank    |   |   Western Security Bank   |
| (MT Community Bank)  |   | (ID Community  Bank) | | |       Of Missoula        |   |    (MT Community Bank)    |
|                      |   |                      | | |   (MT Community Bank)    |   |                           |
 ----------------------     ----------------------  |  --------------------------     -------------------------
                                                    |
 ----------------------------------------------------------------------------------------------------------------
|       1st Bank       |   |      Big Sky         | | |        Vally Bank        |   | Citizens Community Bank   |
| (WY Community  Bank) |   |    Western Bank      | | |        Of Helena         |   |   (ID Community Bank)     |
|                      |   | (MT Community Bank)  | | |   (MT Community Bank)    |   |                           |
 ----------------------     ----------------------  |  --------------------------     ---------------------------
                                                    |
 ----------------------------------------------------------------------------------------------------------------
| First Bank of Montana|   | First National Bank  | | |                          |   |                           |
|  (MT Community  Bank)|   |      of Morgan       | | | Glacier Capital Trust II |   | Glacier Capital Trust III |
|                      |   | (UT Community Bank)  | | |                          |   |                           |
 ----------------------     ----------------------  |  --------------------------     ---------------------------
                                                    |
                        ---------------------------------------------------------
                       |                          |   |                          |
                       | Glacier Capital Trust IV |   | Citizens (ID) Statutory  |
                       |                          |   |         Trust I          |
                        --------------------------     --------------------------

3)    Investments

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                         INVESTMENTS AS OF JUNE 30, 2008

                                                                                                              Estimated
                                                                Weighted    Amortized     Gross Unrealized      Fair
                  (Dollars in thousands)                          Yield       Cost        Gains     Losses      Value
-----------------------------------------------------------     --------    ---------    -------   --------   ---------
                    AVAILABLE-FOR-SALE:
GOVERNMENT-SPONSORED ENTERPRISES:
  maturing within one year ................................        3.27%          400          1         --         401
  maturing one year through five years ....................        0.00%           --         --         --          --
  maturing five years through ten years ...................        4.64%          262         --         (2)        260
  maturing after ten years ................................        4.03%           81          1         --          82
                                                                            ---------     ------   --------   ---------
                                                                   3.84%          743          2         (2)        743
                                                                            ---------     ------   --------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ................................        3.91%        1,383          3         --       1,386
  maturing one year through five years ....................        4.47%        4,287         49         (1)      4,335
  maturing five years through ten years ...................        5.09%       15,858        752         (4)     16,606
  maturing after ten years ................................        5.09%      248,389      6,608       (904)    254,093
                                                                            ---------     ------   --------   ---------
                                                                   5.07%      269,917      7,412       (909)    276,420
                                                                            ---------     ------   --------   ---------

MORTGAGE-BACKED SECURITIES ................................        4.82%      438,118        773     (8,375)    430,516

FHLMC AND FNMA STOCK ......................................        5.73%        7,593         --     (2,322)      5,271
                                                                            ---------     ------   --------   ---------
     TOTAL MARKETABLE SECURITIES ..........................        4.93%      716,371      8,187    (11,608)    712,950
                                                                            ---------     ------   --------   ---------

                       OTHER INVESTMENTS:
Certificates of Deposits with over 90 day maturity, at cost        5.25%           99         --         --          99
FHLB and FRB stock, at cost ...............................        1.73%       59,952         --         --      59,952
Other stock, at cost ......................................        3.07%          416         --         --         416

                                                                            ---------     ------   --------   ---------
     TOTAL INVESTMENTS ....................................        4.68%    $ 776,838      8,187    (11,608)    773,417
                                                                            =========     ======   ========   =========

                       INVESTMENTS AS OF DECEMBER 31, 2007

                                                                                                      Estimated
               (Dollars in thousands)                   Weighted    Amortized     Gross Unrealized      Fair
-------------------------------------------------        Yield        Cost        Gains     Losses      Value
                                                        --------    ---------    -------   --------   ---------
               AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
  maturing within one year ......................         3.66%     $   2,550          3         --       2,553

GOVERNMENT-SPONSORED ENTERPRISES:
  maturing within one year ......................         4.86%           947         --         (1)        946
  maturing one year through five years ..........         0.00%            --         --         --          --
  maturing five years through ten years .........         7.06%           280         --         (1)        279
  maturing after ten years ......................         6.47%            87          1         --          88
                                                                    ---------    -------   --------   ---------
                                                          5.43%         1,314          1         (2)      1,313
                                                                    ---------    -------   --------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ......................         4.03%         1,328          5         (1)      1,332
  maturing one year through five years ..........         4.30%         3,928         45         (2)      3,971
  maturing five years through ten years .........         4.96%        16,847        932         (2)     17,777
  maturing after ten years ......................         5.09%       255,109      8,999       (319)    263,789
                                                                    ---------    -------   --------   ---------
                                                          5.06%       277,212      9,981       (324)    286,869
                                                                    ---------    -------   --------   ---------

MORTGAGE-BACKED SECURITIES ......................         4.55%       346,085        693     (3,405)    343,373

FHLMC AND FNMA STOCK ............................         5.74%         7,593         --     (1,804)      5,789
                                                                    ---------    -------   --------   ---------
     TOTAL MARKETABLE SECURITIES ................         4.79%       634,754     10,678     (5,535)    639,897
                                                                    ---------    -------   --------   ---------

                 OTHER INVESTMENTS:
Certificates of Deposits with over
90 day maturity, at cost ........................         5.06%           199         --         --         199
FHLB and FRB stock, at cost .....................         1.72%        59,815         --         --      59,815
Other stock, at cost ............................         3.09%           413         --         --         413

                                                                    ---------    -------   --------   ---------
     TOTAL INVESTMENTS ..........................         4.52%     $ 695,181     10,678     (5,535)    700,324
                                                                    =========    =======   ========   =========

      Interest income includes tax-exempt interest for the six months ended June 30, 2008 and 2007 of $6,348,000 and $6,928,000, respectively, and for the three months ended June 30, 2008 and 2006 of $3,174,000 and $3,476,000, respectively.

      Gross proceeds from sale of marketable securities for the six months ended June 30, 2008 and 2007 were $97,002,000 and $55,798,000, respectively, resulting in gross gains of $0 and $1,000, respectively, and gross losses of $0 and $9,000, respectively. The gross proceeds and gross gains for the sale of other stock was $248,000 and $0 for the six months ended June 30, 2008 and 2007, respectively. The Company realized a gain of $130,000 from the extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. The cost of any investment sold is determined by specific identification.

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

      4)    Loans and Leases

      The   following table summarizes the Company's loan and lease portfolio,

                  TYPE OF LOAN                          At                         At                        At
             (Dollars in thousands)                  6/30/08                   12/31/2007                  6/30/07
                                         ---------------------------  -------------------------    ----------------------
                                            Amount          Percent      Amount       Percent      Amount        Percent
Real Estate Loans:
         Residential real estate         $     706,815        18.8%   $    689,238       19.4%     $    781,216     23.4%
         Loans held for sale                    42,772         1.1%         40,123        1.1%           42,620      1.3%
                                         -------------     -------    ------------    -------      ------------    -----
             Total                             749,587        19.9%        729,361       20.5%          823,836     24.7%

Commercial Loans:
         Real estate                         1,736,784        46.2%      1,617,076       45.4%        1,317,821     39.6%
         Other commercial                      664,558        17.7%        636,351       17.9%          641,170     19.2%
                                         -------------     -------    ------------    -------      ------------    -----
             Total                           2,401,342        63.9%      2,253,427       63.3%        1,958,991     58.8%

Consumer and other Loans:
         Consumer                              207,595         5.6%        206,724        5.8%          210,783      6.3%
         Home equity                           471,398        12.5%        432,217       12.2%          401,759     12.1%
                                         -------------     -------    ------------    -------      ------------    -----
             Total                             678,993        18.1%        638,941       18.0%          612,542     18.4%
         Net deferred loan fees,
            premiums and discounts              (8,970)       -0.3%        (10,194)      -0.3%          (11,093)    -0.3%
         Allowance for loan and lease
            losses                             (60,807)       -1.6%        (54,413)      -1.5%          (52,422)    -1.6%
                                         -------------     -------    ------------    -------      ------------    -----
Loan receivable, net                     $   3,760,145       100.0%   $  3,557,122      100.0%     $  3,331,854    100.0%
                                         =============     =======    ============    =======      ============    =====

      The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                                     June 30,    December 31,    June 30,
       (Dollars in thousands)                                          2008         2007          2007
                                                                   ----------    ------------    --------
Real estate and other assets owned                                 $    6,523           2,043       2,153
Accruing Loans 90 days or more overdue                                  3,700           2,685       4,592
Non-accrual loans                                                      19,674           8,560       5,235
                                                                   ----------    ------------    --------
    Total non-performing assets                                    $   29,897          13,288      11,980
                                                                   ==========    ============    ========

Non-performing assets as a percentage of total bank assets               0.58%           0.27%       0.25%

      Impaired loans, net of government guaranteed amounts, were $23,707,000, $12,152,000 and $5,235,000 as of June 30, 2008, December 31, 2007 and June
      30, 2007, respectively. The allowance for loan and lease loss includes valuation allowances of $3,030,000, $2,827,000 and $0 specific to certain impaired loans as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

         The following table illustrates the loan and lease loss experience:

                                                                     June 30,       December 31,       June 30,
       (Dollars in thousands)                                          2008            2007             2007
                                                                    ----------     -------------    ------------
Balance at the beginning of the period                              $   54,413            49,259          49,259
  Charge-offs                                                           (1,498)           (3,387)           (563)
  Recoveries                                                               350             1,222             682
                                                                    ----------     -------------    ------------
  Net (charge-offs) recoveries                                      $   (1,148)           (2,165)            119
  Acquisition (1)                                                            -               639             639
  Provision                                                              7,542             6,680           2,405
                                                                    ----------     -------------    ------------
Balance at the end of the period                                    $   60,807            54,413          52,422
                                                                    ==========     =============    ============

Net (charge-offs) recoveries as a percentage of loans                  (0.030%)           (0.060%)         0.004%


----------
(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

5)    Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of June 30, 2008:


                                                          Core Deposit            Mortgage
                (Dollars in thousands)                     Intangible       Servicing Rights (1)      Total
                                                          ------------      --------------------    ---------
  Gross carrying value                                    $     25,706
  Accumulated Amortization                                     (13,290)
                                                          ------------
  Net carrying value                                      $     12,416               1,268             13,684
                                                          ============

WEIGHTED-AVERAGE AMORTIZATION PERIOD
  (Period in years)                                               10.0                 9.7               10.0

AGGREGATE AMORTIZATION EXPENSE
  For the three months ended June 30, 2008                $        767                  53                820
  For the six months ended June 30, 2008                         1,546                  92              1,638

ESTIMATED AMORTIZATION EXPENSE
  For the year ended December 31, 2008                    $      3,032                 135              3,167
  For the year ended December 31, 2009                           2,738                  85              2,823
  For the year ended December 31, 2010                           2,369                  83              2,452
  For the year ended December 31, 2011                           1,662                  80              1,742
  For the year ended December 31, 2012                           1,300                  78              1,378

----------
(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are not readily available.

      Acquisitions are accounted for using the purchase accounting method as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair value.

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

6)    Deposits

      The following table illustrates the amounts outstanding for deposits $100,000 and greater at June 30, 2008 according to the time remaining to maturity. Included in the certificates of deposit ("CD") maturities are brokered CDs in the amount of $1,015,000.

                                                                Certificates        Non-Maturity
                (Dollars in thousands)                           of Deposit           Deposits          Totals
                                                                ------------       -------------    ------------
Within three months                                             $   120,148           1,303,609        1,423,757
Three to six months                                                  85,336                   -           85,336
Seven to twelve months                                              100,861                   -          100,861
Over twelve months                                                   47,338                   -           47,338
                                                                ------------       ------------     ------------
   Totals                                                       $   353,683           1,303,609        1,657,292
                                                                ============       ============     ============

7)    Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB of Seattle advances, repurchase agreements and U.S. Treasury, Tax and Loan borrowings:

                                                              As of and          As of and           As of and
                                                             for the six          for the           for the six
                           (Dollars in thousands)            months ended        year ended         months ended
                                                            June 30, 2008    December 31, 2007     June 30, 2007
                                                            -------------    -----------------     -------------
FHLB advances:
  Amount outstanding at end of period                       $   658,211            538,949            260,224
  Average balance                                           $   648,296            382,243            368,928
  Maximum outstanding at any month-end                      $   815,860            538,949            509,519
  Weighted average interest rate                                   3.26%              4.94%              4.97%

Repurchase agreements:
  Amount outstanding at end of period                       $   176,211            178,041            156,794
  Average balance                                           $   184,892            171,290            159,557
  Maximum outstanding at any month-end                      $   192,216            193,421            168,395
  Weighted average interest rate                                   2.33%              4.35%              4.56%

U.S. Treasury, Tax and Loan:
  Amount outstanding at end of period                       $   209,298            221,409            231,786
  Average balance                                           $   173,434            120,188            128,986
  Maximum outstanding at any month-end                      $   299,477            244,012            244,012
  Weighted average interest rate                                   2.74%              5.03%              5.28%

8)    Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2008.

                        CONSOLIDATED                               Tier 1 (Core)      Tier 2 (Total)      Leverage
                   (Dollars in thousands)                             Capital            Capital           Capital
                                                                   -------------      --------------    ------------
Total stockholder's equity                                         $    549,643              549,643         549,643
Less:  Goodwill and intangibles                                        (152,717)            (152,717)       (152,717)
    Other adjustments                                                    (2,322)              (2,322)         (2,322)
Plus:  Allowance for loan and lease losses                                    -               52,258               -
    Accumulated other comprehensive
        Unrealized loss on AFS securities                                 2,075                2,075           2,075
    Subordinated debentures                                             115,000              115,000         115,000
                                                                   ------------       --------------    ------------
Regulatory capital computed                                        $    511,679              563,937         511,679
                                                                   ============       ==============    ============

Risk weighted assets                                               $  4,172,360            4,172,360
Total average assets                                                                                    $ 4,762,239
                                                                   ============       ==============    ============
Capital as % of risk weighted assets                                      12.26%               13.52%          10.74%
Regulatory "well capitalized" requirement                                  6.00%               10.00%           5.00%
                                                                   ------------       --------------    ------------
Excess over "well capitalized" requirement                                 6.26%                3.52%           5.74%
                                                                   ============       ==============    ============

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

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                    Three            Three            Six              Six
                                                 months ended     months ended    months ended     months ended
                                                June 30, 2008    June 30, 2007   June 30, 2008    June 30, 2007
                                                -------------    -------------   -------------    -------------
Net earnings available to common
   stockholders                                 $  18,459,000       16,725,000      35,858,000       32,818,000

Average outstanding shares - basic                 53,971,220       53,164,813      53,910,414       52,836,255
Add:  Dilutive stock options                          180,070          436,883         173,779          578,737
                                                -------------    -------------   -------------    -------------
Average outstanding shares - diluted               54,151,290       53,601,696      54,084,193       53,414,992
                                                =============    =============   =============    =============
Basic earnings per share                        $        0.35             0.31            0.67             0.62
                                                =============    =============   =============    =============

Diluted earnings per share                      $        0.34             0.31            0.66             0.61
                                                =============    =============   =============    =============

      There were approximately 1,567,573 and 436,130 average shares excluded from the diluted average outstanding share calculation for the six months ended June 30, 2008 and 2007, respectively, due to the option exercise price exceeding the market price.

10)   Comprehensive Income

      The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                                      For the three months          For the six months
                                                                          ended June 30,              ended June 30,
                     Dollars in thousands                               2008           2007          2008          2007
                                                                    ----------      ---------      --------      --------
Net earnings                                                        $   18,459        16,725         35,858        32,818

Unrealized holding loss arising during the period                      (10,492)       (7,092)        (8,320)       (5,911)
Tax benefit                                                              4,134         2,794          3,279         2,329
                                                                    ----------      ---------      --------      --------
            Net after tax                                               (6,358)       (4,298)        (5,041)       (3,582)
Reclassification adjustment for (gain) losses
   included in net earnings                                                  -             -           (248)            8
Tax expense (benefit)                                                        -             -             97            (3)
                                                                    ----------      ---------      --------      --------
            Net after tax                                                    -             -           (151)            5

            Net unrealized loss on securities                           (6,358)       (4,298)        (5,192)       (3,577)
                                                                    ----------      ---------      --------      --------

                Total comprehensive income                          $   12,101        12,427         30,666        29,241
                                                                    ==========      =========      ========      ========

11)   Federal and State Income Taxes

      The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington impose a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2005, 2006 and 2007 remain subject to examination by federal, Montana, Idaho and Utah tax authorities and income tax returns for the years ended December 31, 2003 and 2004 remain subject to examination by the state of Montana and Idaho.

      On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN 48. The Company determined its unrecognized tax benefit to be $152,000 as of June 30, 2008.

      If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 34.8 percent to 34.5 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

      The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the six months ended June 30, 2008 and 2007, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $37,000 and $50,000 accrued for the payment of interest at June 30, 2008 and 2007, respectively. The Company had accrued liabilities of $0 for the payment of penalties at June 30, 2008 and 2007.

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

                                                                     Six months ended and as of June 30, 2008
                                        ----------------------------------------------------------------------------------------
                                                         Mountain      First
        (Dollars in thousands)             Glacier         West       Security     Western      1st Bank      Big Sky    Valley
-----------------------------------     -----------    ---------    ----------    --------      --------      -------    -------
Revenues from external customers        $    42,359       43,550      27,909        18,484        13,983       12,460     10,872
Intersegment revenues                            82           25         935           644           638            -        212
Expenses                                    (32,167)     (37,647)    (21,754)      (15,074)      (11,708)      (9,424)    (8,373)
                                        -----------    ---------    --------      --------      --------      -------    -------
                           Net Earnings $    10,274        5,928       7,090         4,054         2,913        3,036      2,711
                                        ===========    =========    ========      ========      ========      =======    =======
                           Total Assets $ 1,156,216    1,114,885     847,406       567,473       430,756      330,894    286,312
                                        ===========    =========    ========      ========      ========      =======    =======

                                                      First Bank                                                      Total
                                          Citizens     of MT     Morgan      Parent      Other     Eliminations   Consolidated
                                         ----------   --------   -------     -------     -------    -------------  ------------
Revenues from external customers         $   7,007       4,548     2,715         229         116              -        184,232
Intersegment revenues                          165         124       233      44,798          15        (47,871)             -
Expenses                                    (6,230)     (3,547)   (2,675)     (9,169)       (142)         9,536       (148,374)
                                         ----------   --------   -------     -------     -------    -----------      ---------
                           Net Earnings  $     942       1,125       273      35,858         (11)       (38,335)        35,858
                                         ==========    =======   =======     =======     =======    ===========      =========
                           Total Assets  $ 203,816     153,124    99,488     680,379       3,362       (846,243)     5,027,868
                                         ==========    =======   =======     =======     =======    ===========      =========

                                                                   Six months ended and as of June 30, 2007
                                         ----------------------------------------------------------------------------------------
                                                          Mountain       First
        (Dollars in thousands)             Glacier          West       Security      Western     1st Bank     Big Sky      Valley
-------------------------------------    -----------     ---------    ----------   ---------     --------    --------     -------
Revenues from external customers         $    38,538        42,446       29,187       20,455       11,809      11,439      10,667
Intersegment revenues                             78            24          920          713          552          15          95
Expenses                                     (30,418)      (35,521)     (23,497)     (16,903)      (9,966)     (9,024)     (8,570)
                                         -----------     ---------    ----------   ---------     --------    --------     -------
                           Net Earnings  $     8,198         6,949        6,610        4,265        2,395       2,430       2,192
                                         -----------     ---------    ----------   ---------     --------    --------     -------
                           Total Assets  $ 1,030,238       996,119      834,762      553,387      470,595     288,449     281,809
                                         -----------     ---------    ----------   ---------     --------    --------     -------

                                                      First Bank                                                          Total
                                          Citizens      of MT        Morgan     Parent        Other     Eliminations   Consolidated
                                         -----------  ----------    --------    --------     --------   ------------   ------------
Revenues from external customers         $    7,549        4,604       2,427         110         85              -        179,316
Intersegment revenues                             -          316         632      41,190         25       (44,560)              -
Expenses                                     (6,461)      (3,969)     (2,602)     (8,482)      (114)          9,029      (146,498)
                                         ----------   ----------    --------    --------     ------     -----------    ----------
                           Net Earnings  $    1,088          951         457      32,818        (4)       (35,531)         32,818
                                         ----------   ----------    --------    --------     ------     -----------    ----------
                           Total Assets  $  181,250      143,093      91,560     634,276      3,421      (836,004)      4,672,955
                                         ----------   ----------    --------    --------     ------     -----------    ----------


                                                            Three months ended and as of June 30, 2008
                                       -------------------------------------------------------------------------------------------
                                                          Mountain      First
        (Dollars in thousands)            Glacier           West       Security     Western     1st Bank    Big Sky        Valley
--------------------------------       --------------   ------------  ----------  -----------  ----------  ----------   ----------
Revenues from external customers       $       21,121         21,846      13,681        9,255       6,937       6,184        5,518
Intersegment revenues                              41             25         469          259         228           -          123
Expenses                                      (15,954)       (18,809)    (10,561)      (7,418)     (5,654)     (4,646)      (4,180)
                                       --------------   ------------  ----------  -----------  ----------  ----------   ----------
                    Net Earnings       $        5,208          3,062       3,589        2,096       1,511       1,538        1,461
                                       --------------   ------------  ----------  -----------  ----------  ----------   ----------
                    Total Assets       $    1,156,216      1,114,885     847,406      567,473     430,756     330,894      286,312
                                       --------------   ------------  ----------  -----------  ----------  ----------   ----------

                                                       First Bank                                                       Total
                                          Citizens        of MT     Morgan     Parent      Other     Eliminations   Consolidated
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
Revenues from external customers       $        3,580       2,334     1,340          91         67              -           91,954
Intersegment revenues                              33          23        82      22,910          5       (24,198)                -
Expenses                                       (3,088)     (1,796)   (1,286)     (4,542)       (78)        4,517          (73,495)
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
                    Net Earnings       $          525         561       136      18,459         (6)       (19,681)          18,459
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
                    Total Assets       $      203,816     153,124    99,488     680,379      3,362       (846,243)       5,027,868
                                       --------------  ----------   -------  ----------   --------   ------------   --------------

                                                            Three months ended and as of June 30, 2007
                                       -------------------------------------------------------------------------------------------
                                                          Mountain      First
        (Dollars in thousands)            Glacier           West       Security     Western     1st Bank    Big Sky        Valley
--------------------------------       --------------   ------------  ----------  -----------  ----------  ----------   ----------
Revenues from external customers       $       19,700         22,140      14,764       9,407        6,741       5,894        5,543
Intersegment revenues                              39             13         643         549          302          14           58
Expenses                                      (15,515)       (18,399)    (12,066)     (8,361)      (5,600)     (4,613)      (4,449)
                                       --------------   ------------  ----------  ----------   ----------  ----------   ----------
                    Net Earnings       $        4,224          3,754       3,341       1,595        1,443       1,295        1,152
                                       --------------   ------------  ----------  ----------   ----------  ----------   ----------
                    Total Assets       $    1,030,238        996,119     834,762     553,387      470,595     288,449      281,809
                                       --------------   ------------  ----------  ----------   ----------  ----------   ----------

                                                       First Bank                                                       Total
                                          Citizens        of MT     Morgan     Parent      Other     Eliminations   Consolidated
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
Revenues from external customers       $        3,820       2,379     1,221          56         39              -           91,704
Intersegment revenues                               -         101       327      20,959         15        (23,020)               -
Expenses                                       (3,259)     (1,985)   (1,339)     (4,290)       (46)         4,943          (74,979)
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
                    Net Earnings       $          561         495       209      16,725          8        (18,077)          16,725
                                       --------------  ----------   -------  ----------   --------   ------------   --------------
                    Total Assets       $      181,250     143,093    91,560     634,276      3,421       (836,004)       4,672,955
                                       --------------  ----------   -------  ----------   --------   ------------   --------------

13)   Fair Value Measurement

      On January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB issued Staff Position ("FSP") SFAS 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 has been applied prospectively as of January 1, 2008.

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

The following are the assets measured at fair value on a recurring basis at and for the period ended June 30, 2008.

                                                       Quoted prices        Significant
                                                     in active markets        other         Significant
                                                       for identical         observable     Unobservable
                                                          assets               inputs          Inputs          Total
      (Dollars in thousands)                             (Level 1)           (Level 2)       (Level 3)      June 30, 2008
------------------------------------               --------------------    -------------   --------------   -------------
Available-for-sale securities ......               $                  -          695,619           17,331         712,950
                                                   --------------------    -------------   --------------   -------------
     Total assets at fair value ....               $                  -          695,619           17,331         712,950
                                                   ====================    =============   ==============   =============

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

      The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2008.

                                                       Significant
                                                      Unobservable
                                                         Inputs
        (Dollars in thousands)                          (Level 3)
----------------------------------------------     --------------------
Balance as of January 1, 2008 ................     $             17,041
Total unrealized gains included in other
  comprehensive income .......................                      295
Amortization, accretion, or principal payments                       (5)
                                                   --------------------
Balance as of June 30, 2008 ..................     $             17,331
                                                   ====================

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

                                                  Six Months Ended June 30,
(Dollars in thousands)                                 2008 vs. 2007
                                                 Increase (Decrease) due to:
                                           ----------------------------------------
                                                Volume          Rate         Net
                                           ---------------   ----------   ---------
INTEREST INCOME
Residential real estate loans              $        (2,409)      (2,242)     (4,651)
Commercial loans                                    17,766       (8,955)      8,811
Consumer and other loans                             2,495       (1,782)        713
Investment securities and other                     (1,540)          43      (1,497)
                                           ---------------   ----------   ---------
      Total Interest Income                         16,312      (12,936)      3,376

INTEREST EXPENSE
NOW accounts                                            45         (788)       (743)
Savings accounts                                        11         (345)       (334)
Money market accounts                                1,104       (4,439)     (3,335)
Certificates of deposit                             (2,770)      (1,812)     (4,582)
FHLB advances                                        6,886       (5,439)      1,447
Other borrowings and repurchase
   agreements                                        2,681       (4,400)     (1,719)
                                           ---------------   ----------   ---------
      Total Interest Expense                         7,957      (17,223)     (9,266)
                                           ---------------   ----------   ---------

NET INTEREST INCOME                        $         8,355        4,287      12,642
                                           ===============   ==========   =========

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

AVERAGE BALANCE SHEET                             For the Three months ended 6-30-08      For the Six months ended 6-30-08
                                                 -------------------------------------   -----------------------------------
(Dollars in thousands)                                            Interest    Average                  Interest     Average
                                                   Average          and       Yield/      Average       and         Yield/
                                                   Balance       Dividends     Rate       Balance      Dividends      Rate
                                                 -------------  -----------   --------   -----------  ----------   ---------
ASSETS
  Residential real estate loans                  $     728,127       12,399       6.81%  $   723,749      24,991        6.91%
  Commercial loans                                   2,351,722       41,100       7.01%    2,313,383      83,633        7.25%
  Consumer and other loans                             659,960       11,790       7.17%      649,525      23,897        7.38%
                                                 -------------  -----------              -----------  ----------
    Total Loans                                      3,739,809       65,289       7.00%    3,686,657     132,521        7.21%
  Tax - exempt investment securities (1)               255,227        3,174       4.97%      257,560       6,348        4.93%
  Other investment securities                          537,735        6,110       4.55%      530,123      11,720        4.42%
                                                 -------------  -----------              -----------  ----------
    Total Earning Assets                             4,532,771       74,573       6.58%    4,474,340     150,589        6.73%
                                                                -----------                           ----------
  Goodwill and core deposit intangible                 153,157                               153,587
  Other non-earning assets                             229,029                               234,279
                                                 -------------                           -----------
    TOTAL ASSETS                                 $   4,914,957                           $ 4,862,206
                                                 -------------                           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  NOW accounts                                   $     467,852          698       0.60%  $   465,784       1,609        0.69%
  Savings accounts                                     272,941          446       0.66%      270,113         993        0.74%
  Money market accounts                                763,838        3,904       2.05%      781,622       9,855        2.53%
  Certificates of deposit                              854,667        8,426       3.95%      857,610      17,886        4.18%
  FHLB advances                                        701,324        4,821       2.76%      648,296      10,539        3.26%
  Repurchase agreements
    and other borrowed funds                           521,139        3,978       3.06%      512,717       8,778        3.43%
                                                 -------------  -----------              -----------  ----------
    Total Interest Bearing Liabilities               3,581,761       22,273       2.49%    3,536,142      49,660        2.82%
                                                                -----------                           ----------
  Non-interest bearing deposits                        735,953                               735,579
  Other liabilities                                     47,641                                46,113
                                                 -------------                           -----------
    Total Liabilities                                4,365,355                             4,317,834
  Common stock                                             540                                   539
  Paid-in capital                                      379,265                               377,858
  Retained earnings                                    166,307                               161,543
  Accumulated other
    Comprehensive income                                 3,490                                 4,432
                                                 -------------                           -----------
    Total Stockholders' Equity                         549,602                               544,372
                                                 -------------                           -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $   4,914,957                           $ 4,862,206
                                                 -------------                           -----------
  Net interest income                                           $    52,300                           $  100,929
                                                                -----------                           ----------
  Net interest spread                                                             4.09%                                 3.91%
  Net Interest Margin                                                             4.63%                                 4.52%
  Net Interest Margin (Tax Equivalent)                                            4.75%                                 4.65%
  Return on average assets  (annualized)                                          1.51%                                 1.48%
  Return on average equity  (annualized)                                         13.51%                                13.25%

----------
(1) Excludes tax effect of $2,810 and $1,405 on non-taxable investment security income for the year and quarter ended June 30, 2008, respectively.

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

         In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED
                       TO MARCH 31, 2008 AND JUNE 30, 2007

Performance Summary

The Company reported net earnings of $18.459 million for the second quarter, an increase of $1.734 million, or 10 percent, over the $16.725 million for the second quarter of 2007. Diluted earnings per share of $.34 for the quarter is an increase of 10 percent over the diluted earnings per share of $.31 for the same quarter of 2007. Annualized return on average assets and return on average equity for the second quarter were 1.51 percent and 13.51 percent, respectively, which compares with prior year returns for the second quarter of 1.47 percent and 13.79 percent, respectively. The increase in earnings is primarily due to an improvement in the net interest margin and a steady increase in loans as well as a $1 million increase in non-interest income.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)


                                                                   Three months ended
                                                  --------------------------------------------------
                                                      June 30,            March 31,        June 30,
                                                        2008                2008             2007
                                                    (unaudited)          (unaudited)     (unaudited)
                                                  ---------------   -----------------   ------------
Net interest income
   Interest income                                $        74,573   $          76,016   $     75,293
   Interest expense                                        22,273              27,387         30,097
                                                  ---------------   -----------------   ------------
       Net interest income                                 52,300              48,629         45,196

Non-interest income
   Service charges, loan fees, and other fees              12,223              10,961         11,758
   Gain on sale of loans                                    4,245               3,880          3,708
   Gain on sale of investments                                  -                 248              -
   Other income                                               913               1,173            945
                                                  ---------------   -----------------   ------------
      Total non-interest income                            17,381              16,262         16,411
                                                  ---------------   -----------------   ------------
                                                  $        69,681   $          64,891   $     61,607
                                                  ===============   =================   ============

Tax equivalent net interest margin                           4.75%               4.54%          4.51%
                                                  ===============   =================   ============

                                                 $ change from     $ change from    % change from    % change from
                                                    March 31,         June 30,        March 31,        June 30,
                                                      2008              2007            2008             2007
                                                 --------------    -------------    ------------------------------
Net interest income
   Interest income                               $       (1,443)   $        (720)              -2%              -1%
   Interest expense                              $       (5,114)   $      (7,824)             -19%             -26%
                                                 --------------    -------------
       Net interest income                                3,671            7,104                8%              16%

Non-interest income
   Service charges, loan fees, and other fees             1,262              465               12%               4%
   Gain on sale of loans                                    365              537                9%              14%
   Gain on sale of investments                             (248)               -             -100%              n/m
   Other income                                            (260)             (32)             -22%              -3%
                                                 --------------    -------------
      Total non-interest income                           1,119              970                7%               6%
                                                 --------------    -------------
                                                 $        4,790    $       8,074                7%              13%
                                                 ==============    =============

----------
n/m - not measurable

Net Interest Income

Net interest income for the quarter increased $4 million, or 8 percent, from the prior quarter, and increased $7 million, or 16 percent, over the same period in 2007. While total interest income has decreased by $1 million, or 1 percent, from the same period last year, total interest expense has decreased by $8 million, or 26 percent, from the same period last year. The decrease in total interest expense is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.75 percent which is 21 basis points higher than the 4.54 percent achieved for the prior quarter and 24 basis points higher than the 4.51 percent result for the second quarter of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $5.0 million, an increase of $3.8 million from the same quarter in 2007. Such increase is primarily attributable to higher reserves for certain commercial real estate loans in Western Montana and Idaho, most notably in the Coeur d'Alene, Sandpoint and Boise markets, and the increase in non-performing assets at June 30, 2008 compared to June 30, 2007. Net charged-off loans during the three months ended June 30, 2008 was $915 thousand.

The determination of the allowance for loan and lease losses ("ALLL") and the related provision for loan losses is a critical accounting estimate that involves management's judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in "Financial Condition Analysis" - Allowance for Loan and Lease Losses.

Non-interest Income

Non-interest income for the quarter increased $1 million, or 7 percent, from the prior quarter, and also increased $1 million, or 6 percent, over the same period in 2007. Fee income increased $1.3 million, or 12 percent, during the quarter, compared to the $465 million, or 4 percent, increase over the same period last year. The fee income increases are attributable to the continued growth in the number of checking accounts. Gain on sale of loans for the quarter increased $365 thousand, or 9 percent, and increased $537 thousand, or 14 percent, over the same period last year, such increases resulting from a greater volume of real estate and other loans sold. There were no sales of investments in the quarter, unlike the first quarter which included $248 thousand in gain from the sale of shares in Principal Financial Group (PFG) and a mandatory redemption of a portion of Visa, Inc. shares from its initial public offering. For the quarter, other income decreased by $260 thousand, or 22 percent, compared to a decrease of $32 thousand, or 3 percent, over the same period last year.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                     Three months ended
                                          --------------------------------------
                                            June 30,     March 31,     June 30,
                                             2008          2008          2007
                                          (unaudited)   (unaudited)   (unaudited)
                                          -----------   -----------   ----------
Compensation and employee benefits        $    20,967   $    21,097   $   20,594
Occupancy and equipment expense                 5,116         5,133        4,812
Advertising and promotion expense               1,833         1,539        1,582
Outsourced data processing                        647           667          680
Core deposit intangibles amortization             767           779          809
Other expenses                                  7,113         6,398        6,597
                                          -----------   -----------   ----------
      Total non-interest expense          $    36,443   $    35,613   $   35,074
                                          ===========   ===========   ==========

                                          $ change from     $ change from   % change from    % change from
                                            March 31,          June 30,       March 31,        June 30,
                                               2008              2007           2008             2007
                                          -------------    --------------   -------------    -------------
Compensation and employee benefits        $        (130)   $          373              -1%               2%
Occupancy and equipment expense                     (17)              304               0%               6%
Advertising and promotion expense                   294               251              19%              16%
Outsourced data processing                          (20)              (33)             -3%              -5%
Core deposit intangibles amortization               (12)              (42)             -2%              -5%
Other expenses                                      715               516              11%               8%
                                          -------------    --------------
      Total non-interest expense          $         830    $        1,369               2%               4%
                                          =============    ==============

Non-interest Expense

Non-interest expense increased by $830 thousand, or 2 percent, from the prior quarter and increased by $1.4 million, or 4 percent, from the same quarter of 2007. Compensation and benefit expense decreased $130 thousand, or 1 percent, over the prior quarter, and increased $373 thousand, or 2 percent, over the same quarter of 2007. The year-over-year increase is primarily attributable to increased staffing levels, including new branches, as well as increased compensation, including commissions tied to increased production, and benefits, including health insurance. The number of full-time-equivalent employees has increased from 1,469 to 1,537, a 5 percent increase since June 30, 2007.

Occupancy and equipment expense increased $304 thousand, or 6 percent, while other expenses increased $516 thousand, or 8 percent, since June 30, 2007, reflecting the cost of additional branch locations, facility upgrades, and other general and administrative costs. Advertising and promotion expense increased $294 thousand, or 19 percent, from the prior quarter, and increased $251 thousand, or 16 percent, from the same quarter of 2007, such increases primarily attributable to new branch promotions, and the banks continuing focus on attracting and retaining non-interest bearing deposits.

The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 52 percent for the 2008 second quarter, compared to 57 percent for the 2007 second quarter, a five percentage point improvement.

       RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED
                      TO THE SIX MONTHS ENDED JUNE 30, 2007

Performance Summary

Net earnings of $35.858 million for the first half of 2008 is an increase of $3.040 million, or 9 percent over the first half of the prior year. Diluted earnings per share of $0.66 versus $0.61 for the same period last year is an increase of 8 percent. Included in first half of 2007 earnings is a nonrecurring $1.0 million gain ($1.6 million pre-tax) from the sale of Western Security Bank's Lewistown, Montana branch, which was partially offset by approximately $500 thousand of nonrecurring expenses from the merger of three of the acquired Citizens Development Company's ("CDC") five subsidiaries into the Company's subsidiaries.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                              Six months ended June 30,
                                                 ------------------------------------------------
                                                    2008          2007       $ change    % change
                                                 ----------    ---------    ---------    --------
Interest income                                  $  150,589    $ 147,213    $   3,376           2%
Interest expense                                     49,660       58,926       (9,266)        -16%
                                                 ----------    ---------    ---------
   Net interest income                              100,929       88,287       12,642          14%

Non-interest income
   Service charges, loan fees, and other fees        23,184       21,843        1,341           6%
   Gain on sale of loans                              8,125        6,750        1,375          20%
   Gain (loss) on sale of investments                   248           (8)         256       -3200%
   Other income                                       2,086        3,518       (1,432)        -41%
                                                 ----------    ---------    ---------
      Total non-interest income                      33,643       32,103        1,540           5%
                                                 ----------    ---------    ---------
                                                 $  134,572    $ 120,390    $  14,182          12%
                                                 ==========    =========    =========
Tax equivalent net interest margin                     4.65%        4.49%
                                                 ==========    =========

Net Interest Income

Net interest income for the six months increased $13 million, or 14 percent, over the same period in 2007. Total interest income increased $3 million, or 2 percent, while total interest expense decreased $9 million, or 16 percent. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.65 percent, an increase of 16 basis points from the 4.49 percent for the same period in 2007.

Provision for Loan Losses

The provision for loan loss expense was $8 million for the first six months of 2008, an increase of $5 million, or 214 percent, from the same period in 2007. The increase in the provision reflects an increase in non-performing loans since December 31, 2007, as well as reserves for certain commercial real estate loans in western Montana and Idaho. Net charged-off loans during the six months ended June 30, 2008 was $1.148 million.

Non-interest Income

Total non-interest income increased $1.5 million, or 5 percent in 2008. Fee income for the first half of 2008 increased $1 million, or 6 percent, over the first half of 2007, driven primarily by an increased number of loan and deposit accounts, and additional customer products and services offered. Gain on sale of loans increased $1.4 million, or 20 percent, from the first six months of last year. Gain from the sale of investments during the first half of 2008 included a first quarter mandatory redemption of a portion of Visa, Inc. shares from its initial public offering, and the sale of shares in Principal Financial Group
(PFG). Other income for the six months decreased $1.4 million, or 41 percent, over the same period in 2007. Such decrease is attributable to a gain of $1.6 million from the January 19, 2007 sale of Western Security Bank's Lewistown branch, a regulatory requirement imposed to complete the acquisition of CDC.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                    Six months ended June 30,
                                         -------------------------------------------
                                           2008        2007      $ change   % change
                                         ---------   ---------   --------   --------
Compensation and employee benefits       $  42,064    $ 40,100    $ 1,964          5%
Occupancy and equipment expense             10,249       9,270        979         11%
Advertising and promotion expense            3,372       3,021        351         12%
Outsourced data processing                   1,314       1,492       (178)       -12%
Core deposit intangibles amortization        1,546       1,589        (43)        -3%
Other expenses                              13,511      12,785        726          6%
                                         ---------   ---------   --------
      Total non-interest expense         $  72,056    $ 68,257    $ 3,799          6%
                                         =========   =========   ========

Non-interest Expense

Non-interest expense increased by $4 million, or 6 percent, from the same six months of 2007. The first half of 2007 included approximately $500,000 of non-recurring expenses and costs, including overtime, associated with the January 26, 2007 merger of three of the five CDC subsidiaries into Glacier Bancorp, Inc.'s subsidiaries, and related operating system conversions. Compensation and employee benefit expense increased $2 million, or 5 percent, from the first half of 2007, due largely to the increased number of employees added since June 30, 2007. Occupancy and equipment expense increased $979 thousand, or 11 percent, while other expenses increased $726 thousand, or 6 percent, since June 30, 2007, reflecting the cost of additional locations and facility upgrades. Advertising and promotion expense increased $351 thousand, or 12 percent, from the first half of 2007, due primarily to new branch promotions, and the banks continuing focus on attracting and retaining non-interest bearing deposits. The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 54 percent for the first half of 2008 compared favorably to 57 percent for the first six months of 2007.

                          FINANCIAL CONDITION ANALYSIS

As reflected in the table below, total assets at June 30, 2008 were $5.028 billion, which is $211 million, or 4 percent greater than total assets of $4.817 billion at December 31, 2007, and $355 million, or 8 percent, greater than the June 30, 2007 total assets of $4.673 billion.

                                                                                                           $ change      $ change
                                                           June 30,      December 31,      June 30,          from          from
                                                             2008            2007            2007        December 31,     June 30,
ASSETS  ($ IN THOUSANDS)                                  (unaudited)     (audited)      (unaudited)         2007          2007
                                                         ------------   --------------   ------------   -------------   -----------
Cash on hand and in banks                                $    123,545         145,697         134,647         (22,152)      (11,102)
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                       800,206         782,236         873,405          17,970       (73,199)
Loans:
   Real estate                                                746,193         725,854         819,427          20,339       (73,234)
   Commercial                                               2,396,098       2,247,303       1,951,995         148,795       444,103
   Consumer and other                                         678,661         638,378         612,854          40,283        65,807
                                                         ------------   --------------   ------------   -------------   -----------
      Total loans                                           3,820,952       3,611,535       3,384,276         209,417       436,676
   Allowance for loan and lease losses                        (60,807)        (54,413)        (52,422)         (6,394)       (8,385)
                                                         ------------   --------------   ------------   -------------   -----------
      Total loans net of allowance for loan and lease
losses                                                      3,760,145       3,557,122       3,331,854         203,023       428,291
                                                         ------------   --------------   ------------   -------------   -----------
Other assets                                                  343,972         332,275         333,049          11,697        10,923
                                                         ------------   --------------   ------------   -------------   -----------
   Total Assets                                          $  5,027,868       4,817,330       4,672,955         210,538       354,913
                                                         ============   ==============   ============   =============   ===========

At June 30, 2008, total loans were $3.821 billion, an increase of $139 million, or 3.8 percent (15 percent annualized) over total loans of $3.682 billion at March 31, 2008, and an increase of $209 million, or 6 percent (12 percent annualized) over total loans of $3.612 billion at December 31, 2007. Over the first half of 2008, commercial loans increased the most with an increase of $149 million, or 7 percent, followed by consumer loans, which are primarily comprised of home equity loans, increasing by $40 million, or 6 percent, while real estate loans increased $20 million, or 3 percent from the fourth quarter of 2007. Since June 30, 2007, total loans have increased $437 million, or 13 percent, of which commercial loans increased $444 million, or 23 percent, consumer loans grew by $66 million, or 11 percent, while real estate loans decreased $73 million, or 9 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $18 million, or 2 percent, from December 31, 2007 and have decreased $73 million, or 8 percent, from June 30, 2007. Investment securities at June 30, 2008 represented 16 percent of total assets at June 30, 2008 and at December 31, 2007 compared to 19 percent at June 30, 2007.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the six months ended June 30, 2008 and 2007 were $356 million and $310 million, respectively, and for the three months ended June 30, 2008 and 2007 were $180 million and $168 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at June 30, 2008 was approximately $185 million.

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

The Company considers the ALLL balance of $60.807 million adequate to cover inherent losses in the loan and lease portfolios as of June 30, 2008. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in
Part II - Other information, Item 1A - Risk Factors.

The Company's model of ten wholly-owned, independent community banks, each with it own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Loan relationships exceeding a bank's loan approval limit up to $10 million are subject to approval by the Executive Loan Committee consisting of the ten banks' chief credit officers and the Company's Credit Administrator. Loans exceeding $10 million are subject to approval by the Company's Board of Directors. Unlike a traditional, single-bank holding company, the Company's decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company's credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that problem credits will not arise and loan losses incurred, particularly in periods of rapid economic downturns.

At the end of each quarter, each of the subsidiary community banks analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principals generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios.

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

The following table summarizes the allocation of the ALLL:

                                           June 30, 2008                  December 31, 2007                 June 30, 2007
                              -------------------------------    ----------------------------   ------------------------------
                                  Allowance         Percent         Allowance       Percent        Allowance          Percent
                                for loan and      of loans in     for loan and    of loans in    for loan and      of loans in
  (Dollars in thousands)       lease Losses        category      lease Losses      category      lease Losses       category
---------------------------   -----------------   -----------    --------------   -----------   ----------------   -----------
Real estate loans             $           5,391          19.6%            4,755          20.2%             5,642          24.2%
Commercial real estate loans             26,310          45.3%           23,010          44.6%            19,047          31.6%
Other commercial loans                   19,063          17.4%           17,453          17.6%            18,386          26.2%
Consumer and other loans                 10,043          17.7%            9,195          17.6%             9,347          18.0%
                              -----------------   -----------    --------------   -----------   ----------------   -----------
   Totals                     $          60,807         100.0%           54,413         100.0%            52,422         100.0%
                              =================   ===========    ==============   ===========   ================   ===========

Each bank's ALLL is generally available to absorb losses from any segment of its loan and lease portfolio.

The increase in the ALLL for commercial real estate loans was primarily due to increases in reserves for certain commercial real estate loans in the high growth areas of Western Montana and Idaho, most notably in the Coeur d'Alene, Sandpoint and Boise markets, and the increase in non-performing assets since June 30, 2007.

                                                Six months ended     Year ended      Six months ended
                                                   June 30,          December 31,        June 30,
           (Dollars in thousands)                    2008               2007               2007
                                                ----------------    -------------    ----------------
Balance at beginning of period                  $         54,413           49,259              49,259
     Charge-offs:
        Real estate loans                                   (580)            (306)                (94)
        Commercial loans                                    (570)          (2,367)               (309)
        Consumer and other loans                            (348)            (714)               (160)
                                                ----------------    -------------    ----------------
           Total charge-offs                    $         (1,498)          (3,387)               (563)
                                                ----------------    -------------    ----------------

     Recoveries:
        Real estate loans                                     44              208                 110
        Commercial loans                                     178              656                 376
        Consumer and other loans                             128              358                 196
                                                ----------------    -------------    ----------------
           Total recoveries                     $            350            1,222                 682
                                                ----------------    -------------    ----------------

     Net (charge-offs) recoveries                         (1,148)          (2,165)                119
     Acquisition (1)                                           -              639                 639
     Provision                                             7,542            6,680               2,405
                                                ----------------    -------------    ----------------
Balance at end of period                        $         60,807           54,413              52,422
                                                ================    =============    ================
Ratio of net (charge-offs) recoveries to
  average loans outstanding during the period             (0.030%)         (0.060%)             0.004%

Allowance for loan and lease lossess as a
  percentage of total loan and leases                       1.59%            1.51%               1.55%

----------
(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

The ALLL has increased $8.4 million, or 16 percent, from a year ago. The ALLL of $60.807 million is 1.59 percent of June 30, 2008 total loans outstanding, up from 1.51 percent at prior year end, and up from 1.55 percent in the second quarter last year. The first six months provision for loan and lease loss expense was $7.5 million, an increase of $5.1 million from the same period in 2007. Net loans and lease charge-offs were $1.1 million, or .030 percent of average loans and leases in the first six months of 2008, compared to net recoveries of $119 thousand, or ..004 percent of average loans and leases in the first six months of 2007.

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

Non-performing Assets                                   At              At               At
(Dollars in thousands)                              6/30/2008        12/31/2007        6/30/2007
                                                ----------------   ---------------   ------------



Non-accrual loans:
    Real estate loans                           $          1,293               934            977
    Commercial loans                                      17,788             7,192          3,799
    Consumer and other loans                                 593               434            459
                                                ----------------   ---------------   ------------
      Total                                     $         19,674             8,560          5,235
Accruing Loans 90 days or more overdue:
    Real estate loans                                        467               840            659
    Commercial loans                                       3,006             1,216          3,791
    Consumer and other loans                                 227               629            142
                                                ----------------   ---------------   ------------
      Total                                     $          3,700             2,685          4,592

Real estate and other assets owned, net                    6,523             2,043          2,153
                                                ----------------   ---------------   ------------
Total non-performing loans and real estate
     and other assets owned, net                $         29,897            13,288         11,980
                                                ================   ===============   ============

  As a percentage of total bank assets                     0.58%             0.27%           0.25%

Interest Income (1)                             $            707               683            206

Allowance for loan and lease losses as a
  percentage of non-performing assets                        203%              409%           438%

----------
(1) Amounts represent interest income that would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2008, year ended December 31, 2007 and six months ended June 30, 2007 had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of total bank assets at June 30, 2008 were at .58 percent, up from .57 percent as of March 31, 2008, and up from .25 percent at June 30, 2007. These ratios compare favorably to the Federal Reserve Bank Peer Group average of 1.06 percent at March 31, 2008, the most recent information available. The ALLL was 203 percent of non-performing assets at June 30, 2008, down from 409 percent for the prior year end and down from 438 percent a year ago. Each of the subsidiary banks evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes in most instances the value of the underlying real estate collateral is adequate to minimize any significant charge-offs or loss to the Company.

Loans are reviewed on a regular basis and are placed on a non-accrual status when the collection of the contractual principal or interest is unlikely. The Company typically places loans on non-accrual when principal or interest is due and has remained unpaid for 90 days or more unless the loan is in process of collection and well-secured by collateral the fair value of which is sufficient to discharge the debt in full. When a loan is placed on non-accrual status, interest previously accrued but not collected is generally reversed against current period interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate repayment of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral. When the ultimate collectibility of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectibility of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three and six months ended June 30, 2008 and 2007 was not significant. Impaired loans, net of government guaranteed amounts, were $23.707 million and $5.235 million as of June 30, 2008 and 2007, respectively. The ALLL includes valuation allowances of $3.030 million and $0 specific to certain impaired loans as of June 30, 2008 and 2007, respectively.


                                              June 30,        December 31,        June 30,      $ change from     $ change from
                                               2008              2007              2007          December 31,        June 30,
LIABILITIES  ($ IN THOUSANDS)               (unaudited)        (audited)        (unaudited)         2007              2007
                                           --------------   ---------------   --------------   ---------------   ---------------
Non-interest bearing deposits              $      778,786           788,087          820,728            (9,301)          (41,942)
Interest bearing deposits                       2,347,137         2,396,391        2,533,957           (49,254)         (186,820)
Advances from Federal Home Loan Bank              658,211           538,949          260,224           119,262           397,987
Securities sold under agreements to
   repurchase and other borrowed funds            531,648           401,621          390,780           130,027           140,868
Other liabilities                                  43,884            45,147           49,036            (1,263)           (5,152)
Subordinated debentures                           118,559           118,559          118,559                 -                 -
                                           --------------   ---------------   --------------   ---------------   ---------------
     Total liabilities                     $    4,478,225         4,288,754        4,173,284           189,471           304,941
                                           ==============   ===============   ==============   ===============   ===============

Non-interest bearing deposits increased $8 million, or 1 percent, since March 31, 2008, decreased $9 million, or 1 percent, since December 31, 2007, and decreased $42 million, or 5 percent, since June 30, 2007. Interest bearing deposits decreased $49 million from December 31, 2007. The decrease of $187 million in interest bearing deposits since June 30, 2007 includes a $226 million decrease in higher cost brokered CD's in favor of lower cost interest bearing deposits. FHLB of Seattle advances increased $398 million from June 30, 2007 and increased $119 million from December 31, 2007. Repurchase agreements and other borrowed funds were $532 million at June 30, 2008, an increase of $141 million from June 30, 2007, and an increase of $130 million from December 31, 2007. Included in this latter category are U.S. Treasury Tax and Loan funds of $199 million at June 30, 2008, a decrease of $17 million from December 31, 2007, and a decrease of $27 million from June 30, 2007.


                                                       June 30,     December 31,       June 30,       $ change from  $ change from
STOCKHOLDERS' EQUITY                                     2008           2007             2007          December 31,     June 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)               (unaudited)      (audited)       (unaudited)         2007            2007
                                                     ------------   -------------    ------------    --------------  --------------
Common equity                                        $    551,718         525,459         500,179            26,259          51,539
Accumulated other comprehensive (loss) income              (2,075)          3,117            (508)           (5,192)         (1,567)
                                                     ------------   -------------    ------------    --------------  --------------
   Total stockholders' equity                             549,643         528,576         499,671            21,067          49,972
Core deposit intangible, net, and goodwill               (152,717)       (154,264)       (155,593)            1,547           2,876
                                                     ------------   -------------    ------------    --------------  --------------
                                                         $396,926         374,312         344,078            22,614          52,848
                                                     ============   =============    ============    ==============  ==============

Stockholders' equity to total assets                        10.93%          10.97%          10.69%
Tangible stockholders' equity to total tangible
  assets                                                     8.14%           8.03%           7.62%
Book value per common share                          $      10.18            9.85            9.34              0.33            0.84
Market price per share at end of quarter             $      15.99           18.74           20.35             (2.75)          (4.36)

Total stockholders' equity and book value per share amounts have increased $50 million and $.84 per share, respectively, from June 30, 2007, the result of earnings retention and exercised stock options. Tangible stockholders equity has increased $53 million, or 15 percent since June 30, 2007, with tangible stockholders' equity at 8.14 percent of total tangible assets at June 30, 2008, up from 7.62 percent at June 30, 2007. Accumulated other comprehensive income, representing net unrealized gains or losses on investment securities designated as available for sale, decreased $2 million from June 30, 2007.

Cash dividend

On June 25, 2008, the board of directors declared a cash dividend of $.13 payable July 17, 2008 to shareholders of record on April 8, 2008, which is an increase of 8 percent over the $.12 dividend declared in the first quarter of last year.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB of Seattle. As of June 30, 2008, the Company had $951 million of available FHLB of Seattle credit of which $658 million was utilized. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2008, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

A tightening of the credit market may make it difficult to obtain available money to fund loan growth, which could adversely affect our earnings

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect asset growth and, therefore, earnings capability. In addition to any deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB of Seattle to fund loans. In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, which would limit the funds available to the Company.

Allowance for Loan and Lease Losses may not be adequate to cover actual loan losses, which could adversely affect earnings

The Company maintains an ALLL in an amount that is believed adequate to provide for losses inherent in the portfolio. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses that have not been identified as non-performing or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become non-performing assets, or that it will be able to limit losses on those loans that are identified. As a result, future significant additions to the ALLL may be necessary. Additionally, future additions to the ALLL may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's ALLL. These regulatory agencies may require the Company to increase the ALLL which could have a negative effect on the Company's financial condition and results of operation. A critical element in determining the adequacy of the ALLL is the maintenance of the underlying collateral values, most of which are in real estate.

Concentration in Real Estate Market

The Company has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt business and prospects. In particular, if the nationwide economic decline migrates further to the markets the Company serves, the Company could be exposed to additional risk of losses from real estate related loans. Business activities and credit exposure are concentrated in loans secured by real estate. A decline in the real estate market could negatively affect the business because the collateral securing those loans may decrease in value. A downturn in the economics of the markets the Company serves could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would more likely to suffer losses on defaulted loans.

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

The FDIC likely will increase insurance premiums to rebuild and maintain the federal deposit insurance fund

Based on recent events and the state of the economy, it is likely that the FDIC may increase federal deposit insurance premiums as early as September 2008. Depending on the circumstances, this increase may be relatively significant and will add to the Company's cost of operations. It is too soon to predict the exact amount of any premium increase or the impact on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)  Not Applicable

     (b)  Not Applicable

     (c)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  The Company's Annual Shareholders' Meeting was held April 30, 2008

     (b)  Not Applicable

     (c) A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

          (1) Election of Directors for three-year terms expiring in 2011 and until their successors have been elected and have qualified.

               Michael J. Blodnick
                           Votes Cast For:             45,528,380
                           Votes Cast Withheld:           484,097

               Allen J. Fetscher
                           Votes Cast For:             45,463,750
                           Votes Cast Withheld:           548,727

               John W. Murdoch
                           Votes Cast For:             45,307,712
                           Votes Cast Withheld:           704,766

            (2) To approve an amendment to the Company's Articles of
                Incorporation to eliminate the current staggered terms of the board of directors and instead provide for the annual election of all directors.

                           Votes Cast For:         37,835,271
                           Votes Cast Withheld:       951,514

     (d)  None

ITEM 5. OTHER INFORMATION

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 6. EXHIBITS

     Exhibit 3.i. - Amended and Restated Articles of Incorporation

     Exhibit 3.ii.- Amended and Restated Bylaws

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

                                        GLACIER BANCORP, INC.

August 8, 2008                                 /s/ Michael J. Blodnick
                                               -----------------------
                                               Michael J. Blodnick
                                               President/CEO

August 8, 2008                                 /s/ Ron J. Copher
                                               -------------------------
                                               Ron J. Copher
                                               Senior Vice President/CFO