Form 10-Q
period 2008-09-30
GLACIER BANCORP INC
filed 2008-11-07
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on October 21, 2008 was 54,362,092. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Condensed Consolidated Statements of Financial Condition - Unaudited
      September 30, 2008, September 30, 2007 and audited December 31, 2007 .....     3

      Condensed Consolidated Statements of Operations -
      Unaudited three and nine months ended September 30, 2008 and 2007 ........     4

      Condensed Consolidated Statements of Stockholders' Equity and
      Comprehensive Income - audited year ended December 31, 2007
      and unaudited nine months ended September 30, 2008 .......................     5

      Condensed Consolidated Statements of Cash Flows -
      Unaudited nine months ended September 30, 2008 and 2007 ..................     6

      Notes to Condensed Consolidated Financial Statements - Unaudited .........     7

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................    22
   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ..........    34

   Item 4 - Controls and Procedures ............................................    34

PART II OTHER INFORMATION ......................................................    35

   Item 1 - Legal Proceedings ..................................................    35

   Item 1A - Risk Factors ......................................................    35

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ........    38

   Item 3 - Defaults Upon Senior Securities.....................................    39

   Item 4 - Submission of Matters to a Vote of Security Holders ................    39

   Item 5 - Other Information ..................................................    39

   Item 6 - Exhibits ...........................................................    39

   Signatures ..................................................................    40

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             SEPTEMBER 30,   December 31,   September 30,
(Dollars in thousands, except per share data)                                   2008             2007           2007
--------------------------------------------------------------------------   -------------   ------------   -------------
                                                                              (UNAUDITED)     (audited)      (unaudited)
ASSETS:
   Cash on hand and in banks .............................................    $    94,865        145,697         128,230
   Federal funds sold ....................................................             --            135           2,735
   Interest bearing cash deposits ........................................         25,018         81,777          60,704
                                                                              -----------     ----------      ----------
      Cash and cash equivalents ..........................................        119,883        227,609         191,669
   Investment securities .................................................        842,348        700,324         740,406
   Loans receivable, net .................................................      3,815,622      3,516,999       3,403,587
   Loans held for sale ...................................................         41,365         40,123          30,860
   Premises and equipment, net ...........................................        123,218        123,749         121,045
   Real estate and other assets owned, net ...............................          9,506          2,043           1,750
   Accrued interest receivable ...........................................         29,486         26,168          29,893
   Deferred tax asset ....................................................          8,832             --           1,122
   Core deposit intangible, net ..........................................         11,653         13,963          14,748
   Goodwill ..............................................................        140,301        140,301         140,288
   Other assets ..........................................................         30,895         26,051          24,889
                                                                              -----------     ----------      ----------
      Total assets .......................................................    $ 5,173,109      4,817,330       4,700,257
                                                                              ===========     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits .........................................    $   754,623        788,087         819,711
   Interest bearing deposits .............................................      2,282,147      2,396,391       2,547,409
   Advances from Federal Home Loan Bank of Seattle .......................        727,243        538,949         251,908
   Securities sold under agreements to repurchase ........................        189,816        178,041         181,301
   Other borrowed funds ..................................................        499,717        223,580         214,135
   Accrued interest payable ..............................................          9,810         13,281          18,742
   Deferred tax liability ................................................             --            481              --
   Subordinated debentures ...............................................        118,559        118,559         118,559
   Other liabilities .....................................................         32,203         31,385          33,220
                                                                              -----------     ----------      ----------
      Total liabilities ..................................................      4,614,118      4,288,754       4,184,985
                                                                              -----------     ----------      ----------
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      None issued or  outstanding ........................................             --             --              --
   Common stock, $.01 par value per share. 117,187,500 shares
      authorized .........................................................            543            536             536
   Paid-in capital .......................................................        387,331        374,728         373,474
   Retained earnings - substantially restricted ..........................        176,738        150,195         139,023
   Accumulated other comprehensive (loss) income .........................         (5,621)         3,117           2,239
                                                                              -----------     ----------      ----------
      Total stockholders' equity .........................................        558,991        528,576         515,272
                                                                              -----------     ----------      ----------
      Total liabilities and stockholders' equity .........................    $ 5,173,109      4,817,330       4,700,257
                                                                              ===========     ==========      ==========
   Number of shares outstanding ..........................................     54,332,527     53,646,480      53,612,211
   Book value per share ..................................................    $     10.29           9.85            9.61

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS               NINE MONTHS
                                                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                            ------------------------   -----------------------
(UNAUDITED - dollars in thousands, except per share data)       2008         2007         2008         2007
---------------------------------------------------------   -----------   ----------   ----------   ----------
INTEREST INCOME:
   Real estate loans ....................................   $    12,801       15,617       37,792       45,259
   Commercial loans .....................................        41,212       40,379      124,845      115,201
   Consumer and other loans .............................        11,967       12,423       35,864       35,607
   Investment securities and other ......................         9,709       10,011       27,777       29,576
                                                            -----------   ----------   ----------   ----------
         Total interest income ..........................        75,689       78,430      226,278      225,643
                                                            -----------   ----------   ----------   ----------
INTEREST EXPENSE:
   Deposits .............................................        12,518       21,449       42,861       60,786
   Federal Home Loan Bank of Seattle
      advances ..........................................         2,337        5,027       12,876       14,119
   Securities sold under agreements to repurchase .......           919        2,012        3,068        5,623
   Subordinated debentures ..............................         1,852        2,023        5,578        5,653
   Other borrowed funds .................................         4,487          936        7,390        4,192
                                                            -----------   ----------   ----------   ----------
         Total interest expense .........................        22,113       31,447       71,773       90,373
                                                            -----------   ----------   ----------   ----------
NET INTEREST INCOME .....................................        53,576       46,983      154,505      135,270
   Provision for loan losses ............................         8,715        1,315       16,257        3,720
                                                            -----------   ----------   ----------   ----------
      Net interest income after provision for
         loan losses ....................................        44,861       45,668      138,248      131,550
                                                            -----------   ----------   ----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees .......................        11,285       10,055       31,355       27,801
   Miscellaneous loan fees and charges ..................         1,515        1,798        4,629        5,895
   Gains on sale of loans ...............................         3,529        3,203       11,654        9,953
   Loss on investments ..................................        (7,593)          --       (7,345)          (8)
   Other income .........................................         3,018        1,422        5,104        4,940
                                                            -----------   ----------   ----------   ----------
        Total non-interest income .......................        11,754       16,478       45,397       48,581
                                                            -----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits
      and related expense ...............................        21,188       20,286       63,252       60,386
   Occupancy and equipment expense ......................         5,502        4,840       15,751       14,110
   Advertising and promotions expense ...................         1,942        1,676        5,314        4,697
   Outsourced data processing expense ...................           556          553        1,870        2,045
   Core deposit intangibles amortization ................           764          827        2,310        2,416
   Other expense ........................................         7,809        7,014       21,320       19,799
                                                            -----------   ----------   ----------   ----------
      Total non-interest expense ........................        37,761       35,196      109,817      103,453
                                                            -----------   ----------   ----------   ----------
EARNINGS BEFORE INCOME TAXES ............................        18,854       26,950       73,828       76,678
   Federal and state income tax expense .................         6,069        9,311       25,185       26,221
                                                            -----------   ----------   ----------   ----------
NET EARNINGS ............................................   $    12,785       17,639       48,643       50,457
                                                            ===========   ==========   ==========   ==========
Basic earnings per share ................................
                                                            $      0.23         0.33         0.90         0.95
Diluted earnings per share ..............................   $      0.24         0.33         0.90         0.94
Dividends declared per share ............................   $      0.13         0.13         0.39         0.37
Return on average assets (annualized) ...................          1.01%        1.50%        1.32%        1.48%
Return on average equity (annualized) ...................          9.15%       13.76%       11.85%       13.85%
Average outstanding shares - basic ......................    54,104,560   53,566,477   53,975,602   53,086,380
Average outstanding shares - diluted ....................    54,305,005   54,004,828   54,148,583   53,604,922


See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
 YEAR ENDED DECEMBER 31, 2007 AND UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                                                               Retained      Accumulated     Total
                                                                Common Stock                   earnings         Other        stock-
                                                            -------------------   Paid-in   substantially   comprehensive   holders'
      (Dollars in thousands, except per share data)           Shares     Amount   capital     restricted    income (loss)    equity
---------------------------------------------------------   ----------   ------   -------   -------------   -------------   --------
Balance at December 31, 2006 ............................   52,302,820    $523    344,265      108,286          3,069       456,143
Comprehensive income:
   Net earnings .........................................           --      --         --       68,603             --        68,603
   Unrealized gain on securities, net of reclassification
      adjustment and taxes ..............................           --      --         --           --             48            48
Total comprehensive income ..............................                                                                    68,651
                                                                                                                            -------
Cash dividends declared ($.50 per share) ................           --      --         --      (26,694)            --       (26,694)
                                                                                                                            -------
Stock options exercised .................................      550,080       6      6,148           --             --         6,154
Stock issued in connection with acquisition .............      793,580       7     18,993           --             --        19,000
Stock based compensation and tax benefit ................           --      --      5,322           --             --         5,322
                                                            ----------    ----    -------      -------         ------       -------
Balance at December 31, 2007 ............................   53,646,480    $536    374,728      150,195          3,117       528,576
Comprehensive income:
   Net earnings .........................................           --      --         --       48,643             --        48,643
   Unrealized loss on securities, net of reclassification
      adjustment and taxes ..............................           --      --         --           --         (8,738)       (8,738)
                                                                                                                            -------
Total comprehensive income ..............................                                                                    39,905
                                                                                                                            -------
Cash dividends declared ($.39 per share) ................           --      --         --      (21,103)            --       (21,103)
Stock options exercised .................................      686,047       7      9,183           --             --         9,190
Cumulative effect of a change in accounting principle ...           --      --         --         (997)            --          (997)
Stock based compensation and tax benefit ................           --      --      3,420           --             --         3,420
                                                            ----------    ----    -------      -------         ------       -------
Balance at September 30, 2008 (unaudited) ...............   54,332,527    $543    387,331      176,738         (5,621)      558,991
                                                            ==========    ====    =======      =======         ======       =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                    (UNAUDITED - dollars in thousands)                           2008             2007
------------------------------------------------------------------------    --------------   --------------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES ............................    $    60,649           64,038
                                                                             -----------       ----------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale ....................................        250,422          230,485
   Purchases of investments available-for-sale ..........................       (415,153)         (86,938)
   Principal collected on installment and commercial loans ..............        820,830          901,555
   Installment and commercial loans originated or acquired ..............     (1,087,908)      (1,143,875)
   Principal collections on mortgage loans ..............................        238,797          365,337
   Mortgage loans originated or acquired ................................       (286,599)        (383,393)
   Net purchase of FHLB and FRB stock ...................................           (138)          (3,803)
   Net cash paid for sale of Western's Lewistown branch .................             --           (6,846)
   Net cash received from North Side State Bank acquisition .............             --            8,953
   Net addition of premises and equipment ...............................         (6,507)            (855)
                                                                             -----------       ----------
      NET CASH USED IN INVESTING ACTIVITIES .............................       (486,256)        (119,380)
                                                                             -----------       ----------
FINANCING ACTIVITIES:
   Net (decrease) increase in deposits ..................................       (147,708)          85,427
   Net increase (decrease) in FHLB advances and other borrowed funds ....        464,431          (10,249)
   Net increase in securities sold under repurchase agreements ..........         11,775           11,086
   Cash dividends paid ..................................................        (21,103)         (19,720)
   Excess tax benefits from stock options ...............................          1,296            1,667
   Proceeds from exercise of stock options and other stock issued .......          9,190            5,783
                                                                             -----------       ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .........................        317,881           73,994
                                                                             -----------       ----------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............       (107,726)          18,652
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        227,609          173,017
                                                                             -----------       ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $   119,883          191,669
                                                                             ===========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:   Interest ..........................    $    75,244           82,462
                                      Income taxes ......................    $    32,872           24,242

     The following schedule summarizes the acquisition of North Side State Bank in 2007

                                            NORTH SIDE
                                            STATE BANK
                                          --------------
Acquired                                  April 30, 2007
Fair Value of assets acquired             $      128,252
Cash paid for the capital stock                    8,953
Capital stock issued                              19,000
Liabilities assumed                              100,348

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2008 and 2007, stockholders' equity and comprehensive income for the nine months ended September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2007 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. As of September 30, 2008, the Company is the parent holding company for ten wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, and First National Bank of Morgan ("Morgan") located in Utah.

     On August 19, 2008, a definitive agreement to acquire Bank of the San Juans ("BSJ"), a community bank based in Durango, Colorado was announced. The transaction provides for the payment of $9.0 million in cash and 640,000 shares of the Company's common stock. The shares were registered on September 12, 2008 with the filing of Form S-4 with the Securities and Exchange Commission ("SEC"). As of September 30, 2008, BSJ had total assets of $146 million, net loans of $131 million and deposits of $131 million. The acquisition has received all necessary regulatory approvals and is expected to close on December 1, 2008. Upon closing, BSJ will become a wholly-owned subsidiary of the Company.

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

See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company was $5.2 billion at September 30, 2008, eight of the ten community banks had total assets of less than $1 billion. Morgan, the smallest community bank subsidiary had $101 million in total assets, while Glacier Bank, the largest community bank subsidiary, had $1.2 billion in total assets at September 30, 2008.

The following abbreviated organizational chart illustrates the various relationships as of September 30, 2008:

                                             -------------------------------
                                            |      Glacier Bancorp, Inc.    |
                                            |    (Parent Holding Company)   |
                                             -------------------------------
                                                           |
                                                           |
 ----------------------------------------------------------|--------------------------------------------------------------
|     Glacier Bank      |    |    Mountain West Bank    |  |  |   First Security Bank    |    |   Western Security Bank   |
|  (MT Community Bank)  |    |   (ID Community Bank)    |  |  |      of Missoula         |    |    (MT Community Bank)    |
|                       |    |                          |  |  |   (MT Community Bank)    |    |                           |
  ---------------------       --------------------------   |    -------------------------       -------------------------
                                                           |
 ----------------------------------------------------------|--------------------------------------------------------------
|        1st Bank       |    |          Big Sky         |  |  |       Valley Bank        |    |  Citizens Community Bank  |
|  (WY Community Bank)  |    |       Western Bank       |  |  |        of Helena         |    |    (ID Community Bank)    |
|                       |    |    (MT Community Bank)   |  |  |   (MT Community Bank)    |    |                           |
 ----------------------       -------------------------    |    ------------------------       --------------------------
                                                           |
 ----------------------------------------------------------|--------------------------------------------------------------
| First Bank of Montana |    |     First National Bank  |  |  |                          |    |                           |
|  (MT Community Bank)  |    |          of Morgan       |  |  | Glacier Capital Trust II |    | Glacier Capital Trust III |
|                       |    |    (UT Community Bank)   |  |  |                          |    |                           |
 ----------------------       -------------------------    |   --------------------------      --------------------------
                                                           |
                              ----------------------------------------------------------
                             | Glacier Capital Trust IV |     | Citizens (ID) Statutory  |
                             |                          |     |          Trust I         |
                              --------------------------        ------------------------

3)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2008

                                                                                        Gross Unrealized   Estimated
                                                                 Weighted   Amortized   ----------------      Fair
                    (Dollars in thousands)                         Yield       Cost      Gains    Losses     Value
--------------------------------------------------------------   --------   ---------   ------   -------   ---------
                      AVAILABLE-FOR-SALE:
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year ..................................     2.45%          253       --        --        253
   maturing one year through five years ......................     0.00%           --       --        --         --
   maturing five years through ten years .....................     4.49%          252       --        (1)       251
   maturing after ten years ..................................     1.70%           70       --        --         70
                                                                             --------    -----   -------    -------
                                                                   3.26%          575       --        (1)       574
                                                                             --------    -----   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year ..................................     3.98%          713        5        --        718
   maturing one year through five years ......................     4.53%        4,097       64        --      4,161
   maturing five years through ten years .....................     5.04%       16,418      778        (2)    17,194
   maturing after ten years ..................................     5.07%      276,832    3,841    (5,800)   274,873
                                                                             --------    -----   -------    -------
                                                                   5.06%      298,060    4,688    (5,802)   296,946
                                                                             --------    -----   -------    -------
MORTGAGE-BACKED SECURITIES ...................................     4.93%      492,522    1,529    (9,690)   484,361
                                                                             --------    -----   -------    -------
      TOTAL MARKETABLE SECURITIES ............................     4.97%      791,157    6,217   (15,493)   781,881
                                                                             --------    -----   -------    -------
                      OTHER INVESTMENTS:
Certificates of Deposits with over 90 day maturity, at cost ..     5.25%           99       --        --         99
FHLB and FRB stock, at cost ..................................     1.73%       59,952       --        --     59,952
Other stock, at cost .........................................     3.07%          416       --        --        416
                                                                             --------    -----   -------    -------
      TOTAL INVESTMENTS ......................................     4.74%     $851,624    6,217   (15,493)   842,348
                                                                             ========    =====   =======    =======

                       INVESTMENTS AS OF DECEMBER 31, 2007

                                                                                        Gross Unrealized   Estimated
                                                                 Weighted   Amortized   ----------------      Fair
                    (Dollars in thousands)                         Yield       Cost      Gains    Losses     Value
--------------------------------------------------------------   --------   ---------   ------   -------   ---------
                      AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing within one year ..................................     3.66%     $  2,550        3        --      2,553
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing within one year ..................................     4.86%          947       --        (1)       946
   maturing one year through five years ......................     0.00%           --       --        --         --
   maturing five years through ten years .....................     7.06%          280       --        (1)       279
   maturing after ten years ..................................     6.47%           87        1        --         88
                                                                             --------   ------    ------    -------
                                                                   5.43%        1,314        1        (2)     1,313
                                                                             --------   ------    ------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year ..................................     4.03%        1,328        5        (1)     1,332
   maturing one year through five years ......................     4.30%        3,928       45        (2)     3,971
   maturing five years through ten years .....................     4.96%       16,847      932        (2)    17,777
   maturing after ten years ..................................     5.09%      255,109    8,999      (319)   263,789
                                                                             --------   ------    ------    -------
                                                                   5.06%      277,212    9,981      (324)   286,869
                                                                             --------   ------    ------    -------
MORTGAGE-BACKED SECURITIES ...................................     4.55%      346,085      693    (3,405)   343,373
FHLMC AND FNMA STOCK .........................................     5.74%        7,593       --    (1,804)     5,789
                                                                             --------   ------    ------    -------
      TOTAL MARKETABLE SECURITIES ............................     4.79%      634,754   10,678    (5,535)   639,897
                                                                             --------   ------    ------    -------
OTHER INVESTMENTS:
Certificates of Deposits with over 90 day maturity, at cost ..     5.06%          199       --        --        199
FHLB and FRB stock, at cost ..................................     1.72%       59,815       --        --     59,815
Other stock, at cost .........................................     3.09%          413       --        --        413
                                                                             --------   ------    ------    -------
      TOTAL INVESTMENTS ......................................     4.52%     $695,181   10,678    (5,535)   700,324
                                                                             ========   ======    ======    =======

     Interest income includes tax-exempt interest for the nine months ended September 30, 2008 and 2007 of $9,547,000 and $10,207,000, respectively, and for the three months ended September 30, 2008 and 2007 of $3,199,000 and $3,279,000, respectively.

     Gross proceeds from sale of marketable securities for the nine months ended September 30, 2008 and 2007 were $97,002,000 and $55,501,000, respectively, resulting in gross gains of $0 and $1,000, respectively, and gross losses of $0 and $9,000, respectively. The gross proceeds and gross gains for the sale of other stock was $248,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. During the third quarter of 2008, the Company incurred a $7,593,000 other than temporary impairment ("OTTI") charge with respect to its investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value, however, the shares were still owned by the Company at September 30, 2008. The tax benefit associated with the OTTI charge was based on certain tax planning strategies to achieve capital gain income on certain transactions sufficient to absorb the potential capital loss realized upon the future sale of the Freddie Mac preferred stock. Such tax planning strategies became unnecessary effective with the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, of which Section 301 provides that loss or gain arising from the future sale of the Company's Freddie Mac preferred stock shall be treated as ordinary in nature instead of capital in nature. The cost of any investment sold is determined by specific identification.

     The investments in the Federal Home Loan Bank ("FHLB") of Seattle stock are required investments related to the Company's borrowings from FHLB of Seattle. FHLB of Seattle obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

     4) Loans and Leases

     The following table summarizes the Company's loan and lease portfolio,

                                                     At                     At                     At
                                                   9/30/08              12/31/2007               9/30/07
               TYPE OF LOAN                 --------------------   --------------------   --------------------
          (Dollars in thousands)              Amount     Percent     Amount     Percent     Amount     Percent
-----------------------------------------   ----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate                  $  731,929     19.0%   $  689,238     19.4%   $  805,125     23.5%
   Loans held for sale                          41,365      1.1%       40,123      1.1%       30,860      0.9%
                                            ----------    -----    ----------    -----    ----------    -----
      Total                                    773,294     20.1%      729,361     20.5%      835,985     24.4%
Commercial Loans:
   Real estate                               1,818,472     47.1%    1,617,076     45.4%    1,405,532     40.9%
   Other commercial                            638,285     16.5%      636,351     17.9%      628,596     18.3%
                                            ----------    -----    ----------    -----    ----------    -----
      Total                                  2,456,757     63.6%    2,253,427     63.3%    2,034,128     59.2%
Consumer and other Loans:
   Consumer                                    210,557      5.5%      206,724      5.8%      207,330      6.0%
   Home equity                                 490,405     12.7%      432,217     12.2%      420,097     12.2%
                                            ----------    -----    ----------    -----    ----------    -----
      Total                                    700,962     18.2%      638,941     18.0%      627,427     18.2%
   Net deferred loan fees, premiums
      and discounts                             (8,393)    -0.2%      (10,194)    -0.3%      (10,477)    -0.3%
   Allowance for loan and lease losses         (65,633)    -1.7%      (54,413)    -1.5%      (52,616)    -1.5%
                                            ----------    -----    ----------    -----    ----------    -----
Loan receivable, net                        $3,856,987    100.0%   $3,557,122    100.0%   $3,434,447    100.0%
                                            ==========    =====    ==========    =====    ==========    =====

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                             September 30,   December 31,   September 30,
                  (Dollars in thousands)                          2008           2007            2007
----------------------------------------------------------   -------------   ------------   -------------
Real estate and other assets owned                              $ 9,506          2,043           1,750
Accruing Loans 90 days or more overdue                            4,924          2,685           2,467
Non-accrual loans                                                56,322          8,560           7,505
                                                                -------         ------          ------
   Total non-performing assets                                  $70,752         13,288          11,722
                                                                =======         ======          ======
Non-performing assets as a percentage of total bank assets         1.30%          0.27%           0.24%

Impaired loans, net of government guaranteed amounts, were $66,695,000, $23,707,000, $12,152,000 and $9,972,000 as of September 30, 2008, June 30, 2008,
December 31, 2007 and September 30, 2007, respectively. The allowance for loan and lease loss includes valuation allowances of $7,514,000,

     $3,030,000, $2,827,000 and $0 specific to impaired loans as of September 30, 2008, June 30, 2008, December 31, 2007, and September 30, 2007,
     respectively.

     The following table illustrates the loan and lease loss experience:

                                         September   December   September
(Dollars in thousands)                   30, 2008    31, 2007   30, 2007
----------------------                   ---------   --------   ---------
Balance at the beginning of the period    $54,413     49,259     49,259
   Charge-offs                             (5,765)    (3,387)    (1,975)
   Recoveries                                 728      1,222        973
                                          -------     ------     ------
   Net charge-offs                        $(5,037)    (2,165)    (1,002)
   Acquisition (1)                             --        639        639
   Provision                               16,257      6,680      3,720
                                          -------     ------     ------
Balance at the end of the period          $65,633     54,413     52,616
                                          =======     ======     ======
Ratio of net charge-offs to average
   loans outstanding during the period      0.134%     0.064%     0.030%

(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

5)   Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of September 30, 2008:

                                                      Core       Mortgage
                                                     Deposit     Servicing
(Dollars in thousands)                             Intangible   Rights (1)    Total
----------------------                             ----------   ----------   ------
   Gross carrying value                             $ 25,706
   Accumulated Amortization                          (14,053)
                                                    --------
   Net carrying value                               $ 11,653       1,275     12,928
                                                    ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                    10.0         9.8       10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended September 30, 2008    $    764          45        809
   For the nine months ended September 30, 2008        2,310         137      2,447
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2008             $  3,032         158      3,190
   For the year ended December 31, 2009                2,738          85      2,823
   For the year ended December 31, 2010                2,369          83      2,452
   For the year ended December 31, 2011                1,662          81      1,743
   For the year ended December 31, 2012                1,300          79      1,379

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are immaterial and therefore not presented.

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

6)   Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at September 30, 2008 according to the time remaining to maturity.

                            Certificates   Non-Maturity
(Dollars in thousands)       of Deposit      Deposits       Totals
----------------------      ------------   ------------   ---------
Within three months .....     $111,414       1,094,012    1,205,426
Three to six months .....       94,387              --       94,387
Seven to twelve months ..       82,992              --       82,992
Over twelve months ......       49,962              --       49,962
                              --------       ---------    ---------
   Totals                     $338,755       1,094,012    1,432,767
                              ========       =========    =========

7)   Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances of amounts borrowed through FHLB of Seattle, repurchase agreements, U.S. Treasury Tax and Loan and Federal Reserve Bank discount window programs:

                                               As of and       As of and      As of and
                                              for the nine      for the      for the nine
                                              months ended    year ended     months ended
                                             September 30,   December 31,   September 30,
(Dollars in thousands)                            2008           2007            2007
----------------------                       -------------   ------------   -------------
FHLB advances:
   Amount outstanding at end of period....     $727,243        538,949         251,908
   Average balance........................     $531,961        382,243         376,381
   Maximum outstanding at any month-end...     $815,860        538,949         509,519
   Weighted average interest rate.........         3.22%          4.94%           5.02%
Repurchase agreements:
   Amount outstanding at end of period....     $189,816        178,041         181,301
   Average balance........................     $185,682        171,290         165,592
   Maximum outstanding at any month-end...     $196,266        193,421         185,051
   Weighted average interest rate.........         2.20%          4.35%           4.54%
U.S. Treasury Tax and Loan:
   Amount outstanding at end of period....     $357,095        221,409         211,950
   Average balance........................     $172,805        120,188         109,531
   Maximum outstanding at any month-end...     $357,095        244,012         244,012
   Weighted average interest rate.........         2.56%          5.03%           5.24%
Federal Reserve Bank discount window:
   Amount outstanding at end of period....     $140,500             --              --
   Average balance........................     $217,340             --              --
   Maximum outstanding at any month-end...     $928,000             --              --
   Weighted average interest rate.........         2.25%          0.00%           0.00%

8)   Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2008.

                                                   Tier 1       Tier 2
CONSOLIDATED                                       (Core)      (Total)     Leverage
(Dollars in thousands)                             Capital     Capital      Capital
----------------------                           ----------   ---------   ----------
Total stockholder's equity ...................   $  558,991     558,991      558,991
Less: Goodwill and intangibles ...............     (151,954)   (151,954)    (151,954)
Plus: Allowance for loan and lease losses ....           --      53,433           --
   Accumulated other comprehensive
      Unrealized loss on AFS securities ......        5,621       5,621        5,621
   Subordinated debentures ...................      115,000     115,000      115,000
                                                 ----------   ---------   ----------
Regulatory capital computed ..................   $  527,658     581,091      527,658
                                                 ==========   =========   ==========
Risk weighted assets .........................   $4,262,972   4,262,972
                                                 ==========   =========
Total adjusted average assets ................                            $4,908,363
                                                                          ==========
Capital as % of risk weighted assets .........        12.38%      13.63%       10.75%
Regulatory "well capitalized" requirement ....         6.00%      10.00%        5.00%
                                                 ----------   ---------   ----------
Excess over "well capitalized" requirement ...         6.38%       3.63%        5.75%
                                                 ==========   =========   ==========

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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                 Three                 Three                Nine                 Nine
                                              months ended         months ended         months ended         months ended
                                           September 30, 2008   September 30, 2007   September 30, 2008   September 30, 2007
                                           ------------------   ------------------   ------------------   -------------------
Net earnings available to common
   stockholders ........................       $12,785,000          17,639,000           48,643,000          50,457,000
Average outstanding shares - basic .....        54,104,560          53,566,477           53,975,602          53,086,380
Add: Dilutive stock options ............           200,445             438,351              172,981             518,542
                                               -----------          ----------           ----------          ----------
Average outstanding shares - diluted ...        54,305,005          54,004,828           54,148,583          53,604,922
                                               ===========          ==========           ==========          ==========
Basic earnings per share ...............       $      0.23                0.33                 0.90                0.95
                                               ===========          ==========           ==========          ==========
Diluted earnings per share .............       $      0.24                0.33                 0.90                0.94
                                               ===========          ==========           ==========          ==========

     There were approximately 1,442,110 and 699,747 average shares excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2008 and 2007, respectively, due to the option exercise price exceeding the market price.

10)  Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                               For the three months   For the nine months
                                                                ended September 30,   ended September 30,
                                                               --------------------   -------------------
                 Dollars in thousands                             2008      2007          2008     2007
                 --------------------                           --------   ------       -------   ------
Net earnings ...............................................    $ 12,785   17,639        48,643   50,457
Unrealized holding (loss) gain arising during the period ...     (13,445)   4,533       (21,765)  (1,378)
Tax benefit (expense) ......................................       5,267   (1,786)        8,546      543
                                                                --------   ------        ------   ------
   Net after tax ...........................................      (8,178)   2,747       (13,219)    (835)
Reclassification adjustment for losses included in net
   earnings ................................................       7,593       --         7,345        8
Tax benefit ................................................      (2,961)      --        (2,864)      (3)
                                                                --------   ------        ------   ------
   Net after tax ...........................................       4,632       --         4,481        5
   Net unrealized (loss) gain on securities ................      (3,546)   2,747        (8,738)    (830)
                                                                --------   ------        ------   ------
      Total comprehensive income ...........................    $  9,239   20,386        39,905   49,627
                                                                ========   ======        ======   ======

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

     On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. There was no cumulative effect recognized in retained earnings as a result of adopting FIN 48. The Company determined its unrecognized tax benefit to be $152,000 as of September 30, 2008.

     If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 34.1 percent to 33.9 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

     The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the nine months ended September 30, 2008 and 2007, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $37,000 and $50,000 accrued for the payment of interest at September 30, 2008 and 2007, respectively. The Company had accrued liabilities of $0 for the payment of penalties at September 30, 2008 and 2007.

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

                                                       Nine months ended and as of September 30, 2008
                                   -------------------------------------------------------------------------------------
                                                 Mountain      First
(Dollars in thousands)               Glacier       West      Security   Western   1st Bank      Big Sky        Valley
----------------------             ----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external
   customers ...................   $   63,728      64,740     41,799     22,730    21,305       18,619         16,278
Intersegment revenues ..........          254          63      1,989      1,253       741           19            399
Expenses .......................      (49,195)    (57,870)   (32,910)   (20,966)  (17,491)     (14,059)       (12,434)
                                   ----------   ---------    -------    -------   -------      -------        -------
   Net Earnings ................   $   14,787       6,933     10,878      3,017     4,555        4,579          4,243
                                   ==========   =========    =======    =======   =======      =======        =======
      Total Assets .............   $1,186,942   1,161,017    886,303    587,465   480,283      334,758        342,132
                                   ==========   =========    =======    =======   =======      =======        =======

                                                First Bank                                                      Total
                                    Citizens       of MT      Morgan     Parent     Other    Eliminations   Consolidated
                                   ----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external
   customers ...................    $ 10,855       7,036       4,158        293      134             --        271,675
Intersegment revenues ..........         168         125         254     62,395       27        (67,687)            --
Expenses .......................      (9,447)     (5,452)     (3,985)   (14,045)    (182)        15,004       (223,032)
                                    --------     -------     -------    -------    -----       --------      ---------
   Net Earnings ................    $  1,576       1,709         427     48,643      (21)       (52,683)        48,643
                                    ========     =======     =======    =======    =====       ========      =========
      Total Assets .............    $212,750     160,349     101,377    691,760    3,348       (975,375)     5,173,109
                                    ========     =======     =======    =======    =====       ========      =========

                                                       Nine months ended and as of September 30, 2007
                                   -------------------------------------------------------------------------------------
                                                 Mountain      First
(Dollars in thousands)               Glacier       West      Security   Western   1st Bank      Big Sky        Valley
----------------------             ----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external
   customers ...................   $   59,327      65,098     44,051     29,721    19,246       17,596         16,369
Intersegment revenues ..........          116          42      1,590      1,538     1,013           15            144
Expenses .......................      (46,825)    (54,500)   (35,389)   (25,380)  (16,243)     (13,826)       (13,078)
                                   ----------   ---------    -------    -------   -------      -------        -------
   Net Earnings ................   $   12,618      10,640     10,252      5,879     4,016        3,785          3,435
                                   ==========   =========    =======    =======   =======      =======        =======
      Total Assets .............   $1,090,748   1,005,535    837,202    559,573   438,653      297,721        284,272
                                   ==========   =========    =======    =======   =======      =======        =======

                                                First Bank                                                      Total
                                    Citizens       of MT      Morgan     Parent     Other    Eliminations   Consolidated
                                   ----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external
   customers ...................    $ 11,413       7,131       3,749        376      147             --        274,224
Intersegment revenues ..........         105         317         920     63,070       20        (68,890)            --
Expenses .......................      (9,852)     (5,994)     (4,009)   (12,989)    (185)        14,503       (223,767)
                                    --------     -------      ------    -------    -----       --------      ---------
   Net Earnings ................    $  1,666       1,454         660     50,457      (18)       (54,387)        50,457
                                    ========     =======      ======    =======    =====       ========      =========
      Total Assets .............    $189,735     140,501      96,644    650,118    3,405       (893,850)     4,700,257
                                    ========     =======      ======    =======    =====       ========      =========

                                                       Three months ended and as of September 30, 2008
                                   --------------------------------------------------------------------------------------
                                                  Mountain      First
(Dollars in thousands)               Glacier        West      Security   Western   1st Bank      Big Sky        Valley
----------------------             -----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external customers    $   21,369       21,190     13,890     4,246      7,322        6,159         5,406
Intersegment revenues                      172           38      1,054       609        103           19           187
Expenses                               (17,028)     (20,223)   (11,156)   (5,892)    (5,783)      (4,635)       (4,061)
                                    ----------    ---------    -------   -------    -------      -------       -------
   Net Earnings                     $    4,513        1,005      3,788    (1,037)     1,642        1,543         1,532
                                    ----------    ---------    -------   -------    -------      -------       -------
      Total Assets                  $1,186,942    1,161,017    886,303   587,465    480,283      334,758       342,132
                                    ----------    ---------    -------   -------    -------      -------       -------

                                                 First Bank                                                      Total
                                     Citizens      of MT       Morgan     Parent     Other    Eliminations   Consolidated
                                   -----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external customers     $  3,848        2,488       1,443        64        18            --          87,443
Intersegment revenues                       3            1          21    17,597        12       (19,816)             --
Expenses                               (3,217)      (1,905)     (1,310)   (4,876)      (40)        5,468         (74,658)
                                     --------      -------     -------   -------     -----      --------       ---------
   Net Earnings                      $    634          584         154    12,785       (10)      (14,348)         12,785
                                     --------      -------     -------   -------     -----      --------       ---------
       Total Assets                  $212,750      160,349     101,377   691,760     3,348      (975,375)      5,173,109
                                     ========      =======     =======   =======     =====      ========       =========

                                                       Three months ended and as of September 30, 2007
                                   --------------------------------------------------------------------------------------
                                                  Mountain      First
(Dollars in thousands)               Glacier        West      Security   Western   1st Bank      Big Sky        Valley
----------------------             -----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external customers    $   20,789       22,652     14,864     9,266      7,437       6,157           5,702
Intersegment revenues                       38           18        670       825        461          --              49
Expenses                               (16,407)     (18,979)   (11,892)   (8,477)    (6,277)     (4,802)         (4,508)
                                    ----------    ---------    -------   -------    -------     -------         -------
   Net Earnings                     $    4,420        3,691      3,642     1,614      1,621       1,355           1,243
                                    ----------    ---------    -------   -------    -------     -------         -------
      Total Assets                  $1,090,748    1,005,535    837,202   559,573    438,653     297,721         284,272
                                    ----------    ---------    -------   -------    -------     -------         -------

                                                 First Bank                                                      Total
                                     Citizens      of MT       Morgan     Parent     Other    Eliminations   Consolidated
                                   -----------   ----------   --------   -------   --------   ------------   ------------
Revenues from external customers     $  3,864        2,527      1,322        266        62            --          94,908
Intersegment revenues                     105            1        288     21,880        (5)      (24,330)             --
Expenses                               (3,391)      (2,025)    (1,407)    (4,507)      (71)        5,474         (77,269)
                                     --------      -------     ------    -------     -----      --------       ---------
   Net Earnings                      $    578          503        203     17,639       (14)      (18,856)         17,639
                                     --------      -------     ------    -------     -----      --------       ---------
      Total Assets                   $189,735      140,501     96,644    650,118     3,405      (893,850)      4,700,257
                                     ========      =======     ======    =======     =====      ========       =========

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

     The following are the assets measured at fair value on a recurring basis at and for the period ended September 30, 2008.

                                       Quoted prices     Significant
                                     in active markets      other      Significant
                                       for identical      observable   unobservable       Total
                                           assets           inputs        inputs      September 30,
(Dollars in thousands)                   (Level 1)        (Level 2)      (Level 3)         2008
----------------------               -----------------   -----------   ------------   -------------
Available-for-sale securities.....          $--            765,802        16,079         781,881
                                            ---            -------        ------         -------
   Total assets at fair value.....          $--            765,802        16,079         781,881
                                            ===            =======        ======         =======

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

     The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2008.

                                                       Significant
                                                      unobservable
                                                         inputs
(Dollars in thousands)                                  (Level 3)
----------------------                                ------------
Balance as of January 1, 2008......................      $16,948
Total unrealized loss included in other
   comprehensive income............................         (645)
Amortization, accretion and principal payments.....         (224)
                                                         -------
Balance as of September 30, 2008...................      $16,079
                                                         =======

     The change in unrealized losses related to available-for-sale securities is reported in Accumulated Other Comprehensive Income (Loss).

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

                                        Nine Months Ended
                                  September 30, 2008 vs. 2007
                                  Increase (Decrease) due to:
                                  ----------------------------
(Dollars in thousands)             Volume      Rate      Net
----------------------            --------   -------   -------
INTEREST INCOME
Residential real estate loans      $(3,693)   (3,774)   (7,467)
Commercial loans                    26,721   (17,077)    9,644
Consumer and other loans             3,887    (3,630)      257
Investment securities and other     (1,855)       56    (1,799)
                                   -------   -------   -------
   Total Interest Income            25,060   (24,425)      635
INTEREST EXPENSE
NOW accounts                            59    (1,227)   (1,168)
Savings accounts                        23      (592)     (569)
Money market accounts                  685    (7,432)   (6,747)
Certificates of deposit             (5,121)   (4,320)   (9,441)
FHLB advances                        5,836    (7,079)   (1,243)
Other borrowings and
   repurchase agreements            12,254   (11,686)      568
                                   -------   -------   -------
   Total Interest Expense           13,736   (32,336)  (18,600)
                                   =======   =======   =======
NET INTEREST INCOME                $11,324     7,911    19,235
                                   =======   =======   =======

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

AVERAGE BALANCE SHEET
(Dollars in thousands)

                                            For the Three months ended 9-30-08  For the Nine months ended 9-30-08
                                            ----------------------------------  ---------------------------------
                                                           Interest   Average                  Interest   Average
                                               Average       and       Yield/      Average       and       Yield/
                                               Balance    Dividends     Rate       Balance    Dividends     Rate
                                             ----------   ---------   -------    ----------   ---------   -------
ASSETS
   Residential real estate loans             $  752,329     12,801     6.81%     $  733,345     37,792      6.87%
   Commercial loans                           2,429,102     41,212     6.73%      2,352,238    124,845      7.07%
   Consumer and other loans                     683,876     11,967     6.94%        661,059     35,864      7.23%
                                             ----------     ------               ----------    -------
      Total Loans                             3,865,307     65,980     6.77%      3,746,642    198,501      7.06%
   Tax - exempt investment securities (1)       260,093      3,199     4.92%        258,411      9,547      4.93%
   Other investment securities                  563,454      6,510     4.62%        541,314     18,230      4.49%
                                             ----------     ------               ----------    -------
      Total Earning Assets                    4,688,854     75,689     6.46%      4,546,367    226,278      6.64%
                                                            ------                             -------
   Goodwill and core deposit intangible         152,392                             153,186
   Other non-earning assets                     219,072                             229,173
                                             ----------                          ----------
      TOTAL ASSETS                           $5,060,318                          $4,928,726
                                             ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts                              $  457,774        722     0.63%      $ 463,094      2,332      0.67%
   Savings accounts                             273,901        443     0.64%        271,385      1,436      0.70%
   Money market accounts                        742,205      3,811     2.04%        768,387     13,665      2.37%
   Certificates of deposit                      841,248      7,542     3.56%        852,116     25,428      3.98%
   FHLB advances                                301,821      2,337     3.07%        531,961     12,876      3.22%
   Repurchase agreements
      and other borrowed funds                1,098,834      7,258     2.62%        709,516     16,036      3.01%
                                             ----------     ------               ----------     ------
      Total Interest Bearing Liabilities      3,715,783     22,113     2.36%      3,596,459     71,773      2.66%
                                                            ------                              ------
   Non-interest bearing deposits                748,633                             739,962
   Other liabilities                             39,890                              44,025
                                             ----------                          ----------
      Total Liabilities                       4,504,306                           4,380,446
                                             ----------                          ----------

   Common stock                                     541                                 539
   Paid-in capital                              381,577                             379,107
   Retained earnings                            178,502                             167,237
   Accumulated other
      comprehensive (loss) income                (4,608)                              1,397
                                             ----------                          ----------
      Total Stockholders' Equity                556,012                             548,280
                                             ----------                          ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                   $5,060,318                          $4,928,726
                                             ==========                          ==========

   Net interest income                                     $53,576                            $154,505
                                                           =======                            ========
   Net interest spread                                                 4.10%                                3.98%
   Net Interest Margin                                                 4.53%                                4.53%
   Net Interest Margin (Tax Equivalent)                                4.65%                                4.65%
   Return on average assets (annualized)                               1.01%                                1.32%
   Return on average equity (annualized)                               9.15%                               11.85%

----------
(1) Excludes tax effect of $4,226,000 and $1,416,000 on non-taxable investment security income for the year and quarter ended September 30, 2008, respectively.

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

17)  Subsequent Events

     On November 3, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration, which was automatically declared effective upon filing, will allow the Company to raise capital from time to time, up to an aggregate of $250 million, through the sale of the Company's $.01 par value of common stock, $.01 par value preferred stock or common stock purchase warrants.

     The Company also announced that it filed a prospectus supplement with the SEC for the offer of 4,000,000 shares of common stock. The Company intends to grant the underwriters an option to purchase up to an additional 600,000, or 15%, of the shares sold to cover any over-allotments. The Company intends to use the net proceeds from this offering to fund possible future acquisitions and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED
                     TO JUNE 30, 2008 AND SEPTEMBER 30, 2007

Performance Summary

The Company reported net earnings of $12.785 million for the third quarter, a decrease of $4.854 million, or 28 percent, from the $17.639 million for the third quarter of 2007. Diluted earnings per share of $.24 for the quarter decreased 27 percent from the diluted earnings per share of $.33 for the same quarter of 2007. Included in net earnings for the third quarter of 2008 is a nonrecurring charge (after-tax) of $4.602 million for other than temporary impairment with respect to investments in Freddie Mac preferred stock and Fannie Mae common stock. Also included in the net earnings for the third quarter is a nonrecurring gain (after-tax) of $1.0 million ($.02 per share) from the sale and relocation of Mountain West Bank's office facility in Ketchum, Idaho. Annualized return on average assets and return on average equity for the third quarter were
1.01 percent and 9.15 percent, respectively, which compares with prior year returns for the third quarter of 1.50 percent and 13.76 percent, respectively.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                             Three months ended
                                                -------------------------------------------
                                                September 30,     June 30,    September 30,
                                                    2008            2008          2007
                                                 (unaudited)    (unaudited)    (unaudited)
                                                -------------   -----------   -------------
Net interest income
   Interest income                                $ 75,689        $74,573        $78,430
   Interest expense                                 22,113         22,273         31,447
                                                  --------        -------        -------
      Net interest income                           53,576         52,300         46,983
Non-interest income
   Service charges, loan fees, and other fees       12,800         12,223         11,853
   Gain on sale of loans                             3,529          4,245          3,203
   Loss on investments                              (7,593)            --             --
   Other income                                      3,018            913          1,422
                                                  --------        -------        -------
      Total non-interest income                     11,754         17,381         16,478
                                                  --------        -------        -------
                                                  $ 65,330        $69,681        $63,461
                                                  ========        =======        =======
Tax equivalent net interest margin                    4.65%          4.75%          4.50%
                                                  ========        =======        =======

(UNAUDITED - $ IN THOUSANDS)

                                                $ change from   $ change from   % change from   % change from
                                                   June 30,     September 30,      June 30,     September 30,
                                                     2008            2007            2008           2007
                                                -------------   -------------   -------------   -------------
Net interest income
   Interest income                                 $ 1,116         $(2,741)            1%             -3%
   Interest expense                                $  (160)        $(9,334)           -1%            -30%
                                                   -------         -------
      Net interest income                            1,276           6,593             2%             14%

Non-interest income
   Service charges, loan fees, and other fees          577             947             5%              8%
   Gain on sale of loans                              (716)            326           -17%             10%
   Loss on investments                              (7,593)         (7,593)          n/m             n/m
   Other income                                      2,105           1,596           231%            112%
                                                   -------         -------
      Total non-interest income                     (5,627)         (4,724)          -32%            -29%
                                                   -------         -------
                                                   $(4,351)        $ 1,869            -6%              3%
                                                   =======         =======

----------
n/m - not measurable

Net Interest Income

Net interest income for the quarter increased $1 million, or 2 percent, from the prior quarter, and increased $7 million, or 14 percent, over the same period in 2007. While total interest income has decreased by $3 million, or 3 percent, from the same period last year, total interest expense has decreased by $9 million, or 30 percent, from the same period last year. The decrease in total interest expense is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.65 percent which is 10 basis points lower than the 4.75 percent achieved for the prior quarter and 15 basis points higher than the 4.50 percent result for the third quarter of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $8.7 million, an increase of $7.4 million from the same quarter in 2007. Such increase is primarily attributable to higher reserves for certain commercial real estate loans in Western Montana and Idaho and the increase in non-performing assets at September 30, 2008 compared to September 30, 2007. Net charged-off loans during the three months ended September 30, 2008 was $3.9 million.

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

Non-interest Income

Non-interest income for the quarter decreased $6 million, or 32 percent, from the prior quarter, and also decreased $5 million, or 29 percent, over the same period in 2007. The Other Income category of non-interest income includes the $1.7 million gain from the sale and relocation of Mountain West Bank's office facility in Ketchum, Idaho. Excluding this nonrecurring item and also excluding the nonrecurring $7.6 million other than temporary impairment charge on the Freddie Mac and Fannie Mae stock, non-interest income for the quarter increased $248 thousand from the prior quarter and $1.1 million over the same period in 2007. Fee income increased $577 thousand, or 5 percent, during the quarter, compared to the increase of $947 million, or 8 percent, over the same period last year. The fee income increases are attributable to the continued growth in the number of checking accounts and related service charges. Gain on sale of loans decreased $716 thousand, or 17 percent, for the quarter and increased $326 thousand, or 10 percent, over the same period last year.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                     Three months ended
                                        -------------------------------------------
                                        September 30,     June 30,    September 30,
                                             2008           2008           2007
                                         (unaudited)    (unaudited)    (unaudited)
                                        -------------   -----------   -------------
Compensation and employee benefits         $21,188        $20,967        $20,286
Occupancy and equipment expense              5,502          5,116          4,840
Advertising and promotion expense            1,942          1,833          1,676
Outsourced data processing                     556            647            553
Core deposit intangibles amortization          764            767            827
Other expenses                               7,809          7,113          7,014
                                           -------        -------        -------
   Total non-interest expense              $37,761        $36,443        $35,196
                                           =======        =======        =======

(UNAUDITED - $ IN THOUSANDS)

                                        $ change from   $ change from   % change from   % change from
                                           June 30,     September 30,      June 30,     September 30,
                                             2008            2007            2008            2007
                                        -------------   -------------   -------------   -------------
Compensation and employee benefits         $  221          $  902              1%             4%
Occupancy and equipment expense               386             662              8%            14%
Advertising and promotion expense             109             266              6%            16%
Outsourced data processing                    (91)              3            -14%             1%
Core deposit intangibles amortization          (3)            (63)             0%            -8%
Other expenses                                696             795             10%            11%
                                           ------          ------
   Total non-interest expense              $1,318          $2,565              4%             7%
                                           ======          ======

Non-interest Expense

Non-interest expense increased by $1.3 million, or 4 percent, from the prior quarter and increased by $2.6 million, or 7 percent, from the same quarter of 2007. Compensation and benefit expense increased $221 thousand, or 1 percent, over the prior quarter, and increased $902 thousand, or 4 percent, over the same quarter of 2007. The year-over-year increase is primarily attributable to increased staffing levels, including new branches, as well as increased compensation and employee benefits, including health insurance. The number of full-time-equivalent employees has increased from 1,476 to 1,539 since September 30, 2007.

Occupancy and equipment expense increased $662 thousand, or 14 percent, while other expenses increased $795 thousand, or 11 percent, since September 30, 2007, reflecting the cost of facility upgrades, additional branch locations, and other general and administrative costs. Advertising and promotion expense increased $109 thousand, or 6 percent, from the prior quarter, and increased $266 thousand, or 16 percent, from the same quarter of 2007, such increases attributable to branch promotions and the banks continuing focus on attracting and retaining non-interest bearing and other low cost deposits.

Excluding nonrecurring items, the efficiency ratio (non-interest expense/net interest income plus non-interest income) was 53 percent for the quarter, compared to 55 percent for the 2007 third quarter, a two percentage point improvement.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2007

Performance Summary

Net earnings of $48.643 million for the first nine months of 2008 is a decrease of $1.814 million, or 4 percent, of the same period last year. Diluted earnings per share of $0.90 versus $0.94 for the same period last year is a decrease of 4 percent. Included in earnings for the first nine months of 2007 is a nonrecurring $1.0 million gain ($1.6 million pre-tax) from the sale of Western Security Bank's Lewistown, Montana branch, which was partially offset by approximately $500 thousand of nonrecurring expenses from the merger of three of the acquired Citizens Development Company's ("CDC") five subsidiaries into Glacier Bancorp, Inc. subsidiaries. Included in earnings for the first nine months of 2008 are a nonrecurring gain of $150 thousand ($248 thousand pre-tax) from the first quarter sale of Principal Financial Group and mandatory redemption of a portion of Visa, Inc. shares, the nonrecurring gain of $1.0 million ($1.7 million pre-tax) from the sale and relocation of the Ketchum office facility, and the other than temporary impairment charge of $4.6 million ($7.6 million pre-tax) related to the Company's investments in Freddie Mac and Fannie Mae stock.

REVENUE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                                     Nine months ended September 30,
                                                -----------------------------------------
                                                  2008       2007     $ change   % change
                                                --------   --------   --------   --------
Interest income                                 $226,278   $225,643     $  635        0%
Interest expense                                  71,773     90,373    (18,600)     -21%
                                                --------   --------   --------
   Net interest income                           154,505    135,270     19,235       14%
Non-interest income
   Service charges, loan fees, and other fees     35,984     33,696      2,288        7%
   Gain on sale of loans                          11,654      9,953      1,701       17%
   Loss on investments                            (7,345)        (8)    (7,337)   91713%
   Other income                                    5,104      4,940        164        3%
                                                --------   --------   --------
      Total non-interest income                   45,397     48,581     (3,184)      -7%
                                                --------   --------   --------
                                                $199,902   $183,851   $ 16,051        9%
                                                ========   ========   ========
Tax equivalent net interest margin                  4.65%      4.50%
                                                ========   ========

Net Interest Income

Net interest income for the current year nine months increased $19 million, or 14 percent, over the same period in 2007. Total interest income increased $635 thousand, while total interest expense decreased $19 million, or 21 percent. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.65 percent, an increase of 15 basis points from the 4.50 percent for the same period in 2007.

Provision for Loan Losses

The provision for loan loss expense was $16.3 million for the first nine months of 2008, an increase of $12.5 million, or 337 percent, from the same period in 2007. Non-performing assets as a percentage of total bank assets at September 30, 2008 were at 1.30 percent, up from .24 percent at September 30, 2007. Net charged-off loans during the nine months ended September 30, 2008 were $5.037 million, compared to $1.002 million of net charged-off loans during the nine months ended September 30, 2007.

Non-interest Income

Total non-interest income decreased $3 million, or 7 percent in 2008. Excluding the current year nonrecurring items, consisting of the $7.6 million charge for other than temporary impairment on the Freddie Mac and Fannie Mae securities, the $1.7 million gain from the sale and relocation of Mountain West Bank's branch in Ketchum, Idaho, the first quarter $248 thousand combined gain from the sale of Principal Financial Group stock and mandatory redemption of a portion of Visa, Inc. shares, and also excluding the prior year nonrecurring gain from the first quarter sale of Western Security Bank's Lewistown, Montana branch, non-interest income for the nine months of 2008 increased $7.2 million from the same period in 2007. Fee income for the first nine months of 2008 increased $2 million, or 7 percent, over the first nine months of 2007, driven primarily by an increased number of loan and deposit accounts, as well as additional products and service offerings. Gain on sale of loans for the first nine months of 2008 increased $2 million, or 17 percent, over the first nine months of last year.

NON-INTEREST EXPENSE SUMMARY
(UNAUDITED - $ IN THOUSANDS)

                                            Nine months ended September 30,
                                       -----------------------------------------
                                         2008       2007     $ change   % change
                                       --------   --------   --------   --------
Compensation and employee benefits     $ 63,252   $ 60,386   $ 2,866        5%
Occupancy and equipment expense          15,751     14,110     1,641       12%
Advertising and promotion expense         5,314      4,697       617       13%
Outsourced data processing                1,870      2,045      (175)      -9%
Core deposit intangibles amortization     2,310      2,416      (106)      -4%
Other expenses                           21,320     19,799     1,521        8%
                                       --------   --------   -------
   Total non-interest expense          $109,817   $103,453   $ 6,364        6%
                                       ========   ========   =======

Non-interest Expense

Non-interest expense increased by $6 million, or 6 percent, from the same period in 2007. The first nine months of 2007 included approximately $500,000 of non-recurring expenses and costs, including overtime, associated with the January 26, 2007 merger of three of the five CDC subsidiaries into Glacier Bancorp, Inc.'s subsidiaries, and related operating system conversions. Compensation and employee benefit expense increased $3 million, or 5 percent, from the first nine months of 2007. Occupancy and equipment expense increased $2 million, or 12 percent, while other expenses increased $2 million, or 8 percent, since September 30, 2007, reflecting the cost of additional locations and facility upgrades. Advertising and promotion expense increased $617 thousand, or 13 percent, from 2007, due primarily to branch promotions and the banks continuing focus on attracting and retaining non-interest bearing and other low cost deposits. Excluding nonrecurring items, the efficiency ratio (non-interest expense/net interest income plus non-interest income) was 53 percent for the first nine months of 2008, compared to 56 percent for the same period in 2007.

                          FINANCIAL CONDITION ANALYSIS

As reflected in the table below, total assets at September 30, 2008 were $5.173 billion, which is $356 million, or 7 percent, greater than total assets of $4.817 billion at December 31, 2007, and $473 million, or 10 percent, greater than the September 30, 2007 total assets of $4.700 billion.

ASSETS  ($ IN THOUSANDS)

                                                    September 30,   December 31,   September 30,   $ change from   $ change from
                                                         2008           2007            2007        December 31,   September 30,
                                                     (unaudited)     (audited)      (unaudited)         2007           2007
                                                    -------------   ------------   -------------   -------------   -------------
Cash on hand and in banks                            $   94,865         145,697        128,230        (50,832)        (33,365)
Investment securities, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds                 867,366         782,236        803,845         85,130          63,521
Loans:
   Real estate                                          769,860         725,854        832,038         44,006         (62,178)
   Commercial                                         2,452,102       2,247,303      2,029,117        204,799         422,985
   Consumer and other                                   700,658         638,378        625,908         62,280          74,750
                                                     ----------       ---------      ---------        -------         -------
      Total loans                                     3,922,620       3,611,535      3,487,063        311,085         435,557
   Allowance for loan and lease losses                  (65,633)        (54,413)       (52,616)       (11,220)        (13,017)
                                                     ----------       ---------      ---------        -------         -------
      Total loans, net of allowance for loan and
         lease losses                                 3,856,987       3,557,122      3,434,447        299,865         422,540
                                                     ----------       ---------      ---------        -------         -------
Other assets                                            353,891         332,275        333,735         21,616          20,156
                                                     ----------       ---------      ---------        -------         -------
   Total Assets                                      $5,173,109       4,817,330      4,700,257        355,779         472,852
                                                     ==========       =========      =========        =======         =======

At September 30, 2008, total loans were $3.923 billion, an increase of $102 million, or 2.7 percent (11 percent annualized) over total loans of $3.821 billion at June 30, 2008, and an increase of $311 million, or 8.6 percent (11 percent annualized) over total loans of $3.612 billion at December 31, 2007. Over the first nine months of 2008, commercial loans increased the most with an increase of $205 million, or 9 percent, followed by consumer loans, which are primarily comprised of home equity loans, increasing by $62 million, or 10 percent, and real estate loans increased $44 million, or 6 percent from the fourth quarter of 2007. Since September 30, 2007, total loans have increased $436 million, or 12 percent, of which commercial loans increased $423 million, or 21 percent, consumer loans grew by $75 million, or 12 percent, while real estate loans decreased $62 million, or 7 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $85 million, or 11 percent, from December 31, 2007 and have increased $64 million, or 8 percent, from September 30, 2007. Investment securities represented 17 percent of total assets at September 30, 2008, compared to 16 percent of total assets at December 31, 2007, and 17 percent at September 30, 2007.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the nine months ended September 30, 2008 and 2007 were $520 million and $472 million, respectively, and for the three months ended September 30, 2008 and 2007 were $164 million and $163 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at September 30, 2008 was approximately $187 million.

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

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each subsidiary bank's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for credit losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the banks operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Though not immune from global, national and local economic developments, the local market areas in which the banks operate continue to have relatively healthy economies. Although the Company and the banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

The Company considers the ALLL balance of $65.633 million adequate to cover inherent losses in the loan and lease portfolios as of September 30, 2008. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in Part II - Other information, Item 1A - Risk Factors.

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

The following table summarizes the allocation of the ALLL:

                                     September 30, 2008            December 31, 2007           September 30, 2007
                                 --------------------------   --------------------------   --------------------------
                                   Allowance      Percent       Allowance      Percent       Allowance      Percent
                                 for loan and   of loans in   for loan and   of loans in   for loan and   of loans in
    (Dollars in thousands)       lease Losses     category    lease Losses    category     lease Losses     category
------------------------------   ------------   -----------   ------------   -----------   ------------   -----------
Real estate loans                   $ 5,971         19.7%         4,755          20.2%         5,682          23.9%
Commercial real estate loans         29,388         46.3%        23,010          44.6%        20,121          35.5%
Other commercial loans               19,321         16.2%        17,453          17.6%        17,587          22.7%
Consumer and other loans             10,953         17.8%         9,195          17.6%         9,226          17.9%
                                    -------        -----         ------         -----         ------         -----
   Totals                           $65,633        100.0%        54,413         100.0%        52,616         100.0%
                                    =======        =====         ======         =====         ======         =====

Each bank's ALLL is generally available to absorb losses from any segment of its loan and lease portfolio.

The increase in the ALLL for commercial real estate loans was primarily due to increases in reserves for certain commercial real estate loans in the high growth areas of Western Montana and Idaho and the increase in non-performing assets since September 30, 2007.

(Dollars in thousands)

                                             Nine months                    Nine months
                                                ended        Year ended        ended
                                            September 30,   December 31,   September 30,
                                                 2008           2007            2007
                                            -------------   ------------   -------------
Balance at beginning of period                 $54,413         49,259         49,259
   Charge-offs:
      Real estate loans                         (1,211)          (306)          (103)
      Commercial loans                          (3,692)        (2,367)        (1,489)
      Consumer and other loans                    (862)          (714)          (383)
                                               -------         ------         ------
         Total charge-offs                     $(5,765)        (3,387)        (1,975)
                                               -------         ------         ------
   Recoveries:
      Real estate loans                             14            208            158
      Commercial loans                             466            656            520
      Consumer and other loans                     248            358            295
                                               -------         ------         ------
         Total recoveries                      $   728          1,222            973
                                               -------         ------         ------
   Net (charge-offs) recoveries                 (5,037)        (2,165)        (1,002)
   Acquisition (1)                                  --            639            639
   Provision                                    16,257          6,680          3,720
                                               -------         ------         ------
Balance at end of period                       $65,633         54,413         52,616
                                               =======         ======         ======
Ratio of net charge-offs to average
loans outstanding during the period              0.134%         0.064%         0.030%
Allowance for loan and lease lossess as a
   percentage of total loan and leases            1.67%          1.51%          1.51%

----------
(1) Increase attributable to the April 30, 2007 acquisition of North Side State Bank ("North Side") of Rock Springs, Wyoming, which was merged into 1st Bank, the Company's subsidiary bank in Evanston, Wyoming.

The ALLL has increased $13 million, or 25 percent, from a year ago. The ALLL of $65.633 million is 1.67 percent of September 30, 2008 total loans outstanding, up from 1.51 percent at prior year end, and up from 1.51 percent in the third quarter last year. The first nine months provision for loan and lease loss expense was $16.3 million, an increase of $12.5 million from the same period in 2007. Net loans and lease charge-offs were $5.0 million, or .134 percent of average loans and leases in the first nine months of 2008, compared to net charge-offs of $1 million, or .030 percent of average loans and leases in the first nine months of 2007.

The banks' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at estimated fair value, less estimated cost to sell. Any write-down at the time of recording real estate owned is charged to the ALLL. Any subsequent write-downs are charged to current expense.

Non-performing Assets
(Dollars in thousands)

                                                 At          At           At
                                             9/30/2008   12/31/2007   9/30/2007
                                             ---------   ----------   ---------
Non-accrual loans:
   Real estate loans                          $ 2,475         934       1,286
   Commercial loans                            52,458       7,192       5,741
   Consumer and other loans                     1,389         434         478
                                              -------      ------      ------
      Total                                   $56,322       8,560       7,505
Accruing Loans 90 days or more overdue:
   Real estate loans                              319         840         979
   Commercial loans                             3,839       1,216       1,037
   Consumer and other loans                       766         629         451
                                              -------      ------      ------
      Total                                   $ 4,924       2,685       2,467
Real estate and other assets owned, net         9,506       2,043       1,750
                                              -------      ------      ------
Total non-performing loans and real estate
   and other assets owned, net                $70,752      13,288      11,722
                                              =======      ======      ======
   As a percentage of total bank assets          1.30%       0.27%       0.24%
Interest Income (1)                           $ 2,979         683         447
Allowance for loan and lease losses as a
   percentage of non-performing assets             93%        409%        449%
Accruing Loans 30-89 days or more overdue     $25,690      45,490      18,099

----------
(1) Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2008, year ended December 31, 2007 and nine months ended September 30, 2007 had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of total bank assets at September 30, 2008 were at 1.30 percent, up from .58 percent as of June 30, 2008, and up from .24 percent at September 30, 2007. The ALLL was 93 percent of non-performing assets at September 30, 2008, down from 409 percent for the prior year end and down from 449 percent a year ago. Each of the subsidiary banks evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral. When the ultimate collectibility of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectibility of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three and nine months ended September 30, 2008 and 2007 was not significant. Impaired loans, net of government guaranteed amounts, were $66.70 million and $9.97 million as of September 30, 2008 and 2007, respectively. The ALLL includes valuation allowances of $7.5 million and $0 specific to impaired loans as of September 30, 2008 and 2007, respectively.

LIABILITIES ($ IN THOUSANDS)

                                         September 30,   December 31,   September 30,   $ change from   $ change from
                                              2008           2007            2007        December 31,   September 30,
                                          (unaudited)      (audited)     (unaudited)         2007            2007
                                         -------------   ------------   -------------   -------------   -------------
Non-interest bearing deposits              $  754,623        788,087        819,711        (33,464)        (65,088)
Interest bearing deposits                   2,282,147      2,396,391      2,547,409       (114,244)       (265,262)
Advances from Federal Home Loan Bank          727,243        538,949        251,908        188,294         475,335
Securities sold under agreements to
   repurchase and other borrowed funds        689,533        401,621        395,436        287,912         294,097
Other liabilities                              42,013         45,147         51,962         (3,134)         (9,949)
Subordinated debentures                       118,559        118,559        118,559             --              --
                                           ----------      ---------      ---------        -------         -------
   Total liabilities                       $4,614,118      4,288,754      4,184,985        325,364         429,133
                                           ==========      =========      =========        =======         =======

As of September 30, 2008, non-interest bearing deposits decreased $24 million, or 3 percent, since June 30, 2008, decreased $33 million, or 4 percent, since December 31, 2007, and decreased $65 million, or 8 percent, since September 30, 2007. Interest bearing deposits decreased $114 million, or 5 percent, from December 31, 2007. The decrease of $265 million, or 10 percent, in interest bearing deposits since September 30, 2007 includes a $201 million decrease in higher cost brokered CD's in favor of lower cost alternative funding. Federal Home Loan Bank ("FHLB") advances at September 30, 2008 increased $475 million, or 189 percent, from September 30, 2007 and increased $188 million, or 35 percent, from December 31, 2007. Repurchase agreements and other borrowed funds were $690 million at September 30, 2008, an increase of $294 million, or 74 percent, from September 30, 2007, and an increase of $288 million, or 72 percent, from December 31, 2007. Included in this latter category are U.S. Treasury Tax and Loan funds of $357 million at September 30, 2008, an increase of $134 million from December 31, 2007, and an increase of $145 million from September 30, 2007.

STOCKHOLDERS' EQUITY
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  September 30,   December 31,   September 30,   $ change from   $ change from
                                                       2008           2007            2007        December 31,   September 30,
                                                   (unaudited)      (audited)     (unaudited)         2007            2007
                                                  -------------   ------------   -------------   -------------   -------------
Common equity                                       $ 564,612         525,459       513,033         39,153          51,579
Accumulated other comprehensive (loss) income          (5,621)          3,117         2,239         (8,738)         (7,860)
                                                    ---------        --------      --------         ------          ------
   Total stockholders' equity                         558,991         528,576       515,272         30,415          43,719
Core deposit intangible, net, and goodwill           (151,954)       (154,264)     (155,036)         2,310           3,082
                                                    ---------        --------      --------         ------          ------
                                                    $ 407,037         374,312       360,236         32,725          46,801
                                                    =========        ========      ========         ======          ======
Stockholders' equity to total assets                    10.81%          10.97%        10.96%
Tangible stockholders' equity to total tangible
   assets                                                8.11%           8.03%         7.93%
Book value per common share                         $   10.29            9.85          9.61           0.44            0.68
Tangible book value per common share                $    7.49            6.98          6.72           0.51            0.77
Market price per share at end of quarter            $   24.77           18.74         22.52           6.03            2.25

Total stockholders' equity and book value per share amounts have increased $44 million and $.68 per share, respectively, from September 30, 2007, the result of earnings retention and exercised stock options. Tangible stockholders equity has increased $47 million, or 13 percent since September 30, 2007, with tangible stockholders' equity at 8.11 percent of total tangible assets at September 30, 2008, up from 7.93 percent at September 30, 2007. Accumulated other comprehensive income, representing net unrealized gains or losses on investment securities designated as available for sale, decreased $8 million from September 30, 2007.

Cash dividend

On September 24, 2008, the board of directors declared a cash dividend of $.13 per share, payable October 16, 2008 to shareholders of record on October 7, 2008.

Liquidity and Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the banking subsidiaries are members of the FHLB of Seattle. As of September 30, 2008, the Company had $803 million of available FHLB of Seattle credit of which $727 million was utilized. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each banking subsidiary as well as the Company as a whole.

In addition, the Company is currently evaluating whether it will apply to participate in the recently announced U.S. Department of the Treasury TARP Capital Purchase Program ("CPP"). If the Company applies and is accepted for participation in the CPP, it would be eligible for a capital investment by the Department of the Treasury in shares of the Company's preferred stock, in an amount between approximately $50 million and $150 million. The Company cannot predict at this time whether it will participate in the CPP, or if it does determine to participate, the amount of its participation. Under current published application guidelines, an application for participation in the CPP must be submitted to the appropriate federal banking agencies by November 14, 2008.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2008, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 1A. RISK FACTORS

The Company and its ten wholly-owned, independent community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company's business, financial condition and future results.

The effect of the national economic situation on the Company's future results of operations or stock trading price cannot be predicted.

The national economy, and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history. No one can predict the severity or duration of this downturn. The Company cannot predict the extent to which the more severe regional and local economic downturns that have plagued other areas of the country may also occur in the markets it serves. Any such deterioration in the Company's markets would have an adverse effect on the business, financial condition, results of operations and prospects, and could also cause the trading price of the Company's stock to decline.

The effect of the recently enacted federal rescue plan on the Company cannot be predicted.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions. The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009. Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions. The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

The Company has a high concentration of loans secured by real estate.

The Company has a high concentration of loans secured by real estate, especially construction and land development loans, which carry a higher degree of risk, and a continued downturn in the real estate market, for any reason, will hurt business and prospects. In particular, if the nationwide economic decline migrates further to the markets the Company serves, the Company could be exposed to additional risk of losses from real estate related loans. The Company's business activities and credit exposure are concentrated in loans secured by real estate. A further downturn in the economies or real estate values in the markets the Company serves could have a material adverse effect on borrowers' ability to repay their loans, as well as the value of the real property held as collateral securing such loans. The ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans.

The Company's loan portfolio mix could result in increased credit risk in an economic downturn.

The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the Federal Deposit Insurance Company ("FDIC") has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Company's loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on results of operations and financial condition.

Changes in economic conditions, in particular an economic slowdown in Idaho, Montana, Washington, Wyoming, Utah or Colorado, could hurt the banking business generally.

The Company's business is directly affected by factors such as economic, market and political conditions in its service areas, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. In recent months the Company has begun to see declines in economic indicators and real estate values in several of the markets served. A further deterioration in economic conditions in the states served by the bank subsidiaries could result in the following consequences, any of which could hurt business materially:

     -    loan delinquencies may increase;

     -    problem assets and foreclosures may increase;

     - collateral for loans made may decline in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans;

     - market values of certain securities in the investment portfolio may decline;

     -    demand for banking products and services may decline;

     -    tightening of liquidity and a decline in borrowing capacity;

     -    low cost or non-interest bearing deposits may decrease; and

     -    a reduction of the market value of the Company's common stock.

The Allowance for Loan and Lease Losses may not be adequate to cover actual loan losses, which could adversely affect earnings.

The Company maintains an ALLL in an amount that is believed adequate to provide for losses inherent in the portfolio. While the Company strives to monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that will result in losses that have not been identified as non-performing or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become non-performing assets, or that it will be able to limit losses on those loans that are identified. As a result, future significant additions to the ALLL may be necessary. Additionally, future additions to the ALLL may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the ALLL. These regulatory agencies may require the Company to increase the ALLL which could have a negative effect on the financial condition and results of operation. A critical element in determining the adequacy of the ALLL is the maintenance of the underlying collateral values, most of which are in real estate.

Fluctuating interest rates can adversely affect profitability.

The Company's profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of the interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the interest rate spread, and, in turn, profitability. The Company cannot provide assurance that it can minimize interest rate risk. In addition, interest rates also affect the amount of money that it can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, business and prospects.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A continued tightening of the credit markets and the inability to obtain money to adequately fund loan growth may negatively affect asset growth and, in turn, negatively impact earnings. In addition to deposit growth and payments of principal and interest received on loans and investment securities, the Company also relies on funding from alternative funding sources, including the FHLB and U.S. Treasury Tax and Loan Programs. In the event of a continued downturn in the economy, particularly in the housing market, these resources could be negatively affected, which could limit the funds available to the Company.

Growth through future acquisitions, which could, in some circumstances, adversely affect profitability measures.

The Company anticipates engaging in selected acquisitions of financial institutions in the future. There are risks associated with the Company's acquisition strategy that could adversely impact profitability. These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into the Company, and being unable to profitably deploy funds acquired in an acquisition. Furthermore, the Company cannot provide any assurance as to the extent to which it can continue to grow through acquisitions.

The Company anticipates issuing capital stock in connection with additional acquisitions.

These acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders. Aside from the pending Bank of the San Juans acquisition, the Company does not currently have any definitive understandings or agreements for any acquisitions that involve the issuance of capital stock. However, as noted above, it is anticipated that the Company will continue to expand through acquisitions in the future.

Competition in the Company's market areas may limit future success.

Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company is. Some of the Company's competitors have greater financial resources than the Company does. If the Company is unable to effectively compete in its market areas, the Company's business, results of operations and prospects could be adversely affected.

The FDIC has announced that it will increase insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, the FDIC has announced that it intends to increase federal deposit insurance premiums in the immediate future. Depending on the circumstances, this increase may be significant (on average, it is likely that present premium structure will be doubled) and will add to the Company's cost of operations. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The Company cannot predict the amount of the anticipated premium increase or the impact on the Company.

Business would be harmed if the Company lost the services of any of the senior management team.

The Company believes its success to date has been substantially dependent on its Chief Executive Officer and other members of the executive management team, and on the Presidents of its subsidiary banks. The loss of any of these persons could have an adverse affect on the Company's business and future growth prospects.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on the Company's results of operations and financial condition.

The Company may determine to issue preferred stock under the Capital Purchase Program, and any shares so issued would have certain priorities over the Company's common stock.

The Company is currently evaluating whether it will apply to participate in the recently announced U.S. Department of the Treasury TARP CPP. If the Company applies and is accepted for participation in the CPP, it would be eligible for a capital investment by the Department of the Treasury in shares of the Company's preferred stock, in an amount between approximately $50 million and $150 million. The Company cannot predict at this time whether it will participate in the CPP, or if it does determine to participate, the amount of its participation. Under current published application guidelines, an application for participation in the CPP must be submitted to the appropriate federal banking agencies by November 14, 2008.

Although a number of aspects of the CPP have not yet been finalized, the Department of the Treasury has announced the parameters of the program. Senior Preferred Nonvoting Stock will provide for 5% annual dividends for the first five years following issuance, and 9% per annum in subsequent years. During the first three years following issuance, prior consent of the Treasury is required for any increase in dividends on outstanding common stock or the repurchase of outstanding common stock. The Senior Preferred Nonvoting Stock may be redeemed during the first three years following issuance only with proceeds of a qualified equity offering. The Senior Preferred Nonvoting stock will be transferable by the holder.

The CPP requires the concurrent issuance of warrants to purchase a number of shares of common stock equal to 15% of the of the Senior Preferred Nonvoting Stock investment amount on the date of investment, at a purchase price equal to the average trading price of such common stock during a period prior to the date of investment. Such warrants will provide for a 10 year term, are immediately exercisable, and transferable by the holder. If the Senior Preferred Nonvoting Stock is redeemed within three years of issuance, any unexercised warrants will be adjusted to reduce the number of shares of common stock covered by such warrants by 50%.

The Company is currently evaluating the merits of participating in the CPP of the Department of the Treasury. If, and to the extent that, the Company determines to participate in the CPP, it would issue Senior Nonvoting Preferred Stock that would have rights and preferences, including among other things liquidation preference and preference with respect to dividends, which would have a priority over the Company's common stock.

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

                                        GLACIER BANCORP, INC.


November 6, 2008                        /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


November 6, 2008                        /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO