Form 10-K
period 2008-12-31
GLACIER BANCORP INC
filed 2009-03-02
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

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

       Registrant's telephone number, including area code: (406) 756-4200

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
-------------------------------------  -----------------------------------------
Common Stock, $01 par value per share         Nasdaq Global Select Market

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer  [X]                    Accelerated filer         [ ]
Non-accelerated filer    [ ]                    Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2008 (the last business day of the most recent second quarter), was $834,252,010 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).

As of February 13, 2009, there were issued and outstanding 61,498,694 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2009 Annual Meeting Proxy Statement dated March 27, 2009 are incorporated by reference into Part III of this Form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.
Item 1.  Business                                                              3
Item 1a  Risk Factors                                                         26
Item 1b  Unresolved Staff Comments                                            29
Item 2.  Properties                                                           29
Item 3.  Legal Proceedings                                                    29
Item 4.  Submission of Matter to a Vote of Security Holders                   29

PART II.
Item 5.  Market for the Registrant's Common Equity, Related Stockholder
            Matters, and Issuer Purchase of Equity Securities                 30
Item 6.  Selected Financial Data                                              31
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               33
Item 7a. Quantitative and Qualitative Disclosure about Market Risk            48
Item 8.  Financial Statements and Supplementary Data                          48
Item 9.  Changes in and Disagreements with Accountants in Accounting
            and Financial Disclosures                                         91
Item 9a. Controls and Procedures                                              91
Item 9b. Other Information                                                    92

PART III.
Item 10. Directors, Executive Officers and Corporate Governance               92
Item 11. Executive Compensation                                               92
Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        93
Item 13. Certain Relationships and Related Transactions, and
            Director Independence                                             93
Item 14  Principal Accountant Fees and Services                               93

PART IV.
Item 15. Exhibits and Financial Statement Schedules                           93

                                     PART I.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management's plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as "expects," "anticipates," "intends," "plans," "believes," "should," "projects," "seeks," "estimates" or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report and Form 10-K, or the documents incorporated by reference:

     - the risks associated with lending and potential adverse changes in credit quality;

     -    increased loan delinquency rates;

     - the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;

     - changes in market interest rates, which could adversely affect our net interest income and profitability;

     - legislative or regulatory changes that adversely affect our business or our ability to complete pending or prospective future acquisitions;

     -    costs or difficulties related to the integration of acquisitions;

     -    reduced demand for banking products and services;

     - the risks presented by public stock market volatility, which could adversely affect the Company's stock value and the ability to raise capital in the future;

     -    competition from other financial services companies in our markets;
          and

     -    the Company's success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report and Form 10K or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 98 banking offices in Montana, Idaho, Wyoming, Colorado, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company includes the parent holding and the following sixteen subsidiaries which consists of eleven bank subsidiaries and five trust subsidiaries.

                                Bank Subsidiaries

                                     Montana
                    Glacier Bank ("Glacier") founded in 1955
       First Security Bank of Missoula ("First Security") founded in 1973
                Western Security Bank ("Western") founded in 2001
                Big Sky Western Bank ("Big Sky") founded in 1990
                Valley Bank of Helena ("Valley") founded in 1978
             First Bank of Montana ("First Bank-MT") founded in 1924

                                     Wyoming
                      1st Bank ("1st Bank") founded in 1989

                                      Idaho
              Mountain West Bank ("Mountain West") founded in 1993 Citizens Community Bank ("Citizens") founded in 1996

                                    Colorado
               Bank of the San Juans ("San Juans") founded in 1998

                                      Utah
            First National Bank of Morgan ("Morgan") founded in 1903

                               Trust Subsidiaries
                  Glacier Capital Trust II ("Glacier Trust II")
                 Glacier Capital Trust III ("Glacier Trust III")
                  Glacier Capital Trust IV ("Glacier Trust IV")
              Citizens (ID) Statutory Trust I ("Citizens Trust I")
       Bank of the San Juans Bancorporation Trust I ("San Juans Trust I")

The Company formed or acquired San Juans Trust I, Glacier Trust IV, Glacier Trust III, Citizens Trust I, and Glacier Trust II as financing subsidiaries on December 1, 2008, August 15, 2006, January 31, 2006, April 1, 2005, and March 24, 2004, respectively. The trusts were formed for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46(R), the subsidiaries are not consolidated into the Company's financial statements. The preferred securities entitle the shareholder to receive cumulative cash distributions from payments on Subordinated Debentures of the Company. For additional information regarding the Subordinated Debentures, see Note 10 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier resulting in operations conducted under the Glacier charter. Prior period activity of Whitefish was combined and included in Glacier's historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without purchase accounting.

On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results. The merger has been accounted for as a combination of two wholly-owned subsidiaries without purchase accounting.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT AND PENDING ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, Bank of the San Juans, was acquired by the Company. On April 30, 2007, North Side State Bank in Rock Springs, Wyoming was acquired and became a branch of 1st Bank. On October 1, 2006, Citizens Development Company ("CDC") and its five banking subsidiaries located across Montana were acquired by the Company. On September 1, 2006, Morgan and its one branch office in Mountain Green, Utah was acquired. On October 31, 2005, First State Bank of Thompson Falls, Montana was acquired and its two branches were merged into First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West. On April 1, 2005, Citizens Bank Holding Co. and its bank subsidiary Citizens Community Bank in Pocatello, Idaho were acquired. On February 28, 2005, First National Bank-West Co. and its bank subsidiary 1st Bank in Evanston, Wyoming were acquired.

On February 9, 2009, a definitive agreement to acquire First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming was announced. First National Bank & Trust has three branch locations in Powell, Cody, and Lovell, Wyoming. As of December 31, 2008, First National Bank & Trust had total assets of $282 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, First National Bank & Trust will become a wholly-owned subsidiary of the Company.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each bank subsidiary's deposit accounts. All bank subsidiaries, except San Juans are members of the Federal Home Loan Bank ("FHLB") of Seattle and San Juans is a member of the FHLB of Topeka, which are two of twelve banks which comprise the FHLB System. All subsidiaries, with the exception of Mountain West, Citizens and San Juans, are members of the Federal Reserve Bank ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2008

The following is a list of the Parent and bank subsidiaries main office locations as of December 31, 2008. See "Item 2. Properties."

Glacier Bancorp, Inc.  49 Commons Loop, Kalispell, MT 59901            (406) 756-4200
Glacier                202 Main Street, Kalispell, MT 59901            (406) 756-4200
Mountain West          125 Ironwood Drive, Coeur d'Alene, Idaho 83814  (208) 765-0284
First Security         1704 Dearborn, Missoula, MT 59801               (406) 728-3115
Western                2812 1st Avenue North, Billings, MT 59101       (406) 371-8258
1st Bank               1001 Main Street, Evanston, WY 82930            (307) 789-3864
Big Sky                4150 Valley Commons, Bozeman, MT, 59718         (406) 587-2922
Valley                 3030 North Montana Avenue, Helena, MT 59601     (406) 495-2400
Citizens               280 South Arthur, Pocatello, ID 83204           (208) 232-5373
San Juans              144 East Eighth Street, Durango, CO 81301       (970) 247-1818
First Bank-MT          224 West Main, Lewistown, MT 59457              (406) 538-7471
Morgan                 120 North State, Morgan, UT 84050               (801) 829-3402

                      FINANCIAL INFORMATION ABOUT SEGMENTS

The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2008:

                                          |------------------------|
                                          | Glacier Bancorp, Inc.  |
                                          |(Parent Holding Company)|
                                          |------------------------|
                                                      |
|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|      Glacier Bank     | |   Mountain West Bank    | | |  First Security Bank | |  Western Security Bank  |
|  (MT Community Bank)  | |   (ID Community Bank)   | | |     of Missoula      | |    (MT Community Bank)  |
|                       | |                         | | |  (MT Community Bank) | |                         |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | |----------------------| |-------------------------|
|        1st Bank       | |         Big Sky         | | |       Valley Bank    | |        Citizen          |
|  (WY Community Bank)  | |      Western Bank       | | |        of Helena     | |      Community Bank     |
|                       | |   (MT Community Bank)   | | |  (MT Community Bank) | |    (ID Community Bank)  |
|-----------------------| |-------------------------| | | ---------------------| |-------------------------|

|-----------------------| |-------------------------| | | ---------------------| |-------------------------|
|       Bank of the     | |  First Bank of Montana  | | |  First National Bank | |                         |
|       San Juans       | |   (MT Community Bank)   | | |      of Morgan       | | Glacier Capital Trust II|
|  (CO Community Bank)  | |                         | | |  (UT Community Bank) | |                         |
|-----------------------| |-------------------------| | |----------------------| |-------------------------|
                                                      |

|-----------------------| |-------------------------|   | ---------------------| |-------------------------|
|     Glacier Capital   | |     Glacier Capital     |   |     Citizens (ID)    | |                         |
|        Trust III      | |        Trust IV         |   |      Statutory       | |     San Juans Trust I   |
|                       | |                         |   |        Trust I       | |                         |
|-----------------------| |-------------------------|   |----------------------| |-------------------------|

For information regarding the parent, separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and Note

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

BUSINESS SEGMENT RESULTS

The Company defines operating segments and evaluates segment performance internally based on individual bank charters. The following schedule provides selected financial data for the Company's operating segments. Centrally provided services to the bank subsidiaries are allocated based on estimated usage of those services. The operating segment identified as "Other" includes limited partnership interests that operate residential rental real estate properties which have been allocated low income housing tax credits. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses, assets, and liabilities are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.

On April 30, 2008, Whitefish was merged into Glacier with operations conducted under the Glacier charter. The five subsidiaries acquired as a result of the acquisition of CDC included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively. On June 21, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana. Prior period activity of the merged banks has been combined and included in the remaining bank subsidiaries' historical results.

                                               Glacier                     Mountain West               First Security
                                    -----------------------------  -----------------------------  -------------------------
      (Dollars in thousands)           2008       2007      2006      2008       2007      2006     2008     2007     2006
---------------------------------   ---------  ---------  -------  ---------  ---------  -------  -------  -------  -------
Condensed Income Statements
Net interest income                    52,900     40,270   36,679     45,614     41,115   36,133   34,212   32,674   30,366
Noninterest income                     13,926     13,473   11,857     20,353     19,861   16,442    6,987    6,844    5,351
                                    ---------  ---------  -------  ---------  ---------  -------  -------  -------  -------
Total revenues                         66,826     53,743   48,536     65,967     60,976   52,575   41,199   39,518   35,717
Provision for loan and lease
   losses                              (8,825)    (1,580)  (1,080)   (11,150)    (2,225)  (1,500)  (1,750)  (1,100)    (600)
Core deposit intangible expense          (392)      (415)    (286)      (196)      (208)    (219)    (511)    (554)    (383)
Other noninterest expense             (27,074)   (25,231) (22,064)   (41,922)   (36,745) (31,057) (17,128) (17,295) (15,149)
                                    ---------  ---------  -------  ---------  ---------  -------  -------  -------  -------
Pretax earnings                        30,535     26,517   25,106     12,699     21,798   19,799   21,810   20,569   19,585
Income tax expense                    (10,910)    (9,294)  (8,516)    (3,628)    (7,701)  (6,163)  (7,282)  (7,027)  (6,303)
                                    ---------  ---------  -------  ---------  ---------  -------  -------  -------  -------
Net income                             19,625     17,223   16,590      9,071     14,097   13,636   14,528   13,542   13,282
                                    =========  =========  =======  =========  =========  =======  =======  =======  =======
Average Balance Sheet Data
Total assets                        1,165,234  1,032,420  934,608  1,105,761    966,955  843,438  862,203  812,554  761,947
Total loans                           938,824    797,705  677,580    897,841    774,784  634,745  561,554  550,179  503,415
Total deposits                        546,569    610,869  588,979    662,505    693,768  622,937  536,400  553,923  490,277
Stockholders' equity                  124,163    111,191   93,011    120,606    109,378   89,651  113,653  107,503   91,023
End of Year Balance Sheet Data
Total assets                        1,250,774  1,101,112  989,496  1,226,869  1,038,294  918,985  954,218  792,882  829,796
Loans, net of ALLL                    963,107    863,253  741,089    955,486    836,426  701,390  561,980  548,682  537,382
Total deposits                        609,473    579,190  612,461    680,404    666,330  693,323  545,199  533,260  547,711
Stockholders' equity                  129,890    115,247  104,762    124,881    114,538   98,954  116,856  109,320  102,912
Performance Ratios
Return on average assets                 1.68%      1.67%    1.78%      0.82%      1.46%    1.62%    1.68%    1.67%    1.74%
Return on average equity                15.81%     15.49%   17.84%      7.52%     12.89%   15.21%   12.78%   12.60%   14.59%
Efficiency ratio                        41.10%     47.72%   46.05%     63.85%     60.60%   59.49%   42.81%   45.17%   43.49%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio         11.31%     10.75%   11.12%     10.62%     10.45%   10.39%   14.29%   13.67%   13.58%
Total risk-based capital ratio          12.57%     11.92%   12.27%     11.88%     11.67%   11.56%   15.55%   14.92%   14.84%
Leverage capital ratio                   9.79%      9.62%    9.43%      8.68%      9.01%    8.52%   11.31%   11.11%   10.47%
Full time equivalent employees            283        274      241        393        354      304      178      181      162
Locations                                  17         16       17         29         30       25       12       12       13

                                               Western                   1st Bank                   Big Sky
                                     -------------------------  -------------------------  -------------------------
      (Dollars in thousands)           2008     2007     2006     2008     2007     2006     2008     2007     2006
----------------------------------   -------  -------  -------  -------  -------  -------  -------  -------  -------
Condensed Income Statements
Net interest income                   20,739   19,069   16,299   19,526   16,861   11,525   15,595   12,610   12,054
Noninterest income                     3,200    8,792    5,645    3,877    3,399    2,939    3,608    3,583    2,781
                                     -------  -------  -------  -------  -------  -------  -------  -------  -------
Total revenues                        23,939   27,861   21,944   23,403   20,260   14,464   19,203   16,193   14,835
Provision for loan and lease losses     (540)      --       --   (1,675)    (585)    (300)  (2,200)    (645)    (305)
Core deposit intangible expense         (623)    (675)    (329)    (571)    (531)    (408)     (23)     (23)     (23)
Other noninterest expense            (16,071) (15,972) (11,748) (11,505) (10,490)  (8,153)  (7,390)  (7,220)  (6,561)
                                     -------  -------  -------  -------  -------  -------  -------  -------  -------
Pretax earnings                        6,705   11,214    9,867    9,652    8,654    5,603    9,590    8,305    7,946
Income tax expense                    (1,818)  (4,129)  (1,797)  (3,325)  (3,157)  (2,358)  (3,587)  (3,144)  (2,703)
                                     -------  -------  -------  -------  -------  -------  -------  -------  -------
Net income                             4,887    7,085    8,070    6,327    5,497    3,245    6,003    5,161    5,243
                                     =======  =======  =======  =======  =======  =======  =======  =======  =======
Average Balance Sheet Data
Total assets                         566,176  544,888  467,996  466,412  416,012  305,340  325,976  286,537  274,077
Total loans                          347,075  322,845  274,394  256,679  207,429  133,541  283,512  239,919  216,530
Total deposits                       342,793  373,682  297,780  344,931  333,524  237,589  180,860  215,784  201,930
Stockholders' equity                  83,915   85,581   58,869   67,184   59,476   42,308   38,220   33,833   29,259
End of Year Balance Sheet Data
Total assets                         609,678  508,729  591,378  466,774  456,273  324,560  332,325  315,885  274,888
Loans, net of ALLL                   354,199  321,533  364,899  259,639  246,478  152,197  287,394  262,934  218,482
Total deposits                       357,729  345,273  395,245  347,346  365,906  255,834  179,834  215,771  223,605
Stockholders' equity                  83,843   83,226   82,764   71,558   67,003   43,911   40,384   35,406   31,282
Performance Ratios
Return on average assets                0.86%    1.30%    1.72%    1.36%    1.32%    1.06%    1.84%    1.80%    1.91%
Return on average equity                5.82%    8.28%   13.71%    9.42%    9.24%    7.67%   15.71%   15.25%   17.92%
Efficiency ratio                       69.74%   59.75%   55.04%   51.60%   54.40%   59.19%   38.60%   44.73%   44.38%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        13.26%   14.22%   15.12%   12.58%   11.27%   10.24%   11.89%   11.04%   11.50%
Total risk-based capital ratio         14.52%   15.48%   16.39%   13.83%   12.50%   11.49%   13.15%   12.29%   12.75%
Leverage capital ratio                 10.71%   11.18%   11.55%    8.08%    7.41%    6.50%   11.62%   11.17%   10.76%
Full time equivalent employees           161      161      115      123      127       94       83       82       78
Locations                                  8        8       11        9        8        7        5        5        5

                                                Valley                   Citizens               San Juans
                                     -------------------------  -------------------------  --------------------
      (Dollars in thousands)           2008     2007     2006     2008     2007     2006    2008(1) 2007  2006
----------------------------------   -------  -------  -------  -------  -------  -------  -------  ----  ----
Condensed Income Statements
Net interest income                   12,764   10,680    9,893    7,676    7,532    8,247      575    --    --
Noninterest income                     4,542    4,655    3,938    2,855    2,550    2,161       85    --    --
                                     -------  -------  -------  -------  -------  -------  -------   ---   ---
Total revenues                        17,306   15,335   13,831   10,531   10,082   10,408      660    --    --
Provision for loan and lease losses     (810)   (405)    (485)    (750)     (75)    (900)     (53)    --    --
Core deposit intangible expense          (42)     (42)     (43)    (128)    (146)    (164)     (19)   --    --
Other noninterest expense             (8,684)  (8,222)  (7,649)  (6,407)  (6,102)  (5,898)    (397)   --    --
                                     -------  -------  -------  -------  -------  -------  -------   ---   ---
Pretax earnings                        7,770    6,666    5,654    3,246    3,759    3,446      191    --    --
Income tax (expense) benefit          (2,251)  (1,955)  (1,626)  (1,092)  (1,403)  (1,507)     (75)   --    --
                                     -------  -------  -------  -------  -------  -------  -------   ---   ---
Net income                             5,519    4,711    4,028    2,154    2,356    1,939      116    --    --
                                     =======  =======  =======  =======  =======  =======  =======   ===   ===
Average Balance Sheet Data
Total assets                         302,241  277,076  261,959  201,258  178,994  159,576   12,983    --    --
Total loans                          199,844  191,494  167,735  143,946  134,353  130,232   12,172    --    --
Total deposits                       186,004  189,547  185,475  136,997  137,861  120,464   11,292    --    --
Stockholders' equity                  29,487   25,951   23,166   28,137   26,888   24,420    1,171    --    --
End of Year Balance Sheet Data
Total assets                         297,875  282,643  269,442  217,697  182,769  172,517  165,784    --    --
Loans, net of ALLL                   196,262  195,682  177,507  159,412  131,988  137,779  142,114    --    --
Total deposits                       185,505  187,657  183,233  135,970  139,228  128,317  143,056    --    --
Stockholders' equity                  31,483   27,323   24,247   29,110   27,808   25,549   21,207    --    --
Performance Ratios
Return on average assets                1.83%    1.70%    1.54%    1.07%    1.32%    1.22%    0.89%   --    --
Return on average equity               18.72%   18.15%   17.39%    7.66%    8.76%    7.94%    9.91%   --    --
Efficiency ratio                       50.42%   53.89%   55.61%   62.05%   61.97%   58.24%   63.03%   --    --
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        13.65%   11.68%   11.21%   10.84%   11.92%   10.53%    9.26%   --    --
Total risk-based capital ratio         14.91%   12.93%   12.46%   12.10%   13.17%   11.78%   10.51%   --    --
Leverage capital ratio                  9.11%    9.03%    8.14%    9.46%   10.10%    9.81%    9.66%   --    --
Full time equivalent employees            83       80       77       63       61       55       31    --    --
Locations                                  6        6        6        5        5        5        3    --    --

(1) The average balance sheet data is based on daily averages for the entire year, with San Juans being acquired December 1, 2008.

                                          First Bank - MT                Morgan                  Parent
                                     -------------------------  -----------------------  -------------------------
      (Dollars in thousands)           2008     2007     2006     2008    2007    2006     2008     2007     2006
----------------------------------   -------  -------  -------  -------  ------  ------  -------  -------  -------
Condensed Income Statements
Net interest income                    6,676    6,308    1,580    3,169   3,274   1,090   (6,762)  (6,859)  (5,505)
Noninterest income                       768      736      200      851     813     318   83,891   84,025   77,026
                                     -------  -------  -------  -------  ------  ------  -------  -------  -------
Total revenues                         7,444    7,044    1,780    4,020   4,087   1,408   77,129   77,166   71,521
Provision for loan and lease losses     (390)     (20)       -     (337)    (45)    (22)      --       --       --
Core deposit intangible expense         (405)    (451)    (115)    (141)   (157)    (54)      --       --       --
Other noninterest expense             (3,083)  (3,426)    (691)  (2,638) (2,525)   (651) (13,424) (13,006) (10,688)
                                     -------  -------  -------  -------  ------  ------  -------  -------  -------
Pretax earnings                        3,566    3,147      974      904   1,360     681   63,705   64,160   60,833
Income tax (expense) benefit          (1,279)  (1,395)    (334)    (306)   (325)   (248)   1,952    4,443      298
                                     -------  -------  -------  -------  ------  ------  -------  -------  -------
Net income                             2,287    1,752      640      598   1,035     433   65,657   68,603   61,131
                                     =======  =======  =======  =======  ======  ======  =======  =======  =======
Average Balance Sheet Data
Total assets                         152,354  142,401   36,768   97,176  94,437  31,734  689,132  619,391  479,860
Total loans                          109,706   98,402   23,860   58,328  47,972  15,028       --       --       --
Total deposits                       109,067  107,491   29,487   71,242  72,776  24,729       --       --       --
Stockholders' equity                  28,172   26,557    6,202   20,764  20,466   6,873  564,785  496,393  382,095
End of Year Balance Sheet Data
Total assets                         154,645  149,483  148,097  100,095  95,054  95,991  814,883  660,892  586,412
Loans, net of ALLL                   114,177   98,897   90,595   60,731  52,322  45,302       --       --       --
Total deposits                       113,531  113,692  116,512   70,885  73,375  75,348       --       --       --
Stockholders' equity                  29,329   26,941   25,766   23,642  20,520  20,308  676,940  528,576  456,143
Performance Ratios
Return on average assets                1.50%    1.23%    1.74%    0.62%   1.10%   1.36%
Return on average equity                8.12%    6.60%   10.32%    2.88%   5.06%   6.30%
Efficiency ratio                       46.86%   55.04%   45.28%   69.13%  65.62%  50.07%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio        11.70%   10.79%   10.88%   17.39%  14.10%  15.63%
Total risk-based capital ratio         12.95%   12.04%   12.14%   18.64%  15.35%  16.88%
Leverage capital ratio                 10.17%    9.26%    9.01%   13.23%  10.41%  10.29%
Full time equivalent employees            37       35      122       25      26      23      111       99       85
Locations                                  2        2        2        2       2       2

                                            Other                   Eliminations                   Consolidation
                                     -------------------  ------------------------------  -------------------------------
      (Dollars in thousands)          2008   2007   2006     2008       2007      2006       2008       2007       2006
----------------------------------   -----  -----  -----  ----------  --------  --------  ---------  ---------  ---------
Condensed Income Statements
Net interest income                    (71)   (65)   (73)         --        --        --    212,613    183,469    158,288
Noninterest income                     248    224    229     (84,157)  (84,137)  (77,045)    61,034     64,818     51,842
                                     -----  -----  -----  ----------- --------- --------- ---------  ---------  ---------
Total revenues                         177    159    156     (84,157)  (84,137)  (77,045)   273,647    248,287    210,130
Provision for loan and lease losses     --     --     --          --        --        --    (28,480)    (6,680)    (5,192)
Core deposit intangible expense         --     --     --          --        --        --     (3,051)    (3,202)    (2,024)
Other noninterest expense             (204)  (192)  (270)     13,069    11,711    10,053   (142,858)  (134,715)  (110,526)
                                     -----  -----  -----  ----------- --------- --------- ---------  ---------  ---------
Pretax earnings                        (27)   (33)  (114)    (71,088)  (72,426)  (66,992)    99,258    103,690     92,388
Income tax (expense) benefit            --     --     --          --        --        --    (33,601)   (35,087)   (31,257)
                                     -----  -----  -----  ----------- --------- --------- ---------  ---------  ---------
Net income                             (27)   (33)  (114)    (71,088)  (72,426)  (66,992)    65,657     68,603     61,131
                                     =====  =====  =====  =========== ========= ========= =========  =========  =========
Average Balance Sheet Data
Total assets                         3,362  3,401  3,390    (920,865) (768,984) (545,605) 5,029,403  4,606,082  4,015,088
Total loans                             --     --     --      (1,060)   (4,755)   (4,535) 3,808,421  3,360,327  2,772,525
Total deposits                          --     --     --     (28,155)  (23,470)  (20,017) 3,100,505  3,265,755  2,779,630
Stockholders' equity                 1,592  1,630  1,681    (657,064) (608,454) (466,463)   564,785    496,393    382,095
End of Year Balance Sheet Data
Total assets                         3,341  3,385  3,452  (1,040,988) (770,071) (733,716) 5,553,970  4,817,330  4,471,298
Loans, net of ALLL                      --     --     --      (1,047)   (1,073)   (1,098) 4,053,454  3,557,122  3,165,524
Total deposits                          --     --     --    (106,457)  (35,204)  (24,056) 3,262,475  3,184,478  3,207,533
Stockholders' equity                 1,577  1,605  1,648    (703,760) (628,937) (562,103)   676,940    528,576    456,143
Performance Ratios
Return on average assets                                                                       1.31%      1.49%      1.52%
Return on average equity                                                                      11.63%     13.82%     16.00%
Efficiency ratio                                                                              53.32%     55.55%     53.56%
Regulatory Capital Ratios & Other
Tier I risk-based capital ratio                                                               14.30%     12.17%     12.10%
Total risk-based capital ratio                                                                15.55%     13.42%     13.35%
Leverage capital ratio                                                                        12.38%     10.48%      9.77%
Full time equivalent employees                                                                 1571       1480       1356
Locations                                                                                        98         94         93

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

MARKET AREA

The Company has 98 locations, of which 6 are loan or administration offices, in 33 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 50 offices that serve northwest and west central Montana. In Idaho, there are 29 locations serving southeast, northern and south central Idaho. In Wyoming, there are 9 locations concentrated in southwest Wyoming. In Utah there are 4 locations. In Washington, there are 3 locations. In Colorado, there are 3 locations.

The market area's economic base primarily focuses on tourism, construction, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, large lakes, and rural scenic areas. Construction results from the high population growth that has occurred in the market areas, in particular Idaho and western Montana.

COMPETITION

Based on the FDIC summary of deposits survey as of June 30, 2008, the Company has approximately 19 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 6 percent of the deposits in the 9 counties that it services. In Wyoming, 1st Bank has 22 percent of the deposits in the 4 counties it services. In Colorado, San Juans has 10 percent of the deposits in the 2 counties it serves.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

AVERAGE BALANCE SHEET

The following three-year schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income; (iv) interest rate spread; and (v) net interest margin, return on average assets and return on average equity.

AVERAGE BALANCE SHEET

                                   For the year ended 12-31-08     For the year ended 12-31-07     For the year ended 12-31-06
                                 ------------------------------  ------------------------------  ------------------------------
                                              Interest  Average               Interest  Average               Interest  Average
                                   Average     and      Yield/    Average       and     Yield/    Average       and     Yield/
    (Dollars in Thousands)         Balance    Dividends  Rate     Balance    Dividends   Rate     Balance    Dividends   Rate
------------------------------   ----------  ---------  -------  ----------  ---------  -------  ----------  ---------  -------
ASSETS
   Residential First Mortgage    $  746,135    51,166     6.86%  $  798,841     59,664    7.47%  $  702,530     52,219    7.43%
   Commercial Loans               2,390,990   165,119     6.91%   1,957,252    157,644    8.05%   1,550,481    119,215    7.69%
   Consumer and Other Loans         671,296    47,725     7.11%     604,234     48,105    7.96%     519,514     40,284    7.75%
                                 ----------  --------            ----------   --------           ----------   --------
      Total Loans                 3,808,421   264,010     6.93%   3,360,327    265,413    7.90%   2,772,525    211,718    7.64%
   Tax-exempt Investment
      Securities (1)                282,884    13,901     4.91%     272,042     13,427    4.94%     282,883     13,901    4.91%
   Taxable Investment
      Securities                    555,955    25,074     4.51%     574,913     25,920    4.51%     652,176     27,707    4.25%
                                 ----------  --------            ----------   --------           ----------   --------
      Total Earning Assets        4,647,260   302,985     6.52%   4,207,282    304,760    7.24%   3,707,584    253,326    6.83%
                                 ----------  --------            ----------   --------           ----------   --------
   Goodwill and Intangibles         152,822                         149,934                         102,789
   Non-Earning Assets               229,321                         248,866                         204,715
                                 ----------                      ----------                      ----------
      TOTAL ASSETS               $5,029,403                      $4,606,082                      $4,015,088
                                 ==========                      ==========                      ==========
LIABILITIES
   NOW Accounts                  $  467,374     3,014     0.64%  $  461,341      4,708    1.02%  $  389,042      2,976    0.77%
   Savings Accounts                 272,673     1,865     0.68%     268,175      2,679    1.00%     243,333      2,336    0.96%
   Money Market Demand
      Accounts                      760,599    17,234     2.27%     754,995     27,248    3.61%     584,467     18,043    3.09%
   Certificate Accounts             860,780    32,899     3.82%   1,000,797     46,824    4.68%     860,092     34,792    4.05%
   Advances from FHLB               566,933    15,355     2.71%     382,243     18,897    4.94%     487,112     20,460    4.20%
   Securities Sold Under
      agreements to
      Reprchase and Other
      Borrowed Funds                752,958    20,005     2.66%     412,237     20,935    5.08%     329,787     16,431    4.98%
                                 ----------  --------            ----------   --------           ----------   --------
      Total Interest Bearing
         Liabilities              3,681,317    90,372     2.46%   3,279,788    121,291    3.70%   2,893,833     95,038    3.28%
                                             --------                         --------                        --------
      Non-interest Bearing
         Deposits                   739,079                         781,447                         702,696
      Other Liabilities              44,222                          48,454                          36,464
                                 ----------                      ----------                      ----------
      Total Liabilities           4,464,618                       4,109,689                       3,632,993
                                 ----------                      ----------                      ----------
STOCKHOLDERS' EQUITY
   Common Stock                         548                             532                             497
   Paid-In Capital                  393,158                         361,003                         291,015
   Retained Earnings                171,385                         132,352                          90,624
   Accumulated Other
      Comprehensive (Loss)
      Income                           (306)                          2,506                             (41)
                                 ----------                      ----------                      ----------
      Total Stockholders'
         Equity                     564,785                         496,393                         382,095
                                 ----------                      ----------                      ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY       $5,029,403                      $4,606,082                      $4,015,088
                                 ==========                      ==========                      ==========
   NET INTEREST INCOME                       $212,613                         $183,469                        $158,288
                                             ========                         ========                        ========
   NET INTEREST SPREAD                                    4.06%                           3.54%                           3.55%
   NET INTEREST MARGIN                                    4.58%                           4.36%                           4.27%
   NET INTEREST MARGIN
      (TAX EQUIVALENT)                                    4.70%                           4.50%                           4.44%
   RETURN ON AVERAGE ASSETS (2)                           1.31%                           1.49%                           1.52%
   RETURN ON AVERAGE EQUITY (3)                          11.63%                          13.82%                          16.00%

(1) Without tax effect on non-taxable securities income of $6,155,000, $5,944,000 and $6,154,000 for the years ended December 31, 2008, 2007, and
     2006, respectively.

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

Net interest income increased $29 million in 2008 over 2007. The increase was primarily due to increases in loan volumes and decrease in deposit and borrowing rates which combined outpaced the decrease in loan rates. For additional information see "Item 7 - Management's Discussion and Analysis".

                               Years Ended December 31,        Years Ended December 31,
                                    2008 vs. 2007                   2007 vs. 2006
                            ------------------------------   ----------------------------
                            Increase (Decrease) due to:       Increase (Decrease) due to:
                            ------------------------------   ----------------------------
 (dollars in thousands)      Volume      Rate        Net      Volume     Rate       Net
-------------------------   --------   --------   --------   -------   -------   --------
INTEREST INCOME
Real Estate Loans           $(3,936)   $ (4,562)  $ (8,498)  $ 7,159   $   286   $  7,445
Commercial Loans             34,934     (27,459)     7,475    31,276     7,153     38,429
Consumer and Other Loans      5,339      (5,719)      (380)    6,570     1,251      7,821
Investment Securities          (377)          5       (372)   (3,920)    1,659     (2,261)
                            -------    --------   --------   -------   -------   --------
   Total Interest Income     35,960     (37,735)    (1,775)   41,085    10,349     51,434
                            -------    --------   --------   -------   -------   --------
INTEREST EXPENSE
NOW Accounts                     62      (1,756)    (1,694)      553     1,179      1,732
Savings Accounts                 45        (860)      (815)      238       105        343
Money Market Accounts           202     (10,215)   (10,013)    5,264     3,941      9,205
Certificate Accounts         (6,551)     (7,374)   (13,925)    5,692     6,340     12,032
FHLB Advances                 9,131     (12,673)    (3,542)   (4,405)    2,842     (1,563)
Other Borrowings and
   Repurchase Agreements     17,303     (18,233)      (930)    4,109       395      4,504
                            -------    --------   --------   -------   -------   --------
   Total Interest Expense    20,192     (51,111)   (30,919)   11,451    14,802     26,253
                            -------    --------   --------   -------   -------   --------
NET INTEREST INCOME         $15,768    $ 13,376   $ 29,144   $29,634   $(4,453)  $ 25,181
                            =======    ========   ========   =======   =======   ========

                             INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquid portfolio above policy limits because higher yields can generally be obtained from loan originations than from short-term deposits and investment securities. Liquidity levels may be increased or decreased depending upon yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future.

The Company's investment securities are generally classified as available for sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders' equity. The Company uses the federal statutory rate of 35 percent in calculating its tax equivalent yield. Approximately $418 million of the investment portfolio is comprised of tax exempt investments which is an increase of $148 million from the prior year.

For information about the Company's equity investment in the stock of the FHLB, see "Sources of Funds - Advances and Other Borrowings".

For additional information, see "Item 7 - Management's Discussion & Analysis" and Note 3 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                LENDING ACTIVITY

GENERAL

The Banks focus their lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. "Item 7 - Management's Discussion & Analysis" and Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" contain more information about the loan portfolio.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

                                  At                     At                  At                     At                 At
                              12/31/2008             12/31/2007          12/31/2006             12/31/2005          12/31/2004
(dollars in thousands)  --------------------  --------------------  -------------------  -------------------  -------------------
TYPE OF LOAN               Amount    Percent    Amount     Percent    Amount    Percent    Amount    Percent    Amount    Percent
----------------------  -----------  -------  -----------  -------  ----------  -------  ----------  -------  ----------  -------
REAL ESTATE LOANS:
   Residential first
      mortgage          $  786,869    19.41%  $  689,238    19.38%  $  758,921   23.97%  $  589,260   24.58%  $  382,750   22.49%
   Held for sale        $   54,976     1.36%  $   40,123     1.13%  $   35,135    1.11%  $   22,540    0.94%  $   14,476    0.85%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
      Total             $  841,845    20.77%  $  729,361    20.51%  $  794,056   25.08%  $  611,800   25.52%  $  397,226   23.34%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
COMMERCIAL LOANS:
   Real estate          $1,935,341    47.74%  $1,617,076    45.46%  $1,165,617   36.83%  $  935,460   39.02%  $  639,732   37.60%
   Other commercial     $  645,033    15.91%  $  636,351    17.89%  $  691,667   21.85%  $  425,236   17.74%  $  353,305   20.76%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
      Total             $2,580,374    63.65%  $2,253,427    63.35%  $1,857,284   58.68%  $1,360,696   56.76%  $  993,037   58.36%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
CONSUMER AND OTHER
   LOANS:
   Consumer             $  208,166     5.14%    $206,724     5.81%  $  218,640    6.91%  $  175,503    7.32%  $   95,663    5.62%
   Home equity          $  507,831    12.53%    $432,217    12.15%  $  356,477   11.26%  $  295,992   12.35%  $  248,684   14.61%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
      Total             $  715,997    17.67%    $638,941    17.96%  $  575,117   18.17%  $  471,495   19.67%  $  344,347   20.23%
                        ----------   ------   ----------   ------   ----------  ------   ----------   -----   ----------  ------
   Net deferred loan
      fees, premiums
      and discounts        ($8,023)   -0.20%    ($10,194)   -0.29%    ($11,674)  -0.37%    ($ 8,149)  -0.34%    ($ 6,313)  -0.37%
   Allowance for loan
      and lease losses    ($76,739)   -1.89%    ($54,413)   -1.53%    ($49,259)  -1.56%    ($38,655)  -1.61%    ($26,492)  -1.56%
                        ----------   ------   ----------   ------   ----------  ------   ----------  ------   ----------  ------
LOANS RECEIVABLE, NET   $4,053,454   100.00%  $3,557,122   100.00%  $3,165,524  100.00%  $2,397,187  100.00%  $1,701,805  100.00%
                        ==========   ======   ==========   ======   ==========  ======   ==========  ======   ==========  ======

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2008 was as follows:

(dollars in thousands)                    Real Estate   Commercial   Consumer    Totals
----------------------                    -----------   ----------   --------   ---------
Variable Rate Maturing or Repricing in:
   One year or less                         $200,854     1,083,999    268,233   1,553,086
   One to five years                         213,477       661,637     53,024     928,138
   Thereafter                                  7,835        74,885      1,598      84,318
Fixed Rate Maturing or Repricing in:
   One year or less                          319,320       350,468    169,186     838,974
   One to five years                          97,161       326,620    211,608     635,389
   Thereafter                                  3,198        82,765     12,348      98,311
                                            --------     ---------    -------   ---------
      Totals                                $841,845     2,580,374    715,997   4,138,216
                                            ========     =========    =======   =========

RESIDENTIAL REAL ESTATE LENDING

The Company's lending activities consist of the origination of both construction and permanent loans on residential real estate loans. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices. The Company's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price or above 80 percent of the loan if insured by a private mortgage insurance company. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take out commitment. Total residential construction loans are $112 million as of December 31, 2008.

CONSUMER LAND AND LOT LOANS

The Company also makes land and lot acquisition loans to borrowers who intend to construct their primary residence on the respective land or lot. These loans are generally for a term of three to five years and are secured by the developed land or lot with the loan to value limited to the lesser of 75% of cost or appraised value. As of December 31, 2008, these loans totaled $179 million.

LAND ACQUISITION AND DEVELOPMENT LOANS

Where real estate market conditions warrant, the Company makes land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally it is required a certain percentage of the development be pre-sold or that construction and term take out commitments are in place prior to funding the loan. As of December 31, 2008, land acquisition loans totaled $135 million and development loans totaled $270 million.

RESIDENTIAL BUILDER GUIDANCE LINES

The Company provides Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a set number and maximum amount. Generally the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis. As of December 31, 2008, spec and pre-sold home loans totaled $198 million and developed lots total $87 million.

COMMERCIAL REAL ESTATE LOANS

Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property. Loans to finance investment or income properties are made, but require additional equity and a higher debt service coverage margin commensurate with the specific property and projected income. As of December 31, 2008, commercial real estate construction loans totaled $77 million, owner-occupied term commercial loans totaled $623 million and non-owner occupied term commercial real estate loans totaled $388 million.

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

CREDIT RISK MANAGEMENT

The Company's credit risk management includes stringent credit policies, individual loan approval limits and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations and an independent stress testing of the land acquisition/development and commercial real estate portfolios. On a quarterly basis, both the Banks and the bank holding company management review loans experiencing deterioration of credit quality, including a review of the acquisition and development loans, and spec/pre-sold home loans, On a semi-annual basis, a review of loans by industry and concentration limits is performed. Federal and state regulatory safety and soundness examinations are conducted annually at Glacier, Mountain, First Security and Western and every eighteen months for all other bank subsidiaries.

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank subsidiary has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee for each bank has approval authority up to its respective Bank's Board of Directors loan approval authority. The Banks'

Board of Directors approval authority is $2,000,000 at Big Sky, Valley, 1st Bank, Citizens, Morgan, San Juans, and First Bank-MT and $3,500,000 at Glacier, Mountain West, First Security and Western. Loans over these limits up to $10,000,000 are subject to approval by the Executive Loan Committee consisting of the Bank's senior loan officers and the Company's Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Company's Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of each bank subsidiary.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed-rate loans during periods of rising rates. The sale of loans also allows the Company to make loans during periods when funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Company typically sells a majority of mortgage loans originated, with servicing released, retaining servicing only on loans sold to investors. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. As of December 31, 2008, loans serviced for others aggregated approximately $181 million. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company did not purchase loans outside the Company or originate loans outside the existing geographic area.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and .5 percent to 1.5 percent on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and escrow service.

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

The following table sets forth information regarding the Banks' non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

                                             At         At         At         At         At
(dollars in thousands)                    12/31/08   12/31/07   12/31/06   12/31/05   12/31/04
---------------------------------------   --------   --------   --------   --------   --------
NON-ACCRUAL LOANS:
   Mortgage loans                          $ 3,575   $   934     $1,806    $   726     $  847
   Commercial loans                         58,454     7,192      3,721      4,045      4,792
   Consumer loans                            2,272       434        538        481        311
                                           -------   -------     ------    -------     ------
      Total                                 64,301     8,560      6,065      5,252      5,950
                                           -------   -------     ------    -------     ------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
   Mortgage loans                            4,103       840        554      1,659        179
   Commercial loans                          2,897     1,216        638      2,199      1,067
   Consumer loans                            1,613       629        153        647        396
                                           =======   =======     ======    =======     ======
      Total                                  8,613     2,685      1,345      4,505      1,642
                                           -------   -------     ------    -------     ------
Real estate and other assets owned          11,539     2,043      1,484        332      2,016
                                           -------   -------     ------    -------     ------
TOTAL NON-PERFORMING LOANS AND REAL
   ESTATE AND OTHER ASSETS OWNED            84,453    13,288      8,894     10,089      9,608
                                           -------   -------     ------    -------     ------
   AS A PERCENTAGE OF TOTAL BANK ASSETS      1.46%      0.27%      0.19%      0.26%      0.32%
                                           =======   =======     ======    =======     ======
Interest Income (1)                        $ 4,434   $   683     $  462    $   359     $  372
                                           =======   =======     ======    =======     ======

(1) Amount of interest that would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current for the entire period.

Non-performing assets as a percentage of the Bank's total assets at December 31, 2008 were at 1.46 percent, up from .27 percent as of December 31, 2007. The allowance for loan and lease losses ("ALLL" or "allowance") was 90.87 percent of non-performing assets at December 31, 2008, down from 409.49 percent for the prior year end. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the years ended December 31, 2008 and 2007 was not significant. Impaired loans, net of government guaranteed amounts, were $79.9 million and $12.2 million as of December 31, 2008 and 2007, respectively. The ALLL includes valuation allowances of $8.0 million and $2.8 million specific to impaired loans as of December 31, 2008 and 2007, respectively.

The combined total of lot acquisition loans to borrowers who intend to construct a primary residence on the lot, and other construction and land acquisition and development loans is $1.103 billion and represents 26.7 percent of the total loans as of December 31, 2008. At December 31, 2007, the comparable total was $1.021, or 28.3 percent of total loans. Outstanding balances are centered in Western Montana, and Couer d'Alene, Sandpoint, and Boise, Idaho. The geographic dispersion, in addition to the normal credit standards, further mitigates the risk of loss in the portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company is committed to a conservative management of the credit risk within the loan and lease portfolios, including the early recognition of problem loans. The Company's credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan and lease portfolios, semi-annual review of loans by industry, and periodic stress testing of the loans secured by real estate.

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for credit losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the Banks operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Although the Company and the banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

The Company considers the ALLL balance of $76.7 million adequate to cover inherent losses in the loan and lease portfolios as of December 31, 2008. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in Part I - Item 1A - Risk Factors.

The Company's model of eleven wholly-owned, independent community banks, each with its own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Unlike a traditional, single-bank holding company, the Company's decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company's credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that problem credits will not arise and loan losses incurred, particularly in periods of rapid economic downturns.

At the end of each quarter, each of the subsidiary community banks analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios.

The ALLL evaluation is well documented and approved by each bank subsidiary's Board of Directors and reviewed by the Parent's Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each bank subsidiary's Board of Directors, the Parent's Board of Directors, independent credit reviewer and state and federal bank regulatory agencies. Each of the Bank's ALLL is generally available to absorb losses from any segment of its loan and lease portfolio

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the Bank's internal credit risk rating process, is necessary to support management's evaluation of the ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management's evaluation of the loan portfolio credit quality. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

LOAN LOSS EXPERIENCE

                                                     Years ended December 31,
                                           -------------------------------------------
         (Dollars in Thousands)              2008     2007     2006     2005     2004
         ----------------------            -------   ------   ------   ------   ------
BALANCE AT BEGINNING OF PERIOD             $54,413   49,259   38,655   26,492   23,990
   CHARGE-OFFS:
      Residential real estate               (3,233)    (306)     (14)    (115)    (419)
      Commercial loans                      (4,957)  (2,367)  (1,187)    (744)  (1,150)
      Consumer loans                        (1,649)    (714)    (448)    (539)    (776)
                                           -------   ------   ------   ------   ------
         Total charge offs                 $(9,839)  (3,387)  (1,649)  (1,398)  (2,345)
                                           -------   ------   ------   ------   ------
    RECOVERIES:
      Residential real estate                   23      208      341       82      171
      Commercial loans                         716      656      331      414      120
      Consumer loans                           321      358      298      415      361
                                           -------   ------   ------   ------   ------
         Total recoveries                  $ 1,060    1,222      970      911      652
                                           -------   ------   ------   ------   ------
   CHARGE-OFFS, NET OF RECOVERIES           (8,779)  (2,165)    (679)    (487)  (1,693)
   Acquisitions (1)                          2,625      639    6,091    6,627       --
   PROVISION FOR LOAN LOSSES                28,480    6,680    5,192    6,023    4,195
                                           -------   ------   ------   ------   ------
BALANCE AT END OF PERIOD                   $76,739   54,413   49,259   38,655   26,492
                                           =======   ======   ======   ======   ======
Ratio of net charge-offs to average
   loans outstanding during the period        0.23%    0.06%    0.02%    0.02%    0.10%
Allowance for loan and lease losses as a
   percentage of total loan and leases        1.86%    1.51%    1.53%    1.59%    1.53%

(1) Acquisition of Bank of the San Juans in 2008, North Side in 2007, CDC and Morgan in 2006, First State Bank, Citizens and 1st Bank in 2005

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                        2008                          2007                         2006
                             --------------------------   ---------------------------   --------------------------
                               Allowance       Percent      Allowance       Percent       Allowance      Percent
                             for Loan and   of loans in    for Loan and   of loans in   for Loan and   of loans in
  (dollars in thousands)     Lease Losses     category     Lease Losses     category    Lease Losses     category
  ----------------------     ------------   -----------   -------------   -----------   ------------   -----------
Residential first mortgage
   and loans held for sale      $ 7,233         20.3%          4,755          20.2%         5,421          24.6%
Commercial real estate           35,305         46.8%         23,010          44.6%        16,741          36.1%
Other commercial                 21,590         15.6%         17,453          17.6%        18,361          21.5%
Consumer and other loans         12,611         17.3%          9,195          17.6%         8,736          17.8%
                                -------        -----          ------         -----         ------         -----
   Totals                       $76,739        100.0%         54,413         100.0%        49,259         100.0%
                                =======        =====          ======         =====         ======         =====

                                        2005                          2004
                             --------------------------   ---------------------------
                               Allowance      Percent       Allowance       Percent
                             for Loan and   of loans in   for Loan and    of loans in
  (dollars in thousands)     Lease Losses    category      Lease Losses     category
  ----------------------     ------------   -----------   -------------   -----------
Residential first mortgage
   and loans held for sale       4,318          25.0%          2,693          22.9%
Commercial real estate          14,370          38.3%          9,222          36.9%
Other commercial                12,566          17.4%          9,836          20.3%
Consumer and other loans         7,401          19.3%          4,741          19.9%
                                ------         -----          ------         -----
   Totals                       38,655         100.0%         26,492         100.0%
                                ======         =====          ======         =====

The ALLL has increased $22.3 million, or 41 percent, from a year ago. The ALLL of $76.7 million is 1.86 percent of December 31, 2008 total loans outstanding, up from 1.51 percent at prior year end. The provision for loan and lease loss expense was $28.5 million, an increase of $21.8 million from 2007. Net loans and lease charge-offs were $8.8 million, or .23 percent of average loans and leases in 2008, compared to net charge-offs of $2.2 million, or .06 percent of average loans and leases in 2007.

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2007 and a downturn in global, national and local economies.

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

                                SOURCES OF FUNDS

GENERAL

Deposits are the most important source of the Banks' funds for lending and other business purposes. In addition, the Banks derive funds from loan repayments, advances from the FHLB, borrowings from the FRB discount window, borrowings from the U.S. Treasury Tax and Loan funds, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets. Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.

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

                                   Certificate     Demand
      (dollars in thousands)       of Deposits    Deposits     Totals
      ----------------------       -----------   ---------   ---------
Within three months ............     $148,956    1,214,898   1,363,854
Three months to six months .....      108,473           --     108,473
Seven months to twelve months ..       98,826           --      98,826
Over twelve months .............       50,277           --      50,277
                                     --------    ---------   ---------
   Totals ...................        $406,532    1,214,898   1,621,430
                                     ========    =========   =========

For additional information, see "Item 7 - Management's Discussion & Analysis" and Note 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As members of the FHLB, the Banks may borrow from such entity on the security of FHLB stock which the Banks are required to own and certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's total assets or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of deposits and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All bank subsidiaries, except San Juans are members of the FHLB of Seattle and San Juans is a member of the FHLB of Topeka.

The Banks may also borrow funds from the FRB discount window or from the U.S. Treasury Tax and Loan program. Both programs require pledging of certain loans or securities of the Banks and are generally short term obligations.

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

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements, U.S. Treasury Tax and Loan borrowings, and FRB discount window borrowings:

                                              For the year ended December 31,
                                             --------------------------------
(dollars in thousands)                           2008       2007      2006
----------------------                         --------   -------   -------
FHLB Advances
   Amount outstanding at end of period ...     $338,456   538,949   307,522
   Average balance .......................     $566,933   382,243   487,112
   Maximum outstanding at any month-end ..     $822,107   538,949   655,492
   Weighted average interest rate ........         2.71%     4.94%     4.20%
Repurchase Agreements:
   Amount outstanding at end of period ...     $188,363   178,041   170,216
   Average balance .......................     $188,952   171,290   153,314
   Maximum outstanding at any month-end ..     $196,461   193,421   164,338
   Weighted average interest rate ........         2.02%     4.35%     4.32%
U.S. Treasury Tax and Loan:
   Amount outstanding at end of period ...     $  6,067   221,409   166,544
   Average balance .......................     $165,690   120,188    78,072
   Maximum outstanding at any month-end ..     $385,246   244,012   185,123
   Weighted average interest rate ........         2.28%     5.03%     4.95%
Federal Reserve Bank discount window:
   Amount outstanding at end of period ...     $914,000        --        --
   Average balance .......................     $277,611        --        --
   Maximum outstanding at any month-end ..     $928,000        --        --
   Weighted average interest rate ........         1.76%       --        --

For additional information concerning the Company's borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

SUBORDINATED DEBENTURES

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust II, Glacier Trust III, and Glacier Trust IV as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005 and San Juans Trust I in connection with the acquisition of San Juans on December 1, 2008. The trusts issued preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The Subordinated Debentures outstanding as of December 31, 2008 are $121,037,000, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

                                    EMPLOYEES

As of December 31, 2008, the Company employed 1,662 persons, 1,432 of who were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan, savings plan and employee stock options. The Company considers its employee relations to be excellent. See
Note 13 in the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for detailed information regarding employee benefit plans and eligibility.

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

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"), due to its ownership of the bank subsidiaries listed below: Glacier, Valley, First Security, Big Sky, First Bank-MT and Western are Montana state-chartered banks, and are members of the Federal Reserve System; Mountain West and Citizens are Idaho state-chartered banks; 1st Bank is a Wyoming state-chartered bank and is a member of the Federal Reserve System; Morgan is a nationally chartered bank; and San Juans is a Colorado state-chartered bank. The deposits of the Banks are insured by the FDIC.

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

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the bank subsidiaries for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Bank Subsidiaries. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its Banks. This means that the Company is required to commit, as necessary, resources to support the Banks. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of those bank subsidiaries.

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

THE BANK SUBSIDIARIES

Glacier, Valley, First Security, Big Sky, First Bank-MT, and Western are subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division and the Federal Reserve as a result of their membership in the Federal Reserve System.

Mountain West and Citizens are subject to regulation by the Idaho Department of Finance and by the FDIC. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively. 1st Bank is a member of the Federal Reserve System and is subject to regulation and supervision by the Federal Reserve and also the Wyoming Division of Banking as a Wyoming state chartered bank.

As a national banking association with a home office in Utah, Morgan is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and, to a certain extent, the Utah Department of Financial Institutions.

San Juans is subject to regulation by the Colorado Department of Regulatory Agencies-Division of Banking and by the FDIC.

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

Under Colorado law, an out-of-state bank holding company may not acquire control of, or acquire all or substantially all of the assets of, a Colorado bank unless such bank has been in operation for at least five years. An out-of-state bank holding company acquiring control of a Colorado bank holding company may acquire control of any Colorado bank controlled by the Colorado bank holding company even though such bank has been in operation for less than five years.

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

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders' equity, surplus, undivided profits, and subordinated debentures. Tier II capital generally consists of the allowance for loan and lease losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from "well capitalized" to "critically undercapitalized." Institutions that are" undercapitalized" or lower are subject to certain mandatory supervisory corrective actions.

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or its bank subsidiaries is unclear at this time, and what effect such regulations would have cannot be predicted, but the Company and the bank subsidiaries do not expect that their operations would be significantly impacted.

RECENT LEGISLATION

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the "EESA") on October 3, 2008, which provides the United States Treasury Department (the "Treasury") with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts.

Deposit accounts are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the EESA included a provision for a temporary increase from $100,000 to $250,000 in deposit insurance per depositor effective October 3, 2008 through December 31, 2009.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

Troubled Asset Relief Program

Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program ("TARP"). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the "CPP") of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company received approval for, but determined not to participate in the CPP in light of its successful sale of common stock in November 2008.

Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components--the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Non-interest bearing transaction accounts include demand accounts and NOW accounts paying 50 basis points or less. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution's existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and its bank subsidiaries chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

Proposed Legislation

As indicated by Treasury in 2009, additional potential legislation to be promulgated under the EESA is pending, which among other things is expected to inject more capital from Treasury into financial institutions through the Capital Assistance Program, establish a public-private investment fund for the purchase of troubled assets, and expand the Term Asset-Backed Securities Loan Facility to include commercial mortgage-backed securities.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the White House, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Banks. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

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

To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during retirement plan "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

ANTI-TERRORISM LEGISLATION

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the "Patriot Act"). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended "sunset" provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks;
(ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on the Company's and the bank subsidiaries record keeping and reporting expenses, it is likely that the renewal and amendment will not have a material adverse effect on business or operations.

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

Financial Services Regulatory Relief Act of 2006. In 2006, the Financial Services Regulatory Relief Act of 2006 became law (the "Relief Act"). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national banks regulations relating to shareholder voting and granting of dividends;
(iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and
(iv) expands and clarifies the enforcement authority of federal banking regulators. The Company's and the bank subsidiaries' business, expenses, and operations have not been significantly impacted by this legislation.

REGULATORY OVERSIGHT AND EXAMINATION

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its bank subsidiaries. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company's rating at its last inspection.

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

STATE TAXATION

Under Montana, Idaho, Colorado and Utah law, financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.6 percent in Idaho, 5 percent in Utah and 4.63 percent in Colorado. Wyoming and Washington do not impose a corporate tax.

ITEM 1A. RISK FACTORS

The Company and the Banks are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the business, financial condition and future results.

The effect of the national economic situation on the Company's future results of operations or stock trading price.

The national economy, and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history. No one can predict the severity or duration of this national downturn, which has adversely impacted the markets the Company serves. Any deterioration in the Company's markets resulting from the economic slowdown would have an adverse effect on business, financial condition, results of operations and prospects, and could also cause the trading price of the Company's stock to decline.

The effect of recently enacted and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the United States Treasury Department ("Treasury") with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program ("TARP") under various programs. On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the "CPP") of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The EESA also increases the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009.

As indicated by the Treasury as of early 2009, additional potential related legislation is pending, which among other things is expected to inject more capital from the Treasury into financial institutions through the Capital Assistance Program, establish a public-private investment fund for the purchase of troubled assets, and expand the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

The full effect of the broad legislation already enacted and related legislation expected to be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

Decline in the fair value of the Company's investment portfolio could adversely affect earnings

Investment securities fair value could decline as a result of factors including changes in market interest rate, credit quality and ratings, liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether an impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impaired loss is recognized by reducing the amortized cost basis to fair value and as a charge to earnings. See critical accounting policies in "Item 7 - Management's Discussion and Analysis" for additional information regarding other-than-temporary loss on securities.

The Company's ability to access markets for funding and acquire and retain customers could be adversely affected to the extent the financial service industry's reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry. The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions, such as the Company's bank subsidiaries.

The Company has a high concentration of loans secured by real estate.

The Company has a concentration of loans secured by real estate. While the Pacific Northwest economy typically lags the national economy, the effects of the economic downturn are now significantly impacting the Company's market area. Further downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio, as the collateral securing those loans may decrease in value. A continued downturn in the local economy could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The Company's ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans.

The Company's loan portfolio mix could result in increased credit risk in an economic downturn.

The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Company's loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on results of operations and financial condition.

An economic downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio.

The inability of borrowers to repay loans can erode earnings. Although the adverse effects of the national economic downturn have not yet been experienced in the Company's primary market areas to the extent of many other regions of the country, there can be no assurance that the Company's markets areas will also not deteriorate. A deterioration in economic conditions in the market areas the Company serves could result in the following consequences, any of which could have a material adverse impact on the Company's prospects, results of operations and financial condition:

     - loan delinquencies may increase further, migrating into the substantial commercial real estate and business lending portfolios;

     - collateral for loans made may decline further in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans;

     -    demand for banking products and services may decline; and

     -    low cost or non-interest bearing deposits may decrease.

The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.

The Company maintains an ALLL in an amount that it believes is adequate to provide for losses inherent in the portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing credit quality, the Company attempts to identify deteriorating loans before they become nonperforming assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company's judgments. Any increase in the ALLL could have a negative effect on the financial condition and results of operation.

Fluctuating interest rates can adversely affect profitability.

The Company's profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's interest rate spread, and, in turn, profitability. The Company seeks to manage its interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth may negatively affect the Company's asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

If the goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.

Accounting standards require that the Company account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquiror's balance sheet as goodwill. At December 31, 2008, there was approximately $147 million of goodwill on the balance sheet. In accordance with generally accepted accounting principles, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

Growth through future acquisitions, which could, in some circumstances, adversely affect profitability measures.

The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC. There are risks associated with any such acquisitions that could adversely affect profitability. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of incorporating acquired businesses into the Company's operations, and being unable to profitably deploy funds acquired in an acquisition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders. The Company currently does not have any definitive understandings or agreements for any acquisitions other than the agreement to acquire First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. See Note 23 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

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

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums by 7 basis points for the first quarter of 2009. The increase of these premiums will add to the cost of operations and could have a significant impact on the Company. New rules governing deposit insurance premiums are expected to go into effect on April 1, 2009. These new rules are intended to make assessments more balanced by requiring riskier institutions to pay a larger share. Further, depending on any future losses that the FDIC insurance fund may suffer in the current economic environment, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

Business would be harmed if the Company lost the services of any of the senior management team.

The Company believes its success to date has been substantially dependent on its Chief Executive Officer and other members of the executive management team, and on the Presidents of its bank subsidiaries. The loss of any of these persons could have an adverse affect on the Company's business and future growth prospects.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal state and local laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company's financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions the Company is facing. The exercise of regulatory authority may have a negative impact on the Company's financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2008, the Company owned 74 of its 98 offices, of which 6 are loan or administration offices. Including its headquarters and other owned properties there is an aggregate book value of approximately $101 million. The remaining offices are leased and include 7 offices in Montana, 13 offices in Idaho, 1 office in Wyoming, 1 office in Colorado, 1 office in Utah, and 1 office in Washington. The following schedule provides property information for the Company's bank subsidiaries as of December 31, 2008.

                         Properties   Properties   Net Book
(dollars in thousands)     Leased        Owned       Value
----------------------   ----------   ----------   --------
Glacier                       2           15       $ 24,474
Mountain West                15           14         16,151
First Security                2           10          9,962
Western                       1            7         15,322
1st Bank                      1            8          7,984
Big Sky                       1            4          9,796
Valley                       --            6          5,389
Citizens                     --            5          5,446
San Juans                     1            2          4,381
First Bank-MT                 1            1            647
Morgan                       --            2          1,930
                            ---          ---       --------
                             24           74       $101,482
                            ===          ===       ========

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

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ Global Select Market under the symbol:
GBCI. The primary market makers, trading greater than 1.1 million shares during the year, are listed below:

Automated Trading Desk
Banc of America Securities
Barclays Capital Inc./Le
Bloomberg Tradebook LLC
Credit Suisse Securities USA
D.A. Davidson & Co., Inc.
Deutsche Banc Alex Brown
Direct Edge ECN LLC
Goldman, Sachs & Co.
Goldman Sachs Execution & CI
Instinet, LLC
Keefe, Bruyette & Woods, Inc.
Knight Equity Markets, L.P.
Liquidnet, Inc.
Lime Brokerage, LLC
Millenco
Merrill Lynch, Pierce, Fenner
Morgan Stanley & Co., Inc.
Octeg, LLC
RBC Capital Markets Corp.
SG Americas Securities LLC
UBS Securities, LLC.

The market range of high and low closing prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2008, there were approximately 2,032 shareholders of record of the Company's common stock. Following is a schedule of quarterly common stock price ranges:

                                  2008              2007
                            ---------------   ---------------
         Quarter             High      Low     High      Low
-------------------------   ------   ------   ------   ------
First ...................   $20.48   $15.54   $25.39   $22.76
Second ..................   $21.78   $15.99   $24.61   $19.55
Third ...................   $27.72   $14.46   $24.00   $18.41
Fourth ..................   $25.36   $14.12   $23.85   $17.57

The Company paid cash dividends on its common stock of $.52 and $.50 per share for the years ended December 31, 2008 and 2007, respectively.

On November 19, 2008, the Company completed the common stock offering of 6,325,000 shares generating net proceeds, after underwriter discounts and offering expenses, of $94.0 million. The proceeds are available to fund possible future acquisitions and for general corporate purposes. Such offering was completed pursuant to the $250 million shelf registration filed with the SEC on November 3, 2008.

UNREGISTERED SECURITIES

There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

ISSUER STOCK PURCHASES

The Company made no stock repurchases during 2008.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2008:

                                                                                        Number of shares
                                                                                           remaining
                                                                                      available for future
                                   Number of shares to be      Weighted-average       issuance under equity
                                   issued upon exercise of     exercise price of       compensation plans
                                    outstanding options,     outstanding options,       (excluding shares
                                  warrants, and rights (1)   warrants, and rights   reflected in column (a))
Plan Category                                (a)                      (b)                      (c)
-------------------------------   ------------------------   --------------------   ------------------------
Equity compensation plans
   approved by the shareholders           2,628,609                 $19.73                  3,602,676
Equity compensation plans not
   approved by shareholders                      --                 $    0                         --

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

                SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                                                               Compounded Annual
                                                                                                                  Growth Rate
                                                                     At December 31,                         ---------------------
                                                ----------------------------------------------------------     1-Year      5-Year
(dollars in thousands, except per share data)      2008         2007        2006        2005        2004     2008/2007   2008/2003
---------------------------------------------   ----------   ---------   ---------   ---------   ---------   ---------   ---------
SUMMARY OF FINANCIAL CONDITION:
   Total assets .............................   $5,553,970   4,817,330   4,471,298   3,708,975   3,013,213     15.3%       15.2%
   Investment securities, available for
      sale ..................................      990,092     700,324     825,637     970,055   1,086,929     41.4%       (2.1%)
   Loans receivable, net ....................    4,053,454   3,557,122   3,165,524   2,397,187   1,701,805     14.0%       23.2%
   Allowance for loan and lease losses ......      (76,739)    (54,413)    (49,259)    (38,655)    (26,492)    41.0%       26.2%
   Intangibles ..............................      159,765     154,264     144,466      87,114      42,315      3.6%       30.1%
   Deposits .................................    3,262,475   3,184,478   3,207,533   2,534,712   1,729,708      2.4%       15.3%
   Advances from Federal Home Loan Bank .....      338,456     538,949     307,522     402,191     818,933    (37.2%)     (15.3%)
   Securities sold under agreements to
      repurchase and other borrowed funds ...    1,110,731     401,621     338,986     317,222      81,215    176.6%       76.4%
   Stockholders' equity .....................      676,940     528,576     456,143     333,239     270,184     28.1%       23.3%
   Equity per common share* .................        11.04        9.85        8.72        6.91        5.87     12.1%       16.1%
   Equity as a percentage of total assets ...        12.19%      10.97%      10.20%       8.98%       8.97%    11.1%        7.0%

                                                                                                     Compounded Annual
                                                                                                        Growth Rate
                                                            Years ended December 31,               ---------------------
                                                ------------------------------------------------     1-Year      5-Year
(dollars in thousands, except per share data)     2008       2007      2006      2005      2004    2008/2007   2008/2003
---------------------------------------------   --------   -------   -------   -------   -------   ---------   ---------
SUMMARY OF OPERATIONS:
   Interest income ..........................   $302,985   304,760   253,326   189,985   147,285     (0.6%)      18.3%
   Interest expense .........................     90,372   121,291    95,038    59,978    39,892    (25.5%)      18.6%
                                                --------   -------   -------   -------   -------
      Net interest income ...................    212,613   183,469   158,288   130,007   107,393     15.9%       18.1%
   Provision for loan losses ................     28,480     6,680     5,192     6,023     4,195    326.3%       49.5%
   Non-interest income ......................     61,034    64,818    51,842    44,626    34,565     (5.8%)      12.7%
   Non-interest expense .....................    145,909   137,917   112,550    90,926    72,133      5.8%       17.2%
                                                --------   -------   -------   -------   -------
      Earnings before income taxes ..........     99,258   103,690    92,388    77,684    65,630     (4.3%)      12.1%
   Income taxes .............................     33,601    35,087    31,257    25,311    21,014     (4.2%)      13.1%
                                                --------   -------   -------   -------   -------
      Net earnings ..........................     65,657    68,603    61,131    52,373    44,616     (4.3%)      11.6%
                                                ========   =======   =======   =======   =======
      Basic earnings per common share* ......       1.20      1.29      1.23      1.12      0.97     (7.0%)       7.4%
      Diluted earnings per common share* ....       1.19      1.28      1.21      1.09      0.96     (7.0%)       7.5%
      Dividends declared per share* .........       0.52      0.50      0.45      0.40      0.36      4.0%       10.2%

                                                At or for the years ended December 31,
                                                --------------------------------------
                                                 2008    2007    2006    2005    2004
                                                -----   -----   -----   -----   ------
RATIOS:
Net earnings as a percent of
   average assets ...........................    1.31%   1.49%   1.52%   1.52%   1.54%
   average stockholders' equity .............   11.63%  13.82%  16.00%  17.62%  17.61%
Dividend payout ratio .......................   43.33%  38.76%  36.59%  35.93%  37.36%
Average equity to average asset ratio .......   11.23%  10.78%   9.52%   8.61%   8.75%
Net interest margin on average earning assets
   (tax equivalent) .........................    4.70%   4.50%   4.44%   4.25%   4.18%
Allowance for loan and lease losses as a
   percent of loans .........................    1.86%   1.51%   1.53%   1.59%   1.53%
Allowance for loan and lease losses as a
   percent of nonperforming assets ..........      91%    409%    554%    383%    276%

                                                          At or for the years ended December 31,
                                                ----------------------------------------------------------
            (dollars in thousands)                 2008         2007        2006        2005        2004
---------------------------------------------   ----------   ---------   ---------   ---------   ---------
OTHER DATA:
   Loans originated and purchased ...........   $2,456,749   2,576,260   2,389,341   2,113,777   1,543,595
   Loans serviced for others ................   $  181,351     177,173     177,518     145,279     174,805
   Number of full time equivalent
      employees .............................        1,571       1,480       1,356       1,125         857
   Number of offices ........................           98          94          93          75          58
   Number of shareholders of record .........        2,032       1,992       1,973       1,907       1,784

*    revised for stock splits and dividends

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The following discussion is intended to provide a more comprehensive review of the Company's operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included later in this report.

HIGHLIGHTS AND OVERVIEW

On December 1, 2008, the Company acquired San Juans which accounted for an increase in total assets of $158 million, including loans, net of the related ALLL, of $139 million, and deposits of $119 million. The acquisition was the first entry into the state of Colorado for the Company. On April 30, 2008, Whitefish merged into Glacier with operations conducted under the Glacier charter. Prior period activity of Whitefish has been combined and included in Glacier's historical results.

On November 19, 2008, the Company completed the common stock offering of 6,325,000 shares generating net proceeds, after underwriter discounts and offering expenses, of $94.0 million. The proceeds are available to fund possible future acquisitions and for general corporate purposes. Such offering was completed pursuant to the $250 million shelf registration filed with the SEC on November 3, 2008.

The Company experienced strong loan growth with gross loans outstanding increasing by $519 million, or 14 percent from the prior year. Without the acquisition, loans increased $377 million, or 10 percent. Investments, including interest bearing deposits and fed funds sold, increased $218 million, or 28 percent, from the prior year.

Non-interest bearing deposits decreased $41 million, or 5 percent, during the year. The Company increased interest bearing deposits by $119 million, or 5 percent. The acquisition of San Juans contributed $22 million and $97 million of the non-interest bearing and interest-bearing deposit growth, respectively. FHLB advances and U. S. Treasury Tax & Loan decreased $200 million and $215 million, respectively, while FRB discount window increased $914 million for a net increase of $499 million as a result of the increase in loan growth exceeding the deposit growth.

Stockholders' equity increased $148 million, or 28 percent, during the year and the Company and each of the bank subsidiaries have remained above the well capitalized levels required by regulators. The primary reasons for the increase include the $94 million common stock offering, earnings retention, acquisition of San Juans, and stock options exercised.

Net earnings for 2008 were $65.657 million, which is a decrease of $2.946 million, or 4 percent, over the prior year. Diluted earnings per share of $1.19 is a decrease of 7 percent from the $1.28 earned in 2007. Included in net earnings for 2008 is a nonrecurring charge of $4.602 million ($7.6 million pre-tax) for other than temporary impairment with respect to investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock and a nonrecurring gain of $1.0 million ($1.7 million pre-tax) from the sale and relocation of Mountain West's office facility in Ketchum, Idaho. Included in 2007 net earnings is a nonrecurring $1.0 million gain ($1.6 million pre-tax) from the sale of Western's Lewistown, Montana branch.

Net interest income for 2008 increased $29 million, or 16 percent, over the prior year. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.70 percent, an increase of 20 basis points over the 4.50 percent for 2007.

Excluding nonrecurring items, the efficiency ratio (non-interest expense / net interest income plus non-interest income) decreased from 56 percent to 52 percent during 2008, a four percentage point improvement.

Looking forward, the Company's future performance will depend on many factors including economic conditions, including the markets the Company serves, interest rate changes, increasing competition for deposits and quality loans, and regulatory burden. The Company's goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

FINANCIAL CONDITION

ASSETS

The results of operations and financial condition include the acquisition of San Juans from December 1, 2008. Cash of $9.0 million and 640,000 shares of the Company's common stock were issued in the acquisition. The Company is currently evaluating the fair values of the assets and liabilities acquired. Adjustment of the allocated purchase price may be required for pre-acquisition contingencies of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

The following table provides information on selected classifications of assets and liabilities acquired:

(UNAUDITED - $ IN THOUSANDS)       San Juans
Acquisition Date                December 1, 2008
----------------------------    ----------------
Total assets                         157,648
Investments                            1,060
Loans, net of ALLL                   139,376
Non-interest bearing deposits         21,453
Interest bearing deposits             97,481

As reflected in the following table, total assets at December 31, 2008 were $5.554 billion, an increase of $737 million, or 15 percent, over the total assets of $4.817 billion at December 31, 2007.

                                                    December 31,
                                              -----------------------
ASSETS ($ IN THOUSANDS)                          2008         2007       $ change    % change
-------------------------------------------   ----------   ----------   ----------   --------
Cash on hand and in banks                     $  125,123   $  145,697   $  (20,574)    -14%
Investments, interest bearing deposits,
   FHLB stock, FRB stock, and Fed Funds        1,000,224      782,236      217,988      28%
Loans:
   Real estate                                   838,375      725,854      112,521      16%
   Commercial                                  2,575,828    2,247,303      328,525      15%
   Consumer                                      715,990      638,378       77,612      12%
                                              ----------   ----------   ----------     ---
      Total loans                              4,130,193    3,611,535      518,658      14%
   Allowance for loan and lease losses           (76,739)     (54,413)     (22,326)     41%
                                              ----------   ----------   ----------     ---
      Total loans net of allowance for loan
         and lease losses                      4,053,454    3,557,122      496,332      14%
                                              ----------   ----------   ----------     ---
Other assets                                     375,169      332,275       42,894      13%
                                              ----------   ----------   ----------     ---
   Total Assets                               $5,553,970   $4,817,330   $  736,640      15%
                                              ==========   ==========   ==========     ===

At December 31, 2008, total loans were $4.130 billion, an increase of $519 million, or 14 percent, over total loans of $3.612 billion at December 31, 2007. Excluding the loan growth attributable to San Juans of $145 million, the loan portfolio increased organically 10 percent for 2008. During the year, commercial loans grew the most with an increase of $329 million, or 15 percent, followed by real estate loans, which increased $113 million, or 16 percent, and consumer loans, which are primarily comprised of home equity loans, increasing by $78 million, or 12 percent from the December 31, 2007.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $218 million, or 28 percent, from December 31, 2007. Investment securities represented 18 percent of total assets at December 31, 2008, versus 16 percent of total assets the prior year.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2008, 2007, and 2006:

                                                               December 31,
                                                          ---------------------
ASSETS:                                                    2008    2007    2006
-------                                                   -----   -----   -----
Cash, and cash equivalents, investment securities, FHLB
   and FRB stock ......................................    20.3%   19.2%   22.3%
Real estate loans .....................................    15.0%   15.0%   17.5%
Commercial loans ......................................    45.3%   45.8%   40.6%
Consumer loans ........................................    12.7%   13.1%   12.7%
Other assets ..........................................     6.7%    6.9%    6.9%
                                                          -----   -----   -----
                                                          100.0%  100.0%  100.0%
                                                          =====   =====   =====

The mix of assets has remained relatively stable with the largest change of 1.1 percent increase in cash, cash equivalents, investment securities, FHLB and FRB stock.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2008 and 2007, the amount of change, and percentage change during 2008:

                                               December 31,
                                         -----------------------
LIABILITIES ($ IN THOUSANDS)                2008         2007       $ change   % change
--------------------------------------   ----------   ----------   ---------   --------
Non-interest bearing deposits            $  747,439   $  788,087   $ (40,648)     -5%
Interest-bearing deposits                 2,515,036    2,396,391     118,645       5%
Advances from Federal Home Loan Bank        338,456      538,949    (200,493)    -37%
Securities sold under agreements to
   repurchase and other borrowed funds    1,110,731      401,621     709,110     177%
Other liabilities                            44,331       45,147        (816)     -2%
Subordinated debentures                     121,037      118,559       2,478       2%
                                         ----------   ----------   ---------     ---
      Total liabilities                  $4,877,030   $4,288,754   $ 588,276      14%
                                         ==========   ==========   =========     ===

As of December 31, 2008, non-interest bearing deposits decreased $41 million, or 5 percent, from December 31, 2007. Interest bearing deposits increased $119 million, or 5 percent for the year. FHLB advances at December 31, 2008 decreased $200 million, or 37 percent, from December 31, 2007. Repurchase agreements and other borrowed funds were $1.1 billion at December 31, 2008, an increase of $709 million, or 177 percent, from December 31, 2007. Included in this latter category are U.S. Treasury Tax and Loan funds of $6 million at December 31, 2008, a decrease of $215 million from December 31, 2007. Also, included in this category are FRB discount window borrowings of $914 million at December 31, 2008. There were no FRB discount window borrowings at December 31, 2007.

The following table summarizes the major liability and equity components as a percentage of total liabilities and equity as of December 31, 2008, 2007, and 2006:

                                                     December 31,
                                                ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:            2008    2007    2006
-------------------------------------           -----   -----   -----
Deposit accounts ............................    58.7%   66.1%   71.7%
FHLB advances ...............................     6.1%   11.2%    6.9%
FRB discount window .........................    16.5%    0.0%    0.0%
U.S. Treasury Tax and Loan funds ............     0.1%    4.6%    3.7%
Other borrowings and repurchase agreements ..     3.4%    3.7%    3.9%
Subordinated debentures .....................     2.2%    2.5%    2.6%
Other liabilities ...........................     0.8%    0.9%    0.9%
Stockholders' equity ........................    12.2%   11.0%   10.3%
                                                -----   -----   -----
                                                100.0%  100.0%  100.0%
                                                =====   =====   =====

The deposits have decreased from 66.1 percent at December 31, 2007 to 58.7 percent at December 31, 2008. Although the Banks remain focused on growing and retaining deposits, the increased need for funding asset growth was met with alternative low cost borrowings. This resulted in the change in the percentage relationships among the funding sources since prior year. Stockholders' equity as a percentage of total liabilities and stockholders' equity increased throughout the year, primarily a result of the $94 million common stock offering, the acquisition of San Juans and retention of earnings.

                                                              December 31,
STOCKHOLDERS' EQUITY                                     ---------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                     2008        2007     $ change   % change
---------------------------------------                  ---------   ---------   --------   --------
Common equity                                            $ 678,183   $ 525,459   $152,724      29%
Accumulated other comprehensive (loss) income               (1,243)      3,117     (4,360)   -140%
                                                         ---------   ---------   --------
   Total stockholders' equity                              676,940     528,576    148,364      28%
Core deposit intangible, net, and goodwill                (159,765)   (154,264)    (5,501)      4%
                                                         ---------   ---------   --------
   Tangible stockholders' equity                         $ 517,175   $ 374,312   $142,863      38%
                                                         =========   =========   ========
Stockholders' equity to total assets                         12.19%      10.97%
Tangible stockholders' equity to total tangible assets        9.59%       8.03%
Book value per common share                              $   11.04   $    9.85   $   1.19      12%
Tangible book value per common share                     $    8.43   $    6.98   $   1.45      21%
Market price per share at end of year                    $   19.02   $   18.74   $   0.28       1%

STOCKHOLDERS' EQUITY

Total stockholders' equity and book value per share amounts have increased $148 million and $1.19 per share, respectively, from December 31, 2007, the result of earnings retention and exercised stock options, common stock issued for the acquisition of San Juans, and $94 million in net proceeds from the Company's November equity offering of 6,325,000 shares of common stock at a price of $15.50 per share. Tangible stockholders equity has increased $143 million, or 38 percent since December 31, 2007, with tangible stockholders' equity at 9.59 percent of total tangible assets at December 31, 2008, up from 8.03 percent at December 31, 2007. Accumulated other comprehensive income, representing net unrealized gains or losses (net of tax) on investment securities designated as available for sale, decreased $4 million from December 31, 2007.

RESULTS OF OPERATIONS

                                                    Years ended December 31,
REVENUE SUMMARY                            -----------------------------------------
($ IN THOUSANDS)                             2008       2007     $ change   % change
----------------------------------------   --------   --------   --------   --------
Net interest income
   Interest income                         $302,985   $304,760   $ (1,775)      -1%
   Interest expense                          90,372    121,291    (30,919)     -25%
                                           --------   --------   --------
      Total net interest income             212,613    183,469     29,144       16%
Non-interst income:
   Service charges, loan fees, and other
      fees                                   47,506     45,486      2,020        4%
   Gain on sale of loans                     14,849     13,283      1,566       12%
   Loss on investments                       (7,345)        (8)    (7,337)   91713%
   Other income                               6,024      6,057        (33)      -1%
                                           --------   --------   --------
      Total non-interest income              61,034     64,818     (3,784)      -6%
                                           --------   --------   --------
                                           $273,647   $248,287   $ 25,360       10%
                                           ========   ========   ========
Net interest margin (tax equivalent)           4.70%      4.50%
                                           ========   ========

NET INTEREST INCOME

Net interest income for the current year increased $29 million, or 16 percent, over the same period in 2007. Total interest income decreased $1.8 million, or 1 percent, for the current year, while total interest expense decreased $31 million, or 25 percent, over the same period in 2007. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.70 percent, an increase of 20 basis points from the 4.50 percent for the same period in 2007.

NON-INTEREST INCOME

Total non-interest income decreased $4 million, or 6 percent in 2008. Excluding the current year nonrecurring items, consisting of the $7.6 million charge for other than temporary impairment on the Freddie Mac and Fannie Mae securities, the $1.7 million gain from the sale and relocation of Mountain West's branch in Ketchum, Idaho, the first quarter $248 thousand combined gain from the sale of Principal Financial Group stock and mandatory redemption of a portion of Visa, Inc. shares, and also excluding the prior year nonrecurring $1.6 million gain from the first quarter sale of Western's Lewistown, Montana branch, non-interest income for 2008 increased $3.5 million from the same period in 2007. Fee income increased $2 million, or 4 percent, over last year, driven primarily by an increased number of loan and deposit accounts, as well as additional products and service offerings. Gain on sale of loans increased $2 million, or 12 percent, from last year.

                                                 Years ended December 31,
NON-INTEREST EXPENSE SUMMARY            -----------------------------------------
($ IN THOUSANDS)                          2008       2007     $ change   % change
-------------------------------------   --------   --------   --------   --------
Compensation and employee
   benefits and related expense         $ 82,027   $ 79,070    $ 2,957      4%
Occupancy and equipment expense           21,674     19,152      2,522     13%
Advertising and promotions                 6,989      6,306        683     11%
Outsourced data processing                 2,508      2,755       (247)    -9%
Core deposit intangibles amortization      3,051      3,202       (151)    -5%
Other expenses                            29,660     27,432      2,228      8%
                                        --------   --------    -------
      Total non-interest expense        $145,909   $137,917     $7,992      6%
                                        ========   ========    =======

NON-INTEREST EXPENSE

Non-interest expense increased in 2008 by $8 million, or 6 percent, compared to 2007. Included in 2007 is approximately $500,000 of non-recurring expenses and costs, including overtime, associated with the January 2007 merger of three of the five CDC subsidiaries into the Company's subsidiaries, and related operating system conversions. Compensation and employee benefit expense increased $3 million, or 4 percent, from 2007, such increase attributable to the increase in full-time equivalent employees from 1,480 to 1,571 in 2008. Occupancy and equipment expense increased $3 million, or 13 percent, while other expenses increased $2 million, or 8 percent, since December 31, 2007, reflecting the addition of San Juans in December, cost of additional locations and facility upgrades. Advertising and promotion expense increased $683 thousand, or 11 percent, from 2007, due primarily to branch promotions and the banks continuing focus on attracting and retaining non-interest bearing and other low cost deposits.

EFFICIENCY RATIO

Excluding nonrecurring items, the efficiency ratio (non-interest expense / net interest income plus non-interest income) decreased from 56 percent to 52 percent during 2008, a four percentage point improvement.

CREDIT QUALITY INFORMATION                  December 31,   December 31,
($ IN THOUSANDS)                               2008            2007
-----------------------------------------   ------------   ------------
Allowance for loan and lease losses           $76,739        $54,413
Real estate and other assets owned             11,539          2,043
Accruing Loans 90 days or more overdue          8,613          2,685
Non-accrual loans                              64,301          8,560
                                              -------        -------
   Total non-performing assets                 84,453         13,288
Allowance for loan and lease losses as
   a percentage of non-performing assets           91%           409%
Non-performing assets as a percentage of
   total bank assets                             1.46%          0.27%
Allowance for loan and lease losses as a
   percentage of total loans                     1.86%          1.51%
Net charge-offs as a percentage of loans        0.213%         0.060%
Accruing Loans 30-89 days or more overdue     $54,787        $45,490

PROVISION FOR LOAN AND LEASE LOSSES

At December 31, 2008, the ALLL was $76.739 million, an increase of $22 million, or 41 percent, from a year ago. The provision for loan and lease loss expense was $28.5 million for 2008, an increase of $21.8 million, or 326 percent, from 2007. Net charged-off loans for the year were $8.779 million, compared to $2.165 million of net charged-off loans during 2007. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will determine the level of additional provision expense.

Non-performing assets as a percentage of the Bank's assets at December 31, 2008 were 1.46 percent, up from .27 percent at December 31, 2007. These ratios compare favorably to the FRB peer group average of 1.97 percent at December 31, 2008 and the peer group average of .80 percent at December 31, 2007. Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. For collateral dependent loans, impairment is measured by the fair value of the collateral.

The allowance was 1.86 percent of total loans outstanding at December 31, 2008, up from 1.51 percent at December 31, 2007. The allowance was 91 percent of non-performing assets at December 31, 2008, down from 409 percent a year ago.

For additional information regarding the loan portfolio and ALLL, see lending activity in "Item 1 - Business".

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

                                                         Years ended December 31,
REVENUE SUMMARY                                 ------------------------------------------
($ IN THOUSANDS)                                  2007       2006     $ change   % change
---------------------------------------------   --------   --------   --------   ---------
Net interest income
   Interest income                              $304,760   $253,326   $51,434        20%
   Interest expense                              121,291     95,038    26,253        28%
                                                --------   --------   -------
      Total net interest income                  183,469    158,288    25,181        16%
Fees and other revenue:
   Service charges, loan fees, and other fees     45,486     37,072     8,414        23%
   Gain on sale of loans                          13,283     10,819     2,464        23%
   Loss on sale of investments                        (8)        (3)       (5)      167%
   Other income                                    6,057      3,954     2,103        53%
                                                --------   --------   -------
      Total non-interest income                   64,818     51,842    12,976        25%
                                                --------   --------   -------
                                                $248,287   $210,130   $38,157        18%
                                                ========   ========   =======
Net interest margin (tax equivalent)                4.50%      4.44%
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


                                                  Years ended December 31,
NON-INTEREST EXPENSE SUMMARY            -----------------------------------------
($ IN THOUSANDS)                          2007       2006     $ change   % change
-------------------------------------   --------   --------   --------   --------
Compensation and employee
   benefits and related expense         $ 79,070   $ 65,419    $13,651      21%
Occupancy and equipment expense           19,152     15,268      3,884      25%
Advertising and promotions                 6,306      5,468        838      15%
Outsourced data processing                 2,755      2,788        (33)     -1%
Core deposit intangibles amortization      3,202      2,024      1,178      58%
Other expenses                            27,432     21,583      5,849      27%
                                        --------   --------   --------
   Total non-interest expense           $137,917   $112,550    $25,367      23%
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

CREDIT QUALITY INFORMATION                 December 31,   December 31,
($ IN THOUSANDS)                               2007           2006
----------------------------------------   ------------   ------------
Allowance for loan and lease losses          $54,413        $49,259
Real estate and other assets owned             2,043          1,484
Accruing Loans 90 days or more overdue         2,685          1,345
Non-accrual loans                              8,560          6,065
                                             -------        -------
   Total non-performing assets                13,288          8,894
Allowance for loan and lease losses as
   a percentage of non-performing assets         409%           554%
Non-performing assets as a percentage
   of total assets                              0.27%          0.19%
Allowance for loan and lease losses as a
   percentage of total loans                    1.51%          1.53%
Net charge-offs as a percentage of loans       0.060%         0.021%

PROVISION FOR LOAN AND LEASE LOSSES

Non-performing assets as a percentage of total bank assets at December 31, 2007 were .27 percent, up from .19 percent at December 31, 2006. These ratios compare favorably to the FRB Peer Group average of .80 percent at December 31, 2007. The ALLL was 409 percent of non-performing assets at December 31, 2007, down from 554 percent a year ago. The allowance, including $639 thousand from acquisitions, has increased $5.2 million, or 10.5 percent, from a year ago. The allowance of $54.413 million is 1.51 percent of December 31, 2007 total loans outstanding, down from 1.53 percent in the fourth quarter last year. The provision for loan loss expense was $6.680 million for 2007, an increase of $1.488 million, from 2006. Net charged off loans were $2.165 million, or .06 percent of loans, for 2007 which is higher than the $680 thousand of net charge offs, or .02 percent, in 2006. Loan growth, average loan size, and credit quality considerations will determine the level of additional provision expense.

                 ADDITIONAL MANAGEMENT'S DISCUSSION AND ANALYSIS

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credits and un-advanced loan commitments, and lease obligation commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are FRB discount window and FHLB advances. For the maturity schedule of advances and schedule of future minimum rental payments see Notes 8 and 19, respectively, to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The following table represents the Company's contractual obligations as of December 31, 2008:

                                                                  Payments Due by Period
                                 ---------------------------------------------------------------------------------------
                                              Indeterminate
    (dollars in thousands)          Total      Maturity (1)      2009      2010     2011     2012     2013    Thereafter
------------------------------   ----------   -------------   ---------   ------   ------   ------   ------   ----------
Deposits .....................   $3,262,475     2,322,699       790,844   84,937   39,316   12,564    9,397      2,718
FHLB advances ................      338,456            --       178,159      815      350   82,000       --     77,132
FRB discount window ..........      914,000            --       914,000       --       --       --       --         --
Repurchase agreements ........      188,363            --       188,363       --       --       --       --         --
Subordinated debentures ......      121,037            --            --       --       --       --       --    121,037
Capital lease obligations ....        3,345            --           229      231      233      235      238      2,179
Operating lease obligations ..       17,130            --         2,488    2,372    2,053    1,555    1,313      7,349
                                 ----------     ---------     ---------   ------   ------   ------   ------    -------
                                 $4,844,806     2,322,699     2,074,083   88,355   41,952   96,354   10,948    210,415
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

INTEREST RATE RISK

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn after seven days. However, the Banks' experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the FRB changes short term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2008, the Company had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 14.07 percent which compares to a negative 8.67 percent at December 31, 2007 and a negative 6.11 percent at December 31, 2006. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on the Company's mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

                                                                   Projected maturity or repricing
                                                      ---------------------------------------------------------
                                                          0-6         6-12       1 - 5     More than
               (dollars in thousands)                   Months       Months      years      5 years      Total
---------------------------------------------------   ----------   ---------   ---------   ---------   ---------
ASSETS:
   Interest bearing deposits and federal funds
      sold ........................................   $   10,132          --          --          --      10,132
   Investment securities ..........................       27,329      14,917     217,714     174,717     434,677
   Mortgage-backed securities .....................      164,724      99,285     172,686      57,775     494,470
   FHLB stock and FRB stock .......................           --          --      48,331      12,614      60,945
   Floating rate loans ............................    1,310,879     242,207     928,138      84,318   2,565,542
   Fixed rate loans ...............................      512,140     326,834     635,389      98,311   1,572,674
                                                      ----------     -------   ---------     -------   ---------
TOTAL INTEREST BEARING ASSETS......................   $2,025,204     683,243   2,002,258     427,735   5,138,440
                                                      ==========     =======   =========     =======   =========
LIABILITIES:
   Interest-bearing deposits ......................    1,463,647     213,556     140,849     696,984   2,515,036
   FHLB advances ..................................      175,928       2,271      83,124      77,133     338,456
   FRB discount window ............................      914,000          --          --          --     914,000
   Repurchase agreements and other
     borrowed funds ...............................      194,709          23         222       1,777     196,731
   Subordinated debentures ........................           --          --          --     121,037     121,037
                                                      ----------     -------   ---------     -------   ---------
TOTAL INTEREST BEARING LIABILITIES.................   $2,748,284     215,850     224,195     896,931   4,085,260
                                                      ==========     =======   =========     =======   =========
Repricing gap .....................................   $ (723,080)    467,393   1,778,063    (469,196)  1,053,180
Cumulative repricing gap ..........................   $ (723,080)   (255,687)  1,522,376   1,053,180
Cumulative gap as a % of interest bearing assets ..       -14.07%      -4.98%      29.63%      20.50%
Gap Earnings Sensitivity (1) ......................                $  (1,550)
Gap Earnings Sensitivity Ratio (2) ................                    -2.36%

(1) Gap Earnings Sensitivity is the estimated effect on earnings, after taxes of 39.39 percent, of a 1 percent increase or decrease in interest rates (1 percent of ($255,687 - $100,715))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the 2008 net earnings of $65,657. A 1 percent increase in interest rates has this estimated percentage decrease on annual net earnings.

This table estimates the repricing maturities of the Company's assets and liabilities, based upon the Company's assessment of the repricing characteristics of the various instruments. Interest-bearing checking and regular savings are included in the categories that reflect the interest rate sensitivity of the individual programs and if the deposits are not clearly rate sensitive, the deposits are included in the more than 5 years category. Money market balances are included in the less than 6 months category. Mortgage-backed securities are categorized based on the anticipated principal payments.

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the ALCO of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 200bp or 100bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2008 and 2007 as compared to the 10 percent policy limit approved by the Company's and Banks' Board of Directors.

                                                 2008     2007
                                               -------   ------
                 +200 bp
Estimated sensitivity.......................      -4.6%    -2.8%
Estimated decrease in net interest income...   $(9,950)  (5,155)

          -100 bp and -200 bp (1)
Estimated sensitivity.......................       1.1%     1.5%
Estimated increase in net interest income...   $ 2,381    2,770

(1) -100bp and -200 bp for the years ended December 31, 2008 and 2007, respectively.

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's bank subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The bank subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the bank subsidiaries are members of the FHLB. As of December 31, 2008, the bank subsidiaries had $774 million of available FHLB credit of which $338 million was utilized. The banking subsidiaries may also borrow funds from the FRB discount window or from the U.S. Treasury Tax and Loan program of which the banks have remaining borrowing availability of $302 million and $409 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $148 million during 2008, or 28 percent, the net result of earnings of $66 million, a public offering of stock of $94 million, common stock issued for the acquisition of San Juans, stock options exercised, less cash dividend payments and a decrease of $4 million resulting from the net unrealized losses on available-for-sale investment securities. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

The following table illustrates the FRB capital adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2008.

              CONSOLIDATED                      Tier 1 (Core)    Total       Leverage
         (Dollars in thousands)                    Capital      Capital      Capital
---------------------------------------------   -------------  ---------   ----------
Total stockholder's equity...................    $  676,940      676,940      676,940
Less: Goodwill and intangibles...............      (158,946)    (158,946)    (158,946)
Plus: Allowance for loan and lease losses....            --       56,230           --
   Accumulated other comprehensive
      Unrealized loss on AFS securities......         1,244        1,244        1,244
   Subordinated debentures...................       121,037      121,037      121,037
                                                 ----------    ---------   ----------
Regulatory capital computed..................    $  640,275      696,505      640,275
                                                 ==========    =========   ==========
Risk weighted assets.........................    $4,477,928    4,477,928
                                                 ==========    =========
Total adjusted average assets................                              $5,170,300
                                                                           ==========
Capital as % of risk weighted assets.........         14.30%       15.55%       12.38%
Regulatory "well capitalized" requirement....          6.00%       10.00%        5.00%
                                                 ----------    ---------   ----------
Excess over "well capitalized" requirement...          8.30%        5.55%        7.38%
                                                 ==========    =========   ==========

For additional information see Note 11 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data." Dividend payments were increased by $.02 per share, or 4 percent in 2008. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers its accounting policy for the ALLL and determination of whether an investment security is temporarily or other-than-temporarily impaired to be its only critical accounting policies.

ALLOWANCE FOR LOAN AND LEASE LOSSES ACCOUNTING POLICY AND ANALYSIS

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

The balance of the ALLL is an estimate of probable credit losses that have occurred in the loan and lease portfolio as of the date of the consolidated financial statements before losses have been confirmed. The balance of the ALLL is highly dependent upon management's internal risk classifications, evaluations of borrowers' current and prospective performance, appraisals and other variables affecting the quality of the loan and lease portfolio. Changes in management's estimates and assumptions are reasonably possible and may have a material impact upon the Company's consolidated financial statements, results of operations or liquidity.

It is the Company's policy to provide an ALLL for estimated losses on loans and leases based upon past loss experience, adjusted for changes in trends and conditions of certain items, including:

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

Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. The ALLL is increased by charges to earnings and decreased by charge-offs (net of recoveries). For additional information regarding the ALLL, its relation to the provision for loan and lease losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

OTHER-THAN-TEMPORARY LOSS ON SECURITIES ACCOUNTING POLICY AND ANALYSIS

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value and as a charge to earnings.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M.

In evaluating impaired securities for other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the credit ratings of the security, (iii) the overall deal structure, including the Company's position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. The Company also considers its intent and ability to retain the investment security for a period of time sufficient to allow for anticipated recovery in fair value. In so doing, the Company considers (i) contractual constraints, liquidity and capital needs of the Company, and (ii) management's approach to managing the investment portfolio including intent, if any, to dispose of impaired investment securities in periods subsequent to the impairment analysis date.

The Company believes that macroeconomic conditions occurring in 2008 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, and Fitch).

Equity securities owned at year end 2008 consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation (Freddie Mac) and 1,200 shares of common stock issued by the Federal National Mortgage Association (Fannie Mae). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at year end due to the recognition of an other-than-temporary impairment charge against earnings at September 30, 2008 for the entire amount of the Company's investment therein. Hence, none of the equity securities were impaired at year end 2008.

As of December 31, 2008, the Company's investment portfolio had 268 debt securities, the fair values of which had declined below amortized cost by $16.271 million, or 6%, of the value of temporarily impaired investment securities. The Company stratified the 268 debt securities for both severity and duration of impairment. With respect to severity, 83 debt securities had impairment that exceeded 5 percent of the respective book values, of which 13 had impairment that exceeded 15 percent of the respective book values at year end 2008. 3 of the 83 debt securities had impairment that exceeded 30 percent of the respective book values at year end 2008, the aggregate unrealized loss of which was $1,665,000. The remaining 193 debt securities had impairment that was 5 percent or less of the respective book values as of year end 2008.

With respect to duration of the impairment, the Company identified 14 debt securities which have been continuously impaired during 2008. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities were in an unrealized loss position. The most notable of these 14 securities is a non-guaranteed, non-Agency CMO which had an unrealized loss of $505,000. 12 of the 14 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $186,000.

Among the 268 debt securities with impairment at year end 2008 are 18 non-guaranteed, non-Agency issued CMO tranches, each of which have been continuously rated AAA since inception. 11 of the 18 CMOs tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime."

In assessing the various factors identified above, the Company evaluated the fair value estimates provided by third party vendors, including models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets. The Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of issuers, with follow up discussions with issuers' management for clarification and verification of information relevant to the Company's impairment analysis.

With respect to the Company's intent and ability to hold the securities impaired at December 31, 2008, the Company had no present intent to sell any of such securities. During 2008, the Company also continued its historical approach to managing the investment portfolio, i.e., to "buy and hold" securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as "available for sale." In 2008, the Company sold only 1 security at neither gain nor loss for proceeds of $97,002,000. Such security was acquired and held for 7 days as collateral to support a borrowing at the U.S Treasury Tax and Loan program. Sales of securities in 2007 occurred with respect to entire investment portfolios of acquired banks following mergers into the Company's existing bank subsidiaries. Such sales occurred in recognition that the acquired portfolios of investments were not consistent with the Company's Investment Policy and Asset Liability Management Policy. During 2006, the only investment security sold was a bond issued by General Motors, the risk profile of which was not consistent with the Company's revised Investment Policy.

Based on the analysis of its impaired debt securities, the Company determined it was probable the Company will fully recover the amortized cost of the securities, and that none of such securities had other-than-temporary impairment.

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

On a recurring basis, the Company measures investment securities in accordance with SFAS 157. The fair value of such investments is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect market transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2008), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

On a non-recurring basis, the Company measures impaired loans in accordance with SFAS 157. Allowable methods for estimating fair value of impaired loans include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the appraised fair value of the collateral. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Impaired loans are classified within Level 3 of the fair value hierarchy.

In addition to measuring certain financial assets and liabilities on a recurring or non-recurring basis, the Company discloses estimated fair value on financial assets and liabilities. The following is a description of the methods and inputs used to estimate the fair value of other financial instruments recognized at amounts other than fair value.

The fair value for unimpaired loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be originated for the same remaining maturities. The market rates used are based on current rates the bank subsidiaries would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

The fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the bank subsidiaries. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.

The fair value of the non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. Estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

The fair value of term repurchase agreements is estimated based on current repurchase rates currently available to the Company for repurchases agreements with similar terms and maturities. The market rates used are based on current rates the bank subsidiaries would incur for similar borrowings. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

The fair value of the subordinated debentures is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics. The market rates used were obtained from an independent third party and include inputs such as implied yield curves and interest rate spreads. The Company evaluated the independent fair value estimate by comparison to the Company's internal calculation.

For additional information on fair value measurements see Note 18 and 22 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have either been issued during 2008 or are effective during 2008 or 2009 and may possibly have a material impact on the Company include FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, SFAS No. 141(R), Business Combinations, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, SFAS No. 157, Fair Value Measurements, Emerging Issue Task Force ("EITF") 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and FASB Staff Position ("FSP") EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, FSP FAS 157-2, Effective Date of FASB Statement No. 157, FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. For additional information on the standards and the impact on the Company see Note 22 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


                                        /s/ BKD, LLP

Denver, Colorado
March 2, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated March 2, 2009, expressed an unqualified opinion thereon.


                                        /s/ BKD, LLP

Denver, Colorado
March 2, 2009

                          GLACIER BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               December 31,
                                                         ------------------------
     (dollars in thousands, except per share data)           2008         2007
------------------------------------------------------   -----------   ----------
ASSETS:
   Cash on hand and in banks .........................   $   125,123      145,697
   Federal funds sold ................................         6,480          135
   Interest bearing cash deposits ....................         3,652       81,777
                                                         -----------   ----------
      Cash and cash equivalents ......................       135,255      227,609
   Investment securities, available-for-sale .........       990,092      700,324
   Loans receivable, net of allowance for loan
      and lease losses of $76,739 and $54,413 at
      December 31, 2008 and 2007, respectively .......     3,998,478    3,516,999
   Loans held for sale ...............................        54,976       40,123
   Premises and equipment, net .......................       133,949      123,749
   Real estate and other assets owned, net ...........        11,539        2,043
   Accrued interest receivable .......................        28,777       26,168
   Deferred tax asset ................................        14,292           --
   Core deposit intangible, net of accumulated
      amortization of $14,794 and $11,743 at
      December 31, 2008 and 2007, respectively .......        13,013       13,963
   Goodwill ..........................................       146,752      140,301
   Other assets ......................................        26,847       26,051
                                                         -----------   ----------
      Total assets ...................................   $ 5,553,970    4,817,330
                                                         ===========   ==========
LIABILITIES:
   Non-interest bearing deposits .....................   $   747,439      788,087
   Interest bearing deposits .........................     2,515,036    2,396,391
   Advances from Federal Home Loan Bank ..............       338,456      538,949
   Securities sold under agreements to repurchase ....       188,363      178,041
   Federal Reserve Bank discount window ..............       914,000           --
   U.S. Treasury Tax & Loan ..........................         6,067      221,409
   Other borrowed funds ..............................         2,301        2,171
   Accrued interest payable ..........................         9,751       13,281
   Deferred tax liability ............................            --          481
   Subordinated debentures ...........................       121,037      118,559
   Other liabilities .................................        34,580       31,385
                                                         -----------   ----------
      Total liabilities ..............................     4,877,030    4,288,754
STOCKHOLDERS' EQUITY:
   Preferred shares, $.01 par value per share.
      1,000,000 shares authorized
      none issued or outstanding at
      December 31, 2008 and 2007 .....................            --           --
   Common stock, $.01 par value per share.
      117,187,500 and 117,187,500 shares authorized,
      61,331,273 and 53,646,480 issued and outstanding
      at December 31, 2008 and 2007, respectively ....           613          536
   Paid-in capital ...................................       491,794      374,728
   Retained earnings - substantially restricted ......       185,776      150,195
   Accumulated other comprehensive (loss) income .....        (1,243)       3,117
                                                         -----------   ----------
      Total stockholders' equity .....................       676,940      528,576
                                                         -----------   ----------
      Total liabilities and stockholders' equity .....   $ 5,553,970    4,817,330
                                                         ===========   ==========

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years ended December 31,
                                                            -----------------------------
    (dollars in thousands, except per share data)              2008       2007      2006
---------------------------------------------------------   ---------   -------   -------
INTEREST INCOME:
   Real estate loans ....................................   $  51,166    59,664    52,219
   Commercial loans .....................................     165,119   157,644   119,215
   Consumer and other loans .............................      47,725    48,105    40,284
   Investment securities and other ......................      38,975    39,347    41,608
                                                            ---------   -------   -------
      Total interest income .............................     302,985   304,760   253,326
                                                            ---------   -------   -------
INTEREST EXPENSE:
   Deposits .............................................      55,012    81,459    58,147
   Federal Home Loan Bank advances ......................      15,355    18,897    20,460
   Securities sold under agreements to repurchase .......       3,823     7,445     6,618
   Subordinated debentures ..............................       7,430     7,537     6,050
   Other borrowed funds .................................       8,752     5,953     3,763
                                                            ---------   -------   -------
      Total interest expense ............................      90,372   121,291    95,038
                                                            ---------   -------   -------
      NET INTEREST INCOME ...............................     212,613   183,469   158,288
   Provision for loan losses ............................      28,480     6,680     5,192
                                                            ---------   -------   -------
      Net interest income after provision
         for loan losses ................................     184,133   176,789   153,096
NON-INTEREST INCOME:
   Service charges and other fees .......................      41,550    37,931    29,701
   Miscellaneous loan fees and charges ..................       5,956     7,555     7,371
   Gain on sale of loans ................................      14,849    13,283    10,819
   Loss on investments ..................................      (7,345)       (8)       (3)
   Other income .........................................       6,024     6,057     3,954
                                                            ---------   -------   -------
      Total non-interest income .........................      61,034    64,818    51,842
                                                            ---------   -------   -------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense...      82,027    79,070    65,419
   Occupancy and equipment expense ......................      21,674    19,152    15,268
   Advertising and promotions ...........................       6,989     6,306     5,468
   Outsourced data processing expense ...................       2,508     2,755     2,788
   Core deposit intangibles amortization ................       3,051     3,202     2,024
   Other expense ........................................      29,660    27,432    21,583
                                                            ---------   -------   -------
      Total non-interest expense ........................     145,909   137,917   112,550
                                                            ---------   -------   -------
EARNINGS BEFORE INCOME TAXES ............................      99,258   103,690    92,388
   Federal and state income tax expense .................      33,601    35,087    31,257
                                                            ---------   -------   -------
NET EARNINGS ............................................   $  65,657    68,603    61,131
                                                            =========   =======   =======
   BASIC EARNINGS PER SHARE .............................   $    1.20      1.29      1.23
   DILUTED EARNINGS PER SHARE ...........................   $    1.19      1.28      1.21

See accompanying notes to consolidated financial statements.

                        GLACIER BANCORP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                                                                                         Retained      Accumulated      Total
                                                        Common Stock                     earnings      other comp-     stock-
                                                  -----------------------   Paid-in   substantially     rehensive     holders'
 (dollars in thousands, except per share data)      Shares       Amount     capital     restricted    income (loss)    equity
-----------------------------------------------   ----------   ----------   -------   -------------   -------------   --------
Balance at December 31, 2005 ..................   48,258,821   $      483   262,222       69,713            821       333,239
Comprehensive income:
   Net earnings ...............................           --           --        --       61,131             --        61,131
   Unrealized gain on securities, net of
      reclassification adjustment and taxes ...           --           --        --           --          2,248         2,248
                                                                                                                      -------
Total comprehensive income ....................           --           --        --           --             --        63,379
                                                                                                                      -------
Cash dividends declared ($.45 per share) ......           --           --        --      (22,558)            --       (22,558)
Stock options exercised .......................      639,563            6     6,700           --             --         6,706
Stock issued in connection with acquisitions ..    1,904,436           19    41,431           --             --        41,450
Public offering of stock issued ...............    1,500,000           15    29,418                                    29,433
Acquisition of fractional shares ..............           --           --        (5)          --             --            (5)
Tax benefit from stock related compensation ...           --           --     4,499           --             --         4,499
                                                  ----------   ----------   -------      -------         ------       -------
Balance at December 31, 2006 ..................   52,302,820   $      523   344,265      108,286          3,069       456,143
Comprehensive income:
   Net earnings ...............................           --           --        --       68,603             --        68,603
   Unrealized gain on securities, net of
      reclassification adjustment and taxes ...           --           --        --           --             48            48
                                                                                                                      -------
Total comprehensive income ....................           --           --        --           --             --        68,651
                                                                                                                      -------
Cash dividends declared ($.50 per share) ......           --           --        --      (26,694)            --       (26,694)
Stock options exercised .......................      550,080            6     6,148           --             --         6,154
Stock issued in connection with acquisitions ..      793,580            7    18,993           --             --        19,000
Stock-based compensation and tax benefit ......           --           --     5,322           --             --         5,322
                                                  ----------   ----------   -------      -------         ------       -------
Balance at December 31, 2007 ..................   53,646,480   $      536   374,728      150,195          3,117       528,576
Comprehensive income:
   Net earnings ...............................           --           --        --       65,657             --        65,657
   Unrealized loss on securities, net of
      reclassification adjustment and taxes ...           --           --        --           --         (4,360)       (4,360)
                                                                                                                      -------
Total comprehensive income ....................           --           --        --           --             --        61,297
                                                                                                                      -------
Cash dividends declared ($.52 per share) ......           --           --        --      (29,079)            --       (29,079)
Stock options exercised .......................      719,858            7     9,789           --             --         9,796
Stock issued in connection with acquisition ...      639,935            7     9,280           --             --         9,287
Public offering of stock issued ...............    6,325,000           63    93,890           --             --        93,953
Cumulative effect of a change in accounting
   principle ..................................           --           --        --         (997)            --          (997)
Stock-based compensation and tax benefit ......           --           --     4,107           --             --         4,107
                                                  ----------   ----------   -------      -------         ------       -------
Balance at December 31, 2008 ..................   61,331,273   $      613   491,794      185,776         (1,243)      676,940
                                                  ==========   ==========   =======      =======         ======       =======

                                                             Year ended December 31,
                                                            ------------------------
                                                              2008     2007    2006
                                                            --------   ----   ------
Disclosure of reclassification amount:
   Unrealized and realized holding (loss) gain arising
      during the year ...................................   $(14,540)   70     3,706
   Tax benefit (expense) ................................      5,699   (27)   (1,460)
                                                            --------   ---    ------
      Net after tax .....................................     (8,841)   43     2,246
                                                            --------   ---    ------
   Reclassification adjustment for net loss included in
      net income ........................................      7,345     8         3
      Tax benefit .......................................     (2,864)   (3)       (1)
                                                            --------   ---    ------
         Net after tax ..................................      4,481     5         2
                                                            --------   ---    ------
            Net change in unrealized (loss) gain on
               available-for-sale securities ............   $ (4,360)   48     2,248
                                                            ========   ===    ======

See accompanying notes to consolidated financial statements.

                             GLACIER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                             -------------------------------------
                      (dollars in thousands)                                     2008         2007         2006
--------------------------------------------------------------------------   -----------   ----------   ----------
OPERATING ACTIVITIES:
   Net earnings ..........................................................   $    65,657       68,603       61,131
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired ................      (675,280)    (618,523)    (484,170)
      Proceeds from sales of mortgage loans held for sale ................       675,276      626,818      482,394
      Provision for loan losses ..........................................        28,480        6,680        5,192
      Depreciation of premises and equipment .............................         9,814        8,508        6,746
      Amortization of core deposit intangible ............................         3,051        3,202        2,024
      Loss on sale of investments ........................................         7,345            8            3
      Gain on sale of loans ..............................................       (14,849)     (13,283)     (10,819)
      Amortization of investment securities premiums and discounts, net ..         1,400        2,737        4,853
      Gain on sale of Western's Lewistown branch .........................            --       (1,575)          --
      Deferred (benefit) tax expense .....................................       (11,032)       1,569         (931)
      Stock compensation expense, net of tax benefits ....................         1,686        2,187        2,149
      Excess tax benefits related to the exercise of stock options .......        (1,325)      (1,745)      (1,217)
      Net (increase) decrease in accrued interest receivable .............        (2,135)          44       (1,611)
      Net (decrease) increase in accrued interest payable ................        (3,656)       2,162        2,398
      Net increase in current income taxes payable .......................         2,636          970        1,791
      Net increase in other assets .......................................          (519)      (1,890)      (1,439)
      Net increase (decrease) in other liabilities .......................           517        1,988         (772)
                                                                             -----------   ----------   ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        87,066       88,460       67,722
                                                                             -----------   ----------   ----------
INVESTING ACTIVITIES:
   Proceeds from  sales, maturities and prepayments of investment
      securities available-for-sale ......................................       280,051      273,323      223,064
   Purchases of investment securities available-for-sale .................      (584,058)     (88,715)     (59,007)
   Principal collected on installment and commercial loans ...............     1,092,763    1,125,275    1,050,666
   Installment and commercial loans originated or acquired ...............    (1,420,609)  (1,598,253)  (1,348,217)
   Principal collections on mortgage loans ...............................       308,625      455,713      438,319
   Mortgage loans originated or acquired .................................      (360,860)    (359,484)    (556,954)
   Net purchase of FHLB and FRB stock ....................................          (640)      (3,854)        (455)
   Net cash (paid) received for acquisition of banks .....................        (7,133)       8,953       43,086
   Net cash paid for sale of Western's Lewistown branch ..................            --       (6,846)          --
   Net addition of premises and equipment ................................       (15,148)     (18,033)     (22,241)
                                                                             -----------   ----------   ----------
         NET CASH USED IN INVESTING ACTIVITIES ...........................      (707,009)    (211,921)    (231,739)
                                                                             -----------   ----------   ----------
FINANCING ACTIVITIES:
   Net (decrease) increase in deposits ...................................       (40,936)     (97,214)     243,088
   Net (decrease) increase in FHLB advances ..............................      (209,829)     231,427      (96,219)
   Net increase in securities sold under repurchase agreements ...........        10,322        7,825       31,424
   Net increase in Federal Reserve Bank discount window ..................       914,000           --           --
   Net (derease) increase in U.S. Treasury Tax and Loan funds ............      (215,342)      54,865      (19,838)
   Net (decrease) increase in other borrowed funds .......................        (6,621)         (55)         913
   Proceeds from issuance of subordinated debentures .....................            --           --       65,000
   Repayment of subordinated debentures ..................................            --           --      (35,000)
   Cash dividends paid ...................................................       (29,079)     (26,694)     (22,558)
   Excess tax benefits related to the exercise of stock options ..........         1,325        1,745        1,217
   Proceeds from exercise of stock options and other stock issued ........       103,749        6,154       36,403
   Cash paid for stock dividends .........................................            --           --           (5)
                                                                             -----------   ----------   ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .......................       527,589      178,053      204,425
                                                                             -----------   ----------   ----------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................       (92,354)      54,592       40,408
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................       227,609      173,017      132,609
                                                                             -----------   ----------   ----------
   CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $   135,255      227,609      173,017
                                                                             ===========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest ................................   $    94,028      118,840       90,230
   Cash paid during the year for income taxes ............................   $    43,114       34,798       31,031

The following schedule summarizes the acquisition of Bank Holding Co. and subsidiaries in 2008, 2007 and 2006

                                   BANK OF THE     NORTH SIDE     CITIZENS DEVELOP.   FIRST NATIONAL
                                    SAN JUANS      STATE BANK          COMPANY        BANK OF MORGAN
                                  ------------   --------------   -----------------   --------------
Acquired                          Dec. 1, 2008   April 30, 2007      Oct. 1, 2006      Sept. 1, 2006
Fair Value of assets acquired         $157,648         $128,252           457,027             88,595
Cash paid for the capital stock          7,133            8,953            47,176             10,109
Capital stock issued                     9,287           19,000            31,451              9,999
Liabilities assumed                    139,016          100,348           379,831             68,486

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

Glacier Bancorp, Inc. ("Company") is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries. The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses ("ALLL" or "allowance") and the valuations related to investments, business combinations and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other valuation estimates management obtains independent appraisals for significant items.

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its eleven wholly-owned operating subsidiaries as of December 31, 2008; Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") and Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming, Bank of the San Juans ("San Juans") located in Colorado, and First National Bank of Morgan ("Morgan") located in Utah. All significant inter-company transactions have been eliminated in consolidation.

In addition, the Company owns five trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), Citizens (ID) Statutory Trust I and ("Citizens Trust I") and Bank of the San Juans Bancorporation Trust I ("San Juans Trust I") for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46(R), the trust subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, was acquired by the Company.

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

On April 30, 2007, North Side State Bank ("North Side") in Rock Springs, Wyoming was acquired and became a branch of 1st Bank.

On October 1, 2006, Citizens Development Company ("CDC") and its five banking subsidiaries located across Montana were acquired. The CDC subsidiaries included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively, without name change for First Security, Western, and Glacier. On June 22, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana. The CDC mergers were accounted for as combinations of wholly-owned subsidiaries without purchase accounting and prior period activity included in the remaining subsidiaries.

(C) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits and federal funds sold with original maturities of three months or less.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

(D) INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity. As of December 31, 2008 and 2007, the Company only holds available-for-sale securities. For additional information relating to investment securities, see Note 3.

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

The Company holds stock in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). FHLB stock and FRB stock is restricted because such stock may only be sold to the FHLB or FRB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

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

(G) ALLOWANCE FOR LOAN AND LEASE LOSSES

Based upon management's analysis of the Company's loan and lease portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent in the loan and lease portfolio as of the date of the consolidated financial statements. The ALLL is increased by provisions for credit losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged off in reduction of the allowance. Recoveries of amounts previously charged off are credited as an increase to the allowance.

The allowance for estimated losses on loans and leases is determined by each bank subsidiary based upon past loss experience, adjusted for changes in trends and conditions of certain items, including:

     - Adverse situations that may affect specific borrowers' ability to repay;

     -    Current collateral values, where appropriate;

     -    Delinquencies and non-performing loans;

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. The Company considers its investment in one-to-four family residential loans, consumer and home equity loans to be homogeneous and therefore evaluates such loans for impairment on a pooled basis.

(H) TEMPORARY VERSUS OTHER-THAN-TEMPORARY IMPAIRMENT

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value and as a charge to earnings.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M.

In evaluating impaired securities for other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the credit ratings of the security, (iii) the overall deal structure, including the Company's position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. The Company also considers its intent and ability to retain the investment security for a period of time sufficient to allow for anticipated recovery in fair value. In so doing, the Company considers (i) contractual constraints, liquidity and capital needs of the Company, and (ii) management's approach to managing the investment portfolio including intent, if any, to dispose of impaired investment securities in periods subsequent to the impairment analysis date.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  . . . CONTINUED

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

(J) REAL ESTATE OWNED

Property acquired by foreclosure or deed in lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less selling costs. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, a loss is recognized and the asset carrying value is reduced.

(K) BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

Acquisitions are accounted for using the purchase accounting method as prescribed by SFAS No. 141, Business Combinations. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair values.

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

On an annual basis, as required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets for impairment at the subsidiary level annually during the third quarter. In addition, goodwill and other intangible assets of a subsidiary shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For additional information relating to goodwill, see Note 6.

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

(M) ADVERTISING AND PROMOTION

Advertising and promotion costs are recognized in the period incurred.

(N) STOCK-BASED COMPENSATION

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

(O) LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2008 and 2007, no assets were considered impaired.

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

As of December 31, 2008 and 2007, the carrying value of mortgage servicing rights was approximately $1,262,000 and $1,262,000, respectively. Amortization expense of $176,000, $188,000, and $193,000 was recognized in the years ended December 31, 2008, 2007, and 2006, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2008 or 2007. At December 31, 2008, the fair value of mortgage servicing rights was approximately $2,075,000.

(Q) EARNINGS PER SHARE

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

(R) STOCK SPLIT

On November 29, 2006, the Board of Directors declared a three-for-two stock split, payable to shareholders of record on December 11, 2006, payable December 14, 2006. On April 26, 2005 the Board of Directors declared a five-for-four stock split, payable to shareholders of record on May 10, 2005, payable May 26, 2005. All prior period amounts have been restated to reflect the stock splits.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  . . . CONTINUED

(S) LEASES

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

(T) COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses, net of tax expense (benefit), on available-for-sale securities.

(U) RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

2. CASH ON HAND AND IN BANKS

The bank subsidiaries are required to maintain an average reserve balance with either the Federal Reserve or in the form of cash on hand. The amount of this required reserve balance at December 31, 2008 was $7,275,000.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities designated as available-for-sale is presented below.

                       INVESTMENTS AS OF DECEMBER 31, 2008

                                                                           Gross Unrealized   Estimated
                                                    Weighted   Amortized   ----------------      Fair
(dollars in thousands)                                Yield      Cost       Gains    Losses     Value
-------------------------------------------------   --------   ---------   ------   -------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCY:
  maturing within one year ......................     1.62%     $    213        4        --        217
GOVERNMENT SPONSORED ENTERPRISES:
   maturing within one year .....................     0.00%           --       --        --         --
   maturing after one year through five years ...     0.00%           --       --        --         --
   maturing after five years through ten years ..     4.12%          246       --        (2)       244
   maturing after ten years .....................     3.75%           68       --        --         68
                                                                --------   ------   -------    -------
                                                      4.04%          314       --        (2)       312
                                                                ========   ======   =======    =======
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .....................     3.76%          940        6        --        946
   maturing after one year through five years ...     4.61%        4,482      104        (9)     4,577
   maturing after five years through ten years ..     5.08%       20,219    1,030       (80)    21,169
   maturing after ten years .....................     5.08%      408,603    8,121    (9,733)   406,991
                                                                --------   ------   -------    -------
                                                      5.07%      434,244    9,261    (9,822)   433,683
                                                                --------   ------   -------    -------
MORTGAGE-BACKED SECURITIES ......................     4.62%      495,961    4,956    (6,447)   494,470
                                                                --------   ------   -------    -------
     TOTAL MARKETABLE SECURITIES ................     4.83%      930,732   14,221   (16,271)   928,682
                                                                ========   ======   =======    =======
               OTHER INVESTMENTS:
FHLB and FRB stock, at cost .....................     1.72%       60,945       --        --     60,945
Other stock, at cost ............................     3.10%          465       --        --        465
                                                                --------   ------   -------    -------
   TOTAL INVESTMENTS ............................     4.64%     $992,142   14,221   (16,271)   990,092
                                                                ========   ======   =======    =======

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE . . . CONTINUED

                       INVESTMENTS AS OF DECEMBER 31, 2007

                                                                           Gross Unrealized   Estimated
                                                    Weighted   Amortized   ----------------      Fair
(dollars in thousands)                                Yield      Cost       Gains    Losses     Value
-------------------------------------------------   --------   ---------   ------   -------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCY:
   maturing within one year .....................     3.66%     $  2,550        3       --       2,553
GOVERNMENT SPONSORED ENTERPRISES:
   maturing within one year .....................     4.86%          947       --       (1)        946
   maturing after one year through five years ...     0.00%           --       --       --          --
   maturing after five years through ten years ..     7.06%          280       --       (1)        279
   maturing after ten years .....................     6.47%           87        1       --          88
                                                                --------   ------   ------     -------
                                                      5.43%        1,314        1       (2)      1,313
                                                                ========   ======   ======     =======
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .....................     4.03%        1,328        5       (1)      1,332
   maturing after one year through five years ...     4.30%        3,928       45       (2)      3,971
   maturing after five years through ten years ..     4.96%       16,847      932       (2)     17,777
   maturing after ten years .....................     5.09%      255,109    8,999     (319)    263,789
                                                                ========   ======   ======     =======
                                                      5.06%      277,212    9,981     (324)    286,869
                                                                --------   ------   ------     -------
MORTGAGE-BACKED SECURITIES ......................     4.55%      346,085      693   (3,405)    343,373
FHLMC AND FNMA STOCK ............................     5.74%        7,593       --   (1,804)      5,789
                                                                ========   ======   ======     =======
   TOTAL MARKETABLE SECURITIES ..................     4.79%      634,754   10,678   (5,535)    639,897
                                                                --------   ------   ------     -------
               OTHER INVESTMENTS:
Certificates of Deposits with over 90
   day maturity, at cost ........................     5.06%          199       --       --         199
FHLB and FRB stock, at cost .....................     1.72%       59,815       --       --      59,815
Other stock, at cost ............................     3.09%          413       --       --         413
                                                                --------   ------   ------     -------
   TOTAL INVESTMENTS ............................     4.52%     $695,181   10,678   (5,535)    700,324
                                                                ========   ======   ======     =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

The amortized cost of securities was as follows at:

                                                        December 31,
                 (dollars in thousands)                     2006
-----------------------------------------------------   ------------
U.S. Government and Federal Agency ..................     $ 10,982
Government Sponsored Enterprises ....................        9,330
State and Local Governments and Other Issues ........      299,862
Mortgage-backed Securities ..........................      434,224
FHLMC and FNMA stock ................................        7,593
Certificates of Deposits with over 90 day maturity ..        2,864
FHLB and FRB stock ..................................       55,717
                                                          --------
                                                          $820,572
                                                          ========

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

Investments with an unrealized loss position at December 31, 2008:

                                                   Less than 12 months      12 months or more            Total
                                                  ---------------------   --------------------   --------------------
                                                    Fair     Unrealized     Fair    Unrealized     Fair    Unrealized
(dollars in thousands                               Value       Loss       Value       Loss       Value       Loss
-----------------------------------------------   --------   ----------   -------   ----------   -------   ----------
Government Sponsored Enterprises ..............   $    104          1        205          1          309          2
State and Local Governments and other issues ..    142,826      9,772      1,621         50      144,447      9,822
Mortgage-backed Securities ....................    116,004      5,758     12,403        689      128,407      6,447
                                                  --------     ------     ------        ---      -------     ------
Total temporarily impaired securities .........   $258,934     15,531     14,229        740      273,163     16,271
                                                  ========     ======     ======        ===      =======     ======

Investments with an unrealized loss position at December 31, 2007:

                                                   Less than 12 months      12 months or more            Total
                                                  ---------------------   --------------------   --------------------
                                                    Fair     Unrealized     Fair    Unrealized     Fair    Unrealized
(dollars in thousands)                              Value       Loss       Value       Loss        Value      Loss
-----------------------------------------------   --------   ----------   -------   ----------   -------   ----------
Government Sponsored Enterprises ..............    $   739         2           --        --          739          2
State and Local Governments and other issues ..     19,762       287        4,371        37       24,133        324
Mortgage-backed Securities ....................     34,178       388      222,449     3,017      256,627      3,405
FHLMC stock ...................................      5,696     1,804           --        --        5,696      1,804
                                                   -------     -----      -------     -----      -------      -----
Total temporarily impaired securities .........    $60,375     2,481      226,820     3,054      287,195      5,535
                                                   =======     =====      =======     =====      =======      =====

As of December 31, 2008, there were 268 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. State and Local Government and other issued securities have the largest unrealized loss. The fair value of these securities increased from $24,133,000 at December 31, 2007 to $144,447,000 at December 31, 2008, and the unrealized loss increased from 1.3 percent of fair value to 6.8 percent of fair value for those same years. The fair value of mortgage backed securities, which have underlying collateral consisting of U.S. Government Sponsored Enterprise guaranteed mortgages, decreased from $256,627,000 at December 31, 2007 to $128,407,000 at December 31, 2008, and the
unrealized loss increased from 1.3 percent of fair value to 5.0 percent of fair value for those same years.

Interest income includes tax-exempt interest for the years ended December 31, 2008, 2007, and 2006 of $13,901,000, $13,427,000, and $13,901,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2008, 2007, and 2006 were approximately $97,002,000, $55,501,000 and
$488,000, respectively, resulting in gross gains of approximately $0, $1,000 and $0 and gross losses of approximately $0, $9,000 and $3,000 respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. During the third quarter of 2008, the Company incurred a $7,593,000 other than temporary impairment ("OTTI") charge with respect to its investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value, however, the shares were still owned by the Company at December 31, 2008. With the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, Section 301 provides that gain or loss arising from the future sale of the Company's Freddie Mac preferred stock shall be treated as ordinary in nature instead of capital in nature for federal income tax purposes. The cost of any investment sold is determined by specific identification.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE...CONTINUED

At December 31, 2008, the Company had investment securities with carrying values of approximately $712,590,000 pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

The investments in the FHLB stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                          December 31,
                                                   ----------------------
(dollars in thousands)                                 2008       2007
----------------------                             ----------   ---------
Residential first mortgage ......................  $  786,869     689,238
Loans held for sale .............................      54,976      40,123
Commercial real estate ..........................   1,935,341   1,617,076
Other commercial ................................     645,033     636,351
Consumer ........................................     208,166     206,724
Home equity .....................................     507,831     432,217
                                                   ----------   ---------
                                                    4,138,216   3,621,729
Net deferred loan fees, premiums and discounts ..      (8,023)    (10,194)
Allowance for loan and lease losses .............     (76,739)    (54,413)
                                                   ----------   ---------
                                                   $4,053,454   3,557,122
                                                   ==========   =========

Substantially all of the loans held for sale at December 31, 2008 and 2007 were committed to be sold. At December 31, 2008, the Company had $2,565,542,000 in variable rate loans and $1,572,674,000 in fixed rate loans. The weighted average interest rate on loans was 6.93 percent and 7.90 percent at December 31, 2008 and 2007, respectively. At December 31, 2008, 2007 and 2006, loans sold and serviced for others were $181,351,000, $177,173,000, and $177,518,000, respectively. At December 31, 2008, the Company had loans of approximately $2,823,358,000 pledged as collateral for FHLB advances, FRB discount window and U.S. Treasury Tax and Loan borrowings.

Substantially all of the Company's loan receivables are with customers within the Company's market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. The bank subsidiaries are subject to regulatory limits for the amount of loans to any individual borrower and all bank subsidiaries are in compliance as of December 31, 2008. No borrower had outstanding loans or commitments exceeding 10 percent of the Company's consolidated stockholders' equity as of December 31, 2008.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2008 and 2007 was approximately $91,152,000 and $97,790,000. During 2008, new loans to such related parties were approximately $27,941,000 and repayments were approximately $34,579,000.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

The following is a summary of activity in the ALLL:

                                    Years ended December 31,
                                  ---------------------------
(dollars in thousands)              2008      2007     2006
----------------------            -------   -------   -------
Balance, beginning of period ..   $54,413    49,259    38,655
Acquisitions ..................     2,625       639     6,091
Net charge offs ...............    (8,779)   (2,165)     (679)
Provision .....................    28,480     6,680     5,192
                                  -------   -------   -------
Balance, end of period ........   $76,739    54,413    49,259
                                  =======   =======   =======

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2007 and a downturn in global, national and local economies.

Following is the allocation of the ALLL and the percent of loans in each category at:

                                                          DECEMBER 31, 2008        December 31, 2007
                                                        ---------------------   ----------------------
                                                                   PERCENT OF              Percent of
                                                                  OF LOANS IN             of loans in
(dollars in thousands)                                   AMOUNT     CATEGORY     Amount     category
----------------------                                  -------   -----------   -------   ------------
Residential first mortgage and loans held for sale ..   $ 7,233          20.3%  $ 4,755           20.2%
Commercial real estate ..............................    35,305          46.8%   23,010           44.6%
Other commercial ....................................    21,590          15.6%   17,453           17.6%
Consumer........................ ....................     5,636           5.0%    4,680           11.9%
Home equity .........................................     6,975          12.3%    4,515            5.7%
                                                        -------   -----------   -------   ------------
                                                        $76,739         100.0%   54,413          100.0%
                                                        =======   ===========   =======   ============

The following is a summary of the non-performing loans:

                                                   Years ended December 31,
                                                   ------------------------
(dollars in thousands)                               2008     2007     2006
----------------------                             -------   ------   -----
Impaired loans .................................   $79,949   12,152   6,065
Average recorded investment in impaired loans ..    40,985    7,311   5,451
Impairment allowance ...........................     7,999    2,827      --
Non-accrual loans ..............................    64,301    8,560   6,065
Accruing loans 90 days or more overdue .........     8,613    2,685   1,345

As of December 31, 2008, the Company had impaired loans without a valuation allowance of $30,324,000 and impaired loans with a valuation allowance of $49,625,000. Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $4,434,000, $683,000, and $462,000 for the years ended December 31, 2008, 2007, and 2006. Interest income recognized on non-accruing loans for the years ended December 31, 2008, 2007, and 2006 was not significant.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE ... CONTINUED

Company had $2,065,000 in outstanding commitments on impaired loans as of December 31, 2008, none of which required a specific valuation allowance.

The Company had outstanding commitments as follows:

                                          December 31,
                                     ------------------------
(dollars in thousands)                  2008           2007
----------------------               ----------     ---------
Loans and loans in process .......   $  648,788       682,679
Unused consumer lines of credit ..      272,181       249,397
Letters of credit ................       36,934        72,105
                                     ----------     ---------
                                     $  957,903     1,004,181
                                     ==========     =========

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net of accumulated depreciation, consist of the following at:

                                                       December 31,
                                                  --------------------
(dollars in thousands)                               2008       2007
----------------------                            ---------   --------
Land ..........................................   $  20,633     19,339
Office buildings and construction in progress..     113,742    104,281
Furniture, fixtures and equipment .............      53,593     47,806
Leasehold improvements ........................       7,528      5,347
Accumulated depreciation ......................     (61,547)   (53,024)
                                                  ---------   --------
                                                  $ 133,949    123,749
                                                  =========   ========

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $9,814,000, $8,508,000, and $6,746,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2008, 2007 and 2006 was $71,000, $264,000 and $297,000, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                          Core Deposit         Mortgage
(dollars in thousands)                     Intangible    Servicing Rights (1)    Total
---------------------------------------   ------------   --------------------   ------
AS OF DECEMBER 31, 2008
   Gross carrying value                     $ 27,807
   Accumulated amortization                  (14,794)
                                            --------
   Net carrying value                       $ 13,013             1,262          14,275
                                            ========
AS OF DECEMBER 31, 2007
   Gross carrying value                     $ 25,706
   Accumulated amortization                  (11,743)
                                            --------
   Net carrying value                       $ 13,963             1,262          15,225
                                            ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                            10.0               9.7            10.0
AGGREGATE AMORTIZATION EXPENSE
   For the year ended December 31, 2008     $  3,051               176           3,227
   For the year ended December 31, 2007        3,202               188           3,390
   For the year ended December 31, 2006        2,024               193           2,217
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2009     $  2,972                86           3,058
   For the year ended December 31, 2010        2,603                84           2,687
   For the year ended December 31, 2011        1,895                82           1,977
   For the year ended December 31, 2012        1,534                79           1,613
   For the year ended December 31, 2013        1,283                77           1,360

(1) Gross carrying value and accumulated amortization are not readily available

On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary San Juans, was acquired by the Company. The purchase price included core deposit intangible of $2,101,000 and goodwill of $6,451,000. The following is a summary of activity in goodwill for the year ended December 31, 2008.

        (dollars in thousands)         Goodwill
------------------------------------   --------
Balance as of December 31, 2007        $140,301
Acquisition of Bank of the San Juans      6,451
                                       --------
Balance as of December 31, 2008        $146,752
                                       ========

7. DEPOSITS

Deposits consist of the following at:

                                                    DECEMBER 31, 2008                    December 31, 2007
                                         -----------------------------------   -----------------------------------
                                            WEIGHTED                            Weighted
(dollars in thousands)                   AVERAGE RATE     AMOUNT     PERCENT   Average Rate     Amount     Percent
----------------------                   ------------  -----------   -------   ------------   ----------   -------
Demand accounts ......................       0.0%       $  747,439     22.9%       0.0%       $  788,087     24.8%
                                                        ==========    =====                   ==========    =====
NOW accounts .........................       0.6%          515,211     15.8%       1.0%          472,936     14.9%
Savings accounts .....................       0.7%          280,895      8.6%       1.0%          265,182      8.3%
Money market demand accounts .........       2.3%          779,154     23.9%       3.6%          803,668     25.2%
Certificate of deposits:
   1.00% and lower ...................                       5,497      0.2%                       1,659      0.1%
   1.01% to 2.00% ....................                      94,805      2.9%                       1,375      0.0%
   2.01% to 3.00% ....................                     337,127     10.3%                      33,130      1.0%
   3.01% to 4.00% ....................                     343,964     10.5%                     154,511      4.9%
   4.01% to 5.00% ....................                     103,997      3.2%                     353,404     11.1%
   5.01% to 6.00% ....................                      54,327      1.7%                     309,345      9.7%
   6.01% to 7.00% ....................                          59      0.0%                         134      0.0%
   7.01% and higher ..................                          --      0.0%                          32      0.0%
   Brokered 2.90 to 3.10% ............                          --      0.0%                       1,015      0.0%
                                                        ----------    -----                   ----------    -----
      Total certificate of deposits ..       3.8%          939,776     28.8%       4.7%          854,605     26.8%
                                                        ----------    -----                   ----------    -----
Total interest bearing deposits ......       2.3%        2,515,036     77.1%       3.3%        2,396,391     75.2%
                                                        ----------    -----                   ----------    -----
Total deposits .......................       1.8%       $3,262,475    100.0%       2.5%       $3,184,478    100.0%
                                                        ==========    =====                   ==========    =====
Deposits with a balance $100,000
   and greater .......................                  $1,621,430                            $1,615,558
                                                        ==========                            ==========

At December 31, 2008, scheduled maturities of certificate of deposits are as follows:

                                            Years ending December 31,
                            ---------------------------------------------------------
(dollars in thousands)        TOTAL      2009     2010     2011     2012   Thereafter
---------------------       --------   -------   ------   ------   -----   ----------
1.00% and lower .........   $  5,497     5,487        2       --       --         8
1.01% to 2.00% ..........     94,805    89,605    4,825      130       21       224
2.01% to 3.00% ..........    337,127   315,916   12,756    4,904      398     3,153
3.01% to 4.00% ..........    343,964   284,310   33,891   17,037    3,087     5,639
4.01% to 5.00% ..........    103,997    65,640   23,027    8,087    4,252     2,991
5.01% to 6.00% ..........     54,327    29,872   10,412    9,158    4,785       100
6.01% to 7.00% ..........         59        14       24       --       21        --
                            --------   -------   ------   ------   ------    ------
                            $939,776   790,844   84,937   39,316   12,564    12,115
                            ========   =======   ======   ======   ======    ======

7. DEPOSITS . . . CONTINUED

Interest expense on deposits is summarized as follows:

                                   Years ended December 31,
                                  -------------------------
     (dollars in thousands)        2008      2007     2006
-------------------------------   -------   ------   ------
NOW accounts ..................   $ 3,014    4,708    2,976
Savings accounts ..............     1,865    2,679    2,336
Money market demand accounts ..    17,234   27,248   18,043
Certificate of deposits .......    32,899   46,824   34,792
                                  -------   ------   ------
                                  $55,012   81,459   58,147
                                  =======   ======   ======

The Company reclassified approximately $3,199,000 and $4,115,000 of overdraft demand deposits to loans as of December 31, 2008 and 2007, respectively. The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2008, and 2007 was approximately $41,667,000 and $67,241,000, respectively.

8. BORROWINGS

Advances from the FHLB consist of the following:

                                                                            Totals as of
                             Maturing in years ending December 31,          December 31,
                        ------------------------------------------------  ----------------
(dollars in thousands)     2009    2010   2011   2012   2013  Thereafter    2008    2007
----------------------  --------  -----  -----  ------  ----  ----------  -------  -------
0.00% to 1.00% .......  $175,900    --     --       --   --         --    175,900       --
1.01% to 2.00% .......        --    --     --       --   --         --         --       --
2.01% to 3.00% .......        --    --     --       --   --         --         --       --
3.01% to 4.00% .......       250   750     --   40,000   --     75,000    116,000   44,000
4.01% to 5.00% .......     2,000    --    350   42,000   --        792     45,142  475,214
5.01% to 6.00% .......         1    --     --       --   --      1,090      1,091   19,239
6.01% to 7.00% .......         8    65     --       --   --        250        323      396
7.01% to 8.00% .......        --    --     --       --   --         --         --      100
                        --------   ---    ---   ------  ---     ------    -------  -------
                        $178,159   815    350   82,000   --     77,132    338,456  538,949
                        ========   ===    ===   ======  ===     ======    =======  =======

In addition to specifically pledged loans and investment securities, the FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments. The total amount of advances available as of December 31, 2008 was approximately $416,621,000. The weighted average fixed interest rate on these advances was 2.10 percent and
4.41 percent at December 31, 2008 and 2007, respectively.

With respect to $157,000,000 of advances outstanding at December 31, 2008, the FHLB holds callable options that will be exercised on the quarterly measurement date, after the initial call date, if three month LIBOR is greater than 8%. The FHLB callable options as of December 31, 2008 are summarized as follows:

              (dollars in thousands)
----------------------------------------------
               Interest               Earliest
  Amount        Rate       Maturity     Call
---------   ------------   --------   --------
$ 82,000    3.49% - 4.83%    2012       2009
  75,000    3.16% - 4.64%    2015       2009
--------
$157,000
========

8. BORROWINGS. . . CONTINUED

The Company had FRB discount window borrowings outstanding of $914,000,000 and $0 as of December 31, 2008 and 2007, respectively. The borrowings have a weighted average fixed interest rate of .53 percent, mature in 2009 and are collateralized by loans and investments with an available balance of $301,849,000 as of December 31, 2008.

The Company had U.S. Treasury Tax and Loan borrowings outstanding of $6,067,000 and $221,409,000 as of December 31, 2008 and 2007, respectively. The borrowings as of December 31, 2008 are short term and have an interest rate of fed funds less 25 basis points and are collateralized with loans and investments with an available balance of $408,798,000.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of the following at:

                                                                   BOOK        MARKET
                                                    WEIGHTED     VALUE OF     VALUE OF
         December 31, 2008            REPURCHASE     AVERAGE    UNDERLYING   UNDERLYING
       (dollars in thousands)           AMOUNT     FIXED RATE     ASSETS       ASSETS
-----------------------------------   ----------   ----------   ----------   ----------
SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE WITHIN:
   OVERNIGHT ......................    $186,217       1.22%      $201,185      191,985
   TERM 30 - 90 DAYS ..............       2,146       2.74%            --           --
                                       --------                  --------      -------
                                       $188,363       1.23%      $201,185      191,985
                                       ========                  ========      =======

         December 31, 2007
       (dollars in thousands)
-----------------------------------
Securities sold under agreements
   to repurchase within:
   Overnight ......................    $177,392       3.56%       183,909      183,404
   Term over 90 days ..............         649       5.05%           654          658
                                       --------                  --------      -------
                                       $178,041       3.57%      $184,563      184,062
                                       ========                  ========      =======

The securities, consisting of U.S. Agency and U.S. Government Sponsored Enterprises issued or guaranteed mortgage-backed securities, subject to agreements to repurchase are for the same securities originally sold, and are held in a custody account by a third party. For the years ended December 31, 2008 and 2007, securities sold under agreements to repurchase averaged approximately $188,952,000 and $171,290,000, respectively, and the maximum outstanding at any month end during the year was approximately $196,461,000 and $193,421,000, respectively.

10. SUBORDINATED DEBENTURES

Trust Preferred Securities were issued by the Company's five trust subsidiaries, whose common stock is wholly-owned by the Company, in conjunction with the Company issuing Subordinated Debentures to the trust subsidiaries. The terms of the Subordinated Debentures are the same as the terms of the Trust Preferred Securities. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the trust subsidiaries. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the Trust Preferred Securities.

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

Subject to approval by the FRB, the Trust Preferred Securities may be redeemed at par prior to maturity at the Company's option on or after the redemption date. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in (1) subsidiary trusts becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier 1 Capital" under the FRB capital adequacy guidelines.

The terms of the Subordinated Debentures, arranged by maturity date, is reflected in the table below. The amount includes fair value adjustments from acquisitions.

                                                 RATE AT                               RATE UPON
    DEBENTURES ISSUED TO                        DECEMBER             FIXED/           CONVERSION        MATURITY   REDEMPTION
   (dollars in thousands)       AMOUNT          31, 2008            VARIABLE          TO VARIABLE         DATE        DATE
----------------------------   --------   --------------------   -------------   --------------------   --------   ----------
Glacier Capital Trust II ...   $ 46,393                  5.788%  Fixed 5 years   3 mo LIBOR plus 2.75%  04/07/34    04/07/09
Citizens Capital Trust I ...      5,155   3 mo Libor plus 2.65%     Variable           unchanged        06/17/34    06/17/09
Glacier Capital Trust III ..     36,083                  6.078%  Fixed 5 years   3 mo LIBOR plus 1.29%  04/07/36    04/07/11
Glacier Capital Trust IV ...     30,928                  7.235%  Fixed 5 years   3 mo LIBOR plus 1.57%  09/15/36    09/15/11
San Juan Trust I ...........      2,478                  6.681%  Fixed 5 years   3 mo LIBOR plus 1.82%  03/01/37    03/01/12
                               $121,037

11. REGULATORY CAPITAL

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the FRB's adequacy guidelines and the Company's and subsidiaries banks' compliance with those guidelines as of December 31, 2008.

                                                                Minimum capital   Well capitalized
                                                   Actual         requirement        requirement
                                              ---------------   ---------------   ----------------
                                               Amount   Ratio    Amount   Ratio    Amount   Ratio
                                              -------   -----   -------   -----   -------   -----
Tier 1 capital (to risk weighted assets)
   Consolidated ...........................   640,275   14.30%  179,117   4.00%   268,676    6.00%
   Glacier ................................   119,748   11.31%   42,341   4.00%    63,512    6.00%
   Mountain West ..........................   101,315   10.62%   38,151   4.00%    57,226    6.00%
   First Security .........................    96,800   14.29%   27,088   4.00%    40,632    6.00%
   Western ................................    59,825   13.26%   18,043   4.00%    27,065    6.00%
   1st Bank ...............................    38,527   12.58%   12,252   4.00%    18,378    6.00%
   Big Sky ................................    38,561   11.89%   12,974   4.00%    19,462    6.00%
   Valley .................................    29,269   13.65%    8,574   4.00%    12,861    6.00%
   Citizens ...............................    19,564   10.84%    7,217   4.00%    10,826    6.00%
   San Juans ..............................    13,490    9.26%    5,830   4.00%     8,745    6.00%
   First Bank-MT ..........................    15,149   11.70%    5,179   4.00%     7,769    6.00%
   Morgan .................................    12,231   17.39%    2,813   4.00%     4,220    6.00%

Total capital (to risk weighted assets)
   Consolidated ...........................   696,505   15.55%  358,234   8.00%   447,793   10.00%
   Glacier ................................   133,051   12.57%   84,682   8.00%   105,853   10.00%
   Mountain West ..........................   113,287   11.88%   76,302   8.00%    95,377   10.00%
   First Security .........................   105,303   15.55%   54,176   8.00%    67,719   10.00%
   Western ................................    65,481   14.52%   36,087   8.00%    45,108   10.00%
   1st Bank ...............................    42,370   13.83%   24,504   8.00%    30,630   10.00%
   Big Sky ................................    42,642   13.15%   25,949   8.00%    32,436   10.00%
   Valley .................................    31,959   14.91%   17,148   8.00%    21,435   10.00%
   Citizens ...............................    21,825   12.10%   14,434   8.00%    18,043   10.00%
   San Juans ..............................    15,322   10.51%   11,660   8.00%    14,575   10.00%
   First Bank-MT ..........................    16,772   12.95%   10,358   8.00%    12,948   10.00%
   Morgan .................................    13,112   18.64%    5,626   8.00%     7,033   10.00%

Leverage capital (to average assets)
   Consolidated ...........................   640,275   12.38%  206,812   4.00%   258,515    5.00%
   Glacier ................................   119,748    9.79%   48,929   4.00%    61,161    5.00%
   Mountain West ..........................   101,315    8.68%   46,707   4.00%    58,383    5.00%
   First Security .........................    96,800   11.31%   34,229   4.00%    42,786    5.00%
   Western ................................    59,825   10.71%   22,335   4.00%    27,919    5.00%
   1st Bank ...............................    38,527    8.08%   19,077   4.00%    23,847    5.00%
   Big Sky ................................    38,561   11.62%   13,272   4.00%    16,589    5.00%
   Valley .................................    29,269    9.11%   12,846   4.00%    16,058    5.00%
   Citizens ...............................    19,564    9.46%    8,274   4.00%    10,343    5.00%
   San Juans ..............................    13,490    9.66%    5,586   4.00%     6,982    5.00%
   First Bank-MT ..........................    15,149   10.17%    5,961   4.00%     7,451    5.00%
   Morgan .................................    12,231   13.23%    3,697   4.00%     4,621    5.00%

11. REGULATORY CAPITAL. . . CONTINUED

The following table illustrates the FRB's adequacy guidelines and the Company's and bank subsidiaries' compliance with those guidelines as of December 31, 2007:

                                                                Minimum capital   Well capitalized
                                                   Actual         requirement        requirement
                                              ---------------   ---------------   ----------------
                                               Amount   Ratio    Amount   Ratio    Amount   Ratio
                                              -------   -----   -------   -----   -------   -----
Tier 1 capital (to risk weighted assets)
   Consolidated ...........................   484,394   12.17%  159,261    4.00%  238,892    6.00%
   Glacier ................................    85,467   10.75%   31,810    4.00%   47,715    6.00%
   Mountain West ..........................    88,962   10.45%   34,056    4.00%   51,085    6.00%
   First Security .........................    87,818   13.67%   25,705    4.00%   38,558    6.00%
   Western ................................    57,212   14.22%   16,092    4.00%   24,139    6.00%
   1st Bank ...............................    32,659   11.27%   11,589    4.00%   17,383    6.00%
   Big Sky ................................    33,497   11.04%   12,136    4.00%   18,204    6.00%
   Valley .................................    24,948   11.68%    8,545    4.00%   12,817    6.00%
   Citizens ...............................    17,724   11.92%    5,948    4.00%    8,923    6.00%
   First Bank-MT ..........................    12,353   10.79%    4,578    4.00%    6,867    6.00%
   Morgan .................................     8,841   14.10%    2,508    4.00%    3,761    6.00%

Total capital (to risk weighted assets)
   Consolidated ...........................   534,221   13.42%  318,523    8.00%  398,153   10.00%
   Glacier ................................    94,773   11.92%   63,620    8.00%   79,525   10.00%
   Mountain West ..........................    99,351   11.67%   68,113    8.00%   85,141   10.00%
   First Security .........................    95,878   14.92%   51,410    8.00%   64,263   10.00%
   Western ................................    62,263   15.48%   32,185    8.00%   40,231   10.00%
   1st Bank ...............................    36,218   12.50%   23,178    8.00%   28,972   10.00%
   Big Sky ................................    37,300   12.29%   24,273    8.00%   30,341   10.00%
   Valley .................................    27,621   12.93%   17,089    8.00%   21,362   10.00%
   Citizens ...............................    19,588   13.17%   11,897    8.00%   14,871   10.00%
   First Bank-MT ..........................    13,785   12.04%    9,156    8.00%   11,445   10.00%
   Morgan .................................     9,625   15.35%    5,015    8.00%    6,269   10.00%

Leverage capital (to average assets)
   Consolidated ...........................   484,394   10.48%  184,865    4.00%  231,081    5.00%
   Glacier ................................    85,467    9.62%   35,553    4.00%   44,441    5.00%
   Mountain West ..........................    88,962    9.01%   39,497    4.00%   49,371    5.00%
   First Security .........................    87,818   11.11%   31,619    4.00%   39,523    5.00%
   Western ................................    57,212   11.18%   20,470    4.00%   25,588    5.00%
   1st Bank ...............................    32,659    7.41%   17,623    4.00%   22,029    5.00%
   Big Sky ................................    33,497   11.17%   11,997    4.00%   14,996    5.00%
   Valley .................................    24,948    9.03%   11,057    4.00%   13,821    5.00%
   Citizens ...............................    17,724   10.10%    7,017    4.00%    8,772    5.00%
   First Bank-MT ..........................    12,353    9.26%    5,334    4.00%    6,668    5.00%
   Morgan .................................     8,841   10.41%    3,398    4.00%    4,248    5.00%

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its bank holding company if the institution would thereafter be capitalized at less than 8 percent total capital (to risk weighted assets), 4 percent tier 1 capital (to risk weighted assets), or a 4 percent tier 1 capital (to average assets). At December 31, 2008 and 2007, each of the bank subsidiaries' capital measures exceed the highest supervisory threshold, which requires total capital (to risk weighted assets) of at least 10 percent, tier 1 capital (to risk weighted assets) of at least 6 percent, and a leverage capital (to average assets) of at least 5 percent.

11. REGULATORY CAPITAL ... CONTINUED

Each of the bank subsidiaries was considered well capitalized by the respective regulator as of December 31, 2008 and 2007. There are no conditions or events since year-end that management believes have changed the Company's or subsidiaries' risk-based capital category.

The bank subsidiaries are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2008, approximately $108,269,000 of retained earnings was available for dividend declaration without prior regulatory approval.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

                                                Years ended December 31,
                                               --------------------------
           (dollars in thousands)                2008      2007     2006
--------------------------------------------   --------   ------   ------
Current:
   Federal .................................   $ 37,373   29,016   26,740
   State ...................................      8,271    6,491    6,317
                                               --------   ------   ------
      Total current tax expense ............     45,644   35,507   33,057
                                               --------   ------   ------
Deferred:
   Federal .................................     (9,979)    (348)  (1,453)
   State ...................................     (2,064)     (72)    (347)
                                               --------   ------   ------
      Total deferred tax (income) expense ..    (12,043)    (420)  (1,800)
                                               --------   ------   ------
         Total income tax expense ..........   $ 33,601   35,087   31,257
                                               ========   ======   ======

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                    Years ended December 31,
                                                    ------------------------
                                                       2008   2007   2006
                                                       ----   ----   ----
Federal statutory rate ..........................      35.0%  35.0%  35.0%
State taxes, net of federal income tax benefit ..       4.1%   4.0%   4.2%
Tax-exempt interest income ......................      -4.9%  -4.4%  -5.0%
Other, net ......................................      -0.3%  -0.8%  -0.4%
                                                       ----   ----   ----
                                                       33.9%  33.8%  33.8%
                                                       ====   ====   ====

12. FEDERAL AND STATE INCOME TAXES ... CONTINUED

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                           December 31,
                                                        ------------------
                (dollars in thousands)                    2008     2007
-----------------------------------------------------   --------   -------
Deferred tax assets:
  Allowance for loan and lease losses ...............   $ 30,061    21,359
  Deferred compensation .............................      2,896     2,542
  Stock based compensation ..........................      3,100     2,236
  Impairment of equity securities (FHLMC & FNMA) ....      2,976        --
  Available-for-sale securities .....................        803        --
  Other .............................................      3,940     1,555
                                                        --------   -------
     Total gross deferred tax assets ................     43,776    27,692
                                                        ========   =======
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends ............    (10,012)  (10,033)
  Fixed assets, due to differences in depreciation ..     (6,393)   (5,025)
  Intangibles .......................................     (7,897)   (6,930)
  Deferred loan costs ...............................     (3,768)   (2,745)
  Available-for-sale securities .....................         --    (2,027)
  Other .............................................     (1,414)   (1,413)
                                                        --------   -------
     Total gross deferred tax liabilities ...........    (29,484)  (28,173)
                                                        --------   -------
        Net deferred tax asset (liability) ..........   $ 14,292      (481)
                                                        ========   =======

The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank has operations in Wyoming and Mountain has operations in Washington, neither Wyoming nor Washington imposes a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 remain subject to examination by federal, Montana, Idaho, Colorado and Utah tax authorities and income tax returns for the year ended December 31, 2003 remain subject to examination by the state of Montana and Idaho.

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

                                                                Dollars in
                                                                 Thousands
                                                                ----------
Balance at January 1, 2007 ..................................      $300
Reduction of unrecognized tax benefits for expired periods ..       (90)
                                                                   ----
Balance at December 31, 2007 ................................       210
Reduction of unrecognized tax benefits for expired periods ..       (58)
                                                                   ----
Balance at December 31, 2008 ................................      $152
                                                                   ====

If the unrecognized tax benefit amount at December 31, 2008 was recognized, it would decrease the Company's effective tax rate from 33.9 percent to 33.7 percent. The Company believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the years ended December 31, 2008 and 2007, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $37,000 and $50,000 accrued for the payment of interest at December 31, 2008 and 2007, respectively. The Company had accrued $0 for the payment of penalties at December 31, 2008 and 2007, respectively.

12. FEDERAL AND STATE INCOME TAXES ... CONTINUED

There is no valuation allowance at December 31, 2008 and 2007 because management believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income.

Retained earnings at December 31, 2008 includes approximately $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year federal bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal bad debt reserve into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that is subject to a "safe harbor" provision requiring an annual 3 percent non-elective contribution by the Company. To be considered eligible for the plan, an employee must be 21 year of age and have been employed for a full calendar quarter. In addition, elective contributions, depending on the Company's profitability, may be made to the plan. To be considered eligible for the elective contributions, an employee must be 21 years of age, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions. The total plan expense for the years ended December 31, 2008, 2007, and 2006 was approximately $3,034,000, $3,964,000 and $4,730,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60 percent of their monthly salaries. The Company matches an amount equal to 50 percent of the employee's contribution, up to 6 percent of the employee's total pay. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2008, 2007 and 2006 was approximately $1,445,000, $1,333,000, and $1,120,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 50 percent of a participants' salary, and for 100 percent of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $461,000, $543,000, and $643,000, for the years ending December 31, 2008, 2007, and 2006, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2008, 2007, and 2006 for this plan were approximately $261,000, $259,000, and $226,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2008, the liability related to the obligations was approximately $1,684,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligations during 2008 was insignificant.

The Company has a Supplemental Executive Retirement Plan (SERP) which is intended to supplement payments due to participants upon retirement under the Company's other qualified plans. The Company credits the participant's account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant's account under the tax-qualified plans were it not for limitations imposed by the Internal Revenue Service (IRS), or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company's required contribution to the SERP for the years ended December 31, 2008, 2007 and 2006 was approximately $67,000, $70,000, and $102,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2008, 2007, and 2006 for this plan were approximately $50,000, $52,000, and $48,000, respectively.

The Company has elected to self-insure certain costs related to employee health and accident benefit programs as of January 1, 2007 and also the employee dental program beginning January 1, 2008. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis for the employee health and accident benefit programs.

The Company has entered into employment contracts with 17 senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             For the Years Ended December 31,
                                          --------------------------------------
                                              2008         2007          2006
                                          -----------   ----------   -----------
Net earnings available to common
   stockholders, basic and diluted ....   $65,657,000   68,603,000   61,131,000
                                          -----------   ----------   ----------
Average outstanding shares - basic ....    54,851,145   53,236,489   49,727,299
Add: Dilutive stock options ...........       152,669      511,909      769,878
                                          -----------   ----------   ----------
Average outstanding shares - diluted ..    55,003,814   53,748,398   50,497,177
                                          ===========   ==========   ==========
Basic earnings per share ..............   $      1.20         1.29         1.23
                                          ===========   ==========   ==========
Diluted earnings per share ............   $      1.19         1.28         1.21
                                          ===========   ==========   ==========

There were approximately 1,421,000, 701,000, and 606,000 options excluded from the diluted share calculation for December 31, 2008, 2007, and 2006, respectively, due to the option exercise price exceeding the market price of the Company's common stock.

15. STOCK OPTION PLANS

The Company has stock-based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of stock options to outside Directors of the Company. The Directors 1994 Stock Option Plan will expire in March of 2009. The Employees 1995 Stock Option Plan was approved to provide the grant of stock options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired stock options outstanding. The 2005 Stock Incentive Plan provides awards to certain full-time employees and directors of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options, the shares are obtained from the authorized and unissued stock.

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

The Company adopted SFAS No. 123 (Revised) Share-Based Payment, as of January 1, 2006 and, accordingly, has determined compensation cost based on the fair value of stock options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the twelve months ended December 31, 2008, the compensation cost for the stock option plans was $2,782,000, with a corresponding income tax benefit of $1,096,000, resulting in a net earnings and cash flow from operations reduction of $1,686,000, or a decrease of $.03 per share for both basic and diluted earnings per share. Additionally, in the Consolidated Statement of Cash Flows, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $1,325,000 the twelve months ended December 31, 2008. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 1 year was $1,110,000 as of December 31, 2008. The total fair value of shares vested for the year ended December 31, 2008 and 2007 was $3,596,000 and $2,013,000,
respectively.

15. STOCK OPTION PLANS ... CONTINUED

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

                                                 Options granted during
                                                 ---------------------
                                                   2008    2007    2006
                                                  -----   -----   -----
Fair Value of Stock Options - Black Scholes ..    $3.56   $5.05   $4.31
Expected Volatility ..........................       29%     26%     27%
Expected Dividends ...........................     2.30%   2.12%   2.23%
Risk Free Interest Rate ......................     2.49%   4.80%   4.35%
Expected Life ................................     3.46    3.47    3.30

At December 31, 2008, total shares available for stock option grants to employees and directors are 3,602,676. Changes in shares granted for stock options for the years ended December 31, 2008, 2007, and 2006, respectively, are summarized as follows:

                                                      Weighted
                                                       average
                                        Options    exercise price
                                       ---------   --------------
Outstanding at December 31, 2007 ...   2,903,517        18.62
Canceled ...........................    (153,860)       21.41
Granted ............................     598,810        18.19
Exercised ..........................    (719,858)       13.61
                                       ---------
Outstanding at December 31, 2008 ...   2,628,609        19.73
                                       =========
Excercisable at December 31, 2008 ..   1,548,219        18.82
                                       =========

The range of exercise prices on options outstanding and exercisable at December 31, 2008 is as follows:

                                                                        Options exercisable
                                                                   ----------------------------
                                   Weighted          Weighted                       Weighted
                    Options         average          average         Options        average
  Price range     Outstanding   exercise price   life of options   Exercisable   exercise price
  -----------     -----------   --------------   ---------------   -----------   --------------
     $5.97             3,348        $ 5.97           .4 years           3,348        $ 5.97
$13.35 -$18.30     1,197,711         17.46          3.1 years         701,861         16.13
$18.74 - $24.73    1,427,550         22.47          2.6 years         843,010         21.32
                   ---------                                        ---------
                   2,628,609         19.73          2.9 years       1,548,219         18.82
                   =========                                        =========

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for Glacier Bancorp, Inc.:

                                                         December 31,
         STATEMENTS OF FINANCIAL CONDITION            ------------------
               (dollars in thousands)                   2008       2007
---------------------------------------------------   --------   -------
Assets:
   Cash ...........................................   $  1,036     2,374
   Interest bearing cash deposits .................     97,221    19,686
                                                      --------   -------
      Cash and cash equivalents ...................     98,257    22,060
   Investment securities, available-for-sale ......         --     1,274
   Other assets ...................................     14,443    10,225
   Investment in subsidiaries .....................    702,183   627,333
                                                      --------   -------
                                                      $814,883   660,892
                                                      ========   =======
Liabilities and Stockholders' Equity:
   Dividends payable ..............................   $  7,973     6,974
   Subordinated debentures ........................    121,037   118,559
   Other liabilities ..............................      8,933     6,783
                                                      --------   -------
      Total liabilities ...........................    137,943   132,316
   Common stock ...................................        613       536
   Paid-in capital ................................    491,794   374,728
   Retained earnings ..............................    185,776   150,195
   Accumulated other comprehensive (loss) income ..     (1,243)    3,117
                                                      ========   =======
      Total stockholders' equity ..................    676,940   528,576
                                                      --------   -------
                                                      $814,883   660,892
                                                      ========   =======

                                                                        Years ended December 31,
                      STATEMENTS OF OPERATIONS                         -------------------------
                       (dollars in thousands)                            2008     2007     2006
--------------------------------------------------------------------   -------   ------   ------
Revenues
   Dividends from subsidiaries .....................................   $20,500   40,550   25,400
   Other income ....................................................       747      889      754
   Intercompany charges for services ...............................    12,656   11,345    9,711
                                                                       -------   ------   ------
      Total revenues ...............................................    33,903   52,784   35,865
Expenses
   Employee compensation and benefits ..............................     7,769    7,564    6,508
   Other operating expenses ........................................    13,044   12,969   10,230
                                                                       -------   ------   ------
      Total expenses ...............................................    20,813   20,533   16,738
   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries .....................................    13,090   32,251   19,127
   Income tax benefit ..............................................     1,952    4,444      298
                                                                       -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries ..    15,042   36,695   19,425
   Subsidiary earnings in excess of dividends distributed ..........    50,615   31,908   41,706
                                                                       -------   ------   ------
Net earnings .......................................................   $65,657   68,603   61,131
                                                                       =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

                                                                       Years ended December 31,
                  STATEMENTS OF CASH FLOWS                            --------------------------
                   (dollars in thousands)                               2008      2007     2006
-------------------------------------------------------------------   --------  -------  -------
Operating Activities
   Net earnings ...................................................   $ 65,657   68,603   61,131
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Subsidiary earnings in excess of dividends distributed .........    (50,615) (31,908) (41,706)
   Excess tax benefits related to the exercise of stock options ...     (1,325)  (1,745)  (1,217)
   Net increase in other assets and other liabilities .............      3,411    5,316    4,986
                                                                      --------  -------  -------
Net cash provided by operating activities .........................     17,128   40,266   23,194
                                                                      ========  =======  =======
Investing activities
   Proceeds from sales, maturities and prepayments of securities
      available-for-sale ..........................................      1,270       --       --
   Equity contribution to subsidiary banks ........................    (15,455) (10,416) (65,035)
   Net addition of premises and equipment .........................     (2,741)  (3,401)  (1,902)
                                                                      --------  -------  -------
Net cash used by investing activities .............................    (16,926) (13,817) (66,937)
                                                                      --------  -------  -------
Financing activities
   Proceeds from issuance of subordinated debentures ..............         --       --   65,000
   Repayment of subordinated debentures ...........................         --       --  (35,000)
   Cash dividends paid ............................................    (29,079) (26,694) (22,558)
   Excess tax benefits from stock options .........................      1,325    1,745    1,217
   Proceeds from exercise of stock options and
      other stock issued...........................................    103,749    6,154   36,403
   Cash paid for stock dividends ..................................         --       --       (5)
                                                                      --------  -------  -------
Net cash provided by (used) financing activities ..................     75,995  (18,795)  45,057
                                                                      --------  -------  -------
Net increase in cash and cash equivalents .........................     76,197    7,654    1,314
Cash and cash equivalents at beginning of year ....................     22,060   14,406   13,092
                                                                      --------  -------  -------
Cash and cash equivalents at end of year ..........................   $ 98,257   22,060   14,406
                                                                      ========  =======  =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows (dollars in thousands except per share amounts):

                                                       QUARTERS ENDED, 2008
                                 -------------------------------------------------------------
                                    MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                 -------------   -------------   -------------   -------------
Interest income ..............   $      76,016          74,573          75,689          76,707
Interest expense .............          27,387          22,273          22,113          18,599
                                 -------------   -------------   -------------   -------------
Net interest income ..........          48,629          52,300          53,576          58,108
Gain (Loss) on investments ...             248              --          (7,593)             --
Provision for loan losses ....           2,500           5,042           8,715          12,223
Earnings before income taxes            26,778          28,196          18,854          25,430
Net earnings .................          17,399          18,459          12,785          17,014
Basic earnings per share .....            0.32            0.35            0.23            0.30
Diluted earnings per share ...            0.32            0.34            0.24            0.29
Dividends per share ..........            0.13            0.13            0.13            0.13
Market range high-low ........   $20.48-$15.54   $21.78-$15.99   $27.72-$14.46   $25.36-$14.12

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. During the third quarter of 2008, the Company incurred a $7,593,000 OTTI charge with respect to its investments in Freddie Mac preferred stock and Fannie Mae common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value, however, the Company retains ownership.

                                                     Quarters Ended, 2007
                                 -------------------------------------------------------------
                                   March 31          June 30      September 30    December 31
                                 -------------   -------------   -------------   -------------
Interest income ..............   $      71,920          75,293          78,430          79,117
Interest expense .............          28,829          30,097          31,447          30,918
                                 -------------   -------------   -------------   -------------
Net interest income ..........          43,091          45,196          46,983          48,199
Loss on investments ..........              (8)             --              --              --
Provision for loan losses ....           1,195           1,210           1,315           2,960
Earnings before
   income taxes...............          24,405          25,323          26,950          27,012
Net earnings .................          16,093          16,725          17,639          18,146
Basic earnings per share .....            0.31            0.31            0.33            0.34
Diluted earnings per share ...            0.30            0.31            0.33            0.34
Dividends per share ..........            0.12            0.12            0.13            0.13
Market range high-low ........   $25.39-$22.76   $24.61-$19.55   $24.00-$18.41   $23.85-$17.57

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB issued Staff Position ("FSP") SFAS 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 has been applied prospectively as of January 1, 2008.

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

The following are the assets measured at fair value on a recurring basis at and for the period ended December 31, 2008.

                                     Carrying       Assets/       Quoted prices    Significant
                                     value of     Liabilities   in active market      other       Significant
                                     Assets/      measured at     for identical     observable   Unobservable
                                   Liabilities    Fair Value         assets          inputs         Inputs
     (Dollars in thousands)        at 12/31/08     12/31/08         (Level 1)       (Level 2)     (Level 3)
--------------------------------   -----------   ------------   ----------------   -----------   ------------
Financial Assets:
   Investment securities .......     $434,677       434,677            --            418,853        15,824
   Mortgage-backed securities ..      494,470       494,470            --            486,873         7,597
                                     --------       -------           ---            -------        ------
      Total financial assets ...     $929,147       929,147            --            905,726        23,421
                                     ========       =======           ===            =======        ======

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

The following is a description of the valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period.

Investments and mortgage-backed securities - fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2008.

                                                     Significant
                                                    Unobservable
                                                       Inputs
          (Dollars in thousands)                      (Level 3)
-------------------------------------------------   ------------
Balance as of January 1, 2008....................      $16,948
Total unrealized gains included in
   other comprehensive income....................         (747)
Amortization, accretion, or principal payments...         (377)
Transfers into level 3...........................        7,597
                                                       -------
Balance as of December 31, 2008..................      $23,421
                                                       =======

The change in unrealized losses related to available-for-sale securities are reported in the accumulated other comprehensive income (loss).

Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at December 31, 2008.

                                        Carrying       Assets/       Quoted prices    Significant
                                        value of     Liabilities   in active market      other       Significant
                                        Assets/      measured at     for identical     observable   Unobservable
                                      Liabilities    Fair Value         assets          inputs         Inputs
     (Dollars in thousands)           at 12/31/08     12/31/08         (Level 1)       (Level 2)     (Level 3)
-----------------------------------   -----------   ------------   ----------------   -----------   ------------
Financial Assets:
   Impaired Loans, net of
      allowance for loan and lease
      losses ......................     $71,950        71,950             --               --           71,950
                                        -------        ------            ---              ---           ------
      Total financial assets ......     $71,950        71,950             --               --           71,950
                                        =======        ======            ===              ===           ======

The following is a description of the valuation methodologies used for financial assets measured at fair value on a nonrecurring basis. There have been no significant changes in the valuation techniques during the period.

Impaired Loans, net of ALLL - loans included in the Company's financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the fair value of the collateral. Impaired loans are classified within Level 3 of the fair value hierarchy.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

The following presents the estimated fair values as in accordance with FAS 107, Disclosures about Fair Value of Financial Instruments, as of December 31, 2008 and 2007.

                                                                  2008                     2007
                                                        -----------------------   ----------------------
            (dollars in thousands)                        Amount     Fair Value    Amount     Fair Value
-----------------------------------------------------   ----------   ----------   ---------   ----------
Financial Assets:
   Cash on hand and in banks ........................   $  125,123      125,123     145,697     145,697
   Federal funds sold ...............................        6,480        6,480         135         135
   Interest bearing cash deposits ...................        3,652        3,652      81,777      81,777
   Investment securities ............................      434,677      434,677     297,136     297,136
   Mortgage-backed securities .......................      494,470      494,470     343,373     343,373
   FHLB and FRB stock ...............................       60,945       60,945      59,815      59,815
   Loans receivable, net of allowance for loan
      and lease losses...............................    4,053,454    4,064,215   3,557,122   3,580,202
   Accrued interest receivable ......................       28,777       28,777      26,168      26,168
                                                        ----------    ---------   ---------   ---------
      Total financial assets ........................   $5,207,578    5,218,339   4,511,223   4,534,303
                                                        ==========    =========   =========   =========
Financial Liabilities:
   Deposits .........................................   $3,262,475    3,273,076   3,184,478   3,192,594
   Advances from the FHLB ...........................      338,456      344,597     538,949     538,949
   Federal Reserve Bank discount window .............      914,000      914,000          --          --
   Repurchase agreements and other borrowed funds ...      196,731      196,749     401,621     401,628
   Subordinated debentures ..........................      121,037       63,840     118,559     110,420
   Accrued interest payable .........................        9,751        9,751      13,281      13,281
                                                        ----------    ---------   ---------   ---------
      Total financial liabilities ...................   $4,842,450    4,802,013   4,256,888   4,256,872
                                                        ==========    =========   =========   =========

The following is a description of the methods used to estimate the fair value of all other financial instruments recognized at amounts other than fair value.

Financial Assets

The estimated fair value is the book value of cash, federal funds sold, interest bearing cash deposits, and accrued interest receivable. The estimated fair value of FHLB and FRB stock is book value, due to the restrictions that such stock may only be sold to another member institution or the FHLB or FRB at their par value.

Loans receivable, net of ALLL - fair value for unimpaired loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the fair value of the collateral.

Financial Liabilities

The estimated fair value of accrued interest payable is the book value.

Deposits - fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.

Advances from FHLB - fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

Repurchase agreements and other borrowed funds - fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Subordinated debentures - fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics.

Off-balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value. See Note 4 to consolidated financial statements.

19. CONTINGENCIES AND COMMITMENTS

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $2,561,000, $2,099,000, and
$1,784,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company's subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $476,000, $346,000, and $333,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008 are as follows (dollars in thousands):

                                           Capital   Operating
Years ended December 31,                    Leases     Leases     Total
------------------------                   -------   ---------   ------
2009                                        $  229     2,488      2,717
2010                                           231     2,372      2,603
2011                                           233     2,053      2,286
2012                                           235     1,555      1,790
2013                                           238     1,313      1,551
Thereafter                                   2,179     7,349      9,528
                                            ------    ------     ------
Total minimum lease payments                $3,345    17,130     20,475
                                                      ======     ======
Less: Amounts representing interest
                                             1,236
                                            ------
Present value of minimum lease payments      2,109
Less: Current portion of
   obligations under capital leases             68
                                            ------
Long-term portion of
   obligations under capital leases          2,041
                                            ======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

20. ACQUISITIONS

On December 1, 2008, the Company acquired Bank of the San Juans Bancorporation and its San Juans subsidiary bank, with total assets of $157,648,000, loans of $139,376,000 and deposits of $118,934,000. The purchase price included core deposit intangible of $2,101,000 and goodwill of $6,451,000. The Company is currently evaluating the fair values of the assets and liabilities acquired. Adjustment of the allocated purchase price may be required for pre-acquisition contingencies of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

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

On April 30, 2008, Whitefish was merged into Glacier with operations conducted under the Glacier charter. The five subsidiaries acquired as a result of the acquisition of CDC included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively. On June 21, 2007, Western Bank of Chinook was merged into First National Bank of Lewistown and renamed First Bank of Montana. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries' historical results.

The accounting policies of the individual operating segments are the same as those of the Company described in Note 1. Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

The following is a summary of selected operating segment information for the years ended and as of December 31, 2008, 2007, and 2006.

                 2008                                  Mountain      First                  1st
        (dollars in thousands)            Glacier        West      Security    Western     Bank      Big Sky    Valley    Citizens
-------------------------------------   -----------   ----------   --------   --------   --------   --------   --------   --------
Net interest income
                                         $   52,900       45,614     34,212     20,739     19,526     15,595     12,764      7,676
Provision for loan losses ...........        (8,825)     (11,150)    (1,750)      (540)    (1,675)    (2,200)      (810)      (750)
                                         ----------    ---------    -------    -------    -------    -------    -------    -------
Net interest income after
   provision for loan and lease
   losses ...........................        44,075       34,464     32,462     20,199     17,851     13,395     11,954      6,926
Noninterest income ..................        13,926       20,353      6,987      3,200      3,877      3,608      4,542      2,855
Core deposit amortization ...........          (392)        (196)      (511)      (623)      (571)       (23)       (42)      (128)
Other noninterest expense ...........       (27,074)     (41,922)   (17,128)   (16,071)   (11,505)    (7,390)    (8,684)    (6,407)
                                         ----------    ---------    -------    -------    -------    -------    -------    -------
Earnings before income taxes ........        30,535       12,699     21,810      6,705      9,652      9,590      7,770      3,246
Income tax (expense) benefit ........       (10,910)      (3,628)    (7,282)    (1,818)    (3,325)    (3,587)    (2,251)    (1,092)
                                         ----------    ---------    -------    -------    -------    -------    -------    -------
Net income ..........................    $   19,625        9,071     14,528      4,887      6,327      6,003      5,519      2,154
                                         ==========    =========    =======    =======    =======    =======    =======    =======
Assets ..............................    $1,250,774    1,226,869    954,218    609,678    466,774    332,325    297,875    217,697
Loans, net of ALLL ..................       963,107      955,486    561,980    354,199    259,639    287,394    196,262    159,412
Goodwill ............................         8,900       23,159     18,582     22,311     30,742      1,752      1,770      9,553
Deposits ............................       609,473      680,404    545,199    357,729    347,346    179,834    185,505    135,970
Stockholders' equity ................       129,890      124,881    116,856     83,843     71,558     40,384     31,483     29,110

                                            San       First Bank
                                           Juans        of MT       Morgan     Parent      Other    Eliminations   Consolidated
                                        -----------   ----------   --------   --------   --------   ------------   ------------
Net interest income
                                           $    575        6,676      3,169     (6,762)       (71)            --       212,613
Provision for loan losses ...........           (53)        (390)      (337)        --         --             --        (28,480)
                                           --------      -------    -------    -------     ------     ----------      ---------
Net interest income after
   provision for loan and lease
   losses............................           522        6,286      2,832     (6,762)       (71)            --        184,133
Noninterest income ..................            85          768        851     83,891        248        (84,157)        61,034
Core deposit amortization ...........           (19)        (405)      (141)        --         --             --         (3,051)
Other noninterest expense ...........          (397)      (3,083)    (2,638)   (13,424)      (204)        13,069       (142,858)
                                           --------      -------    -------    -------     ------     ----------      ---------
Earnings before income taxes ........           191        3,566        904     63,705        (27)       (71,088)        99,258
Income tax (expense) benefit ........           (75)      (1,279)      (306)     1,952         --             --        (33,601)
                                           --------      -------    -------    -------     ------     ----------      ---------
Net income ..........................      $    116        2,287        598     65,657        (27)       (71,088)        65,657
                                           ========      =======    =======    =======     ======     ==========      =========
Assets ..............................      $165,784      154,645    100,095    814,883      3,341     (1,040,988)     5,553,970
Loans, net of ALLL ..................       142,114      114,177     60,731         --         --         (1,047)     4,053,454
Goodwill ............................         6,451       12,556     10,976         --         --             --        146,752
Deposits ............................       143,056      113,531     70,885         --         --       (106,457)     3,262,475
Stockholders' equity ................        21,207       29,329     23,642    676,940      1,577       (703,760)       676,940

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

                2007                                      Mountain      First                  1st
        (dollars in thousands)               Glacier        West      Security    Western     Bank      Big Sky     Valley
----------------------------------------   -----------   ----------   --------   --------   --------   ---------   --------
Net interest income.....................   $   40,270       41,115     32,674     19,069     16,861      12,610     10,680
Provision for loan losses ..............       (1,580)      (2,225)    (1,100)        --       (585)       (645)      (405)
                                           ----------     --------    -------    -------    -------     -------    -------
Net interest income after
   provision for loan and lease
   losses ..............................       38,690       38,890     31,574     19,069     16,276      11,965     10,275
Noninterest income .....................       13,473       19,861      6,844      8,792      3,399       3,583      4,655
Core deposit amortization ..............         (415)        (208)      (554)      (675)      (531)        (23)       (42)
Other noninterest expense ..............      (25,231)     (36,745)   (17,295)   (15,972)   (10,490)     (7,220)    (8,222)
                                           ----------    ---------    -------    -------    -------     -------    -------
Earnings.before income taxes ...........       26,517       21,798     20,569     11,214      8,654       8,305      6,666
Income tax (expense) benefit ...........       (9,294)      (7,701)    (7,027)    (4,129)    (3,157)     (3,144)    (1,955)
                                           ----------    ---------    -------    -------    -------     -------    -------
Net income..............................   $   17,223       14,097     13,542      7,085      5,497       5,161      4,711
                                           ==========    =========    =======    =======    =======     =======    =======
Assets .................................   $1,101,112    1,038,294    792,882    508,729    456,273     315,885    282,643
Loans, net of ALLL .....................      863,253      836,426    548,682    321,533    246,478     262,934    195,682
Goodwill................................        8,900       23,159     18,582     22,311     30,742       1,752      1,770
Deposits................................      579,190      666,330    533,260    345,273    365,906     215,771    187,657
Stockholders' equity ...................      115,247      114,538    109,320     83,226     67,003      35,406     27,323

                                                         First Bank
                                             Citizens       of MT      Morgan     Parent      Other    Eliminations   Consolidated
                                           -----------   ----------   --------   --------   --------   ------------   ------------
Net interest income.....................    $  7,532        6,308       3,274     (6,859)      (65)            --        183,469
Provision for loan losses ..............         (75)         (20)        (45)        --        --             --         (6,680)
                                            --------      -------      ------    -------     -----       --------      ---------
Net interest income after
  provision for loan and lease losses ..       7,457        6,288       3,229     (6,859)      (65)            --        176,789
Noninterest income .....................       2,550          736         813     84,025       224        (84,137)        64,818
Core deposit amortization ..............        (146)        (451)       (157)        --        --             --         (3,202)
Other noninterest expense ..............      (6,102)      (3,426)     (2,525)   (13,006)     (192)        11,711       (134,715)
                                            --------      -------      ------    -------     -----       --------      ---------
Earnings before income taxes ...........       3,759        3,147       1,360     64,160       (33)       (72,426)       103,690
Income tax (expense) benefit ...........      (1,403)      (1,395)       (325)     4,443        --             --        (35,087)
                                            --------      -------      ------    -------     -----       --------      ---------
Net income..............................    $  2,356        1,752       1,035     68,603       (33)       (72,426)        68,603
                                            ========      =======      ======    =======     =====       ========      =========
Assets .................................    $182,769      149,483      95,054    660,892     3,385       (770,071)     4,817,330
Loans, net of ALLL .....................     131,988       98,897      52,322         --        --         (1,073)     3,557,122
Goodwill ...............................       9,553       12,556      10,976         --        --             --        140,301
Deposits ...............................     139,228      113,692      73,375         --        --        (35,204)     3,184,478
Stockholders' equity ...................      27,808       26,941      20,520    528,576     1,605       (628,937)       528,576

21. OPERATING SEGMENT INFORMATION ... CONTINUED


                2006                                     Mountain      First                 1st
       (dollars in thousands)               Glacier        West      Security   Western      Bank     Big Sky     Valley
---------------------------------------   -----------   ----------   --------   --------   --------   --------   --------
Net interest income....................    $ 36,679       36,133      30,366     16,299     11,525     12,054      9,893
Provision for loan losses .............      (1,080)      (1,500)       (600)        --       (300)      (305)      (485)
                                           --------      -------     -------    -------    -------    -------    -------
Net interest income after
   provision for loan and
   lease losses .......................      35,599       34,633      29,766     16,299     11,225     11,749      9,408
Noninterest income ....................      11,857       16,442       5,351      5,645      2,939      2,781      3,938
Core deposit amortization .............        (286)        (219)       (383)      (329)      (408)       (23)       (43)
Other noninterest expense .............     (22,064)     (31,057)    (15,149)   (11,748)    (8,153)    (6,561)    (7,649)
                                           --------      -------     -------    -------    -------    -------    -------
Earnings before income taxes ..........      25,106       19,799      19,585      9,867      5,603      7,946      5,654
Income tax (expense) benefit ..........      (8,516)      (6,163)     (6,303)    (1,797)    (2,358)    (2,703)    (1,626)
                                           --------      -------     -------    -------    -------    -------    -------
Net income.............................    $ 16,590       13,636      13,282      8,070      3,245      5,243      4,028
                                           ========      =======     =======    =======    =======    =======    =======
Assets ................................    $989,496      918,985     829,796    591,378    324,560    274,888    269,442
Loans, net of ALLL ....................     741,089      701,390     537,382    364,899    152,197    218,482    177,507
Goodwill ..............................       8,916       23,159      18,605     19,892     22,508      1,752      1,770
Deposits ..............................     612,461      693,323     547,711    395,245    255,834    223,605    183,233
Stockholders' equity ..................     104,762       98,954     102,912     82,764     43,911     31,282     24,247

                                                        First Bank
                                            Citizens       of MT      Morgan     Parent      Other    Eliminations   Consolidated
                                          -----------   ----------   --------   --------   --------   ------------   ------------
Net interest income ....................   $  8,247        1,580       1,090     (5,505)      (73)            --        158,288
Provision for loan losses ..............       (900)          --         (22)        --        --             --         (5,192)
                                           --------      -------      ------    -------     -----       --------      ---------
Net interest income after
   provision for loan and
   lease losses ........................      7,347        1,580       1,068     (5,505)      (73)            --        153,096
Noninterest income .....................      2,161          200         318     77,026       229        (77,045)        51,842
Core deposit amortization ..............       (164)        (115)        (54)        --        --             --         (2,024)
Other noninterest expense ..............     (5,898)        (691)       (651)   (10,688)     (270)        10,053       (110,526)
                                           --------      -------      ------    -------     -----       --------      ---------
Earnings before income taxes ...........      3,446          974         681     60,833      (114)       (66,992)        92,388
Income tax (expense) benefit ...........     (1,507)        (334)       (248)       298        --             --        (31,257)
                                           --------      -------      ------    -------     -----       --------      ---------
Net income .............................   $  1,939          640         433     61,131      (114)       (66,992)        61,131
                                           ========      =======      ======    =======     =====       ========      =========
Assets .................................   $172,517      148,097      95,991    586,412     3,452       (733,716)     4,471,298
Loans, net of ALLL .....................    137,779       90,595      45,302         --        --         (1,098)     3,165,524
Goodwill ...............................      9,553       12,660      10,901         --        --             --        129,716
Deposits ...............................    128,317      116,512      75,348         --        --        (24,056)     3,207,533
Stockholders' equity ...................     25,549       25,766      20,308    456,143     1,648       (562,103)       456,143

22. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The EITF amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. The issue is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The Company has evaluated this issue and determined that it is not currently applicable to the Company, but could be applicable in the future at which time the Company will determine any material effect on the Company's financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the

22. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS...CONTINUED

transferor (nontransferor) of financial assets to the qualifying SPE and (b) a FSP on SFAS 140 and Interpretation 46(R) (FSP FAS 140-4 and FIN 46R-8) servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. The issue shall be effective for the first reporting period (interim or annual) ending after December 15, 2008. The Company has evaluated the impact of the adoption of this FSP and determined there was not a material effect on the Company's financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS 157 No., Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issue is effective upon issuance, including prior periods for which financial statements have been issued. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The issue is effective upon issuance. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. The FSP amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (R), Business Combinations, regardless of whether those assets and liabilities are related to leases. The issue is effective upon the initial adoption of SFAS 157. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree b) Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase c) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial

22. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS...CONTINUED

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations. At present, the Company has chosen not to measure the permitted items at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations. For additional information relating to fair value measurements, see Note 18.

In September 2006, the FASB EITF issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted the EITF during the first quarter of 2008 resulting in a $997 thousand decrease to retained earnings for the cumulative effect of a change in accounting principles.

23. SUBSEQUENT EVENTS

On February 9, 2009, a definitive agreement to acquire First Company and its bank subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming was announced. First National Bank & Trust has three branch locations in Powell, Cody, and Lovell, Wyoming. As of December 31, 2008, First National Bank & Trust had total assets of $282 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, First National Bank & Trust will become a wholly-owned subsidiary of the Company.

On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan will be combined and included in 1st Bank's historical results. The merger will be accounted for as a combination of two wholly-owned subsidiaries without purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2008, has issued an attestation report on the Company's internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding "Directors and Executive Officers" is set forth under the headings "Business of the Meeting - Information With Respect to Nominees" and "Management" of the Company's 2009 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16 (a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

Information regarding the Company's audit committee financial expert is set forth under the heading "Meetings and Committees of Board of Directors - Committee Membership" in the Company's Proxy Statement and is incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding "Security Ownership of Certain Beneficial Owners and Management" is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement and is incorporated herein by reference.

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

(1)  The following exhibits are included as part of this Form 10-K:

EXHIBIT NO.   EXHIBIT
-----------   ------------------------------------------------------------------
  3(a)        Amended and Restated Articles of Incorporation (1)

  3(b)        Amended and Restated Bylaws (1)

  10(a)* Amended and Restated 1995 Employee Stock Option Plan and related agreements (2)

  10(b)* Amended and Restated 1994 Director Stock Option Plan and related agreements (2)

  10(c)*      Amended and Restated  Deferred  Compensation Plan effective
              January 1, 2005

  10(d)*      Amended and  Restated  Supplemental  Executive  Retirement
              Agreement

  10(e)*      2005 Stock Incentive Plan and related agreements (3)

  10(f)*      Employment  Agreement  dated  January 1, 2009  between the
              Company, Glacier Bancorp, Inc. and Michael J. Blodnick (4)

  10(g)*      Employment  Agreement  dated  January 1, 2009  between the
              Company, vGlacier Bancorp, Inc. and Ron J. Copher (5)

  10(h)*      Employment  Agreement  date  January 1, 2009  between the
              Company, Glacier Bancorp, Inc. and Don Chery (5)

  10(i)*      Employment  agreement dated January 1, 2009,  between Mountain
              West Bank and Jon W. Hippler (5)

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

(1) Incorporated by reference to Exhibit 3.i. and 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

(2) Incorporated by reference to Exhibit 99.1 - 99.4 of the Company's S-8 Registration Statement (No. 333-105995).

(3) Incorporated by reference to exhibits 99.1 through 99.3 of the Company's S-8 Registration Statement (No. 333-125024).

(4) Incorporated by reference to Exhibits 10.1 included in the Company's Form 8-K/A filed by the Company on January 1, 2009.

(5) Incorporated by reference to Exhibits 10.2 through 10.4 included in the Company's Form 8-K filed by the Company on December 23, 2008.

(6) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

*    Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.


                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                            ------------------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009, by the following persons in the capacities indicated.



/s/ Michael J. Blodnick                    President, CEO, and Director
---------------------------------------    (Principal Executive Officer)
Michael J. Blodnick


/s/ Ron J. Copher                          Senior Vice President and CFO
---------------------------------------    (Principal Financial Accounting Officer)
Ron J. Copher

Board of Directors


/s/ Everit A. Sliter                       Chairman
---------------------------------------
Everit A. Sliter


/s/ James M. English                       Director
---------------------------------------
James M. English


/s/ Allen Fetscher                         Director
---------------------------------------
Allen J. Fetscher


/s/ Dallas I. Herron                       Director
---------------------------------------
Dallas I. Herron


/s/ Jon W. Hippler                         Director
---------------------------------------
Jon W. Hippler


/s/ Craig A. Langel                        Director
---------------------------------------
Craig A. Langel


/s/ L. Peter Larson                        Director
---------------------------------------
L. Peter Larson


/s/ Douglas J. McBride                     Director
---------------------------------------
Douglas J. McBride


/s/ John W. Murdoch                        Director
---------------------------------------
John W. Murdoch