Form 10-Q
period 2009-03-31
GLACIER BANCORP INC
filed 2009-05-08
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2009

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large Accelerated Filer [X]            Accelerated Filer         [ ]

         Non-Accelerated Filer   [ ]            Smaller reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on April 23, 2009 was 61,511,389. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
   Item 1 - Financial Statements
      Condensed Consolidated Statements of Financial Condition - Unaudited
         March 31, 2009, March 31, 2008 and audited December 31, 2008 ....     3
      Condensed Consolidated Statements of Operations -
         Unaudited three months ended March 31, 2009 and 2008 ............     4
      Condensed Consolidated Statements of Stockholders' Equity and
         Comprehensive Income - audited year ended December 31, 2008
         and unaudited three months ended March 31, 2009 .................     5
      Condensed Consolidated Statements of Cash Flows -
         Unaudited three months ended March 31, 2009 and 2008 ............     6
      Notes to Condensed Consolidated Financial Statements - Unaudited ...     7
   Item 2 - Management's Discussion and Analysis
      of Financial Condition and Results of Operations ...................    23
   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....    37
   Item 4 - Controls and Procedures ......................................    37
PART II. OTHER INFORMATION ...............................................    38
   Item 1 - Legal Proceedings ............................................    38
   Item 1A - Risk Factors ................................................    38
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..    42
   Item 3 - Defaults Upon Senior Securities ..............................    42
   Item 4 - Submission of Matters to a Vote of Security Holders ..........    42
   Item 5 - Other Information ............................................    42
   Item 6 - Exhibits .....................................................    42
   Signatures ............................................................    43

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,    December 31,    March 31,
(Dollars in thousands, except per share data)                                    2009          2008          2008
---------------------------------------------                                -----------   ------------   -----------
                                                                             (unaudited)     (audited)    (unaudited)
Assets:
   Cash on hand and in banks .............................................   $   110,220       125,123        113,016
   Federal funds sold ....................................................        27,520         6,480            135
   Interest bearing cash deposits ........................................        14,122         3,652         72,662
                                                                             -----------    ----------     ----------
      Cash and cash equivalents ..........................................       151,862       135,255        185,813
   Investment securities .................................................       965,641       990,092        691,270
   Loans receivable, net .................................................     4,002,413     3,998,478      3,585,847
   Loans held for sale ...................................................        74,515        54,976         39,341
   Premises and equipment, net ...........................................       135,688       133,949        124,183
   Real estate and other assets owned, net ...............................        18,985        11,539          2,098
   Accrued interest receivable ...........................................        28,143        28,777         25,900
   Deferred tax asset ....................................................        17,948        14,292           --
   Core deposit intangible, net ..........................................        12,239        13,013         13,184
   Goodwill ..............................................................       146,259       146,752        140,301
   Other assets ..........................................................        27,107        26,847         26,935
                                                                             -----------    ----------     ----------
      Total assets .......................................................   $ 5,580,800     5,553,970      4,834,872
                                                                             ===========    ==========     ==========
Liabilities and stockholders' equity:
   Non-interest bearing deposits .........................................   $   743,552       747,439        770,456
   Interest bearing deposits .............................................     2,551,180     2,515,036      2,388,483
   Advances from Federal Home Loan Bank ..................................       225,695       338,456        472,761
   Securities sold under agreements to repurchase ........................       199,669       188,363        191,369
   Federal Reserve Bank discount window ..................................     1,005,000       914,000         57,000
   U.S. Treasury Tax & Loan ..............................................         3,545         6,067        241,665
   Other borrowed funds ..................................................         2,564         2,301          2,155
   Accrued interest payable ..............................................         8,675         9,751         11,116
   Deferred tax liability ................................................          --            --              932
   Subordinated debentures ...............................................       120,149       121,037        118,559
   Other liabilities .....................................................        38,786        34,580         37,428
                                                                             -----------    ----------     ----------
      Total liabilities ..................................................     4,898,815     4,877,030      4,291,924
                                                                             -----------    ----------     ----------
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      None issued or outstanding .........................................            --            --             --
   Common stock, $.01 par value per share. 117,187,500 shares
      authorized .........................................................           615           613            539
   Paid-in capital .......................................................       494,874       491,794        378,547
   Retained earnings - substantially restricted ..........................       193,552       185,776        159,579
   Accumulated other comprehensive (loss) income .........................        (7,056)       (1,243)         4,283
                                                                             -----------    ----------     ----------
      Total stockholders' equity .........................................       681,985       676,940        542,948
                                                                             -----------    ----------     ----------
      Total liabilities and stockholders' equity .........................   $ 5,580,800     5,553,970      4,834,872
                                                                             ===========    ==========     ==========
   Number of shares outstanding ..........................................    61,509,818    61,331,273     53,918,813
   Book value per share ..................................................   $     11.09         11.04          10.07

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE  MONTHS ENDED MARCH 31,
                                                               -----------------------------
(UNAUDITED - dollars in thousands, except per share data)         2009            2008
---------------------------------------------------------      -----------   ---------------
INTEREST INCOME:
   Real estate loans .......................................   $    14,341         12,592
   Commercial loans ........................................        37,966         42,533
   Consumer and other loans ................................        11,339         12,107
   Investment securities and other .........................        11,886          8,784
                                                               -----------     ----------
      Total interest income ................................        75,532         76,016
                                                               -----------     ----------
INTEREST EXPENSE:
   Deposits ................................................        10,134         16,869
   Federal Home Loan Bank of Seattle advances ..............         1,819          5,718
   Securities sold under agreements to repurchase ..........           594          1,341
   Subordinated debentures .................................         1,907          1,873
   Other borrowed funds ....................................           700          1,586
                                                               -----------     ----------
      Total interest expense ...............................        15,154         27,387
                                                               -----------     ----------
NET INTEREST INCOME ........................................        60,378         48,629
   Provision for loan losses ...............................        15,715          2,500
                                                               -----------     ----------
      Net interest income after provision for loan losses...        44,663         46,129
                                                               -----------     ----------
NON-INTEREST INCOME:
   Service charges and other fees ..........................         9,019          9,471
   Miscellaneous loan fees and charges .....................         1,160          1,490
   Gains on sale of loans ..................................         6,150          3,880
   Gain on sale of investments .............................            --            248
   Other income ............................................         1,048          1,173
                                                               -----------     ----------
      Total non-interest income ............................        17,377         16,262
                                                               -----------     ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense .....        21,944         21,097
   Occupancy and equipment expense .........................         5,895          5,133
   Advertising and promotions expense ......................         1,724          1,539
   Outsourced data processing expense ......................           671            667
   Core deposit intangibles amortization ...................           774            779
   Other expense ...........................................         8,618          6,398
                                                               -----------     ----------
      Total non-interest expense ...........................        39,626         35,613
                                                               -----------     ----------
EARNINGS BEFORE INCOME TAXES ...............................        22,414         26,778
   Federal and state income tax expense ....................         6,635          9,379
                                                               -----------     ----------
NET EARNINGS ...............................................   $    15,779         17,399
                                                               ===========     ==========
Basic earnings per share ...................................   $      0.26           0.32
Diluted earnings per share .................................   $      0.26           0.32
Dividends declared per share ...............................   $      0.13           0.13
Return on average assets (annualized) ......................          1.15%          1.46%
Return on average equity (annualized) ......................          9.27%         12.98%
Average outstanding shares - basic .........................    61,460,619     53,849,608
Average outstanding shares - diluted .......................    61,468,167     54,034,186

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
  YEAR ENDED DECEMBER 31, 2008 AND UNAUDITED THREE MONTHS ENDED MARCH 31, 2009

                                                                                         Retained      Accumulated      Total
                                                           Common Stock                  earnings         Other        stock-
                                                        -----------------   Paid-in   substantially   comprehensive   holders'
(Dollars in thousands, except per share data)             Shares            capital     restricted    income (loss)    equity
---------------------------------------------           ----------   --------------   -------------   -------------   --------
Balance at December 31, 2007 ........................   53,646,480   $536   374,728      150,195           3,117       528,576
Comprehensive income:
   Net earnings .....................................           --     --        --       65,657              --        65,657
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .........           --     --        --           --          (4,360)       (4,360)
                                                                                                                       -------
Total comprehensive income ..........................                                                                   61,297
                                                                                                                       -------
Cash dividends declared ($.52 per share) ............           --     --        --      (29,079)             --       (29,079)
Stock options exercised .............................      719,858      7     9,789           --              --         9,796
Stock issued in connection with acquisition .........      639,935      7     9,280           --              --         9,287
Public offering of stock issued .....................    6,325,000     63    93,890           --              --        93,953
Cumulative effect of change in accounting principle..           --     --        --         (997)             --          (997)
Stock based compensation and tax benefit ............           --     --     4,107           --              --         4,107
                                                        ----------   ----   -------      -------          ------       -------
Balance at December 31, 2008 ........................   61,331,273   $613   491,794      185,776          (1,243)      676,940
Comprehensive income:
   Net earnings .....................................           --     --        --       15,779              --        15,779
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .........           --     --        --           --          (5,813)       (5,813)
                                                                                                                       -------
Total comprehensive income ..........................                                                                    9,966
                                                                                                                       -------
Cash dividends declared ($.13 per share) ............           --     --        --       (8,003)             --        (8,003)
Stock options exercised .............................      178,545      2     2,409           --              --         2,411
Stock based compensation and tax benefit ............           --     --       671           --              --           671
                                                        ----------   ----   -------      -------          ------       -------
Balance at March 31, 2009 (unaudited) ...............   61,509,818   $615   494,874      193,552          (7,056)      681,985
                                                        ==========   ====   =======      =======          ======       =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
(UNAUDITED - dollars in thousands)                                            2009            2008
----------------------------------                                         ----------   ---------------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................   $  19,752         26,541
                                                                           ---------       --------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale ...................................      44,356        171,558
   Purchases of investments available-for-sale .........................     (29,490)      (160,771)
   Principal collected on commercial and consumer loans ................     215,076        240,504
   Commercial and consumer loans originated or acquired ................    (249,997)      (316,583)
   Principal collections on real estate loans ..........................      40,317         83,509
   Real estate loans originated or acquired ............................     (32,698)       (78,778)
   Net purchase of FHLB and FRB stock ..................................        (276)           (31)
   Proceeds from sale of other real estate owned .......................         179             99
   Net addition of premises and equipment and other real estate owned...      (4,561)        (2,685)
                                                                           ---------       --------
      NET CASH USED IN INVESTING ACTIVITIES ............................     (17,094)       (63,178)
                                                                           ---------       --------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits .................................      32,171        (25,539)
   Net decrease in FHLB advances .......................................    (112,761)       (66,188)
   Net increase in securities sold under repurchase agreements .........      11,306         13,328
   Net increase in Federal Reserve Bank discount window ................      91,000         57,000
   Net (decrease) increase in U.S. Treasury Tax and Loan funds .........      (2,522)        20,256
   Net increase (decrease) in other borrowed funds .....................         275            (16)
   Cash dividends paid .................................................      (8,003)        (7,019)
   Excess tax benefits from stock options ..............................          72            402
   Proceeds from exercise of stock options and other stock issued ......       2,411          2,617
                                                                           ---------       --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..............      13,949         (5,159)
                                                                           ---------       --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............      16,607        (41,796)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................     135,255        227,609
                                                                           ---------       --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 151,862        185,813
                                                                           =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ..............................................   $  16,231         29,552
   Cash paid for Income taxes ..........................................       1,000          1,295
   Sale and refinancing of other real estate owned .....................         733             --
   Other real estate acquired in settlement of loans ...................       8,385            129

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2009 and 2008, stockholders' equity and comprehensive income for the three months ended March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2008 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

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

     As of March 31, 2009, the Company is the parent holding company for ten wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming and Utah, and Bank of the San Juans ("San Juans") located in Colorado.

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

     On February 1, 2009, First National Bank of Morgan ("Morgan") merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results. The merger has been accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting.

     On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, was acquired by the Company. The results of operations and financial condition are included from the acquisition date.

     On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier resulting in operations conducted under the Glacier charter. Prior period activity of Whitefish was combined and included in Glacier's historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting.

     In addition, the Company owns five trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), Citizens (ID) Statutory Trust I ("Citizens Trust I") and Bank of the San Juans Trust I ("San Juans Trust I") for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46(R), the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

     See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company were $5.6 billion at March 31, 2009, eight of the ten community banks had total assets of less than $1 billion. First Bank-MT, the smallest community bank subsidiary had $160 million in total assets, while Glacier Bank, the largest community bank subsidiary, had $1.3 billion in total assets at March 31, 2009.

     The following abbreviated organizational chart illustrates the various relationships as of March 31, 2009:

                                              |----------------------------|
                                              |   Glacier Bancorp, Inc.    |
                                              |  (Parent Holding Company)  |
                                              |----------------------------|
                                                              |
|----------------------------|-|----------------------------|---|----------------------------|-|----------------------------|
|         Glacier Bank       | |      Mountain West Bank    | | |     First Security Bank    | |    Western Security Bank   |
|     (MT Community Bank)    | |     (ID Community Bank)    | | |         of Missoula        | |     (MT Community Bank)    |
|                            | |                            | | |     (MT Community Bank)    | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|           1st Bank         | |            Big Sky         | | |         Valley Bank        | |   Citizens Community Bank  |
|     (WY Community Bank)    | |          Western Bank      | | |          of Helena         | |     (ID Community Bank)    |
|                            | |      (MT Community Bank)   | | |     (MT Community Bank)    | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|         Bank of the        | |    First Bank of Montana   | | |                            | |                            |
|          San Juans         | |     (MT Community Bank)    | | |  Glacier Capital Trust II  | | Glacier Capital Trust III  |
|     (CO Community Bank)    | |                            | | |                            | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
             |----------------------------|-|---------------------------------|-|----------------------------|
             |                            | |                                 | |                            |
             |  Glacier Capital Trust IV  | | Citizens (ID) Statutory Trust I | |      San Juans Trust I     |
             |                            | |                                 | |                            |
             |----------------------------| |---------------------------------| |----------------------------|

3)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                        INVESTMENTS AS OF MARCH 31, 2009

                                                                              Gross Unrealized   Estimated
                                                       Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                                   Yield       Cost      Gains    Losses     Value
----------------------                                 --------   ---------   ------   -------   ---------
AVAILABLE FOR SALE:
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing one year through five years ............     1.62%     $    212        2        --        214
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing five years through ten years ...........     2.80%          235       --        (2)       233
   maturing after ten years ........................     2.05%           67       --        --         67
                                                                   --------   ------   -------    -------
                                                         2.64%          302       --        (2)       300
                                                                   --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year ........................     3.61%          759        4        --        763
   maturing one year through five years ............     4.61%        4,481      134        (3)     4,612
   maturing five years through ten years ...........     5.08%       21,507    1,157       (74)    22,590
   maturing after ten years ........................     5.08%      429,773    8,597   (14,612)   423,758
                                                                   --------   ------   -------    -------
                                                         5.08%      456,520    9,892   (14,689)   451,723
                                                                   --------   ------   -------    -------
MORTGAGE-BACKED SECURITIES .........................     4.73%      458,522    7,781   (14,587)   451,716
                                                                   --------   ------   -------    -------
   TOTAL MARKETABLE SECURITIES .....................     4.90%      915,556   17,675   (29,278)   903,953
                                                                   --------   ------   -------    -------
OTHER INVESTMENTS:
FHLB and FRB stock, at cost ........................     1.26%       61,223       --        --     61,223
Other stock, at cost ...............................     3.29%          465       --        --        465
                                                                   --------   ------   -------    -------
   TOTAL INVESTMENTS ...............................     4.67%     $977,244   17,675   (29,278)   965,641
                                                                   ========   ======   =======    =======

                        INVESTMENTS AS OF MARCH 31, 2009

                                                                                                   Estimated
               (Dollars in thousands)               Weighted   Amortized    Gross    Unrealized       Fair
                 AVAILABLE-FOR-SALE:                  Yield       Cost      Gains      Losses        Value
               ----------------------               --------   ---------   -------   -----------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCIES:
   maturing one year through five years .........     1.62%     $    213         4           --         217
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing five years through ten years ........     4.12%          246        --           (2)        244
   maturing after ten years .....................     3.75%           68        --           --          68
                                                                --------   -------     --------    --------
                                                      4.04%          314        --           (2)        312
                                                                --------   -------     --------    --------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .....................     3.76%          940         6           --         946
   maturing one year through five years .........     4.61%        4,482       104           (9)      4,577
   maturing five years through ten years ........     5.08%       20,219     1,030          (80)     21,169
   maturing after ten years .....................     5.08%      408,603     8,121       (9,733)    406,991
                                                                --------   -------     --------    --------
                                                      5.07%      434,244     9,261       (9,822)    433,683
                                                                --------   -------     --------    --------
MORTGAGE-BACKED SECURITIES ......................     4.62%      495,961     4,956       (6,447)    494,470
                                                                --------   -------     --------    --------
   TOTAL MARKETABLE SECURITIES ..................     4.83%      930,732    14,221      (16,271)    928,682
                                                                --------   -------     --------    --------
                 OTHER INVESTMENTS:
FHLB and FRB stock, at cost .....................     1.72%       60,945        --           --      60,945
Other stock, at cost ............................     3.10%          465        --           --         465
                                                                --------   -------     --------    --------
   TOTAL INVESTMENTS ............................     4.64%     $992,142    14,221      (16,271)    990,092
                                                                ========   =======     ========    ========

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

     Investments with an unrealized loss position at March 31, 2009:

                                                     Less than 12 months     12 months or more            Total
                                                    ---------------------   -------------------   --------------------
                                                      Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
              (dollars in thousands)                  Value       Loss       Value      Loss       Value       Loss
              ----------------------                --------   ----------   ------   ----------   -------   ----------
Government Sponsored Enterprises ................   $     --         --        236          2         236          2
State and Local Governments and other issues ....    154,435     13,495      6,271      1,194     160,706     14,689
Mortgage-backed Securities ......................     45,577      2,957     35,260     11,630      80,837     14,587
                                                    --------     ------     ------     ------     -------     ------
Total temporarily impaired securities ...........   $200,012     16,452     41,767     12,826     241,779     29,278
                                                    ========     ======     ======     ======     =======     ======

     Investments with an unrealized loss position at December 31, 2008:

                                                     Less than 12 months     12 months or more            Total
                                                    ---------------------   -------------------   --------------------
                                                      Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
              (dollars in thousands)                  Value       Loss       Value      Loss       Value       Loss
              ----------------------                ---------  ----------   ------   ---------------------- ----------
Government Sponsored Enterprises ................   $    104          1        205         1          309          2
State and Local Governments and other issues ....    142,826      9,772      1,621        50      144,447      9,822
Mortgage-backed Securities ......................    116,004      5,758     12,403       689      128,407      6,447
                                                    --------     ------     ------       ---      -------     ------
Total temporarily impaired securities ...........   $258,934     15,531     14,229       740      273,163     16,271
                                                    ========     ======     ======       ===      =======     ======


In April 2009, FASB issued Staff Position ("FSP") FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company has decided to adopt the new FSPs effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of the FSPs, but does not expect it to have a material effect on the Company's financial position or results of operations. For further information regarding the FSPs see discussion in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

As of March 31, 2009, there were 252 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. State and Local Government and other issued securities have the largest unrealized loss. The fair value of these securities increased from $154,322,000 at December 31, 2008 to $160,706,000 at March 31,
2009, and the unrealized loss increased from 6.0 percent of fair value to 9.1 percent of fair value for those same years. The fair value of mortgage backed securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, decreased from $95,867,000 at December 31, 2008 to $80,837,000 at March 31, 2009, and the unrealized loss increased from 6.7 percent of fair value to 18.0 percent of fair value for those same years.

Interest income includes tax-exempt interest for the three months ended March 31, 2009 and 2008 of $5,331,000 and $3,174,000, respectively.

Gross proceeds from sale of marketable securities for the three months ended March 31, 2009 and 2008 were $0 and $97,002,000, respectively, resulting in gross gains of $0 and $0, respectively, and gross losses of $0 and $0, respectively. The gross proceeds and gross gains for the sale of other stock was $0 and $248,000 for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. The cost of any investment sold is determined by specific identification.

The investments in the Federal Home Loan Bank ("FHLB") stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

     4) Loans and Leases

     The following table summarizes the Company's loan and lease portfolio,

                                                    At                     At                     At
                                                  3/31/09              12/31/2008               3/31/08
TYPE OF LOAN                               --------------------   --------------------   --------------------
(Dollars in thousands)                       Amount     Percent     Amount     Percent     Amount     Percent
----------------------                     ----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate                 $  776,005     19.0%   $  786,869      19.4%  $  684,007     18.9%
   Loans held for sale                         74,515      1.8%       54,976       1.4%      39,341      1.1%
                                           ----------    -----    ----------     -----   ----------    -----
      Total                                   850,520     20.8%      841,845      20.8%     723,348     20.0%
Commercial Loans:
   Real estate                              1,958,466     48.0%    1,935,341      47.8%   1,669,876     46.1%
   Other commercial                           652,839     16.0%      645,033      15.9%     648,202     17.9%
                                           ----------    -----    ----------     -----   ----------    -----
      Total                                 2,611,305     64.0%    2,580,374      63.7%   2,318,078     64.0%
Consumer and other Loans:
   Consumer                                   202,138      5.0%      208,166       5.1%     213,346      5.9%
   Home equity                                503,762     12.4%      507,831      12.5%     436,505     12.0%
                                           ----------    -----    ----------     -----   ----------    -----
      Total                                   705,900     17.4%      715,997      17.6%     649,851     17.9%
   Net deferred loan fees, premiums
      and discounts                            (7,020)    -0.2%       (8,023)     -0.2%      (9,409)    -0.3%
   Allowance for loan and lease losses        (83,777)    -2.0%      (76,739)     -1.9%     (56,680)    -1.6%
                                           ----------    -----    ----------     -----   ----------    -----
Loan receivable, net                       $4,076,928    100.0%   $4,053,454     100.0%  $3,625,188    100.0%
                                           ==========    =====    ==========     =====   ==========    =====

The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                                  March 31,   December 31,   March 31,
(Dollars in thousands)                                               2009         2008          2008
----------------------                                            ---------   ------------   ---------
Real estate and other assets owned                                 $ 18,985      11,539         2,098
Accruing Loans 90 days or more overdue                                4,439       8,613         4,717
Non-accrual loans                                                    92,288      64,301        21,747
                                                                   --------      ------        ------
   Total non-performing assets                                     $115,712      84,453        28,562
                                                                   ========      ======        ======
Non-performing assets as a percentage of total bank assets             1.97%       1.46%         0.57%

Impaired loans, net of government guaranteed amounts, were $100,076,000, $79,949,000, and $22,565,000 as of March 31, 2009, December 31, 2008 and March
31, 2008, respectively. The allowance for loan and lease loss includes valuation allowances of $10,669,000, $7,999,000 and $2,128,000 specific to impaired loans as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

     The following table illustrates the loan and lease loss experience:

                                                 March 31,   December 31,   March 31,
(Dollars in thousands)                              2009         2008          2008
----------------------                           ---------   ------------   ---------
Balance at the beginning of the period            $76,739       54,413       54,413
   Charge-offs                                     (8,994)      (9,839)        (408)
   Recoveries                                         317        1,060          175
                                                  -------       ------       ------
   Net charge-offs                                $(8,677)      (8,779)        (233)
   Acquisition (1)                                     --        2,625           --
   Provision                                       15,715       28,480        2,500
                                                  -------       ------       ------
Balance at the end of the period                  $83,777       76,739       56,680
                                                  =======       ======       ======
Net charge-offs as a percentage of total loans      0.209%       0.213%       0.006%

(1)  Acquisition of Bank of the San Juans in 2008

5)   Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of March 31, 2009:

                                                     Core      Mortgage
                                                   Deposit     Servicing
(Dollars in thousands)                           Intangible   Rights (1)    Total
----------------------                           ----------   ----------   ------
   Gross carrying value                           $ 27,807
   Accumulated Amortization                        (15,568)
                                                  --------
   Net carrying value                             $ 12,239       1,214     13,453
                                                  ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                  10.0         9.6       10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended March 31, 2009      $    774          59        833
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2009           $  2,972         122      3,094
   For the year ended December 31, 2010              2,603          82      2,685
   For the year ended December 31, 2011              1,895          80      1,975
   For the year ended December 31, 2012              1,534          78      1,612
   For the year ended December 31, 2013              1,283          75      1,358

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are immaterial and therefore not presented.

     Acquisitions were accounted for using the purchase accounting method as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, for acquisitions prior to January 1, 2009 and acquisitions will subsequently be accounted for as prescribed by SFAS No. 141(R), Business Combinations. Purchase accounting under both standards requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair value.

     Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

6)   Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at March, 2009 according to the time remaining to maturity.

                                              Certificates   Non-Maturity
(Dollars in thousands)                         of Deposit      Deposits       Totals
----------------------                        ------------   ------------   ---------
Within three months .......................     $139,229       1,175,702    1,314,931
Three to six months .......................      110,736              --      110,736
Seven to twelve months ....................      117,963              --      117,963
Over twelve months ........................       56,168              --       56,168
                                                --------       ---------    ---------
   Totals .................................     $424,096       1,175,702    1,599,798
                                                ========       =========    =========

7)   Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances of amounts borrowed through FHLB, repurchase agreements, U.S. Treasury Tax and Loan and Federal Reserve Bank discount window programs:

                                                 As of and         As of and          As of and
                                               for the three        for the         for the three
                                               months ended        year ended       months ended
(Dollars in thousands)                        March 31, 2009   December 31, 2008   March 31, 2008
----------------------                        --------------   -----------------   --------------
FHLB advances:
   Amount outstanding at end of period ....     $  225,695          338,456           472,761
   Average balance ........................     $  336,790          566,933           595,268
   Maximum outstanding at any month-end ...     $  380,535          822,107           815,860
   Weighted average interest rate .........           2.19%            2.71%             3.85%
Repurchase agreements:
   Amount outstanding at end of period ....     $  199,669          188,363           191,369
   Average balance ........................     $  196,064          188,952           190,064
   Maximum outstanding at any month-end ...     $  199,669          196,461           191,369
   Weighted average interest rate .........           1.23%            2.02%             2.83%
U.S. Treasury Tax and Loan:
   Amount outstanding at end of period ....     $    3,545            6,067           241,665
   Average balance ........................     $    3,593          165,690           172,706
   Maximum outstanding at any month-end ...     $    3,545          385,246           241,665
   Weighted average interest rate .........           0.00%            2.28%             3.21%
Federal Reserve Bank discount window:
   Amount outstanding at end of period ....     $1,005,000          914,000            57,000
   Average balance ........................     $  946,433          277,611            20,802
   Maximum outstanding at any month-end ...     $1,005,000          928,000            57,000
   Weighted average interest rate .........           0.29%            1.76%             3.77%

8)   Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2009.

                CONSOLIDATED                     Tier 1 (Core)   Tier 2 (Total)    Leverage
          (Dollars in thousands)                    Capital          Capital        Capital
          ----------------------                 -------------   --------------   ----------
Total stockholder's equity ...................    $  681,985         681,985         681,985
Less: Goodwill and intangibles ...............      (157,705)       (157,705)       (157,705)
Plus: Allowance for loan and lease losses ....            --          56,494              --
   Accumulated other comprehensive
      Unrealized loss on AFS securities ......         7,056           7,056           7,056
Subordinated debentures ......................       117,500         117,500         117,500
                                                  ----------       ---------      ----------
Regulatory capital computed ..................    $  648,836         705,330         648,836
                                                  ==========       =========      ==========
Risk weighted assets .........................    $4,492,201       4,492,201
                                                  ==========       =========
Total adjusted average assets ................                                    $5,399,131
                                                                                  ==========
Capital as % of risk weighted assets .........         14.44%          15.70%          12.02%
Regulatory "well capitalized" requirement ....          6.00%          10.00%           5.00%
                                                  ----------       ---------      ----------
Excess over "well capitalized" requirement ...          8.44%           5.70%           7.02%
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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                      Three           Three
                                                  months ended     months ended
                                                 March 31, 2009   March 31, 2008
                                                 --------------   --------------
Net earnings available to common
   stockholders ..............................     $15,779,000      17,399,000
Average outstanding shares - basic ...........      61,460,619      53,849,608
Add: Dilutive stock options ..................           7,548         184,578
                                                   -----------      ----------
Average outstanding shares - diluted .........      61,468,167      54,034,186
                                                   ===========      ==========
Basic earnings per share .....................     $      0.26            0.32
                                                   ===========      ==========
Diluted earnings per share ...................     $      0.26            0.32
                                                   ===========      ==========

     There were approximately 2,386,064 and 2,021,921 average shares excluded from the diluted average outstanding share calculation for the three months ended March 31, 2009 and 2008, respectively, due to the option exercise price exceeding the market price.

10)  Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                               For the three months
                                                                  ended March 31,
                    Dollars in thousands                         2009        2008
                    --------------------                       --------   ---------
Net earnings ...............................................    $15,779    17,399

Unrealized holding (loss) gain arising during the period ...     (9,552)    2,172
Tax benefit (expense) ......................................      3,739      (855)
                                                                -------    ------
   Net after tax ...........................................     (5,813)    1,317
Reclassification adjustment for gains
   included in net earnings ................................         --      (248)
Tax expense ................................................         --        97
                                                                -------    ------
   Net after tax ...........................................         --      (151)

   Net unrealized (loss) gain on securities ................     (5,813)    1,166
                                                                -------    ------

      Total comprehensive income ...........................    $ 9,966    18,565
                                                                =======    ======

11)  Federal and State Income Taxes

     The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho Colorado and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington impose a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2005, 2006 and 2007 remain subject to examination by federal, Montana, Colorado, Idaho and Utah tax authorities, income tax returns for the year ended December 31, 2004 remain subject to examination by the state of Colorado, and the income tax returns for the years ended December 31, 2003 and December 31, 2004 remain subject to examination by the states of Montana and Idaho.

     In accordance with FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, the Company determined its unrecognized tax benefit to be $152,000 as of March 31, 2009. If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 29.6 percent to 28.9 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

     In accordance with FIN 48, the Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the three months ended March 31, 2009 and 2008, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $37,000 and $37,000 accrued for the payment of interest at March 31, 2009 and 2008, respectively. The Company had accrued liabilities of $0 for the payment of penalties at March 31, 2009 and 2008.

12)  Segment Information

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

     On February 1, 2009, Morgan was merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. On April 30, 2008, Whitefish was merged into Glacier with operations conducted under the Glacier charter. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries' historical results.

     On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, was acquired by the Company. The results of operations and financial condition are included from the acquisition date.

                                                   Three months ended and as of March 31, 2009
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   20,739      21,380     13,317     8,908      8,311     5,646     5,632
Intersegment revenues                      47          --        307       163         71        --        19
Expenses                              (16,211)    (20,190)   (10,112)   (7,023)    (7,303)   (4,538)   (3,981)
                                   ----------   ---------   --------   -------   --------   -------   -------
   Net Earnings                    $    4,575       1,190      3,512     2,048      1,079     1,108     1,670
                                   ----------   ---------   --------   -------   --------   -------   -------
      Total Assets                 $1,275,221   1,219,421    969,912   626,018    580,891   332,661   297,008
                                   ==========   =========   ========   =======   ========   =======   =======

                                                San     First Bank                                        Total
                                   Citizens    Juans      of MT       Parent   Other   Eliminations   Consolidated
                                   --------   -------   ----------   -------   -----   ------------   ------------
Revenues from external customers   $  3,919     2,528       2,412         58      59            --         92,909
Intersegment revenues                    --        --          --     20,252      --       (20,859)            --
Expenses                             (3,319)   (2,113)     (1,767)    (4,531)   (106)        4,064        (77,130)
                                   --------   -------   ---------    -------   -----    ----------      ---------
   Net Earnings                    $    600       415         645     15,779     (47)      (16,795)        15,779
                                   --------   -------   ---------    -------   -----    ----------      ---------
      Total Assets                 $227,445   171,284     159,939    817,135   3,279    (1,099,414)     5,580,800
                                   ========   =======   =========    =======   =====    ==========      =========

                                                   Three months ended and as of March 31, 2008
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   21,238      21,704     14,222     9,227      8,421     6,276     5,352
Intersegment revenues                      41          --        472       387        561        --        91
Expenses                              (16,213)    (18,838)   (11,193)   (7,656)    (7,443)   (4,778)   (4,193)
                                   ----------   ---------   --------   -------   --------   -------   -------
   Net Earnings                    $    5,066       2,866      3,501     1,958      1,539     1,498     1,250
                                   ----------   ---------   --------   -------   --------   -------   -------
      Total Assets                 $1,116,642   1,049,079    805,825   540,927    546,681   311,751   285,063
                                   ==========   =========   ========   =======   ========   =======   =======

                                              First Bank                                        Total
                                   Citizens     of MT       Parent   Other   Eliminations   Consolidated
                                   --------   ----------   -------   -----   ------------   ------------
Revenues from external customers   $  3,427      2,214         138      59           --         92,278
Intersegment revenues                   132        101      21,888      --      (23,673)            --
Expenses                             (3,142)    (1,751)     (4,627)    (64)       5,019        (74,879)
                                   --------    -------     -------   -----     --------      ---------
   Net Earnings                    $    417        564      17,399      (5)     (18,654)        17,399
                                   --------    -------     -------   -----     --------      ---------
      Total Assets                 $188,249    147,634     673,388   3,374     (833,741)     4,834,872
                                   ========    =======     =======   =====     ========      =========

13)  Fair Value Measurement

     On January 1, 2008, the Company adopted FASB issued SFAS No. 157, Fair Value Measurements. FASB issued FSP SFAS 157-2, Effective Date of SFAS No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the delay from SFAS 157-2 expired for the Company.

     In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company has decided to adopt the FSP effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of the FSP, but does not expect it to have a material effect on the Company's financial position or results of operations. For further information regarding the FSP see discussion in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

     The following are the assets measured at fair value on a recurring basis at and for the period ended March 31, 2009.

                                                        Carrying         Assets/       Quoted prices     Significant
                                                        value of       Liabilities   in active markets      other      Significant
                                                         Assets/       measured at     for identical     observable    Unobservable
                                                     Liabilities at    Fair Value          assets           inputs        Inputs
(Dollars in thousands)                                  03/31/09        03/31/09         (Level 1)        (Level 2)      (Level 3)
----------------------                               --------------   ------------   -----------------   -----------   ------------
Financial Assets:
   U.S. Government and Federal Agency ............      $    214             214             --                214            --
   Government Sponsored Enterprises ..............           300             300             --                300            --
   State and Local Governments and other issues ..       451,723         451,723             --            441,347        10,376
   Mortgage-backed securities ....................       451,716         451,716             --            446,927         4,789
   Other Stock ...................................           465             465             --                465            --
                                                        --------         -------            ---            -------        ------
      Total financial assets .....................      $904,418         904,418             --            889,253        15,165
                                                        ========         =======            ===            =======        ======

     The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period.

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

     The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2009.

                                                                     Significant
                                                                    unobservable
                                                                       inputs
(Dollars in thousands)                                                (Level 3)
----------------------                                              ------------
Balance as of December 31, 2008 .................................     $23,421
Total unrealized loss included in other comprehensive income ....      (7,906)
Amortization, accretion and principal payments ..................        (350)
                                                                      -------
Balance as of March 31, 2009 ....................................     $15,165
                                                                      =======

     The change in unrealized losses related to available-for-sale securities is reported in Accumulated Other Comprehensive Income (Loss).

     Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at March 31, 2009.

                                                     Carrying        Assets/       Quoted prices     Significant
                                                     value of      Liabilities   in active markets      other       Significant
                                                      Assets/      measured at     for identical     observable    Unobservable
                                                  Liabilities at    Fair Value         assets          inputs         Inputs
(Dollars in thousands)                               03/31/09        03/31/09        (Level 1)        (Level 2)      (Level 3)
----------------------                            --------------   -----------   -----------------   -----------   ------------
Financial Assets:
   Real estate and other assets owned, net ....      $ 18,985         18,985             --               --        18,985
   Impaired Loans, net of allowance for loan
      and lease losses ........................        89,407         89,407             --               --        89,407
                                                     --------        -------            ---              ---       -------
      Total financial assets ..................      $108,392        108,392             --               --       108,392
                                                     ========        =======            ===              ===       =======

     The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a nonrecurring basis. There have been no significant changes in the valuation techniques during the period.

     Real estate and other assets owned, net - real estate and other assets owned is carried at the lower of cost or estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy.

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

                                             Three Months Ended March 31,
                                                    2009 vs. 2008
                                             Increase (Decrease) due to:
                                             ----------------------------
(Dollars in thousands)                        Volume     Rate      Net
----------------------                       -------   -------   -------
INTEREST INCOME
Residential real estate loans                $ 2,392      (643)    1,749
Commercial loans                               5,953   (10,520)   (4,567)
Consumer and other loans                       1,291    (2,059)     (768)
Investment securities and other                2,582       520     3,102
                                             -------   -------   -------
   Total Interest Income                      12,218   (12,702)     (484)

INTEREST EXPENSE
NOW accounts                                      87      (441)     (354)
Savings accounts                                  41      (316)     (275)
Money market accounts                           (295)   (3,244)   (3,539)
Certificates of deposit                          956    (3,523)   (2,567)
FHLB advances                                 (2,483)   (1,416)   (3,899)
Other borrowings and repurchase agreements     7,281    (8,880)   (1,599)
                                             -------   -------   -------
   Total Interest Expense                      5,587   (17,820)  (12,233)
                                             -------   -------   -------
NET INTEREST INCOME                          $ 6,631     5,118    11,749
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

AVERAGE BALANCE SHEET

                                            For the Three months ended 3-31-09   For the Three months ended 3-31-08
                                            ----------------------------------   ----------------------------------
                                                           Interest   Average                    Interest   Average
                                               Average       and       Yield/       Average        and       Yield/
(Dollars in thousands)                         Balance    Dividends     Rate        Balance     Dividends     Rate
----------------------                       ----------   ---------   -------     -----------   ---------   -------
ASSETS
   Residential real estate loans             $  856,049     14,341     6.70%      $   719,371     12,592      7.00%
   Commercial loans                           2,593,490     37,966     5.94%       2 ,275,044     42,533      7.50%
   Consumer and other loans                     707,260     11,339     6.50%          639,091     12,107      7.60%
                                             ----------    -------                -----------    -------
      Total Loans                             4,156,799     63,646     6.21%       3 ,633,506     67,232      7.42%
   Tax - exempt investment securities (1)       425,283      5,331     5.01%          259,894      3,174      4.89%
   Other investment securities                  587,091      6,555     4.47%          522,511      5,610      4.29%
                                             ----------    -------                -----------    -------
      Total Earning Assets                    5,169,173     75,532     5.84%       4 ,415,911     76,016      6.89%
                                                           -------                               -------
   Goodwill and core deposit intangible         159,341                               154,018
   Other non-earning assets                     228,322                               239,529
                                             ----------                           -----------
      TOTAL ASSETS                           $5,556,836                           $4 ,809,458
                                             ==========                           ===========
LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW accounts                              $  507,950        557     0.45%      $   463,716        912      0.79%
   Savings accounts                             287,454        272     0.38%          267,285        547      0.82%
   Money market accounts                        759,856      2,412     1.29%          799,407      5,950      2.99%
   Certificates of deposit                      947,504      6,893     2.95%          860,552      9,460      4.41%
   FHLB advances                                336,790      1,819     2.19%          595,268      5,718      3.85%
   Repurchase agreements
      and other borrowed funds                1,269,324      3,201     1.02%          504,296      4,800      3.82%
                                             ----------    -------                -----------    -------
      Total Interest Bearing Liabilities      4,108,878     15,154     1.50%       3 ,490,524     27,387      3.15%
                                                           -------                               -------
   Non-interest bearing deposits                718,290                               735,205
   Other liabilities                             39,737                                44,586
                                             ----------                           -----------
      Total Liabilities                       4,866,905                            4 ,270,315
                                             ----------                           -----------
   Common stock                                     614                                   538
   Paid-in capital                              493,597                               376,451
   Retained earnings                            191,202                               156,779
   Accumulated other
      comprehensive income                        4,518                                 5,375
                                             ----------                           -----------
      Total Stockholders' Equity                689,931                               539,143
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                $5,556,836                           $4 ,809,458
                                             ==========                           ===========
   Net interest income                                     $60,378                               $48,629
                                                           =======                               =======
   Net interest spread                                                 4.34%                                  3.74%
   Net Interest Margin                                                 4.74%                                  4.42%
   Net Interest Margin (Tax Equivalent)                                4.92%                                  4.54%
   Return on average assets (annualized)                               1.15%                                  1.46%
   Return on average equity (annualized)                               9.27%                                 12.98%

(1) Excludes tax effect of $2,360,000 and $1,405,000 on non-taxable investment security income for the three monthes ended March 31, 2009 and 2008, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO
                      DECEMBER 31, 2008 AND MARCH 31, 2008

Performance Summary

The Company reported net earnings of $15.779 million for the first quarter, a decrease of $1.620 million, or 9 percent, from the $17.399 million for the first quarter of 2008. Diluted earnings per share of $.26 for the quarter decreased 19 percent from the diluted earnings per share of $.32 for the same quarter of 2008, reflecting the increase of 7.434 million shares, or 14 percent, in average outstanding shares on a diluted basis over last year's first quarter. Annualized return on average assets and return on average equity for the first quarter were
1.15 percent and 9.27 percent, which compares with prior year returns for the first quarter of 1.46 percent and 12.98 percent, respectively.

REVENUE SUMMARY

                                                           Three months ended
                                                ----------------------------------------
                                                 March 31,    December 31,     March 31,
                                                    2009          2008           2008
(UNAUDITED - $ IN THOUSANDS)                    (unaudited)    (unaudited)   (unaudited)
----------------------------                    -----------   ------------   -----------
Net interest income
   Interest income                                $75,532       $76,707        $76,016
   Interest expense                                15,154        18,599         27,387
                                                  -------       -------        -------
      Net interest income                          60,378        58,108         48,629
Non-interest income
   Service charges, loan fees, and other fees      10,179        11,522         10,961
   Gain on sale of loans                            6,150         3,195          3,880
   Gain on sale of investments                         --            --            248
   Other income                                     1,048           920          1,173
                                                  -------       -------        -------
      Total non-interest income                    17,377        15,637         16,262
                                                  -------       -------        -------
                                                  $77,755       $73,745        $64,891
                                                  =======       =======        =======
Tax equivalent net interest margin                   4.92%         4.81%          4.54%
                                                  =======       =======        =======

                                                $ change from   $ change from   % change from   % change from
                                                 December 31,     March 31,      December 31,      March 31,
(UNAUDITED - $ IN THOUSANDS)                         2008            2008            2008            2008
----------------------------                    -------------   -------------   -------------   -------------
Net interest income
   Interest income                                $(1,175)        $   (484)           -2%            -1%
   Interest expense                               $(3,445)        $(12,233)          -19%           -45%
                                                  -------         --------
      Net interest income                           2,270           11,749             4%            24%
Non-interest income
   Service charges, loan fees, and other fees      (1,343)            (782)          -12%            -7%
   Gain on sale of loans                            2,955            2,270            92%            59%
   Gain on sale of investments                         --             (248)          n/m           -100%
   Other income                                       128             (125)           14%           -11%
                                                  -------         --------
      Total non-interest income                     1,740            1,115            11%             7%
                                                  -------         --------
                                                  $ 4,010         $ 12,864             5%            20%
                                                  =======         ========

n/m - not measurable

Net Interest Income

Net interest income for the quarter increased $12 million, or 24 percent, over the same period in 2008. Interest income for the current quarter increased $2 million, or 4 percent, with interest expense decreasing $3 million, or 19 percent, compared to the prior quarter. While total interest income has decreased by $484 thousand, or 1 percent, from the same period last year, total interest expense has decreased by $12 million, or 45 percent, from the same period last year. The decrease in total interest expense is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.92 percent which is 11 basis points higher than the 4.81 percent achieved for the prior quarter and 38 basis points higher than the 4.54 percent result for the first quarter of 2008.

Non-interest Income

Non-interest income for the quarter increased $2 million, or 11 percent, from the prior quarter, and increased $1 million, or 7 percent, over the same period in 2008. Fee income decreased $1.3 million, or 12 percent, during the quarter, compared to the decrease of $782 thousand, or 7 percent, over the same period last year. Gain on sale of loans increased $3 million, or 92 percent, for the quarter and increased $2 million, or 59 percent, over the same period last year.

NON-INTEREST EXPENSE SUMMARY

                                                   Three months ended
                                        ----------------------------------------
                                         March 31,    December 31,    March 31,
                                            2009          2008           2008
(UNAUDITED - $ IN THOUSANDS)            (unaudited)    (unaudited)   (unaudited)
----------------------------            -----------   ------------   -----------
Compensation and employee benefits        $21,944       $18,775        $21,097
Occupancy and equipment expense             5,895         5,923          5,133
Advertising and promotion expense           1,724         1,675          1,539
Outsourced data processing                    671           638            667
Core deposit intangibles amortization         774           741            779
Other expenses                              8,618         8,340          6,398
                                          -------       -------        -------
   Total non-interest expense             $39,626       $36,092        $35,613
                                          =======       =======        =======

                                        $ change from   $ change from   % change from   % change from
                                         December 31,     March 31,      December 31,     March 31,
(UNAUDITED - $ IN THOUSANDS)                 2008            2008            2008           2008
----------------------------            -------------   -------------   -------------   -------------
Compensation and employee benefits         $3,169          $  847             17%             4%
Occupancy and equipment expense               (28)            762              0%            15%
Advertising and promotion expense              49             185              3%            12%
Outsourced data processing                     33               4              5%             1%
Core deposit intangibles amortization          33              (5)             4%            -1%
Other expenses                                278           2,220              3%            35%
                                           ------          ------
   Total non-interest expense              $3,534          $4,013             10%            11%
                                           ======          ======

Non-interest Expense

Non-interest expense increased by $3.5 million, or 10 percent from the prior quarter, including a $3.2 million, or 17 percent increase in compensation and employee benefits expense. The prior quarter compensation and employee benefits included significant reductions in commissions tied to production, as well as significant reductions in bonuses and employee benefits tied to Company performance. The current quarter increase in compensation and employee benefits also reflects increased staffing with the number of full-time equivalent employees increasing from 1,571 to 1,610 during the quarter, and increasing from 1,510 since the end of the 2008 first quarter.

Non-interest expense increased by $4.0 million, or 11 percent from the same quarter of 2008, including a $2.2 million, or 35 percent increase in other expenses. The increase in other expenses includes $931 thousand in FDIC insurance premiums, $395 thousand in outside legal, accounting, and audit firm expense, $263 thousand loss from sales of other real estate owned, $190 thousand expense associated with repossessed assets, and a non-recurring payment of $169 thousand to the pension plan of the former North Side State Bank prior to terminating the plan in March 2009. North Side State Bank was acquired in April 2007 and immediately merged into 1st Bank, the Company's subsidiary in Evanston, Wyoming. Occupancy and equipment expense has increased $762 thousand, or 15 percent, since March 31, 2008, reflecting the cost of additional branch locations and facility upgrades. Advertising and promotion expense increased $185 thousand, or 12 percent, from the same quarter of 2008, such increase attributable to branch promotions and the banks continuing focus on attracting and retaining non-interest bearing and other low cost deposits.

The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 51 percent for the quarter, compared to 55 percent for the 2008 first quarter, a four percentage point improvement.

Provision for Loan Losses

The Company recorded a provision for loan losses of $15.7 million, an increase of $13.2 million from the same quarter in 2008. Net charged-off loans during the three months ended March 31, 2009 were $8.7 million.

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

                          FINANCIAL CONDITION ANALYSIS

As reflected in the following table, total assets at March 31, 2009 were $5.581 billion, which is $27 million greater than the total assets of $ 5.554 billion at December 31, 2008 and an increase of $746 million, or 15 percent, over the total assets of $4.835 billion at March 31, 2008.

                                             March 31,    December 31,    March 31,    $ change from   $ change from
                                                2009          2008           2008       December 31,     March 31,
ASSETS ($ IN THOUSANDS)                     (unaudited)     (audited)    (unaudited)        2008            2008
-----------------------                     -----------   ------------   -----------   -------------   -------------
Cash on hand and in banks                    $  110,220       125,123       113,016       (14,903)       (2,796)
Investment securities, interest bearing
   deposits, FHLB stock, FRB stock, and
   fed funds                                  1,007,283     1,000,224       764,067         7,059       243,216
Loans:
   Real estate                                  847,245       838,375       720,108         8,870       127,137
   Commercial                                 2,607,655     2,575,828     2,312,359        31,827       295,296
   Consumer and other                           705,805       715,990       649,401       (10,185)       56,404
                                             ----------     ---------     ---------        ------       -------
      Total loans                             4,160,705     4,130,193     3,681,868        30,512       478,837
Allowance for loan and lease losses             (83,777)      (76,739)      (56,680)       (7,038)      (27,097)
                                             ----------     ---------     ---------        ------       -------
      Total loans, net of allowance for
         loan and lease losses                4,076,928     4,053,454     3,625,188        23,474       451,740
                                             ----------     ---------     ---------        ------       -------
Other assets                                    386,369       375,169       332,601        11,200        53,768
                                             ----------     ---------     ---------        ------       -------
   Total Assets                              $5,580,800     5,553,970     4,834,872        26,830       745,928
                                             ==========     =========     =========        ======       =======

At March 31, 2009, total loans were $4.161 billion, an increase of $31 million, or 74 basis points (3 percent annualized) over total loans of $4.130 billion at December 31, 2008. Commercial loans grew the most with an increase of $32 million, or 1 percent, followed by real estate loans, increasing by $9 million, or 1 percent, while consumer loans, which are primarily comprised of home equity loans, decreased $10 million, or 1 percent from the fourth quarter of 2008. Total loans increased $479 million, or 13 percent from March 31, 2008. Since prior year, commercial loans have increased $295 million, or 13 percent, real estate loans grew by $127 million, or 18 percent, and consumer loans increased $56 million, or 9 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $243 million, or 32 percent, from March 31, 2008 and have increased $7 million, or 1 percent, from December 31, 2008. Investment securities represented 18 percent of total assets at March 31, 2009 versus 16 percent of total assets the prior year.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the three months ended March 31, 2009 and 2008 were $313 million and $176 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at March 31, 2009 was approximately $174 million.

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

The Company considers the ALLL balance of $83.8 million adequate to cover inherent losses in the loan and lease portfolios as of March 31, 2009. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in Part II - Other information, Item 1A - Risk Factors.

The Company's model of ten wholly-owned, independent community banks, each with its own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Unlike a traditional, single-bank holding company, the Company's decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company's credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that problem credits will not arise and loan losses incurred, particularly in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL:

                                     March 31, 2009              December 31, 2008             March 31, 2008
                               --------------------------   --------------------------   --------------------------
                                 Allowance      Percent       Allowance      Percent       Allowance      Percent
                               for loan and   of loans in   for loan and   of loans in   for loan and   of loans in
(Dollars in thousands)         lease Losses     category    lease Losses     category    lease Losses     category
----------------------         ------------   -----------   ------------   -----------   ------------   -----------
Real estate loans                 $ 7,832         20.4%         7,233          20.3%         4,913          19.6%
Commercial real estate loans       39,045         47.0%        35,305          46.8%        24,298          45.2%
Other commercial loans             23,497         15.7%        21,590          15.6%        17,965          17.6%
Consumer and other loans           13,403         16.9%        12,611          17.3%         9,504          17.6%
                                  -------        -----         ------         -----         ------         -----
   Totals                         $83,777        100.0%        76,739         100.0%        56,680         100.0%
                                  =======        =====         ======         =====         ======         =====

The following table summarizes ALLL experience:

                                                     Three                         Three
                                                 months ended    Year ended    months ended
                                                   March 31,    December 31,     March 31,
(Dollars in thousands)                               2009           2008           2008
----------------------                           ------------   ------------   ------------
Balance at beginning of period                     $ 76,739        54,413         54,413
   Charge-offs:
      Real estate loans                              (1,087)       (3,233)           (50)
      Commercial loans                               (6,408)       (4,957)          (202)
      Consumer and other loans                       (1,499)       (1,649)          (156)
                                                   --------        ------         ------
         Total charge-offs                         $ (8,994)       (9,839)          (408)
                                                   --------        ------         ------
   Recoveries:
      Real estate loans                                  40            23             40
      Commercial loans                                  158           716             82
      Consumer and other loans                          119           321             53
                                                   --------        ------         ------
         Total recoveries                          $    317         1,060            175
                                                   --------        ------         ------
      Net (charge-offs) recoveries                   (8,677)       (8,779)          (233)
      Acquisition (1)                                    --         2,625             --
      Provision                                      15,715        28,480          2,500
                                                   --------        ------         ------
Balance at end of period                           $ 83,777        76,739         56,680
                                                   ========        ======         ======
Allowance for loan and lease losses as a
   percentage of total loan and leases                 2.01%         1.86%          1.54%
Net charge-offs as a percentage of total loans        0.209%        0.213%         0.006%

(1)  Acquisition of Bank of the San Juans in 2008

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2008 and a downturn in global, national and local economies.

At March 31, 2009, the ALLL was $83.777 million, an increase of $27 million, or 48 percent, from a year ago. The allowance was 2.01 percent of total loans outstanding at March 31, 2009, up from 1.54 percent at the prior year quarter end, and up from 1.86 percent at December 31, 2008. The current quarter provision for loan loss expense was $15.7 million, an increase of $13.2 million from the same quarter in 2008. Charged-off loans for the current quarter exceeded recoveries of previously charged-off loans by $8.7 million. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will determine the level of additional provision expense.

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

Non-performing Assets

                                                                 At          At           At
(Dollars in thousands)                                       3/31/2009   12/31/2008   3/31/2008
----------------------                                       ---------   ----------   ---------
Non-accrual loans:
   Real estate loans                                          $ 9,641       3,575        3,356
   Commercial loans                                            79,374      58,454       17,368
   Consumer and other loans                                     3,273       2,272        1,023
                                                             --------      ------       ------
      Total                                                   $92,288      64,301       21,747
Accruing Loans 90 days or more overdue:
   Real estate loans                                            2,056       4,103          341
   Commercial loans                                             1,473       2,897        4,129
   Consumer and other loans                                       910       1,613          247
                                                             --------      ------       ------
      Total                                                    $4,439       8,613        4,717
Real estate and other assets owned, net                        18,985      11,539        2,098
                                                             --------      ------       ------
Total non-performing loans and real estate
   and other assets owned, net                               $115,712      84,453       28,562
                                                             ========      ======       ======
Allowance for loan and lease losses as a
   percentage of non-performing assets                             72%         91%         198%
Non-performing assets as a percentage of total bank assets       1.97%       1.46%        0.57%
Accruing Loans 30-89 days or more overdue                     $66,534      54,787       32,152
Interest Income (1)                                            $1,374       4,434          402

(1) Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2009, year ended December 31, 2008 and three months ended March 31, 2008 had such loans performed pursuant to contractual terms.

The allowance was 72 percent of non-performing assets at March 31, 2009, down from 91 percent for the prior quarter end and down from 198 percent a year ago. Non-performing assets as a percentage of total bank assets at March 31, 2009 were at 1.97 percent, up from 1.46 percent as of December 31, 2008, and up from ..57 percent at March 31, 2008. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three months ended March 31, 2009 and 2008 was not significant. Impaired loans, net of government guaranteed amounts, were $100.1 million and $22.6 million as of March 31, 2009 and 2008, respectively. The ALLL includes valuation allowances of $10.7 million and $2.1 million specific to impaired loans as of March 31, 2009 and 2008, respectively.

                                          March 31,    December 31,     March 31,   $ change from   $ change from
                                             2009          2008           2008       December 31,     March 31,
LIABILITIES ($ IN THOUSANDS)             (unaudited)     (audited)    (unaudited)        2008            2008
----------------------------             -----------   ------------   -----------   -------------   -------------
Non-interest bearing deposits             $  743,552       747,439       770,456        (3,887)        (26,904)
Interest bearing deposits                  2,551,180     2,515,036     2,388,483        36,144         162,697
Advances from Federal Home Loan Bank         225,695       338,456       472,761      (112,761)       (247,066)
Securities sold under agreements to
   repurchase and other borrowed funds     1,210,778     1,110,731       492,189       100,047         718,589
Other liabilities                             47,461        44,331        49,476         3,130          (2,015)
Subordinated debentures                      120,149       121,037       118,559          (888)          1,590
                                          ----------     ---------     ---------        ------         -------
   Total liabilities                      $4,898,815     4,877,030     4,291,924        21,785         606,891
                                          ==========     =========     =========        ======         =======

As of March 31, 2009, non-interest bearing deposits decreased $27 million, or 3 percent, since March 31, 2008, and decreased $4 million, or 1 percent, since December 31, 2008. Interest bearing deposits increased $36 million, or 1 percent from December 31, 2008. Since March 31, 2008, interest bearing deposits increased $163 million, or 7 percent. FHLB advances at March 31, 2009 decreased $247 million, or 52 percent, from March 31, 2008 and decreased $113 million, or 33 percent, from December 31, 2008. Repurchase agreements and other borrowed funds were $1.2 billion at March 31, 2009, an increase of $719 million, or 146 percent, from March 31, 2008, and an increase of $100 million, or 9 percent, from December 31, 2008. Included in this latter category are U.S. Treasury Tax and Loan funds of $3.5 million at March 31, 2009, a decrease of $238 million from March 31, 2008, and a decrease of $2.5 million from December 31, 2008. Also, included in this category are Federal Reserve Bank discount window borrowings of $1 billion at March 31, 2009, an increase of $948 million from March 31, 2008, and an increase of $91 million from December 31, 2008.

STOCKHOLDERS' EQUITY

                                                           March 31,   December 31,    March 31,    $ change from   $ change from
                                                             2009          2008           2008       December 31,     March 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                   (unaudited)     (audited)    (unaudited)       2008             2008
--------------------------------------                   -----------   ------------   -----------   -------------   -------------
Common equity                                             $ 689,041       678,183       538,665        10,858          150,376
Accumulated other comprehensive (loss) income                (7,056)       (1,243)        4,283        (5,813)         (11,339)
                                                          ---------      --------      --------        ------          -------
   Total stockholders' equity                               681,985       676,940       542,948         5,045          139,037
Core deposit intangible, net, and goodwill                 (158,498)     (159,765)     (153,485)        1,267           (5,013)
                                                          ---------      --------      --------        ------          -------
                                                          $ 523,487       517,175       389,463         6,312          134,024
                                                          =========      ========      ========        ======          =======
Stockholders' equity to total assets                          12.22%        12.19%        11.23%
Tangible stockholders' equity to total tangible assets         9.65%         9.59%         8.32%
Book value per common share                               $   11.09         11.04         10.07          0.05             1.02
Tangible book value per common share                      $    8.51          8.43          7.22          0.08             1.29
Market price per share at end of quarter                  $   15.71         19.02         19.17         (3.31)           (3.46)

Total stockholders' equity and book value per share amounts have increased $139 million and $1.02 per share, respectively, from March 31, 2008, the result of earnings retention and exercised stock options, stock issued in connection with the Bank of the San Juans acquisition, and $94 million in net proceeds from the Company's November equity offering of 6,325,000 shares of common stock at a price of $15.50 per share. Tangible stockholders equity has increased $134 million, or 34 percent since March 31, 2008, with tangible stockholders' equity at 9.65 percent of total tangible assets at March 31, 2009, up from 8.32 percent at March 31, 2008. Accumulated other comprehensive income, representing net unrealized gains or losses (net of tax) on investment securities designated as available for sale, decreased $11 million from March 31, 2008.

On March 25, 2009, the board of directors declared a cash dividend of $.13 per share, payable April 16, 2009 to shareholders of record on April 7, 2009.

Acquisition Announced

On February 9, 2009, the Company announced a definitive agreement to acquire First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust has three branch locations in Powell, Cody, and Lovell, Wyoming. As of December 31, 2008, First National Bank & Trust had total assets of $282 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, First National Bank & Trust will become a wholly-owned subsidiary of the Company. The transaction is expected to close in the second quarter.

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's bank subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The bank subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the bank subsidiaries are members of the FHLB. As of March 31, 2009, the bank subsidiaries had $779 million of available FHLB credit of which $226 million was utilized. The banking subsidiaries may also borrow funds from the FRB discount window or from the U.S. Treasury Tax and Loan program of which the banks have remaining borrowing availability of $431 million and $198 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

Capital Resources and Adequacy

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $139 million since prior year, or 26 percent, the net result of earnings, a public offering of stock of $94 million, common stock issued for the acquisition of San Juans, stock options exercised, less cash dividend payments and a decrease of $11 million resulting from the net unrealized losses on available-for-sale investment securities. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

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

Management currently considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company has decided to adopt the new FSPs effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of the FSPs, but does not expect it to have a material effect on the Company's financial position or results of operations. For further information regarding the FSPs see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

The Company believes that macroeconomic conditions occurring in 2008 and the first quarter 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, and Fitch).

Equity securities owned at March 31, 2009 consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation (Freddie Mac) and 1,200 shares of common stock issued by the Federal National Mortgage Association (Fannie Mae). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at year end due to the recognition of an other-than-temporary impairment charge against earnings at September 30, 2008 for the entire amount of the Company's investment therein. Hence, none of the equity securities were impaired as of March 31, 2009.

As of March 31, 2009, the Company's investment portfolio had 252 debt securities, the fair values of which had declined below amortized cost by $29.278 million, or 12%, of the value of temporarily impaired investment securities. The Company stratified the 252 debt securities for both severity and duration of impairment. With respect to severity, 102 debt securities had impairment that exceeded 5 percent of the respective book values, of which 19 had impairment that exceeded 15 percent of the respective book values at March 31, 2009. 2 of the 252 debt securities had impairment that exceeded 40 percent of the respective book values at March 31, 2009, the aggregate unrealized loss of which was $3,976,000. The remaining 150 debt securities had impairment that was 5 percent or less of the respective book values as of March 31, 2009.

With respect to duration of the impairment, the Company identified 33 debt securities which have been continuously impaired 12 months as of March 31, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities were in an unrealized loss position. The most notable of these 33 securities is a non-guaranteed, non-Agency CMO which had an unrealized loss of $1,962,000. 16 of the 33 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $79,000.

Among the 252 debt securities with impairment at March 31, 2009, 18 are non-guaranteed, non-Agency issued CMO tranches. 11 of the 18 CMOs tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime.

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

With respect to the Company's intent and ability to hold the securities impaired at March 31, 2009, the Company had no present intent to sell any of such securities. During 2009, the Company also continued its historical approach to managing the investment portfolio, i.e., to "buy and hold" securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as "available for sale." In the first quarter of 2009 there were no securities sold by the Company. In 2008, the Company sold only 1 security at neither gain nor loss for proceeds of $97,002,000. Such security was acquired and held for 7 days as collateral to support a borrowing at the U.S Treasury Tax and Loan program. Sales of securities in 2007 occurred with respect to entire investment portfolios of acquired banks following mergers into the Company's existing bank subsidiaries. Such sales occurred in recognition that the acquired portfolios of investments were not consistent with the Company's Investment Policy and Asset Liability Management Policy. During 2006, the only investment security sold was a bond issued by General Motors, the risk profile of which was not consistent with the Company's revised Investment Policy.

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

In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company has decided to adopt the FSP effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of the FSP, but does not expect it to have a material effect on the Company's financial position or results of operations. For further information regarding the FSP see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect market transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2008 and the first quarter of 2009), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

On a non-recurring basis, the Company measures real estate and other assets owned and impaired loans in accordance with SFAS 157. Real estate and other assets owned is carried at the lower of cost or estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy. Allowable methods for estimating fair value of impaired loans include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the appraised fair value of the collateral. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Impaired loans are classified within Level 3 of the fair value hierarchy.

For additional information on fair value measurements see Part I, Item 2 "Financial Statements - Note 13, Fair Value Measurements".

Impact of Recently Issued Accounting Standards

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles ("GAAP") is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has decided to adopt the FSP effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of this FSP, but does not expect it to have a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has decided to adopt the FSP effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of this FSP, but does not expect it to have a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. An entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has decided to adopt the FSP effective for the interim period ending June 30, 2009 and is currently evaluating the impact of the adoption of this FSP but does not expect it to have a material effect on the Company's financial position or results of operations.

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

Forward Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management's plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as "expects," "anticipates," "intends," "plans," "believes," "should," "projects," "seeks," "estimates" or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q:

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

     -    loss of services from the senior management team; and

     -    the Company's success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this 10Q. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that it is not likely to be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K report for the year ended December 31, 2008.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2009, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

A further economic downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio.

The inability of borrowers to repay loans can erode earnings. Although the adverse effects of the national economic downturn have not yet been fully experienced in the Company's primary market areas to the extent of many other regions of the country, there can be no assurance that the Company's market areas will also not continue to deteriorate. A further deterioration in economic conditions in the market areas the Company serves could result in the following consequences, any of which could have a material adverse impact on the Company's prospects, results of operations and financial condition:

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

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009. The increase of these premiums will add to the cost of operations and could have a significant impact on the Company. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after June 30, 2009 of up to 10 basis points if necessary. The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009. Subject to the passing of certain legislation that would allow the FDIC increased borrowing from the Treasury, the FDIC has indicated that it would reduce the special assessment by half; however, there can be no assurance that this will occur.

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

Decline in the fair value of the Company's investment portfolio could adversely affect earnings

Investment securities fair value could decline as a result of factors including changes in market interest rate, credit quality and ratings, liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether an impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impaired loss is recognized by reducing the amortized cost basis to fair value and as a charge to earnings. When the Company adopts FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for the interim period ending June 30, 2009, only the credit losses associated with an other-than-temporary loss will be recognized as a charge to earnings. For further information regarding the FSP see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

The effect of recently enacted federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the United States Treasury Department ("Treasury") with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program ("TARP"). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the "CPP") of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The EESA also increases the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009. In early 2009, Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, establishes a public-private investment fund for the purchase of troubled assets and expands the Term Asset-Backed Securities Loan Facility. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components--the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Non-interest bearing transaction accounts include demand accounts and NOW accounts paying 50 basis points or less. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution's existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and its bank subsidiaries chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) Not Applicable

     (b) Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) None

     (b) Not Applicable

     (c) None

     (d) None

ITEM 5. OTHER INFORMATION

     (a) Not Applicable

     (b) Not Applicable

ITEM 6. EXHIBITS

     Exhibit 2 -    Plan and Agreement of Merger dated as of February 6, 2009 by and amount Glacier Bancorp, Inc., First Company and First
                    National Bank & Trust

                    (incorporated by reference to exhibit 2 of the Company's Registration Statement on Form S-4 (File No. 333-158078).

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

                                        GLACIER BANCORP, INC.


May 5, 2009                             /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


May 5, 2009                             /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO