Form 10-Q
period 2009-06-30
GLACIER BANCORP INC
filed 2009-08-07
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large Accelerated Filer [X]            Accelerated Filer         [ ]

         Non-Accelerated Filer   [ ]            Smaller reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on July 22, 2009 was 61,519,808. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
   Item 1 - Financial Statements
      Condensed Consolidated Statements of Financial Condition - Unaudited
         June 30, 2009, June 30, 2008 and audited December 31, 2008 ......     3
      Condensed Consolidated Statements of Operations -
         Unaudited three and six months ended June 30, 2009 and 2008 .....     4
      Condensed Consolidated Statements of Stockholders' Equity and
         Comprehensive Income - audited year ended December 31, 2008
         and unaudited six months ended June 30, 2009 ....................     5
      Condensed Consolidated Statements of Cash Flows -
         Unaudited six months ended June 30, 2009 and 2008 ...............     6
      Notes to Condensed Consolidated Financial Statements - Unaudited ...     7
   Item 2 - Management's Discussion and Analysis
      of Financial Condition and Results of Operations ...................    28
   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....    45
   Item 4 - Controls and Procedures ......................................    45
PART II. OTHER INFORMATION ...............................................    46
   Item 1 - Legal Proceedings ............................................    46
   Item 1A - Risk Factors ................................................    46
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..    50
   Item 3 - Defaults Upon Senior Securities ..............................    50
   Item 4 - Submission of Matters to a Vote of Security Holders ..........    50
   Item 5 - Other Information ............................................    52
   Item 6 - Exhibits .....................................................    52
   Signatures ............................................................    52

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               JUNE 30,    December 31,     June 30,
(Dollars in thousands, except per share data)                                    2009          2008           2008
---------------------------------------------                                -----------   ------------   -----------
                                                                             (unaudited)     (audited)    (unaudited)
ASSETS:
   Cash on hand and in banks .............................................   $   100,773       125,123        123,545
   Federal funds sold ....................................................        62,405         6,480            135
   Interest bearing cash deposits ........................................        24,608         3,652         26,654
                                                                             -----------    ----------    -----------
      Cash and cash equivalents ..........................................       187,786       135,255        150,334
   Investment securities .................................................       994,147       990,092        773,417
   Loans receivable, net .................................................     3,939,219     3,998,478      3,717,373
   Loans held for sale ...................................................        92,166        54,976         42,772
   Premises and equipment, net ...........................................       135,902       133,949        125,398
   Real estate and other assets owned, net ...............................        47,424        11,539          6,523
   Accrued interest receivable ...........................................        30,346        28,777         28,128
   Deferred tax asset ....................................................        14,890        14,292          3,624
   Core deposit intangible, net ..........................................        11,477        13,013         12,416
   Goodwill ..............................................................       146,259       146,752        140,301
   Other assets ..........................................................        38,808        26,847         27,582
                                                                             -----------    ----------    -----------
       Total assets ......................................................   $ 5,638,424     5,553,970      5,027,868
                                                                             ===========    ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits .........................................   $   754,844       747,439        778,786
   Interest bearing deposits .............................................     2,631,599     2,515,036      2,347,137
   Advances from Federal Home Loan Bank ..................................       613,478       338,456        658,211
   Securities sold under agreements to repurchase ........................       180,779       188,363        176,211
   Federal Reserve Bank discount window ..................................       587,000       914,000        144,000
   U.S. Treasury Tax & Loan ..............................................         5,120         6,067        209,298
   Other borrowed funds ..................................................        12,072         2,301          2,139
   Accrued interest payable ..............................................         8,421         9,751         11,922
   Subordinated debentures ...............................................       120,157       121,037        118,559
   Other liabilities .....................................................        35,290        34,580         31,962
                                                                             -----------    ----------    -----------
      Total liabilities ..................................................     4,948,760     4,877,030      4,478,225
                                                                             -----------    ----------    -----------
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      None issued or outstanding .........................................            --            --             --
   Common stock, $.01 par value per share.  117,187,500 shares
      authorized .........................................................           615           613            540
   Paid-in capital .......................................................       495,223       491,794        380,161
   Retained earnings - substantially restricted ..........................       196,208       185,776        171,017
   Accumulated other comprehensive loss ..................................        (2,382)       (1,243)        (2,075)
                                                                             -----------    ----------    -----------
      Total stockholders' equity .........................................       689,664       676,940        549,643
                                                                             -----------    ----------    -----------
      Total liabilities and stockholders' equity .........................   $ 5,638,424     5,553,970      5,027,868
                                                                             ===========    ==========    ===========
   Number of shares outstanding ..........................................    61,519,808    61,331,273     53,985,813
   Book value per share ..................................................   $     11.21         11.04          10.18

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------   -------------------------
(UNAUDITED - dollars in thousands, except per share data)          2009         2008            2009         2008
---------------------------------------------------------      -----------   -------------   ----------   ------------
INTEREST INCOME:
   Real estate loans .......................................   $    13,871       12,399          28,212       24,991
   Commercial loans ........................................        37,597       41,100          75,563       83,633
   Consumer and other loans ................................        11,142       11,790          22,481       23,897
   Investment securities and
   other ...................................................        11,810        9,284          23,696       18,068
                                                               -----------   ----------      ----------   ----------
      Total interest income ................................        74,420       74,573         149,952      150,589
                                                               -----------   ----------      ----------   ----------
INTEREST EXPENSE:
   Deposits ................................................         9,433       13,474          19,567       30,343
   Federal Home Loan Bank advances .........................         1,852        4,821           3,671       10,539
   Securities sold under agreements to repurchase ..........           409          808           1,003        2,149
   Subordinated debentures .................................         1,676        1,853           3,583        3,726
   Other borrowed funds ....................................           569        1,317           1,269        2,903
                                                               -----------   ----------      ----------   ----------
      Total interest expense ...............................        13,939       22,273          29,093       49,660
                                                               -----------   ----------      ----------   ----------
NET INTEREST INCOME ........................................        60,481       52,300         120,859      100,929
   Provision for loan losses ...............................        25,140        5,042          40,855        7,542
                                                               -----------   ----------      ----------   ----------
      Net interest income after provision for loan losses ..        35,341       47,258          80,004       93,387
                                                               -----------   ----------      ----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees ..........................        10,215       10,599          19,234       20,070
   Miscellaneous loan fees and charges .....................         1,162        1,624           2,322        3,114
   Gains on sale of loans ..................................         9,071        4,245          15,221        8,125
   Gain on sale of investments .............................            --           --              --          248
   Other income ............................................           870          913           1,918        2,086
                                                               -----------   ----------      ----------   ----------
      Total non-interest income ............................        21,318       17,381          38,695       33,643
                                                               -----------   ----------      ----------   ----------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense .....        20,710       20,967          42,654       42,064
   Occupancy and equipment expense .........................         5,611        5,116          11,506       10,249
   Advertising and promotions expense ......................         1,722        1,833           3,446        3,372
   Outsourced data processing expense ......................           680          647           1,351        1,314
   Core deposit intangibles amortization ...................           762          767           1,536        1,546
   Other expense ...........................................        13,478        7,113          22,096       13,511
                                                               -----------   ----------      ----------   ----------
      Total non-interest expense ...........................        42,963       36,443          82,589       72,056
                                                               -----------   ----------      ----------   ----------
EARNINGS BEFORE INCOME TAXES ...............................        13,696       28,196          36,110       54,974
   Federal and state income tax expense ....................         3,044        9,737           9,679       19,116
                                                               -----------   ----------      ----------   ----------
NET EARNINGS ...............................................   $    10,652       18,459          26,431       35,858
                                                               ===========   ==========      ==========   ==========
Basic earnings per share ...................................   $      0.17         0.35            0.43         0.67
Diluted earnings per share .................................   $      0.17         0.34            0.43         0.66
Dividends declared per share ...............................   $      0.13         0.13            0.26         0.26
Return on average assets (annualized) ......................          0.77%        1.51%           0.96%        1.48%
Return on average equity (annualized) ......................          6.18%       13.51%           7.72%       13.25%
Average outstanding shares - basic .........................    61,515,946   53,971,220      61,489,422   53,910,414
Average outstanding shares - diluted .......................    61,518,289   54,151,290      61,493,266   54,084,193

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
    YEAR ENDED DECEMBER 31, 2008 AND UNAUDITED SIX MONTHS ENDED JUNE 30, 2009

                                                                                         Retained      Accumulated      Total
                                                           Common Stock                  earnings         Other        stock-
                                                        -----------------   Paid-in   substantially   comprehensive   holders'
(Dollars in thousands, except per share data)              Shares           capital     restricted    income (loss)    equity
---------------------------------------------           ----------   --------------   -------------   -------------   --------
Balance at December 31, 2007 ........................   53,646,480   $536   374,728      150,195          3,117       528,576
Comprehensive income:
   Net earnings .....................................           --     --        --       65,657             --        65,657
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .........           --     --        --           --         (4,360)       (4,360)
                                                                                                                      -------
Total comprehensive income ..........................                                                                  61,297
                                                                                                                      -------
Cash dividends declared ($.52 per share) ............           --     --        --      (29,079)            --       (29,079)
Stock options exercised .............................      719,858      7     9,789           --             --         9,796
Stock issued in connection with acquisition .........      639,935      7     9,280           --             --         9,287
Public offering of stock issued .....................    6,325,000     63    93,890           --             --        93,953
Cumulative effect of change in accounting
   principle ........................................           --     --        --         (997)            --          (997)
Stock based compensation and tax benefit ............           --     --     4,107           --             --         4,107
                                                        ----------   ----   -------      -------         ------       -------
Balance at December 31, 2008 ........................   61,331,273   $613   491,794      185,776         (1,243)      676,940
Comprehensive income:
   Net earnings .....................................           --     --        --       26,431             --        26,431
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .........           --     --        --           --         (1,139)       (1,139)
                                                                                                                      -------
Total comprehensive income ..........................                                                                  25,292
                                                                                                                      -------
Cash dividends declared ($.26 per share) ............           --     --        --      (15,999)            --       (15,999)
Stock options exercised .............................      188,535      2     2,552           --             --         2,554
Stock based compensation and tax benefit ............           --     --       877           --             --           877
                                                        ----------   ----   -------      -------         ------       -------
Balance at June 30, 2009 (unaudited) ................   61,519,808   $615   495,223      196,208         (2,382)      689,664
                                                        ==========   ====   =======      =======         ======       =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
(UNAUDITED - Dollars in thousands)                                            2009          2008
----------------------------------                                         ---------   -------------
OPERATING ACTIVITIES :
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................   $  25,726        42,907
                                                                           ---------      --------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
      investments available-for-sale ...................................      97,332       211,647
   Purchases of investments available-for-sale .........................    (103,724)     (293,751)
   Principal collected on commercial and consumer loans ................     483,879       558,506
   Commercial and consumer loans originated or acquired ................    (529,042)     (752,164)
   Principal collections on real estate loans ..........................      97,507       175,149
   Real estate loans originated or acquired ............................     (76,282)     (194,494)
   Net purchase of FHLB and FRB stock ..................................         (61)         (138)
   Proceeds from sale of other real estate owned .......................       5,257           659
   Net addition of premises and equipment and other real estate owned ..      (7,854)       (6,239)
                                                                           ---------      --------
   ..  NET CASH USED IN INVESTING ACTIVITIES ...........................     (32,988)     (300,825)
                                                                           ---------      --------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits .................................     123,881       (58,555)
   Net increase in FHLB advances .......................................     275,022       119,263
   Net decrease in securities sold under repurchase agreements .........      (7,584)       (1,830)
   Net (decrease) increase in Federal Reserve Bank discount window .....    (327,000)      144,000
   Net decrease in U.S. Treasury Tax and Loan funds ....................        (947)      (12,111)
   Net increase (decrease) in other borrowed funds .....................       9,791           (33)
   Cash dividends paid .................................................     (15,999)      (14,039)
   Excess tax benefits from stock options ..............................          75           527
   Proceeds from exercise of stock options and other stock issued ......       2,554         3,421
                                                                           ---------      --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      59,793       180,643
                                                                           ---------      --------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      52,531       (77,275)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................     135,255       227,609
                                                                           ---------      --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 187,786       150,334
                                                                           =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ..............................................   $  30,423        51,020
   Cash paid for Income taxes ..........................................      23,407        22,265
   Sale and refinancing of other real estate owned .....................       2,243           827
   Other real estate acquired in settlement of loans ...................      44,584         5,913

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 2009 and 2008, stockholders' equity and comprehensive income for the six months ended June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2008 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses ("ALLL" or "allowance") and the valuations related to investments, business combinations and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other real estate valuation estimates management obtains independent appraisals for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to business combinations are determined based on internal calculations using significant independent party inputs and independent party valuations.

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

     As of June 30, 2009, the Company is the parent holding company for ten wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming and Utah, and Bank of the San Juans ("San Juans") located in Colorado.

     On February 9, 2009, the Company announced a definitive agreement (the "agreement") to acquire First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust has three branch locations in Powell, Cody, and Lovell, Wyoming. As of June 30, 2009, First National Bank & Trust had total assets of $272 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, First National Bank & Trust will become a wholly-owned subsidiary of the Company. The agreement was recently extended to September 15, 2009. The transaction is now targeted to close in the third quarter.

     On February 1, 2009, First National Bank of Morgan ("Morgan") merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results. The merger has been accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting.

     On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, were acquired by the Company. The results of operations and financial condition are included from the acquisition date.

     On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier resulting in operations conducted under the Glacier charter. Prior period activity of Whitefish was combined and included in Glacier's historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting.

     An entity is referred to as a variable interest entity ("VIE") if it meets the criteria outlined in Financial Accounting Standards Board ("FASB") Interpretation 46(R) ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a VIE in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both. The Company has equity investments in Certified Development Entities in the form of limited liability companies ("LLC") which have received allocations of new market tax credits ("NMTC"). The Company also has equity investments in low-income housing tax credit partnerships. The LLCs and the partnerships are considered VIEs. The Company has evaluated the relationships and has determined the Company to be the primary beneficiary and accordingly consolidates its interest in the VIEs into the community bank subsidiary which holds the investment in the VIE.

     In June 2009, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R). This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations. For further information regarding the Statement see discussion in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

     In addition, the Company owns five trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), Citizens (ID) Statutory Trust I ("Citizens Trust I") and Bank of the San Juans Trust I ("San Juans Trust I") for the purpose of issuing trust preferred securities and, in accordance with FIN 46(R), the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

     See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company were $5.6 billion at June 30, 2009, eight of the ten community banks had total assets of less than $1 billion. The smallest community bank subsidiary had $176 million in total assets, while the largest community bank subsidiary had $1.3 billion in total assets at June 30, 2009.

     The following abbreviated organizational chart illustrates the various relationships as of June 30, 2009:

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

3)   Investments

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                         INVESTMENTS AS OF JUNE 30, 2009

                                                                       Gross Unrealized   Estimated
                                                Weighted   Amortized   ----------------      Fair
(Dollars in thousands)                            Yield       Cost      Gains    Losses     Value
----------------------                          --------   ---------   ------   -------   ---------
AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AGENCIES:
   maturing one year through five years .....     1.62%     $    211       --        (4)       207
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing one year through five years .....     3.07%          184       --        (1)       183
   maturing five years through ten years ....     1.64%           42       --        --         42
   maturing after ten years .................     2.05%           66       --        --         66
                                                            --------   ------   -------    -------
                                                  2.63%          292       --        (1)       291
                                                            --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     3.73%          757        2        --        759
   maturing one year through five years .....     4.49%        3,754      128        (3)     3,879
   maturing five years through ten years ....     4.61%       23,295    1,038       (68)    24,265
   maturing after ten years .................     4.96%      434,096    9,828    (6,445)   437,479
                                                            --------   ------   -------    -------
                                                  4.94%      461,902   10,996    (6,516)   466,382
                                                            --------   ------   -------    -------
COLLATERALIZED DEBT OBLIGATIONS:
   maturing after ten years .................     8.39%       15,066       --    (5,094)     9,972
RESIDENTIAL MORTGAGE-BACKED SECURITIES ......     5.00%      459,118    9,215   (12,513)   455,820
                                                            --------   ------   -------    -------
   TOTAL MARKETABLE SECURITIES ..............     5.02%      936,589   20,211   (24,128)   932,672
                                                            --------   ------   -------    -------
OTHER INVESTMENTS:
FHLB and FRB stock, at cost .................     1.27%       61,011       --        --     61,011
Other stock, at cost ........................     3.72%          464       --        --        464
                                                            --------   ------   -------    -------
   TOTAL INVESTMENTS ........................     4.79%     $998,064   20,211   (24,128)   994,147
                                                            ========   ======   =======    =======

                       INVESTMENTS AS OF DECEMBER 31, 2008

                                                                       Gross Unrealized   Estimated
           (Dollars in thousands)               Weighted   Amortized   ----------------      Fair
             AVAILABLE-FOR-SALE:                  Yield       Cost      Gains    Losses     Value
           ----------------------               --------   ---------   ------   -------   ---------
AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AGENCIES:
   maturing one year through five years .....     1.62%     $    213        4        --        217
GOVERNMENT-SPONSORED ENTERPRISES:
   maturing five years through ten years ....     4.12%          246       --        (2)       244
   maturing after ten years .................     3.75%           68       --        --         68
                                                            --------   ------   -------    -------
                                                  4.04%          314       --        (2)       312
                                                            --------   ------   -------    -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
   maturing within one year .................     3.76%          940        6        --        946
   maturing one year through five years .....     4.61%        4,482      104        (9)     4,577
   maturing five years through ten years ....     5.08%       20,219    1,030       (80)    21,169
   maturing after ten years .................     4.95%      393,377    7,807    (9,733)   391,451
                                                            --------   ------   -------    -------
                                                  4.95%      419,018    8,947    (9,822)   418,143
                                                            --------   ------   -------    -------
COLLATERALIZED DEBT OBLIGATIONS:
   maturing after ten years .................     8.39%       15,226      314        --     15,540
RESIDENTIAL MORTGAGE-BACKED SECURITIES ......     4.62%      495,961    4,956    (6,447)   494,470
                                                            --------   ------   -------    -------
   TOTAL MARKETABLE SECURITIES ..............     4.83%      930,732   14,221   (16,271)   928,682
                                                            --------   ------   -------    -------
             OTHER INVESTMENTS:
FHLB and FRB stock, at cost .................     1.72%       60,945       --        --     60,945
Other stock, at cost ........................     3.10%          465       --        --        465
                                                            --------   ------   -------    -------
   TOTAL INVESTMENTS ........................     4.64%     $992,142   14,221   (16,271)   990,092
                                                            ========   ======   =======    =======

     Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

     Interest income includes tax-exempt interest for the six months ended June 30, 2009 and 2008 of $11,070,000 and $6,348,000, respectively, and for the three months ended June 30, 2009 and 2008 of $5,739,000 and $3,174,000, respectively.

     Gross proceeds from sale of marketable securities for the six months ended June 30, 2009 and 2008 were $0 and $97,002,000, respectively, resulting in gross gains of $0 and $0, respectively, and gross losses of $0 and $0, respectively. The gross proceeds and gross gains from the sale of other stock was $0 and $248,000 for the six months ended June 30, 2009 and 2008, respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. The cost of any investment sold is determined by specific identification.

     At June 30, 2009, the Company had investment securities with carrying values of approximately $674,072,000, pledged as collateral for FHLB advances, Federal Reserve Bank ("FRB") discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

     The investments in the Federal Home Loan Bank ("FHLB") stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

     Investments with an unrealized loss position at June 30, 2009:

                                                   Less than 12 months     12 months or more            Total
                                                  ---------------------   -------------------   --------------------
                                                    Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
              (dollars in thousands)                Value       Loss       Value      Loss       Value       Loss
              ----------------------              --------   ----------   ------   ----------   -------   ----------
U.S. Government Agencies ......................   $    207          4         --         --         207          4
Government Sponsored Enterprises ..............         --         --        146          1         146          1
State and Local Governments and other issues ..    126,288      5,058     13,041      1,458     139,329      6,516
Collateralized Debt Obligations ...............      7,973      5,094         --         --       7,973      5,094
Residential Mortgage-backed Securities ........      5,126        171     49,865     12,342      54,991     12,513
                                                  --------     ------     ------     ------     -------     ------
Total temporarily impaired securities .........   $139,594     10,327     63,052     13,801     202,646     24,128
                                                  ========     ======     ======     ======     =======     ======

     Investments with an unrealized loss position at December 31, 2008:

                                                   Less than 12 months     12 months or more            Total
                                                  ---------------------   -------------------   --------------------
                                                    Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
              (dollars in thousands)                Value       Loss       Value      Loss       Value       Loss
              ----------------------              --------   ----------   ------   ----------   -------   ----------
U.S. Government Agencies ......................   $     --         --         --        --           --         --
Government Sponsored Enterprises ..............        104          1        205         1          309          2
State and Local Governments and other issues ..    142,826      9,772      1,621        50      144,447      9,822
Collateralized Debt Obligations ...............         --         --         --        --           --         --
Residential Mortgage-backed Securities ........    116,004      5,758     12,403       689      128,407      6,447
                                                  --------     ------     ------       ---      -------     ------
Total temporarily impaired securities .........   $258,934     15,531     14,229       740      273,163     16,271
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

     For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions, The Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of issuers, with follow up discussions with issuers' management for clarification and verification of information relevant to the Company's impairment analysis.

     In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at June 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

     As of June 30, 2009, there were 214 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. All of such temporarily impaired investments are debt securities. Residential Mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, decreased from $67,365,000 at December 31, 2008 to $54,991,000 at June 30, 2009, and the unrealized loss increased from 9.0 percent of fair value to 22.8 percent of fair value for those same periods. The fair value of State and Local Government and other issued securities in an unrealized loss position increased from $119,928,000 at December 31, 2008 to $139,329,000 at June 30, 2009, and the unrealized loss decreased from
     7.5 percent of fair value to 4.7 percent of fair value for those same years. The fair value of Collateralized Debt Obligation securities in an unrealized loss position is $7,973,000 with unrealized losses of $5,094,000 or 63.9 percent of fair value at June 30, 2009; such investments had an unrealized gain position at December 31, 2008.

     The Company stratified the 214 debt securities for both severity and duration of impairment. With respect to severity, 75 debt securities had impairment that exceeded 5 percent of the respective book values, of which 18 had impairment that exceeded 15 percent of the respective book values at June 30, 2009. 1 of the 214 debt securities had impairment that exceeded 40 percent of the respective book values at June 30, 2009. The remaining 139 debt securities had impairment that was 5 percent or less of the respective book values as of June 30, 2009.

     With respect to the duration of the impaired securities, the Company identified 44 securities which have been continuously impaired for the 12 months ending June 30, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 44 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $12,271,986, the most notable of which had an unrealized loss of $2,085,002. 17 of the 44 securities are state and local tax-exempt securities with an unrealized loss of $1,457,301, the most notable of which had an unrealized loss of $409,446. 14 of the 44 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $71,190.

     For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.

     Based on an analysis of its impaired securities as of June 30, 2009, the Company determined that none of such securities had other-than-temporary impairment.

     4)   Loans and Leases

     The following table summarizes the Company's loan and lease portfolio:

                                                  At                     At                     At
                                                6/30/09              12/31/2008               6/30/08
TYPE OF LOAN                             ---------------------   --------------------   --------------------
(Dollars in thousands)                     Amount      Percent     Amount     Percent     Amount     Percent
----------------------                   -----------   -------   ----------   -------   ----------   -------
Real Estate Loans:
   Residential real estate               $  747,931      18.6%   $  786,869     19.4%   $  706,815     18.8%
   Loans held for sale                       92,166       2.3%       54,976      1.4%       42,772      1.1%
                                         ----------     -----    ----------    -----    ----------    -----
      Total                                 840,097      20.9%      841,845     20.8%      749,587     19.9%
Commercial Loans:
   Real estate                            1,944,784      48.2%    1,935,341     47.8%    1,736,784     46.2%
   Other commercial                         649,634      16.1%      645,033     15.9%      664,558     17.7%
                                         ----------     -----    ----------    -----    ----------    -----
      Total                               2,594,418      64.3%    2,580,374     63.7%    2,401,342     63.9%
Consumer and other Loans:
   Consumer                                 198,454       4.9%      208,166      5.1%      207,595      5.6%
   Home equity                              502,288      12.5%      507,831     12.5%      471,398     12.5%
                                         ----------     -----    ----------    -----    ----------    -----
      Total                                 700,742      17.4%      715,997     17.6%      678,993     18.1%
   Net deferred loan fees, premiums
      and discounts                          (6,498)    -0.2%        (8,023)   -0.2%        (8,970)   -0.3%
   Allowance for loan and lease losses      (97,374)    -2.4%       (76,739)   -1.9%       (60,807)   -1.6%
                                         ----------     -----    ----------    -----    ----------    -----
Loan receivable, net                     $4,031,385     100.0%   $4,053,454    100.0%   $3,760,145    100.0%
                                         ==========     =====    ==========    =====    ==========    =====


The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                             June 30,   December 31,   June 30,
(Dollars in thousands)                                         2009         2008         2008
----------------------                                       --------   ------------   --------
Real estate and other assets owned                           $ 47,424      11,539        6,523
Accruing Loans 90 days or more overdue                         10,086       8,613        3,700
Non-accrual loans                                             116,362      64,301       19,674
                                                             --------      ------       ------
   Total non-performing assets                               $173,872      84,453       29,897
                                                             ========      ======       ======
Non-performing assets as a percentage of total bank assets      3.06%       1.46%         0.58%

Impaired loans, net of government guaranteed amounts, were $140,087,000, $79,949,000, and $23,707,000 as of June 30, 2009, December 31, 2008 and June 30,
2008, respectively. The allowance for loan and lease loss includes valuation allowances of $9,034,000, $7,999,000 and $3,030,000 specific to impaired loans as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

     The following table illustrates the loan and lease loss experience:

                                                  June 30,   December 31,   June 30,
(Dollars in thousands)                              2009         2008         2008
----------------------                           ---------   ------------   --------
Balance at the beginning of the period           $ 76,739      54,413        54,413
   Charge-offs                                    (21,246)     (9,839)       (1,498)
   Recoveries                                       1,026       1,060           350
                                                 --------      ------        ------
   Net charge-offs                               $(20,220)     (8,779)       (1,148)
   Acquisition (1)                                     --       2,625            --
   Provision                                       40,855      28,480         7,542
                                                 --------      ------        ------
Balance at the end of the period                 $ 97,374      76,739        60,807
                                                 ========      ======        ======
Net charge-offs as a percentage of total loans      0.490%      0.213%        0.030%

(1)  Acquisition of Bank of the San Juans in 2008

5)   Intangible Assets

     The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of June 30, 2009:

                                                 Core       Mortgage
                                                Deposit     Servicing
(Dollars in thousands)                        Intangible   Rights (1)    Total
----------------------                        ----------   ----------   ------
   Gross carrying value                        $ 27,807
   Accumulated Amortization                     (16,330)
                                               --------
   Net carrying value                          $ 11,477         1,134   12,611
                                               ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                               10.0           9.5    10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended June 30, 2009    $    762            81     843
   For the six months ended June 30, 2009         1,536           140   1,676
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2009        $  2,972           180   3,152
   For the year ended December 31, 2010           2,603            78   2,681
   For the year ended December 31, 2011           1,895            76   1,971
   For the year ended December 31, 2012           1,534            74   1,608
   For the year ended December 31, 2013           1,283            71   1,354

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are immaterial and therefore not presented.

     Acquisitions were accounted for using the purchase accounting method as prescribed by SFAS No. 141, Business Combinations, for acquisitions prior to January 1, 2009 and acquisitions will subsequently be accounted for as prescribed by SFAS No. 141(R), Business Combinations. Acquisition accounting under both standards requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair value.

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

6)   Deposits

     The following table illustrates the amounts outstanding for deposits $100,000 and greater at June 30, 2009 according to the time remaining to maturity. Included in the Certificate of Deposits are brokered deposits of $70,653,000 issued through the Certificate of Deposit Account Registry System.

                            Certificates   Non-Maturity
(Dollars in thousands)       of Deposit      Deposits       Totals
----------------------      ------------   ------------   ---------
Within three months .....     $190,309      1,242,965     1,433,274
Three to six months .....      125,255             --       125,255
Seven to twelve months ..      116,690             --       116,690
Over twelve months ......       62,601             --        62,601
                              --------      ---------     ---------
   Totals ...............     $494,855      1,242,965     1,737,820
                              ========      =========     =========

7)   Advances and Other Borrowings

     The following chart illustrates the average balances and the maximum outstanding month-end balances of amounts borrowed through FHLB, repurchase agreements, U.S. Treasury Tax and Loan and FRB discount window programs:

                                               As of and         As of and         As of and
                                              for the six         for the         for the six
                                              months ended       year ended       months ended
(Dollars in thousands)                       June 30, 2009   December 31, 2008   June 30, 2008
----------------------                       -------------   -----------------   -------------
FHLB advances:
   Amount outstanding at end of period ...     $  613,478         338,456          658,211
   Average balance .......................     $  352,183         566,933          648,296
   Maximum outstanding at any month-end ..     $  613,478         822,107          815,860
   Weighted average interest rate ........           2.10%           2.71%            3.26%
Repurchase agreements:
   Amount outstanding at end of period ...     $  180,779         188,363          176,211
   Average balance .......................     $  191,388         188,952          184,892
   Maximum outstanding at any month-end ..     $  199,669         196,461          192,216
   Weighted average interest rate ........           1.06%           2.02%            2.33%
U.S. Treasury Tax and Loan:
   Amount outstanding at end of period ...     $    5,120           6,067          209,298
   Average balance .......................     $    3,667         165,690          173,434
   Maximum outstanding at any month-end ..     $    5,120         385,246          299,477
   Weighted average interest rate ........           0.00%           2.28%            2.74%
Federal Reserve Bank discount window:
   Amount outstanding at end of period ...     $  587,000         914,000          144,000
   Average balance .......................     $  891,558         277,611           33,429
   Maximum outstanding at any month-end ..     $1,005,000         928,000          144,000
   Weighted average interest rate ........           0.27%           1.76%            2.95%

8)   Stockholders' Equity

     The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 2009.

                CONSOLIDATED                     Tier 1 (Core)   Tier 2 (Total)    Leverage
          (Dollars in thousands)                    Capital          Capital        Capital
          ----------------------                 -------------   --------------   ----------
Total stockholder's equity....................    $  689,664         689,664         689,664
Less: Goodwill and intangibles ...............      (156,965)       (156,965)       (156,965)
Plus: Allowance for loan and lease losses.....            --          57,110              --
   Accumulated other comprehensive
      Unrealized loss on AFS securities ......         2,382           2,382           2,382
Subordinated debentures.......................       117,500         117,500         117,500
                                                  ----------       ---------      ----------
Regulatory capital computed...................    $  652,581         709,691         652,581
                                                  ==========       =========      ==========
Risk weighted assets .........................    $4,528,177       4,528,177
                                                  ==========       =========
Total adjusted average assets ................                                    $5,418,999
                                                                                  ==========
Capital as % of risk weighted assets..........         14.41%          15.67%          12.04%
Regulatory "well capitalized" requirement ....          6.00%          10.00%           5.00%
                                                  ----------       ---------      ----------
Excess over "well capitalized" requirement....          8.41%           5.67%           7.04%
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

     The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                     Three           Three             Six             Six
                                                 months ended    months ended     months ended    months ended
                                                 June 30, 2009   June 30, 2008    June 30, 2009   June 30, 2008
                                                 -------------   -------------    -------------   -------------
Net earnings available to common
   stockholders ..............................    $10,652,000      18,459,000       26,431,000      35,858,000
Average outstanding shares - basic ...........     61,515,946      53,971,220       61,489,422      53,910,414
Add: Dilutive stock options ..................          2,343         180,070            3,844         173,779
                                                  -----------      ----------       ----------      ----------
Average outstanding shares - diluted .........     61,518,289      54,151,290       61,493,266      54,084,193
                                                  ===========      ==========       ==========      ==========
Basic earnings per share .....................    $      0.17            0.35             0.43            0.67
                                                  ===========      ==========       ==========      ==========
Diluted earnings per share ...................    $      0.17            0.34             0.43            0.66
                                                  ===========      ==========       ==========      ==========

     There were approximately 2,399,487 and 1,567,573 average shares excluded from the diluted average outstanding share calculation for the three months ended June 30, 2009 and 2008, respectively, due to the option exercise price exceeding the market price.

10)  Comprehensive Income

     The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                                 For the three months   For the six months
                                                                    ended June 30,        ended June 30,
                    (Dollars in thousands)                          2009       2008       2009      2008
                    ----------------------                       ---------   --------   -------   --------
Net earnings .................................................   $ 10,652     18,459    26,431    35,858

Unrealized holding gain (loss) arising during the period .....      7,687    (10,492)   (1,866)   (8,320)
Tax (expense) benefit ........................................     (3,012)     4,134       727     3,279
                                                                 --------     ------    ------    ------
   Net after tax .............................................      4,675     (6,358)   (1,139)   (5,041)
Reclassification adjustment for gains
   included in net earnings ..................................         --         --        --      (248)
Tax expense ..................................................         --         --        --        97
                                                                 --------     ------    ------    ------
   Net after tax .............................................         --         --        --      (151)

   Net unrealized gain (loss) on securities ..................      4,675     (6,358)   (1,139)   (5,192)
                                                                 --------     ------    ------    ------

         Total comprehensive income ..........................   $ 15,327     12,101    25,292    30,666
                                                                 ========     ======    ======    ======

11)  Federal and State Income Taxes

     The Company and its financial institution subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho Colorado and Utah. Although 1st Bank has operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington impose a corporate level income tax. All required income tax returns have been timely filed. Income tax returns for the years ended December 31, 2006, 2007 and 2008 remain subject to examination by the state of Utah tax authorities, income tax returns for the years ended December 31, 2005, 2006, 2007, and 2008 remain subject to examination by the federal, states of Montana, Colorado, Idaho tax authorities, income tax returns for the year ended December 31, 2004 remain subject to examination by the states of Colorado, Montana and Idaho and the income tax returns for the year ended December 31, 2003 remain subject to examination by the states of Montana and Idaho.

     During the second quarter 2009, the Company made investments in Certified Development Entities which received allocations of NMTC. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal tax credits received are claimed over a seven-year credit allowance period. Following is a list of expected tax credits to be received in the years indicated.

      Years ended            New
----------------------      Market
(Dollars in thousands)   Tax Credits
----------------------   -----------
        2009               $1,115
        2010                1,115
        2011                1,115
        2012                1,338
        2013                1,338
        2014                1,338
        2015                1,338
                           ------
                           $8,697
                           ======

     In accordance with FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, the Company determined its unrecognized tax benefit to be $113,000 as of June 30, 2009. If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 26.8 percent to 26.5 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

     In accordance with FIN 48, the Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the six months ended June 30, 2009 and 2008, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $20,000 and $37,000 accrued for the payment of interest at June 30, 2009 and 2008, respectively. The Company had accrued liabilities of $0 for the payment of penalties at June 30, 2009 and 2008.

12)  Segment Information

     SFAS No. 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters. Centrally provided services to the banks are allocated based on estimated usage of those services. VIEs are consolidated into the operating segment which invested into such entities. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.

     On February 1, 2009, Morgan was merged into 1st Bank resulting in operations being conducted under the 1st Bank charter.

     On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, was acquired by the Company. The results of operations and financial condition are included from the acquisition date.

     The following schedule provides selected financial data for the Company's operating segments:

                                                    Six months ended and as of June 30, 2009
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   41,022      45,239     26,644    17,994     16,781    11,168    11,474
Intersegment revenues                      93           1        555       371        126        --        85
Expenses                              (33,766)    (43,043)   (20,391)  (14,811)   (16,940)   (9,284)   (8,277)
                                   ----------   ---------   --------   -------   --------   -------   -------
   Net Earnings                    $    7,349       2,197      6,808     3,554        (33)    1,884     3,282
                                   ----------   ---------   --------   -------   --------   -------   -------
      Total Assets                 $1,217,302   1,266,555    831,352   541,763    588,480   332,505   291,021
                                   ==========   =========   ========   =======   ========   =======   =======

                                                San     First Bank                                Total
                                   Citizens    Juans      of MT       Parent   Eliminations   Consolidated
                                   --------   -------   ----------   -------   ------------   ------------
Revenues from external customers   $  8,105     5,171        4,933       116             --       188,647
Intersegment revenues                     2        --           --    35,242        (36,475)           --
Expenses                             (6,910)   (4,306)      (3,611)   (8,927)         8,050      (162,216)
                                   --------   -------      -------   -------       --------     ---------
   Net Earnings                    $  1,197       865        1,322    26,431        (28,425)       26,431
                                   --------   -------      -------   -------       --------     ---------
      Total Assets                 $243,830   177,850      176,222   825,575       (854,031)    5,638,424
                                   ========   =======      =======   =======       ========     =========

                                                    Six months ended and as of June 30, 2008
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   42,359      43,550     27,897    18,534     16,698    12,460    10,950
Intersegment revenues                      82          25        947       644        871        --       212
Expenses                              (32,167)    (37,647)   (21,754)  (15,124)   (14,383)   (9,424)   (8,451)
                                   ----------   ---------   --------   -------   --------   -------   -------
   Net Earnings                    $   10,274       5,928      7,090     4,054      3,186     3,036     2,711
                                   ----------   ---------   --------   -------   --------   -------   -------
      Total Assets                 $1,156,216   1,114,885    847,406   567,957    530,244   330,894   286,823
                                   ==========   =========   ========   =======   ========   =======   =======

                                              First Bank                                Total
                                   Citizens     of MT       Parent   Eliminations   Consolidated
                                   --------   ----------   -------   ------------   ------------
Revenues from external customers   $  7,007        4,548       229             --        184,232
Intersegment revenues                   165          124    44,798        (47,868)            --
Expenses                             (6,230)      (3,547)   (9,169)         9,522       (148,374)
                                   --------      -------   -------       --------      ---------
   Net Earnings                    $    942        1,125    35,858        (38,346)        35,858
                                   --------      -------   -------       --------      ---------
      Total Assets                 $203,816      153,124   680,379       (843,876)     5,027,868
                                   ========      =======   =======       ========      =========

                                                   Three months ended and as of June 30, 2009
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   20,283      23,859     13,327     9,062      8,470     5,522     5,807
Intersegment revenues                      46           1        248       201         55        --        36
Expenses                              (17,555)    (22,853)   (10,279)   (7,757)    (9,637)   (4,746)   (4,231)
                                   ----------   ---------    -------   -------    -------   -------   -------
   Net Earnings                    $    2,774       1,007      3,296     1,506     (1,112)      776     1,612
                                   ----------   ---------    -------   -------    -------   -------   -------
      Total Assets                 $1,217,302   1,266,555    831,352   541,763    588,480   332,505   291,021
                                   ==========   =========    =======   =======    =======   =======   =======

                                                San     First Bank                                Total
                                   Citizens    Juans      of MT       Parent   Eliminations   Consolidated
                                   --------   -------   ----------   -------   ------------   ------------
Revenues from external customers   $  4,186     2,643        2,521        58             --         95,738
Intersegment revenues                     2        --           --    14,990        (15,579)            --
Expenses                             (3,591)   (2,193)      (1,844)   (4,396)         3,996        (85,086)
                                   --------   -------      -------   -------       --------      ---------
   Net Earnings                    $    597       450          677    10,652        (11,583)        10,652
                                   --------   -------      -------   -------       --------      ---------
      Total Assets                 $243,830   177,850      176,222   825,575       (854,031)     5,638,424
                                   ========   =======      =======   =======       ========      =========

                                                   Three months ended and as of June 30, 2008
                                   --------------------------------------------------------------------------
                                                 Mountain     First
     (Dollars in thousands)          Glacier       West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------   ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers   $   21,121      21,846     13,675     9,284      8,277     6,184     5,562
Intersegment revenues                      41          25        475       258        310        --       123
Expenses                              (15,954)    (18,809)   (10,561)   (7,446)    (6,940)   (4,646)   (4,224)
                                   ----------   ---------    -------   -------    -------   -------   -------
   Net Earnings                    $    5,208       3,062      3,589     2,096      1,647     1,538     1,461
                                   ----------   ---------    -------   -------    -------   -------   -------
      Total Assets                 $1,156,216   1,114,885    847,406   567,957    530,244   330,894   286,823
                                   ==========   =========    =======   =======    =======   =======   =======

                                              First Bank                                Total
                                   Citizens     of MT       Parent   Eliminations   Consolidated
                                   --------   ----------   -------   ------------   ------------
Revenues from external customers   $  3,580        2,334        91             --         91,954
Intersegment revenues                    33           23    22,910        (24,198)            --
Expenses                             (3,088)      (1,796)   (4,542)         4,511        (73,495)
                                   --------      -------   -------       --------      ---------
   Net Earnings                    $    525          561    18,459        (19,687)        18,459
                                   --------      -------   -------       --------      ---------
      Total Assets                 $203,816      153,124   680,379       (843,876)     5,027,868
                                   ========      =======   =======       ========      =========

13)  Fair Value Measurement

     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. FASB issued FSP SFAS 157-2, Effective Date of SFAS No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the delay from FSP SFAS 157-2 expired.

     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     The following are the assets measured at fair value on a recurring basis at and for the period ended June 30, 2009.

                                                        Carrying        Assets/       Quoted prices     Significant
                                                        value of      Liabilities   in active markets      other       Significant
                                                         Assets/      measured at     for identical      observable   Unobservable
                                                     Liabilities at   Fair Value          assets           inputs        Inputs
(Dollars in thousands)                                  06/30/09       06/30/09         (Level 1)        (Level 2)      (Level 3)
----------------------                               --------------   -----------   -----------------   -----------   ------------
Financial Assets:
   U.S. Government Agencies ......................      $    207            207             --                207            --
   Government Sponsored Enterprises ..............           291            291             --                291            --
   State and Local Governments and other issues ..       466,382        466,382             --            465,845           537
   Collateralized Debt Obligations ...............         9,972          9,972             --                 --         9,972
   Residential Mortgage-backed securities ........       455,820        455,820             --            450,829         4,991
                                                        --------        -------            ---            -------        ------
      Total financial assets .....................      $932,672        932,672             --            917,172        15,500
                                                        ========        =======            ===            =======        ======

     The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period.

     Investment securities - fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

     The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2009.

                                                                    Significant
                                                                    unobservable
                                                                       inputs
(Dollars in thousands)                                                (Level 3)
----------------------                                              ------------
Balance as of December 31, 2008 .................................     $23,421
Total unrealized loss included in other comprehensive income ....      (7,295)
Purchases, issuances and settlements ............................         261
Amortization, accretion and principal payments ..................        (887)
                                                                      -------
Balance as of June 30, 2009 .....................................     $15,500
                                                                      =======

     The change in unrealized losses related to available-for-sale securities is reported in Accumulated Other Comprehensive Income (Loss).

     Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at June 30, 2009.

                                             Carrying        Assets/       Quoted prices     Significant
                                             value of      Liabilities   in active markets      other       Significant
                                             Assets/       measured at     for identical      observable   Unobservable
                                          Liabilities at    Fair Value        assets            inputs        Inputs
(Dollars in thousands)                       06/30/09        06/30/09        (Level 1)        (Level 2)      (Level 3)
----------------------                    --------------   -----------   -----------------   -----------   ------------
Real estate and other assets
   owned, net .........................      $ 47,424         47,424             --               --           47,424
Impaired Loans, net of allowance for
   loan and lease losses ..............       131,053        131,053             --               --          131,053
                                             --------        -------            ---              ---          -------
   Total ..............................      $178,477        178,477             --               --          178,477
                                             ========        =======            ===              ===          =======

     The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a nonrecurring basis. There have been no significant changes in the valuation techniques during the period.

     Real estate and other assets owned, net - real estate and other assets owned are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy.

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

     The following presents the estimated fair values as in accordance with SFAS 107, Disclosures about Fair Value of Financial Instruments, as of June 30, 2009.

                                                                              June 30, 2009
                                                                         -----------------------
(Dollars in thousands)                                                     Amount     Fair Value
----------------------                                                   ----------   ----------
Financial Assets:
   Cash on hand and in banks .........................................   $  100,773      100,773
   Federal funds sold ................................................       62,405       62,405
   Interest bearing cash deposits ....................................       24,608       24,608
   Investment securities .............................................      477,316      477,316
   Residential Mortgage-backed securities ............................      455,820      455,820
   FHLB and FRB stock ................................................       61,011       61,011
   Loans receivable, net of allowance for loan and lease losses ......    4,031,385    4,036,828
   Accrued interest receivable .......................................       30,346       30,346
                                                                         ----------    ---------
      Total financial assets .........................................   $5,243,664    5,249,107
                                                                         ==========    =========
Financial Liabilities:
   Deposits ..........................................................   $3,386,443    3,397,205
   Advances from the FHLB ............................................      613,478      618,812
   Federal Reserve Bank discount window ..............................      587,000      587,000
   Repurchase agreements and other borrowed funds ....................      197,971      197,993
   Subordinated debentures ...........................................      120,157       65,987
   Accrued interest payable ..........................................        8,421        8,421
                                                                         ----------    ---------
      Total financial liabilities ....................................   $4,913,470    4,875,418
                                                                         ==========    =========

     The following is a description of the methods used to estimate the fair value of all other financial instruments recognized at amounts other than fair value.

     Financial Assets

     The estimated fair value of cash, federal funds sold, interest bearing cash deposits, and accrued interest receivable is the book value of such financial assets.

     The estimated fair value of FHLB and FRB stock is book value due to the restrictions that such stock may only be sold to another member institution or the FHLB or FRB at par value.

     Loans receivable, net of ALLL - fair value for unimpaired loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the fair value of the collateral.

     Financial Liabilities

     The estimated fair value of accrued interest payable is the book value of such financial liabilities.

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

     FRB discount window - fair value of FRB discount window borrowings is estimated based on borrowing rates currently available to the Company for FRB discount window borrowings with similar terms and maturities.

     Repurchase agreements and other borrowed funds - fair value of term repurchase agreements and other term borrowings are estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

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

                                   Six Months Ended June 30,
                                         2009 vs. 2008
                                  Increase (Decrease) due to:
                                  ---------------------------
(Dollars in thousands)             Volume     Rate      Net
----------------------            -------   -------   -------
INTEREST INCOME
Residential real estate loans     $ 4,411    (1,190)    3,221
Commercial loans                   10,536   (18,606)   (8,070)
Consumer and other loans            2,013    (3,429)   (1,416)
Investment securities and other     5,340       288     5,628
                                  -------   -------   -------
   Total Interest Income           22,300   (22,937)     (637)
INTEREST EXPENSE
NOW accounts                          197      (783)     (586)
Savings accounts                       83      (553)     (470)
Money market accounts                (309)   (5,060)   (5,369)
Certificates of deposit             2,536    (6,887)   (4,351)
FHLB advances                      (4,814)   (2,054)   (6,868)
Other borrowings and
   repurchase agreements           11,954   (14,877)   (2,923)
                                  -------   -------   -------
   Total Interest Expense           9,647   (30,214)  (20,567)
                                  -------   -------   -------
NET INTEREST INCOME               $12,653     7,277    19,930
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

AVERAGE BALANCE SHEET

                                            For the Three months ended 6-30-09   For the Six months ended 6-30-09
                                            ----------------------------------   --------------------------------
                                                                      Average                             Average
                                               Average     Interest    Yield/      Average     Interest    Yield/
(Dollars in thousands)                         Balance    Dividends     Rate       Balance    Dividends     Rate
----------------------                       ----------   ---------   -------    ----------   ---------   -------
ASSETS
   Residential real estate loans             $  846,969     13,871     6.55%     $  851,484      28,212    6.63%
   Commercial loans                           2,616,008     37,597     5.76%      2,604,811      75,563    5.85%
   Consumer and other loans                     701,320     11,142     6.37%        704,273      22,481    6.44%
                                             ----------     ------               ----------    --------
      Total Loans                             4,164,297     62,610     6.03%      4,160,568     126,256    6.12%
   Tax - exempt investment securities (1)       452,801      5,739     5.07%        439,118      11,070    5.04%
   Other investment securities                  575,647      6,071     4.22%        581,338      12,626    4.34%
                                             ----------     ------               ----------    --------
      Total Earning Assets                    5,192,745     74,420     5.75%      5,181,024     149,952    5.84%
                                                            ------                             --------
   Goodwill and core deposit intangible         158,163                             158,749
   Other non-earning assets                     225,056                             226,680
                                             ----------                          ----------
      TOTAL ASSETS                           $5,575,964                          $5,566,453
                                             ----------                          ----------
LIABILITIES
AND STOCKHOLDERS' EQUITY
   NOW accounts                              $  537,496        466     0.35%     $  522,805       1,024    0.39%
   Savings accounts                             297,648        251     0.34%        292,579         522    0.36%
   Money market accounts                        754,475      2,073     1.10%        757,151       4,485    1.19%
   Certificates of deposit                    1,010,597      6,643     2.64%        979,225      13,536    2.79%
   FHLB advances                                367,407      1,852     2.02%        352,183       3,671    2.10%
   Repurchase agreements
      and other borrowed funds                1,153,122      2,654     0.92%      1,210,902       5,855    0.98%
                                             ----------     ------               ----------    --------
      Total Interest Bearing Liabilities      4,120,745     13,939     1.36%      4,114,845      29,093    1.43%
                                                            ------                             --------
   Non-interest bearing deposits                727,798                             723,070
   Other liabilities                             36,076                              37,896
                                             ----------                          ----------
      Total Liabilities                       4,884,619                           4,875,811
                                             ----------                          ----------
   Common stock                                     615                                 615
   Paid-in capital                              495,084                             494,344
   Retained earnings                            196,569                             193,900
   Accumulated other
      comprehensive (loss) gain                    (923)                              1,783
                                             ----------                          ----------
      Total Stockholders' Equity                691,345                             690,642
                                             ----------                          ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                $5,575,964                          $5,566,453
                                             ==========                          ==========
   Net interest income                                     $60,481                             $120,859
                                                           =======                             ========
   Net interest spread                                                 4.39%                               4.41%
   Net Interest Margin                                                 4.67%                               4.70%
   Net Interest Margin (Tax Equivalent)                                4.87%                               4.90%
   Return on average assets (annualized)                               0.77%                               0.96%
   Return on average equity (annualized)                               6.18%                               7.72%

(1) Excludes tax effect of $4,901,000 and $2,541,000 on non-taxable investment security income for the three and six months ended June 30, 2009.

16)  Subsequent Events

     Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

     In July and August of 2009, the Company sold municipal securities and received gross proceeds of $26,275,000, which resulted in gross gains of $2,035,000. Had such securities been sold on June 30, 2009, the after-tax effect of $1,237,000 would have increased net income for the quarter from $10,652,000 to $11,889,000.

     On February 6, 2009, the Company announced a Plan and Agreement of Merger ("Merger Agreement") with First Company, a Wyoming corporation and its wholly owned subsidiary, First National Bank & Trust, whereby First Company will merge with and into the Company, and the Bank will become a wholly owned subsidiary of the Company. In July 2009, the parties have amended the Merger Agreement to extend the Termination Date (as defined in the Merger Agreement) from July 31, 2009 to September 15, 2009. The proposed transaction is pending regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO
                        MARCH 31, 2009 AND JUNE 30, 2008

Performance Summary

The Company reported net earnings of $10.652 million for the second quarter, a decrease of $7.807 million, or 42 percent, from the $18.459 million for the second quarter of 2008. Diluted earnings per share of $.17 for the quarter decreased 50 percent from the diluted earnings per share of $.34 for the same quarter of 2008. Annualized return on average assets and return on average equity for the second quarter were .77 percent and 6.18 percent, which compares with prior year returns for the second quarter of 1.51 percent and 13.51 percent, respectively.

REVENUE SUMMARY

                                                           Three months ended
                                                ---------------------------------------
                                                  June 30,     March 31,      June 30,
                                                    2009          2009          2008
(UNAUDITED - DOLLARS IN THOUSANDS)              (unaudited)   (unaudited)   (unaudited)
----------------------------------              -----------   -----------   -----------
Net interest income
   Interest income                                $74,420       $75,532       $74,573
   Interest expense                                13,939        15,154        22,273
                                                  -------       -------       -------
      Net interest income                          60,481        60,378        52,300
Non-interest income
   Service charges, loan fees, and other fees      11,377        10,179        12,223
   Gain on sale of loans                            9,071         6,150         4,245
   Other income                                       870         1,048           913
                                                  -------       -------       -------
      Total non-interest income                    21,318        17,377        17,381
                                                  -------       -------       -------
                                                  $81,799       $77,755       $69,681
                                                  =======       =======       =======
Tax equivalent net interest margin                   4.87%         4.92%         4.75%
                                                  =======       =======       =======

                                                $ change from   $ change from   % change from   % change from
                                                  March 31,        June 30,       March 31,        June 30,
(UNAUDITED - DOLLARS IN THOUSANDS)                   2009            2008           2009             2008
----------------------------------              -------------   -------------   -------------   -------------
Net interest income
   Interest income                                 $(1,112)        $  (153)           -1%              0%
   Interest expense                                $(1,215)        $(8,334)           -8%            -37%
                                                   -------         -------
      Net interest income                              103           8,181             0%             16%
Non-interest income
   Service charges, loan fees, and other fees        1,198            (846)           12%             -7%
   Gain on sale of loans                             2,921           4,826            47%            114%
   Other income                                       (178)            (43)          -17%             -5%
                                                   -------         -------
      Total non-interest income                      3,941           3,937            23%             23%
                                                   -------         -------
                                                   $ 4,044         $12,118             5%             17%
                                                   =======         =======

Net Interest Income

Net interest income for the quarter increased $8 million, or 16 percent, with interest expense decreasing $8 million, or 37 percent, over the same period in 2008. Interest income for the current quarter decreased $1 million, or 1 percent, with interest expense also decreasing $1 million, or 8 percent, compared to the prior quarter. The decrease in total interest expense is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.87 percent which is 5 basis points lower than the 4.92 percent achieved for the prior quarter and 12 basis points higher than the 4.75 percent result for the second quarter of 2008.

Non-interest Income

Non-interest income for the quarter increased $4 million, or 23 percent, from the prior quarter, and increased $4 million, or 23 percent, over the same period in 2008. Gain on sale of loans increased $3 million, or 47 percent, for the quarter and increased $5 million, or 114 percent, over the same period last year, primarily the result of increased refinancing of residential loans originated and sold in the secondary market. Fee income increased $1 million, or 12 percent, during the quarter, compared to the decrease of $846 thousand, or 7 percent, over the same period last year.

NON-INTEREST EXPENSE SUMMARY

                                                              Three months ended
                                                ---------------------------------------
                                                  June 30,     March 31,      June 30,
                                                    2009         2009           2008
(UNAUDITED - DOLLARS IN THOUSANDS)              (unaudited)   (unaudited)   (unaudited)
----------------------------------              -----------   -----------   -----------
Compensation and employee benefits                $20,710       $21,944       $20,967
Occupancy and equipment expense                     5,611         5,895         5,116
Advertising and promotion expense                   1,722         1,724         1,833
Outsourced data processing                            680           671           647
Core deposit intangibles amortization                 762           774           767
Other expenses                                     13,478         8,618         7,113
                                                  -------       -------       -------
   Total non-interest expense                     $42,963       $39,626       $36,443
                                                  =======       =======       =======

                                                $ change from   $ change from   % change from   % change from
                                                  March 31,       June 30,        March 31,        June 30,
(UNAUDITED - DOLLARS IN THOUSANDS)                   2009           2008            2009             2008
----------------------------------              -------------   -------------   -------------   -------------
Compensation and employee benefits                 $(1,234)         $ (257)          -6%             -1%
Occupancy and equipment expense                       (284)            495           -5%             10%
Advertising and promotion expense                       (2)           (111)           0%             -6%
Outsourced data processing                               9              33            1%              5%
Core deposit intangibles amortization                  (12)             (5)          -2%             -1%
Other expenses                                       4,860           6,365           56%             89%
                                                   -------          ------
   Total non-interest expense                      $ 3,337          $6,520            8%             18%
                                                   =======          ======

Non-interest Expense

Non-interest expense increased by $3 million, or 8 percent from the prior quarter. Compensation and employee benefits decreased $1 million, or 6 percent, from prior quarter and $257 thousand, or 1 percent from prior year's second quarter. The current quarter compensation and employee benefits included significant reductions in bonuses and employee benefits tied to Company performance. The current quarter decrease in compensation and employee benefits also reflects decreased staffing with the number of full-time equivalent employees decreasing from 1,610 to 1,597 during the quarter, and increasing from 1,537 since the end of the 2008 second quarter. The increase of $5 million in other expenses includes increases of $2.7 million in FDIC insurance premiums, $362 thousand in outside legal, accounting, and audit firm expense, $1.5 million of loss from sales of other real estate owned, and $288 thousand in expenses associated with repossessed assets.

Non-interest expense increased by $7 million, or 18 percent from the same quarter of 2008, including a $6 million, or 89 percent increase in other expenses. The increase in other expenses includes $3.5 million in Federal Deposit Insurance Corporation ("FDIC") insurance premiums, $749 thousand in outside legal, accounting, and audit firm expense, $1.8 million of loss from sales of other real estate owned, and $451 thousand of expense associated with repossessed assets. Occupancy and equipment expense has increased $495 thousand, or 10 percent, since June 30, 2008, reflecting the cost of additional branch locations and facility upgrades. Advertising and promotion expense decreased $111 thousand, or 6 percent, from the same quarter of 2008.

In the second quarter of 2009, the FDIC increased the deposit insurance premiums for all financial institutions and also imposed a special premium insurance assessment based on financial institutions' total assets as of June 30, 2009. Of the increase in FDIC insurance premiums, $2.5 million is attributable to the second quarter asset-based special assessment. The Company expects the heightened FDIC deposit insurance premiums to continue, and the FDIC has indicated that another special assessment is probable in the fourth quarter of the current year.

Excluding the $2.5 million special FDIC insurance assessment, the efficiency ratio (non-interest expense / net interest income plus non-interest income) was 49 percent for the quarter, compared to 52 percent for the 2008 second quarter, a three percentage point improvement.

Allowance for Loan and Lease Losses

The current quarter provision for loan loss expense was $25 million, an increase of $20 million from the same quarter in 2008. Charged-off loans for the current quarter exceeded recoveries of previously charged-off loans by $12 million.

The determination of the allowance for loan and lease losses ("ALLL" or "Allowance") and the related provision for loan losses is a critical accounting estimate that involves management's judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in "Financial Condition Analysis" - Allowance for Loan and Lease Losses.

     RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30, 2008

Performance Summary

Net earnings for the six months ended June 30, 2009 were $26.431 million, which is a decrease of $9.427 million, or 26 percent, over the prior year. Diluted earnings per share of $.43, is a decrease of 35 percent from the $.66 earned in 2008.

REVENUE SUMMARY

                                                     Six months ended
                                                -------------------------
                                                  June 30,     June 30,
                                                    2009         2008
(UNAUDITED - DOLLARS IN THOUSANDS)              (unaudited)   (unaudited)   $ change   % change
----------------------------------              -----------   -----------   --------   --------
Interest income                                  $149,952      $150,589     $   (637)       0%
Interest expense                                   29,093        49,660      (20,567)     -41%
                                                 --------      --------     --------
   Net interest income                            120,859       100,929       19,930       20%
Non-interest income
   Service charges, loan fees, and other fees      21,556        23,184       (1,628)      -7%
   Gain on sale of loans                           15,221         8,125        7,096       87%
   Gain on investments                                 --           248         (248)    -100%
   Other income                                     1,918         2,086         (168)      -8%
                                                 --------      --------     --------
      Total non-interest income                    38,695        33,643        5,052       15%
                                                 --------      --------     --------
                                                 $159,554      $134,572     $ 24,982       19%
                                                 ========      ========     ========
Tax equivalent net interest margin                   4.90%         4.65%
                                                 ========      ========

Net Interest Income

Net interest income for the six months increased $20 million, or 20 percent, over the same period in 2008. Total interest income decreased $637 thousand, or 42 basis points, while total interest expense decreased $21 million, or 41 percent. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.90 percent, an increase of 25 basis points from the 4.65 percent for the same period in 2008.

Non-interest Income

Total non-interest income increased $5 million, or 15 percent in 2009. Fee income for the first half of 2009 decreased $2 million, or 7 percent, over the first half of 2008. Gain on sale of loans increased $7 million, or 87 percent, from the first six months of last year, primarily the result of increased refinancing of residential loans originated and sold in the secondary market. Gain from the sale of investments during the first half of 2008 included a first quarter mandatory redemption of a portion of Visa, Inc. shares from its initial public offering, and the sale of shares in Principal Financial Group.

NON-INTEREST EXPENSE SUMMARY

                                                     Six months ended
                                                -------------------------
                                                  June 30,      June 30,
                                                    2009          2008
(UNAUDITED - DOLLARS IN THOUSANDS)              (unaudited)   (unaudited)   $ change   % change
----------------------------------              -----------   -----------   --------   --------
Compensation and employee benefits                $42,654       $42,064     $   590       1%
Occupancy and equipment expense                    11,506        10,249       1,257      12%
Advertising and promotion expense                   3,446         3,372          74       2%
Outsourced data processing                          1,351         1,314          37       3%
Core deposit intangibles amortization               1,536         1,546         (10)     -1%
Other expenses                                     22,096        13,511       8,585      64%
                                                  -------       -------     -------
   Total non-interest expense                     $82,589       $72,056     $10,533      15%
                                                  =======       =======     =======

Non-interest Expense

Non-interest expense increased by $11 million, or 15 percent, from the first six months of 2008. Compensation and employee benefit expense increased $590 thousand, or 1 percent, from the first half of 2008, due to the increased number of employees added since June 30, 2008, which was partially offset by the reductions in bonuses and employee benefits. Occupancy and equipment expense increased $1 million, or 12 percent, reflecting the cost of additional locations and facility upgrades. Advertising and promotion expense increased $74 thousand, or 2 percent, from the first half of 2008. Other expenses increased $9 million, or 64 percent, since June 30, 2008. The increase in other expenses includes $4.4 million in FDIC insurance premiums, $1.1 million in outside legal, accounting, and audit firm expense, $2 million loss from sales of other real estate owned, and $641 thousand expense associated with repossessed assets. Of the increase in FDIC insurance premiums year-to-date, $2.5 million is attributable to the second quarter asset-based special assessment.

The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 52 percent for the first half of 2009 compared favorably to 54 percent for the first six months of 2008.

Allowance for Loan and Lease Losses

The provision for loan loss expense was $41 million for the first six months of 2009, an increase of $33 million, or 442 percent, from the same period in 2008. Net charged-off loans during the six months ended June 30, 2009 was $20 million, an increase of $19 million from the same period in 2008.

                          FINANCIAL CONDITION ANALYSIS

As reflected in the following table, total assets at June 30, 2009 were $5.638 billion, which is $84 million, or 2 percent, greater than the total assets of $5.554 billion at December 31, 2008 and an increase of $611 million, or 12 percent, over the total assets of $5.028 billion at June 30, 2008.

                                            June 30,     December 31,     June 30,    $ change from  $ change from
                                              2009           2008          2008       December 31,      June 30,
ASSETS (DOLLARS IN THOUSANDS)             (unaudited)     (audited)    (unaudited)        2008            2008
------------------------------            -----------   ------------   -----------   -------------   -------------
Cash on hand and in banks                 $  100,773        125,123       123,545       (24,350)        (22,772)
Investment securities, interest bearing
   deposits, FHLB stock, FRB stock, and
   fed funds                               1,081,160      1,000,224       800,206        80,936         280,954
Loans:
   Real estate                               836,917        838,375       746,193        (1,458)         90,724
   Commercial                              2,591,149      2,575,828     2,396,098        15,321         195,051
   Consumer and other                        700,693        715,990       678,661       (15,297)         22,032
                                          ----------     ----------    ----------       -------        --------
      Total loans                          4,128,759      4,130,193     3,820,952        (1,434)        307,807
   Allowance for loan and lease losses       (97,374)       (76,739)      (60,807)      (20,635)        (36,567)
                                          ----------     ----------    ----------       -------        --------
      Total loans, net of allowance for
         loan and lease losses             4,031,385      4,053,454     3,760,145       (22,069)        271,240
                                          ----------     ----------    ----------       -------        --------
Other assets                                 425,106        375,169       343,972        49,937          81,134
                                          ----------     ----------    ----------       -------        --------
   Total Assets                           $5,638,424      5,553,970     5,027,868        84,454         610,556
                                          ==========     ==========    ==========       =======        ========

At June 30, 2009, total loans were $4.129 billion, a decrease of $1 million, over total loans of $4.130 billion at December 31, 2008. Commercial loans increased $15 million, or 59 basis points, during the first six months of 2009. Consumer loans, which are primarily comprised of home equity loans, decreased by $15 million, or 2 percent, while real estate loans decreased $1 million, or 17 basis points, from the fourth quarter of 2008. Total loans increased $308 million, or 8 percent from June 30, 2008. Since June 30, 2008, commercial loans increased $195 million, or 8 percent, real estate loans grew by $91 million, or 12 percent, and consumer loans increased $22 million, or 3 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $281 million, or 35 percent, from June 30, 2008, and have increased $81 million, or 8 percent, from December 31, 2008. Investment securities represented 19 percent of total assets at June 30, 2009 versus 16 percent of total assets at June 30, 2008.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the six months ended June 30, 2009 and 2008 were $706 million and $356 million, respectively, and for the three months ended June 30, 2009 and 2008 were $393 million and $180 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at June 30, 2009 was approximately $171 million.

Allowance for Loan and Lease Losses

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for credit losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Although the Company and the banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

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

At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios.

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

The Company considers the ALLL balance of $97.4 million adequate to cover inherent losses in the loan and lease portfolios as of June 30, 2009. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in Part II - Other information, Item 1A - Risk Factors.

The following table summarizes the allocation of the ALLL:

                                      June 30, 2009              December 31, 2008            June 30, 2008
                               --------------------------   --------------------------   --------------------------
                                 Allowance                    Allowance                    Allowance
                               for loan and     Percent     for loan and     Percent     for loan and     Percent
                               lease losses   of loans in   lease losses   of loans in   lease losses   of loans in
(Dollars in thousands)          (unaudited)     category      (audited)      category     (unaudited)     category
----------------------         ------------   -----------   ------------   -----------   ------------   -----------
Real estate loans                 $ 8,790         20.3%         7,233          20.3%          5,391         19.6%
Commercial real estate loans       45,632         47.0%        35,305          46.8%         26,310         45.3%
Other commercial loans             26,871         15.7%        21,590          15.6%         19,063         17.4%
Consumer and other loans           16,081         17.0%        12,611          17.3%         10,043         17.7%
                                  -------        -----         ------         -----          ------        -----
   Totals                         $97,374        100.0%        76,739         100.0%         60,807        100.0%
                                  =======        =====         ======         =====          ======        =====

The following table summarizes ALLL experience:

                                                 Six months ended    Year ended    Six months ended
                                                     June 30,       December 31,       June 30,
                                                       2009             2008             2008
(Dollars in thousands)                              (unaudited)      (audited)        (unaudited)
                                                 ----------------   ------------   ----------------
Balance at beginning of period                       $ 76,739          54,413          54,413
   Charge-offs:
      Real estate loans                                (4,881)         (3,233)           (580)
      Commercial loans                                (14,002)         (4,957)           (570)
      Consumer and other loans                         (2,363)         (1,649)           (348)
                                                     --------          ------          ------
         Total charge-offs                           $(21,246)         (9,839)         (1,498)
                                                     --------          ------          ------
   Recoveries:
      Real estate loans                                   287              23              44
      Commercial loans                                    504             716             178
      Consumer and other loans                            235             321             128
                                                     --------          ------          ------
         Total recoveries                            $  1,026           1,060             350
                                                     ========          ======          ======
   Net (charge-offs) recoveries                       (20,220)         (8,779)         (1,148)
      Acquisition (1)                                    --             2,625            --
      Provision                                        40,855          28,480           7,542
                                                     --------          ------          ------
Balance at end of period                             $ 97,374          76,739          60,807
                                                     ========          ======          ======
Allowance for loan and lease losses as a
   percentage of total loan and leases                   2.36%           1.86%           1.59%
Net charge-offs as a percentage of total loans          0.490%          0.213%          0.030%

(1)  Acquisition of Bank of the San Juans in 2008

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2008 and a downturn in global, national and local economies.

At June 30, 2009, the ALLL was $97.374 million, an increase of $37 million, or 60 percent, from a year ago. The allowance was 2.36 percent of total loans outstanding at June 30, 2009, up from 1.59 percent at the prior year quarter end, and up from 1.86 percent at December 31, 2008. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will determine the level of additional provision expense.

Each of the bank subsidiaries' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at estimated fair value, less estimated cost to sell. Any write-down at the time of recording real estate owned is charged to the ALLL. Any subsequent write-downs are charged to current expense.

Non-performing Assets

                                                  At           At           At
                                              6/30/2009    12/31/2008    6/30/2008
(Dollars in thousands)                       (unaudited)    (audited)   (unaudited)
----------------------                       -----------   ----------   -----------
Non-accrual loans:
   Real estate loans                           $ 17,019       3,575         1,293
   Commercial loans                              93,305      58,454        17,788
   Consumer and other loans                       6,038       2,272           593
                                               --------      ------        ------
      Total                                    $116,362      64,301        19,674
Accruing Loans 90 days or more overdue:
   Real estate loans                              3,060       4,103           467
   Commercial loans                               6,219       2,897         3,006
   Consumer and other loans                         807       1,613           227
                                               --------      ------        ------
      Total                                    $ 10,086       8,613         3,700
Real estate and other assets owned, net          47,424      11,539         6,523
                                               --------      ------        ------
Total non-performing loans and real estate
   and other assets owned, net                 $173,872      84,453        29,897
                                               ========      ======        ======
Allowance for loan and lease losses as a
   percentage of non-performing assets               56%         91%          203%
Non-performing assets as a percentage of
   total bank assets                               3.06%       1.46%         0.58%
Accruing Loans 30-89 days or more overdue      $ 62,637      54,787        35,017
Interest Income (1)                            $  3,459       4,434           707

(1) Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2009, year ended December 31, 2008

The allowance was 56 percent of non-performing assets at June 30, 2009, down from 91 percent for the prior year end and down from 203 percent a year ago. Non-performing assets as a percentage of total bank assets at June 30, 2009 were at 3.06 percent, up from 1.46 percent as of December 31, 2008, and up from .58 percent at June 30, 2008. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three months ended June 30, 2009 and 2008 was not significant. Impaired loans, net of government guaranteed amounts, were $140.1 million and $23.7 million as of June 30, 2009 and 2008, respectively. The ALLL includes valuation allowances of $9.0 million and $3.0 million specific to impaired loans as of June 30, 2009 and 2008, respectively.

                                           June 30,    December 31,     June 30,    $ change from   $ change from
                                            2009          2008           2008        December 31,      June 30,
LIABILITIES (DOLLARS IN THOUSANDS)       (unaudited)    (audited)     (unaudited)       2008            2008
----------------------------------       -----------   ------------   -----------   -------------   -------------
Non-interest bearing deposits             $  754,844       747,439       778,786          7,405        (23,942)
Interest bearing deposits                  2,631,599     2,515,036     2,347,137        116,563        284,462
Advances from Federal Home Loan Bank         613,478       338,456       658,211        275,022        (44,733)
Federal Reserve Bank discount window         587,000       914,000       144,000       (327,000)       443,000
Securities sold under agreements to
   repurchase and other borrowed funds       197,971       196,731       387,648          1,240       (189,677)
Other liabilities                             43,711        44,331        43,884           (620)          (173)
Subordinated debentures                      120,157       121,037       118,559           (880)         1,598
                                          ----------     ---------     ---------       --------       --------
   Total liabilities                      $4,948,760     4,877,030     4,478,225         71,730        470,535
                                          ==========     =========     =========       ========       ========

As of June 30, 2009, non-interest bearing deposits decreased $24 million, or 3 percent, since June 30, 2008, and increased $7 million, or 1 percent, since December 31, 2008. Interest bearing deposits increased $117 million, or 5 percent from December 31, 2008. Since June 30, 2008, interest bearing deposits increased $284 million, or 12 percent, resulting from the banks' continued focus on attracting and retaining low cost deposits. Federal Home Loan Bank ("FHLB") advances at June 30, 2009 decreased $45 million, or 7 percent, from June 30, 2008, and increased $275 million, or 81 percent, from December 31, 2008. Federal Reserve Bank ("FRB") Discount Window borrowings decreased $327 million and increased $443 million from December 31, 2008 and June 30, 2008, respectively. Repurchase agreements and other borrowed funds were $198 million at June 30, 2009, a decrease of $190 million, or 49 percent, from June 30, 2008, and an increase of $1 million from December 31, 2008. Included in this latter category are U.S. Treasury Tax and Loan funds of $5 million at June 30, 2009, a decrease of $204 million from June 30, 2008, and a decrease of $947 thousand from December 31, 2008.

STOCKHOLDERS' EQUITY

                                                           June 30,    December 31,     June 30,    $ change from   $ change from
                                                            2009           2008           2008       December 31,      June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)             (unaudited)     (audited)    (unaudited)        2008            2008
--------------------------------------------             -----------   ------------   -----------   -------------   -------------
Common equity                                             $ 692,046       678,183       551,718        13,863          140,328
Accumulated other comprehensive loss                         (2,382)       (1,243)       (2,075)       (1,139)            (307)
                                                          ---------      --------      --------        ------          -------
   Total stockholders' equity                               689,664       676,940       549,643        12,724          140,021
Core deposit intangible, net, and goodwill                 (157,736)     (159,765)     (152,717)        2,029           (5,019)
                                                          ---------      --------      --------        ------          -------
                                                          $ 531,928       517,175       396,926        14,753          135,002
                                                          =========      ========      ========        ======          =======
Stockholders' equity to total assets                          12.23%        12.19%        10.93%
Tangible stockholders' equity to total tangible assets         9.71%         9.59%         8.14%
Book value per common share                               $   11.21         11.04         10.18          0.17             1.03
Tangible book value per common share                      $    8.65          8.43          7.35          0.22             1.30
Market price per share at end of quarter                  $   14.77         19.02         15.99         (4.25)           (1.22)

Total stockholders' equity and book value per share amounts have increased $140 million and $1.03 per share, respectively, from June 30, 2008, the result of earnings retention and exercised stock options, stock issued in connection with the Bank of the San Juans acquisition, and $94 million in net proceeds from the Company's November 2008 equity offering of 6,325,000 shares of common stock at a price of $15.50 per share. Tangible stockholders' equity has increased $135 million, or 34 percent since June 30, 2008, with tangible stockholders' equity at 9.71 percent of total tangible assets at June 30, 2009, up from 8.14 percent at June 30, 2008. Accumulated other comprehensive income (loss), representing net unrealized gains or losses (net of tax) on investment securities designated as available for sale, decreased $307 thousand from June 30, 2008.

On June 24, 2009, the Board of Directors declared a cash dividend of $.13 per share, payable July 16, 2009 to shareholders of record on July 7, 2009.

Pending Acquisition

On February 9, 2009, the Company announced a definitive agreement to acquire First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust has three branch locations in Powell, Cody, and Lovell, Wyoming. As of June 30, 2009, First National Bank & Trust had total assets of $272 million. Upon completion of the transaction, which is subject to regulatory approval and other customary conditions of closing, First National Bank & Trust will become a wholly-owned subsidiary of the Company. The agreement was recently extended to September 15, 2009. The transaction is now targeted to close in the third quarter. For additional information on the agreement see Part I, Item 2 "Financial Statements - Note 16, Subsequent Events."

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's bank subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The bank subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the bank subsidiaries are members of the FHLB. As of June 30, 2009, the bank subsidiaries had $761 million of available FHLB credit of which $613 million was utilized. The bank subsidiaries may also borrow funds from the FRB discount window or from the U.S. Treasury Tax and Loan program of which the banks have remaining borrowing availability of $708 million and $10 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

Capital Resources and Adequacy

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $140 million since prior year, or 25 percent, the net result of earnings, a public offering of stock of $94 million, common stock issued for the acquisition of San Juans, stock options exercised, less cash dividend payments and a decrease of $307 thousand resulting from the net unrealized losses on available-for-sale investment securities. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

Other-Than-Temporary Loss on Securities Accounting Policy and Analysis

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. The Company adopted FSP FAS 115-2 and FAS 124-2 effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the FSPs, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

The Company believes that macroeconomic conditions occurring in 2008 and the first half of 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, and Fitch).

In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company's ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at June 30, 2009 consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation ("Freddie Mac") and 1,200 shares of common stock issued by the Federal National Mortgage Association ("Fannie Mae"). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at year end due to the recognition of an other-than-temporary impairment charge against earnings at September 30, 2008 for the entire amount of the Company's investment therein. Hence, none of the equity securities were impaired as of June 30, 2009.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at June 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions, The Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of issuers, with follow up discussions with issuers' management for clarification and verification of information relevant to the Company's impairment analysis.

In analyzing the investment securities at June 30, 2009, a total of 214 investment (debt) securities were identified the fair values of which had declined below amortized cost by $24,128,124, or 10.64%, of the book value of impaired investment securities. Residential Mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, decreased from $67,365,000 at December 31, 2008 to $54,991,000 at June 30, 2009,
and the unrealized loss increased from 9.0 percent of fair value to 22.8 percent of fair value for those same years. The fair value of State and Local Government and other issued securities in an unrealized loss position increased from $119,928,000 at December 31, 2008 to $139,329,000 at June 30, 2009, and the
unrealized loss decreased from 7.5 percent of fair value to 4.7 percent of fair value for those same years. The fair value of Collateralized Debt Obligation securities in an unrealized loss position is $7,973,000 with unrealized losses of $5,094,000 or 63.9 percent of fair value at June 30, 2009; such investments had an unrealized gain position at December 31, 2008.

The Company stratified the 214 debt securities for both severity and duration of impairment. With respect to severity, 75 debt securities had impairment that exceeded 5 percent of the respective book values, of which 18 had impairment that exceeded 15 percent of the respective book values at June 30, 2009. 1 of the 214 debt securities had impairment that exceeded 40 percent of the respective book values at June 30, 2009. The remaining 139 debt securities had impairment that was 5 percent or less of the respective book values as of June 30, 2009.

With respect to the duration of the impaired securities, the Company identified 44 securities which have been continuously impaired for the 12 months ending June 30, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 44 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $12,271,986, the most notable of which had an unrealized loss of $2,085,002. 17 of the 44 securities are state and local tax-exempt securities with an unrealized loss of $1,457,301, the most notable of which had an unrealized loss of $409,446. 14 of the 44 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $71,190.

Included in the 214 debt securities with impairment at June 30, 2009 are 15 of the 18 non-guaranteed, non-Agency issued CMOs tranches owned at such date. 8 of the 15 CMOs tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime".

For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. Based on the analysis of its impaired securities as of June 30, 2009, the Company determined that none of such securities had other-than-temporary impairment.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company adopted the FSP effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the FSP, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards."

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

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2008 and the first half of 2009), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

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

The fair value of the non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

The fair value of FRB discount window borrowings is estimated based on borrowing rates currently available to the Company for FRB discount window borrowings with similar terms and maturities. The current outstanding borrowings are short term and current rates offered by FRB equal the rates on the outstanding borrowings, resulting in the estimated fair value being the same as the book value.

The fair value of term repurchase agreements is estimated based on current repurchase rates currently available to the Company for repurchases agreements with similar terms and maturities. The market rates used are based on current rates the bank subsidiaries would incur for similar borrowings. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

The fair value of the subordinated debentures is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics. The market rates used were based on an independent third party's judgment and include inputs such as implied yield curves and interest rate spreads.

For additional information on fair value measurements see Part I, Item 2 "Financial Statements - Note 13, Fair Value Measurements."

Impact of Recently Issued Accounting Standards

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and Hierarchy of Generally Accepted Accounting Principals. The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification(TM) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for the Company's financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The objective of this Statement is to amend certain requirements of FASB No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S.

generally accepted accounting principles ("GAAP") is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSP effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted the FSP effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. An entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSP effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For additional information on disclosures about fair value of financial instruments see Part I, Item 2 "Financial Statements - Note 13, Fair Value Measurements".

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2009, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. No one can predict the severity or duration of this downturn. The Company cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and our company.

A further economic downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio. The inability of borrowers to repay loans can erode earnings. The effects of the national economic downturn are significantly impacting the market areas the Company serves. A further deterioration in the market areas the Company serves could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company's business, financial condition, results of operations and prospects:

     -    loan delinquencies may increase further;

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

The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution's unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

The FDIC has imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution's assets at June 30, 2009, and collected on September 30, 2009. The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

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

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets (which include foreclosed real estate) adversely affect the Company's net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to an increase in nonperforming loans. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing loan administration costs. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral, which may result in a loss. An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. While the Company has reduced its problem assets through, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond the Company's control, could adversely affect the Company's business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and the Company's directors, which can be detrimental to performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming assets in the future.

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

Decline in the fair value of the Company's investment portfolio could adversely affect earnings

Investment securities fair value could decline as a result of factors including changes in market interest rate, credit quality and ratings, liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether an impairment is temporary or other-than-temporary. The Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for the interim period ending June 30, 2009, and accordingly if an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount. For further information regarding the FSP see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

Accounting standards require that the Company account for acquisitions using the purchase method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquiror's balance sheet as goodwill. In accordance with generally accepted accounting principles, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

The effect of recently enacted federal legislation.

In October 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the United States Treasury Department ("Treasury") with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Trouble Asset Relief Program "(TARP"). In October 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the "CPP") of up to $350 billion of the $700 billion authorized under the TARP legislation. The EESA also increases the amount of deposit account insurance from $100,000 to $250,000 effective until December 31, 2013.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, establishing a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The Treasury also recently announced plans to create a federal Consumer Financial Protection Agency. This legislation is in the early stages and it is not possible to predict whether such legislation will be enacted. Due to the condition of the national economy, it is possible that additional legislation affecting the banking industry may be enacted in the near future. The full effect of legislation recently enacted and broad legislation that may be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  Not Applicable

     (b)  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  The Company's Annual Shareholders' Meeting was held April 29, 2009

     (b)  Not Applicable

     (c) A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

          (1) Election of Directors for one-year terms expiring in 2010 and until their successors have been elected and have qualified.

Michael J. Blodnick
   Votes Cast For:        51,344,044
   Votes Cast Withheld:      648,537

James M. English
   Votes Cast For:        42,957,480
   Votes Cast Withheld:    9,035,101

Allen J. Fetscher
   Votes Cast For:        43,516,699
   Votes Cast Withheld:    8,475,882

Dallas I. Herron
   Votes Cast For:        42,967,536
   Votes Cast Withheld:    9,025,045

Jon W. Hippler
   Votes Cast For:        51,285,872
   Votes Cast Withheld:      706,709

Craig A. Langel
   Votes Cast For:        42,960,976
   Votes Cast Withheld:    9,031,605

L. Peter Larson
   Votes Cast For:        42,950,085
   Votes Cast Withheld:    9,042,496

Douglas McBride
   Votes Cast For:        42,961,809
   Votes Cast Withheld:    9,030,772

John W. Murdoch
   Votes Cast For:        42,961,088
   Votes Cast Withheld:    9,031,493

Everit A. Sliter
   Votes Cast For:        41,083,135
   Votes Cast Withheld:   10,909,446

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

                                       GLACIER BANCORP, INC.


August 7, 2009                         /s/ Michael J. Blodnick
                                       -----------------------------------------
                                       Michael J. Blodnick
                                       President/CEO


August 7, 2009                         /s/ Ron J. Copher
                                       -----------------------------------------
                                       Ron J. Copher
                                       Senior Vice President/CFO