Form 10-Q
period 2009-09-30
GLACIER BANCORP INC
filed 2009-11-06
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to______________

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

         Large Accelerated Filer [X]            Accelerated Filer         [ ]

         Non-Accelerated Filer   [ ]            Smaller reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on October 26, 2009 was 61,619,803. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION
   Item 1 - Financial Statements
       Condensed Consolidated Statements of Financial Condition - Unaudited
          September 30, 2009, September 30, 2008 and audited December 31, 2008 ...      3
       Condensed Consolidated Statements of Operations -
          Unaudited three and nine months ended September 30, 2009 and 2008 ......      4
       Condensed Consolidated Statements of Stockholders' Equity and
          Comprehensive Income - audited year ended December 31, 2008
          and unaudited nine months ended September 30, 2009 .....................      5
       Condensed Consolidated Statements of Cash Flows -
          Unaudited nine months ended September 30, 2009 and 2008 ................      6
       Notes to Condensed Consolidated Financial Statements - Unaudited ..........      7
   Item 2 - Management's Discussion and Analysis
       of Financial Condition and Results of Operations ..........................     28
   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ...........      46
   Item 4 - Controls and Procedures .............................................      46
PART II. OTHER INFORMATION .......................................................     47
   Item 1 - Legal Proceedings ...................................................      47
   Item 1A - Risk Factors .......................................................      47
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .........      51
   Item 3 - Defaults Upon Senior Securities .....................................      52
   Item 4 - Submission of Matters to a Vote of Security Holders .................      52
   Item 5 - Other Information ...................................................      52
   Item 6 - Exhibits ............................................................      52
   Signatures ...................................................................      52

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               SEPTEMBER 30,    December 31,    September 30,
(Dollars in thousands, except per share data)                                      2009            2008             2008
---------------------------------------------                                  -------------    ------------    -------------
                                                                                (unaudited)     (audited)       (unaudited)
ASSETS:
   Cash on hand and in banks ...............................................   $      93,728         125,123           94,865
   Federal funds sold ......................................................          47,025           6,480               --
   Interest bearing cash deposits ..........................................           2,570           3,652           25,018
                                                                               -------------    ------------    -------------
      Cash and cash equivalents ............................................         143,323         135,255          119,883
   Investment securities ...................................................       1,212,947         990,092          842,348
   Loans held for sale .....................................................          54,475          54,976           41,365
   Loans receivable, gross .................................................       3,991,775       4,075,217        3,881,255
   Allowance for loan and lease losses .....................................        (125,330)        (76,739)         (65,633)
                                                                               -------------    ------------    -------------
   Loans receviable, net ................................................          3,920,920       4,053,454        3,856,987
   Premises and equipment, net .............................................         136,617         133,949          123,218
   Real estate and other assets owned, net .................................          54,537          11,539            9,506
   Accrued interest receivable .............................................          29,489          28,777           29,486
   Deferred tax asset ......................................................          22,681          14,292            8,832
   Core deposit intangible, net ............................................          10,719          13,013           11,653
   Goodwill ................................................................         146,259         146,752          140,301
   Other assets ............................................................          30,808          26,847           30,895
                                                                               -------------    ------------    -------------
      Total assets .........................................................   $   5,708,300       5,553,970        5,173,109
                                                                               =============    ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits ...........................................   $     801,261         747,439          754,623
   Interest bearing deposits ...............................................       2,809,756       2,515,036        2,282,147
   Advances from Federal Home Loan Bank ....................................         640,735         338,456          727,243
   Securities sold under agreements to repurchase ..........................         210,519         188,363          189,816
   Federal Reserve Bank discount window ....................................         370,000         914,000          140,500
   U.S. Treasury Tax & Loan ................................................           3,009           6,067          357,095
   Other borrowed funds ....................................................          12,055           2,301            2,122
   Accrued interest payable ................................................           8,015           9,751            9,810
   Subordinated debentures .................................................         120,167         121,037          118,559
   Other liabilities .......................................................          34,681          34,580           32,203
                                                                               -------------    ------------    -------------
      Total liabilities.....................................................       5,010,198       4,877,030        4,614,118
                                                                               -------------    ------------    -------------
   Preferred shares, $.01 par value per share. 1,000,000 shares authorized
      None issued or outstanding ...........................................              --              --               --
   Common stock, $.01 par value per share.  117,187,500 shares authorized ..             615             613              543
   Paid-in capital .........................................................         495,663         491,794          387,331
   Retained earnings - substantially restricted ............................         186,678         185,776          176,738
   Accumulated other comprehensive gain (loss) .............................          15,146          (1,243)          (5,621)
                                                                               -------------    ------------    -------------
      Total stockholders' equity............................................         698,102         676,940          558,991
                                                                               -------------    ------------    -------------
      Total liabilities and stockholders' equity ...........................   $   5,708,300       5,553,970        5,173,109
                                                                               =============    ============    =============
   Number of shares outstanding ............................................      61,519,808      61,331,273       54,332,527
   Book value per share ....................................................   $       11.35           11.04            10.29

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------     -------------------------------
(UNAUDITED - dollars in thousands, except per share data)        2009               2008              2009              2008
----------------------------------------------------------   -------------     --------------     -------------    --------------
INTEREST INCOME:
   Real estate loans .....................................   $      13,330            12,801            41,542            37,792
   Commercial loans ......................................          36,739            41,212           112,302           124,845
   Consumer and other loans ..............................          11,150            11,967            33,631            35,864
   Investment securities and other .......................          13,211             9,709            36,907            27,777
                                                             -------------     -------------      ------------     -------------
      Total interest income ...........................             74,430            75,689           224,382           226,278
                                                             -------------     -------------      ------------     -------------

INTEREST EXPENSE:
   Deposits ..............................................           9,232            12,518            28,799            42,861
   Federal Home Loan Bank advances .......................           2,087             2,337             5,758            12,876
   Securities sold under agreements to repurchase ........             447               919             1,450             3,068
   Subordinated debentures ...............................           1,641             1,852             5,224             5,578
   Other borrowed funds ..................................             394             4,487             1,663             7,390
                                                             -------------     -------------      ------------     -------------
      Total interest expense ..........................             13,801            22,113            42,894            71,773
                                                             -------------     -------------      ------------     -------------
NET INTEREST INCOME ......................................          60,629            53,576           181,488           154,505
   Provision for loan losses .............................          47,050             8,715            87,905            16,257
                                                             -------------     -------------      ------------     -------------
      Net interest income after provision for
          loan losses ..................................            13,579            44,861            93,583           138,248
                                                             -------------     -------------      ------------     -------------
NON-INTEREST INCOME:
   Service charges and other fees ........................          10,604            11,285            29,838            31,355
   Miscellaneous loan fees and charges ...................           1,499             1,515             3,821             4,629
   Gains on sale of loans ................................           5,613             3,529            20,834            11,654
   Gain (loss) on investments ............................           2,667            (7,593)            2,667            (7,345)
   Other income ..........................................           1,317             3,018             3,235             5,104
                                                             -------------     -------------      ------------     -------------
      Total non-interest income ........................            21,700            11,754            60,395            45,397
                                                             -------------     -------------      ------------     -------------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense ...          20,935            21,188            63,589            63,252
   Occupancy and equipment expense .......................           5,835             5,502            17,341            15,751
   Advertising and promotions expense ....................           1,596             1,942             5,042             5,314
   Outsourced data processing expense ....................             830               556             2,181             1,870
   Core deposit intangibles amortization .................             758               764             2,294             2,310
   Other expense .........................................          11,942             7,809            34,038            21,320
                                                             -------------     -------------      ------------     -------------
      Total non-interest expense .......................            41,896            37,761           124,485           109,817
                                                             -------------     -------------      ------------     -------------
(LOSS) EARNINGS BEFORE INCOME TAXES ......................          (6,617)           18,854            29,493            73,828
   Federal and state income tax (benefit) expense ........          (5,086)            6,069             4,593            25,185
                                                             -------------     -------------      ------------     -------------
NET (LOSS) EARNINGS ......................................   $      (1,531)           12,785            24,900            48,643
                                                             =============     =============      ============     =============
Basic (loss) earnings per share ..........................   $       (0.03)             0.23              0.40              0.90
Diluted (loss) earnings per share ........................   $       (0.03)             0.24              0.40              0.90
Dividends declared per share .............................   $        0.13              0.13              0.39              0.39
Return on average assets (annualized) ....................           (0.11%)            1.01%             0.60%             1.32%
Return on average equity (annualized) ....................           (0.88%)            9.15%             4.81%            11.85%
Average outstanding shares - basic .......................      61,519,808        54,104,560        61,499,662        53,975,602
Average outstanding shares - diluted .....................      61,519,808        54,305,005        61,502,073        54,148,583

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2008 AND UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2009

                                                                                              Retained       Accumulated     Total
                                                               Common Stock                   earnings         Other        stock-
                                                          ---------------------   Paid-in   substantially   comprehensive   holders'
(Dollars in thousands, except per share data)               Shares      Amount    capital    restricted     income (loss)   equity
---------------------------------------------             ----------   --------   -------   -------------   -------------   -------
Balance at December 31, 2007 ..........................   53,646,480   $    536   374,728      150,195           3,117      528,576
Comprehensive income:
   Net earnings .......................................           --         --        --       65,657              --       65,657
   Unrealized loss on securities, net of
    reclassification adjustment and taxes .............           --         --        --           --          (4,360)      (4,360)
                                                                                                                            -------
Total comprehensive income ............................                                                                      61,297
                                                                                                                            -------
Cash dividends declared ($.52 per share) ..............           --         --        --      (29,079)             --      (29,079)
Stock options exercised ...............................      719,858          7     9,789           --              --        9,796
Stock issued in connection with acquisition ...........      639,935          7     9,280           --              --        9,287
Public offering of stock issued .......................    6,325,000         63    93,890           --              --       93,953
Cumulative effect of change in accounting principle ...           --         --        --         (997)             --         (997)
Stock based compensation and tax benefit ..............           --         --     4,107           --              --        4,107
                                                          ----------   --------   -------     --------       ---------      -------
Balance at December 31, 2008 ..........................   61,331,273   $    613   491,794      185,776          (1,243)     676,940
Comprehensive income:
   Net earnings .......................................           --         --        --       24,900              --       24,900
   Unrealized gain on securities, net of
    reclassification adjustment and taxes .............           --         --        --           --          16,389       16,389
                                                                                                                            -------
Total comprehensive income ............................                                                                      41,289
                                                                                                                            -------
Cash dividends declared ($.39 per share) ..............           --         --        --      (23,998)             --      (23,998)
Stock options exercised ...............................      188,535          2     2,552           --              --        2,554
Stock based compensation and tax benefit ..............           --         --     1,317           --              --        1,317
                                                          ----------   --------   -------     --------       ---------      -------
Balance at September 30, 2009 (unaudited) .............   61,519,808   $    615   495,663      186,678          15,146      698,102
                                                          ==========   ========   =======     ========       =========      =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                              ------------------------------
(UNAUDITED - Dollars in thousands)                                                 2009             2008
----------------------------------                                            -------------    -------------
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................   $     100,501           67,902
                                                                              -------------    -------------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of
       investments available-for-sale .....................................         194,297          250,422
   Purchases of investments available-for-sale ............................        (386,502)        (415,153)
   Principal collected on commercial and consumer loans ...................         768,123          812,171
   Commercial and consumer loans originated or acquired ...................        (807,260)      (1,087,908)
   Principal collections on real estate loans .............................         161,483          236,628
   Real estate loans originated or acquired ...............................        (133,997)        (284,675)
   Net purchase of FHLB and FRB stock .....................................            (701)            (138)
   Proceeds from sale of other real estate owned ..........................           9,833            1,740
   Net addition of premises and equipment and other real estate owned .....         (11,957)          (6,596)
                                                                              -------------    -------------
       NET CASH USED IN INVESTING ACTIVITIES ..............................        (206,681)        (493,509)
                                                                              -------------    -------------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits ....................................         348,456         (147,708)
   Net increase in FHLB advances ..........................................         302,279          188,294
   Net increase in securities sold under repurchase agreements ............          22,156           11,775
   Net (decrease) increase in Federal Reserve Bank discount window ........        (544,000)         140,500
   Net (decrease) increase in U.S. Treasury Tax and Loan funds ............          (3,058)         135,686
   Net increase (decrease)  in other borrowed funds .......................           9,784              (49)
   Cash dividends paid ....................................................         (23,998)         (21,103)
   Excess tax benefits from stock options .................................              75            1,296
   Proceeds from exercise of stock options and other stock issued .........           2,554            9,190
                                                                              -------------    -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................           114,248          317,881
                                                                              -------------    -------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............             8,068         (107,726)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         135,255          227,609
                                                                              -------------    -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $     143,323          119,883
                                                                              =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest .................................................   $      44,630           75,244
   Cash paid for Income taxes .............................................          28,392           32,872
   Sale and refinancing of other real estate owned ........................           5,802            1,924
   Other real estate acquired in settlement of loans ......................          61,581           10,828

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of September 30, 2009 and 2008, stockholders' equity and comprehensive income for the nine months ended September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2008 have been derived from the audited consolidated statements of the Company as of that date.

      The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

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

      As of September 30, 2009, the Company is the parent holding company for ten wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") which is located in Idaho, Utah, and Washington, Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") located in Wyoming and Utah, and Bank of the San Juans ("San Juans") located in Colorado.

      On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust provides community banking services from three branch locations in Powell, Cody, and Lovell, Wyoming. As of the acquisition, First National Bank & Trust had total assets of approximately $267 million. First National Bank & Trust will operate as a separate wholly-owned subsidiary of the Company.

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

      The Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") Topic 810, Consolidation provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both. The Company has equity investments in Certified Development Entities in the form of limited liability companies ("LLC") which have received allocations of new market tax credits ("NMTC"). The Company also has equity investments in low-income housing tax credit partnerships ("LIHTC"). The LLCs and the partnerships are considered VIEs. The Company has evaluated the relationships and where the Company has been determined to be the primary beneficiary in a VIE, it has consolidated its interest in the VIE into the community bank subsidiary which holds the investment in the VIE.

      In June 2009, FASB issued a standard that will amend FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

      In addition, the Company owns five trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), Citizens (ID) Statutory Trust I ("Citizens Trust I") and Bank of the San Juans Trust I ("San Juans Trust I") for the purpose of issuing trust preferred securities and, in accordance with FASB Topic 810, Consolidation, the subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

      See Note 12 - Segment Information for selected financial data including net earnings (loss) and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company were $5.7 billion at September 30, 2009, eight of the ten community banks had total assets of less than $1 billion. The smallest community bank subsidiary had $180 million in total assets, while the largest community bank subsidiary had $1.3 billion in total assets at September 30, 2009.

      The following abbreviated organizational chart illustrates the various relationships as of September 30, 2009:

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

3)    Investments

      A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                      INVESTMENTS AS OF SEPTEMBER 30, 2009


                                                                            Gross Unrealized    Estimated
                                                   Weighted   Amortized    ------------------     Fair
(Dollars in thousands)                              Yield        Cost       Gains     Losses      Value
----------------------                             --------   ----------   -------   --------   ---------
AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AGENCIES:
  maturing one year through five years ......        1.62%    $      210        --         (1)        209
GOVERNMENT-SPONSORED ENTERPRISES:
  maturing one year through five years ......        3.21%           174        --         --         174
  maturing five years through ten years .....        1.64%            41        --         (1)         40
  maturing after ten years ..................        2.05%            64        --         --          64
                                                              ----------   -------   --------   ---------
                                                     2.44%           279        --         (1)        278
                                                              ----------   -------   --------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................        3.82%           865         5         --         870
  maturing one year through five years ......        4.41%         2,548       117         --       2,665
  maturing five years through ten years .....        4.39%        16,715       861         --      17,576
  maturing after ten years ..................        4.92%       414,547    16,918     (1,461)    430,004
                                                              ----------   -------   --------   ---------
                                                     4.90%       434,675    17,901     (1,461)    451,115
                                                              ----------   -------   --------   ---------
COLLATERALIZED DEBT OBLIGATIONS:
  maturing after ten years ..................        8.39%        15,066        --     (8,466)      6,600
RESIDENTIAL MORTGAGE-BACKED SECURITIES ......        3.91%       675,691    27,164    (10,230)    692,625
                                                              ----------   -------   --------   ---------
  TOTAL MARKETABLE SECURITIES .............          3.91%     1,125,921    45,065    (20,159)  1,150,827
                                                              ----------   -------   --------   ---------
OTHER INVESTMENTS:
FHLB and FRB stock, at cost .................        1.28%        61,656        --         --      61,656
Other stock, at cost ........................        3.72%           464        --         --         464
                                                              ----------   -------   --------   ---------
  TOTAL INVESTMENTS .......................          4.19%    $1,188,041    45,065    (20,159)  1,212,947
                                                              ==========   =======   ========   =========

                       INVESTMENTS AS OF DECEMBER 31, 2008


                                                                           Gross Unrealized     Estimated
                                                   Weighted   Amortized   ------------------      Fair
           (Dollars in thousands)                   Yield        Cost      Gains     Losses       Value
           ----------------------                  --------   ---------   -------   --------    ---------
AVAILABLE-FOR-SALE:
U.S. GOVERNMENT AGENCIES:
  maturing one year through five years ......        1.62%     $    213         4         --         217
GOVERNMENT-SPONSORED ENTERPRISES:
  maturing five years through ten years .....        4.12%          246        --         (2)        244
  maturing after ten years ..................        3.75%           68        --         --          68
                                                               --------   -------   --------     -------
                                                     4.04%          314        --         (2)        312
                                                               --------   -------   --------     -------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES:
  maturing within one year ..................        3.76%          940         6         --         946
  maturing one year through five years ......        4.61%        4,482       104         (9)      4,577
  maturing five years through ten years .....        5.08%       20,219     1,030        (80)     21,169
  maturing after ten years ..................        4.95%      393,377     7,807     (9,733)    391,451
                                                               --------   -------   --------     -------
                                                     4.95%      419,018     8,947     (9,822)    418,143
                                                               --------   -------   --------     -------
COLLATERALIZED DEBT OBLIGATIONS:
  maturing after ten years ..................        8.39%       15,226       314         --      15,540
RESIDENTIAL MORTGAGE-BACKED SECURITIES ......        4.62%      495,961     4,956     (6,447)    494,470
                                                               --------   -------   --------     -------
  TOTAL MARKETABLE SECURITIES .............          4.83%      930,732    14,221    (16,271)    928,682
                                                               --------   -------   --------     -------
OTHER INVESTMENTS:
FHLB and FRB stock, at cost .................        1.72%       60,945        --         --      60,945
Other stock, at cost ........................        3.10%          465        --         --         465
                                                               --------   -------   --------     -------
  TOTAL INVESTMENTS .......................          4.64%     $992,142    14,221    (16,271)    990,092
                                                               ========   =======   ========     =======

      Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

      Interest income includes tax-exempt interest for the nine months ended September 30, 2009 and 2008 of $16,692,000 and $9,547,000, respectively, and for the three months ended September 30, 2009 and 2008 of $5,623,000 and $3,199,000, respectively.

      Gross proceeds from sale of marketable securities for the nine months ended September 30, 2009 and 2008 were $37,450,000 and $97,002,000, respectively, resulting in gross gains of $2,871,000 and $0, respectively, and gross losses of $204,000 and $0, respectively. The gross proceeds and gross gains from the sale of other stock was $0 and $248,000 for the nine months ended September 30, 2009 and 2008, respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. During the third quarter of 2008, the Company incurred a $7,593,000 other than temporary impairment ("OTTI") charge with respect to its investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value, however, the shares were still owned by the Company at September 30, 2009. The cost of any investment sold is determined by specific identification.

      At September 30, 2009, the Company had investment securities with carrying values of approximately $691,651,000, pledged as collateral for FHLB advances, Federal Reserve Bank ("FRB") discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

      The investments in the Federal Home Loan Bank ("FHLB") stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

      Investments with an unrealized loss position at September 30, 2009:


                                                       Less than 12 months      12 months or more             Total
                                                     ----------------------    --------------------    ---------------------
                                                       Fair      Unrealized     Fair     Unrealized     Fair      Unrealized
             (dollars in thousands)                    Value        Loss        Value       Loss        Value        Loss
             ---------------------                   --------    ----------    ------    ----------    -------    ----------
U.S. Government Agencies .........................   $    209           1          --          --          209           1
Government Sponsored Enterprises .................         --          --          43           1           43           1
State and Local Governments and other issues .....      9,924         539      20,981         922       30,905       1,461
Collateralized Debt Obligations ..................      4,600       8,466          --          --        4,600       8,466
Residential Mortgage-backed Securities ...........     86,657         444      43,464       9,786      130,121      10,230
                                                     --------       -----      ------      ------      -------      ------
Total temporarily impaired securities ............   $101,390       9,450      64,488      10,709      165,878      20,159
                                                     ========       =====      ======      ======      =======      ======

      Investments with an unrealized loss position at December 31, 2008:


                                                      Less than 12 months       12 months or more             Total
                                                     ----------------------    --------------------    ---------------------
                                                       Fair      Unrealized     Fair     Unrealized     Fair      Unrealized
             (dollars in thousands)                    Value        Loss        Value       Loss        Value        Loss
             ----------------------                  --------    ----------    ------    ----------    -------    ----------
U.S. Government Agencies .........................   $     --          --          --        --             --           --
Government Sponsored Enterprises .................        104           1         205         1            309            2
State and Local Governments and other issues .....    142,826       9,772       1,621        50        144,447        9,822
Collateralized Debt Obligations ..................         --          --          --        --             --           --
Residential Mortgage-backed Securities ...........    116,004       5,758      12,403       689        128,407        6,447
                                                     --------      ------      ------       ---        -------       ------
Total temporarily impaired securities ............   $258,934      15,531      14,229       740        273,163       16,271
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

      For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions, For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers' management for clarification and verification of information relevant to the Company's impairment analysis.

      In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at September 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

      As of September 30, 2009, there were 75 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. All of such temporarily impaired investments are debt securities. Residential Mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $130,121,000 at September 30, 2009 of which $75,739,000 was purchased during 2009, the remainder of which had a fair market value of $71,120,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $351,000 since purchase. Of the remaining Residential Mortgage-backed securities in a loss position the unrealized loss increased from 8.6 percent of fair value at December 31, 2008 to 18.2 percent of fair value at September 30, 2009. The fair value of Collateralized Debt Obligation securities in an unrealized loss position is $4,600,000 with unrealized losses of $8,466,000 or 184 percent of fair value at September 30, 2009; such investments had an unrealized gain position at December 31, 2008. The fair value of State and Local Government were $30,905,000 at September 30, 2009 of which $902,000 was purchased during 2009, the remainder of which had a fair market value of $27,448,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $22,000 since purchase. Of the remaining State and Local Government securities in a loss position the unrealized loss decreased from 15.5 percent of fair value at December 31, 2008 to 4.8 percent of fair value at September 30, 2009.

      The Company stratified the 75 debt securities for both severity and duration of impairment. With respect to severity, 29 debt securities had impairment that exceeded 5 percent of the respective book values, of which 14 had impairment that exceeded 15 percent of the respective book values at September 30, 2009. 6 of the 75 debt securities had impairment that exceeded 40 percent of the respective book values at September 30, 2009. The remaining 46 debt securities had impairment that was 5 percent or less of the respective book values as of September 30, 2009.

      With respect to the duration of the impaired securities, the Company identified 43 securities which have been continuously impaired for the 12 months ending September 30, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 43 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $9,780,000, the most notable of which had an unrealized loss of $1,992,000. 21 of the 43 securities are state and local tax-exempt securities with an unrealized loss of $922,000, the most notable of which had an unrealized loss of $255,000. 7 of the 43 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $6,000.

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

      Based on an analysis of its impaired securities as of September 30, 2009, the Company determined that none of such securities had other-than-temporary impairment.

4)    Loans and Leases

      The following table summarizes the Company's loan and lease portfolio:


                                                       At                       At                         At
                                               September 30, 2009        December 31, 2008         September 30, 2008
                                             ----------------------    ----------------------    ----------------------
(Dollars in thousands)                         Amount       Percent      Amount       Percent      Amount       Percent
----------------------                       -----------    -------    -----------    -------    -----------    -------
Real Estate Loans:
   Residential real estate                   $   736,595      18.8%    $   786,869      19.4%    $   731,929      19.0%
   Loans held for sale                            54,475       1.4%         54,976       1.4%         41,365       1.1%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                      791,070      20.2%        841,845      20.8%        773,294      20.1%
Commercial Loans:
   Real estate                                 1,934,200      49.3%      1,935,341      47.8%      1,818,472      47.1%
   Other commercial                              627,083      16.0%        645,033      15.9%        638,285      16.5%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                    2,561,283      65.3%      2,580,374      63.7%      2,456,757      63.6%
Consumer and other Loans:
   Consumer                                      195,742       5.0%        208,166       5.1%        210,557       5.5%
   Home equity                                   504,343      12.9%        507,831      12.5%        490,405      12.7%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                      700,085      17.9%        715,997      17.6%        700,962      18.2%
   Net deferred loan fees, premiums
      and discounts                               (6,188)     -0.2%         (8,023)     -0.2%         (8,393)     -0.2%
   Allowance for loan and lease losses          (125,330)     -3.2%        (76,739)     -1.9%        (65,633)     -1.7%
                                             -----------     -----     -----------     -----     -----------     -----
Loan receivable, net                         $ 3,920,920     100.0%    $ 4,053,454     100.0%    $ 3,856,987     100.0%
                                             ===========     =====     ===========     =====     ===========     =====

The following table sets forth information regarding the Company's non-performing assets at the dates indicated:


                                                           September 30,    December 31,    September 30,
(Dollars in thousands)                                         2009             2008            2008
----------------------                                     -------------    ------------    -------------
Real estate and other assets owned                           $ 54,537          11,539            9,506
Accruing Loans 90 days or more overdue                          2,891           8,613            4,924
Non-accrual loans                                             185,577          64,301           56,322
                                                             --------          ------           ------
   Total non-performing assets                               $243,005          84,453           70,752
                                                             ========          ======           ======
Non-performing assets as a percentage of total bank assets       4.10%           1.46%            1.30%

Impaired loans, net of government guaranteed amounts, were $207,054,000, $79,949,000, and $66,695,000 as of September 30, 2009, December 31, 2008 and
September 30, 2008, respectively. The allowance for loan and lease loss includes valuation allowances of $23,056,000, $7,999,000 and $7,514,000 specific to impaired loans as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

      The following table illustrates the loan and lease loss experience:


                                                           September 30,    December 31,    September 30,
(Dollars in thousands)                                         2009             2008            2008
----------------------                                     -------------    ------------    -------------
Balance at the beginning of the year                         $  76,739         54,413          54,413
  Charge-offs                                                  (40,991)        (9,839)         (5,765)
  Recoveries                                                     1,677          1,060             728
                                                             ---------        -------         -------
  Net charge-offs                                            $ (39,314)        (8,779)         (5,037)
  Acquisition(1)                                                    --          2,625              --
  Provision                                                     87,905         28,480          16,257
                                                             ---------        -------         -------
Balance at the end of the period                             $ 125,330         76,739          65,633
                                                             =========        =======         =======
Net charge-offs as a percentage of total loans                   0.972%         0.213%          0.128%

(1)   Acquisition of Bank of the San Juans in 2008

5)    Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of September 30, 2009:


                                                       Core         Mortgage
                                                      Deposit      Servicing
(Dollars in thousands)                               Intangible    Rights (1)     Total
----------------------                               ----------    ---------     ------
   Gross carrying value                               $ 27,808
   Accumulated Amortization                            (17,089)
                                                      --------
   Net carrying value                                 $ 10,719          1,079    11,798
                                                      ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                      10.0            9.5      10.0
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended September 30, 2009      $    758             57       815
   For the nine months ended September 30, 2009          2,294            197     2,491
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2009               $  2,972            254     3,226
   For the year ended December 31, 2010                  2,603             74     2,677
   For the year ended December 31, 2011                  1,895             72     1,967
   For the year ended December 31, 2012                  1,534             70     1,604
   For the year ended December 31, 2013                  1,283             68     1,351

(1) The mortgage servicing rights are included in other assets and the gross carrying value and accumulated amortization are immaterial and therefore not presented.

      Acquisitions subsequent January 1, 2009 are accounted for as prescribed by FASB ASC Topic 805, Business Combinations. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded for the residual amount in excess of the net fair value.

      Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained of the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.

6)    Deposits

      The following table illustrates the amounts outstanding for deposits $100,000 and greater at September 30, 2009 according to the time remaining to maturity. Included in the Certificates of Deposit are brokered deposits of $153,140,000 issued through the Certificate of Deposit Account Registry System. Included in the Non-Maturity Deposits are brokered deposits of $60,816,000.


                             Certificates    Non-Maturity
(Dollars in thousands)        of Deposit        Deposits      Totals
-----------------------      ------------    ------------    ---------
Within three months ......     $202,715        1,369,503     1,572,218
Three to six months ......      115,957               --       115,957
Seven to twelve months ...      197,175               --       197,175
Over twelve months .......       78,028               --        78,028
                               --------        ---------     ---------
   Totals ................     $593,875        1,369,503     1,963,378
                               ========        =========     =========

7)    Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances of amounts borrowed through FHLB, repurchase agreements, U.S. Treasury Tax and Loan and FRB discount window programs:

                                                     As of and             As of and              As of and
                                                    for the nine            for the              for the nine
                                                    months ended           year ended            months ended
(Dollars in thousands)                           September 30, 2009    December 31, 2008      September 30, 2008
----------------------                           ------------------    -----------------      ------------------
FHLB advances:
   Amount outstanding at end of period ......       $  640,735              338,456               727,243
   Average balance ..........................       $  413,446              566,933               531,961
   Maximum outstanding at any month-end .....       $  640,735              822,107               815,860
   Weighted average interest rate ...........             1.86%                2.71%                 3.22%
Repurchase agreements:
   Amount outstanding at end of period ......       $  210,519              188,363               189,816
   Average balance ..........................       $  196,562              188,952               185,682
   Maximum outstanding at any month-end .....       $  210,519              196,461               196,266
   Weighted average interest rate ...........             0.99%                2.02%                 2.20%
U.S. Treasury Tax and Loan:
   Amount outstanding at end of period ......       $    3,009                6,067               357,095
   Average balance ..........................       $    3,511              165,690               172,805
   Maximum outstanding at any month-end .....       $    5,120              385,246               357,095
   Weighted average interest rate ...........             0.00%                2.28%                 2.56%
Federal Reserve Bank discount window:
   Amount outstanding at end of period ......       $  370,000              914,000               140,500
   Average balance ..........................       $  776,592              277,611               217,340
   Maximum outstanding at any month-end .....       $1,005,000              928,000               928,000
   Weighted average interest rate ...........             0.27%                1.76%                 2.25%

8)    Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of September 30, 2009.

                                                 Tier 1 (Core)   Tier 2 (Total)    Leverage
           (Dollars in thousands)                   Capital          Capital        Capital
           ----------------------                -------------   --------------   ----------
Total stockholder's equity ...................    $  698,102         698,102         698,102
Less: Goodwill and intangibles ...............      (156,231)       (156,231)       (156,231)
   Accumulated other comprehensive
     Unrealized gain on AFS securities .......       (15,146)        (15,146)        (15,146)
Plus: Allowance for loan and lease losses ....            --          57,011              --
   Subordinated debentures ...................       117,500         117,500         117,500
                                                  ----------       ---------      ----------
Regulatory capital computed ..................    $  644,225         701,236         644,225
                                                  ==========       =========      ==========
Risk weighted assets .........................    $4,492,843       4,492,843
                                                  ==========       =========
Total adjusted average assets ................                                    $5,457,673
                                                                                  ==========
Capital as % of risk weighted assets .........         14.34%          15.61%          11.80%
Regulatory "well capitalized" requirement ....          6.00%          10.00%           5.00%
                                                  ----------       ---------      ----------
Excess over "well capitalized" requirement ...          8.34%           5.61%           6.80%
                                                  ==========       =========      ==========

9)    Computation of (Loss) Earnings Per Share

      Basic (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted (loss) earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                     Three               Three               Nine                Nine
                                                 months ended        months ended        months ended        months ended
                                              September 30, 2009  September 30, 2008  September 30, 2009  September 30, 2008
                                              ------------------  ------------------  ------------------  ------------------
Net (loss) earnings for common
   stockholders ............................     $(1,531,000)         12,785,000          24,900,000          48,643,000
Average outstanding shares - basic .........      61,519,808          54,104,560          61,499,662          53,975,602
Add: Dilutive stock options ................              --             200,445               2,411             172,981
                                                 -----------          ----------          ----------          ----------
Average outstanding shares - diluted .......      61,519,808          54,305,005          61,502,073          54,148,583
                                                 ===========          ==========          ==========          ==========
Basic (loss) earnings per share ............     $     (0.03)               0.23                0.40                0.90
                                                 ===========          ==========          ==========          ==========
Diluted (loss) earnings per share ..........     $     (0.03)               0.24                0.40                0.90
                                                 ===========          ==========          ==========          ==========

      There were approximately 2,676,071 and 1,442,110 average shares excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2009 and 2008, respectively, due to the option exercise price exceeding the market price.

10)   Comprehensive Income

      The Company's only component of comprehensive income other than net (loss) earnings is the unrealized gains and losses on available-for-sale securities.

                                                               For the three months  For the nine months
                                                                ended September 30,  ended September 30,
                   (Dollars in thousands)                         2009      2008        2009      2008
                   ----------------------                      ---------  ---------  ---------  --------
Net (loss) earnings .........................................  $ (1,531)    12,785     24,900    48,643

Unrealized holding gain (loss) arising during the period ....    31,492    (13,445)    29,626   (21,765)
Tax (expense) benefit .......................................   (12,342)     5,267    (11,615)    8,546
                                                               --------    -------    -------   -------
   Net after tax ............................................    19,150     (8,178)    18,011   (13,219)
Reclassification adjustment for (gains)
   losses included in net (loss) earnings ...................    (2,667)     7,593     (2,667)    7,345
Tax expense (benefit) .......................................     1,045     (2,961)     1,045    (2,864)
                                                               --------    -------    -------   -------
   Net after tax ............................................    (1,622)     4,632     (1,622)    4,481
   Net unrealized gain (loss) on securities .................    17,528     (3,546)    16,389    (8,738)
                                                               --------    -------    -------   -------
       Total comprehensive income ...........................  $ 15,997      9,239     41,289    39,905
                                                               ========    =======    =======   =======

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

      During the second quarter 2009, the Company made investments in Certified Development Entities which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal tax credits received are claimed over a seven-year credit allowance period. In addition to previous LIHTC investments, during the third quarter 2009, the Company made another investment in a low-income housing partnership. The LIHTC is an indirect Federal subsidy used to finance the development of affordable rental housing for low-income households. The federal tax credits received are claimed over a ten-year credit allowance period. Following is a list of expected tax credits to be received in the years indicated.


      Years ended            New        Low-Income
----------------------      Market       Housing
(Dollars in thousands)   Tax Credits   Tax Credits
----------------------   -----------   -----------
         2009               $1,115         210
         2010                1,115         337
         2011                1,115         785
         2012                1,338         785
         2013                1,338         785
         2014                1,338         785
         2015                1,338         575
         2016                    -         575
         2017                    -         575
         2018                    -         575
         2019                    -         575
         2020                    -         448
                            ------       -----
                            $8,697       7,010
                            ======       =====

      In accordance with FASB ASC Topic 740, Income Taxes, the Company determined its unrecognized tax benefit to be $113,000 as of September 30, 2009. If the unrecognized tax benefit amount was recognized, it would decrease the Company's effective tax rate from 15.6 percent to 15.2 percent. Management believes that it is unlikely that the balance of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

      The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the nine months ended September 30, 2009 and 2008, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $20,000 and $37,000 accrued for the payment of interest at September 30, 2009 and 2008, respectively. The Company had accrued liabilities of $0 for the payment of penalties at September 30, 2009 and 2008.

12)   Segment Information

      FASB ASC Topic 280, Segment Reporting requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters. Centrally provided services to the banks are allocated based on estimated usage of those services. If required, VIEs are consolidated into the operating segment which invested into such entities. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.

      The following schedules provide selected financial data for the Company's operating segments:

                                                Nine months ended and as of September 30, 2009
                                    -------------------------------------------------------------------------
                                                  Mountain    First
     (Dollars in thousands)          Glacier        West     Security   Western   1st Bank  Big Sky    Valley
--------------------------------    ----------   ---------   --------   -------   --------  -------   -------
Revenues from external customers    $   61,568      68,880     40,832    26,776     25,091   16,401    16,907
Intersegment revenues                      140           7        631       436        236       --        96
Expenses                               (51,761)    (77,178)   (32,410)  (21,981)   (24,496) (15,191)  (12,142)
                                    ----------   ---------   --------   -------   --------  -------   -------
   Net (Loss) Earnings              $    9,947      (8,291)     9,053     5,231        831    1,210     4,861
                                    ==========   =========   ========   =======   ========  =======   =======
      Total Assets                  $1,289,115   1,246,907    901,579   590,689    597,536  362,396   306,937
                                    ==========   =========   ========   =======   ========  =======   =======

                                                  San     First Bank                               Total
                                     Citizens    Juans      of MT       Parent   Eliminations   Consolidated
                                     --------   -------   ----------   -------   ------------   ------------
Revenues from external customers     $ 12,557     8,020        7,576       169             --       284,777
Intersegment revenues                       2        --            3    38,168        (39,719)           --
Expenses                              (10,732)   (6,779)      (5,505)  (13,437)        11,735      (259,877)
                                     --------   -------      -------   -------     ----------     ---------
   Net (Loss) Earnings               $  1,827     1,241        2,074    24,900        (27,984)       24,900
                                     ========   =======      =======   =======     ==========     =========
      Total Assets                   $244,238   179,799      204,224   827,473     (1,042,593)    5,708,300
                                     ========   =======      =======   =======     ==========     =========


                                                    Nine months ended and as of September 30, 2008
                                     --------------------------------------------------------------------------
                                                   Mountain    First
     (Dollars in thousands)            Glacier      West      Security   Western   1st Bank   Big Sky   Valley
     ----------------------          ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers     $   63,728      64,740     41,779    22,807     25,463    18,619    16,353
Intersegment revenues                       254          63      2,009     1,253        995        19       399
Expenses                                (49,195)    (57,870)   (32,910)  (21,043)   (21,476)  (14,059)  (12,509)
                                     ----------   ---------   --------   -------   --------   -------   -------
   Net Earnings                      $   14,787       6,933     10,878     3,017      4,982     4,579     4,243
                                     ==========   =========   ========   =======   ========   =======   =======
      Total Assets                   $1,186,942   1,161,017    886,303   587,946    581,660   334,758   342,644
                                     ==========   =========   ========   =======   ========   =======   =======

                                                First Bank                               Total
                                     Citizens     of MT       Parent   Eliminations   Consolidated
                                     --------   ----------   -------   ------------   ------------
Revenues from external customers     $ 10,855        7,036       295             --        271,675
Intersegment revenues                     168          125    62,394        (67,679)            --
Expenses                               (9,447)      (5,452)  (14,046)        14,975       (223,032)
                                     --------      -------   -------       --------      ---------
   Net Earnings                      $  1,576        1,709    48,643        (52,704)        48,643
                                     ========      =======   =======       ========      =========
      Total Assets                   $212,750      160,349   691,760       (973,020)     5,173,109
                                     ========      =======   =======       ========      =========

                                                   Three months ended and as of September 30, 2009
                                     --------------------------------------------------------------------------
                                                   Mountain    First
    (Dollars in thousands)            Glacier        West     Security   Western   1st Bank   Big Sky    Valley
--------------------------------     ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers     $   20,546      23,641     14,188     8,782      8,310     5,233     5,433
Intersegment revenues                        47           6         76        65        110        --        11
Expenses                                (17,995)    (34,135)   (12,019)   (7,170)    (7,556)   (5,907)   (3,865)
                                     ----------   ---------    -------   -------    -------   -------   -------
   Net (Loss) Earnings               $    2,598     (10,488)     2,245     1,677        864      (674)    1,579
                                     ==========   =========    =======   =======    =======   =======   =======
      Total Assets                   $1,289,115   1,246,907    901,579   590,689    597,536   362,396   306,937
                                     ==========   =========    =======   =======    =======   =======   =======

                                                  San     First Bank                               Total
                                     Citizens    Juans      of MT       Parent   Eliminations   Consolidated
                                     --------   -------   ----------   -------   ------------   ------------
Revenues from external customers     $  4,452     2,849        2,643        53             --         96,130
Intersegment revenues                      --        --            3     2,926         (3,244)            --
Expenses                               (3,822)   (2,473)      (1,894)   (4,510)         3,685        (97,661)
                                     --------   -------      -------   -------     ----------      ---------
   Net (Loss) Earnings               $    630       376          752    (1,531)           441         (1,531)
                                     ========   =======      =======   =======     ==========      =========
      Total Assets                   $244,238   179,799      204,224   827,473     (1,042,593)     5,708,300
                                     ========   =======      =======   =======     ==========      =========

                                                   Three months ended and as of September 30, 2008
                                     --------------------------------------------------------------------------
                                                   Mountain    First
     (Dollars in thousands)            Glacier       West     Security   Western   1st Bank   Big Sky    Valley
     ----------------------          ----------   ---------   --------   -------   --------   -------   -------
Revenues from external customers     $   21,369      21,190     13,882     4,273      8,765     6,159     5,403
Intersegment revenues                       172          38      1,062       609        124        19       187
Expenses                                (17,028)    (20,223)   (11,156)   (5,919)    (7,093)   (4,635)   (4,058)
                                     ----------   ---------    -------   -------    -------   -------   -------
   Net (Loss) Earnings               $    4,513       1,005      3,788    (1,037)     1,796     1,543     1,532
                                     ==========   =========    =======   =======    =======   =======   =======
      Total Assets                   $1,186,942   1,161,017    886,303   587,946    581,660   334,758   342,644
                                     ==========   =========    =======   =======    =======   =======   =======

                                                First Bank                               Total
                                     Citizens     of MT       Parent   Eliminations   Consolidated
                                     --------   ----------   -------   ------------   ------------
Revenues from external customers     $  3,848        2,488        66             --         87,443
Intersegment revenues                       3            1    17,596        (19,811)            --
Expenses                               (3,217)      (1,905)   (4,877)         5,453        (74,658)
                                     --------      -------   -------       --------      ---------
   Net (Loss) Earnings               $    634          584    12,785        (14,358)        12,785
                                     ========      =======   =======       ========      =========
      Total Assets                   $212,750      160,349   691,760       (973,020)     5,173,109
                                     ========      =======   =======       ========      =========

13)   Fair Value Measurement

      FASB ASC Topic 820, Fair Value Measurements and Disclosures requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     The following are the assets measured at fair value on a recurring basis at and for the period ended September 30, 2009.

                                                       Carrying         Assets/        Quoted prices     Significant
                                                       value of       Liabilities    in active markets      other       Significant
                                                        Assets/       measured at      for identical      observable    Unobservable
                                                     Liabilities at   Fair Value         assets            inputs         Inputs
(Dollars in thousands)                                  9/30/09         9/30/09         (Level 1)          (Level 2)      (Level 3)
----------------------                               --------------   ------------   -----------------   ------------   ------------
Financial Assets:
   U.S. Government Agencies........................    $      209            209             --                  209           --
   Government Sponsored Enterprises................           278            278             --                  278           --
   State and Local Governments and other issues....       451,115        451,115             --              450,851          264
   Collateralized Debt Obligations.................         6,600          6,600             --                   --        6,600
   Residential Mortgage-backed securities..........       692,625        692,625             --              615,466       77,159
                                                       ----------      ---------            ---            ---------       ------
     Total financial assets........................    $1,150,827      1,150,827             --            1,066,804       84,023
                                                       ==========      =========            ===            =========       ======


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

     The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2009.

                                                    Significant
                                                    unobservable
                                                       inputs
(Dollars in thousands)                                (Level 3)
----------------------                              ------------
Balance as of December 31, 2008..................      $23,421
Total unrealized gain included in
   other comprehensive income....................        7,865
Transfers out of Level 3.........................       (7,597)
Purchases, issuances and settlements.............       60,515
Amortization, accretion and principal payments...         (181)
                                                       -------
Balance as of September 30, 2009.................      $84,023
                                                       =======

     The change in unrealized gains (losses) related to available-for-sale securities is reported in Accumulated Other Comprehensive Income (Loss).

Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at September 30, 2009.

                                                Carrying
                                                value of         Assets/       Quoted prices     Significant
                                                 Assets/       Liabilities   in active markets      other       Significant
                                               Liabilities     measured at     for identical     observable     Unobservable
                                                    at         Fair Value        assets            inputs         Inputs
(Dollars in thousands)                           9/30/09        9/30/09         (Level 1)         (Level 2)      (Level 3)
----------------------                        -------------   ------------   -----------------   ------------   ------------
  Real estate and other assets owned, net..     $ 54,537          54,537            --                --           54,537
  Impaired Loans, net of allowance for
    loan and lease losses..................      183,998         183,998            --                --          183,998
                                                --------         -------           ---               ---          -------
    Total..................................     $238,535         238,535            --                --          238,535
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

     Impaired loans, net of ALLL - loans included in the Company's financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired in accordance with FASB ASC Topic 310, Receivables. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the fair value of the collateral. Impaired loans are classified within Level 3 of the fair value hierarchy.

     The following presents the estimated fair values as in accordance with FASB ASC Topic 825, Financial Instruments, as of September 30, 2009.

                                                                      September 30, 2009
                                                                   -----------------------
(Dollars in thousands)                                               Amount       Fair Value
-----------------------                                            ----------    ------------
Financial Assets:
  Cash on hand and in banks......................................  $   93,728        93,728
  Federal funds sold.............................................      47,025        47,025
  Interest bearing cash deposits.................................       2,570         2,570
  Investment securities..........................................     458,666       458,666
  Residential Mortgage-backed securities.........................     692,625       692,625
  FHLB and FRB stock.............................................      61,656        61,656
  Loans receivable, net of allowance for loan and lease losses...   3,920,920     3,919,067
  Accrued interest receivable....................................      29,489        29,489
                                                                   ----------     ---------
     Total financial assets......................................  $5,306,679     5,304,826
                                                                   ==========     =========
Financial Liabilities:
  Deposits.......................................................  $3,611,017     3,621,869
  Advances from the FHLB.........................................     640,735       645,829
  Federal Reserve Bank discount window...........................     370,000       370,000
  Repurchase agreements and other borrowed funds.................     225,583       225,603
  Subordinated debentures........................................     120,167        69,935
  Accrued interest payable.......................................       8,015         8,015
                                                                   ----------     ---------
     Total financial liabilities.................................  $4,975,517     4,941,251
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

                                   Nine Months Ended September 30,
                                            2009 vs. 2008
                                     Increase (Decrease) due to:
                                  --------------------------------
(Dollars in thousands)            Volume       Rate          Net
-------------------------------   -------     -------      -------
INTEREST INCOME
Residential real estate loans     $ 5,138      (1,388)       3,750
Commercial loans                   13,022     (25,564)     (12,542)
Consumer and other loans            2,212      (4,445)      (2,233)
Investment securities and other     9,002         128        9,130
                                  -------     -------      -------
   Total Interest Income           29,374     (31,269)      (1,895)
INTEREST EXPENSE
NOW accounts                          359      (1,171)        (812)
Savings accounts                      171        (826)        (655)
Money market accounts                (206)     (7,037)      (7,243)
Certificates of deposit             4,720     (10,072)      (5,352)
FHLB advances                      (2,869)     (4,249)      (7,118)
Other borrowings and
  repurchase agreements             8,907     (16,606)      (7,699)
                                  -------     -------      -------
   Total Interest Expense          11,082     (39,961)     (28,879)
                                  -------     -------      -------
NET INTEREST INCOME               $18,292       8,692       26,984
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

                                                  For the Three months ended 9/30/09      For the Nine months ended 9/30/09
                                                --------------------------------------   -------------------------------------
                                                                              Average                                  Average
                                                  Average      Interest &      Yield/      Average       Interest &     Yield/
(Dollars in thousands)                            Balance       Dividends       Rate       Balance       Dividends       Rate
----------------------                          -----------   ------------   ---------   -----------     ----------    -------
ASSETS
   Residential real estate loans               $  796,781       13,330        6.69%      $  833,049       41,542       6.65%
   Commercial loans                             2,583,367       36,739        5.64%       2,597,585      112,302       5.78%
   Consumer and other loans                       697,015       11,150        6.35%         701,827       33,631       6.41%
                                               ----------      -------                   ----------    ---------
      Total Loans                               4,077,163       61,219        5.96%       4,132,461      187,475       6.07%
   Tax - exempt investment securities (1)         441,309        5,623        5.10%         439,856       16,692       5.06%
   Other investment securities                    693,217        7,588        4.38%         619,041       20,215       4.35%
                                               ----------      -------                   ----------    ---------
      Total Earning Assets                      5,211,689       74,430        5.67%       5,191,358      224,382       5.78%
                                                               -------                                 ---------
   Goodwill and core deposit intangible           157,407                                   158,297
   Other non-earning assets                       244,808                                   232,789
                                               ----------                                ----------
      TOTAL ASSETS                             $5,613,904                                $5,582,444
                                               ==========                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts                                $  557,003          496        0.35%      $  534,329        1,520       0.38%
   Savings accounts                               325,367          258        0.31%         303,628          780       0.34%
   Money market accounts                          756,171        1,938        1.02%         756,821        6,423       1.13%
   Certificates of deposit                      1,071,346        6,540        2.42%       1,010,269       20,076       2.66%
   FHLB advances                                  533,976        2,087        1.55%         413,446        5,758       1.86%
   Repurchase agreements
      and other borrowed funds                    892,581        2,482        1.10%       1,103,629        8,337       1.01%
                                               ----------      -------                   ----------    ---------
      Total Interest Bearing Liabilities        4,136,444       13,801        1.32%       4,122,122       42,894       1.39%
                                                               -------                                 ---------
   Non-interest bearing deposits                  755,682                                   734,060
   Other liabilities                               27,956                                    34,548
                                               ----------                                ----------
      Total Liabilities                         4,920,082                                 4,890,730
                                               ----------                                ----------
   Common stock                                       615                                       615
   Paid-in capital                                495,410                                   494,703
   Retained earnings                              198,475                                   195,443
   Accumulated other
      comprehensive (loss) gain                      (678)                                      953
                                               ----------                                ----------
      Total Stockholders' Equity                  693,822                                   691,714
                                               ----------                                ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                     $5,613,904                                $5,582,444
                                               ==========                                ==========
   Net interest income                                         $60,629                                 $181,488
                                                               =======                                 ========
   Net interest spread                                                        4.35%                                    4.39%
   Net Interest Margin                                                        4.62%                                    4.67%
   Net Interest Margin (Tax Equivalent)                                       4.80%                                    4.87%
   Return on average assets (annualized)                                     (0.11%)                                   0.60%
   Return on average equity (annualized)                                     (0.88%)                                   4.81%

(1) Excludes tax effect of $7,390,000 and $2,489,000 on non-taxable investment security income for the three and nine months ended September 30, 2009.

16)   Subsequent Events

      Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were issued.

      In October of 2009, the Company sold Residential Mortgage-Backed securities and received gross proceeds of $2,238,000, which resulted in gross gains of $2,117,000. Had such securities been sold on September 30, 2009, the after-tax effect of $1,287,000 would have decreased the net loss for the quarter from $1,531,000 to $244,000.

      On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust provides community banking services from three branch locations in Powell, Cody, and Lovell, Wyoming. As of the acquisition, First National Bank & Trust had total assets of approximately $267 million. First National Bank & Trust will operate as a separate wholly-owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO
                        JUNE 30, 2009 AND SEPTEMBER 30, 2008

Performance Summary

The Company reported a net loss of $1.531 million for the third quarter, a decrease of $14.316 million, or 112 percent, from the $12.785 million net income reported for the third quarter of 2008. The diluted loss per share of $.03 for the quarter represented a 113 percent decrease from the diluted earnings per share of $.24 for the same quarter of 2008. Annualized return on average assets and return on average equity for the third quarter were (.11) percent and (.88) percent, which compares with prior year returns for the third quarter of 1.01 percent and 9.15 percent, respectively.

REVENUE SUMMARY

                                                            Three months ended
                                                 -------------------------------------------
                                                 September 30,     June 30,    September 30,
                                                     2009           2009          2008
(UNAUDITED - DOLLARS IN THOUSANDS)                (unaudited)    (unaudited)   (unaudited)
----------------------------------               -------------   -----------   -------------
Net interest income
   Interest income                                  $74,430        $74,420        $75,689
   Interest expense                                  13,801         13,939         22,113
                                                    -------        -------        -------
      Net interest income                            60,629         60,481         53,576
Non-interest income
   Service charges, loan fees, and other fees        12,103         11,377         12,800
   Gain on sale of loans                              5,613          9,071          3,529
   Gain (loss) on investments                         2,667              -         (7,593)
   Other income                                       1,317            870          3,018
                                                    -------        -------        -------
      Total non-interest income                      21,700         21,318         11,754
                                                    -------        -------        -------
                                                    $82,329        $81,799        $65,330
                                                    =======        =======        =======
Tax equivalent net interest margin                     4.80%          4.87%          4.65%
                                                    =======        =======        =======

                                                 $ change from   $ change from    % change from   % change from
                                                    June 30,     September 30,      June 30,      September 30,
(UNAUDITED - DOLLARS IN THOUSANDS)                   2009           2008              2009             2008
----------------------------------               -------------   --------------   -------------   -------------
Net interest income
   Interest income                                  $    10          $(1,259)             0%            -2%
   Interest expense                                    (138)          (8,312)            -1%           -38%
                                                    -------         --------
      Net interest income                               148            7,053              0%            13%
Non-interest income
   Service charges, loan fees, and other fees           726             (697)             6%            -5%
   Gain on sale of loans                             (3,458)           2,084            -38%            59%
   Gain on investments                                2,667           10,260             n/m           135%
   Other income                                         447           (1,701)            51%           -56%
                                                    -------         --------
      Total non-interest income                         382            9,946              2%            85%
                                                    -------         --------
                                                    $   530         $ 16,999              1%            26%
                                                    =======         ========

n/m - not measurable

Net Interest Income

Net interest income for the quarter increased $7 million, or 13 percent, with interest expense decreasing $8 million, or 38 percent, over the same period in 2008. Net interest income for the current quarter increased $148 thousand with interest expense decreasing $138 thousand, or 1 percent, compared to the prior quarter. The decrease in total interest expense is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.80 percent which is 7 basis points lower than the 4.87 percent achieved for the prior quarter; however 15 basis points higher than the 4.65 percent result for the third quarter of 2008.

Non-interest Income

Non-interest income for the quarter increased $382 thousand, or 2 percent, from the prior quarter, and increased $10 million, or 85 percent, over the same period in 2008. Fee income increased $726 thousand, or 6 percent, during the quarter, compared to the decrease of $697 thousand, or 5 percent, over the same period last year. Gain on sale of loans decreased $3.5 million, or 38 percent, for the quarter a result of the slowdown in refinance activity from a very active second quarter. Gain on sale of loans from the prior year increased $2 million, or 59 percent, primarily the result of increased refinancing of residential loans originated and sold in the secondary market. Investments sold during the quarter resulted in a $2.7 million gain compared to the prior year loss of $7.6 million from an other than temporary impairment on investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock. Other income decreased $1.7 million from prior year, the result of a $1.7 million gain from the sale and relocation of Mountain West Bank's office facility in Ketchum, Idaho during the third quarter of 2008.

NON-INTEREST EXPENSE

                                                         Three months ended
                                            -------------------------------------------
                                            September 30,    June 30,     September 30,
                                                2009          2009           2008
(UNAUDITED - DOLLARS IN THOUSANDS)           (unaudited)   (unaudited)     (unaudited)
----------------------------------          -------------  ------------   -------------
Compensation and employee benefits             $20,935        $20,710        $21,188
Occupancy and equipment expense                  5,835          5,611          5,502
Advertising and promotion expense                1,596          1,722          1,942
Outsourced data processing                         830            680            556
Core deposit intangibles amortization              758            762            764
Other expenses                                  11,942         13,478          7,809
                                               -------        -------        -------
   Total non-interest expense                  $41,896        $42,963        $37,761
                                               =======        =======        =======

                                            $ change from  $ change from   % change from   % change from
                                               June 30,    September 30,      June 30,     September 30,
(UNAUDITED - DOLLARS IN THOUSANDS)              2009           2008             2009            2008
----------------------------------          -------------  -------------   -------------   -------------
Compensation and employee benefits             $   225         $ (253)            1%             -1%
Occupancy and equipment expense                    224            333             4%              6%
Advertising and promotion expense                 (126)          (346)           -7%            -18%
Outsourced data processing                         150            274            22%             49%
Core deposit intangibles amortization               (4)            (6)           -1%             -1%
Other expenses                                  (1,536)         4,133           -11%             53%
                                               -------         ------
   Total non-interest expense                  $(1,067)        $4,135            -2%             11%
                                               =======         ======

Non-interest expense decreased by $1 million, or 2 percent from the prior quarter and increased $4 million, or 11 percent, from prior year's third quarter. Compensation and employee benefits increased $225 thousand, or 1 percent, from prior quarter and decreased $253 thousand, or 1 percent, from prior year's third quarter. The current quarter increase in compensation and employee benefits is a result of prior quarter's significant reductions in bonuses and employee benefits tied to Company performance. The number of full-time equivalent employees decreased from 1,597 to 1,577 during the quarter, and increased from 1,539 since the end of the 2008 third quarter. Occupancy and equipment expense has increased $224 thousand, or 4 percent, and $333 thousand, or 6 percent, from prior quarter and prior year's third quarter, respectively, reflecting the cost of additional branch locations and facility upgrades. Advertising and promotion expense decreased $126 thousand, or 7 percent, from prior quarter and decreased $346 thousand, or 18 percent, from the same quarter of 2008. The decrease of $1.5 million, or 11 percent, in other expense from prior quarter is a result of a decrease in $2.1 million in FDIC insurance and an increase of $565 thousand in expenses associated with repossessed assets. The increase of $4.1 million, or 53 percent, in other expense from prior year's third quarter is a result of an increase of $1.3 million in FDIC insurance, $1.8 million of loss from sales of other real estate owned, and $830 thousand in expenses associated with repossessed assets.

The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 51 percent for the quarter, compared to 53 percent, excluding the effects of the other than temporary impairment on investments and gain on sale of branch, for the 2008 third quarter.

Allowance for Loan and Lease Losses

The current quarter provision for loan loss expense was $47 million, an increase of $38 million from the same quarter in 2008. Net charged-off loans for the quarter were $19 million.

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

    RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO
                       THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Performance Summary

Net earnings for the nine months ended September 30, 2009 were $24.900 million, which is a decrease of $23.743 million, or 49 percent, over the prior year. Diluted earnings per share of $.40, is a decrease of 56 percent from the $.90 earned in 2008.

REVENUE SUMMARY

                                                      Nine months ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                       2009           2008
(UNAUDITED - DOLLARS IN THOUSANDS)                 (unaudited)     (unaudited)     $ change     % change
----------------------------------                -------------   -------------    --------    ----------
Interest income                                      $224,382        $226,278      $ (1,896)       -1%
Interest expense                                       42,894          71,773       (28,879)      -40%
                                                     --------        --------      --------
   Net interest income                                181,488         154,505        26,983        17%
Non-interest income
   Service charges, loan fees, and other fees          33,659          35,984        (2,325)       -6%
   Gain on sale of loans                               20,834          11,654         9,180        79%
   Gain (loss) on investments                           2,667         (7,345)        10,012       136%
   Other income                                         3,235           5,104        (1,869)      -37%
                                                     --------        --------      --------
      Total non-interest income                        60,395          45,397        14,998        33%
                                                     --------        --------      --------
                                                     $241,883        $199,902      $ 41,981        21%
                                                     ========        ========      ========
Tax equivalent net interest margin                       4.87%           4.65%
                                                     ========        ========

Net Interest Income

Net interest income for the nine months increased $27 million, or 17 percent, over the same period in 2008. Total interest income decreased $1.9 million, or 1 percent, while total interest expense decreased $29 million, or 40 percent. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, was 4.87 percent, an increase of 22 basis points from the 4.65 percent for the same period in 2008.

Non-interest Income

Total non-interest income for the nine months increased $15 million, or 33 percent over the same period in 2008. Fee income for the year decreased $2.3 million, or 6 percent, as compared to 2008. Gain on sale of loans increased $9 million, or 79 percent, from the first nine months of last year, primarily the result of increased refinancing of residential loans originated and sold in the secondary market. Gain on investments during 2009 included a $2.7 million gain on sale of securities. Loss from investments during 2008 included a $7.6 million other than temporary impairment on investments in Freddie Mac preferred stock and Fannie Mae common stock and a $248 thousand combined gain from the sale of Principal Financial Group stock and mandatory redemption of a portion of Visa, Inc. Other income decreased $1.9 million from prior year, the result of a $1.7 million gain from the sale and relocation of Mountain West Bank's office facility in Ketchum, Idaho during the third quarter of 2008.

NON-INTEREST EXPENSE

                                                Nine months ended
                                        -----------------------------
                                        September 30,   September 30,
                                           2009            2008
(UNAUDITED - DOLLARS IN THOUSANDS)      (unaudited)      (unaudited)    $ change     % change
----------------------------------      -------------   -------------   --------     --------
Compensation and employee benefits        $ 63,589        $ 63,252      $   337          1%
Occupancy and equipment expense             17,341          15,751        1,590         10%
Advertising and promotion expense            5,042           5,314         (272)        -5%
Outsourced data processing                   2,181           1,870          311         17%
Core deposit intangibles amortization        2,294           2,310          (16)        -1%
Other expenses                              34,038          21,320       12,718         60%
                                          --------        --------      -------
   Total non-interest expense             $124,485        $109,817      $14,668         13%
                                          ========        ========      =======

Non-interest expense increased by $15 million, or 13 percent, from the first nine months of 2008. Compensation and employee benefit expense increased $337 thousand, or 1 percent, from the first nine months of 2008, due to the increased number of employees added since September 30, 2008, which was partially offset by the reductions in bonuses and employee benefits. Occupancy and equipment expense increased $2 million, or 10 percent, reflecting the cost of additional locations and facility upgrades. Advertising and promotion expense decreased $272 thousand, or 5 percent, from 2008. Other expenses increased $13 million, or 60 percent, since September 30, 2008. The increase in other expenses includes $5.7 million in FDIC insurance premiums, $1.3 million in outside legal, accounting, and audit firm expense, $3.8 million loss from sales of other real estate owned, and $1.5 million expense associated with repossessed assets. Of the increase in FDIC insurance premiums year-to-date, $2.5 million is attributable to the second quarter asset-based special assessment. The efficiency ratio (non-interest expense/net interest income plus non-interest income) was 51 percent for 2009 compared favorably to 55 percent for 2008.

Allowance for Loan and Lease Losses

The provision for loan loss expense was $88 million for the first nine months of 2009, an increase of $72 million, or 441 percent, from the same period in 2008. Net charged-off loans during the nine months ended September 30, 2009 was $39 million, an increase of $34 million from the same period in 2008.

                          FINANCIAL CONDITION ANALYSIS

As reflected in the following table, total assets at September 30, 2009 were $5.708 billion, which is $154 million, or 3 percent, greater than the total assets of $5.554 billion at December 31, 2008 and an increase of $535 million, or 10 percent, over the total assets of $5.173 billion at September 30, 2008.



                                          September 30,   December 31,   September 30,   $ change from   $ change from
                                              2009           2008          2008           December 31,   September 30,
ASSETS (DOLLARS IN THOUSANDS)              (unaudited)     (audited)     (unaudited)         2008            2008
-----------------------------             -------------   ------------   -------------   -------------   -------------
Cash on hand and in banks                   $   93,728        125,123         94,865         (31,395)        (1,137)
Investment securities, interest bearing
   deposits, FHLB stock, FRB stock, and
   fed funds                                 1,262,542      1,000,224        867,366         262,318        395,176
Loans:
   Real estate                                 787,911        838,375        769,860         (50,464)        18,051
   Commercial                                2,558,270      2,575,828      2,452,102         (17,558)       106,168
   Consumer and other                          700,069        715,990        700,658         (15,921)          (589)
                                            ----------      ---------      ---------       ---------        -------
      Total loans                            4,046,250      4,130,193      3,922,620         (83,943)       123,630
   Allowance for loan and lease losses        (125,330)       (76,739)       (65,633)        (48,591)       (59,697)
                                            ----------      ---------      ---------       ---------        -------
      Total loans, net of allowance for
         loan and lease losses               3,920,920      4,053,454      3,856,987        (132,534)        63,933
                                            ----------      ---------      ---------       ---------        -------
Other assets                                   431,110        375,169        353,891          55,941         77,219
                                            ----------      ---------      ---------       ---------        -------
   Total Assets                             $5,708,300      5,553,970      5,173,109         154,330        535,191
                                            ==========      =========      =========       =========        =======

At September 30, 2009, total loans were $4.046 billion, a decrease of $84 million, over total loans of $4.130 billion at December 31, 2008, primarily the result of decreased loan demand. Real estate loans decreased $50 million, or 6 percent, from the fourth quarter of 2008. Consumer loans, which are primarily comprised of home equity loans, decreased by $16 million, or 2 percent, while commercial loans decreased $18 million, or less than 1 percent, during the first nine months of 2009. Total loans increased $124 million, or 3 percent from September 30, 2008. Since September 30, 2008, commercial loans increased $106 million, or 4 percent, real estate loans grew by $18 million, or 2 percent, and consumer loans decreased $589 thousand, or less than 1 percent.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $262 million, or 26 percent, from December 31, 2008 and increased $395 million, or 46 percent, from September 30, 2008. Investment securities represented 22 percent of total assets at September 30, 2009 versus 17 percent of total assets at September 30, 2008. The Company continues to purchase investment securities when high quality loan originations slow.

The Company typically sells a majority of long-term mortgage loans originated, retaining servicing only on loans sold to certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with servicing released for the nine months ended September 30, 2009 and 2008 were $982 million and $520 million, respectively, and for the three months ended September 30, 2009 and 2008 were $276 million and $164 million, respectively. The Company has also been active in originating commercial SBA loans, some of which are sold to investors. The amount of loans sold and serviced for others at September 30, 2009 was approximately $179 million.

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

At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios. Each of the Bank's ALLL is adequate to absorb losses from any segment of its loan and lease portfolio.

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

The Company considers the ALLL balance of $125.3 million adequate to cover inherent losses in the loan and lease portfolios as of September 30, 2009. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for credit losses. See additional risk factors in Part II - Other information, Item 1A - Risk Factors.

The following table summarizes the allocation of the ALLL:

                                    September 30, 2009          December 31, 2008           September 30, 2008
                               --------------------------   --------------------------   --------------------------
                                 Allowance                    Allowance                   Allowance
                               for loan and     Percent     for loan and     Percent     for loan and     Percent
                               lease losses   of loans in   lease losses   of loans in   lease losses   of loans in
(Dollars in thousands)         (unaudited)      category      (audited)     category     (unaudited)      category
----------------------         ------------   -----------   ------------   -----------   ------------   -----------
Real estate loans               $ 11,959         19.5%          7,233          20.3%         5,971          19.7%
Commercial real estate loans      59,471         47.7%         35,305          46.8%        29,388          46.3%
Other commercial loans            33,406         15.5%         21,590          15.6%        19,321          16.2%
Consumer and other loans          20,494         17.3%         12,611          17.3%        10,953          17.8%
                                --------        -----          ------         -----         ------         -----
   Totals                       $125,330        100.0%         76,739         100.0%        65,633         100.0%
                                ========        =====          ======         =====         ======         =====

The following table summarizes ALLL experience:

                                        Nine months ended    Year ended    Nine months ended
                                          September 30,     December 31,     September 30,
                                              2009             2008             2008
(Dollars in thousands)                     (unaudited)       (audited)        (unaudited)
----------------------                  -----------------   ------------   -----------------
Balance at beginning of period               $ 76,739           54,413           54,413
   Charge-offs:
      Real estate loans                       (10,031)          (3,233)          (1,211)
      Commercial loans                        (26,408)          (4,957)          (3,692)
      Consumer and other loans                 (4,552)          (1,649)            (862)
                                             --------           ------           ------
         Total charge-offs                   $(40,991)          (9,839)          (5,765)
                                             --------           ------           ------
   Recoveries:
      Real estate loans                           372               23               14
      Commercial loans                          1,011              716              466
      Consumer and other loans                    294              321              248
                                             --------           ------           ------
         Total recoveries                    $  1,677            1,060              728
                                             ========           ======           ======
   Net charge-offs                            (39,314)          (8,779)          (5,037)
      Acquisition (1)                               -            2,625                -
      Provision                                87,905           28,480           16,257
                                             --------           ------           ------
Balance at end of period                     $125,330           76,739           65,633
                                             ========           ======           ======
Allowance for loan and lease losses
   as a percentage of total loan and
   leases                                        3.10%            1.86%            1.67%
Net charge-offs as a percentage of
   total loans                                  0.972%           0.213%           0.128%

(1)   Acquisition of Bank of the San Juans in 2008

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2008 and a downturn in global, national and local economies.

At September 30, 2009, the allowance for loan and lease losses was $125.33 million, an increase of $60 million, or 91 percent, from a year ago. The allowance was 3.10 percent of total loans outstanding at September 30, 2009, up from 2.36 percent at the prior quarter end, and up from 1.67 percent at September 30, 2008. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision expense.

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

Non-performing Assets


                                                  At            At            At
                                                9/30/09      12/31/08      9/30/08
(Dollars in thousands)                        (unaudited)   (audited)    (unaudited)
----------------------                        ----------    ---------    ------------
Non-accrual loans:
  Real estate loans                             $ 17,295       3,575         2,475
  Commercial loans                               159,894      58,454        52,458
  Consumer and other loans                         8,388       2,272         1,389
                                                --------      ------        ------
    Total                                       $185,577      64,301        56,322
Accruing Loans 90 days or more overdue:
  Real estate loans                                  371       4,103           319
  Commercial loans                                 1,586       2,897         3,839
  Consumer and other loans                           934       1,613           766
                                                --------      ------        ------
    Total                                       $  2,891       8,613         4,924
Real estate and other assets owned, net           54,537      11,539         9,506
                                                --------      ------        ------
Total non-performing loans and real estate
  and other assets owned, net                   $243,005      84,453        70,752
                                                ========      ======        ======
Allowance for loan and lease losses as a
  percentage of non-performing assets                 52%         91%           93%
Non-performing assets as a percentage of
  total bank assets                                 4.10%       1.46%         1.30%
Accruing Loans 30-89 days or more overdue       $ 43,606      54,787        25,690
Interest Income (1)                             $  8,175       4,434         2,979

(1) Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2009, year ended December 31, 2008 and nine months ended September 30, 2008 had such loans performed pursuant to contractual terms.

The allowance was 52 percent of non-performing assets at September 30, 2009, down from 56 percent for the prior quarter end and down from 93 percent a year ago. Non-performing assets as a percentage of total bank assets at September 30, 2009 were at 4.10 percent, up from 3.06 percent as of prior quarter end, and up from 1.30 percent at September 30, 2008. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. For collateral dependent loans, impairment is measured by the fair value of the collateral less cost to sell.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three months ended September 30, 2009 and 2008 was not significant. Impaired loans, net of government guaranteed amounts, were $207.1 million and $66.7 million as of September 30, 2009 and 2008, respectively. The ALLL includes valuation allowances of $23.1 million and $7.5 million specific to impaired loans as of September 30, 2009 and 2008, respectively.

                                         September 30,    December 31,   September 30,    $ change from    $ change from
                                             2009            2008            2008          December 31,     September 30,
LIABILITIES (DOLLARS IN THOUSANDS)        (unaudited)      (audited)      (unaudited)          2008             2008
----------------------------------       -------------   -------------   --------------   --------------   --------------
Non-interest bearing deposits              $  801,261        747,439          754,623           53,822           46,638
Interest bearing deposits                   2,809,756      2,515,036        2,282,147          294,720          527,609
Advances from Federal Home Loan Bank          640,735        338,456          727,243          302,279          (86,508)
Federal Reserve Bank discount window          370,000        914,000          140,500         (544,000)         229,500
U.S. Treasury Tax & Loan                        3,009          6,067          357,095           (3,058)        (354,086)
Securities sold under agreements to
   repurchase and other borrowed funds        222,574        190,664          191,938           31,910           30,636
Other liabilities                              42,696         44,331           42,013           (1,635)             683
Subordinated debentures                       120,167        121,037          118,559             (870)           1,608
                                           ----------     ----------        ----------      ----------       ----------
   Total liabilities                       $5,010,198      4,877,030        4,614,118          133,168          396,080
                                           ==========     ==========       ==========       ==========       ==========

As of September 30, 2009, non-interest bearing deposits increased $54 million, or 7 percent, since December 31, 2008 and increased $47 million, or 6 percent, since September 30, 2008. Interest bearing deposits of $2.810 billion at September 30, 2009 includes brokered deposits of $233 million, of which $173 million are issued through the Certificate of Deposit Account Registry System. Interest bearing deposits increased $295 million, or 12 percent from December 31, 2008, of which $203 million is from brokered deposits. Since September 30, 2008, interest bearing deposits increased $528 million, or 23 percent, resulting from the banks' continued focus on attracting and retaining low cost core deposits. Federal Home Loan Bank ("FHLB") advances increased $302 million, or 89 percent, from December 31, 2008 and decreased $87 million, or 12 percent, from

September 30, 2008. Federal Reserve Bank Discount Window borrowings decreased $544 million, or 60 percent, from December 31, 2008 and increased $230 million, or 163 percent, from September 30, 2008. U.S. Treasury Tax and Loan funds decreased $3 million and $354 million from December 31, 2008 and September 30, 2008, respectively, resulting from the decrease in availability of the treasury investment option term funds. Repurchase agreements and other borrowed funds were $223 million at September 30, 2009, an increase of $32 million from December 31, 2008 and an increase of $31 million, or 16 percent, from September 30, 2008.

STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,    September 30,    $ change from    $ change from
                                                      2009            2008              2008         December 31,    September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       (unaudited)      (audited)       (unaudited)         2008              2008
--------------------------------------------       -------------   -------------   --------------   --------------   --------------
Common equity                                        $ 682,956        678,183          564,612           4,773           118,344
Accumulated other comprehensive gain (loss)             15,146         (1,243)          (5,621)         16,389            20,767
                                                     ---------       --------         --------          ------           -------
   Total stockholders' equity                          698,102        676,940          558,991          21,162           139,111
Core deposit intangible, net, and goodwill            (156,978)      (159,765)        (151,954)          2,787            (5,024)
                                                     ---------       --------         --------          ------           -------
Tangible stockholders' equity                        $ 541,124        517,175          407,037          23,949           134,087
                                                     =========       ========         ========          ======           =======
Stockholders' equity to total assets                     12.23%         12.19%           10.81%
Tangible stockholders' equity to total
   tangible assets                                        9.75%          9.59%            8.11%
Book value per common share                          $   11.35          11.04            10.29            0.31              1.06
Tangible book value per common share                 $    8.80           8.43             7.49            0.37              1.31
Market price per share at end of quarter             $   14.94          19.02            24.77           (4.08)            (9.83)

Total stockholders' equity and book value per share amounts have increased $139 million and $1.06 per share, respectively, from September 30, 2008, the result of earnings retention and exercised stock options, increase in accumulated comprehensive gains, stock issued in connection with the Bank of the San Juans acquisition, and $94 million in net proceeds from the Company's November 2008 equity offering of 6,325,000 shares of common stock at a price of $15.50 per share. Tangible stockholders' equity has increased $134 million, or 33 percent since September 30, 2008, with tangible stockholders' equity at 9.75 percent of total tangible assets at September 30, 2009, up from 8.11 percent at September 30, 2008. Accumulated other comprehensive income (loss), representing net unrealized gains or losses (net of tax) on investment securities designated as available for sale, increased $21 million from September 30, 2008.

On September 30, 2009, the board of directors declared a cash dividend of $.13 per share, payable October 15, 2009 to shareholders of record on October 6, 2009. Future cash dividends will depend on a variety of factors including net income, capital, asset quality and general economic conditions.

Recent Acquisition

On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. First National Bank & Trust provides community banking services from three branch locations in Powell, Cody, and Lovell, Wyoming. As of the acquisition, First National Bank & Trust had total assets of approximately $267 million. First National Bank & Trust will operate as a separate wholly-owned subsidiary of the Company.

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The principal source of the Company's cash revenues are dividends received from the Company's bank subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The bank subsidiaries' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the bank subsidiaries are members of the FHLB. As of September 30, 2009, the bank subsidiaries had $757 million of available FHLB credit of which $641 million was utilized. The bank subsidiaries may also borrow funds from the FRB discount window or from the U.S. Treasury Tax and Loan program of which the banks have remaining borrowing availability of $737 million and $10 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

Capital Resources and Adequacy

Maintaining capital strength has been a long term objective. Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Shareholders' equity increased $139 million since prior year, or 25 percent, the net result of earnings, a public offering of stock of $94 million, common stock issued for the acquisition of San Juans, stock options exercised, less cash dividend payments and a increase of $21 million resulting from the net unrealized gains on available-for-sale investment securities. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

Other-Than-Temporary Impairment on Securities Accounting Policy and Analysis

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings for a like amount.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FASB ASC Topic 320, Investments - Debt and Equity Securities. The Company adopted the standard relating to the recognition and presentation of other-than-temporary impairments effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the new standards, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

The Company believes that macroeconomic conditions occurring in 2008 and the first nine months of 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, and Fitch).

In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company's ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at September 30, 2009 consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation ("Freddie Mac") and 1,200 shares of common stock issued by the Federal National Mortgage Association ("Fannie Mae"). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at year end due to the recognition of an other-than-temporary impairment charge against earnings at September 30, 2008 for the entire amount of the Company's investment therein. Hence, none of the equity securities were impaired as of September 30, 2009.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at September 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions. For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers' management for clarification and verification of information relevant to the Company's impairment analysis.

As of September 30, 2009, there were 75 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. All of such temporarily impaired investments are debt securities. Residential Mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $130,121,000 at September 30, 2009 of which $75,739,000 was purchased during 2009, the remainder of which had a fair market value of $71,120,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $352,000 since purchase. Of the remaining Residential Mortgage-backed securities in a loss position the unrealized loss increased from 8.6 percent of fair value at December 31, 2008 to 18.2 percent of fair value at September 30, 2009. The fair value of Collateralized Debt Obligation ("CDO") securities in an unrealized loss position is $4,600,000 with unrealized losses of $8,466,000 or 184 percent of fair value at September 30, 2009; such investments had an unrealized gain position at December 31, 2008. The fair value of State and Local Government were $30,905,000 at September 30, 2009 of which $902,000 was purchased during 2009, the remainder of which had a fair market value of $27,448,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $22,000 since purchase. Of the remaining State and Local Government securities in a loss position the unrealized loss decreased from 15.5 percent of fair value at December 31, 2008 to 4.7 percent of fair value at September 30, 2009.

With respect to the CDO securities, the fair value decline is attributable to a single CDO structure that is a pooled trust preferred security of which the Company owns a portion of only the Senior Note tranche. All of the assets underlying the CDO structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. As of September 30, 2009, the Senior
Note is rated "A3" by Moody's and is rated "A" by Fitch, and 3 of the 26 trust subsidiaries have elected to defer the interest on their respective obligations underlying the CDO structure. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 12.69% of the outstanding principle of the Senior Notes has been prepaid. Further, the Senior Principle and Senior Interest Coverage tests performed by the Trustee (Bank of New York Mellon) have exceeded the threshold levels for the quarter ending September 30, 2009 and the prior quarters of 2009 and 2008. Moreover, in its assessment of the Senior Note for potential "other than temporary" impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of September 30, 2009 and as of the end of each of the prior three quarters, i.e., June 30 and March 31, 2009 and December 31, 2008. In each instance of stress testing, the results reflect no credit loss for the Senior Note. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at September 30, 2009 and prior quarters of 2009 was temporary, and not "other-than-temporary."

The Company stratified the 75 debt securities for both severity and duration of impairment. With respect to severity, 29 debt securities had impairment that exceeded 5 percent of the respective book values, of which 14 had impairment that exceeded 15 percent of the respective book values at September 30, 2009. 6 of the 75 debt securities had impairment that exceeded 40 percent of the respective book values at September 30, 2009. The remaining 46 debt securities had impairment that was 5 percent or less of the respective book values as of September 30, 2009.

With respect to the duration of the impaired securities, the Company identified 43 securities which have been continuously impaired for the 12 months ending September 30, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 43 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $9,780,000, the most notable of which had an unrealized loss of $1,992,000. 21 of the 43 securities are state and local tax-exempt securities with an unrealized loss of $922,000, the most notable of which had an unrealized loss of $255,000. 7 of the 43 securities are mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $6,000.

Included in the 75 debt securities with impairment at September 30, 2009 are 13 non-guaranteed, non-Agency issued CMOs tranches. 6 of the 13 CMOs tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime".

For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. Based on the analysis of its impaired securities as of September 30, 2009, the Company determined that none of such securities had other-than-temporary impairment.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In April 2009, FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, relating to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted the standard effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the new standard, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards."

On a recurring basis, the Company measures investment securities at fair value. The fair value of such investments is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2008 and the first nine months of 2009), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

On a non-recurring basis, the Company measures real estate and other assets owned and impaired loans at fair value. Real estate and other assets owned is carried at the lower of cost or estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy. Allowable methods for estimating fair value of impaired loans include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the appraised fair value of the collateral, less estimated cost to sell. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Impaired loans are classified within Level 3 of the fair value hierarchy.

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

For additional information on fair value measurements see Part I, Item 2 "Financial Statements - Note 13, Fair Value Measurements."

Impact of Recently Issued Accounting Standards

In August 2009, FASB issued a standard that will amend FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. The Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting unit is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses a) the quoted price of the identical liability when trades as an asset b) quoted prices for similar liabilities or similar liabilities when traded as assets 2) Another valuation technique that is consistent with the principals FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Update is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the standard effective for the period ending September 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued a standard that will amend FASB ASC Topic 105, Generally Accepted Accounting Principles, the objective of which is to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for the Company's financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the standard effective for the period ending September 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued a standard that will amend FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued a standard that will amend FASB ASC Topic 860, Transfers and Servicing. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued an amendment to FASB ASC Topic 320, Investments - Debt and Equity Securities relating to the recognition and presentation of other-than-temporary impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles ("GAAP") is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The standard is effective for interim and annual reporting periods ending after

June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the standard effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted the standard effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued and amendment to FASB ASC Topic 825, Financial Instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. An entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This standard shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the standard effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For additional information on disclosures about fair value of financial instruments see Part I,
Item 2 "Financial Statements - Note 13, Fair Value Measurements".

In December 2007, FASB issued new standards relating to business combinations and included in FASB ASC Topic 805, Business Combinations. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company's financial position or results of operations with any future business combinations.

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

     -    increased loan delinquency rates;

     - the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity levels, and loan originations;

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2009, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company cannot accurately predict the effect of the national economic situation on the Company's future results of operations or stock trading price.

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

A further economic downturn in the market areas the Company serves may continue to adversely impact earnings and could increase credit risk associated with the loan portfolio.

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

     -    problem assets and foreclosures may increase further;

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

The Company maintains an ALLL in an amount that it believes is adequate to provide for losses inherent in the portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become nonperforming assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company's judgments. Any increase in the ALLL could have a negative effect on the Company's financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company's financial condition and results of operations.

The Company has a concentration of loans secured by real estate. Further downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio, as the collateral securing those loans may decrease in value. A continued downturn in the local economy could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The Company's ability to sell or dispose of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate. This increased likelihood of loss in the event of default would adversely affect the Company's financial condition and results of operations, perhaps materially.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth at an acceptable cost may negatively affect the Company's asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund which has increased the Company's costs and could adversely affect its business.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution's unsecured debt, secured liabilities and brokered deposits. The potential increase in FDIC insurance premiums could have a significant impact on the Company.

On May 22, 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution's assets at June 30, 2009, and collected on September 30, 2009. This special assessment is in addition to the regular quarterly risk-based assessment.

The FDIC has recently proposed requiring insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and to increase the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment would be collected on December 30, 2009, and would be accounted for as a prepaid expense amortized over the prepayment period. Although the FDIC could exempt institutions from the prepayment requirement when prepayment would impact the institution's safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company would not expect to apply for an exemption. If the proposed rule becomes final, the prepayment of premiums could have an adverse impact on the Company's liquidity.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments in order to restore the insurance fund's reserve ratio

The Company's loan portfolio mix could result in increased credit risk in an economic downturn.

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

Nonperforming assets (which include foreclosed real estate) adversely affect the Company's net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to an increase in nonperforming loans. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing loan administration costs. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less cost to sell, which may result in a loss. An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. While the Company has reduced its problem assets through, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond the Company's control, could adversely affect the Company's business, results of operations and financial condition. In addition to the carrying costs to maintain other real estate owned, the resolution of nonperforming assets requires significant commitments of time from management and the Company's directors, which can be detrimental to performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming assets in the future.

The Company's ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or to the extent the financial service industry's reputation is damaged.

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

Decline in the fair value of the Company's investment portfolio could adversely affect earnings

The fair value of the Company's investment securities could decline as a result of factors including changes in market interest rates, credit quality and ratings, lack of market liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether impairment is temporary or other-than-temporary. The Company adopted FASB ASC Topic 320, Investments - Debt and Equity Securities relating to the recognition and presentation of other-than-temporary impairments, effective for the interim period ended June 30, 2009, and accordingly if an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount. For further information regarding the standard see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

Fluctuating interest rates can adversely affect profitability.

The Company's profitability is dependent to a large extent upon net interest income, which is the difference (or "spread") between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's interest rate spread, and, in turn, profitability. The Company seeks to manage its interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Company's structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment.

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

Growth through future acquisitions could, in some circumstances, adversely affect profitability measures.

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

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders. The Company currently does not have any definitive understandings or agreements for any acquisitions other than the recent acquisition of First Company and its subsidiary First National Bank & Trust, a community bank based in Powell, Wyoming. For additional information on the acquisition see Part I,
Item 2 "Financial Statements - Note 16, Subsequent Events."

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

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company's financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently these powers have been utilized more frequently due to the serious national, regional and local economic conditions the Company is facing. The exercise of regulatory authority may have a negative impact on the Company's financial condition and results of operations.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the United States Treasury Department ("Treasury") with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted. In addition, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury's Troubled Asset Relief Program. The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies. Other recent proposals include the Secretary of the Treasury's June 17, 2009 proposal to fundamentally change the regulation of financial institutions, markets and products, and the Federal Reserve's proposed guidance issued on October 22, 2009 regarding incentive compensation practices at institutions it regulates, including the Company.

In summary, numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis. The Company cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and its subsidiaries. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company's business, financial condition, results of operations, and the trading price of common stock.

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

                                          GLACIER BANCORP, INC.

November 6, 2009                          /s/ Michael J. Blodnick
                                          --------------------------------------
                                          Michael J. Blodnick
                                          President/CEO


November 6, 2009                          /s/ Ron J. Copher
                                          --------------------------------------
                                          Ron J. Copher
                                          Senior Vice President/CFO