Form 10-K
period 2009-12-31
GLACIER BANCORP INC
filed 2010-03-01
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 2009 or

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

Common Stock, $0.01 par value per share     Nasdaq Global Select Market
          (Title of Each Class)           (Name of Each Exchange on Which
                                                   Registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Exchange Act Rule 12b-2).

         [X] Large accelerated filer            [ ] Accelerated filer
         [ ] Non-accelerated filer              [ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2009 (the last business day of the most recent second quarter), was $876,495,372 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).

As of February 15, 2010, there were issued and outstanding 61,619,803 shares of the Registrant's common stock. No preferred shares are issued or outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2010 Annual Meeting Proxy Statement dated March 29, 2010 are incorporated by reference into Part III of this Form 10-K.

                              GLACIER BANCORP, INC.
                             FORM 10-K ANNUAL REPORT
                      For the year ended December 31, 2009

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I
Item 1     Business                                                                        3
Item 1a    Risk Factors                                                                   30
Item 1b    Unresolved Staff Comments                                                      34
Item 2     Properties                                                                     35
Item 3     Legal Proceedings                                                              35
Item 4     Submission of Matter to a Vote of Security Holders                             35
PART II
Item 5     Market for the Registrant's Common Equity, Related Stockholder
              Matters, and Issuer Purchases of Equity Securities                          36
Item 6     Selected Financial Data                                                        37
Item 7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         39
Item 7a    Quantitative and Qualitative Disclosure about Market Risk                      56
Item 8     Financial Statements and Supplementary Data                                    56
Item 9     Changes in and Disagreements with Accountants in Accounting
              and Financial Disclosures                                                  103
Item 9a    Controls and Procedures                                                       103
Item 9b    Other Information                                                             103
PART III
Item 10    Directors, Executive Officers and Corporate Governance                        104
Item 11    Executive Compensation                                                        104
Item 12    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                                 104
Item 13    Certain Relationships and Related Transactions, and Director Independence     104
Item 14    Principal Accounting Fees and Services                                        104
PART IV
Item 15    Exhibits and Financial Statement Schedules                                    105

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management's plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as "expects," "anticipates," "intends," "plans," "believes," "should," "projects," "seeks," "estimates" or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:

     - the risks associated with lending and potential adverse changes of the credit quality of loans in the Company's portfolio, including as a result of declines in the housing and real estate markets in its geographic areas;

     -    increased loan delinquency rates;

     - the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

     - changes in market interest rates, which could adversely affect the Company's net interest income and profitability;

     - legislative or regulatory changes that adversely affect the Company's business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

     -    costs or difficulties related to the integration of acquisitions;

     - the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

     -    reduced demand for banking products and services;

     - the risks presented by public stock market volatility, which could adversely affect the market price of our common stock and our ability to raise additional capital in the future;

     -    competition from other financial services companies in our markets;

     -    loss of services from the senior management team; and

     -    the Company's success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. headquartered in Kalispell, Montana (the "Company"), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 106 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

SUBSIDIARIES

The Company includes the parent holding company and the following eighteen subsidiaries which consist of eleven bank subsidiaries and seven trust subsidiaries.

                                Bank Subsidiaries

                              Montana                                                        Idaho
             Glacier Bank ("Glacier") founded in 1955                Mountain West Bank ("Mountain West") founded in 1993
First Security Bank of Missoula ("First Security") founded in 1973   Citizens Community Bank ("Citizens") founded in 1996
         Western Security Bank ("Western") founded in 2001
         Big Sky Western Bank ("Big Sky") founded in 1990                                   Wyoming
         Valley Bank of Helena ("Valley") founded in 1978                    1st Bank ("1st Bank") founded in 1989
      First Bank of Montana ("First Bank-MT") founded in 1924           First National Bank & Trust ("First National")
                                                                                        founded in 1912
                             Colorado
        Bank of the San Juans ("San Juans") founded in 1998

                               Trust Subsidiaries
                  Glacier Capital Trust II ("Glacier Trust II")
                 Glacier Capital Trust III ("Glacier Trust III")
                  Glacier Capital Trust IV ("Glacier Trust IV")
              Citizens (ID) Statutory Trust I ("Citizens Trust I")
       Bank of the San Juans Bancorporation Trust I ("San Juans Trust I")
            First Company Statutory Trust 2001 ("First Co Trust 01")
            First Company Statutory Trust 2003 ("First Co Trust 03")

The Company formed or acquired First Co Trust 01, First Co Trust 03, San Juans Trust I, Glacier Trust IV, Glacier Trust III, Citizens Trust I, and Glacier Trust II as financing subsidiaries on October 2, 2009, October 2, 2009, December 1, 2008, August 15, 2006, January 31, 2006, April 1, 2005, and March 24, 2004,
respectively. The trusts were formed for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") Topic 810, Consolidation, the subsidiaries are not consolidated into the Company's financial statements. The preferred securities entitle the shareholder to receive cumulative cash distributions from payments on Subordinated Debentures of the Company. For additional information regarding the Subordinated Debentures, see Note 10 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

On February 1, 2009, First National Bank of Morgan ("Morgan") merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results. The merger has been accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services and Morgan Stanley Smith Barney, both non-affiliated companies. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.

RECENT AND PENDING ACQUISITIONS

The Company's strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On October 2, 2009, First Company and its subsidiary, First National Bank & Trust, was acquired by the Company. On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, Bank of the San Juans in Durango, Colorado, was acquired by the Company. On April 30, 2007, North Side State Bank in Rock Springs, Wyoming was acquired and became a part of 1st Bank. On October 1, 2006, Citizens Development Company ("CDC") and its five bank subsidiaries located across Montana were acquired by the Company. On September 1, 2006, First National Bank of Morgan and its one branch office in Mountain Green, Utah was acquired. On October 31, 2005, First State Bank of Thompson Falls, Montana was acquired and its two branches were merged into First Security. On May 20, 2005, Zions National Bank branch office in Bonners Ferry, Idaho was acquired and became a branch of Mountain West. On April 1, 2005, Citizens Bank Holding Co. and its subsidiary Citizens Community Bank in Pocatello, Idaho was acquired. On February 28, 2005, First National Bank-West Co. and its subsidiary, 1st Bank, in Evanston, Wyoming were acquired.

FDIC, FHLB AND FRB

The Federal Deposit Insurance Corporation ("FDIC") insures each bank subsidiary's deposit accounts. All bank subsidiaries, except San Juans are members of the Federal Home Loan Bank ("FHLB") of Seattle; however, San Juans is a member of the FHLB of Topeka, which are two of twelve banks that comprise the FHLB System. All bank subsidiaries, with the exception of Mountain West, Citizens and San Juans, are members of the Federal Reserve Bank ("FRB").

BANK LOCATIONS AT DECEMBER 31, 2009

The following is a list of the parent company and bank subsidiaries' main office locations as of December 31, 2009. See "Item 2. Properties."

Glacier Bancorp, Inc.     49   Commons Loop, Kalispell, MT 59901            (406) 756-4200
Glacier                  202   Main Street, Kalispell, MT 59901             (406) 756-4200
Mountain West            125   Ironwood Drive, Coeur d'Alene, Idaho 83814   (208) 765-0284
First Security          1704   Dearborn, Missoula, MT 59801                 (406) 728-3115
1st Bank                1001   Main Street, Evanston, WY 82930              (307) 789-3864
Western                 2812   1st Avenue North, Billings, MT 59101         (406) 371-8258
Big Sky                 4150   Valley Commons, Bozeman, MT 59718            (406) 587-2922
Valley                  3030   North Montana Avenue, Helena, MT 59601       (406) 495-2400
First National           245   East First Street, Powell, WY 82435          (307) 754-2201
Citizens                 280   South Arthur, Pocatello, ID 83204            (208) 232-5373
First Bank-MT            224   West Main, Lewistown, MT 59457               (406) 538-7471
San Juans                144   East Eighth Street, Durango, CO 81301        (970) 247-1818

                      FINANCIAL INFORMATION ABOUT SEGMENTS

The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2009:




                                              |----------------------------|
                                              |   Glacier Bancorp, Inc.    |
                                              |  (Parent Holding Company)  |
                                              |----------------------------|
                                                              |
|----------------------------|-|----------------------------|---|----------------------------|-|----------------------------|
|         Glacier Bank       | |      Mountain West Bank    | | |     First Security Bank    | |           1st Bank         |
|     (MT Community Bank)    | |     (ID Community Bank)    | | |         of Missoula        | |     (WY Community Bank)    |
|                            | |                            | | |     (MT Community Bank)    | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|    Western Security Bank   | |            Big Sky         | | |         Valley Bank        | |     First National Bank    |
|     (MT Community Bank)    | |          Western Bank      | | |          of Helena         | |          & Trust           |
|                            | |      (MT Community Bank)   | | |     (MT Community Bank)    | |     (WY Community Bank)    |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|  Citizens Community Bank   | |   First Bank of Montana    | | |        Bank of the         | |                            |
|    (ID Community Bank)     | |    (MT Community Bank)     | | |          San Juans         | |  Glacier Capital Trust II  |
|                            | |                            | | |     (CO Community Bank)    | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|                            | |                            | | |   Citizens (ID) Statutory  | |                            |
|  Glacier Capital Trust II  | |  Glacier Capital Trust IV  | | |          Trust I           | |       San Juan Trust I     |
|                            | |                            | | |                            | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
                     |----------------------------| -------------------- |----------------------------|
                     |       First Company        |                      |       First Company        |
                     |    Statutory Trust 2001    |                      |   Statutory Trust 2003     |
                     |                            |                      |                            |
                     |----------------------------|                      |----------------------------|











For information regarding the parent company, separate from the subsidiaries, see "Item 7 - Management's Discussion & Analysis" and Note 16 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The business of the Company's bank subsidiaries (collectively referred to hereafter as the "Banks") consists primarily of attracting deposit accounts from the general public and originating commercial, residential, and consumer loans. The Banks' principal sources of revenue are interest on loans, loan origination fees, fees on deposit accounts and interest and dividends on investment securities. The principal sources of expenses are interest on deposits, FHLB advances, repurchase agreements, subordinated debentures, and other borrowings, as well as general and administrative expenses.

BUSINESS SEGMENT RESULTS

The Company defines operating segments and evaluates segment performance internally based on individual bank charters. Centrally provided services to the banks are allocated based on estimated usage of those services. If required, variable interest entities ("VIEs") are consolidated into the operating segment which invested into such entities. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.

On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier with operations conducted under the Glacier charter. The five bank subsidiaries acquired as a result of the acquisition of CDC included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively. On June 21, 2007, Western Bank of Chinook merged into First National Bank of Lewistown and renamed First Bank of Montana. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries' historical results.

                                                Glacier                       Mountain West                 First Security
                                   --------------------------------  -------------------------------  -------------------------
      (Dollars in thousands)          2009        2008       2007       2009       2008       2007      2009     2008     2007
      ----------------------       ----------  ---------  ---------  ---------  ---------  ---------  -------  -------  -------
Condensed Income Statements
Net interest income                $   57,139     52,900     40,270     53,302     45,614     41,115   35,788   34,212   32,674
Noninterest income                     15,387     13,926     13,473     27,882     20,353     19,861    8,103    6,987    6,844
                                   ----------  ---------  ---------  ---------  ---------  ---------  -------  -------  -------
   Total revenues                      72,526     66,826     53,743     81,184     65,967     60,976   43,891   41,199   39,518
Provision for loan losses             (32,000)    (8,825)    (1,580)   (50,500)   (11,150)    (2,225) (10,450)  (1,750)  (1,100)
Core deposit intangible expense          (330)      (392)      (415)      (184)      (196)      (208)    (468)    (511)    (554)
Other noninterest expense             (27,325)   (27,074)   (25,231)   (51,525)   (41,922)   (36,745) (18,897) (17,128) (17,295)
                                   ----------  ---------  ---------  ---------  ---------  ---------  -------  -------  -------
   Pretax earnings                     12,871     30,535     26,517    (21,025)    12,699     21,798   14,076   21,810   20,569
Income tax (expense) benefit           (2,803)   (10,910)    (9,294)     9,764     (3,628)    (7,701)  (3,372)  (7,282)  (7,027)
                                   ----------  ---------  ---------  ---------  ---------  ---------  -------  -------  -------
   Net income (loss)                   10,068     19,625     17,223    (11,261)     9,071     14,097   10,704   14,528   13,542
                                   ==========  =========  =========  =========  =========  =========  =======  =======  =======
Average Balance Sheet Data
Total assets                       $1,249,755  1,165,234  1,032,420  1,219,435  1,105,761    966,955  916,115  862,203  812,554
Total loans                           967,239    938,824    797,705    976,132    897,841    774,784  580,401  561,258  549,869
Total deposits                        605,928    546,569    610,869    709,834    662,505    693,768  567,649  536,400  553,923
Stockholders' equity                  137,188    124,163    111,191    135,932    120,606    109,378  122,153  113,653  107,503

End of Year Balance Sheet Data
Total assets                       $1,325,039  1,250,774  1,101,112  1,172,331  1,226,869  1,038,294  890,672  954,218  792,882
Loans, net of ALLL                    903,276    963,107    863,253    919,901    955,486    836,426  548,471  561,691  548,379
Total deposits                        726,403    609,473    579,190    793,006    680,404    666,330  588,858  545,199  533,260
Stockholders' equity                  139,799    129,890    115,247    146,720    124,881    114,538  120,044  116,856  109,320

Performance Ratios
Return on average assets                 0.81%      1.68%      1.67%    -0.92%       0.82%      1.46%    1.17%    1.68%    1.67%
Return on average equity                 7.34%     15.81%     15.49%    -8.28%       7.52%     12.89%    8.76%   12.78%   12.60%
Efficiency ratio                        38.13%     41.10%     47.72%     63.69%     63.85%     60.60%   44.12%   42.81%   45.17%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio         12.33%     11.31%     10.75%     13.39%     10.62%     10.45%   14.91%   14.29%   13.67%
Total risk-based capital ratio          13.61%     12.57%     11.92%     14.67%     11.88%     11.67%   16.18%   15.55%   14.92%
Leverage capital ratio                  10.09%      9.79%      9.62%     10.98%      8.68%      9.01%   11.32%   11.31%   11.11%
Full time equivalent employees            274        283        274        376        393        354      178      178      181
Locations                                  17         17         16         29         29         30       13       13       13

                                            1st Bank                    Western                    Big Sky
                                   --------------------------  -------------------------  -------------------------
      (Dollars in thousands)         2009     2008      2007     2009     2008     2007     2009     2008     2007
      ----------------------       --------  -------  -------  -------  -------  -------  -------  -------  -------
Condensed Income Statements
Net interest income                $ 24,057   22,695   20,135   21,233   20,713   19,043   15,700   15,595   12,610
Noninterest income                    4,628    4,728    4,212    8,631    3,306    8,896    3,564    3,608    3,583
                                   --------  -------  -------  -------  -------  -------  -------  -------  -------
   Total revenues                    28,685   27,423   24,347   29,864   24,019   27,939   19,264   19,203   16,193
Provision for loan losses           (10,800)  (2,012)    (630)  (3,200)    (540)      --   (9,200)  (2,200)    (645)
Core deposit intangible expense        (652)    (712)    (688)    (571)    (623)    (675)     (23)     (23)     (23)
Other noninterest expense           (14,943) (14,143) (13,015) (16,342) (16,151) (16,050)  (8,441)  (7,390)  (7,220)
                                   --------  -------  -------  -------  -------  -------  -------  -------  -------
   Pretax earnings                    2,290   10,556   10,014    9,751    6,705   11,214    1,600    9,590    8,305
Income tax (expense) benefit           (309)  (3,631)  (3,482)  (2,813)  (1,818)  (4,129)    (121)  (3,587)  (3,144)
                                   --------  -------  -------  -------  -------  -------  -------  -------  -------
   Net income (loss)                  1,981    6,925    6,532    6,938    4,887    7,085    1,479    6,003    5,161
                                   ========  =======  =======  =======  =======  =======  =======  =======  =======
Average Balance Sheet Data
Total assets                       $606,649  563,588  510,449  604,020  566,364  545,074  340,827  325,976  286,537
Total loans                         312,372  315,007  255,401  344,456  347,075  322,845  287,338  283,512  239,919
Total deposits                      414,059  416,173  406,300  410,490  342,793  373,682  178,465  180,860  215,784
Stockholders' equity                 97,859   87,948   79,942   87,837   83,915   85,581   45,683   38,220   33,833

End of Year Balance Sheet Data
Total assets                       $650,072  566,869  551,327  624,077  609,868  508,915  368,571  332,325  315,885
Loans, net of ALLL                  286,019  320,370  298,800  314,613  354,199  321,533  260,433  287,394  262,934
Total deposits                      421,271  418,231  439,281  504,619  357,729  345,273  184,278  179,834  215,771
Stockholders' equity                101,789   95,200   87,523   85,259   83,843   83,226   51,614   40,384   35,406

Performance Ratios
Return on average assets               0.33%    1.23%    1.28%    1.15%    0.86%    1.30%    0.43%    1.84%    1.80%
Return on average equity               2.02%    7.87%    8.17%    7.90%    5.82%    8.28%    3.24%   15.71%   15.25%
Efficiency ratio                      54.37%   54.17%   56.28%   56.63%   69.84%   59.86%   43.94%   38.60%   44.73%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio       14.99%   12.58%   11.27%   14.67%   13.26%   14.22%   16.06%   11.89%   11.04%
Total risk-based capital ratio        16.26%   13.83%   12.50%   15.93%   14.52%   15.48%   17.34%   13.15%   12.29%
Leverage capital ratio                 9.74%    8.08%    7.41%   10.19%   10.71%   11.18%   13.67%   11.62%   11.17%
Full time equivalent employees          141      148      153      161      161      161       83       83       82
Locations                                12       12       11        8        8        8        5        5        5

                                             Valley               First National             Citizens
                                   --------------------------  -------------------  -------------------------
      (Dollars in thousands)         2009      2008     2007   2009(1)  2008  2007    2009     2008     2007
      ----------------------       --------  -------  -------  -------  ----  ----  -------  -------  -------
Condensed Income Statements
Net interest income                $ 14,051   12,719   10,641    3,964    --    --   10,437    7,676    7,532
Noninterest income                    5,717    4,673    4,807    4,187    --    --    4,235    2,855    2,550
                                   --------  -------  -------  -------   ---   ---  -------  -------  -------
   Total revenues                    19,768   17,392   15,448    8,151    --    --   14,672   10,531   10,082
                                                                                             -------  -------
Provision for loan losses            (1,200)    (810)    (405)  (1,683)   --    --   (2,800)    (750)     (75)
Core deposit intangible expense         (42)     (42)     (42)    (144)   --    --     (111)    (128)    (146)
Other noninterest expense            (9,229)  (8,770)  (8,335)  (2,011)   --    --   (7,992)  (6,407)  (6,102)
                                   --------  -------  -------  -------   ---   ---  -------  -------  -------
   Pretax earnings                    9,297    7,770    6,666    4,313    --    --    3,769    3,246    3,759
Income tax (expense) benefit         (2,740)  (2,251)  (1,955)    (230)   --    --   (1,332)  (1,092)  (1,403)
                                   --------  -------  -------  -------   ---   ---  -------  -------  -------
   Net income (loss)                  6,557    5,519    4,711    4,083    --    --    2,437    2,154    2,356
                                   ========  =======  =======  =======   ===   ===  =======  =======  =======
Average Balance Sheet Data
Total assets                       $312,273  302,754  277,569   72,641    --    --  234,382  201,258  178,994
Total loans                         195,007  199,080  190,718   39,416    --    --  168,675  143,946  134,353
Total deposits                      196,506  186,004  189,547   60,832    --    --  146,780  136,997  137,861
Stockholders' equity                 34,246   29,487   25,951    7,870    --    --   30,814   28,137   26,888

End of Year Balance Sheet Data
Total assets                       $351,228  298,392  283,155  295,953    --    --  241,807  217,697  182,769
Loans, net of ALLL                  182,916  195,504  194,912  151,379    --    --  161,182  159,412  131,988
Total deposits                      211,935  185,505  187,657  247,256    --    --  159,763  135,970  139,228
Stockholders' equity                 30,585   31,483   27,323   31,364    --    --   31,969   29,110   27,808

Performance Ratios
Return on average assets               2.10%    1.82%    1.70%    5.62%   --    --     1.04%    1.07%    1.32%
Return on average equity              19.15%   18.72%   18.15%   51.88%   --    --     7.91%    7.66%    8.76%
Efficiency ratio                      46.90%   50.67%   54.23%   26.44%   --    --    55.23%   62.05%   61.97%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio       13.11%   13.65%   11.68%   15.98%   --    --    11.32%   10.84%   11.92%
Total risk-based capital ratio        14.37%   14.91%   12.93%   16.89%   --    --    12.59%   12.10%   13.17%
Leverage capital ratio                 8.57%    9.11%    9.03%   10.38%   --    --     9.62%    9.46%   10.10%
Full time equivalent employees           85       83       80       75    --    --       70       63       61
Locations                                 6        6        6        3    --    --        6        5        5

                                         First Bank - MT              San Juans                  Parent
                                   --------------------------  ----------------------  -------------------------
      (Dollars in thousands)         2009      2008     2007     2009   2008(2)  2007    2009     2008     2007
      ----------------------       --------  -------  -------  -------  -------  ----  -------  -------  -------
Condensed Income Statements
Net interest income                $  7,900    6,676    6,308    8,021      575    --   (6,265)  (6,762)  (6,859)
Noninterest income                      929      768      736    1,329       85    --   52,466   83,891   84,025
                                   --------  -------  -------  -------  -------   ---  -------  -------  -------
   Total revenues                     8,829    7,444    7,044    9,350      660    --   46,201   77,129   77,166
Provision for loan losses              (985)    (390)     (20)  (1,800)     (53)   --       --       --       --
Core deposit intangible expense        (358)    (405)    (451)    (233)     (19)   --       --       --       --
Other noninterest expense            (3,189)  (3,083)  (3,426)  (5,435)    (397)   --  (13,769) (13,424) (13,006)
                                   --------  -------  -------  -------  -------   ---  -------  -------  -------
   Pretax earnings                    4,297    3,566    3,147    1,882      191    --   32,432   63,705   64,160
Income tax (expense) benefit         (1,426)  (1,279)  (1,395)    (551)     (75)   --    1,942    1,952    4,443
                                   --------  -------  -------  -------  -------   ---  -------  -------  -------
   Net income (loss)                  2,871    2,287    1,752    1,331      116    --   34,374   65,657   68,603
                                   ========  =======  =======  =======  =======   ===  =======  =======  =======
Average Balance Sheet Data
Total assets                       $179,885  152,354  142,401  175,107   12,983    --  824,527  689,132  619,391
Total loans                         119,840  109,706   98,402  149,665   12,172    --       --       --       --
Total deposits                      121,770  109,067  107,491  140,528   11,292    --       --       --       --
Stockholders' equity                 30,955   28,172   26,557   23,396    1,171    --  691,922  564,785  496,393

End of Year Balance Sheet Data
Total assets                       $217,379  154,645  149,483  184,528  165,784    --  832,916  814,883  660,892
Loans, net of ALLL                  114,113  114,177   98,897  145,015  142,114    --       --       --       --
Total deposits                      143,552  113,531  113,692  148,474  143,056    --       --       --       --

Stockholders' equity                 32,627   29,329   26,941   25,410   21,207    --  685,890  676,940  528,576
Performance Ratios
Return on average assets               1.60%    1.50%    1.23%    0.76%    0.89%   --
Return on average equity               9.27%    8.12%    6.60%    5.69%    9.91%   --
Efficiency ratio                       40.17%   46.86%  55.04%   60.62%   63.03%   --

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio       12.73%   11.70%   10.79%   11.11%    9.26%   --
Total risk-based capital ratio        13.99%   12.95%   12.04%   12.37%   10.51%   --
Leverage capital ratio                 9.19%   10.17%    9.26%   10.33%    9.66%   --
Full time equivalent employees           40       37       35       41       31    --      119      111       99
Locations                                 3        3        3        3        3    --        1       --       --

                                              Eliminations                     Consolidation
                                   ---------------------------------  -------------------------------
      (Dollars in thousands)           2009        2008       2007       2009       2008       2007
      ----------------------       -----------  ----------  --------  ---------  ---------  ---------
Condensed Income Statements
Net interest income                $        --          --        --    245,327    212,613    183,469
Noninterest income                     (50,584)    (84,146)  (84,169)    86,474     61,034     64,818
                                   -----------  ----------  --------  ---------  ---------  ---------
   Total revenues                      (50,584)    (84,146)  (84,169)   331,801    273,647    248,287
Provision for loan losses                   --          --        --   (124,618)   (28,480)    (6,680)
Core deposit intangible expense             --          --        --     (3,116)    (3,051)    (3,202)
Other noninterest expense               13,396      13,031    11,710   (165,702)  (142,858)  (134,715)
                                   -----------  ----------  --------  ---------  ---------  ---------
   Pretax earnings                     (37,188)    (71,115)  (72,459)    38,365     99,258    103,690
Income tax (expense) benefit                --          --        --     (3,991)   (33,601)   (35,087)
                                   -----------  ----------  --------  ---------  ---------  ---------
   Net income (loss)                   (37,188)    (71,115)  (72,459)    34,374     65,657     68,603
                                   ===========  ==========  ========  =========  =========  =========
Average Balance Sheet Data
Total assets                       $(1,043,687)   (918,204) (766,262) 5,691,929  5,029,403  4,606,082
Total loans                                 --          --    (3,669) 4,140,541  3,808,421  3,360,327
Total deposits                         (59,234)    (28,155)  (23,470) 3,493,607  3,100,505  3,265,755
Stockholders' equity                  (753,933)   (655,472) (606,824)   691,922    564,785    496,393

End of Year Balance Sheet Data
Total assets                       $  (962,778) (1,038,354) (767,384) 6,191,795  5,553,970  4,817,330
Loans, net of ALLL                          --          --        --  3,987,318  4,053,454  3,557,122
Total deposits                         (29,263)   (106,457)  (35,204) 4,100,152  3,262,475  3,184,478
Stockholders' equity                  (797,180)   (702,183) (627,332)   685,890    676,940    528,576

Performance Ratios
Return on average assets                                                   0.60%      1.31%      1.49%
Return on average equity                                                   4.97%     11.63%     13.82%
Efficiency ratio                                                          50.88%     53.32%     55.55%

Regulatory Capital Ratios & Other
Tier I risk-based capital ratio                                           14.02%     14.30%     12.17%
Total risk-based capital ratio                                            15.29%     15.55%     13.42%
Leverage capital ratio                                                    11.20%     12.38%     10.48%
Full time equivalent employees                                            1,643       1,571     1,480
Locations                                                                   106         101        97

(1) The average balance sheet data is based on daily averages for the entire year, with First National being acquired October 2, 2009.

(2) The average balance sheet data is based on daily averages for the entire year, with San Juans being acquired December 1, 2008.

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

MARKET AREA

The Company has 106 locations, of which 9 are loan or administration offices, in 35 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 53 locations in Montana. In Idaho there are 30 locations. In Wyoming, there are 13 locations. In Utah, there are 4 locations. In Washington, there are 3 locations. In Colorado, there are 3 locations.

The market area's economic base primarily focuses on tourism, construction, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, large lakes, and rural scenic areas. Construction development is a result of the high population growth that has occurred in the market areas, in particular Idaho and western Montana.

COMPETITION

Based on the FDIC summary of deposits survey as of June 30, 2009, the Company has approximately 20 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 6 percent of the deposits in the 9 counties that it services. In Wyoming, the Company has 22 percent of the deposits in the 6 counties it services. In Colorado, the Company has 10 percent of the deposits in the 2 counties it serves. In Utah, the Company has 3 percent of the deposits in the 3 counties it services.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

AVERAGE BALANCE SHEET

The following three-year schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income and interest rate spread; and (iv) net interest margin and net interest margin tax-equivalent; and (v) return on average assets and return on average equity.

                                       Year ended 12/31/2009           Year ended 12/31/2008           Year ended 12/31/2007
                                  ------------------------------  ------------------------------  ------------------------------
                                               Interest  Average               Interest  Average               Interest   Average
                                    Average      and      Yield/    Average      and      Yield/    Average       and      Yield/
(Dollars in thousands)              Balance   Dividends    Rate     Balance   Dividends   Rate      Balance    Dividends    Rate
----------------------            ----------  ---------  -------  ----------  ---------  -------  ----------  ----------  -------
ASSETS:
   Residential real estate loans  $  829,348   $ 54,498   6.57%   $  746,135   $ 51,166   6.86%   $  798,841  $   59,664   7.47%
   Commercial loans                2,608,961    151,580   5.81%    2,390,990    165,119   6.91%    1,957,252     157,644   8.05%
   Consumer and other loans          702,232     44,844   6.39%      671,296     47,725   7.11%      604,234      48,105   7.96%
                                  ----------   --------           ----------   --------           ----------  ----------
      Total loans                  4,140,541    250,922   6.06%    3,808,421    264,010   6.93%    3,360,327     265,413   7.90%
   Tax-exempt investment
      securities (1)                 445,063     22,196   4.99%      282,884     13,901   4.91%      272,042      13,427   4.94%
   Taxable investment securities     707,062     29,376   4.15%      555,955     25,074   4.51%      574,913      25,920   4.51%
                                  ----------   --------           ----------   --------           ----------  ----------
      Total earning assets         5,292,666    302,494   5.72%    4,647,260    302,985   6.52%    4,207,282     304,760   7.24%
   Goodwill and intangibles          158,896                         152,822                         149,934
   Non-earning assets                240,367                         229,321                         248,866
                                  ----------                      ----------                      ----------
      Total assets                $5,691,929                      $5,029,403                      $4,606,082
                                  ==========                      ==========                      ==========
LIABILITIES:
   NOW accounts                   $  572,260   $  2,275   0.40%   $  467,374   $  3,014   0.64%   $  461,341  $    4,708   1.02%
   Savings accounts                  303,794        947   0.31%      272,673      1,865   0.68%      268,175       2,679   1.00%
   Money market demand accounts      768,939      8,436   1.10%      760,599     17,234   2.27%      754,995      27,248   3.61%
   Certificate accounts              960,403     24,719   2.57%      853,076     32,634   3.83%    1,000,797      46,824   4.68%
   Wholesale deposits (2)            133,083      2,052   1.54%        7,704        265   3.44%           --          --   0.00%
   Advances from FHLB                473,038      7,952   1.68%      566,933     15,355   2.71%      382,243      18,897   4.94%
   Securities sold under
      agreements to repurchase
      and other borrowed funds       995,006     10,786   1.08%      752,958     20,005   2.66%      412,237      20,935   5.08%
                                  ----------   --------           ----------   --------           ----------  ----------
      Total interest bearing
         liabilities               4,206,523     57,167   1.36%    3,681,317     90,372   2.46%    3,279,788     121,291   3.70%
                                               --------                        --------                       ----------
   Non-interest bearing deposits     755,128                         739,079                         781,447
   Other liabilities                  38,356                          44,222                          48,454
                                  ----------                      ----------                      ----------
      Total liabilities            5,000,007                       4,464,618                       4,109,689
                                  ----------                      ----------                      ----------
STOCKHOLDERS' EQUITY:
   Common stock                          615                             548                             532
   Paid-in capital                   495,340                         393,158                         361,003
   Retained earnings                 193,973                         171,385                         132,352
   Accumulated other
      comprehensive income
      (loss)                           1,994                            (306)                          2,506
                                  ----------                      ----------                      ----------
      Total stockholders' equity     691,922                         564,785                         496,393
      Total liabilities and
         stockholders' equity     $5,691,929                      $5,029,403                      $4,606,082
                                  ==========                      ==========                      ==========
   NET INTEREST INCOME                         $245,327                        $212,613                       $  183,469
                                               --------                        --------                       ----------
   NET INTEREST SPREAD                                    4.36%                           4.06%                            3.54%
   NET INTEREST MARGIN                                    4.64%                           4.58%                            4.36%
   NET INTEREST MARGIN
      (TAX-EQUIVALENT)                                    4.82%                           4.70%                            4.50%

(1) Without tax effect on non-taxable securities income of $9,827,000, $6,155,000 and $5,944,000 for the years ended December 31, 2009, 2008, and
     2007, respectively.

(2) Wholesale deposits include brokered deposits classified as NOW, money market demand, and certificate accounts.

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

                                   Years ended December 31,        Years ended December 31,
                                        2009 vs. 2008                   2008 vs. 2007
                                 Increase (Decrease) Due to:     Increase (Decrease) Due to:
                                -----------------------------   -----------------------------
(Dollars in thousands)           Volume     Rate        Net      Volume     Rate       Net
----------------------          -------   --------   --------   -------   --------   --------
INTEREST INCOME:
Residential real estate loans   $ 5,706   $ (2,374)  $  3,332   $(3,936)  $ (4,562)  $ (8,498)
Commercial loans                 15,053    (28,592)   (13,539)   34,934    (27,459)     7,475
Consumer and other loans          2,199     (5,080)    (2,881)    5,339     (5,719)      (380)
Investment securities            14,556     (1,959)    12,597      (377)         5       (372)
                                -------   --------   --------   -------   --------   --------
      Total interest income      37,514    (38,005)      (491)   35,960    (37,735)    (1,775)
                                -------   --------   --------   -------   --------   --------
INTEREST EXPENSE:
NOW accounts                        676     (1,415)      (739)       62     (1,756)    (1,694)
Savings accounts                    213     (1,130)      (917)       45       (860)      (815)
Money market demand accounts        188     (8,987)    (8,799)      202    (10,215)   (10,013)
Certificate accounts              4,106    (12,021)    (7,915)   (6,911)    (7,278)   (14,189)
Wholesale deposits                4,310     (2,523)     1,787       360        (96)       264
FHLB advances                    (2,544)    (4,859)    (7,403)    9,131    (12,673)    (3,542)
Repurchase agreements
   and other borrowed funds       6,432    (15,651)    (9,219)   17,303    (18,233)      (930)
                                -------   --------   --------   -------   --------   --------
      Total Interest Expense     13,381    (46,586)   (33,205)   20,192    (51,111)   (30,919)
                                -------   --------   --------   -------   --------   --------
   NET INTEREST INCOME          $24,133   $  8,581   $ 32,714   $15,768   $ 13,376   $ 29,144
                                =======   ========   ========   =======   ========   ========

Net interest income increased $33 million in 2009 over 2008. The increase was primarily due to increases in loan and investment volumes and decrease in deposit and borrowing rates which combined outpaced the decrease in loan rates. For additional information see "Item 7 - Management's Discussion and Analysis".

                              INVESTMENT ACTIVITIES

It has generally been the Company's policy to maintain a liquid portfolio above policy limits. The Company's investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders' equity. The Company uses the federal statutory rate of 35 percent in calculating its tax-equivalent yield. Approximately $467 million of the investment portfolio is comprised of tax-exempt investments which is an increase of $49 million from the prior year.

For information about the Company's equity investment in the stock of the FHLB, see "Sources of Funds - Advances and Other Borrowings".

For additional investment activity information, see "Item 7 - Management's Discussion & Analysis" and Note 3 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

                                LENDING ACTIVITY

GENERAL

The Banks focus their lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) installment lending for consumer purposes (e.g., auto, home equity, etc.), and 3) commercial lending that concentrates on targeted businesses. "Item 7 - Management's Discussion & Analysis" and Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" provide more information about the loan portfolio.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

                                     AT                   At                   At                   At                   At
                                 12/31/2009           12/31/2008           12/31/2007           12/31/2006           12/31/2005
                            -------------------  -------------------  -------------------  -------------------  -------------------
(Dollars in thousands)        AMOUNT    PERCENT    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
----------------------      ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
REAL ESTATE LOANS:
   Residential              $  746,050   18.71%  $  786,869   19.41%  $  689,238   19.38%  $  758,921   23.97%  $  589,260   24.58%
   Held for sale                66,330    1.66%      54,976    1.36%      40,123    1.13%      35,135    1.11%      22,540    0.94%
                            ----------   -----   ----------   -----   ----------  ------   ----------  ------   ----------  ------
      Total                    812,380   20.37%     841,845   20.77%     729,361   20.51%     794,056   25.08%     611,800   25.52%
                            ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
COMMERCIAL LOANS:
   Real estate               1,900,438   47.66%   1,935,341   47.74%   1,617,076   45.46%   1,165,617   36.83%     935,460   39.02%
   Other commercial            724,966   18.18%     645,033   15.91%     636,351   17.89%     691,667   21.85%     425,236   17.74%
                            ----------   -----   ----------   -----   ----------  ------   ----------  ------   ----------  ------
      Total                  2,625,404   65.84%   2,580,374   63.65%   2,253,427   63.35%   1,857,284   58.68%   1,360,696   56.76%
                            ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
CONSUMER AND OTHER LOANS:
   Consumer                    201,001    5.04%     208,166    5.14%     206,724    5.81%     218,640    6.91%     175,503    7.32%
   Home equity                 501,920   12.59%     507,831   12.53%     432,217   12.15%     356,477   11.26%     295,992   12.35%
                            ----------   -----   ----------   -----   ----------  ------   ----------  ------   ----------  ------
      Total                    702,921   17.63%     715,997   17.67%     638,941   17.96%     575,117   18.17%     471,495   19.67%
                            ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======
   Net deferred loan fees,
      premiums and
      discounts                (10,460)  -0.26%      (8,023)  -0.20%     (10,194)  -0.29%     (11,674)  -0.37%      (8,149)  -0.34%
                            ----------   -----   ----------   -----   ----------  ------   ----------  ------   ----------  ------
LOANS RECEIVABLE, GROSS      4,130,245  103.58%   4,130,193  101.89%   3,611,535  101.53%   3,214,783  101.56%   2,435,842  101.61%
   Allowance for loan and
      lease losses            (142,927)  -3.58%     (76,739)  -1.89%     (54,413)  -1.53%     (49,259)  -1.56%     (38,655)  -1.61%
                            ----------   -----   ----------   -----   ----------  ------   ----------  ------   ----------  ------
LOANS RECEIVABLE, NET       $3,987,318  100.00%  $4,053,454  100.00%  $3,557,122  100.00%  $3,165,524  100.00%  $2,397,187  100.00%
                            ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

LOAN PORTFOLIO MATURITIES OR REPRICING TERM

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2009 was as follows:

                                       Residential                 Consumer
(Dollars in thousands)                 Real Estate   Commercial   and Other     Totals
----------------------                 -----------   ----------   ---------   ---------
Variable rate maturing or repricing in:
   One year or less                      $207,181      939,514     290,003    1,436,698
   One to five years                      177,185      779,525      49,569    1,006,279
   Thereafter                              10,932      115,084       2,054      128,070
Fixed rate maturing or repricing in:
   One year or less                       261,162      281,282     146,013      688,457
   One to five years                      130,329      328,365     193,475      652,169
   Thereafter                              25,591      181,634      21,807      229,032
                                         --------    ---------     -------    ---------
      Totals                             $812,380    2,625,404     702,921    4,140,705
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

CONSUMER LAND OR LOT LOANS

The Company originates land and lot acquisition loans to borrowers who intend to construct their primary residence on the respective land or lot. These loans are generally for a term of three to five years and are secured by the developed land or lot with the loan to value limited to the lesser of 75% of cost or appraised value.

UNIMPROVED LAND AND LAND DEVELOPMENT LOANS

Where real estate market conditions warrant, the Company makes land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally it is required that a certain percentage of the development be pre-sold or that construction and term take out commitments are in place prior to funding the loan.

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

CONSUMER LENDING

The majority of consumer loans are secured by real estate, automobiles, or other assets. The Banks intend to continue making such loans because of their short-term nature, generally between three months and five years. Moreover, interest rates on consumer loans are generally higher than on residential mortgage loans. The Banks also originate second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80 percent of the current appraised value of the property.

LOAN PORTFOLIO BY BANK SUBSIDIARY AND REGULATORY CLASSIFICATION

The following tables summarize selected information on the Company's loan portfolio:

LOANS RECEIVABLE, GROSS BY BANK

                              December 31,
                         ----------------------
(Dollars in thousands)      2009         2008     $ Change   % Change
----------------------   ----------   ---------   --------   --------
Glacier                  $  942,254     982,098   (39,844)      -4%
Mountain West               957,451     971,468   (14,017)      -1%
First Security              566,713     573,228    (6,515)      -1%
1st Bank                    296,913     326,381   (29,468)      -9%
Western                     323,375     361,261   (37,886)     -10%
Big Sky                     270,970     293,626   (22,656)      -8%
Valley                      187,283     199,085   (11,802)      -6%
First National              153,058          --   153,058      n/m
Citizens                    166,049     162,133     3,916        2%
First Bank-MT               117,017     116,122       895        1%
San Juans                   149,162     144,791     4,371        3%
                         ----------   ---------   -------
   Total                 $4,130,245   4,130,193        52        0%
                         ==========   =========   =======

LAND, LOT AND OTHER CONSTRUCTION LOANS BY BANK

                            December 31,
                         ------------------
(Dollars in thousands)     2009       2008    $ Change   % Change
----------------------   --------   -------   --------   --------
Glacier                  $165,734   204,479    (38,745)    -19%
Mountain West             217,078   249,916    (32,838)    -13%
First Security             71,404    95,960    (24,556)    -26%
1st Bank                   36,888    41,667     (4,779)    -11%
Western                    32,045    45,457    (13,412)    -30%
Big Sky                    71,365    81,869    (10,504)    -13%
Valley                     14,704    17,918     (3,214)    -18%
First National             10,247        --     10,247     n/m
Citizens                   13,263    14,827     (1,564)    -11%
First Bank-MT               1,010     4,507     (3,497)    -78%
San Juans                  39,621    36,793      2,828       8%
                         --------   -------   --------
   Total                 $673,359   793,393   (120,034)    -15%
                         ========   =======   ========

LAND, LOT AND OTHER CONSTRUCTION LOANS AT 12/31/09 BY BANK, BY TYPE

                                                               Developed
                                       Consumer                 Lots for   Commercial
                             Land       Land or   Unimproved   Operative    Developed       Other
(Dollars in thousands)   Development      Lot        Land       Builders       Lot      Construction
----------------------   -----------   --------   ----------   ---------   ----------   ------------
Glacier                    $ 80,881      33,025      29,850       8,625      13,353            --
Mountain West                55,908      74,914      29,684      31,655      10,664        14,253
First Security               30,569       7,208      26,372       4,525         518         2,212
1st Bank                     14,447      12,223       4,448         225       2,513         3,032
Western                      16,309       7,823       5,159         587       1,914           253
Big Sky                      22,909      18,882       9,925       1,992       8,420         9,237
Valley                        2,597       5,867       4,513         159         349         1,219
First National                1,961       2,934         733         250       2,245         2,124
Citizens                      2,868       2,633       2,652         506         655         3,949
First Bank-MT                    --          65         820          --          --           125
San Juans                       417      26,838          45          --       3,878         8,443
                           --------     -------     -------      ------      ------        ------
   Total                   $228,866     192,412     114,201      48,524      44,509        44,847
                           ========     =======     =======      ======      ======        ======

RESIDENTIAL CONSTRUCTION LOANS BY BANK, BY TYPE

                                                                    Custom and
                            December 31,                               Owner      Pre-Sold
                         ------------------                          Occupied     and Spec
(Dollars in thousands)     2009       2008    $ Change   % Change   12/31/2009   12/31/2009
----------------------   --------   -------   --------   --------   ----------   ----------
Glacier                  $ 57,183    84,161   (26,978)     -32%       $ 9,762       47,421
Mountain West              57,437   100,289   (42,852)     -43%        23,606       33,831
First Security             19,664    19,910      (246)      -1%         9,985        9,679
1st Bank                   17,633    30,742   (13,109)     -43%        11,010        6,623
Western                     2,245     6,993    (4,748)     -68%         1,830          415
Big Sky                    20,679    28,356    (7,677)     -27%         3,169       17,510
Valley                      5,170     8,265    (3,095)     -37%         4,222          948
First National              2,612        --     2,612      n/m          1,505        1,107
Citizens                   13,211    17,909    (4,698)     -26%         6,619        6,592
First Bank-MT                 234     1,384    (1,150)     -83%           174           60
San Juans                  13,811    11,425     2,386       21%         6,753        7,058
                         --------   -------   -------                 -------      -------
   Total                 $209,879   309,434   (99,555)     -32%       $78,635      131,244
                         ========   =======   =======                 =======      =======

SINGLE FAMILY RESIDENTIAL LOANS BY BANK, BY TYPE

                             December 31,                               1st        Junior
                         ------------------                            Lien         Lien
(Dollars in thousands)     2009       2008    $ Change   % Change   12/31/2009   12/31/2009
----------------------   --------   -------   --------   --------   ----------   ----------
Glacier                  $204,789   198,654     6,135        3%      $183,647       21,142
Mountain West             278,158   274,119     4,039        1%       236,962       41,196
First Security             82,141    79,107     3,034        4%        68,266       13,875
1st Bank                   65,555    62,954     2,601        4%        60,566        4,989
Western                    50,502    56,789    (6,287)     -11%        48,099        2,403
Big Sky                    33,308    29,493     3,815       13%        29,482        3,826
Valley                     66,644    70,935    (4,291)      -6%        54,255       12,389
First National             19,239        --    19,239      n/m         16,150        3,089
Citizens                   20,937    18,903     2,034       11%        18,695        2,242
First Bank-MT              10,003    10,341      (338)      -3%         8,536        1,467
San Juans                  22,811    23,605      (794)      -3%        21,305        1,506
                         --------   -------    ------                --------      -------
   Total                 $854,087   824,900    29,187        4%      $745,963      108,124
                         ========   =======    ======                ========      =======

COMMERCIAL REAL ESTATE LOANS BY BANK, BY TYPE

                              December 31,                                 Owner      Non-Owner
                         ----------------------                          Occupied     Occupied
(Dollars in thousands)      2009         2008     $ Change   % Change   12/31/2009   12/31/2009
----------------------   ----------   ---------   --------   --------   ----------   ----------
Glacier                  $  232,552     223,449     9,103        4%      $117,243      115,309
Mountain West               230,383     180,215    50,168       28%       164,625       65,758
First Security              224,425     192,352    32,073       17%       150,733       73,692
1st Bank                     64,008      67,249    (3,241)      -5%        54,852        9,156
Western                     107,173      98,290     8,883        9%        54,113       53,060
Big Sky                      82,303      80,053     2,250        3%        50,699       31,604
Valley                       48,144      46,850     1,294        3%        31,353       16,791
First National               26,703          --    26,703       n/m        18,329        8,374
Citizens                     55,660      53,813     1,847        3%        42,786       12,874
First Bank-MT                18,827      17,397     1,430        8%        12,597        6,230
San Juans                    47,838      50,925    (3,087)      -6%        27,306       20,532
                         ----------   ---------   -------                --------      -------
   Total                 $1,138,016   1,010,593   127,423       13%      $724,636      413,380
                         ==========   =========   =======                ========      =======

CONSUMER AND OTHER LOANS BY BANK, BY TYPE

                             December 31,                              Home Equity       Other
                         -------------------                         Line of Credit    Consumer
(Dollars in thousands)     2009       2008     $ Change   % Change     12/31/2009     12/31/2009
----------------------   --------   --------   --------   --------   --------------   ----------
Glacier                  $162,723    170,713    (7,990)      -5%        $145,377         17,346
Mountain West              71,702     72,584      (882)      -1%          61,896          9,806
First Security             78,345     85,646    (7,301)      -9%          51,110         27,235
1st Bank                   46,455     50,723    (4,268)      -8%          17,575         28,880
Western                    48,946     55,714    (6,768)     -12%          33,679         15,267
Big Sky                    28,903     33,147    (4,244)     -13%          25,569          3,334
Valley                     24,625     25,802    (1,177)      -5%          15,938          8,687
First National             27,320         --    27,320      n/m           16,803         10,517
Citizens                   29,253     28,633       620        2%          22,872          6,381
First Bank-MT               7,650      7,251       399        6%           3,777          3,873
San Juans                  14,189     12,204     1,985       16%          12,439          1,750
                         --------   --------    ------                  --------        -------
   Total                 $540,111    542,417    (2,306)       0%        $407,035        133,076
                         ========   ========    ======                  ========        =======

n/m - not measurable

CREDIT RISK MANAGEMENT

The Company's credit risk management includes stringent credit policies, concentration limits, individual loan approval limits and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations and an independent stress testing of the land acquisition/development and commercial real estate portfolios. On a quarterly basis, both the Banks and parent company management review loans experiencing deterioration of credit quality, including a review of the acquisition and development loans, and spec/pre-sold home loans. A review of loans by concentration limits is performed on a quarterly basis. Federal and state regulatory safety and soundness examinations are conducted annually at Glacier, Mountain West, First Security, 1st Bank and Western and every eighteen months for all other bank subsidiaries.

LOAN APPROVAL LIMITS

Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank subsidiary has an Officer Loan Committee consisting of senior lenders and members of senior management. The Officer Loan Committee for each bank has approval authority up to its respective bank's Board of Directors loan approval authority. The Banks' Board of Directors approval authority is $1,000,000 at First National and $2,000,000 at all other banks. Loans over these limits up to $10,000,000 are subject to approval by the Executive Loan Committee consisting of the Banks' senior loan officers and the Company's Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Company's Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a set percentage of the unimpaired capital and surplus of each bank subsidiary.

LOAN PURCHASES AND SALES

Fixed-rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term, fixed-rate loans during periods of rising rates. The sale of loans also allows the Company to make loans during periods when funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Company typically sells a majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. As of December 31, 2009, loans serviced for others aggregated approximately $176 million. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company has not purchased loans outside the Company or originate loans outside the existing geographic market area.

LOAN ORIGINATION AND OTHER FEES

In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and .5 percent to 1.5 percent on commercial loans. Consumer loans require a flat fee as well as a minimum interest amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.

NON-PERFORMING LOANS AND REAL ESTATE OWNED

Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. The Company typically places loans on non-accrual when principal or interest is due and has remained unpaid for ninety days or more unless the loan is in process of collection and well-secured by collateral the fair value of which is sufficient to pay off the debt in full. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The following tables set forth information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

                                                AT           At           At           At           At
(Dollars in thousands)                      12/31/2009   12/31/2008   12/31/2007   12/31/2006   12/31/2005
----------------------                      ----------   ----------   ----------   ----------   ----------
NON-ACCRUAL LOANS:
   Residential real estate                   $ 20,093      $ 3,575      $   934      $1,806       $   726
   Commercial                                 168,328       58,454        7,192       3,721         4,045
   Consumer and other                           9,860        2,272          434         538           481
                                             --------      -------      -------      ------       -------
      Total                                   198,281       64,301        8,560       6,065         5,252
                                             ========      =======      =======      ======       =======
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
   Residential real estate                      1,965        4,103          840         554         1,659
   Commercial                                   1,311        2,897        1,216         638         2,199
   Consumer and other                           2,261        1,613          629         153           647
                                             --------      -------      -------      ------       -------
      Total                                     5,537        8,613        2,685       1,345         4,505
                                             ========      =======      =======      ======       =======
REAL ESTATE AND OTHER ASSETS OWNED             57,320       11,539        2,043       1,484           332
      Total non-performing loans and real
         estate and other assets owned        261,138       84,453       13,288       8,894        10,089
                                             ========      =======      =======      ======       =======
As a percentage of total bank assets             4.13%        1.46%        0.27%       0.19%         0.26%
                                             --------      -------      -------      ------       -------
Interest income (1)                          $ 11,730      $ 4,434      $   683      $  462       $   359
                                             --------      -------      -------      ------       -------

(1) Amount of interest that would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current for the entire period.

                                  Non-Performing Assets,
                                       Net of Gov't.
                                 Guarantees by Loan Type
                                 -----------------------      Non-        Accruing        Other
                                       December 31,         Accruing      Loans 90     Real Estate
                                 -----------------------      Loans     Days or More      Owned
(Dollars in thousands)                2009      2008       12/31/2009    12/31/2009     12/31/2009
----------------------              --------   ------      ----------   ------------   -----------
Custom and owner occupied
   construction                     $  3,281      451          2,499           --            782
Pre-sold and spec construction        29,580   21,903         20,849          420          8,311
Land development                      88,488   23,597         70,277       18,211
Consumer land or lots                 10,120    1,511          6,161           54          3,905
Unimproved land                       32,453    8,920         20,303          135         12,015
Developed lots for operative
   builders                           11,565    5,567          6,350          114          5,101
Commercial lots                          909      280            909           --             --
Other construction                        --    2,668             --           --             --
Commercial real estate                32,300    3,391         29,859          144          2,297
Commercial and industrial             12,271    6,983         11,669          565             37
1-4 family                            30,868    6,666         22,596        2,750          5,522
Home equity lines of credit            6,234    1,807          4,711        1,183            340
Consumer                               1,042      602            476          172            394
Other                                  2,027      107          1,622           --            405
                                    --------   ------        -------       ------         ------
   Total                            $261,138   84,453        198,281        5,537         57,320
                                    ========   ======        =======       ======         ======

                                 Accruing 30 - 89 Days Delinquent
                                 Loans and Non-Performing Assets,
                                 Net of Gov't. Guarantees by Bank
                                 --------------------------------    Accruing     Non-Accrual and       Other
                                           December 31,             30-89 Days   Accruing Loans 90   Real Estate
                                 --------------------------------   Delinquent      Days or More        Owned
(Dollars in thousands)                    2009       2008           12/31/2009       12/31/2009       12/31/2009
----------------------                  --------   -------          ----------   -----------------   -----------
Glacier                                 $ 97,666    41,691            18,677           72,157            6,832
Mountain West                            109,187    41,415            32,506           62,855           13,826
First Security                            59,351    18,793            14,934           31,665           12,752
1st Bank                                  21,117    14,355             4,210            7,673            9,234
Western                                    9,315     3,364             1,796            3,295            4,224
Big Sky                                   31,711    10,978             5,280           17,908            8,523
Valley                                     2,542     2,855             1,783              679               80
First National                             9,290        --             5,744            3,407              139
Citizens                                   5,340     5,080             1,910            1,873            1,557
First Bank - MT                              800       563               608               39              153
San Juans                                  2,310       146                43            2,267               --
                                        --------   -------            ------          -------           ------
   Total                                $348,629   139,240            87,491          203,818           57,320
                                        ========   =======            ======          =======           ======

Non-performing assets as a percentage of the Bank's total assets at December 31, 2009 were at 4.13 percent, up from 1.46 percent as of December 31, 2008. The allowance for loan and lease losses ("ALLL" or "allowance") was 55 percent of non-performing assets at December 31, 2009, down from 91 percent for the prior year end. The Company increased the provision for loan loss from $28.5 million in 2008 to $124.6 million in 2009 resulting in a significant increase in the ALLL. Such increase was outpaced by the increase in non-performing assets, resulting in a decrease in the ALLL as a percentage of non-performing assets. Most of the Company's non-performing assets are secured by real estate and, based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt and is designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the years ended December 31, 2009 and 2008 was not significant. Impaired loans, net of government guaranteed amounts, were $218.7 million and $79.9 million as of December 31, 2009 and 2008, respectively. The ALLL includes valuation allowances of $19.8 million and $8.0 million specific to impaired loans as of December 31, 2009 and 2008, respectively. The Company's troubled debt restructuring loans are included in the impaired loans amount. As of December 31, 2009, the Company had troubled debt restructuring loans of $64.6 million, of which there were $1.2 million of additional outstanding commitments.

The combined total of lot acquisition loans to borrowers who intend to construct a primary residence on the lot, and other construction and land acquisition and development loans is $883 million and represents 21.4 percent of the total loans as of December 31, 2009. At December 31, 2008, the comparable total was $1.103 billion, or 26.7 percent of total loans. Outstanding balances are centered in Western Montana, and Northern Idaho as well as Boise, Ketchum and Sun Valley Idaho.

Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less selling costs. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, a loss is recognized in other expenses and the asset carrying value is reduced. Any gain or loss on disposition of real estate owned is recorded in other income or other expense. The following table sets forth the changes in real estate and other assets owned for the years ended December 31, 2009 and 2008:

                                 Years ended December 31,
                                 ------------------------
(Dollars in thousands)                 2009      2008
----------------------               --------   ------
Balance at beginning of period       $ 11,539    2,043
   Additions                           71,967   16,661
   Capital improvments                  2,403      188
   Sales and write-downs              (28,589)  (7,353)
                                     --------   ------
Balance at end of period             $ 57,320   11,539
                                     ========   ======

ALLOWANCE FOR LOAN AND LEASE LOSSES

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Although the Company and the Banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

The ALLL evaluation is well documented and approved by each bank subsidiary's Board of Directors and reviewed by the parent company's Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each bank subsidiary's Board of Directors, the parent company's Board of Directors, independent credit reviewer and state and federal bank regulatory agencies.

At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios. Each of the Bank's ALLL is considered adequate to absorb losses from any segment of its loan and lease portfolio.

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

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the Banks' internal credit risk rating process, is necessary to support management's evaluation of the ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management's evaluation of the loan portfolio credit quality. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The Company considers the ALLL balance of $142.9 million adequate to cover inherent losses in the loan and lease portfolios as of December 31, 2009. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in Part I - Item 1A - Risk Factors.

LOAN LOSS EXPERIENCE

The following tables set forth information regarding the Banks' loan loss experience for the periods indicated:

                                                     Years ended December 31,
                                           --------------------------------------------
(Dollars in thousands)                       2009      2008     2007     2006     2005
----------------------                     --------   ------   ------   ------   ------
BALANCE AT BEGINNING OF PERIOD             $ 76,739   54,413   49,259   38,655   26,492
   CHARGE-OFFS:
      Residential real estate               (18,854)  (3,233)    (306)     (14)    (115)
      Commercial loans                      (35,077)  (4,957)  (2,367)  (1,187)    (744)
      Consumer and other loans               (6,965)  (1,649)    (714)    (448)    (539)
                                           --------   ------   ------   ------   ------
         Total charge offs                  (60,896)  (9,839)  (3,387)  (1,649)  (1,398)
                                           --------   ------   ------   ------   ------
   RECOVERIES:
      Residential real estate                   423       23      208      341       82
      Commercial loans                        1,636      716      656      331      414
      Consumer and other loans                  407      321      358      298      415
                                           --------   ------   ------   ------   ------
         Total recoveries                     2,466    1,060    1,222      970      911
                                           --------   ------   ------   ------   ------
   CHARGE-OFFS, NET OF RECOVERIES           (58,430)  (8,779)  (2,165)    (679)    (487)
   Acquisitions (1)                              --    2,625      639    6,091    6,627
   PROVISION FOR LOAN LOSSES                124,618   28,480    6,680    5,192    6,023
                                           --------   ------   ------   ------   ------
BALANCE AT END OF PERIOD                   $142,927   76,739   54,413   49,259   38,655
                                           ========   ======   ======   ======   ======
Ratio of net charge-offs to average
   loans outstanding during the period         1.41%    0.23%    0.06%    0.02%    0.02%
Allowance for loan and lease losses as a
   percentage of total loan and leases         3.46%    1.86%    1.51%    1.53%    1.59%

(1) Acquisition of San Juans in 2008, North Side in 2007, CDC and Morgan in 2006, First State Bank, Citizens and 1st Bank in 2005

                         Allowance for Loan
                          and Lease Losses                    Provision
                         ------------------    Provision      for Year          ALLL
                            December 31,       for Year    Ended 12/31/09   as a Percent
                         ------------------      Ended        Over Net        of Loans
(Dollars in thousands)      2009      2008    12/31/2009     Charge-Offs     12/31/2009
----------------------    --------   ------   ----------   --------------   ------------
Glacier                   $ 38,978   18,990      32,000           2.7           4.14%
Mountain West               37,551   15,982      50,500           1.7           3.92%
First Security              18,242   11,537      10,450           2.8           3.22%
1st Bank                    10,895    6,012      10,800           1.8           3.67%
Western                      8,762    7,062       3,200           2.1           2.71%
Big Sky                     10,536    6,232       9,200           1.9           3.89%
Valley                       4,367    3,581       1,200           2.9           2.33%
First National               1,679       --       1,683         420.8           1.10%
Citizens                     4,865    2,721       2,800           4.3           2.93%
First Bank - MT              2,904    1,945         985          37.9           2.48%
San Juans                    4,148    2,677       1,800           5.5           2.78%
                          --------   ------     -------
   Total                  $142,927   76,739     124,618           2.1           3.46%
                          ========   ======     =======

                                Net Charge-Offs,
                         Year-to-Date Period Ending
                         --------------------------
                           Year Ended December 31,
                         --------------------------   Charge-Offs   Recoveries
(Dollars in thousands)           2009     2008         12/31/2009   12/31/2009
----------------------         -------   -----        -----------   ----------
Glacier                        $12,012   1,121           12,117          105
Mountain West                   28,931   5,557           29,766          835
First Security                   3,745     425            3,931          186
1st Bank                         5,917     347            6,215          298
Western                          1,500     282            1,896          396
Big Sky                          4,896     600            5,433          537
Valley                             414     127              457           43
First National                       4      --                4           --
Citizens                           656     302              683           27
First Bank-MT                       26      17               57           31
San Juans                          329       1              337            8
                               -------   -----           ------        -----
   Total                       $58,430   8,779           60,896        2,466
                               =======   =====           ======        =====

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                       2009                         2008                         2007
                           --------------------------   --------------------------   --------------------------
                             ALLOWANCE      PERCENT       Allowance      Percent       Allowance      Percent
                           FOR LOAN AND   OF LOANS IN   for Loan and   of Loans in   for Loan and   of Loans in
(Dollars in thousands)     LEASE LOSSES     CATEGORY    Lease Losses     Category    Lease Losses     Category
----------------------     ------------   -----------   ------------   -----------   ------------   -----------
Residential real estate      $ 13,496         19.6%         7,233          20.3%         4,755          20.2%
Commercial real estate         66,791         45.9%        35,305          46.8%        23,010          44.6%
Other commercial               39,558         17.5%        21,590          15.6%        17,453          17.6%
Consumer and other loans       23,082         17.0%        12,611          17.3%         9,195          17.6%
                             --------        -----         ------         -----         ------         -----
   Totals                    $142,927        100.0%        76,739         100.0%        54,413         100.0%
                             ========        =====         ======        ======         ======         =====

                                       2006                         2005
                           --------------------------   --------------------------
                             Allowance      Percent       Allowance      Percent
                           for Loan and   of Loans in   for Loan and   of Loans in
(Dollars in thousands)     Lease Losses    Category     Lease Losses    Category
----------------------     ------------   -----------   ------------   -----------
Residential real estate        5,421          24.6%         4,318          25.0%
Commercial real estate        16,741          36.1%        14,370          38.3%
Other commercial              18,361          21.5%        12,566          17.4%
Consumer and other loans       8,736          17.8%         7,401          19.3%
                              ------         -----         -----          -----
   Totals                     49,259         100.0%        38,655         100.0%
                              ======         =====         ======         =====

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2008 and a downturn in global, national and local economies. The ALLL has increased $66.2 million, or 86 percent, from a year ago. The ALLL of $142.9 million is 3.46 percent of December 31, 2009 total loans outstanding, up from 1.86 percent at prior year end. The provision for loan losses expense was $124.6 million, an increase of $96.1 million from 2008. Net loans and lease charge-offs were $58.4 million, or 1.41 percent of average loans and leases in 2009, compared to net charge-offs of $8.8 million, or 0.23 percent of average loans and leases in 2008. Each of the Banks' charge-off policy is consistent with bank regulatory standards. Consumer loans are generally charged off when the loan becomes over 120 days delinquent. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision expense.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

                                SOURCES OF FUNDS

GENERAL

Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. Currently, the Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include regular statement savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging form three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts. In addition, the Banks obtain wholesale deposits through various programs including the Certificate of Deposit Account Registry System ("CDARS").

The Banks also obtain funds from loan repayments, advances from the FHLB, borrowings through the FRB, borrowings from the U.S. Treasury Tax and Loan funds, repurchase agreements, and loan sales. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

DEPOSITS

Deposits are obtained primarily from individual and business residents of the Banks' market area. The Banks issue negotiated-rate certificate of deposits accounts and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding for deposits $100,000 and greater, according to the time remaining to maturity, of which $224 million consists of CDARS deposits.

                                   Certificate     Demand
(Dollars in thousands)             of Deposits    Deposits     Totals
----------------------             -----------   ---------   ---------
Within three months.............     $231,811    1,586,604   1,818,415
Three months to six months......      144,914           --     144,914
Seven months to twelve months...      260,038           --     260,038
Over twelve months..............       92,383           --      92,383
                                     --------    ---------   ---------
   Totals                            $729,146    1,586,604   2,315,750
                                     ========    =========   =========

For additional deposit information, see "Item 7 - Management's Discussion & Analysis" and Note 7 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

ADVANCES AND OTHER BORROWINGS

As members of the FHLB, the Banks may borrow from such entity on the security of FHLB stock, which the Banks are required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the United States and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's total assets or on the FHLB's assessment of the institution's credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of deposits and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages. All bank subsidiaries, except San Juans, are members of the FHLB of Seattle; however, San Juans is a member of the FHLB of Topeka.

The Banks also borrow funds from the FRB and from the U.S. Treasury Tax and Loan program. Both programs require pledging of certain loans or investment securities of the Banks and are generally short term obligations.

From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Banks have made use of repurchase agreements. This process involves the "selling" of one or more of the securities in the Banks' portfolio and by entering into an agreement to "repurchase" that same security at an agreed upon later date. A rate of interest is paid for the subject period of time. In addition, although the Banks have offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by each of the bank's Board of Directors, the Banks enter into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements, U.S. Treasury Tax and Loan borrowings, and FRB borrowings:

                                                   Years ended December 31,
                                                ------------------------------
(Dollars in thousands)                             2009        2008      2007
----------------------                          ----------   -------   -------
FHLB advances:
   Amount outstanding at end of period ......   $  790,367   338,456   538,949
   Average balance ..........................   $  473,038   566,933   382,243
   Maximum outstanding at any month-end .....   $  790,367   822,107   538,949
   Weighted average interest rate ...........         1.68%     2.71%     4.94%

Repurchase agreements:
   Amount outstanding at end of period ......   $  212,506   188,363   178,041
   Average balance ..........................   $  204,503   188,952   171,290
   Maximum outstanding at any month-end .....   $  234,914   196,461   193,421
   Weighted average interest rate ...........         0.98%     2.02%     4.35%

U.S. Treasury Tax and Loan:
   Amount outstanding at end of period ......   $    5,136     6,067   221,409
   Average balance ..........................   $    3,686   165,690   120,188
   Maximum outstanding at any month-end .....   $    5,136   385,246   244,012
   Weighted average interest rate ...........         0.00%     2.28%     5.03%

Federal Reserve Bank discount window:
   Amount outstanding at end of period ......   $  225,000   914,000        --
   Average balance ..........................   $  658,262   277,611        --
   Maximum outstanding at any month-end .....   $1,005,000   928,000        --
   Weighted average interest rate ...........         0.26%     1.76%       --

For additional information concerning the Company's borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data".

SUBORDINATED DEBENTURES

In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust II, Glacier Trust III, and Glacier Trust IV as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005, San Juans Trust I in connection with the acquisition of San Juans on December 1, 2008, and First Co Trust 01 and First Co Trust 03 in connection with the acquisition of First National on October 2, 2009. The trusts issued preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The Subordinated Debentures outstanding as of December 31, 2009 are $124,988,000, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements "Item 8 - Financial Statements and Supplementary Data".

                                    EMPLOYEES

As of December 31, 2009, the Company employed 1,739 persons, 1,497 of whom were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan, savings plan and employee stock options. The Company considers its employee relations to be excellent. See
Note 13 in the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for detailed information regarding employee benefit plans and eligibility.

                           SUPERVISION AND REGULATION

INTRODUCTION

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Banks. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof, could have a material effect on the Company's business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of the Company's business.

BANK HOLDING COMPANY REGULATION

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"), due to its ownership of the bank subsidiaries listed below. Glacier, First Security, Western, Big Sky, Valley, and First Bank-MT are Montana state-chartered banks and are members of the Federal Reserve System; Mountain West and Citizens are Idaho state-chartered banks; 1st Bank is a Wyoming state-chartered bank and is a member of the Federal Reserve System; First National is a nationally chartered bank and is a member of the Federal Reserve System; and San Juans is a Colorado state-chartered bank. The deposits of the Banks are insured by the FDIC.

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

THE BANK SUBSIDIARIES

Glacier, First Security, Western, Big Sky, Valley, and First Bank-MT are subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division and the Federal Reserve as a result of their membership in the Federal Reserve System.

Mountain West and Citizens are subject to regulation by the Idaho Department of Finance and by the FDIC. In addition, Mountain West's Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively.

1st Bank is a member of the Federal Reserve System and is subject to regulation and supervision by the Federal Reserve and also the Wyoming Division of Banking as a Wyoming state chartered bank. First National is a member of the Federal Reserve System and is subject to regulation and supervision by the Federal Reserve and also the Office of Comptroller of the Currency ("OCC") as a nationally chartered bank, and to a certain extent, by the Wyoming Division of Banking.

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

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Safety and Soundness Standards.

Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Utah and Washington have each enacted "opting in" legislation similar in certain respects to that enacted by Idaho, allowing banks to engage in interstate merger transactions subject to certain aging requirements. Under Utah law, an out-of-state bank may acquire a bank branch located in Utah, but it may not establish a de novo branch in Utah if its home state does not have reciprocal laws on de novo branching. Under Washington law, an out-of-state bank may, subject to the Director's approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

DIVIDENDS

The principal source of the Company's cash is from dividends received from the Banks, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State law and, in the case of First National, national banking laws and related OCC regulations, limit a bank's ability to pay dividends that are greater than a certain amount without approval of the applicable agency. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

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

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 4%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from "well capitalized" to "critically undercapitalized." Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions. During these challenging economic time, the federal banking regulators have actively enforced these provisions.

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

CORPORATE GOVERNANCE AND ACCOUNTING LEGISLATION

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the 'SEC"); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert;" and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

ANTI-TERRORISM LEGISLATION

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the "Patriot Act"). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended "sunset" provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on the Company's and the bank subsidiaries' record keeping and reporting expenses, it is likely that the renewal and amendment will not have a material adverse effect on business or operations.

FINANCIAL SERVICES MODERNIZATION

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

RECENT LEGISLATION

Emergency Economic Stabilization Act of 2008. In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the "EESA") on October 3, 2008, which provides the United States Treasury Department (the "Treasury") with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013.

Deposit Insurance Assessments. The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 7 to 77.5 basis points of the institution's deposits. In December 2008, the FDIC adopted a rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. In February of 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points. The rule also gives the FDIC the authority to, as necessary, implement emergency special assessments to maintain the deposit insurance fund.

Prepaid Assessments. On November 12, 2009, the FDIC approved a final rule requiring all FDIC-insured depository institutions to prepay estimated quarterly assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepayment was collected on December 30, 2009, along with institutions' regular quarterly deposit insurance assessments for the third quarter of 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessments will be based on an institution's total base assessment rate in effect on September 30, 2009. That rate will be increased by three basis points for 2011 and 2012 prepayments. The prepaid assessments will be accounted for as a prepaid expense amortized over the three year period.

Troubled Asset Relief Program. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program ("TARP"). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the "CPP") of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company received approval for, but determined not to participate in the CPP in light of its successful sale of common stock in November 2008.

Temporary Liquidity Guarantee Program. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components--the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Non-interest bearing transaction accounts include demand accounts and NOW accounts contractually limited to paying 50 basis points or less. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution's existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and its bank subsidiaries chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. The impact that ARRA may have on the US economy, the Company and the Banks cannot be predicted with reasonable certainty.

PROPOSED LEGISLATION

Proposed legislation is introduced in almost every legislative session. Such legislation could dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis, legislation reshaping the regulatory landscape for financial institutions has been proposed. A current proposal includes measures aimed to prevent another financial crisis like the one in 2008 by forming a federal regulatory body to protect the interests of consumers by preventing abusive and risky lending practices, increasing supervision and regulation on financial firms deemed too big to fail, giving shareholders an advisory vote on executive pay, and regulating complex derivatives instruments. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Banks. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and, therefore, generally increases the cost of doing business.

EFFECTS OF GOVERNMENT MONETARY POLICY

The Company's earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company or the Banks cannot be predicted with certainty.

                                    TAXATION

FEDERAL TAXATION

The Company files a consolidated federal income tax return, using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.

STATE TAXATION

Under Montana, Idaho, Colorado and Utah law, financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.6 percent in Idaho, 5 percent in Utah and 4.63 percent in Colorado. Wyoming and Washington do not impose a corporate income tax.

See Note 12 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

ITEM 1A. RISK FACTORS

The Company and its eleven wholly-owned, independent community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company's business, financial condition and future results.

The Company cannot accurately predict the effect of the current economic downturn on the Company's future results of operations or the market price of its common stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. The Company cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the Company's markets. Any further deterioration in the economies of the nation as a whole or in the Company's markets would have an adverse effect, which could be material, on the Company's business, financial condition, results of operations and prospects, and could also cause the market price of the Company's stock to decline. While the Company cannot accurately predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and Company.

A further economic downturn in the market areas the Company serves may continue to adversely impact earnings and could increase credit risk associated with the loan portfolio.

The inability of borrowers to repay loans can erode earnings by requiring the Company to add to its allowance for loan and lease losses. The effects of the national economic downturn are significantly impacting the market areas the Company serves. A further deterioration in the market areas the Company serves could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company's business, financial condition, results of operations and prospects:

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

The Company maintains an ALLL in an amount that it believes is adequate to provide for losses inherent in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become nonperforming assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company's judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company's financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company's financial condition and results of operations.

The Company has a high concentration of loans secured by real estate. Further downturn in the market areas the Company serves may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio, as the collateral securing those loans may decrease in value. A continued downturn in the local economy could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The Company's ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company's financial condition and results of operations, perhaps materially.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company's asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.

The ability to pay dividends on the Company's common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters. As a result, future dividends will depend on sufficient earnings to support them.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and there may be additional future premium increases and special assessments.

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

On May 22, 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution's assets at June 30, 2009, and collected on September 30, 2009. This special assessment was in addition to the regular quarterly risk-based assessment.

The FDIC also has recently required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund's reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company's financial condition and results of operations.

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

Nonperforming assets take significant time to resolve and adversely affect the Company's results of operations and financial condition.

Nonperforming assets (which include foreclosed real estate) adversely affect the Company's net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to an increase in nonperforming loans. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing loan administration costs. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less cost to sell, which may result in a loss. An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. While the Company has reduced its problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond the Company's control, could adversely affect the Company's business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of nonperforming assets requires significant commitments of time from management and the Company's directors, which can be detrimental to performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming assets in the future.

The Company's ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or to the extent the financial service industry's reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry. The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions, such as the Company's bank subsidiaries. In addition, the Company's ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. The Company could experience material changes in the level of deposits as a direct or indirect result of other banks' difficulties or failure, which could affect the amount of capital needed.

Decline in the fair value of the Company's investment portfolio could adversely affect earnings

The fair value of the Company's investment securities could decline as a result of factors including changes in market interest rates, credit quality and ratings, lack of market liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether impairment is temporary or other-than-temporary. The Company adopted FASB ASC Topic 320, Investments - Debt and Equity Securities, relating to the recognition and presentation of other-than-temporary impairments, effective for the interim period ended June 30, 2009, and accordingly, if an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount. For further information regarding the standard see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

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

Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquiror's balance sheet as goodwill. In accordance with generally accepted accounting principles, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

Growth through future acquisitions could, in some circumstances, adversely affect profitability measures.

The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC. There are risks associated with any such acquisitions that could adversely affect profitability. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company's operations, and being unable to profitably deploy funds acquired in an acquisition. Furthermore, the Company cannot provide any assurance as to the extent to which the Company can continue to grow through acquisitions.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders. See Note 23 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" for additional information.

The Company may pursue additional capital in the future, which could dilute the holders of the Company's outstanding common stock and may adversely affect the market price of common stock.

In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company's capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of the Company's outstanding common stock, and may adversely affect the market price of our common stock and performance measures such as earnings per share.

Business would be harmed if the Company lost the services of any of the senior management team.

The Company believes its success to date has been substantially dependent on its Chief Executive Officer and other members of the executive management team, and on the Presidents of its bank subsidiaries. The loss of any of these persons could have an adverse effect on the Company's business and future growth prospects.

Competition in the Company's market areas may limit future success.

Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company. Some of the Company's competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market areas, the Company's business, results of operations and prospects could be adversely effected.

The Company operates in a highly regulated environment and may be adversely effected by changes in federal state and local laws and regulations.

As discussed more fully in the section entitled "Supervision and Regulation", the Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, the Company is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company's financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently these powers have been utilized more frequently due to the serious national, regional and local economic conditions the Company is facing. The exercise of regulatory authority may have a negative impact on the Company's financial condition and results of operations.

The Company cannot predict the actual effects of recent legislation or the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and its subsidiaries. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company's business, financial condition, results of operations, and the trading price of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2009, the Company owned 81 of its 106 offices, of which 9 are loan or administration offices. Including its headquarters and other owned properties, the aggregate book value of Company-owned properties is approximately $113 million. The remaining offices are leased and include 7 offices in Montana, 13 offices in Idaho, 2 offices in Wyoming, 1 office in Colorado, 1 office in Utah, and 1 office in Washington. The following schedule provides property information for the Company's bank subsidiaries as of December 31, 2009.

                         Properties   Properties   Net Book
(Dollars in thousands)     Leased       Owned        Value
----------------------   ----------   ----------   --------
Glacier                        2           15      $ 23,934
Mountain West                 15           14        15,930
First Security                 2           11         9,548
1st Bank                       1           11        10,363
Western                        1            7        14,560
Big Sky                        1            4        10,452
Valley                        --            6         5,198
First National                 1            2         6,633
Citizens                      --            6         6,579
First Bank-MT                  1            2           624
San Juans                      1            2         4,182
Parent                        --            1         4,968
                             ---          ---      --------
                              25           81      $112,971
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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock trades on the NASDAQ Global Select Market under the symbol:
GBCI. The primary market makers during the year are listed below:

Automated Trading Desk
D.A. Davidson & Co., Inc.
Goldman, Sachs & Co.
J.P. Morgan Securities Inc.
Liquidnet, Inc.
Morgan Stanley & Co., Inc.
RBC Capital Markets Corp.
Wedbush Morgan Securities Inc
Barclays Capital Inc./Le
Deutsche Banc Alex Brown
Instinet, LLC
Keefe, Bruyette & Woods, Inc.
Lime Brokerage, LLC
Newedge USA, LLC
SG Americas Securities LLC
Credit Suisse Securities USA
Direct Edge ECN LLC
Investment Technology Group
Knight Equity Markets, L.P.
Merrill Lynch, Pierce, Fenner
Octeg, LLC
UBS Securities, LLC.

The market range of high and low closing prices for the Company's common stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2009, there were approximately 1,979 shareholders of record of the Company's common stock. Following is a schedule of quarterly common stock closing price ranges:

                  2009              2008
            ---------------   ---------------
 Quarter     HIGH      LOW     High     Low
---------   ------   ------   ------   ------
First ...   $19.36   $12.15   $20.48   $15.54
Second ..    18.97    14.67    21.78    15.99
Third ...    16.80    12.92    27.72    14.46
Fourth ..    14.62    11.92    25.36    14.12

The Company paid cash dividends on its common stock of $0.52 per share for the years ended December 31, 2009 and 2008.

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

ISSUER STOCK PURCHASES

The Company made no stock repurchases during 2009.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers and other employees and directors. Although the 1994 Director Stock Option Plan and the 1995 Employee Stock Option Plan expired in March 2009 and April 2005, respectively, there are issued options outstanding under both plans that have not been exercised as of year end.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2009:

                                                                                   Number of Shares Remaining
                                                                                      Available for Future
                                   Number of Shares to be     Weighted-Average        Issuance Under Equity
                                  Issued Upon Exercise of    Exercise Price of         Compensation Plans
                                    Outstanding Options,    Outstanding Options,        (Excluding Shares
                                    Warrants and Rights     Warrants and Rights     Reflected in Column (a))
Plan Category                               (a)                     (b)                        (c)
-------------------------------   -----------------------   --------------------   --------------------------
Equity compensation plans
   approved by the shareholders          2,695,645                 $19.52                   2,716,109

Equity compensation plans not
   approved by shareholders                     --                 $   --                         --

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

                                                                                                          Compounded Annual
                                                                                                             Growth Rate
                                                                     At December 31,                     -------------------
                                                 ------------------------------------------------------    1-Year    5-Year
(Dollars in thousands, except per share data)       2009        2008       2007       2006       2005    2009/2008 2009/2004
------------------------------------------------ ----------  ---------  ---------  ---------  ---------  --------- ---------
SUMMARY OF FINANCIAL CONDITION:
   Total assets ................................ $6,191,795  5,553,970  4,817,330  4,471,298  3,708,975    11.5%     15.5%
   Investment securities, available-for-sale ...  1,506,394    990,092    700,324    825,637    970,055    52.1%      6.7%
   Loans receivable, net .......................  3,987,318  4,053,454  3,557,122  3,165,524  2,397,187    (1.6%)    18.6%
   Allowance for loan and lease losses .........   (142,927)   (76,739)   (54,413)   (49,259)   (38,655)   86.3%     40.1%
   Goodwill and intangibles ....................    160,196    159,765    154,264    144,466     87,114     0.3%     30.5%
   Deposits ....................................  4,100,152  3,262,475  3,184,478  3,207,533  2,534,712    25.7%     18.8%
   Advances from Federal Home Loan Bank ........    790,367    338,456    538,949    307,522    402,191   133.5%     (0.7%)
   Securities sold under agreements to
      repurchase and other borrowed funds ......    451,251  1,110,731    401,621    338,986    317,222   (59.4%)    40.9%
   Stockholders' equity ........................    685,890    676,940    528,576    456,143    333,239     1.3%     20.5%
   Equity per common share(1) ..................      11.13      11.04       9.85       8.72       6.91     0.8%     13.6%
   Equity as a percentage of total assets ......      11.08%     12.19%     10.97%     10.20%      8.98%   (9.1%)     4.3%

                                                                                                          Compounded Annual
                                                                                                             Growth Rate
                                                                Years ended December 31,                 -------------------
                                                 ------------------------------------------------------    1-Year    5-Year
(Dollars in thousands, except per share data)       2009        2008       2007       2006       2005    2009/2008 2009/2004
------------------------------------------------ ----------  ---------  ---------  ---------  ---------  --------- ---------
SUMMARY OF OPERATIONS:
   Interest income .............................  $302,494    302,985    304,760    253,326    189,985     (0.2%)    15.5%
   Interest expense ............................    57,167     90,372    121,291     95,038     59,978    (36.7%)     7.5%
                                                  --------    -------    -------    -------    -------
      Net interest income ......................   245,327    212,613    183,469    158,288    130,007     15.4%     18.0%
   Provision for loan losses ...................   124,618     28,480      6,680      5,192      6,023    337.6%     97.0%
   Non-interest income .........................    86,474     61,034     64,818     51,842     44,626     41.7%     20.1%
   Non-interest expense ........................   168,818    145,909    137,917    112,550     90,926     15.7%     18.5%
                                                  --------    -------    -------    -------    -------
      Earnings before income taxes .............    38,365     99,258    103,690     92,388     77,684    (61.3%)   (10.2%)
   Income taxes ................................     3,991     33,601     35,087     31,257     25,311    (88.1%)   (28.3%)
                                                  --------    -------    -------    -------    -------
      Net earnings .............................    34,374     65,657     68,603     61,131     52,373    (47.6%)    (5.1%)
                                                  ========    =======    =======    =======    =======
      Basic earnings per common share(1) .......      0.56       1.20       1.29       1.23       1.12    (53.3%)   (10.4%)
      Diluted earnings per common share(1) .....      0.56       1.19       1.28       1.21       1.09    (52.9%)   (10.2%)
      Dividends declared per share(1) ..........      0.52       0.52       0.50       0.45       0.40      0.0%      7.6%

                                                         At or for the years ended December 31,
                                                 ------------------------------------------------------
                                                    2009        2008       2007       2006       2005
                                                 ----------  ---------  ---------  ---------  ---------
RATIOS:
   Net earnings as a percent of
      average assets ...........................    0.60%       1.31%      1.49%      1.52%      1.52%
      average stockholders' equity .............    4.97%      11.63%     13.82%     16.00%     17.62%
   Dividend payout ratio .......................   92.86%      43.33%     38.76%     36.59%     35.93%
   Average equity to average asset ratio .......   12.16%      11.23%     10.78%      9.52%      8.61%
   Net interest margin on average earning assets
      (tax equivalent) .........................    4.82%       4.70%      4.50%      4.44%      4.25%
   Allowance for loan and lease losses as a
      percent of loans .........................    3.46%       1.86%      1.51%      1.53%      1.59%
   Allowance for loan and lease losses as a
      percent of nonperforming assets ..........      55%         91%       409%       554%       383%

                                                         At or for the years ended December 31,
                                                 ------------------------------------------------------
(Dollars in thousands)                              2009        2008       2007       2006       2005
----------------------                           ----------  ---------  ---------  ---------  ---------
OTHER DATA:
   Loans originated and acquired ............... $2,430,967  2,456,749  2,576,260  2,389,341  2,113,777
   Loans serviced for others ...................    176,231    181,351    177,173    177,518    145,279
   Number of full time equivalent employees ....      1,643      1,571      1,480      1,356      1,125
   Number of offices ...........................        106        101         97         93         75
   Number of shareholders of record ............      1,979      2,032      1,992      1,973      1,907

(1)  Revised for stock splits and dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

The following discussion is intended to provide a more comprehensive review of the Company's operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included in "Item 8 - Financial Statements and Supplementary Data."

HIGHLIGHTS AND OVERVIEW

On October 2, 2009, the Company acquired First National which accounted for an increase in total assets of $272 million, including loans of $161 million, and deposits of $237 million. Cash of $621 thousand and 99,995 shares of the Company's common stock were issued in the acquisition. The Company also contributed $15.3 million in capital to the bank. The acquisition resulted in a $3.5 million one-time bargain purchase gain which was based on the estimated fair value of the assets acquired and liabilities assumed.

On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results.

The Company experienced minimal loan growth with gross loans outstanding increasing by $52 thousand, or less than 1 percent from the prior year. Without the acquisition, loans decreased $153 million, or 4 percent. Investments, including interest bearing deposits and fed funds sold, increased $596 million, or 60 percent, from the prior year as the Company continues to deploy loan payments into investment securities, when loan growth slows.

Non-interest bearing deposits increased $63 million, or 8 percent, during the year. The Company increased interest bearing deposits by $775 million, or 31 percent. The acquisition of First National contributed $41 million and $206 million of the non-interest bearing and interest-bearing deposits, respectively, at year-end. FHLB advances increased $452 million during the year, while FRB borrowings decreased $689 million. Repurchase agreements and other borrowed funds increased $30 million from the prior year.

Stockholders' equity increased $9 million, or 1 percent, during the year and the Company and each of the bank subsidiaries have remained above the well capitalized levels required by regulators. Although the stockholders' equity increase was smaller than the prior year, the Company was able to maintain the shareholder dividend while also increasing the ALLL to 3.46 percent of loans up from 1.86 percent at the end of 2008.

Net earnings for 2009 were $34.374 million, which is a decrease of $31.283 million, or 48 percent, over the prior year. Diluted earnings per share of $0.56 is a decrease of 53 percent from the $1.19 earned in 2008. The primary reason for the reduction in earnings is the provision for loan losses of $124.6 million compared to $28.5 million during the prior year. Included in net earnings for 2009 is a $3.482 million one-time bargain purchase gain from the acquisition of First National. Included in net earnings for 2008 is a nonrecurring charge of $4.602 million ($7.6 million pre-tax) for other-than-temporary impairment with respect to investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock and a nonrecurring gain of $1.0 million ($1.7 million pre-tax) from the sale and relocation of Mountain West's office facility in Ketchum, Idaho.

Net interest income for 2009 increased $33 million, or 15 percent, over the prior year. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.82 percent, an increase of 12 basis points over the
4.70 percent for 2008. The increase in net interest margin is a result of the Banks' continued focus on low cost deposits and borrowings.

Excluding nonrecurring items, the efficiency ratio (non-interest expense / net interest income plus non-interest income) decreased from 52 percent to 51 percent during 2009, a 1 percentage point improvement.

Looking forward, the Company's future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits, loan quality, and regulatory burden. The Company's goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

FINANCIAL CONDITION

ACQUISITION

The results of operations and financial condition include the acquisition of First Company and its subsidiary First National from October 2, 2009. Cash of $621 thousand and 99,995 shares of the Company's common stock were issued in the acquisition. The Company also contributed $15.3 million in capital to the bank. The acquisition resulted in a $3.482 million one-time bargain purchase gain recorded in other income. The bargain purchase gain was based on the estimated fair value of the assets and liabilities assumed and was a result of the net fair value of assets acquired exceeding the purchase price. Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained on the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.

Effective January 1, 2009, FASB ASC Topic 805, Business Combinations, prohibits the carryover of the ALLL at acquisition date. Fair value of the loan portfolio includes assessment of credit quality, interest rates and other factors. As a result of no carryover of the ALLL, many of the traditional credit quality ratios (e.g., ALLL as a percent of loans) used to monitor trends in credit quality have been skewed at First National; however, at the Company level the asset quality ratios are impacted less by such accounting. Subsequent to acquisition, First National maintains an ALLL for losses inherent in the loan portfolio at period end.

The following table provides the estimated fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)             First National
----------------------             ---------------
Acquisition Date                   October 2, 2009
Total assets                           $272,280
Investments, including fed funds         60,802
Loans                                   160,538
Non-interest bearing deposits            39,221
Interest bearing deposits               197,308
Borrowed funds                           26,686

ASSETS

As reflected in the following table, total assets at December 31, 2009 were $6.192 billion, which is $638 million, or 11 percent, greater than the total assets of $5.554 billion at December 31, 2008.

                                                   December 31,
                                             -----------------------
(Dollars in thousands)                          2009         2008      $ Change   % Change
----------------------                       ----------   ----------   --------   --------
ASSETS
Cash on hand and in banks                    $  120,731   $  125,123   $ (4,392)     -4%
Investments, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds       1,596,238    1,000,224    596,014      60%
Loans:
   Residential real estate                      797,626      838,375    (40,749)     -5%
   Commercial                                 2,613,218    2,575,828     37,390       1%
   Consumer and other                           719,401      715,990      3,411       0%
                                             ----------   ----------   --------     ---
      Total loans                             4,130,245    4,130,193         52       0%
   Allowance for loan and lease losses         (142,927)     (76,739)   (66,188)     86%
                                             ----------   ----------   --------     ---
      Total loans, net of allowance for
         loan and lease losses                3,987,318    4,053,454    (66,136)     -2%
                                             ----------   ----------   --------     ---
Other assets                                    487,508      375,169    112,339      30%
                                             ----------   ----------   --------     ---
   Total assets                              $6,191,795   $5,553,970   $637,825      11%
                                             ==========   ==========   ========     ===

At December 31, 2009, total loans were $4.130 billion, an increase of $52 thousand over total loans at December 31, 2008. Residential real estate loans decreased $41 million, or 5 percent, during the year. Consumer and other loans, which are primarily comprised of home equity loans, increased by $3 million, or less than 1 percent, and commercial loans increased by $37 million, or 1 percent, during 2009. Excluding the loan growth of $153 million attributable to the acquisition of First National, the loan portfolio decreased organically 4 percent for 2009 and, primarily the result of decreased loan demand.

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $596 million, or 60 percent, from December 31, 2008. The increase in investments for the year includes $112 million at First National. Investment securities represented 26 percent of total assets at December 31, 2009 versus 18 percent of total assets at December 31, 2008. The Company continues to purchase investment securities when loan growth slows.

The following table summarizes the major asset components as a percentage of total assets as of December 31, 2009, 2008, and 2007:

                                                            December 31,
                                                       ---------------------
                                                        2009    2008    2007
                                                       -----   -----   -----
ASSETS
   Cash and cash equivalents, investment securities,
      FHLB and FRB stock............................    27.7%   20.3%   19.2%
   Residential real estate loans....................    12.7%   15.0%   15.0%
   Commercial loans.................................    40.5%   45.3%   45.8%
   Consumer and other loans.........................    11.2%   12.7%   13.1%
   Other assets.....................................     7.9%    6.7%    6.9%
                                                       -----   -----   -----
      Total assets..................................   100.0%  100.0%  100.0%
                                                       =====   =====   =====

The mix of assets was relatively stable from 2007 to 2008 and as loan growth slowed during 2009, the Company purchased investment securities contributing significantly to the 7.4 percent increase in cash, cash equivalents, investment securities, FHLB and FRB stock. Although, commercial and consumer and other loans resulted in dollar increases from prior year, the percent mix decreased as investments continue to grow.

LIABILITIES

The following table summarizes the liability balances as of December 31, 2009 and 2008, the amount of change, and percentage change during 2009:

                                               December 31,
                                         -----------------------
(Dollars in thousands)                      2009         2008      $ Change    % Change
----------------------                   ----------   ----------   ---------   --------
LIABILITIES
Non-interest bearing deposits            $  810,550   $  747,439   $  63,111       8%
Interest bearing deposits                 3,289,602    2,515,036     774,566      31%
Advances from Federal Home Loan Bank        790,367      338,456     451,911     134%
Federal Reserve Bank discount window        225,000      914,000    (689,000)    -75%
Securities sold under agreements to
   repurchase and other borrowed funds      226,251      196,731      29,520      15%
Other liabilities                            39,147       44,331      (5,184)    -12%
Subordinated debentures                     124,988      121,037       3,951       3%
                                         ----------   ----------   ---------     ---
      Total liabilities                  $5,505,905   $4,877,030   $ 628,875      13%
                                         ==========   ==========   =========     ===

As of December 31, 2009, non-interest bearing deposits increased $63 million, or 8 percent, since December 31, 2008. Interest bearing deposits of $3.290 billion at December 31, 2009 include wholesale deposits of $351 million, of which $151 million were issued through CDARS. Interest bearing deposits increased $775 million, or 31 percent from December 31, 2008, of which $321 million was from wholesale deposits. The increase in non-interest bearing deposits and interest bearing deposits included $41 million and $206 million, respectively, for First National as of year end.

FHLB advances increased $452 million, or 134 percent, from December 31, 2008. FRB borrowings decreased $689 million, or 75 percent, from December 31, 2008. Repurchase agreements and other borrowed funds were $226 million at December 31, 2009, an increase of $30 million, or 15 percent, from December 31, 2008.

The following table summarizes the major liability and equity components as a percentage of total liabilities and equity as of December 31, 2009, 2008, and 2007:

                                                             December 31,
                                                        ---------------------
                                                         2009    2008    2007
                                                        -----   -----   -----
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposit accounts .................................    66.2%   58.7%   66.1%
   FHLB advances ....................................    12.8%    6.1%   11.2%
   FRB discount window ..............................     3.6%   16.5%    0.0%
   Other borrowings and repurchase agreements .......     3.7%    3.5%    8.3%
   Subordinated debentures ..........................     2.0%    2.2%    2.5%
   Other liabilities ................................     0.6%    0.8%    0.9%
   Stockholders' equity .............................    11.1%   12.2%   11.0%
                                                        -----   -----   -----
      Total liabilities and stockholders' equity ....   100.0%  100.0%  100.0%
                                                        =====   =====   =====

Deposits have increased from 58.7 percent of total liabilities and stockholders' equity at December 31, 2008 to 66.2 percent at December 31, 2009, as a result of the Banks continued focus on growing and retaining deposits. The increase in deposits reduced the need for funding asset growth with alternative wholesale borrowings, which was the primary reason for the 6.0 percent decrease in the combined FHLB advances, FRB, and other borrowings and repurchase agreement categories. Stockholders' equity as a percentage of total liabilities and stockholders' equity decreased 1.1 percent during the year, primarily a result of the $9 million, or 1 percent, increase in stockholders equity which was not sufficient to outpace the $629 million, or 13 percent, increase in total liabilities.

STOCKHOLDERS' EQUITY

The following table summarizes the stockholders' equity balances as of December 31, 2009 and 2008, the amount of change, and percentage change during 2009:

                                                     December 31,
                                                --------------------
(Dollars in thousands, except per share data)      2009       2008    $ Change % Change
---------------------------------------------   ---------  ---------  -------- --------
STOCKHOLDERS' EQUITY
Common equity                                   $ 686,238  $ 678,183   $8,055      1%
Accumulated other comprehensive loss                 (348)    (1,243)     895    -72%
                                                ---------  ---------   ------
   Total stockholders' equity                     685,890    676,940    8,950      1%
Goodwill and core deposit intangible, net        (160,196)  (159,765)    (431)     0%
                                                ---------  ---------   ------
   Tangible stockholders' equity                $ 525,694  $ 517,175   $8,519      2%
                                                =========  =========   ======
Stockholders' equity to total assets                11.08%     12.19%
Tangible stockholders' equity to total tangible
   assets                                            8.72%      9.59%
Book value per common share                     $   11.13  $   11.04   $ 0.09      1%
Tangible book value per common share            $    8.53  $    8.43   $ 0.10      1%
Market price per share at end of year           $   13.72  $   19.02   $(5.30)   -28%

Total stockholders' equity and book value per share increased $9 million and $0.09 per share, respectively, from December 31, 2008, the result of earnings retention, exercised stock options, decrease in accumulated comprehensive loss, and stock issued in connection with the First National acquisition. Tangible stockholders' equity increased $9 million, or 2 percent since December 31, 2008, with tangible stockholders' equity at 8.72 percent of total tangible assets at December 31, 2009, down from 9.59 percent at December 31, 2008. Accumulated other comprehensive loss, representing net unrealized losses (net of tax) on investment securities designated as available-for-sale, decreased $1 million from December 31, 2008.

RESULTS OF OPERATIONS

The following table summarizes revenue for the years ended December 31, 2009 and 2008, including the amount and percentage change during 2009:

REVENUE SUMMARY

                                                    Years ended
                                                    December 31,
                                                -------------------
(Dollars in thousands)                            2009       2008     $ Change   % Change
----------------------                          --------   --------   --------   --------
Net interest income
   Interest income                              $302,494   $302,985   $   (491)      0%
   Interest expense                               57,167     90,372    (33,205)    -37%
                                                --------   --------   --------
      Total net interest income                  245,327    212,613     32,714     15%
Non-interest income:
   Service charges, loan fees, and other fees     45,871     47,506     (1,635)    -3%
   Gain on sale of loans                          26,923     14,849     12,074     81%
   Gain (loss) on investments                      5,995     (7,345)    13,340     -182%
   Other income                                    7,685      6,024      1,661     28%
                                                --------   --------   --------
      Total non-interest income                   86,474     61,034     25,440     42%
                                                --------   --------   --------
                                                $331,801   $273,647   $ 58,154     21%
                                                ========   ========   ========
Net interest margin (tax-equivalent)                4.82%      4.70%
                                                ========   ========

NET INTEREST INCOME

Net interest income for 2009 increased $33 million, or 15 percent, over 2008. Total interest income during 2009 decreased $491 thousand, or less than 1 percent, while total interest expense decreased $33 million, or 37 percent. The decrease in total interest expense from the prior year is primarily attributable to rate decreases in interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax-equivalent basis for the year, was 4.82 percent for the current year, an increase of 12 basis points from the 4.70 percent for 2008.

NON-INTEREST INCOME

Total non-interest income for 2009 increased $25 million, or 42 percent over 2008. Fee income for 2009 decreased $1.6 million, or 3 percent, as compared to 2008. Gain on sale of loans increased $12 million, or 81 percent, primarily the result of the increase in purchase and refinance residential loans originated and sold in the secondary market. Gain on investments during 2009 of $6.0 million is the net gain from sales of investment securities. Loss from investments during 2008 included a non-recurring $7.6 million other-than-temporary impairment charge on investments in Freddie Mac preferred stock and Fannie Mae common stock. Other income of $7.7 million includes a $3.5 million one-time bargain purchase gain from the acquisition of First National in 2009. In 2008, other income of $6.0 million included a $1.7 million gain from the sale and relocation of Mountain West's office facility in Ketchum, Idaho.

The following table summarizes non-interest expense for the years ended December 31, 2009 and 2008, including the amount and percentage change during 2009:

NON-INTEREST EXPENSE SUMMARY

                                                    Years ended
                                                    December 31,
                                                -------------------
(Dollars in thousands)                            2009       2008     $ Change   % Change
----------------------                          --------   --------   --------   --------
Compensation and employee
   benefits and related expense                 $ 84,965   $ 82,027   $ 2,938        4%
Occupancy and equipment expense                   23,471     21,674     1,797        8%
Advertising and promotions                         6,477      6,989      (512)      -7%
Outsourced data processing                         3,031      2,508       523       21%
Core deposit intangibles amortization              3,116      3,051        65        2%
Other expenses                                    47,758     29,660    18,098       61%
                                                --------   --------   -------
      Total non-interest expense                $168,818   $145,909   $22,909       16%
                                                ========   ========   =======

NON-INTEREST EXPENSE

Non-interest expense increased by $23 million, or 16 percent, during 2009. Compensation and employee benefit expense increased $2.9 million, or 4 percent, from 2008, due to the increased number of employees from the acquisition of San Juans in December 2008 and First National in October 2009. Occupancy and equipment expense increased $2 million, or 8 percent, over 2008 reflecting the cost of additional locations and facility upgrades in 2009. Advertising and promotion expense decreased $512 thousand, or 7 percent, from 2008 reflecting the Banks' continuing focus on reducing operating expenses. Outsourced data processing expenses increased $523 thousand, or 21 percent, from 2008 as a result of additional locations and general operating increases. Other expenses increased $18 million, or 61 percent, from 2008. The increase in other expenses includes $7.3 million in FDIC insurance premiums, $5.2 million loss from sales of other real estate owned, $2.7 million expense associated with repossessed assets and $1.4 million in legal and outside firm expense. Of the increase in FDIC insurance premiums, $2.5 million is attributable to the second quarter asset-based special assessment.

EFFICIENCY RATIO

The efficiency ratio (non-interest expense/net interest income plus non-interest income) of 51 percent for 2009 compared favorably to 52 percent for 2008, excluding non-recurring items.

CREDIT QUALITY SUMMARY

The following table summarizes the Company's credit quality:

                                                                December 31,
                                                             ------------------
(Dollars in thousands)                                         2009       2008
----------------------                                       --------   -------
Allowance for loan and lease losses at beginning of year     $ 76,739   $54,413
    Provision                                                 124,618    28,480
    Acquisition                                                    --     2,625
    Charge-offs                                               (60,896)   (9,839)
    Recoveries                                                  2,466     1,060
                                                             --------   -------
Allowance for loan and lease losses at end of year            142,927    76,739
Real estate and other assets owned                             57,320    11,539
Accruing loans 90 days or more overdue                          5,537     8,613
Non-accrual loans                                             198,281    64,301
                                                             --------   -------
    Total non-performing assets                               261,138    84,453
Allowance for loan and lease losses as a percentage
   of non-performing assets                                        55%       91%
Non-performing assets as a percentage of total bank assets       4.13%     1.46%
Allowance for loan and lease losses as a
   percentage of total loans                                     3.46%     1.86%
Net charge-offs as a percentage of loans                        1.415%    0.213%
Accruing loans 30-89 days or more overdue                    $ 87,491   $54,787

At December 31, 2009, the ALLL was $142.9 million, an increase of $66 million, or 86 percent, from a year ago. The allowance was 3.46 percent of total loans outstanding at December 31, 2009, up from 1.86 percent at December 31, 2008. The allowance was 55 percent of non-performing assets at December 31, 2009, down from 91 percent a year ago. Non-performing assets as a percentage of total bank assets at December 31, 2009 were at 4.13 percent, up from 1.46 percent at December 31, 2008. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision expense.

Non-performing assets as a percentage of the Banks' assets at December 31, 2009 were 4.13 percent, up from 1.46 percent at December 31, 2008. Most of the Company's non-performing assets are secured by real estate. Based on the most current information available, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize additional charge-offs or loss to the Company. For collateral dependent loans, impairment is measured by the fair value of the collateral less cost to sell.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense was $125 million for 2009, an increase of $96 million, or 338 percent, from 2008. Net charged-off loans for the year were $58 million compared to $9 million for the prior year. For the year, the provision covered net charge-offs 2.1 times.

For additional information regarding the loan portfolio, credit quality, the ALLL and lending practices, see lending activity in "Item 1 - Business".

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The following table summarizes revenue for the years ended December 31, 2008 and 2007, including the amount and percentage change during 2008:

REVENUE SUMMARY

                                                    Years ended
                                                    December 31,
                                                -------------------
(Dollars in thousands)                            2008       2007     $ Change   % Change
----------------------                          --------   --------   --------   --------
Net interest income
   Interest income                              $302,985   $304,760   $ (1,775)      -1%
   Interest expense                               90,372    121,291    (30,919)     -25%
                                                 -------   --------   --------
      Total net interest income                  212,613    183,469     29,144       16%
Non-interest income:
   Service charges, loan fees, and other fees     47,506     45,486      2,020        4%
   Gain on sale of loans                          14,849     13,283      1,566       12%
   Loss on investments                            (7,345)        (8)    (7,337)   91713%
   Other income                                    6,024      6,057        (33)      -1%
                                                --------   --------   --------
      Total non-interest income                   61,034     64,818     (3,784)      -6%
                                                --------   --------   --------
                                                $273,647   $248,287   $ 25,360       10%
                                                ========   ========   ========
Net interest margin (tax-equivalent)                4.70%      4.50%
                                                ========   ========

NET INTEREST INCOME

Net interest income for 2008 increased $29 million, or 16 percent, over the same period in 2007. Total interest income decreased $1.8 million, or 1 percent, for 2008, while total interest expense decreased $31 million, or 25 percent, over the same period in 2007. The decrease in interest expense was primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.70 percent, an increase of 20 basis points from the
4.50 percent for the same period in 2007.

NON-INTEREST INCOME

Total non-interest income decreased $4 million, or 6 percent in 2008. Excluding the 2008 nonrecurring items, consisting of the $7.6 million charge for other-than-temporary impairment on the Freddie Mac and Fannie Mae securities, the $1.7 million gain from the sale and relocation of Mountain West's branch in Ketchum, Idaho, the first quarter $248 thousand combined gain from the sale of Principal Financial Group stock and mandatory redemption of a portion of Visa, Inc. shares, and also excluding the prior year nonrecurring $1.6 million gain from the first quarter sale of Western's Lewistown, Montana branch, non-interest income for 2008 increased $3.5 million from the same period in 2007. Fee income increased $2 million, or 4 percent, over last year, driven primarily by an increased number of loan and deposit accounts, as well as additional products and service offerings. Gain on sale of loans increased $2 million, or 12 percent, from last year.

The following table summarizes non-interest expense for the years ended December 31, 2008 and 2007, including the amount and percentage change during 2008:

NON-INTEREST EXPENSE SUMMARY

                                            Years ended
                                            December 31,
                                        -------------------
(Dollars in thousands)                    2008       2007     $ Change   % Change
----------------------                  --------   --------   --------   --------
Compensation and employee
   benefits and related expense         $ 82,027   $ 79,070   $  2,957       4%
Occupancy and equipment expense           21,674     19,152      2,522      13%
Advertising and promotions                 6,989      6,306        683      11%
Outsourced data processing                 2,508      2,755       (247)     -9%
Core deposit intangibles amortization      3,051      3,202       (151)     -5%
Other expenses                            29,660     27,432      2,228       8%
                                        --------   --------   --------
   Total non-interest expense           $145,909   $137,917   $  7,992       6%
                                        ========   ========   ========

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

CREDIT QUALITY SUMMARY

                                                                December 31,
                                                             -----------------
                      (Dollars in thousands)                   2008      2007
----------------------------------------------------------   -------   -------
Allowance for loan and lease losses at beginning of year     $54,413   $49,259
   Provision                                                  28,480     6,680
   Acquisition                                                 2,625       639
   Charge-offs                                                (9,839)   (3,387)
   Recoveries                                                  1,060     1,222
                                                             -------   -------
Allowance for loan and lease losses at end of year            76,739    54,413
Real estate and other assets owned                            11,539     2,043
Accruing loans 90 days or more overdue                         8,613     2,685
Non-accrual loans                                             64,301     8,560
                                                             -------   -------
   Total non-performing assets                                84,453    13,288
Allowance for loan and lease losses as a percentage
   of non-performing assets                                       91%      409%
Non-performing assets as a percentage of total bank assets      1.46%     0.27%
Allowance for loan and lease losses as a
   percentage of total loans                                    1.86%     1.51%
Net charge-offs as a percentage of loans                       0.213%    0.060%
Accruing loans 30-89 days or more overdue                    $54,787   $45,490

Non-performing assets as a percentage of the Banks' assets at December 31, 2008 were 1.46 percent, up from .27 percent at December 31, 2007. Most of the Company's non-performing assets are secured by real estate. Based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. For collateral dependent loans, impairment is measured by the fair value of the collateral less cost to sell.

The allowance was 1.86 percent of total loans outstanding at December 31, 2008, up from 1.51 percent at December 31, 2007. The allowance was 91 percent of non-performing assets at December 31, 2008, down from 409 percent for 2007.

PROVISION FOR LOAN LOSSES

At December 31, 2008, the ALLL was $76.739 million, an increase of $22 million, or 41 percent, from a year ago. The provision for loan losses expense was $28.5 million for 2008, an increase of $21.8 million, or 326 percent, from 2007. Net charged-off loans for the year were $8.779 million, compared to $2.165 million of net charged-off loans during 2007. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will determine the level of additional provision expense.

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

COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit, such as letter of credits and un-advanced loan commitments, and lease obligation commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are FRB and FHLB advances. For the maturity schedule of advances and schedule of future minimum lease payments see Notes 8 and 19, respectively, to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

The following table represents the Company's contractual obligations as of December 31, 2009:

                                                                         Payments Due by Period
                                              ----------------------------------------------------------------------------
                                              Indeterminate
    (Dollars in thousands)          TOTAL      Maturity (1)      2010       2011      2012     2013     2014    Thereafter
------------------------------   ----------   -------------   ---------   -------   -------   ------   ------   ----------
Deposits .....................   $4,100,152     2,792,268     1,091,380   141,277    47,284   11,063   16,592         288
FHLB advances ................      790,367            --       586,057       207    82,000       --       --     122,103
Repurchase agreements ........      212,506            --       212,506        --        --       --       --          --
FRB discount window ..........      225,000            --       225,000        --        --       --       --          --
Subordinated debentures ......      124,988            --            --        --        --       --       --     124,988
Other borrowings .............       11,708            --        10,137        --        --       --       --       1,571
Capital lease obligations ....        3,116            --           231       233       235      238      838       1,341
Operating lease obligations ..       20,837            --         2,912     2,621     2,130    1,902    1,739       9,533
                                 ----------     ---------     ---------   -------   -------   ------   ------     -------
                                 $5,488,674     2,792,268     2,128,223   144,338   131,649   13,203   19,169     259,824
                                 ==========     =========     =========   =======   =======   ======   ======     =======

(1) Represents interest and non-interest bearing checking, money market and savings.

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

GAP ANALYSIS

The following table gives a description of our GAP position for various time periods. As of December 31, 2009, the Company had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 14.05 percent which compares to a negative 14.07 percent at December 31, 2008 and a negative 8.67 percent at December 31, 2007. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on the Company's mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.


                                                                   Projected Maturity or Repricing
                                                      ---------------------------------------------------------
                                                          0-6        6-12       1 - 5     More than
               (Dollars in thousands)                   Months      Months      Years      5 Years      Total
---------------------------------------------------   ----------   --------   ---------   ---------   ---------
ASSETS:
   Interest bearing deposits and
      federal funds sold ..........................   $   89,844         --          --          --      89,844
   Investment securities ..........................       36,205     17,125     186,836     248,609     488,775
   Residential mortgage-backed securities .........      200,555    135,221     551,861      67,405     955,042
   FHLB stock and FRB stock .......................           --         --      49,048      13,529      62,577
   Variable rate loans ............................    1,217,707    218,991   1,006,279     128,070   2,571,047
   Fixed rate loans ...............................      426,542    261,915     652,169     229,032   1,569,658
                                                      ----------   --------   ---------   ---------   ---------
TOTAL INTEREST BEARING ASSETS .....................   $1,970,853    633,252   2,446,193     686,645   5,736,943
                                                      ==========   ========   =========   =========   =========
LIABILITIES:
   Interest bearing deposits ......................    1,744,861    305,073     223,549   1,016,119   3,289,602
   FHLB advances ..................................      585,420        874      82,615     121,458     790,367
   FRB discount window ............................      225,000         --          --          --     225,000
   Repurchase agreements and other
      borrowed funds ..............................      221,731      2,468         221       1,831     226,251
   Subordinated debentures ........................           --         --          --     124,988     124,988
                                                      ----------   --------   ---------   ---------   ---------
TOTAL INTEREST BEARING LIABILITIES ................   $2,777,012    308,415     306,385   1,264,396   4,656,208
                                                      ==========   ========   =========   =========   =========
Repricing gap .....................................   $ (806,159)   324,837   2,139,808    (577,751)  1,080,735
Cumulative repricing gap ..........................   $ (806,159)  (481,322)  1,658,486   1,080,735
Cumulative gap as a % of interest bearing assets ..       -14.05%     -8.39%      28.91%      18.84%
Gap earnings sensitivity (1) ......................                  (2,927)
Gap earnings sensitivity ratio (2) ................                   -8.52%

(1) Gap Earnings Sensitivity is the estimated effect on earnings, after taxes of 39.19 percent, of a 1 percent increase or decrease in interest rates (1 percent of ($481,322 - $188,630))

(2) Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the 2009 net earnings of $34,374. A 1 percent increase in interest rates has this estimated percentage decrease on annual net earnings.

This table estimates the repricing and maturities of the contractual characteristics of the assets and liabilities, based upon the Company's assessment of the repricing characteristics of the various instruments. Interest-bearing checking and regular savings are included in the categories that reflect the interest rate sensitivity of the individual programs and if the deposits are not clearly rate sensitive, the deposits are included in the more than 5 years category. Money market balances are included in the less than 3 months category. Residential mortgage-backed securities are categorized based on the anticipated payments.

NET INTEREST INCOME SIMULATION

The traditional one-dimensional view of GAP is not sufficient to show a bank's ability to withstand interest rate changes. Because of limitations in GAP modeling the ALCO of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income ("NII") to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 100bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company's NII sensitivity analysis as of December 31, 2009 and 2008 as compared to the 10 percent policy limit approved by the Company's and Banks' Board of Directors.

(Dollars in thousands)                            2009     2008
----------------------                          -------   ------
                   +200 bp
Estimated sensitivity........................      -3.0%    -4.6%
Estimated decrease in net interest income ...   $(7,433)  (9,950)

                   -100 bp
Estimated sensitivity........................       0.3%     1.1%
Estimated increase in net interest income ...   $   613    2,381

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

LIQUIDITY RISK

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The Banks' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the Banks are members of FHLB. As of December 31, 2009, the Banks had $1.135 billion of available FHLB credit of which $790 million was utilized. The Banks may also borrow funds through the FRB and from the U.S. Treasury Tax and Loan program of which the Banks have remaining borrowing availability of $564 million and $9 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

CAPITAL RESOURCES AND ADEQUACY

Maintaining capital strength continues to be a long term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders' equity increased $9 million during 2009, or 1 percent, the net result of earnings of $34 million, common stock issued for the acquisition of First National, stock options exercised, less cash dividend payments and a decrease in net unrealized losses on available-for-sale investment securities. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

The following table illustrates the FRB capital adequacy guidelines and the Company's compliance with those guidelines as of December 31, 2009.

                                                  Tier 1
                 CONSOLIDATED                     (Core)       Total      Leverage
            (Dollars in thousands)                Capital     Capital     Capital
---------------------------------------------   ----------   ---------   ---------
Total stockholder's equity ..................   $  685,890     685,890     685,890
Less: Goodwill and intangibles ..............     (153,858)   (153,858)   (153,858)
Plus: Allowance for loan and lease losses ...           --      59,618          --
   Accumulated other comprehensive
      unrealized loss on AFS securities .....          348         348         348
   Subordinated debentures ..................      124,500     124,500     124,500
                                                ----------   ---------   ---------
Regulatory capital ..........................   $  656,880     716,498     656,880
                                                ==========   =========   =========
Risk weighted assets ........................   $4,685,967   4,685,967
                                                ==========   =========
Total adjusted average assets ...............                            $5,862,954
                                                                         =========
Regulatory capital as a % of assets .........        14.02%      15.29%      11.20%
                                                                         =========
Regulatory "well capitalized" requirement ...         6.00%      10.00%
                                                ----------   ---------
Excess over "well capitalized" requirement ..         8.02%       5.29%
                                                ==========   =========

For additional information, see Note 11 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data." Dividend payments were $0.52 per share for 2009 and 2008. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers its accounting policy for the ALLL and determination of whether an investment security is temporarily or other-than-temporarily impaired to be critical accounting policies.

ALLOWANCE FOR LOAN AND LEASE LOSSES ACCOUNTING POLICY AND ANALYSIS

The Banks' charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at estimated fair value, less estimated cost to sell. Any write-down at the time of recording real estate owned is charged to the ALLL. Subsequent write-downs, if any, are charged to current expense.

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

Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. The ALLL is increased by charges to earnings and decreased by charge-offs (net of recoveries). For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

OTHER-THAN-TEMPORARY IMPAIRMENT ON SECURITIES ACCOUNTING POLICY AND ANALYSIS

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FASB ASC Topic 320, Investments - Debt and Equity Securities. The Company adopted the amendment relating to the recognition and presentation of other-than-temporary impairments effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the new standards, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards".

The Company believes that macroeconomic conditions occurring in 2009 and 2008 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, Fitch, and DBRS).

In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company's ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at December 31, 2009 primarily consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation ("Freddie Mac") and 1,200 shares of common stock issued by the Federal National Mortgage Association ("Fannie Mae"). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at year end due to the recognition of an other-than-temporary impairment charge against earnings at September 30, 2008 for the entire amount of the Company's investment therein. Hence, none of the equity securities were impaired as of December 31, 2009.

In evaluating debt securities for other-than-temporary impairment, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. During the first half of 2009, the Company sold no investment securities as the Company continued its historical approach to managing the investment portfolio, i.e., to "buy and hold" securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as "available-for-sale." Such sales were executed with the proceeds used to buy additional investment securities such that the investment portfolio performs well across varying interest rate environments. During the second half of 2009, the Company sold 59 securities of which 53 were tax-exempt state and local obligations, 7 of which were each sold at a gross realized loss of $1,118,000 and 46 of which were each sold at a gross realized gain of $3,921,000, a net realized gain of $2,804,000. Of the 59 securities sold in the second half of 2009, 6 were residential mortgage-backed securities, with such securities sold at a gross realized gain aggregating $3,191,000. Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. In 2008, the Company sold only 1 security at neither gain nor loss for proceeds of $97,002,000. Such security was acquired and held for 7 days as collateral to support a borrowing at the U.S Treasury Tax and Loan program. Sales of securities in 2007 occurred with respect to entire investment portfolios of acquired banks following mergers into the Company's existing bank subsidiaries. Such sales occurred in recognition that the acquired portfolios of investments were not consistent with the Company's Investment Policy and Asset Liability Management Policy. With respect to its impaired debt securities at December 31, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

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

As of December 31, 2009, there were 273 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. All of such temporarily impaired investments are debt securities. Residential mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $505,976,000 at December 31, 2009 of which $454,516,000 was purchased during 2009, the remainder of which had a fair market value of $73,624,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $3,607,000 since purchase. Of the remaining residential mortgage-backed securities in a loss position the unrealized loss increased from 8.3 percent of fair value at December 31, 2008 to 24.4 percent of fair value at December 31, 2009. The fair value of Collateralized Debt Obligation securities in an unrealized loss position is $6,789,000 with unrealized losses of $7,899,000 or 116 percent of fair value at December 31, 2009; such investments had an unrealized gain position at December 31, 2008. The fair value of State and Local Government securities were $92,139,000 at December 31, 2009 of which $42,703,000 was purchased during 2009, the remainder of which had a fair market value of $47,907,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $1,212,000 since purchase. Of the remaining State and Local Government securities in a loss position the unrealized loss decreased from 10.1 percent of fair value at December 31, 2008 to 3.3 percent of fair value at December 31, 2009.

With respect to the CDO securities, the fair value decline is primarily attributable to a single CDO structure that is a pooled trust preferred security of which the Company owns a portion of only the Senior Notes tranche. All of the assets underlying such CDO structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. As of December 31, 2009, the Senior Notes are rated "A3" by Moody's and is rated "A" by Fitch, and 6 of the 26 trust subsidiaries have elected to defer the interest on their respective obligations underlying the CDO structure. As of the end of the prior three quarters of 2009, only 3 of the 26 trust subsidiaries were deferring interest on their respective obligations. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 15.22% of the outstanding principle of the Senior Notes has been prepaid through year end 2009. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the "Senior Coverage Tests") are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. As of December 31, 2009, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the prior quarters of 2009 and 2008. In its assessment of the Senior Note for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of December 31, 2009 and as of the end of each of the prior four quarters, i.e., September 30, June 30 and March 31, 2009 and December 31, 2008. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at December 31, 2009 and prior quarters of 2009 was temporary, and not other-than-temporary.

The Company stratified the 273 debt securities for both severity and duration of impairment. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

    (Dollars in      Unrealized   Number of
    thousands)         Loss         Bonds
------------------   ----------   ---------
Greater than 40.0%     $ 7,859         6
30.1% to 40.0%           1,370         1
20.1% to 30.0%           7,160         5
15.1% to 20.0%           4,180        10
10.1% to 15.0%             125         3
5.1% to 10.0%              705        14
0.1% to 5.0%             5,479       234
                       -------       ---
   Total               $26,878       273
                       =======       ===

With respect to the duration of the impaired securities, the Company identified 39 securities which have been continuously impaired for the 12 months ending December 31, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 39 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $12,291,000, the most notable of which had an unrealized loss of $1,536,000. 17 of the 39 securities are state and local tax-exempt securities with an unrealized loss of $985,000, the most notable of which had an unrealized loss of $233,000. 8 of the 39 securities are residential mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $6,000.

Included in the 273 debt securities with impairment at December 31, 2009 are 13 non-guaranteed, non-Agency issued CMOs tranches. 6 of the 13 CMOs tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime".

For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. Based on the analysis of its impaired securities as of December 31, 2009, the Company determined that none of such securities had other-than-temporary impairment.

GOODWILL IMPAIRMENT

As required by FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company tests goodwill and other intangible assets for impairment at the reporting unit level annually during the third quarter. The reporting unit level at which goodwill exists is at ten of the eleven bank subsidiaries. In addition, goodwill and other intangible assets of a subsidiary are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

     -    A significant change in legal factors or in the business climate;

     -    An adverse action or assessment by a regulator;

     -    Unanticipated competition;

     -    A loss of key personnel;

     - A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

     - The testing for recoverability of a significant asset group within a reporting unit.

The goodwill impairment test is a two-step process which requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of its reporting units to the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the "implied fair value" of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment amount, if any.

As a result of the economic downturn and the decline in the Company's stock price during 2009, the Company has tested for possible goodwill impairment on a quarterly basis. For the first step in evaluating goodwill for possible impairment, the Company performs two analyses. The first analysis estimates fair value based on market multiples of deal price to equity, deal price to tangible equity, and deal price to last twelve months earnings. The deal price multiples are obtained from an independent third party for acquisitions of financial institutions completed within the prior twelve months preceding each testing date, such acquisitions excluding financial institutions whose size and operations are not comparable to the Company and its bank subsidiaries. As an additional analysis, the Company also tests for goodwill impairment based on the Company's market capitalization adjusted for control value. In evaluating the range of appropriate control values, the control values have ranged from twenty percent to thirty-five percent, such values taking into account recent trends in market capitalization in advance of the date at which the Company is testing for potential goodwill impairment. Based on the interim and annual testing results, the Company has determined that the fair value of each reporting unit exceeded its carrying value, such that the Company's goodwill was not considered impaired during 2009. However, further adverse changes in the economic environment, operations of the reporting units, or other factors could result in a decline in the fair value of the reporting units which could result in goodwill impairment.

For additional information on goodwill see Note 6 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In April 2009, FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, relating to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted the amendment effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations. For further information regarding the new standard, see discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Standards."

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

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2008 and 2009), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

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

The fair value for unimpaired loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be originated for the same remaining maturities. The market rates used are based on current rates the Banks would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

The fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the Banks. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.

The fair value of the non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

The fair value of FRB borrowings is estimated based on borrowing rates currently available to the Company for FRB borrowings with similar terms and maturities. The current outstanding borrowings are short term and current rates offered by FRB equal the rates on the outstanding borrowings, resulting in the estimated fair value being the same as the book value.

The fair value of term repurchase agreements is estimated based on current repurchase rates currently available to the Company for repurchases agreements with similar terms and maturities. The market rates used are based on current rates the Banks would incur for similar borrowings. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New authoritative accounting guidance that has either been issued during 2009 or is effective during 2009 or 2010 and may possibly have a material impact on the Company includes amendments to: FASB ASC Topic 320, Investments - Debt and Equity Securities, FASB ASC Topic 350, Intangibles - Goodwill and Other, FASB ASC Topic 805, Business Combinations, FASB ASC Topic 810, Consolidation, FASB ASC Topic 815, Derivatives and Hedging, FASB ASC Topic 820, Fair Value Measurements and Disclosures, FASB ASC Topic 825, Financial Instruments, and FASB ASC Topic 860, Transfers and Servicing. For additional information on the topics and the impact on the Company see Note 22 to the Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


                                        /s/ BKD, LLP

Denver, Colorado
March 1, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated March 1, 2010, expressed an unqualified opinion thereon.


                                        /s/ BKD, LLP

Denver, Colorado
March 1, 2010

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      December 31,
                                                                                 ----------------------
(Dollars in thousands, except per share data)                                       2009         2008
---------------------------------------------                                    ----------   ---------
ASSETS:
   Cash on hand and in banks .................................................   $  120,731     125,123
   Federal funds sold ........................................................       87,155       6,480
   Interest bearing cash deposits ............................................        2,689       3,652
                                                                                 ----------   ---------
      Cash and cash equivalents ..............................................      210,575     135,255
   Investment securities, available-for-sale .................................    1,506,394     990,092
   Loans receivable, net of allowance for loan and lease losses of $142,927
      and $76,739 at December 31, 2009 and 2008, respectively ................    3,920,988   3,998,478
   Loans held for sale .......................................................       66,330      54,976
   Premises and equipment, net ...............................................      140,921     133,949
   Real estate and other assets owned, net ...................................       57,320      11,539
   Accrued interest receivable ...............................................       29,729      28,777
   Deferred tax asset ........................................................       41,082      14,292
   Core deposit intangible, net of accumulated amortization of $17,910
      and $14,794 at December 31, 2009 and 2008, respectively ................       13,937      13,013
   Goodwill ..................................................................      146,259     146,752
   Other assets ..............................................................       58,260      26,847
                                                                                 ----------   ---------
      Total assets ...........................................................   $6,191,795   5,553,970
                                                                                 ==========   =========
LIABILITIES:
   Non interest bearing deposits .............................................   $  810,550     747,439
   Interest bearing deposits .................................................    3,289,602   2,515,036
   Advances from Federal Home Loan Bank ......................................      790,367     338,456
   Securities sold under agreements to repurchase ............................      212,506     188,363
   Federal Reserve Bank discount window ......................................      225,000     914,000
   Other borrowed funds ......................................................       13,745       8,368
   Accrued interest payable ..................................................        7,928       9,751
   Subordinated debentures ...................................................      124,988     121,037
   Other liabilities .........................................................       31,219      34,580
                                                                                 ----------   ---------
      Total liabilities ......................................................    5,505,905   4,877,030
                                                                                 ----------   ---------
STOCKHOLDERS' EQUITY:
   Preferred shares, $0.01 par value per share. 1,000,000 shares authorized,
      none issued or outstanding at December 31, 2009 and 2008................           --          --
   Common stock, $0.01 par value per share. 117,187,500 and 117,187,500 shares authorized, 61,619,803 and 61,331,273 issued and outstanding
      at December 31, 2009 and 2008, respectively ............................          616         613
   Paid in capital ...........................................................      497,493     491,794
   Retained earnings - substantially restricted ..............................      188,129     185,776
   Accumulated other comprehensive loss ......................................         (348)     (1,243)
                                                                                 ----------   ---------
      Total stockholders' equity .............................................      685,890     676,940
                                                                                 ----------   ---------
      Total liabilities and stockholders' equity .............................   $6,191,795   5,553,970
                                                                                 ==========   =========

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years ended December 31,
                                                                   ----------------------------
(Dollars in thousands, except per share data)                        2009       2008      2007
---------------------------------------------                      --------   -------   -------
INTEREST INCOME:
      Residential real estate loans ............................   $ 54,498    51,166    59,664
      Commercial loans .........................................    151,580   165,119   157,644
      Consumer and other loans .................................     44,844    47,725    48,105
      Investment securities and other ..........................     51,572    38,975    39,347
                                                                   --------   -------   -------
         Total interest income .................................    302,494   302,985   304,760
                                                                   --------   -------   -------
INTEREST EXPENSE:
      Deposits .................................................     38,429    55,012    81,459
      Federal Home Loan Bank advances ..........................      7,952    15,355    18,897
      Securities sold under agreements to repurchase ...........      2,007     3,823     7,445
      Subordinated debentures ..................................      6,818     7,430     7,537
      Other borrowed funds .....................................      1,961     8,752     5,953
                                                                   --------   -------   -------
         Total interest expense ................................     57,167    90,372   121,291
                                                                   --------   -------   -------
         NET INTEREST INCOME ...................................    245,327   212,613   183,469
      Provision for loan losses ................................    124,618    28,480     6,680
                                                                   --------   -------   -------
         Net interest income after provision for loan losses ...    120,709   184,133   176,789
NON INTEREST INCOME:
      Service charges and other fees ...........................     40,465    41,550    37,931
      Miscellaneous loan fees and charges ......................      5,406     5,956     7,555
      Gain on sale of loans ....................................     26,923    14,849    13,283
      Gain (loss) on investments ...............................      5,995    (7,345)       (8)
      Other income .............................................      7,685     6,024     6,057
                                                                   --------   -------   -------
         Total non interest income .............................     86,474    61,034    64,818
                                                                   --------   -------   -------
NON INTEREST EXPENSE:
      Compensation, employee benefits and related expense ......     84,965    82,027    79,070
      Occupancy and equipment expense ..........................     23,471    21,674    19,152
      Advertising and promotions ...............................      6,477     6,989     6,306
      Outsourced data processing expense .......................      3,031     2,508     2,755
      Core deposit intangibles amortization ....................      3,116     3,051     3,202
      Foreclosed asset expenses, losses and write-downs ........      9,092     1,176       193
      Federal Deposit Insurance Corporation premiums ...........      8,639     1,377       755
      Other expense ............................................     30,027    27,107    26,484
                                                                   --------   -------   -------
         Total non interest expense ............................    168,818   145,909   137,917
                                                                   --------   -------   -------
EARNINGS BEFORE INCOME TAXES ...................................     38,365    99,258   103,690
   Federal and state income tax expense ........................      3,991    33,601    35,087
                                                                   --------   -------   -------
NET EARNINGS ...................................................   $ 34,374    65,657    68,603
                                                                   ========   =======   =======
      BASIC EARNINGS PER SHARE .................................   $   0.56      1.20      1.29
      DILUTED EARNINGS PER SHARE ...............................   $   0.56      1.19      1.28

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

                                                                                                        Accumulated
                                                                                                           Other
                                                                                           Retained        Comp-        Total
                                                            Common Stock                   Earnings      rehensive     Stock-
                                                        -------------------   Paid-in   Substantially      Income     holders'
(Dollars in thousands, except per share data)             Shares     Amount   Capital     Restricted       (Loss)      Equity
---------------------------------------------           ----------   ------   -------   -------------   -----------   -------
Balance at December 31, 2006 ........................   52,302,820    $523    344,265      108,286         3,069      456,143
Comprehensive income:
   Net earnings .....................................           --      --         --       68,603            --       68,603
   Unrealized gain on securities, net of
      reclassification adjustment and taxes .........           --      --         --           --            48           48
                                                                                                                      -------
Total comprehensive income ..........................                                                                  68,651
                                                                                                                      -------
Cash dividends declared ($0.50 per share) ...........           --      --         --      (26,694)           --      (26,694)
Stock options exercised .............................      550,080       6      6,148           --            --        6,154
Stock issued in connection with acquisitions ........      793,580       7     18,993           --            --       19,000
Stock-based compensation and tax benefit ............           --      --      5,322           --            --        5,322
                                                        ----------    ----    -------      -------        ------      -------
Balance at December 31, 2007 ........................   53,646,480    $536    374,728      150,195         3,117      528,576
Comprehensive income:
   Net earnings .....................................           --      --         --       65,657            --       65,657
   Unrealized loss on securities, net of
      reclassification adjustment and taxes .........           --      --         --           --        (4,360)      (4,360)
                                                                                                                      -------
Total comprehensive income ..........................                                                                  61,297
                                                                                                                      -------
Cash dividends declared ($0.52 per share) ...........           --      --         --      (29,079)           --      (29,079)
Stock options exercised .............................      719,858       7      9,789           --            --        9,796
Stock issued in connection with acquisition .........      639,935       7      9,280           --            --        9,287
Public offering of stock issued .....................    6,325,000      63     93,890           --            --       93,953
Cumulative effect of a change in accounting principle           --      --         --         (997)           --         (997)
Stock-based compensation and tax benefit ............           --      --      4,107           --            --        4,107
                                                        ----------    ----    -------      -------        ------      -------
Balance at December 31, 2008 ........................   61,331,273    $613    491,794      185,776        (1,243)     676,940
Comprehensive income:
   Net earnings .....................................           --      --         --       34,374            --       34,374
   Unrealized gain on securities, net of
      reclassification adjustment and taxes .........           --      --         --           --           895          895
                                                                                                                      -------
Total comprehensive income ..........................                                                                  35,269
                                                                                                                      -------
Cash dividends declared ($0.52 per share) ...........           --      --         --      (32,021)           --      (32,021)
Stock options exercised .............................      188,535       2      2,552           --            --        2,554
Stock issued in connection with acquisition .........       99,995       1      1,419           --            --        1,420
Stock-based compensation and tax benefit ............           --      --      1,728           --            --        1,728
                                                        ----------    ----    -------      -------        ------      -------
Balance at December 31, 2009 ........................   61,619,803    $616    497,493      188,129          (348)     685,890
                                                        ==========    ====    =======      =======        ======      =======

                                                         Year ended December 31,
                                                        ------------------------
                                                          2009      2008    2007
                                                        -------   -------   ----
Disclosure of reclassification amount:
   Unrealized and realized holding gain (loss)
      arising during the year .......................   $ 7,474   (14,540)   70
   Tax (expense) benefit ............................    (2,933)    5,699   (27)
                                                        -------   -------   ---
      Net after tax .................................     4,541    (8,841)   43
                                                        -------   -------   ---
   Reclassification adjustment for net (gain) loss
      included in net income ........................    (5,995)    7,345     8
   Tax expense (benefit) ............................     2,349    (2,864)   (3)
                                                        -------   -------   ---
      Net after tax .................................    (3,646)    4,481     5
                                                        -------   -------   ---
         Net change in unrealized gain (loss) on
            available-for-sale securities ...........   $   895    (4,360)   48
                                                        =======   =======   ===

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                             -------------------------------------
(Dollars in thousands)                                                           2009         2008         2007
----------------------                                                       -----------   ----------   ----------
OPERATING ACTIVITIES:
   Net earnings ..........................................................   $    34,374       65,657       68,603
   Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
      Mortgage loans held for sale originated or acquired ................    (1,239,862)    (675,280)    (618,523)
      Proceeds from sales of mortgage loans held for sale ................     1,255,432      675,276      626,818
      Provision for loan losses ..........................................       124,618       28,480        6,680
      Depreciation of premises and equipment .............................        10,450        9,814        8,508
      Amortization of core deposit intangible ............................         3,116        3,051        3,202
      (Gain) loss on sale of investments .................................        (5,995)       7,345            8
      Gain on sale of loans ..............................................       (26,923)     (14,849)     (13,283)
      Loss (gain) on OREO and writedown ..................................         5,676          149         (182)
      Bargain purchase gain ..............................................        (3,482)          --           --
      Amortization of investment securities premiums and discounts, net ..           (73)       1,400        2,737
      FHLB stock dividends ...............................................           (16)          --           --
      Gain on sale of Western's Lewistown branch .........................            --           --       (1,575)
      Deferred (benefit) tax expense .....................................       (29,755)     (11,032)       1,569
      Stock compensation expense, net of tax benefits ....................         1,863        1,686        2,187
      Excess tax benefits related to the exercise of stock options .......           (75)      (1,325)      (1,745)
      Net decrease (increase) in accrued interest receivable .............         1,312       (2,135)          44
      Net (decrease) increase in accrued interest payable ................        (2,241)      (3,656)       2,162
      Net (decrease) increase in current income taxes payable ............        (2,913)       2,636          970
      Net increase in other assets .......................................       (26,982)        (519)      (1,332)
      Net (decrease) increase in other liabilities .......................        (1,787)         517        1,988
                                                                             -----------   ----------   ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        96,737       87,215       88,836
                                                                             -----------   ----------   ----------
INVESTING ACTIVITIES:
   Proceeds from  sales, maturities and prepayments of investment
      securities available-for-sale ......................................       310,809      280,051      273,323
   Purchases of investment securities available-for-sale .................      (768,045)    (584,058)     (88,715)
   Principal collected on installment and commercial loans ...............     1,002,856    1,088,871    1,125,275
   Installment and commercial loans originated or acquired ...............    (1,006,751)  (1,420,609)  (1,598,253)
   Principal collections on mortgage loans ...............................       237,883      305,353      455,337
   Mortgage loans originated or acquired .................................      (184,354)    (357,951)    (359,484)
   Proceeds from sale of OREO ............................................        14,763        4,294           --
   Net purchase of FHLB and FRB stock ....................................          (701)        (640)      (3,854)
   Net cash received (paid) for acquisition of banks .....................        41,716       (7,133)       8,953
   Net cash paid for sale of Western's Lewistown branch ..................            --           --       (6,846)
   Net addition of premises and equipment ................................       (11,859)     (15,336)     (18,033)
                                                                             -----------   ----------   ----------
         NET CASH USED IN INVESTING ACTIVITIES ...........................      (363,683)    (707,158)    (212,297)
                                                                             -----------   ----------   ----------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits ...................................       601,062      (40,936)     (97,214)
   Net increase (decrease) in FHLB advances ..............................       451,910     (209,829)     231,427
   Net increase in securities sold under repurchase agreements ...........         8,251       10,322        7,825
   Net (decrease) increase in Federal Reserve Bank discount window .......      (689,000)     914,000           --
   Net (decrease) increase in U.S. Treasury Tax and Loan funds ...........          (930)    (215,342)      54,865
   Net increase (decrease) in other borrowed funds .......................           365       (6,621)         (55)
   Cash dividends paid ...................................................       (32,021)     (29,079)     (26,694)
   Excess tax benefits related to the exercise of stock options ..........            75        1,325        1,745
   Proceeds from exercise of stock options and other stock issued ........         2,554      103,749        6,154
                                                                             -----------   ----------   ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .......................       342,266      527,589      178,053
                                                                             -----------   ----------   ----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................        75,320      (92,354)      54,592
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................       135,255      227,609      173,017
                                                                             -----------   ----------   ----------
   CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $   210,575      135,255      227,609
                                                                             ===========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest ................................   $    59,408       94,028      118,840
   Cash paid during the year for income taxes ............................        36,778       43,114       34,798
   Sale and refinancing of other real estate owned .......................         8,150        2,909           --
   Other real estate acquired in settlement of loans .....................        71,967       16,661          558

The following schedule summarizes the Company's acquisitions in 2009, 2008 and 2007:

                                  FIRST NATIONAL    BANK OF THE     NORTH SIDE
                                   BANK & TRUST      SAN JUANS      STATE BANK
                                  --------------   ------------   --------------
Date acquired                      Oct. 2, 2009    Dec. 1, 2008   April 30, 2007
Fair Value of assets acquired        $272,280        $157,648        $128,252
Cash paid for the capital stock           621           7,133           8,953
Capital stock issued                    9,995           9,287          19,000
Liabilities assumed                   266,758         139,016         100,348

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses ("ALLL" or "allowance") and the valuations related to investments, business combinations, goodwill, deferred tax assets and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other valuation estimates management obtains independent appraisals for significant items.

(B) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its eleven wholly-owned operating subsidiaries as of December 31, 2009; Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") and Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") and First National Bank & Trust ("First National") located in Wyoming, and Bank of the San Juans ("San Juans") located in Colorado. All significant inter-company transactions have been eliminated in consolidation.

In addition, the Company owns seven trust subsidiaries, Glacier Capital Trust II ("Glacier Trust II"), Glacier Capital Trust III ("Glacier Trust III"), Glacier Capital Trust IV ("Glacier Trust IV"), Citizens (ID) Statutory Trust I ("Citizens Trust I"), Bank of the San Juans Bancorporation Trust I ("San Juans Trust I"), First Company Statutory Trust 2001 ("First Co Trust 01") and First Company Statutory Trust 2003 ("First Co Trust 03") for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") Topic 810, Consolidation, the trust subsidiaries are not consolidated into the Company's financial statements. The Company does not have any other off-balance sheet entities.

On October 2, 2009, First Company and its subsidiary, First National, was acquired by the Company. On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, San Juans, was acquired by the Company. The acquired banks became wholly-owned subsidiaries of the Company.

On February 1, 2009, First National Bank of Morgan ("Morgan") merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank's historical results. On April 30, 2008, Glacier Bank of Whitefish ("Whitefish") merged into Glacier with operations conducted under the Glacier charter. The mergers were accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting and prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries' historical results.

(C) VARIABLE INTEREST ENTITIES

FASB ASC Topic 810, Consolidation, provides guidance as to when a company should consolidate the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. For additional information relating to 2009 amendments to this topic, see Note 22.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

The Company has equity investments in Certified Development Entities ("CDE") which have received allocations of new market tax credits ("NMTC"). The Company also has equity investments in low-income housing tax credit ("LIHTC") partnerships. The CDE's and the LIHTC partnerships are VIE's. The underlying activities of the VIE's are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIE's is the amount of equity invested or credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company and others and where the Company is the primary beneficiary of a VIE, the VIE has been consolidated into the bank subsidiary which holds the direct investment in the VIE. Currently, only CDE (NMTC) investments are consolidated into the Company's financial statements. For the CDE (NMTC) investments, the creditors and other beneficial interest holders have no recourse to the general credit of the bank subsidiaries. As of December 31, 2009, the Company had investments in VIE's of $30,513,000 and $2,331,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The consolidated VIE's as well as the unconsolidated VIE's are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

(D) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits, federal funds sold and liquid investments with original maturities of three months or less.

(E) INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders' equity. As of December 31, 2009 and 2008, the Company only has available-for-sale securities.

Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the level-yield interest method. The cost of any investment, if sold, is determined by specific identification. If impairment of securities is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings for a like amount.

The Company holds stock in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). FHLB stock and FRB stock is restricted because such stock may only be sold to the FHLB or FRB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

For additional information relating to investment securities, see Note 3.

(F) LOANS RECEIVABLE

Loans that are intended to be held to maturity are reported at their unpaid principal balance less charge-offs, specific valuation accounts, and any deferred fees or costs on originated loans. Acquired loans are reported net of unamortized premiums or discounts. Interest income is reported on the interest method and includes discounts and premiums on acquired loans and net loan fees on originated loans which are amortized over the expected life of loans using methods that approximate the effective interest method. For additional information relating to loans, see Note 4.

Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more unless the loan is in process of collection and well-secured by collateral the fair value of which is sufficient to pay off the debt in full. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated is non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method.

A restructured loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company's troubled debt restructuring loans are considered impaired loans.

(G) LOANS HELD FOR SALE

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

(H) ALLOWANCE FOR LOAN AND LEASE LOSSES

Based upon management's analysis of the Company's loan and lease portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent in the loan and lease portfolio as of the date of the consolidated financial statements. The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged off in reduction of the allowance. Recoveries of amounts previously charged off are credited as an increase to the allowance.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

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

(I) TEMPORARY VERSUS OTHER-THAN-TEMPORARY IMPAIRMENT

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FASB ASC Topic 320, Investments - Debt and Equity Securities.

For additional information relating to investment securities, see Note 3.

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

(J) PREMISES AND EQUIPMENT

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

(K) REAL ESTATE OWNED

Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less selling costs. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, a loss is recognized in other expenses and the asset carrying value is reduced. Any gain or loss on disposition of real estate owned is recorded in other income or other expense.

(L) BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

Acquisitions are accounted for as prescribed by FASB ASC Topic 805, Business Combinations. This Topic was amended January 1, 2009; for additional information relating to the amendment, see Note 22. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Goodwill is recorded if the purchase price exceeds the net fair value of assets acquired and a bargain purchase gain is recorded in other income if the net fair value of assets acquired exceeds the purchase price.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained on the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.

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

On an annual basis, as required by FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company tests goodwill and other intangible assets for impairment at the subsidiary level annually during the third quarter. In addition, goodwill and other intangible assets of a subsidiary are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting unit below its carrying amount. For additional information relating to goodwill, see Note 6.

(M) INCOME TAXES

Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than not means a likelihood of more than 50 percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company's judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 12.

(N) ADVERTISING AND PROMOTION

Advertising and promotion costs are recognized in the period incurred.

(O) STOCK-BASED COMPENSATION

Compensation cost related to the share-based payment transactions is recognized in the financial statements over the requisite service period, which is the vesting period. Compensation cost is measured using the fair value of an award on the grant date by using the Black Scholes option-pricing model. For additional information relating to stock-based compensation, see Note 15.

(P) LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2009 and 2008, no assets were considered impaired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...CONTINUED

(Q) MORTGAGE SERVICING RIGHTS

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

As of December 31, 2009 and 2008, the carrying value of mortgage servicing rights was approximately $1,041,000 and $1,262,000, respectively. Amortization expense of $250,000, $176,000, and $188,000 was recognized in the years ended December 31, 2009, 2008, and 2007, respectively. The servicing rights are included in other assets on the balance sheet and are amortized over the period of estimated net servicing income. There was no impairment of carrying value at December 31, 2009 or 2008. At December 31, 2009, the fair value of mortgage servicing rights was approximately $1,708,000.

(R) EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method. For additional information relating earnings per share, see Note 14.

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

(U) RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation.

2. CASH ON HAND AND IN BANKS

At December 31, 2009 and 2008, cash and cash equivalents primarily consisted of Federal funds sold, cash on hand, and cash items in process. The bank subsidiaries are required to maintain an average reserve balance with either the Federal Reserve or in the form of cash on hand. The amount of this required reserve balance at December 31, 2009 was $12,412,000.

The financial institutions holding the Company's cash accounts are participating in the Federal Deposit Insurance Corporation's ("FDIC") Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

At December 31, 2009, the Company had overnight Federal funds sold of $87,155,000, which are not guaranteed by the FDIC. The Company performs a quarterly review of the institutions at which balances are maintained. The review encompasses the financial condition of each institution including capital level, credit quality, earnings level, and other factors including trends affecting the financial condition of the institution.

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

A comparison of the amortized cost and estimated fair value of the Company's investment securities designated as available-for-sale is presented below.

                                                                  YEAR ENDED DECEMBER 31, 2009
                                                    ------------------------------------------------------
                                                                             GROSS UNREALIZED    ESTIMATED
                                                    WEIGHTED   AMORTIZED    -----------------       FAIR
(Dollars in thousands)                                YIELD       COST       GAINS     LOSSES      VALUE
----------------------                              --------   ----------   -------   -------    ---------
U.S. Government and federal agency:
   Maturing within one year .....................     1.62%    $      210        --        (1)         209
Government sponsored enterprises:
   Maturing within one year .....................     0.00%            --        --        --           --
   Maturing after one year through five years ...     3.21%            74        --        --           74
   Maturing after five years through ten years ..     1.64%            40        --        --           40
   Maturing after ten years .....................     2.05%            63        --        --           63
                                                               ----------    ------   -------    ---------
                                                      2.43%           177        --        --          177
                                                               ----------    ------   -------    ---------
State and local governments and other issues:
   Maturing within one year .....................     2.48%         2,040         6        --        2,046
   Maturing after one year through five years ...     3.30%         9,326       208       (12)       9,522
   Maturing after five years through ten years ..     3.84%        27,125       786      (168)      27,743
   Maturing after ten years .....................     4.92%       448,853    10,140   (10,539)     448,454
                                                               ----------    ------   -------    ---------
                                                      4.82%       487,344    11,140   (10,719)     487,765
                                                               ----------    ------   -------    ---------
Residential mortgage-backed securities ..........     3.42%       956,033    15,167   (16,158)     955,042
                                                               ----------    ------   -------    ---------
      Total marketable securities ...............     3.89%     1,443,764    26,307   (26,878)   1,443,193
                                                               ----------    ------   -------    ---------
Other investments:
   FHLB and FRB stock, at cost ..................     1.30%        62,577        --        --       62,577
   Other stock, at cost .........................     0.05%           624        --        --          624
                                                               ----------    ------   -------    ---------
      Total investments .........................     3.78%    $1,506,965    26,307   (26,878)   1,506,394
                                                               ==========    ======   =======    =========

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE . . . CONTINUED

                                                                Year ended December 31, 2008
                                                    ------------------------------------------------------
                                                                             GROSS UNREALIZED    ESTIMATED
                                                    WEIGHTED   AMORTIZED    -----------------       FAIR
(Dollars in thousands)                                YIELD       COST       GAINS     LOSSES      VALUE
----------------------                              --------   ----------   -------   -------    ---------
U.S. Government and federal agency:
   Maturing within one year .....................     1.62%     $    213         4         --         217
Government sponsored enterprises:
   Maturing within one year .....................     0.00%           --        --         --          --
   Maturing after one year through five years ...     0.00%           --        --         --          --
   Maturing after five years through ten years ..     4.12%          246        --         (2)        244
   Maturing after ten years .....................     3.75%           68        --         --          68
                                                                --------    ------    -------     -------
                                                      4.04%          314        --         (2)        312
                                                                --------    ------    -------     -------
State and local governments and other issues:
   Maturing within one year .....................     3.76%          940         6         --         946
   Maturing after one year through five years ...     4.61%        4,482       104         (9)      4,577
   Maturing after five years through ten years ..     5.08%       20,219     1,030        (80)     21,169
   Maturing after ten years .....................     5.08%      408,603     8,121     (9,733)    406,991
                                                                --------    ------    -------     -------
                                                      5.07%      434,244     9,261     (9,822)    433,683
                                                                --------    ------    -------     -------
Residential mortgage-backed securities ..........     4.62%      495,961     4,956     (6,447)    494,470
                                                                --------    ------    -------     -------
      Total marketable securities ...............     4.83%      930,732    14,221    (16,271)    928,682
                                                                --------    ------    -------     -------
Other investments:
   FHLB and FRB stock, at cost ..................     1.72%       60,945        --         --      60,945
   Other stock, at cost .........................     3.10%          465        --         --         465
                                                                --------    ------    -------     -------
      Total investments .........................     4.64%     $992,142    14,221    (16,271)    990,092
                                                                ========    ======    =======     =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

The amortized cost of securities at December 31, 2007 was as follows:

                                                       December 31,
(Dollars in thousands)                                     2007
----------------------                                 ------------
U.S. Government and federal agency ..................    $  2,550
Government sponsored enterprises ....................       1,314
State and local governments and other issues ........     277,212
Residential mortgage-backed securities ..............     346,085
FHLMC and FNMA stock ................................       7,593
Certificates of deposit with over 90 day maturity ...         199
FHLB and FRB stock ..................................      59,815
Other stock .........................................         413
                                                         --------
                                                         $695,181
                                                         ========

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE...CONTINUED

Interest income includes tax-exempt interest for the years ended December 31, 2009, 2008, and 2007 of $22,196,000, $13,901,000, and $13,427,000, respectively.

Gross proceeds from sales of investment securities for the years ended December 31, 2009, 2008, and 2007 were approximately $85,224,000, $97,002,000 and
$55,501,000, respectively, resulting in gross gains of approximately $7,113,000, $0 and $1,000 and gross losses of approximately $1,118,000, $0 and $9,000 respectively. During the first quarter of 2008, the Company realized a gain of $130,000 from extinguishment of the Company's share ownership in Principal Financial Group and a gain of $118,000 from the mandatory redemption of a portion of Visa, Inc. shares from its recent initial public offering. During the third quarter of 2008, the Company incurred a $7,593,000 other-than-temporary impairment ("OTTI") charge with respect to its investments in Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred stock and Federal National Mortgage Association ("Fannie Mae") common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value, however, the shares were still owned by the Company at December 31, 2009. The cost of any investment sold is determined by specific identification.

At December 31, 2009, the Company had investment securities with carrying values of approximately $1,114,749,000, pledged as collateral for FHLB advances, FRB borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

The investments in FHLB stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

The following is a summary of investments with unrealized loss positions at December 31, 2009:

                                                    LESS THAN 12 MONTHS     12 MONTHS OR MORE           TOTAL
                                                   ---------------------   -------------------   --------------------
                                                     FAIR     UNREALIZED    FAIR    UNREALIZED    FAIR     UNREALIZED
(Dollars in thousands)                               VALUE       LOSS       VALUE      LOSS       VALUE       LOSS
----------------------                             --------   ----------   ------   ----------   -------   ----------
U.S. Government and federal agency .............   $    208          1         --         --         208          1
State and local governments and other issues ...     74,045      1,835     18,094        985      92,139      2,820
Collateralized debt obligations ................      6,789      7,899         --         --       6,789      7,899
Residential mortgage-backed securities .........    466,196      3,861     39,780     12,297     505,976     16,158
                                                   --------     ------     ------     ------     -------     ------
   Total temporarily impaired securities .......   $547,238     13,596     57,874     13,282     605,112     26,878
                                                   ========     ======     ======     ======     =======     ======

The following is a summary of investments with unrealized loss positions at December 31, 2008:

                                                    LESS THAN 12 MONTHS     12 MONTHS OR MORE           TOTAL
                                                   ---------------------   -------------------   --------------------
                                                     FAIR     UNREALIZED    FAIR    UNREALIZED    FAIR     UNREALIZED
(Dollars in thousands)                               VALUE       LOSS       VALUE      LOSS       VALUE       LOSS
----------------------                             --------   ----------   ------   ----------   -------   ----------
Government sponsored enterprises ...............   $    104          1        205         1          309          2
State and local governments and other issues ...    142,826      9,772      1,621        50      144,447      9,822
Residential mortgage-backed securities .........    116,004      5,758     12,403       689      128,407      6,447
                                                   --------     ------     ------       ---      -------     ------
   Total temporarily impaired securities .......   $258,934     15,531     14,229       740      273,163     16,271
                                                   ========     ======     ======       ===      =======     ======

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE...CONTINUED

The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings.

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

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at December 31, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2009, there were 273 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. All of such temporarily impaired investments are debt securities. Residential mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $505,976,000 at December 31, 2009 of which $454,516,000 was purchased during 2009, the remainder of which had a fair market value of $73,624,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $3,607,000 since purchase. Of the remaining residential mortgage-backed securities in a loss position the unrealized loss increased from 8.3 percent of fair value at December 31, 2008 to 24.4 percent of fair value at December 31, 2009. The fair value of Collateralized Debt Obligation securities in an unrealized loss position is $6,789,000 with unrealized losses of $7,899,000 or 116 percent of fair value at December 31, 2009; such investments had an unrealized gain position at December 31, 2008. The fair value of State and Local Government were $92,139,000 at December 31, 2009 of which $42,703,000 was purchased during 2009, the remainder of which had a fair market value of $47,907,000 at December 31, 2008. For the securities purchased in 2009 there has been an unrealized loss of $1,212,000 since purchase. Of the remaining State and Local Government securities in a loss position the unrealized loss decreased from 10.1 percent of fair value at December 31, 2008 to 3.3 percent of fair value at December 31, 2009.

The Company stratified the 273 debt securities for both severity and duration of impairment. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

                         Unrealized   Number of
(Dollars in thousands)      Loss        Bonds
----------------------   ----------   ---------
Greater than 40.0%         $ 7,859         6
30.1% to 40.0%               1,370         1
20.1% to 30.0%               7,160         5
15.1% to 20.0%               4,180        10
10.1% to 15.0%                 125         3
5.1% to 10.0%                  705        14
0.1% to 5.0%                 5,479       234
                           -------       ---
   Total                   $26,878       273
                           =======       ===

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE...CONTINUED

With respect to the duration of the impaired securities, the Company identified 39 securities which have been continuously impaired for the 12 months ending December 31, 2009. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 39 securities are non-guaranteed, non-Agency CMOs with an aggregate unrealized loss of $12,291,000, the most notable of which had an unrealized loss of $1,536,000. 17 of the 39 securities are state and local tax-exempt securities with an unrealized loss of $985,000, the most notable of which had an unrealized loss of $233,000. 8 of the 39 securities are residential mortgage-backed securities issued by U.S. government sponsored agencies, i.e., GNMA, FNMA, FHLMC and SBA, the aggregate unrealized loss of which was $6,000.

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

Based on an analysis of its impaired securities as of December 31, 2009, the Company determined that none of such securities had other-than-temporary impairment.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                          December 31,
                                                    ----------------------
(Dollars in thousands)                                 2009          2008
----------------------                              ----------   ---------
Residential real estate .........................   $  746,050     786,869
Loans held for sale .............................       66,330      54,976
Commercial real estate ..........................    1,900,438   1,935,341
Other commercial ................................      724,966     645,033
Consumer ........................................      201,001     208,166
Home equity .....................................      501,920     507,831
                                                    ----------   ---------
                                                     4,140,705   4,138,216
Net deferred loan fees, premiums and discounts ..      (10,460)     (8,023)
                                                    ----------   ---------
                                                     4,130,245   4,130,193
Allowance for loan and lease losses .............     (142,927)    (76,739)
                                                    ----------   ---------
                                                    $3,987,318   4,053,454
                                                    ==========   =========

Substantially all of the loans held for sale at December 31, 2009 and 2008 were committed to be sold. At December 31, 2009, the Company had $2,571,047,000 in variable rate loans and $1,569,658,000 in fixed rate loans. The weighted average interest rate on loans was 6.06 percent and 6.93 percent at December 31, 2009 and 2008, respectively. At December 31, 2009, 2008 and 2007, loans sold and serviced for others were $176,231,000, $181,351,000, and $177,173,000, respectively. At December 31, 2009, the Company had loans of approximately $2,502,684,000 pledged as collateral for FHLB advances, FRB and U.S. Treasury Tax and Loan borrowings.

Substantially all of the Company's loan receivables are with customers within the Company's market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the economic performance in the Company's market areas. The bank subsidiaries are subject to regulatory limits for the amount of loans to any individual borrower and all bank subsidiaries are in compliance as of December 31, 2009. No borrower had outstanding loans or commitments exceeding 10 percent of the Company's consolidated stockholders' equity as of December 31, 2009.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans to such related parties at December 31, 2009 and 2008 was approximately $86,037,000 and $92,107,000, respectively. During 2009, new loans to such related parties were approximately $18,882,000 and repayments were approximately $24,952,000.

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE . . . CONTINUED

The following is a summary of activity in the ALLL:

                                      Years ended December 31,
                                     --------------------------
(Dollars in thousands)                 2009      2008     2007
---------------------                --------   ------   ------
Balance at beginning of period ...   $ 76,739   54,413   49,259
Acquisitions .....................         --    2,625      639
Net charge offs ..................    (58,430)  (8,779)  (2,165)
Provision ........................    124,618   28,480    6,680
                                     --------   ------   ------
Balance at end of period .........   $142,927   76,739   54,413
                                     ========   ======   ======

The increase in the ALLL was primarily due to the increase in non-performing assets since December 31, 2008 and a downturn in global, national and local economies.

Following is the allocation of the ALLL and the percent of loans in each category at:

                                                         DECEMBER 31, 2009      December 31, 2008
                                                     ----------------------   ---------------------
                                                                 PERCENT OF              Percent of
                                                                OF LOANS IN             of Loans in
(Dollars in thousands)                                AMOUNT      CATEGORY     Amount     Category
----------------------                               --------   -----------   -------   -----------
Residential real estate and loans held for sale ..   $ 13,496       19.6%     $ 7,233       20.3%
Commercial real estate ...........................     66,791       45.9%      35,305       46.8%
Other commercial .................................     39,558       17.5%      21,590       15.6%
Consumer .........................................      9,663        4.9%       5,636        5.0%
Home equity ......................................     13,419       12.1%       6,975       12.3%
                                                     --------      -----      -------      -----
                                                     $142,927      100.0%     $76,739      100.0%
                                                     ========      =====      =======      =====

The following is a summary of the non-performing loans:

                                                    Years ended December 31,
                                                   --------------------------
(Dollars in thousands)                               2009      2008     2007
----------------------                             --------   ------   ------
Impaired loans .................................   $218,742   79,949   12,152
Average recorded investment in impaired loans ..    145,230   40,985    7,311
Impairment allowance ...........................     19,760    7,999    2,827
Non-accrual loans ..............................    198,281   64,301    8,560
Accruing loans 90 days or more overdue .........      5,537    8,613    2,685

As of December 31, 2009, the Company had impaired loans without a valuation allowance of $141,613,000 and impaired loans with a valuation allowance of $77,129,000. Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $11,730,000, $4,434,000, and $683,000 for the years ended December 31, 2009, 2008, and 2007. Interest income recognized on non-accruing loans for the years ended December 31, 2009, 2008, and 2007 was not significant.

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

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE . . . CONTINUED

The Company's troubled debt restructuring loans are included in the amount of impaired loans. As of December 31, 2009, the Company had troubled debt restructuring loans of $64,618,000, of which there were $1,245,000 of additional outstanding commitments. The amount of charge-offs on troubled debt restructuring loans during 2009 was $7,776,000.

The Company had outstanding commitments as follows:

                                         December 31,
                                     ------------------
(Dollars in thousands)                 2009      2008
----------------------               --------   -------
Loans and loans in process .......   $457,754   648,788
Unused consumer lines of credit ..    286,621   272,181
Letters of credit ................     28,691    36,934
                                     --------   -------
                                     $773,066   957,903
                                     ========   =======

5.  PREMISES AND EQUIPMENT, NET

Premises and equipment, net of accumulated depreciation, consist of the following at:

                                                      December 31,
                                                   ------------------
(Dollars in thousands)                               2009       2008
----------------------                             --------   -------
Land ...........................................   $ 23,315    20,633
Office buildings and construction in progress ..    119,420   113,742
Furniture, fixtures and equipment ..............     58,013    53,593
Leasehold improvements .........................      8,969     7,528
Accumulated depreciation .......................    (68,796)  (61,547)
                                                   --------   -------
                                                   $140,921   133,949
                                                   ========   =======

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $10,450,000, $9,814,000, and $8,508,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2009, 2008 and 2007 was $33,000, $71,000 and $264,000, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                                          Mortgage
                                          Core Deposit   Servicing
(Dollars in thousands)                     Intangible    Rights (1)    Total
----------------------                    ------------   ----------   ------
AS OF DECEMBER 31, 2009
   Gross carrying value                     $ 31,847
   Accumulated amortization                  (17,910)
                                            --------
   Net carrying value                       $ 13,937        1,041     14,978
                                            ========
AS OF DECEMBER 31, 2008
   Gross carrying value                     $ 27,807
   Accumulated amortization                  (14,794)
                                            --------
   Net carrying value                       $ 13,013        1,262     14,275
                                            ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                             9.1          9.4        9.1
AGGREGATE AMORTIZATION EXPENSE
   For the year ended December 31, 2009     $  3,116          250      3,366
   For the year ended December 31, 2008        3,051          176      3,227
   For the year ended December 31, 2007        3,202          188      3,390
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2010     $  2,603           74      2,677
   For the year ended December 31, 2011        1,895           72      1,967
   For the year ended December 31, 2012        1,534           70      1,604
   For the year ended December 31, 2013        1,283           68      1,351
   For the year ended December 31, 2014        1,034           65      1,099

1   Gross carrying value and accumulated amortization are not readily available

The following is a summary of activity in goodwill for the years ended December 31, 2009 and 2008:

                                 Years ended December 31,
                                 ------------------------
(Dollars in thousands)              2009         2008
----------------------           ---------   ------------
Balance at beginning of period   $ 146,752     140,301
Acquisition of San Juans              (493)      6,451
                                 ---------     -------
Balance at end of period         $ 146,259     146,752
                                 =========     =======

7.  DEPOSITS

Deposits consist of the following at:

                                                                December 31,
                                                  --------------------------------------
(Dollars in thousands)                                    2009               2008
----------------------                            ------------------   -----------------
Demand accounts ...............................   $  810,550    19.8%    747,439    22.9%
                                                  ----------    ----   ---------   -----
NOW accounts ..................................      749,535    18.3%    515,211    15.8%
Savings accounts ..............................      324,234     7.9%    280,895     8.6%
Money market demand accounts ..................      907,949    22.1%    779,154    23.9%
Certificates of deposit .......................    1,307,884    31.9%    939,776    28.8%
                                                  ----------   -----   ---------   -----
   Total interest bearing deposits ............    3,289,602    80.2%  2,515,036    77.1%
                                                  ----------   -----   ---------   -----
   Total deposits .............................   $4,100,152   100.0%  3,262,475   100.0%
                                                  ==========   =====   =========   =====
Deposits with a balance $100,000 and greater ..   $2,315,750           1,621,430
                                                  ==========           =========

At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

                                                   Years ending December 31,
                                      --------------------------------------------------
(Dollars in thousands)      TOTAL        2010       2011     2012     2013    Thereafter
----------------------   ----------   ---------   -------   ------   ------   ----------
1.00% and lower ......   $  170,133     169,896        36      194        7         --
1.01% to 2.00% .......      590,288     553,632    33,922    1,844      356        534
2.01% to 3.00% .......      379,977     280,048    64,292   29,374    1,724      4,539
3.01% to 4.00% .......       93,894      48,593    23,189    4,807    5,806     11,499
4.01% to 5.00% .......       43,226      26,662     8,863    4,445    3,069        187
5.01% to 6.00% .......       30,098      12,429    10,849    6,598      101        121
6.01% to 7.00% .......          246         120       126       --       --         --
7.01% to 8.00% .......           22          --        --       22       --         --
                         ----------   ---------   -------   ------   ------     ------
                         $1,307,884   1,091,380   141,277   47,284   11,063     16,880
                         ==========   =========   =======   ======   ======     ======

Interest expense on deposits is summarized as follows:

                                   Years ended December 31,
                                  -------------------------
(Dollars in thousands)              2009     2008     2007
----------------------            -------   ------   ------
NOW accounts ..................   $ 2,280    3,014    4,708
Savings accounts ..............       947    1,865    2,679
Money market demand accounts ..     8,564   17,234   27,248
Certificates of deposit .......    26,638   32,899   46,824
                                  -------   ------   ------
                                  $38,429   55,012   81,459
                                  =======   ======   ======

The Company reclassified approximately $2,894,000 and $3,199,000 of overdraft demand deposits to loans as of December 31, 2009 and 2008, respectively. NOW, money market demand and certificates of deposit totals include wholesale deposits of $350,760,000 as of December 31, 2009. The Company has entered into deposit transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2009, and 2008 was approximately $53,082,000 and $59,343,000, respectively.

8. BORROWINGS

Advances from the FHLB consist of the following:

                                                                                  Totals as of
                                  Maturing in Years ending December 31,           December 31,
                         ---------------------------------------------------   -----------------
(Dollars in thousands)     2010     2011    2012    2013   2014   Thereafter     2009      2008
----------------------   --------   ----   ------   ----   ----   ----------   -------   -------
0.00% to 1.00% .......   $585,282     --       --    --     --           --    585,282   175,900
1.01% to 2.00% .......         --     --       --    --     --           --         --        --
2.01% to 3.00% .......         --     --       --    --     --       20,000     20,000        --
3.01% to 4.00% .......         --     --   40,000    --     --      100,000    140,000   116,000
4.01% to 5.00% .......        750    207   42,000    --     --          779     43,736    45,142
5.01% to 6.00% .......         --     --       --    --     --        1,074      1,074     1,091
6.01% to 7.00% .......         25     --       --    --     --          250        275       323
                         --------    ---   ------   ---    ---      -------    -------   -------
                         $586,057    207   82,000    --     --      122,103    790,367   338,456
                         ========    ===   ======   ===    ===      =======    =======   =======

In addition to specifically pledged loans and investment securities, the FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments. The total amount of advances available as of December 31, 2009 was approximately $309,476,000. The weighted average fixed interest rate on these advances was 1.14 percent and
2.10 percent at December 31, 2009 and 2008, respectively.

With respect to $202,000,000 of advances at December 31, 2009, the FHLB holds put options that will be exercised on the quarterly measurement date, after the initial call date, if three month LIBOR is greater than 8%. The FHLB put options as of December 31, 2009 are summarized as follows:

            (Dollars in thousands)
---------------------------------------------
             Interest                Earliest
 Amount        Rate       Maturity     Call
--------   ------------   --------   --------
$ 82,000   3.49% - 4.83%    2012       2010

  75,000   3.16% - 4.64%    2015       2010

  45,000   2.93% - 3.05%    2016       2010
--------
$202,000
========

The Company had borrowings through the FRB of $225,000,000 and $914,000,000 as of December 31, 2009 and 2008, respectively. The borrowings have a weighted average fixed interest rate of 0.26 percent, mature in 2010 and are collateralized by loans and investments with an available balance of $564,414,000 as of December 31, 2009.

The Company had U.S. Treasury Tax and Loan borrowings of $5,136,000 and $6,067,000 as of December 31, 2009 and 2008, respectively. The borrowings as of December 31, 2009 are short term and have an interest rate of fed funds less 25 basis points and are collateralized with loans and investments with an available balance of $9,060,000.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of the following at:

                                                               BOOK        MARKET
                                                WEIGHTED     VALUE OF     VALUE OF
December 31, 2009                 REPURCHASE     AVERAGE    UNDERLYING   UNDERLYING
(Dollars in thousands)              AMOUNT     FIXED RATE     ASSETS       ASSETS
----------------------            ----------   ----------   ----------   ----------

Securities sold under agreements
   to repurchase within:
   Overnight ...................     $210,132       0.92%      $210,449      206,450
   Term up to 30 days ..........          410       2.75%           476          487
   Term over 90 days ...........        1,964       2.34%         2,284        2,339
                                     --------                  --------      -------
                                     $212,506       0.94%      $213,209      209,276
                                     ========                  ========      =======

December 31, 2008
(Dollars in thousands)
----------------------
Securities sold under agreements
   to repurchase within:
   Overnight ...................     $186,217       1.22%      $201,185      191,985
   Term 30 - 90 days ...........        2,146       2.74%            --           --
                                     --------                  --------      -------
                                     $188,363       1.23%      $201,185      191,985
                                     ========                  ========      =======

The securities, consisting of U.S. Agency and U.S. Government Sponsored Enterprises issued or guaranteed residential mortgage-backed securities, subject to agreements to repurchase are for the same securities originally sold, and are held in a custody account by a third party. For the years ended December 31, 2009 and 2008, securities sold under agreements to repurchase averaged approximately $204,503,000 and $188,952,000, respectively, and the maximum outstanding at any month end during the year was approximately $234,914,000 and $196,461,000, respectively.

10.  SUBORDINATED DEBENTURES

Trust Preferred Securities were issued by the Company's seven trust subsidiaries, the common stock of which is wholly-owned by the Company, in conjunction with the Company issuing Subordinated Debentures to the trust subsidiaries. The terms of the Subordinated Debentures are the same as the terms of the Trust Preferred Securities. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the trust subsidiaries. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the Trust Preferred Securities.

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

The terms of the Subordinated Debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

                                            Rate at
                                          December 31,       Fixed/          Variable Rate      Maturity   Redemption
(Dollars in thousands)          Amount        2009          Variable         Structure (1)        Date        Date
----------------------         --------   ------------   -------------   --------------------   --------   ----------
First Co Trust 01 ..........   $  2,766      3.581%         Variable     3 mo LIBOR plus 3.30%  07/31/31    07/31/11
First Co Trust 03 ..........      2,047      3.501%         Variable     3 mo LIBOR plus 3.25%  03/26/33    03/26/08
Glacier Capital Trust II ...     46,393      3.034%         Variable     3 mo LIBOR plus 2.75%  04/07/34    04/07/09
Citizens Capital Trust I ...      5,155      2.903%         Variable     3 mo LIBOR plus 2.65%  06/17/34    06/17/09
Glacier Capital Trust III ..     36,083      6.078%      Fixed 5 years   3 mo LIBOR plus 1.29%  04/07/36    04/07/11
Glacier Capital Trust IV ...     30,928      7.235%      Fixed 5 years   3 mo LIBOR plus 1.57%  09/15/36    09/15/11
San Juan Trust I ...........      1,616      6.681%      Fixed 5 years   3 mo LIBOR plus 1.82%  03/01/37    03/01/12
                               --------
                               $124,988
                               ========

(1) For fixed rate debentures, this will be the rate structure upon conversion to variable rate.

11. REGULATORY CAPITAL

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the FRB's adequacy guidelines and the Company's and bank subsidiaries' compliance with those guidelines as of December 31, 2009.

                                                             Minimum Capital    Well Capitalized
                                                Actual         Requirement        Requirement
                                           ---------------   ---------------   -----------------
                                            Amount   Ratio    Amount   Ratio    Amount    Ratio
                                           -------   -----   -------   -----   -------   ------
Tier 1 capital (to risk weighted assets)
   Consolidated ........................   656,880   14.02%  187,439    4.00%  281,158    6.00%
   Glacier .............................   128,765   12.33%   41,781    4.00%   62,672    6.00%
   Mountain West .......................   129,649   13.39%   38,728    4.00%   58,092    6.00%
   First Security ......................    99,762   14.91%   26,756    4.00%   40,135    6.00%
   1st Bank ............................    58,119   14.99%   15,504    4.00%   23,256    6.00%
   Western .............................    61,594   14.67%   16,794    4.00%   25,191    6.00%
   Big Sky .............................    49,766   16.06%   12,393    4.00%   18,589    6.00%
   Valley ..............................    28,495   13.11%    8,694    4.00%   13,041    6.00%
   First National ......................    29,517   15.98%    7,390    4.00%   11,084    6.00%
   Citizens ............................    22,201   11.32%    7,844    4.00%   11,766    6.00%
   First Bank-MT .......................    18,437   12.73%    5,794    4.00%    8,691    6.00%
   San Juans ...........................    17,942   11.11%    6,462    4.00%    9,693    6.00%
Total capital (to risk weighted assets)
   Consolidated ........................   716,498   15.29%  374,877    8.00%  468,597   10.00%
   Glacier .............................   142,142   13.61%   83,562    8.00%  104,453   10.00%
   Mountain West .......................   142,066   14.67%   77,456    8.00%   96,820   10.00%
   First Security ......................   108,246   16.18%   53,513    8.00%   66,891   10.00%
   1st Bank ............................    63,039   16.26%   31,009    8.00%   38,761   10.00%
   Western .............................    66,886   15.93%   33,588    8.00%   41,985   10.00%
   Big Sky .............................    53,721   17.34%   24,786    8.00%   30,982   10.00%
   Valley ..............................    31,232   14.37%   17,388    8.00%   21,734   10.00%
   First National ......................    31,196   16.89%   14,779    8.00%   18,474   10.00%
   Citizens ............................    24,682   12.59%   15,688    8.00%   19,610   10.00%
   First Bank-MT .......................    20,261   13.99%   11,588    8.00%   14,485   10.00%
   San Juans ...........................    19,988   12.37%   12,924    8.00%   16,155   10.00%
Leverage capital (to average assets)
   Consolidated ........................   656,880   11.20%  234,518    4.00%      N/A     N/A
   Glacier .............................   128,765   10.09%   51,043    4.00%   63,803    5.00%
   Mountain West .......................   129,649   10.98%   47,217    4.00%   59,021    5.00%
   First Security ......................    99,762   11.32%   35,237    4.00%   44,046    5.00%
   1st Bank ............................    58,119    9.74%   23,865    4.00%   29,832    5.00%
   Western .............................    61,594   10.19%   24,185    4.00%   30,231    5.00%
   Big Sky .............................    49,766   13.67%   14,561    4.00%   18,201    5.00%
   Valley ..............................    28,495    8.57%   13,297    4.00%   16,621    5.00%
   First National ......................    29,517   10.38%   11,376    4.00%   14,220    5.00%
   Citizens ............................    22,201    9.62%    9,227    4.00%   11,534    5.00%
   First Bank-MT .......................    18,437    9.19%    8,020    4.00%   10,026    5.00%
   San Juans ...........................    17,942   10.33%    6,948    4.00%    8,685    5.00%

11. REGULATORY CAPITAL. . . CONTINUED

The following table illustrates the FRB's adequacy guidelines and the Company's and bank subsidiaries' compliance with those guidelines as of December 31, 2008:

                                                             Minimum capital   Well capitalized
                                                Actual         requirement        requirement
                                           ---------------   ---------------   ----------------
                                            Amount   Ratio    Amount   Ratio    Amount   Ratio
                                           -------   -----   -------   -----   -------   -----
Tier 1 capital (to risk weighted assets)
   Consolidated ........................   640,275   14.30%  179,117    4.00%  268,676    6.00%
   Glacier .............................   119,748   11.31%   42,341    4.00%   63,512    6.00%
   Mountain West .......................   101,315   10.62%   38,151    4.00%   57,226    6.00%
   First Security ......................    96,800   14.29%   27,088    4.00%   40,632    6.00%
   1st Bank ............................    38,527   12.58%   12,252    4.00%   18,378    6.00%
   Western .............................    59,825   13.26%   18,043    4.00%   27,065    6.00%
   Big Sky .............................    38,561   11.89%   12,974    4.00%   19,462    6.00%
   Valley ..............................    29,269   13.65%    8,574    4.00%   12,861    6.00%
   Citizens ............................    19,564   10.84%    7,217    4.00%   10,826    6.00%
   First Bank-MT .......................    15,149   11.70%    5,179    4.00%    7,769    6.00%
   San Juans ...........................    13,490    9.26%    5,830    4.00%    8,745    6.00%
Total capital (to risk weighted assets)
   Consolidated ........................   696,505   15.55%  358,234    8.00%  447,793   10.00%
   Glacier .............................   133,051   12.57%   84,682    8.00%  105,853   10.00%
   Mountain West .......................   113,287   11.88%   76,302    8.00%   95,377   10.00%
   First Security ......................   105,303   15.55%   54,176    8.00%   67,719   10.00%
   1st Bank ............................    42,370   13.83%   24,504    8.00%   30,630   10.00%
   Western .............................    65,481   14.52%   36,087    8.00%   45,108   10.00%
   Big Sky .............................    42,642   13.15%   25,949    8.00%   32,436   10.00%
   Valley ..............................    31,959   14.91%   17,148    8.00%   21,435   10.00%
   Citizens ............................    21,825   12.10%   14,434    8.00%   18,043   10.00%
   First Bank-MT .......................    16,772   12.95%   10,358    8.00%   12,948   10.00%
   San Juans ...........................    15,322   10.51%   11,660    8.00%   14,575   10.00%
Leverage capital (to average assets)
   Consolidated ........................   640,275   12.38%  206,812    4.00%      N/A     N/A
   Glacier .............................   119,748    9.79%   48,929    4.00%   61,161    5.00%
   Mountain West .......................   101,315    8.68%   46,707    4.00%   58,383    5.00%
   First Security ......................    96,800   11.31%   34,229    4.00%   42,786    5.00%
   1st Bank ............................    38,527    8.08%   19,077    4.00%   23,847    5.00%
   Western .............................    59,825   10.71%   22,335    4.00%   27,919    5.00%
   Big Sky .............................    38,561   11.62%   13,272    4.00%   16,589    5.00%
   Valley ..............................    29,269    9.11%   12,846    4.00%   16,058    5.00%
   Citizens ............................    19,564    9.46%    8,274    4.00%   10,343    5.00%
   First Bank-MT .......................    15,149   10.17%    5,961    4.00%    7,451    5.00%
   San Juans ...........................    13,490    9.66%    5,586    4.00%    6,982    5.00%

N/A - not applicable

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its bank holding company if the institution would thereafter be capitalized at less than 8 percent total capital (to risk weighted assets), 4 percent tier 1 capital (to risk weighted assets), or a 4 percent tier 1 capital (to average assets). At December 31, 2009 and 2008, each of the bank subsidiaries' capital measures exceed the highest supervisory threshold, which requires total capital (to risk weighted assets) of at least 10 percent, tier 1 capital (to risk weighted assets) of at least 6 percent, and a leverage capital (to average assets) of at least 5 percent.

11. REGULATORY CAPITAL. . . CONTINUED

Each of the bank subsidiaries was considered well capitalized by the respective regulator as of December 31, 2009 and 2008. There are no conditions or events since year end that management believes have changed the Company's or subsidiaries' risk-based capital category. In addition to the minimum regulatory capital requirements, certain bank subsidiaries have added regulatory capital requirements of which they are in compliance as of December 31, 2009.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The bank subsidiaries are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2009, $71,537,000 of retained earnings at the bank subsidiaries is available to the parent company without regulatory approval.

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

                                          Years ended December 31,
                                        ---------------------------
(Dollars in thousands)                    2009       2008     2007
----------------------                  --------   -------   ------
Current:
   Federal ..........................   $ 26,557    37,373   29,016
   State ............................      7,189     8,271    6,491
                                        --------   -------   ------
      Total current tax expense .....     33,746    45,644   35,507
                                        ========   =======   ======
Deferred:
   Federal ..........................    (24,656)   (9,979)    (348)
   State ............................     (5,099)   (2,064)     (72)
                                        --------   -------   ------
      Total deferred tax benefit ....    (29,755)  (12,043)    (420)
                                        --------   -------   ------
         Total income tax expense ...   $  3,991    33,601   35,087
                                        ========   =======   ======

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                     Years ended December 31,
                                                     ------------------------
                                                       2009    2008   2007
                                                     -------   ----   ----
Federal statutory rate ...........................     35.0%   35.0%  35.0%
State taxes, net of federal income tax benefit ...      3.8%    4.1%   4.0%
Tax-exempt interest income .......................    -21.0%   -4.9%  -4.4%
Tax credits ......................................     -3.3%   -0.1%   0.0%
Bargain purchase gain ............................     -3.2%    0.0%   0.0%
Other, net .......................................     -0.9%   -0.2%  -0.8%
                                                       ----    ----   ----
                                                       10.4%   33.9%  33.8%
                                                       ====    ====   ====

12. FEDERAL AND STATE INCOME TAXES . . . CONTINUED

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                                December 31,
                                                            ------------------
(Dollars in thousands)                                        2009      2008
----------------------                                      --------   -------
Deferred tax assets:
   Allowance for loan and lease losses ..................   $ 56,067    30,061
   Non-accrual interest .................................      4,524     1,652
   Stock based compensation .............................      3,612     3,100
   Impairment of equity securities (FHLMC & FNMA) .......      2,976     2,976
   Deferred compensation ................................      2,877     2,896
   Employee benefits ....................................      2,046     1,617
   Available-for-sale securities ........................        224       803
   Other ................................................      1,539       671
                                                            --------   -------
       Total gross deferred tax assets ..................     73,865    43,776
                                                            --------   -------
Deferred tax liabilities:
   Federal Home Loan Bank stock dividends ...............    (10,234)  (10,012)
   Intangibles ..........................................     (8,352)   (7,897)
   Fixed assets, due to differences in depreciation .....     (7,704)   (6,393)
   Deferred loan costs ..................................     (4,338)   (3,768)
   Other ................................................     (2,155)   (1,414)
                                                            --------   -------
       Total gross deferred tax liabilities .............    (32,783)  (29,484)
                                                            --------   -------
         Net deferred tax asset .........................   $ 41,082    14,292
                                                            ========    ======

The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First National have operations in Wyoming and Mountain has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination:

                  Years ended December 31,
           -------------------------------------
Federal    2006, 2007 and 2008
Montana    2003, 2004, 2005, 2006, 2007 and 2008
Idaho      2003, 2004, 2005, 2006, 2007 and 2008
Colorado   2005, 2006, 2007 and 2008
Utah       2006, 2007 and 2008

During 2009, the Company made investments in CDE's which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. In addition to previous LIHTC investments, during the third quarter 2009, the Company made another investment in a LIHTC. The LIHTC is an indirect Federal subsidy used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. During the year, the Company invested in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits until the bonds mature. The federal income tax credits on the bonds are subject to federal and state income tax.

12. FEDERAL AND STATE INCOME TAXES . . . CONTINUED

Following is a list of expected federal income tax credits to be received in the years indicated.

                            New       Low-Income     Investment
      Years ended          Market       Housing      Securities
(Dollars in thousands)  Tax Credits   Tax Credits   Tax Credits
---------------------   -----------   -----------   -----------
   2010                     1,530          337           536
   2011                     1,530          785           541
   2012                     1,836          785           541
   2013                     1,836          785           541
   2014                     1,836          785           541
Thereafter                  1,836        3,324         3,834
                          -------        -----         -----
                          $10,404        6,801         6,534
                          =======        =====         =====

In accordance with FASB ASC Topic 740, Income Taxes, the Company determined its unrecognized tax benefit to be $0 and $152,000 as of December 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)                                           2009   2008
----------------------                                          -----   ----
Balance at beginning of period ..............................   $ 152    210
Reduction of unrecognized tax benefits for expired periods ..    (152)   (58)
                                                                -----   ----
Balance at end of period ....................................   $  --    152
                                                                =====   ====

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the years ended December 31, 2009 and 2008, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $0 and $37,000 accrued for the payment of interest at December 31, 2009 and 2008, respectively. The Company had accrued $0 for the payment of penalties at December 31, 2009 and 2008.

Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more-likely-than not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than not means a likelihood of more than 50 percent. The Company has assessed the need for a valuation allowance and determined that a valuation allowance is not necessary at December 31, 2009 and 2008. The Company believes that it is more likely than not that the Company's deferred tax assets will be realized by offsetting taxable income in carryback years, and by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) expected for any bank subsidiary.

Retained earnings at December 31, 2009 includes approximately $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year federal reserve for bad debt, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this federal reserve for bad debt into taxable income.

13. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan that is subject to a "safe harbor" provision requiring an annual 3 percent non-elective contribution by the Company. The Company amended the plan during 2009, retaining the same safe harbor contribution and modifying the 401(k) match to be discretionary. To be considered eligible for the plan, an employee must be 21 year of age and have been employed for a full calendar quarter. In addition, elective contributions, depending on the Company's profitability, may be made to the plan. To be considered eligible for the elective contributions, an employee must be 21 years of age, worked 501 hours in the plan year and be employed as of the last day of the plan year. Entry dates for the profit sharing plan are the first day of the plan year and first day of the fourth, seventh, and tenth months. Participants are at all times fully vested in all contributions. The total profit sharing plan expense for the years ended December 31, 2009, 2008, and 2007 was approximately $2,149,000, $3,034,000 and $3,964,000 respectively.

The Company also has an employees' savings plan. The plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation. Currently, the Company matches an amount equal to 50 percent of the employee's contribution, up to 6 percent of the employee's eligible compensation. Entry dates for the employees' savings plan are the first day of the plan year and first day of the fourth, seventh, and tenth months. Participants are at all times fully vested in all contributions. The Company's contribution to the savings plan for the years ended December 31, 2009, 2008 and 2007 was approximately $1,538,000, $1,445,000, and $1,333,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 50 percent of a participants' salary, and for 100 percent of bonuses and directors fees, at the election of the participant. The total amount deferred was approximately $408,000, $461,000, and $543,000, for the years ending December 31, 2009, 2008, and 2007, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2009, 2008, and 2007 for this plan were approximately $124,000, $261,000, and $259,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2009, the liability related to the obligations was approximately $1,500,000 and was included in other liabilities of the Consolidated Statements of Financial Condition. The amount expensed related to the obligations during 2009 was insignificant.

The Company has a Supplemental Executive Retirement Plan ("SERP") which is intended to supplement payments due to participants upon retirement under the Company's other qualified plans. The Company credits the participant's account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant's account under the tax-qualified plans were it not for limitations imposed by the Internal Revenue Service ("IRS"), or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company's required contribution to the SERP for the years ended December 31, 2009, 2008 and 2007 was approximately $20,000, $31,000, and $70,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company's return on equity. The total earnings for the years ended 2009, 2008, and 2007 for this plan were approximately $24,000, $50,000, and $52,000, respectively.

The Company has elected to self-insure certain costs related to employee health and dental benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis for the employee health and dental benefit programs.

The Company has entered into employment contracts with 16 senior officers that provide benefits under certain conditions following a change in control of the Company.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Years Ended December 31,
                                          -------------------------------------
                                              2009         2008         2007
                                          -----------   ----------   ----------
Net earnings available to common
   stockholders, basic and diluted ....   $34,374,000   65,657,000   68,603,000
Average outstanding shares - basic ....    61,529,944   54,851,145   53,236,489
Add: Dilutive stock options ...........         1,696      152,669      511,909
                                          -----------   ----------   ----------
Average outstanding shares - diluted ..    61,531,640   55,003,814   53,748,398
                                          ===========   ==========   ==========
Basic earnings per share ..............   $      0.56         1.20         1.29
                                          ===========   ==========   ==========
Diluted earnings per share ............   $      0.56         1.19         1.28
                                          ===========   ==========   ==========

There were approximately 2,717,000, 1,421,000, and 701,000 options excluded from the diluted share calculation for December 31, 2009, 2008, and 2007, respectively, due to the option exercise price exceeding the market price of the Company's common stock.

15. STOCK OPTION PLANS

The Company has stock-based compensation plans outstanding. The Directors 1994 Stock Option Plan was approved to provide for the grant of stock options to outside Directors of the Company. The Directors 1994 Stock Option Plan expired in March of 2009 and has granted but unexpired stock options outstanding. The Employees 1995 Stock Option Plan was approved to provide the grant of stock options to certain full-time employees of the Company. The Employees 1995 Stock Option Plan expired in April 2005 and has granted but unexpired stock options outstanding. The 2005 Stock Incentive Plan provides awards to certain full-time employees and directors of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. Upon exercise of the stock options, the shares are obtained from the authorized and unissued stock.

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

Compensation cost is based on the fair value of the stock options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the twelve months ended December 31, 2009, the compensation cost for the stock option plans was $1,842,000, with a corresponding income tax benefit of $726,000, resulting in a net earnings and cash flow from operations reduction of $1,116,000, or a decrease of $.02 per share for both basic and diluted earnings per share. Additionally, in the Consolidated Statement of Cash Flows, the excess tax benefit from stock options decreased the net cash provided from operating activities and increased the net cash provided by financing activities by $75,000 for the twelve months ended December 31, 2009. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 1 year was $958,000 as of December 31, 2009. The total fair value of shares vested for the year ended December 31, 2009 and 2008 was $3,334,000 and $3,596,000, respectively.

15. STOCK OPTION PLANS . . . CONTINUED

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

                                                      Options Granted
                                                           During
                                                   ---------------------
                                                    2009    2008    2007
                                                   -----   -----   -----
Fair value of stock options - Black Scholes ....   $4.26   $3.56   $5.05
Expected volatility ............................      44%     29%     26%
Expected dividends .............................    2.74%   2.30%   2.12%
Risk free interest rate ........................    1.40%   2.49%   4.80%
Expected life ..................................    3.47    3.46    3.47

At December 31, 2009, total shares available for stock option grants to employees and directors are 2,716,109. Changes in shares granted for stock options for the year ended December 31, 2009 are summarized as follows:

                                                     Weighted
                                                      Average
                                                     Exercise
                                          Options      Price
                                         ---------   --------
Outstanding at December 31, 2008 .....   2,628,609    $19.73
Canceled .............................    (185,144)    18.41
Granted ..............................     440,715     15.37
Exercised ............................    (188,535)    13.55
                                         ---------
Outstanding at December 31, 2009 .....   2,695,645     19.52
                                         =========
Excercisable at December 31, 2009 ....   1,862,865     20.67
                                         =========

The range of exercise prices on options outstanding and exercisable at December 31, 2009 is as follows:

                                                                        Options Exercisable
                                                                   ----------------------------
                                   Weighted          Weighted                       Weighted
                    Options         Average          Average         Options        Average
Price Range       Outstanding   Exercise Price   Life of Options   Exercisable   Exercise Price
-----------       -----------   --------------   ---------------   -----------   --------------
$13.91 -$18.19     1,346,245        $16.65          3.2 years         514,465        $16.73
$18.74 - $24.73    1,349,400         22.47          1.7 years       1,348,400         22.47
                   ---------                                        ---------
                   2,695,645         19.52          2.6 years       1,862,865         20.67
                   =========                                        =========

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for the Company:

STATEMENTS OF FINANCIAL CONDITION

                                                        December 31,
                                                    -------------------
(Dollars in thousands)                                 2009       2008
----------------------                              ---------   -------
Assets:
   Cash .........................................   $     565     1,036
   Interest bearing cash deposits ...............      17,764    97,221
                                                    ---------   -------
      Cash and cash equivalents .................      18,329    98,257
                                                    =========   =======
   Investment securities, available-for-sale ....       1,111        --
   Other assets .................................      15,319    14,443
   Investment in subsidiaries ...................     797,180   702,183
                                                    ---------   -------
                                                    $ 831,939   814,883
                                                    =========   =======
Liabilities and Stockholders' Equity:
   Dividends payable ............................   $   8,011     7,973
   Subordinated debentures ......................     124,988   121,037
   Other liabilities ............................      13,050     8,933
                                                    ---------   -------
      Total  liabilities ........................     146,049   137,943
   Common stock .................................         616       613
   Paid-in capital ..............................     497,493   491,794
   Retained earnings ............................     188,129   185,776
   Accumulated other comprehensive loss .........        (348)   (1,243)
                                                    ---------   -------
      Total stockholders' equity ................     685,890   676,940
                                                    ---------   -------
                                                    $ 831,939   814,883
                                                    =========   =======

STATEMENT OF OPERATIONS

                                                                          Years ended December 31,
                                                                         -------------------------
(Dollars in thousands)                                                     2009     2008     2007
----------------------                                                   -------   ------   ------
Revenues:
   Dividends from subsidiaries .......................................   $24,300   20,500   40,550
   Other income ......................................................     2,775      747      889
   Intercompany charges for services .................................    13,108   12,656   11,345
                                                                         -------   ------   ------
      Total revenues .................................................    40,183   33,903   52,784
Expenses:
   Employee compensation and benefits ................................     7,793    7,769    7,564
   Other operating expenses ..........................................    12,845   13,044   12,969
                                                                         -------   ------   ------
      Total expenses .................................................    20,638   20,813   20,533
   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries .......................................    19,545   13,090   32,251
   Income tax benefit ................................................     1,942    1,952    4,444
                                                                         -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries ....    21,487   15,042   36,695
   Subsidiary earnings in excess of dividends distributed ............    12,887   50,615   31,908
                                                                         -------   ------   ------
Net earnings .........................................................   $34,374   65,657   68,603
                                                                         =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED)...CONTINUED

STATEMENTS OF CASH FLOWS

                                                                            Years ended December 31,
                                                                         -----------------------------
(Dollars in thousands)                                                     2009       2008       2007
----------------------                                                   --------   --------   -------
Operating activities:
   Net earnings ......................................................   $ 34,374    65,657     68,603
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Subsidiary earnings in excess of dividends distributed ............    (12,887)  (50,615)   (31,908)
   Gain on sale of investments .......................................     (2,147)       --         --
   Excess tax benefits related to the exercise of stock options ......        (75)   (1,325)    (1,745)
   Net increase in other assets and other liabilities ................      1,356     3,411      5,316
                                                                         --------   -------    -------
Net cash provided by operating activities ............................     20,621    17,128     40,266
                                                                         --------   -------    -------
Investing activities:
   Proceeds from sales, maturities and prepayments of
      securities available-for-sale ..................................      2,267     1,270         --
   Purchases of investment securities available-for-sale .............       (285)       --         --
   Equity contribution to subsidiary banks ...........................    (68,753)  (15,455)   (10,416)
   Net addition of premises and equipment ............................     (4,451)   (2,741)    (3,401)
                                                                         --------   -------    -------
Net cash used by investing activities ................................    (71,222)  (16,926)   (13,817)
                                                                         --------   -------    -------
Financing activities:
   Net increase in other borrowed funds ..............................         65        --         --
   Cash dividends paid ...............................................    (32,021)  (29,079)   (26,694)
   Excess tax benefits from stock options ............................         75     1,325      1,745
   Proceeds from exercise of stock options and other stock issued ....      2,554   103,749      6,154
                                                                         --------   -------    -------
Net cash provided by (used in) financing activities ..................    (29,327)   75,995    (18,795)
                                                                         --------   -------    -------
Net increase in cash and cash equivalents ............................    (79,928)   76,197      7,654
Cash and cash equivalents at beginning of year .......................     98,257    22,060     14,406
                                                                         --------   -------    -------
Cash and cash equivalents at end of year .............................   $ 18,329    98,257     22,060
                                                                         ========   =======    =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows:

                                                                      QUARTERS ENDED, 2009
                                                 -------------------------------------------------------------
(Dollars in thousands, except per share data)       MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
---------------------------------------------    -------------   -------------   -------------   -------------
Interest income ..............................   $      75,532          74,420          74,430          78,112
Interest expense .............................          15,154          13,939          13,801          14,273
                                                 -------------   -------------   -------------   -------------
Net interest income ..........................          60,378          60,481          60,629          63,839
Gain on investments ..........................              --              --           2,667           3,328
Provision for loan losses ....................          15,715          25,140          47,050          36,713
Earnings (loss) before income taxes ..........          22,414          13,696          (6,617)          8,872
Net earnings (loss) ..........................          15,779          10,652          (1,531)          9,474
Basic earnings (loss) per share ..............            0.26            0.17           (0.02            0.15
Diluted earnings (loss) per share ............            0.26            0.17           (0.02            0.15
Dividends per share ..........................            0.13            0.13            0.13            0.13
Market range high-low ........................   $19.36-$12.15   $18.97-$14.67   $16.80-$12.92   $14.62-$11.92

17. UNAUDITED QUARTERLY FINANCIAL DATA...CONTINUED

                                                                      Quarters ended, 2008
                                                 -------------------------------------------------------------
(Dollars in thousands, except per share data)       March 31        June 30       September 30    December 31
---------------------------------------------    -------------   -------------   -------------   -------------
Interest income ..............................   $      76,016          74,573          75,689          76,707
Interest expense .............................          27,387          22,273          22,113          18,599
                                                 -------------   -------------   -------------   -------------
Net interest income ..........................          48,629          52,300          53,576          58,108
Gain (loss) on investments ...................             248              --          (7,593)             --
Provision for loan losses ....................           2,500           5,042           8,715          12,223
Earnings before income taxes .................          26,778          28,196          18,854          25,430
Net earnings .................................          17,399          18,459          12,785          17,014
Basic earnings per share .....................            0.32            0.35            0.23            0.30
Diluted earnings per share ...................            0.32            0.34            0.24            0.29
Dividends per share ..........................            0.13            0.13            0.13            0.13
Market range high-low ........................   $20.48-$15.54   $21.78-$15.99   $27.72-$14.46   $25.36-$14.12

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following are the assets measured at fair value on a recurring basis at and for the period ended December 31, 2009 and 2008:

                                                       ASSETS/       QUOTED PRICES     SIGNIFICANT
                                                     LIABILITIES   IN ACTIVE MARKETS      OTHER      SIGNIFICANT
                                                     MEASURED AT     FOR IDENTICAL      OBSERVABLE   UNOBSERVABLE
                                                      FAIR VALUE        ASSETS            INPUTS        INPUTS
(Dollars in thousands)                                12/31/2009       (LEVEL 1)        (LEVEL 2)      (LEVEL 3)
----------------------                               -----------   -----------------   -----------   ------------
Financial assets:
   U.S. government agencies ......................    $      209           --                 209           --
   Government sponsored enterprises ..............           177           --                 177           --
   State and local governments and other issues ..       480,976           --             478,888        2,088
   Collateralized debt obligations ...............         6,789           --                  --        6,789
   Residential mortgage-backed securities ........       955,042           --             953,931        1,111
                                                      ----------          ---           ---------        -----
       Total financial assets ....................    $1,443,193           --           1,433,205        9,988
                                                      ==========          ===           =========        =====

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

                                                          Assets/      Quoted Prices      Significant
                                                        Liabilities   in Active Markets      Other       Significant
                                                        Measured at    for Identical       Observable   Unobservable
                                                         Fair Value        Assets            Inputs        Inputs
(Dollars in thousands)                                   12/31/2008      (Level 1)         (Level 2)      (Level 3)
----------------------                                  -----------   -----------------   -----------   ------------
Financial assets:
   U.S. government agencies .........................     $    217            --                217            --
   Government sponsored enterprises .................          312            --                312            --
   State and local governments and other issues .....      418,143            --            417,859           284
   Collateralized debt obligations ..................       15,540            --                 --        15,540
   Residential mortgage-backed securities ...........      494,470            --            486,873         7,597
                                                          --------           ---            -------        ------
       Total financial assets .......................     $928,682            --            905,261        23,421
                                                          ========           ===            =======        ======

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

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2009 and 2008.

                                                                       December 31,
                                                                     ----------------
(Dollars in thousands)                                                 2009     2008
----------------------                                               -------   ------
Balance at beginning of year .....................................   $23,421   16,948
Total unrealized gains included in other comprehensive income ....    (7,264)    (747)
Amortization, accretion or principal payments ....................      (539)    (377)
Purchases ........................................................     2,251       --
Transfers into level 3 ...........................................        --    7,597
Transfers out of level 3 .........................................    (7,881)      --
                                                                     -------   ------
Balance at end of year ...........................................   $ 9,988   23,421
                                                                     =======   ======

The change in unrealized gains (losses) related to available-for-sale securities is reported in the accumulated other comprehensive income (loss).

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at December 31, 2009 and 2008:

                                                                  QUOTED
                                                                  PRICES
                                                                IN ACTIVE
                                                    ASSETS/      MARKETS    SIGNIFICANT
                                                  LIABILITIES      FOR         OTHER       SIGNIFICANT
                                                  MEASURED AT   IDENTICAL    OBSERVABLE   UNOBSERVABLE
                                                   FAIR VALUE     ASSETS       INPUTS        INPUTS
(Dollars in thousands)                             12/31/2009   (LEVEL 1)    (LEVEL 2)      (LEVEL 3)
-----------------------                           -----------   ---------   -----------   ------------
Financial assets:
   Real estate and other assets owned, net ....     $ 57,320        --            --          57,320
   Impaired loans, net of allowance
      for loan and lease ......................      198,982        --            --         198,982
                                                    --------       ---           ---         -------
      Total financial assets ..................     $256,302        --            --         256,302
                                                    ========       ===           ===         =======

                                                    Assets/       Quoted Prices     Significant
                                                  Liabilities   in Active Markets       Other      Significant
                                                  Measured at     for Identical      Observable   Unobservable
                                                   Fair Value        Assets            Inputs        Inputs
(Dollars in thousands)                             12/31/2008       (Level 1)        (Level 2)      (Level 3)
----------------------                            -----------   -----------------   -----------   ------------
Financial assets:
   Real estate and other assets owned, net ....     $11,539             --               --          11,539
   Impaired loans, net of allowance
      for loan and lease ......................      71,950             --               --          71,950
                                                    -------            ---              ---          ------
      Total financial assets ..................     $83,489             --               --          83,489
                                                    =======            ===              ===          ======

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

The following presents the carrying amounts and estimated fair values in accordance with FASB ASC Topic 825, Financial Instruments, as of December 31, 2009 and 2008.

                                                                        DECEMBER 31, 2009         December 31, 2008
                                                                     -----------------------   ----------------------
(Dollars in thousands)                                                 AMOUNT     FAIR VALUE     Amount    Fair Value
----------------------                                               ----------   ----------   ---------   ----------
Financial assets:
   Cash on hand and in banks .....................................   $  120,731      120,731     125,123      125,123
   Federal funds sold ............................................       87,155       87,155       6,480        6,480
   Interest bearing cash deposits ................................        2,689        2,689       3,652        3,652
   Investment securities .........................................      488,775      488,775     434,677      434,677
   Residential mortgage-backed securities ........................      955,042      955,042     494,470      494,470
   FHLB and FRB stock ............................................       62,577       62,577      60,945       60,945
   Loans receivable, net of allowance for loan and lease losses ..    3,987,318    3,989,168   4,053,454    4,064,215
   Accrued interest receivable ...................................       29,729       29,729      28,777       28,777
                                                                     ----------    ---------   ---------    ---------
      Total financial assets .....................................   $5,734,016    5,735,866   5,207,578    5,218,339
                                                                     ==========    =========   =========    =========

Financial liabilities:
   Deposits ......................................................   $4,100,152    4,111,909   3,262,475    3,273,076
   Advances from Federal Home Loan Bank ..........................      790,367      798,509     338,456      344,597
   Federal Reserve Bank discount window ..........................      225,000      225,000     914,000      914,000
   Repurchase agreements and other borrowed funds ................      226,251      226,271     196,731      196,749
   Subordinated debentures .......................................      124,988       80,473     121,037       63,840
   Accrued interest payable ......................................        7,928        7,928       9,751        9,751
                                                                     ----------    ---------   ---------    ---------
      Total financial liabilities ................................   $5,474,686    5,450,090   4,842,450    4,802,013
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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS...CONTINUED

Advances from FHLB - fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

FRB borrowings - fair value of borrowings through the FRB is estimated based on borrowing rates currently available to the Company through FRB discount window programs with similar terms and maturities.

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

19. CONTINGENCIES AND COMMITMENTS

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2009, 2008, and 2007 was approximately $3,306,000, $2,561,000, and
$2,099,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company's subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2009, 2008, and 2007 was approximately $703,000, $476,000, and $346,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009 are as follows:

                                             Capital   Operating
(Dollars in thousands)                        Leases     Leases     Total
----------------------                       -------   ---------   ------
Years ended December 31,
   2010                                       $  231      2,912     3,143
   2011                                          233      2,621     2,854
   2012                                          235      2,130     2,365
   2013                                          238      1,902     2,140
   2014                                          838      1,739     2,577
   Thereafter                                  1,341      9,533    10,874
                                              ------     ------    ------
   Total minimum lease payments                3,116     20,837    23,953
                                                         ======    ======
Less:  Amount representing interest            1,079
                                              ------
   Present value of minimum lease payments     2,037
Less:  Current portion of
   obligations under capital leases               74
Long-term portion of
   obligations under capital leases           $1,963
                                              ======

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

20. ACQUISITIONS

On October 2, 2009, the Company acquired First Company and its bank subsidiary, First National, with total assets of $272,280,000, loans of $160,538,000 and deposits of $236,529,000. The purchase price included core deposit intangible of $4,040,000. The acquisition resulted in a $3,482,000 one-time bargain purchase gain recorded in other income which was based on the estimated fair value of the assets acquired and liabilities assumed.

On December 1, 2008, the Company acquired Bank of the San Juans Bancorporation and its bank subsidiary, San Juans, with total assets of $157,155,000, loans of $139,376,000 and deposits of $119,019,000. The purchase price included core deposit intangible of $2,101,000 and goodwill of $5,958,000.

Adjustment of the allocated acquisition price may be related to fair value estimates for which all information has not been obtained on the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.

21. OPERATING SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters. If required, VIEs are consolidated into the operating segment which invested into such entities.

On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. On April 30, 2008, Whitefish merged into Glacier with operations conducted under the Glacier charter. The five bank subsidiaries acquired as a result of the acquisition of CDC included Citizens State Bank, First Citizens Bank of Billings, First National Bank of Lewistown, Western Bank of Chinook, and First Citizens Bank, N.A. On January 26, 2007, Citizens State Bank, First Citizens Bank of Billings, and First Citizens Bank, N.A. were merged into First Security, Western, and Glacier, respectively. On June 21, 2007, Western Bank of Chinook merged into First National Bank of Lewistown and renamed First Bank of Montana. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries' historical results.

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

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

The following is a summary of selected operating segment information for the years ended and as of December 31, 2009, 2008, and 2007.

2009                                                    Mountain    First     1st
(Dollars in thousands)                       Glacier      West    Security    Bank    Western  Big Sky   Valley
----------------------                     ----------  ---------  --------  --------  -------  -------  -------
Net interest income .....................  $   57,139     53,302   35,788    24,057    21,233   15,700   14,051
Provision for loan losses ...............     (32,000)   (50,500) (10,450)  (10,800)   (3,200)  (9,200)  (1,200)
                                           ----------  ---------  -------   -------   -------  -------  -------
Net interest income after
   provision for loan and lease losses ..      25,139      2,802   25,338    13,257    18,033    6,500   12,851
Non-interest income .....................      15,387     27,882    8,103     4,628     8,631    3,564    5,717
Core deposit amortization ...............        (330)      (184)    (468)     (652)     (571)     (23)     (42)
Other non-interest expense ..............     (27,325)   (51,525) (18,897)  (14,943)  (16,342)  (8,441)  (9,229)
                                           ----------  ---------  -------   -------   -------  -------  -------
Earnings before income taxes ............      12,871    (21,025)  14,076     2,290     9,751    1,600    9,297
Income tax (expense) benefit ............      (2,803)     9,764   (3,372)     (309)   (2,813)    (121)  (2,740)
                                           ----------  ---------  -------   -------   -------  -------  -------
Net income (loss) .......................  $   10,068    (11,261)  10,704     1,981     6,938    1,479    6,557
                                           ==========  =========  =======   =======   =======  =======  =======
Assets ..................................  $1,325,039  1,172,331  890,672   650,072   624,077  368,571  351,228
Loans, net of ALLL ......................     903,276    919,901  548,471   286,019   314,613  260,433  182,916
Goodwill ................................       8,900     23,159   18,582    41,718    22,311    1,752    1,770
Deposits ................................     726,403    793,006  588,858   421,271   504,619  184,278  211,935
Stockholders' equity ....................     139,799    146,720  120,044   101,789    85,259   51,614   30,585

                                                                First
                                             First              Bank-     San
                                           National  Citizens     MT     Juans    Parent  Eliminations  Consolidated
                                           --------  --------  -------  -------  -------  ------------  ------------
Net interest income .....................  $  3,964   10,437     7,900  245,327    8,021      (6,265)           --
Provision for loan losses ...............    (1,683)  (2,800)     (985)  (1,800)      --          --      (124,618)
                                           --------  -------   -------  -------  -------    --------     ---------
Net interest income after
   provision for loan and lease losses ..     2,281    7,637     6,915    6,221   (6,265)         --       120,709
Non-interest income .....................     4,187    4,235       929    1,329   52,466     (50,584)       86,474
Core deposit amortization ...............      (144)    (111)     (358)    (233)      --          --        (3,116)
Other non-interest expense ..............    (2,011)  (7,992)   (3,189)  (5,435) (13,769)     13,396      (165,702)
                                           --------  -------   -------  -------  -------    --------     ---------
Earnings before income taxes ............     4,313    3,769     4,297    1,882   32,432     (37,188)       38,365
Income tax (expense) benefit ............      (230)  (1,332)   (1,426)    (551)   1,942          --        (3,991)
                                           --------  -------   -------  -------  -------    --------     ---------
Net income ..............................  $  4,083    2,437     2,871   34,374  (37,188)     34,374         1,331
                                           ========  =======   =======  =======  =======    ========     =========
Assets ..................................  $295,953  241,807   217,379  184,528  832,916    (962,778)    6,191,795
Loans, net of ALLL ......................   151,379  161,182   114,113  145,015       --          --     3,987,318
Goodwill ................................        --    9,553    12,556    5,958       --          --       146,259
Deposits ................................   247,256  159,763   143,552  148,474       --     (29,263)    4,100,152
Stockholders' equity ....................    31,364   31,969    32,627   25,410  685,890    (797,180)      685,890

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

2008                                                    Mountain    First     1st
(Dollars in thousands)                       Glacier      West    Security    Bank   Western  Big Sky   Valley
----------------------                     ----------  ---------  --------  -------  -------  -------  -------
Net interest income .....................  $   52,900     45,614   34,212    22,695   20,713   15,595   12,719
Provision for loan losses ...............      (8,825)   (11,150)  (1,750)   (2,012)    (540)  (2,200)    (810)
                                           ----------  ---------  -------   -------  -------  -------  -------
Net interest income after
   provision for loan and lease losses ..      44,075     34,464   32,462    20,683   20,173   13,395   11,909
Non-interest income .....................      13,926     20,353    6,987     4,728    3,306    3,608    4,673
Core deposit amortization ...............        (392)      (196)    (511)     (712)    (623)     (23)     (42)
Other non-interest expense ..............     (27,074)   (41,922) (17,128)  (14,143) (16,151)  (7,390)  (8,770)
                                           ----------  ---------  -------   -------  -------  -------  -------
Earnings before income taxes ............      30,535     12,699   21,810    10,556    6,705    9,590    7,770
Income tax (expense) benefit ............     (10,910)    (3,628)  (7,282)   (3,631)  (1,818)  (3,587)  (2,251)
                                           ----------  ---------  -------   -------  -------  -------  -------
Net income ..............................  $   19,625      9,071   14,528     6,925    4,887    6,003    5,519
                                           ==========  =========  =======   =======  =======  =======  =======
Assets ..................................  $1,250,774  1,226,869  954,218   566,869  609,868  332,325  298,392
Loans, net of ALLL ......................     963,107    955,486  561,691   320,370  354,199  287,394  195,504
Goodwill ................................       8,900     23,159   18,582    41,718   22,311    1,752    1,770
Deposits ................................     609,473    680,404  545,199   418,231  357,729  179,834  185,505
Stockholders' equity ....................     129,890    124,881  116,856    95,200   83,843   40,384   31,483

                                                      First
                                                      Bank-     San
                                           Citizens     MT     Juans    Parent  Eliminations  Consolidated
                                           --------  -------  -------  -------  ------------  ------------
Net interest income .....................  $  7,676    6,676      575   (6,762)          --      212,613
Provision for loan losses ...............      (750)    (390)     (53)      --           --      (28,480)
                                           --------  -------  -------  -------   ----------    ---------
Net interest income after
   provision for loan and lease losses ..     6,926    6,286      522   (6,762)          --      184,133
Non-interest income .....................     2,855      768       85   83,891      (84,146)      61,034
Core deposit amortization ...............      (128)    (405)     (19)      --           --       (3,051)
Other non-interest expense ..............    (6,407)  (3,083)    (397) (13,424)      13,031     (142,858)
                                           --------  -------  -------  -------   ----------    ---------
Earnings before income taxes ............     3,246    3,566      191   63,705      (71,115)      99,258
Income tax (expense) benefit ............    (1,092)  (1,279)     (75)   1,952           --      (33,601)
                                           --------  -------  -------  -------   ----------    ---------
Net income ..............................  $  2,154    2,287      116   65,657      (71,115)      65,657
                                           ========  =======  =======  =======   ==========    =========
Assets ..................................  $217,697  154,645  165,784  814,883   (1,038,354)   5,553,970
Loans, net of ALLL ......................   159,412  114,177  142,114       --           --    4,053,454
Goodwill ................................     9,553   12,556    6,451       --           --      146,752
Deposits ................................   135,970  113,531  143,056       --     (106,457)   3,262,475
Stockholders' equity ....................    29,110   29,329   21,207  676,940     (702,183)     676,940

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

2007                                                    Mountain    First     1st
(Dollars in thousands)                       Glacier      West    Security    Bank   Western  Big Sky   Valley
----------------------                     ----------  ---------  --------  -------  -------  -------  -------
Net interest income .....................  $   40,270     41,115   32,674    20,135   19,043   12,610   10,641
Provision for loan losses ...............      (1,580)    (2,225)  (1,100)     (630)      --     (645)    (405)
                                           ----------  ---------  -------   -------  -------  -------  -------
Net interest income after
   provision for loan and lease losses ..      38,690     38,890   31,574    19,505   19,043   11,965   10,236
Non-interest income .....................      13,473     19,861    6,844     4,212    8,896    3,583    4,807
Core deposit amortization ...............        (415)      (208)    (554)     (688)    (675)     (23)     (42)
Other non-interest expense ..............     (25,231)   (36,745) (17,295)  (13,015) (16,050)  (7,220)  (8,335)
                                           ----------  ---------  -------   -------  -------  -------  -------
Earnings before income taxes ............      26,517     21,798   20,569    10,014   11,214    8,305    6,666
Income tax (expense) benefit ............      (9,294)    (7,701)  (7,027)   (3,482)  (4,129)  (3,144)  (1,955)
                                           ----------  ---------  -------   -------  -------  -------  -------
Net income ..............................  $   17,223     14,097   13,542     6,532    7,085    5,161    4,711
                                           ==========  =========  =======   =======  =======  =======  =======
Assets ..................................  $1,101,112  1,038,294  792,882   551,327  508,915  315,885  283,155
Loans, net of ALLL ......................     863,253    836,426  548,379   298,800  321,533  262,934  194,912
Goodwill ................................       8,900     23,159   18,582    41,718   22,311    1,752    1,770
Deposits ................................     579,190    666,330  533,260   439,281  345,273  215,771  187,657
Stockholders' equity ....................     115,247    114,538  109,320    87,523   83,226   35,406   27,323

                                                      First
                                                      Bank-
                                           Citizens     MT     Parent  Eliminations  Consolidated
                                           --------  -------  -------  ------------  ------------
Net interest income .....................  $  7,532    6,308   (6,859)         --       183,469
Provision for loan losses ...............       (75)     (20)      --          --        (6,680)
                                           --------  -------  -------    --------     ---------
Net interest income after
   provision for loan and lease losses ..     7,457    6,288   (6,859)         --       176,789
Non-interest income .....................     2,550      736   84,025     (84,169)       64,818
Core deposit amortization ...............      (146)    (451)      --          --        (3,202)
Other non-interest expense ..............    (6,102)  (3,426) (13,006)     11,710      (134,715)
                                           --------  -------  -------    --------     ---------
Earnings before income taxes ............     3,759    3,147   64,160     (72,459)      103,690
Income tax (expense) benefit ............    (1,403)  (1,395)   4,443          --      (35,087)
                                           --------  -------  -------    --------     ---------
Net income ..............................  $  2,356    1,752   68,603     (72,459)       68,603
                                           ========  =======  =======    ========     =========
Assets ..................................  $182,769  149,483  660,892    (767,384)    4,817,330
Loans, net of ALLL ......................   131,988   98,897       --          --     3,557,122
Goodwill ................................     9,553   12,556       --          --       140,301
Deposits ................................   139,228  113,692       --     (35,204)    3,184,478
Stockholders' equity ....................    27,808   26,941  528,576    (627,332)      528,576

22. IMPACT OF RECENT AUTHORITATIVE ACCOUNTING GUIDANCE

The Accounting Standards Codification became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The Company adopted the topic effective for the period ending September 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

22. IMPACT OF RECENT AUTHORITATIVE ACCOUNTING GUIDANCE...CONTINUED

In January 2010, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures, that will provide more robust disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements, and 4) the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company's financial position or results of operations.

In August 2009, FASB issued an amendment to FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. The Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting unit is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses a) the quoted price of the identical liability when trades as an asset b) quoted prices for similar liabilities or similar liabilities when traded as assets 2) Another valuation technique that is consistent with the principals FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Update is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the standard effective for the period ending September 30, 2009 and determined there was not a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued an amendment to FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued an amendment to FASB ASC Topic 860, Transfers and Servicing. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued an amendment to FASB ASC Topic 320, Investments - Debt and Equity Securities, relating to the recognition and presentation of other-than-temporary impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In April 2009, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations..

22. IMPACT OF RECENT AUTHORITATIVE ACCOUNTING GUIDANCE...CONTINUED

In April 2009, FASB issued an amendment to FASB ASC Topic 825, Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. An entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This standard shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations. For additional information on disclosures about fair value of financial instruments see Part I, Item 2 "Financial Statements - Note 13, Fair Value Measurements".

In December 2008, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures. The standard requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. Additionally, this standard requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this standard are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. The issue is effective for the first reporting period (interim or annual) ending after December 15, 2008. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In April 2008, the FASB issued ASC Topic 350, Intangibles - Goodwill and Other. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging. This topic changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In December 2007, FASB issued new standards relating to business combinations which are included in FASB ASC Topic 805, Business Combinations. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2009, has issued an attestation report on the Company's internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding "Directors and Executive Officers" is set forth under the headings "Election of Directors" and "Management" of the Company's 2010 Annual Meeting Proxy Statement ("Proxy Statement") and is incorporated herein by reference.

Information regarding "Compliance with Section 16(a) of the Exchange Act" is set forth under the section "Compliance with Section 16(a) Filing Requirements" of the Company's Proxy Statement and is incorporated herein by reference.

Information regarding the Company's audit committee financial expert is set forth under the heading "Meetings and Committees of the Board of Directors - Committee Membership" in the Company's Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics can be accessed electronically by visiting the Company's website at www.glacierbancorp.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company's 2003 annual report Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding "Principal Accounting Fees and Services" is set forth under the heading "Compliance with Section 16(a) Filing Requirements - Fees Paid to Independent Registered Public Accounting Firm" of the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements and

     (2) Financial Statement schedules required to be filed by Item 8 of this report.

     (3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

EXHIBIT NO.   EXHIBIT
-----------   --------
 3(a)         Amended and Restated Articles of Incorporation (1)
 3(b)         Amended and Restated Bylaws (1)
 10(a) (7)    Amended and Restated 1995 Employee Stock Option Plan and related agreements (2)
 10(b) (7)    Amended and Restated 1994 Director Stock Option Plan and related agreements (2)
 10(c) (7)    Amended and Restated Deferred Compensation Plan effective January 1, 2008 (3)
 10(d) (7)    Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 (3)
 10(e) (7)    2005 Stock Incentive Plan and related agreements (4)
 10(f) (7)    Employment Agreement dated January 1, 2010 between the Company and Michael J. Blodnick (5)
 10(g) (7)    Employment Agreement dated January 1, 2010 between the Company and Ron J. Copher (5)
 10(h) (7)    Employment Agreement date January 1, 2010 between the Company and Don Chery (5)
 14           Code of Ethics (6)
 21           Subsidiaries of the Company (See item 1, "Subsidiaries")
 23           Consent of BKD LLP
 31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32           Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1) Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

(2) Incorporated by reference to Exhibits 99.1 - 99.4 of the Company's S-8 Registration Statement (No. 333-105995).

(3) Incorporated by reference to Exhibits 10(c) and 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(4) Incorporated by reference to Exhibits 99.1 through 99.3 of the Company's S-8 Registration Statement (No. 333-125024).

(5) Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company's Form 8-K filed by the Company on December 29, 2009.

(6) Incorporated by reference to Exhibit 14, included in the Company's Form 10-K for the year ended December 31, 2003.

(7)  Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                            ------------------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2010, by the following persons in the capacities indicated.


/s/ Michael J. Blodnick             President, CEO, and Director
---------------------------------   (Principal Executive Officer)
Michael J. Blodnick


/s/ Ron J. Copher                   Senior Vice President and CFO
---------------------------------   (Principal Financial Accounting Officer)
Ron J. Copher


Board of Directors


/s/ Everit A. Sliter                Chairman
---------------------------------
Everit A. Sliter


/s/ James M. English                Director
---------------------------------
James M. English


/s/ Allen Fetscher                  Director
---------------------------------
Allen J. Fetscher


/s/ Dallas I. Herron                Director
---------------------------------
Dallas I. Herron


/s/ Jon W. Hippler                  Director
---------------------------------
Jon W. Hippler


/s/ Craig A. Langel                 Director
---------------------------------
Craig A. Langel


/s/ L. Peter Larson                 Director
---------------------------------
L. Peter Larson


/s/ Douglas J. McBride              Director
---------------------------------
Douglas J. McBride


/s/ John W. Murdoch                 Director
---------------------------------
John W. Murdoch