Form 10-K/A
period 2009-12-31
GLACIER BANCORP INC
filed 2010-03-12
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

DOCUMENT INCORPORATED BY REFERENCE

Portions of the 2010 Annual Meeting Proxy Statement dated March 29, 2010 are incorporated by reference into Part III of this Form 10-K.

                                EXPLANATORY NOTE

On March 1, 2010 Glacier Bancorp, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "10-K Report"). During the process of submitting the 10-K Report via EDGAR to the SEC, certain information presented in tabular form was misaligned requiring this Amendment No. 1 (the "Amendment"). More specifically, the Company is filing this Amendment to the 10-K Report to
(i) amend Item 1 (Business) to correct the non-performing assets by loan type table included in the lending activity section presented therein; (ii) Item 8 (Financial Statements and Supplementary Data) to correct the operating segment table for 2009 included in footnote twenty-one presented therein; and (iii) Item 15 (Exhibits and Financial Statement Schedules) to update the consent of the independent auditors.

No other revisions or amendments have been made to Part I, Part II or Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 1, 2010, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

                              GLACIER BANCORP, INC.
                                   FORM 10-K/A
                                (Amendment No. 1)

                                  ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1  Business                                                              4

PART II
Item 8  Financial Statements and Supplementary Data                          31

PART IV
Item 15 Exhibits and Financial Statement Schedules                           78

                                     PART I

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

                               Bank Subsidiaries

                              Montana
             Glacier Bank ("Glacier") founded in 1955                                        Idaho
First Security Bank of Missoula ("First Security") founded in 1973   Mountain West Bank ("Mountain West") founded in 1993
         Western Security Bank ("Western") founded in 2001           Citizens Community Bank ("Citizens") founded in 1996
         Big Sky Western Bank ("Big Sky") founded in 1990
         Valley Bank of Helena ("Valley") founded in 1978                                   Wyoming
      First Bank of Montana ("First Bank-MT") founded in 1924                1st Bank ("1st Bank") founded in 1989
                                                                        First National Bank & Trust ("First National")
                             Colorado                                                   founded in 1912
        Bank of the San Juans ("San Juans") founded in 1998

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

                      FINANCIAL INFORMATION ABOUT SEGMENTS

The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2009:

                                            ---------------------------------
                                            |     Glacier Bancorp, Inc.     |
                                            |    (Parent Holding Company)   |
                                            |                               |
                                            ---------------------------------
                                                             |
-------------------------------------------------------------|-----------------------------------------------------------
|        Glacier Bank       |  |    Mountain West Bank    |  |  |    First Security Bank  |  |         1st Bank         |
|    (MT Community Bank)    |  |    (ID Community Bank)   |  |  |        of Missoula      |  |    (WY Community Bank)   |
|                           |  |                          |  |  |   (MT Community Bank)   |  |                          |
-----------------------------  ----------------------------  |  ---------------------------  ----------------------------
                                                             |
-------------------------------------------------------------|-----------------------------------------------------------
|   Western Security Bank   |  |          Big Sky         |  |  |        Valley Bank      |  |    First National Bank   |
|    (MT Community Bank)    |  |       Western Bank       |  |  |        of Helena        |  |          & Trust         |
|                           |  |    (MT Community Bank)   |  |  |    (MT Community Bank)  |  |    (WY Community Bank)   |
-----------------------------  ----------------------------  |  ---------------------------  ----------------------------
                                                             |
-------------------------------------------------------------|-----------------------------------------------------------
| Citizens Community Bank   |  |   First Bank of Montana  |  |  |       Bank of the       |  |                          |
|   (ID Community Bank)     |  |   (MT Community Bank)    |  |  |        San Juans        |  | Glacier Capital Trust II |
|                           |  |                          |  |  |    (CO Community Bank)  |  |                          |
-----------------------------  ----------------------------  |  ---------------------------  ----------------------------
                                                             |
-------------------------------------------------------------|-----------------------------------------------------------
|                           |  |                          |  |  | Citizens (ID) Statutory |  |                          |
| Glacier Capital Trust III |  | Glacier Capital Trust IV |  |  |         Trust I         |  |     San Juans Trust I    |
|                           |  |                          |  |  |                         |  |                          |
-----------------------------  ----------------------------  |  ---------------------------  ----------------------------
                                                             |
                               ------------------------------------------------------------
                               |       First Company      |     |       First Company     |
                               |   Statutory Trust 2001   |     |   Statutory Trust 2003  |
                               |                          |     |                         |
                               ----------------------------     ---------------------------

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

                                             Glacier                          Mountain West                    First Security
                               ----------------------------------   ---------------------------------   ----------------------------
   (Dollars in thousands)         2009         2008        2007        2009        2008        2007       2009      2008      2007
   ----------------------      ----------   ---------   ---------   ---------   ---------   ---------   -------   -------   --------
Condensed Income Statements
Net interest income            $   57,139      52,900      40,270      53,302      45,614      41,115    35,788    34,212    32,674
Noninterest income                 15,387      13,926      13,473      27,882      20,353      19,861     8,103     6,987     6,844
                               ----------   ---------   ---------   ---------   ---------   ---------   -------   -------   -------
   Total revenues                  72,526      66,826      53,743      81,184      65,967      60,976    43,891    41,199    39,518
Provision for loan losses         (32,000)     (8,825)     (1,580)    (50,500)    (11,150)     (2,225)  (10,450)   (1,750)   (1,100)
Core deposit intangible
   expense                           (330)       (392)       (415)       (184)       (196)       (208)     (468)     (511)     (554)
Other noninterest expense         (27,325)    (27,074)    (25,231)    (51,525)    (41,922)    (36,745)  (18,897)  (17,128)  (17,295)
                               ----------   ---------   ---------   ---------   ---------   ---------   -------   -------   -------
   Pretax earnings                 12,871      30,535      26,517     (21,025)     12,699      21,798    14,076    21,810    20,569
Income tax (expense) benefit       (2,803)    (10,910)     (9,294)      9,764      (3,628)     (7,701)   (3,372)   (7,282)   (7,027)
                               ----------   ---------   ---------   ---------   ---------   ---------   -------   -------   -------
   Net income (loss)               10,068      19,625      17,223     (11,261)      9,071      14,097    10,704    14,528    13,542
                               ==========   =========   =========   =========   =========   =========   =======   =======   =======
Average Balance Sheet Data
Total assets                   $1,249,755   1,165,234   1,032,420   1,219,435   1,105,761     966,955   916,115   862,203   812,554
Total loans                       967,239     938,824     797,705     976,132     897,841     774,784   580,401   561,258   549,869
Total deposits                    605,928     546,569     610,869     709,834     662,505     693,768   567,649   536,400   553,923
Stockholders' equity              137,188     124,163     111,191     135,932     120,606     109,378   122,153   113,653   107,503
End of Year Balance Sheet
   Data
Total assets                   $1,325,039   1,250,774   1,101,112   1,172,331   1,226,869   1,038,294   890,672   954,218   792,882
Loans, net of ALLL                903,276     963,107     863,253     919,901     955,486     836,426   548,471   561,691   548,379
Total deposits                    726,403     609,473     579,190     793,006     680,404     666,330   588,858   545,199   533,260
Stockholders' equity              139,799     129,890     115,247     146,720     124,881     114,538   120,044   116,856   109,320
Performance Ratios
Return on average assets             0.81%       1.68%       1.67%      -0.92%       0.82%       1.46%     1.17%     1.68%     1.67%
Return on average equity             7.34%      15.81%      15.49%      -8.28%       7.52%      12.89%     8.76%    12.78%    12.60%
Efficiency ratio                    38.13%      41.10%      47.72%      63.69%      63.85%      60.60%    44.12%    42.81%    45.17%
Regulatory Capital Ratios &
   Other
Tier I risk-based capital
   ratio                            12.33%      11.31%      10.75%      13.39%      10.62%      10.45%    14.91%    14.29%    13.67%
Total risk-based capital
   ratio                            13.61%      12.57%      11.92%      14.67%      11.88%      11.67%    16.18%    15.55%    14.92%
Leverage capital ratio              10.09%       9.79%       9.62%      10.98%       8.68%       9.01%    11.32%    11.31%    11.11%
Full time equivalent
   employees                          274         283         274         376         393         354       178       178       181
Locations                              17          17          16          29          29          30        13        13        13

                                         1st Bank                       Western                       Big Sky
                               ----------------------------   ---------------------------   ---------------------------
   (Dollars in thousands)        2009       2008      2007      2009      2008      2007      2009      2008      2007
   ----------------------      --------   -------   -------   -------   -------   -------   -------   -------   -------
Condensed Income Statements
Net interest income            $ 24,057    22,695    20,135    21,233    20,713    19,043    15,700    15,595    12,610
Noninterest income                4,628     4,728     4,212     8,631     3,306     8,896     3,564     3,608     3,583
                               --------   -------   -------   -------   -------   -------   -------   -------   -------
   Total revenues                28,685    27,423    24,347    29,864    24,019    27,939    19,264    19,203    16,193
Provision for loan losses       (10,800)   (2,012)     (630)   (3,200)     (540)       --    (9,200)   (2,200)     (645)
Core deposit intangible
   expense                         (652)     (712)     (688)     (571)     (623)     (675)      (23)      (23)      (23)
Other noninterest expense       (14,943)  (14,143)  (13,015)  (16,342)  (16,151)  (16,050)   (8,441)   (7,390)   (7,220)
                               --------   -------   -------   -------   -------   -------   -------   -------   -------
   Pretax earnings                2,290    10,556    10,014     9,751     6,705    11,214     1,600     9,590     8,305
Income tax (expense) benefit       (309)   (3,631)   (3,482)   (2,813)   (1,818)   (4,129)     (121)   (3,587)   (3,144)
                               --------   -------   -------   -------   -------   -------   -------   -------   -------
   Net income (loss)              1,981     6,925     6,532     6,938     4,887     7,085     1,479     6,003     5,161
                               ========   =======   =======   =======   =======   =======   =======   =======   =======
Average Balance Sheet Data
Total assets                   $606,649   563,588   510,449   604,020   566,364   545,074   340,827   325,976   286,537
Total loans                     312,372   315,007   255,401   344,456   347,075   322,845   287,338   283,512   239,919
Total deposits                  414,059   416,173   406,300   410,490   342,793   373,682   178,465   180,860   215,784
Stockholders' equity             97,859    87,948    79,942    87,837    83,915    85,581    45,683    38,220    33,833
End of Year Balance Sheet
   Data
Total assets                   $650,072   566,869   551,327   624,077   609,868   508,915   368,571   332,325   315,885
Loans, net of ALLL              286,019   320,370   298,800   314,613   354,199   321,533   260,433   287,394   262,934
Total deposits                  421,271   418,231   439,281   504,619   357,729   345,273   184,278   179,834   215,771
Stockholders' equity            101,789    95,200    87,523    85,259    83,843    83,226    51,614    40,384    35,406
Performance Ratios
Return on average assets           0.33%     1.23%     1.28%     1.15%     0.86%     1.30%     0.43%     1.84%     1.80%
Return on average equity           2.02%     7.87%     8.17%     7.90%     5.82%     8.28%     3.24%    15.71%    15.25%
Efficiency ratio                  54.37%    54.17%    56.28%    56.63%    69.84%    59.86%    43.94%    38.60%    44.73%
Regulatory Capital Ratios &
   Other
Tier I risk-based capital
   ratio                          14.99%    12.58%    11.27%    14.67%    13.26%    14.22%    16.06%    11.89%    11.04%
Total risk-based capital
   ratio                          16.26%    13.83%    12.50%    15.93%    14.52%    15.48%    17.34%    13.15%    12.29%
Leverage capital ratio             9.74%     8.08%     7.41%    10.19%    10.71%    11.18%    13.67%    11.62%    11.17%
Full time equivalent
   employees                        141       148       153       161       161       161        83        83        82
Locations                            12        12        11         8         8         8         5         5         5

                                           Valley                 First National                 Citizens
                               ----------------------------   ----------------------   ---------------------------
   (Dollars in thousands)        2009       2008      2007     2009(1)   2008   2007     2009      2008      2007
   ----------------------      --------   -------   -------   --------   ----   ----   -------   -------   -------
Condensed Income Statements
Net interest income            $ 14,051    12,719    10,641     3,964      --     --    10,437     7,676     7,532
Noninterest income                5,717     4,673     4,807     4,187      --     --     4,235     2,855     2,550
                               --------   -------   -------   -------     ---    ---   -------   -------   -------
   Total revenues                19,768    17,392    15,448     8,151      --     --    14,672    10,531    10,082
Provision for loan losses        (1,200)     (810)     (405)   (1,683)     --     --    (2,800)     (750)      (75)
Core deposit intangible
   expense                          (42)      (42)      (42)     (144)     --     --      (111)     (128)     (146)
Other noninterest expense        (9,229)   (8,770)   (8,335)   (2,011)     --     --    (7,992)   (6,407)   (6,102)
                               --------   -------   -------   -------     ---    ---   -------   -------   -------
   Pretax earnings                9,297     7,770     6,666     4,313      --     --     3,769     3,246     3,759
Income tax (expense) benefit     (2,740)   (2,251)   (1,955)     (230)     --     --    (1,332)   (1,092)   (1,403)
                               --------   -------   -------   -------     ---    ---   -------   -------   -------
   Net income (loss)              6,557     5,519     4,711     4,083      --     --     2,437     2,154     2,356
                               ========   =======   =======   =======     ===    ===   =======   =======   =======
Average Balance Sheet Data
Total assets                   $312,273   302,754   277,569    72,641      --     --   234,382   201,258   178,994
Total loans                     195,007   199,080   190,718    39,416      --     --   168,675   143,946   134,353
Total deposits                  196,506   186,004   189,547    60,832      --     --   146,780   136,997   137,861
Stockholders' equity             34,246    29,487    25,951     7,870      --     --    30,814    28,137    26,888
End of Year Balance Sheet
   Data
Total assets                   $351,228   298,392   283,155   295,953      --     --   241,807   217,697   182,769
Loans, net of ALLL              182,916   195,504   194,912   151,379      --     --   161,182   159,412   131,988
Total deposits                  211,935   185,505   187,657   247,256      --     --   159,763   135,970   139,228
Stockholders' equity             30,585    31,483    27,323    31,364      --     --    31,969    29,110    27,808
Performance Ratios
Return on average assets           2.10%     1.82%     1.70%     5.62%     --     --      1.04%     1.07%     1.32%
Return on average equity          19.15%    18.72%    18.15%    51.88%     --     --      7.91%     7.66%     8.76%
Efficiency ratio                  46.90%    50.67%    54.23%    26.44%     --     --     55.23%    62.05%    61.97%
Regulatory Capital Ratios &
   Other
Tier I risk-based capital
   ratio                          13.11%    13.65%    11.68%    15.98%     --     --     11.32%    10.84%    11.92%
Total risk-based capital
   ratio                          14.37%    14.91%    12.93%    16.89%     --     --     12.59%    12.10%    13.17%
Leverage capital ratio             8.57%     9.11%     9.03%    10.38%     --     --      9.62%     9.46%    10.10%
Full time equivalent
   employees                         85        83        80        75      --     --        70        63        61
Locations                             6         6         6         3      --     --         6         5         5

                                      First Bank - MT                 San Juans                      Parent
                               ----------------------------   -------------------------   ---------------------------
   (Dollars in thousands)        2009       2008      2007      2009     2008(2)   2007     2009      2008      2007
   ----------------------      --------   -------   -------   -------   --------   ----   -------   -------   -------
Condensed Income Statements
Net interest income            $  7,900     6,676     6,308     8,021       575      --    (6,265)   (6,762)   (6,859)
Noninterest income                  929       768       736     1,329        85      --    52,466    83,891    84,025
                               --------   -------   -------   -------   -------     ---   -------   -------   -------
   Total revenues                 8,829     7,444     7,044     9,350       660      --    46,201    77,129    77,166
Provision for loan losses          (985)     (390)      (20)   (1,800)      (53)     --        --        --        --
Core deposit intangible
   expense                         (358)     (405)     (451)     (233)      (19)     --        --        --        --
Other noninterest expense        (3,189)   (3,083)   (3,426)   (5,435)     (397)     --   (13,769)  (13,424)  (13,006)
                               --------   -------   -------   -------   -------     ---   -------   -------   -------
   Pretax earnings                4,297     3,566     3,147     1,882       191      --    32,432    63,705    64,160
Income tax (expense) benefit     (1,426)   (1,279)   (1,395)     (551)      (75)     --     1,942     1,952     4,443
                               --------   -------   -------   -------   -------     ---   -------   -------   -------
   Net income (loss)              2,871     2,287     1,752     1,331       116      --    34,374    65,657    68,603
                               ========   =======   =======   =======   =======     ===   =======   =======   =======
Average Balance Sheet Data
Total assets                   $179,885   152,354   142,401   175,107    12,983      --   824,527   689,132   619,391
Total loans                     119,840   109,706    98,402   149,665    12,172      --        --        --        --
Total deposits                  121,770   109,067   107,491   140,528    11,292      --        --        --        --
Stockholders' equity             30,955    28,172    26,557    23,396     1,171      --   691,922   564,785   496,393
End of Year Balance Sheet
   Data
Total assets                   $217,379   154,645   149,483   184,528   165,784      --   832,916   814,883   660,892
Loans, net of ALLL              114,113   114,177    98,897   145,015   142,114      --        --        --        --
Total deposits                  143,552   113,531   113,692   148,474   143,056      --        --        --        --
Stockholders' equity             32,627    29,329    26,941    25,410    21,207      --   685,890   676,940   528,576
Performance Ratios
Return on average assets           1.60%     1.50%     1.23%     0.76%     0.89%     --
Return on average equity           9.27%     8.12%     6.60%     5.69%     9.91%     --
Efficiency ratio                  40.17%    46.86%    55.04%    60.62%    63.03%     --
Regulatory Capital Ratios &
   Other
Tier I risk-based capital
   ratio                          12.73%    11.70%    10.79%    11.11%     9.26%     --
Total risk-based capital
   ratio                          13.99%    12.95%    12.04%    12.37%    10.51%     --
Leverage capital ratio             9.19%    10.17%     9.26%    10.33%     9.66%     --
Full time equivalent
   employees                         40        37        35        41        31      --       119       111        99
Locations                             3         3         3         3         3      --         1        --        --

                                           Eliminations                        Consolidation
                               -----------------------------------   ---------------------------------
   (Dollars in thousands)          2009         2008        2007        2009       2008         2007
   ----------------------      -----------   ----------   --------   ---------   ---------   ---------
Condensed Income Statements
Net interest income            $        --           --         --     245,327     212,613     183,469
Noninterest income                 (50,584)     (84,146)   (84,169)     86,474      61,034      64,818
                               -----------   ----------   --------   ---------   ---------   ---------
   Total revenues                  (50,584)     (84,146)   (84,169)    331,801     273,647     248,287
Provision for loan losses               --           --         --    (124,618)    (28,480)     (6,680)
Core deposit intangible
   expense                              --           --         --      (3,116)     (3,051)     (3,202)
Other noninterest expense           13,396       13,031     11,710    (165,702)   (142,858)   (134,715)
                               -----------   ----------   --------   ---------   ---------   ---------
   Pretax earnings                 (37,188)     (71,115)   (72,459)     38,365      99,258     103,690
Income tax (expense) benefit            --           --         --      (3,991)    (33,601)    (35,087)
                               -----------   ----------   --------   ---------   ---------   ---------
   Net income (loss)               (37,188)     (71,115)   (72,459)     34,374      65,657      68,603
                               ===========   ==========   ========   =========   =========   =========
Average Balance Sheet Data
Total assets                   $(1,043,687)    (918,204)  (766,262)  5,691,929   5,029,403   4,606,082
Total loans                             --           --     (3,669)  4,140,541   3,808,421   3,360,327
Total deposits                     (59,234)     (28,155)   (23,470)  3,493,607   3,100,505   3,265,755
Stockholders' equity              (753,933)    (655,472)  (606,824)    691,922     564,785     496,393
End of Year Balance Sheet
   Data
Total assets                   $  (962,778)  (1,038,354)  (767,384)  6,191,795   5,553,970   4,817,330
Loans, net of ALLL                      --           --         --   3,987,318   4,053,454   3,557,122
Total deposits                     (29,263)    (106,457)   (35,204)  4,100,152   3,262,475   3,184,478
Stockholders' equity              (797,180)    (702,183)  (627,332)    685,890     676,940     528,576
Performance Ratios
Return on average assets                                                  0.60%       1.31%       1.49%
Return on average equity                                                  4.97%      11.63%      13.82%
Efficiency ratio                                                         50.88%      53.32%      55.55%
Regulatory Capital Ratios &
   Other
Tier I risk-based capital
   ratio                                                                 14.02%      14.30%      12.17%
Total risk-based capital
   ratio                                                                 15.29%      15.55%      13.42%
Leverage capital ratio                                                   11.20%      12.38%      10.48%
Full time equivalent
   employees                                                             1,643       1,571       1,480
Locations                                                                  106         101          97

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

                                          Year ended 12/31/2009           Year ended 12/31/2008           Year ended 12/31/2007
                                     ------------------------------  ------------------------------  ------------------------------
                                                  Interest  Average               Interest  Average              Interest   Average
                                       Average      and      Yield/    Average      and      Yield/    Average      and      Yield/
       (Dollars in thousands)          Balance   Dividends   Rate      Balance   Dividends    Rate     Balance   Dividends    Rate
       ----------------------        ----------  ---------  -------  ----------  ---------  -------  ----------  ---------  -------
ASSETS:
   Residential real estate loans     $  829,348   $ 54,498   6.57%   $  746,135   $ 51,166   6.86%   $  798,841   $ 59,664   7.47%
   Commercial loans                   2,608,961    151,580   5.81%    2,390,990    165,119   6.91%    1,957,252    157,644   8.05%
   Consumer and other loans             702,232     44,844   6.39%      671,296     47,725   7.11%      604,234     48,105   7.96%
                                     ----------   --------           ----------   --------           ----------   --------
      Total loans                     4,140,541    250,922   6.06%    3,808,421    264,010   6.93%    3,360,327    265,413   7.90%
   Tax-exempt investment securities
      (1)                               445,063     22,196   4.99%      282,884     13,901   4.91%      272,042     13,427   4.94%
   Taxable investment securities        707,062     29,376   4.15%      555,955     25,074   4.51%      574,913     25,920   4.51%
                                     ----------   --------           ----------   --------           ----------   --------
      Total earning assets            5,292,666    302,494   5.72%    4,647,260    302,985   6.52%    4,207,282    304,760   7.24%
   Goodwill and intangibles             158,896                         152,822                         149,934
   Non-earning assets                   240,367                         229,321                         248,866
                                     ----------                      ----------                      ----------
      Total assets                   $5,691,929                      $5,029,403                      $4,606,082
                                     ==========                      ==========                      ==========
LIABILITIES:
   NOW accounts                      $  572,260   $  2,275   0.40%   $  467,374   $  3,014   0.64%   $  461,341   $  4,708   1.02%
   Savings accounts                     303,794        947   0.31%      272,673      1,865   0.68%      268,175      2,679   1.00%
   Money market demand accounts         768,939      8,436   1.10%      760,599     17,234   2.27%      754,995     27,248   3.61%
   Certificate
   accounts                             960,403     24,719   2.57%      853,076     32,634   3.83%    1,000,797     46,824   4.68%
   Wholesale deposits (2)               133,083      2,052   1.54%        7,704        265   3.44%           --         --   0.00%
   Advances from FHLB                   473,038      7,952   1.68%      566,933     15,355   2.71%      382,243     18,897   4.94%
   Securities sold under agreements
      to repurchase and other
      borrowed funds                    995,006     10,786   1.08%      752,958     20,005   2.66%      412,237     20,935   5.08%
                                     ----------   --------           ----------   --------           ----------   --------
      Total interest bearing
         liabilities                  4,206,523     57,167   1.36%    3,681,317     90,372   2.46%    3,279,788    121,291   3.70%
                                                  --------                        --------                        --------
   Non-interest bearing deposits        755,128                         739,079                         781,447
   Other liabilities                     38,356                          44,222                          48,454
                                     ----------                      ----------                      ----------
      Total liabilities               5,000,007                       4,464,618                       4,109,689
                                     ----------                      ----------                      ----------
STOCKHOLDERS' EQUITY:
   Common stock                             615                             548                             532
   Paid-in capital                      495,340                         393,158                         361,003
   Retained earnings                    193,973                         171,385                         132,352
   Accumulated other comprehensive
         income (loss)                    1,994                            (306)                          2,506
                                     ----------                      ----------                      ----------
      Total stockholders' equity        691,922                         564,785                         496,393
      Total liabilities and
         stockholders' equity        $5,691,929                      $5,029,403                      $4,606,082
                                     ==========                      ==========                      ==========
   NET INTEREST INCOME                            $245,327                        $212,613                        $183,469
                                                  --------                        --------                        --------
   NET INTEREST SPREAD                                       4.36%                           4.06%                           3.54%
   NET INTEREST MARGIN                                       4.64%                           4.58%                           4.36%
   NET INTEREST MARGIN
      (TAX-EQUIVALENT)                                       4.82%                           4.70%                           4.50%

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

LOAN PORTFOLIO COMPOSITION

The following table summarizes the Company's loan portfolio:

                                     AT                   At                   At                   At                   At
                                 12/31/2009           12/31/2008           12/31/2007           12/31/2006           12/31/2005
                            -------------------  -------------------  -------------------  -------------------  -------------------
  (Dollars in thousands)      AMOUNT    PERCENT    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
  ----------------------    ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
REAL ESTATE LOANS:
   Residential              $  746,050    18.71% $  786,869    19.41% $  689,238    19.38% $  758,921    23.97% $  589,260    24.58%
   Held for sale                66,330     1.66%     54,976     1.36%     40,123     1.13%     35,135     1.11%     22,540     0.94%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
      Total                    812,380    20.37%    841,845    20.77%    729,361    20.51%    794,056    25.08%    611,800    25.52%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
COMMERCIAL LOANS:
   Real estate               1,900,438    47.66%  1,935,341    47.74%  1,617,076    45.46%  1,165,617    36.83%    935,460    39.02%
   Other commercial            724,966    18.18%    645,033    15.91%    636,351    17.89%    691,667    21.85%    425,236    17.74%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
      Total                  2,625,404    65.84%  2,580,374    63.65%  2,253,427    63.35%  1,857,284    58.68%  1,360,696    56.76%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
CONSUMER AND OTHER LOANS:
   Consumer                    201,001     5.04%    208,166     5.14%    206,724     5.81%    218,640     6.91%    175,503     7.32%
   Home equity                 501,920    12.59%    507,831    12.53%    432,217    12.15%    356,477    11.26%    295,992    12.35%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
      Total                    702,921    17.63%    715,997    17.67%    638,941    17.96%    575,117    18.17%    471,495    19.67%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
   Net deferred loan fees,
      premiums and
      discounts                (10,460)   -0.26%     (8,023)   -0.20%    (10,194)   -0.29%    (11,674)   -0.37%     (8,149)   -0.34%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
LOANS RECEIVABLE, GROSS      4,130,245   103.58%  4,130,193   101.89%  3,611,535   101.53%  3,214,783   101.56%  2,435,842   101.61%
   Allowance for loan and
      lease losses            (142,927)   -3.58%    (76,739)   -1.89%    (54,413)   -1.53%    (49,259)   -1.56%    (38,655)   -1.61%
                            ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
LOANS RECEIVABLE, NET       $3,987,318   100.00% $4,053,454   100.00% $3,557,122   100.00% $3,165,524   100.00% $2,397,187   100.00%
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
                         ==========   =========   =======

LAND, LOT AND OTHER CONSTRUCTION LOANS BY BANK

                              December 31,
                         ----------------------
(Dollars in thousands)      2009         2008     $ Change   % Change
----------------------   ----------   ---------   --------   --------
Glacier                   $165,734     204,479     (38,745)    -19%
Mountain West              217,078     249,916     (32,838)    -13%
First Security              71,404      95,960     (24,556)    -26%
1st Bank                    36,888      41,667      (4,779)    -11%
Western                     32,045      45,457     (13,412)    -30%
Big Sky                     71,365      81,869     (10,504)    -13%
Valley                      14,704      17,918      (3,214)    -18%
First National              10,247          --      10,247      n/m
Citizens                    13,263      14,827      (1,564)    -11%
First Bank-MT                1,010       4,507      (3,497)    -78%
San Juans                   39,621      36,793       2,828       8%
                          --------     -------    --------
   Total                  $673,359     793,393    (120,034)    -15%
                          ========     =======    ========

LAND, LOT AND OTHER CONSTRUCTION LOANS AT 12/31/09 BY BANK, BY TYPE

                                       Consumer                     Developed       Commercial
                             Land       Land or   Unimproved        Lots for         Developed       Other
(Dollars in thousands)   Development      Lot        Land      Operative Builders       Lot      Construction
----------------------   -----------   --------   ----------   ------------------   ----------   ------------
Glacier                    $ 80,881      33,025      29,850           8,625           13,353            --
Mountain West                55,908      74,914      29,684          31,655           10,664        14,253
First Security               30,569       7,208      26,372           4,525              518         2,212
1st Bank                     14,447      12,223       4,448             225            2,513         3,032
Western                      16,309       7,823       5,159             587            1,914           253
Big Sky                      22,909      18,882       9,925           1,992            8,420         9,237
Valley                        2,597       5,867       4,513             159              349         1,219
First National                1,961       2,934         733             250            2,245         2,124
Citizens                      2,868       2,633       2,652             506              655         3,949
First Bank-MT                    --          65         820              --               --           125
San Juans                       417      26,838          45              --            3,878         8,443
                           --------     -------     -------          ------           ------        ------
   Total                   $228,866     192,412     114,201          48,524           44,509        44,847
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
                         ==========   =========   =======                ========      =======

CONSUMER AND OTHER LOANS BY BANK, BY TYPE

                            December 31,                              Home Equity       Other
                         ------------------                         Line of Credit    Consumer
(Dollars in thousands)     2009       2008    $ Change   % Change     12/31/2009     12/31/2009
----------------------   --------   -------   --------   --------   --------------   ----------
Glacier                  $162,723   170,713    (7,990)       -5%       $145,377         17,346
Mountain West              71,702    72,584      (882)       -1%         61,896          9,806
First Security             78,345    85,646    (7,301)       -9%         51,110         27,235
1st Bank                   46,455    50,723    (4,268)       -8%         17,575         28,880
Western                    48,946    55,714    (6,768)      -12%         33,679         15,267
Big Sky                    28,903    33,147    (4,244)      -13%         25,569          3,334
Valley                     24,625    25,802    (1,177)       -5%         15,938          8,687
First National             27,320        --    27,320       n/m          16,803         10,517
Citizens                   29,253    28,633       620         2%         22,872          6,381
First Bank-MT               7,650     7,251       399         6%          3,777          3,873
San Juans                  14,189    12,204     1,985        16%         12,439          1,750
                         --------   -------    ------                  --------        -------
   Total                 $540,111   542,417    (2,306)        0%       $407,035        133,076
                         ========   =======    ======                  ========        =======

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

The following tables set forth information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

                                                AT           At          At           At          At
         (Dollars in thousands)             12/31/2009   12/31/2008  12/31/2007   12/31/2006  12/31/2005
         ----------------------            -----------  -----------  ----------  -----------  ----------
NON-ACCRUAL LOANS:
   Residential real estate                  $ 20,093      $ 3,575     $   934      $1,806       $   726
   Commercial                                168,328       58,454       7,192       3,721         4,045
   Consumer and other                          9,860        2,272         434         538           481
                                            --------      -------     -------      ------       -------
      Total                                  198,281       64,301       8,560       6,065         5,252
                                            --------      -------     -------      ------       -------
ACCRUING LOANS 90 DAYS OR MORE OVERDUE:
   Residential real estate                     1,965        4,103         840         554         1,659
   Commercial                                  1,311        2,897       1,216         638         2,199
   Consumer and other                          2,261        1,613         629         153           647
                                            --------      -------     -------      ------       -------
      Total                                    5,537        8,613       2,685       1,345         4,505
                                            --------      -------     -------      ------       -------
REAL ESTATE AND OTHER ASSETS OWNED            57,320       11,539       2,043       1,484           332
                                            --------      -------     -------      ------       -------
      Total non-performing loans and real
         estate and other assets owned       261,138       84,453      13,288       8,894        10,089
                                            --------      -------     -------      ------       -------
As a percentage of total bank assets            4.13%        1.46%       0.27%       0.19%         0.26%
                                            --------      -------     -------      ------       -------
Interest income (1)                         $ 11,730      $ 4,434     $   683      $  462       $   359
                                            --------      -------     -------      ------       -------

(1) Amount of interest that would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current for the entire period.

                                      Non-Performing
                                  Assets, Net of Gov't.
                                 Guarantees by Loan Type      Non-        Accruing        Other
                                       December 31,         Accruing      Loans 90     Real Estate
                                 -----------------------      Loans     Days or More      Owned
     (Dollars in thousands)           2009      2008       12/31/2009    12/31/2009     12/31/2009
     ----------------------         --------   ------      ----------   ------------   -----------
Custom and owner
   occupied construction            $  3,281      451          2,499           --            782
Pre-sold and spec construction        29,580   21,903         20,849          420          8,311
Land development                      88,488   23,597         70,277           --         18,211
Consumer land or lots                 10,120    1,511          6,161           54          3,905
Unimproved land                       32,453    8,920         20,303          135         12,015
Developed lots for operative
   builders                           11,565    5,567          6,350          114          5,101
Commercial lots                          909      280            909           --             --
Other construction                        --    2,668             --           --             --
Commercial real estate                32,300    3,391         29,859          144          2,297
Commercial and industrial             12,271    6,983         11,669          565             37
1-4 family                            30,868    6,666         22,596        2,750          5,522
Home equity lines of credit            6,234    1,807          4,711        1,183            340
Consumer                               1,042      602            476          172            394
Other                                  2,027      107          1,622           --            405
                                    --------   ------        -------        -----         ------
   Total                            $261,138   84,453        198,281        5,537         57,320
                                    ========   ======        =======        =====         ======

                          Accruing 30 - 89
                          Days Delinquent
                           Loans and Non-
                         Performing Assets,
                           Net of Gov't.
                         Guarantees by Bank    Accruing     Non-Accrual and       Other
                            December 31,      30-89 Days   Accruing Loans 90   Real Estate
                         ------------------   Delinquent      Days or More        Owned
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

                                    Years ended
                                    December 31,
                                 -----------------
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

(1) Acquisition of San Juans in 2008, North Side in 2007, CDC and Morgan in 2006, First State Bank, Citizens and 1st Bank in 2005

                         Allowance for Loan                   Provision
                          and Lease Losses     Provision      for Year          ALLL
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
                          ========   ======     =======

                               Net
                           Charge-Offs,
                           Year-to-Date
                          Period Ending
                            Year Ended
                           December 31,
                         ---------------   Charge-Offs   Recoveries
(Dollars in thousands)     2009    2008     12/31/2009   12/31/2009
----------------------   -------   -----   -----------   ----------
Glacier                  $12,012   1,121      12,117          105
Mountain West             28,931   5,557      29,766          835
First Security             3,745     425       3,931          186
1st Bank                   5,917     347       6,215          298
Western                    1,500     282       1,896          396
Big Sky                    4,896     600       5,433          537
Valley                       414     127         457           43
First National                 4      --           4           --
Citizens                     656     302         683           27
First Bank-MT                 26      17          57           31
San Juans                    329       1         337            8
                         -------   -----      ------        -----
   Total                 $58,430   8,779      60,896        2,466
                         =======   =====      ======        =====

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                      2009                         2008                         2007
                           --------------------------   --------------------------   --------------------------
                             ALLOWANCE      PERCENT       Allowance      Percent       Allowance      Percent
                           FOR LOAN AND   OF LOANS IN   for Loan and   of Loans in   for Loan and   of Loans in
 (Dollars in thousands)    LEASE LOSSES     CATEGORY    Lease Losses     Category    Lease Losses     Category
 ----------------------    ------------   -----------   ------------   -----------   ------------   -----------
Residential real estate      $ 13,496         19.6%          7,233         20.3%          4,755         20.2%
Commercial real estate         66,791         45.9%         35,305         46.8%         23,010         44.6%
Other commercial               39,558         17.5%         21,590         15.6%         17,453         17.6%
Consumer and other loans       23,082         17.0%         12,611         17.3%          9,195         17.6%
                             --------        -----          ------        -----          ------        -----
   Totals                    $142,927        100.0%         76,739        100.0%         54,413        100.0%
                             ========        =====          ======        =====          ======        =====

                                      2006                         2005
                           --------------------------   --------------------------
                             Allowance      Percent       Allowance      Percent
                           for Loan and   of Loans in   for Loan and   of Loans in
 (Dollars in thousands)    Lease Losses     Category    Lease Losses     Category
 ----------------------    ------------   -----------   ------------   -----------
Residential real estate        5,421          24.6%         4,318           25.0%
Commercial real estate        16,741          36.1%        14,370           38.3%
Other commercial              18,361          21.5%        12,566           17.4%
Consumer and other loans       8,736          17.8%         7,401           19.3%
                              ------         -----         ------          -----
   Totals                     49,259         100.0%        38,655          100.0%
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

                                      Certificate     Demand
      (Dollars in thousands)          of Deposits    Deposits     Totals
      ----------------------          -----------   ---------   ---------
Within three months ...............     $231,811    1,586,604   1,818,415
Three months to six months ........      144,914           --     144,914
Seven months to twelve months .....      260,038           --     260,038
Over twelve months ................       92,383           --      92,383
                                        --------    ---------   ---------
   Totals .........................     $729,146    1,586,604   2,315,750
                                        ========    =========   =========

For additional deposit information, see "Item 7 - Management's Discussion & Analysis" and Note 7 to the Consolidated Financial Statements in "Item 8 -- Financial Statements and Supplementary Data".

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

For additional information concerning the Company's borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in "Item 8 -- Financial Statements and Supplementary Data".

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

                                     PART II

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


                                        /s/ BKD, LLP

Denver, Colorado
March 1, 2010

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      December 31,
                                                                                 ----------------------
                (Dollars in thousands, except per share data)                       2009         2008
                ---------------------------------------------                    ----------   ---------
ASSETS:
   Cash on hand and in banks .................................................   $  120,731     125,123
   Federal funds sold ........................................................       87,155       6,480
   Interest bearing cash deposits ............................................        2,689       3,652
                                                                                 ----------   ---------
      Cash and cash equivalents ..............................................      210,575     135,255
   Investment securities, available-for-sale .................................    1,506,394     990,092
   Loans receivable, net of allowance for loan and lease losses of $142,927
      and $76,739 at December 31, 2009 and 2008, respectively ................    3,920,988   3,998,478
   Loans held for sale .......................................................       66,330      54,976
   Premises and equipment, net ...............................................      140,921     133,949
   Real estate and other assets owned, net ...................................       57,320      11,539
   Accrued interest receivable ...............................................       29,729      28,777
   Deferred tax asset ........................................................       41,082      14,292
   Core deposit intangible, net of accumulated amortization of $17,910
      and $14,794 at December 31, 2009 and 2008, respectively ................       13,937      13,013
   Goodwill ..................................................................      146,259     146,752
   Other assets ..............................................................       58,260      26,847
                                                                                 ----------   ---------
      Total assets ...........................................................   $6,191,795   5,553,970
                                                                                 ==========   =========
LIABILITIES:
   Non-interest bearing deposits .............................................   $  810,550     747,439
   Interest bearing deposits .................................................    3,289,602   2,515,036
   Advances from Federal Home Loan Bank ......................................      790,367     338,456
   Securities sold under agreements to repurchase ............................      212,506     188,363
   Federal Reserve Bank discount window ......................................      225,000     914,000
   Other borrowed funds ......................................................       13,745       8,368
   Accrued interest payable ..................................................        7,928       9,751
   Subordinated debentures ...................................................      124,988     121,037
   Other liabilities .........................................................       31,219      34,580
                                                                                 ----------   ---------
      Total liabilities ......................................................    5,505,905   4,877,030
                                                                                 ----------   ---------
STOCKHOLDERS' EQUITY:
   Preferred shares, $0.01 par value per share. 1,000,000 shares authorized.
      none issued or outstanding at December 31, 2009 and 2008 ...............           --          --
   Common stock, $0.01 par value per share.  117,187,500 and 117,187,500 shares authorized, 61,619,803 and 61,331,273 issued and outstanding
      at December 31, 2009 and 2008, respectively ............................          616         613
   Paid-in capital ...........................................................      497,493     491,794
   Retained earnings - substantially restricted ..............................      188,129     185,776
   Accumulated other comprehensive loss ......................................         (348)     (1,243)
                                                                                 ----------   ---------
      Total stockholders' equity .............................................      685,890     676,940
                                                                                 ----------   ---------
      Total liabilities and stockholders' equity .............................   $6,191,795   5,553,970
                                                                                 ==========   =========

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years ended December 31,
                                                               ----------------------------
        (Dollars in thousands, except per share data)            2009       2008      2007
        ---------------------------------------------          --------   -------   -------
INTEREST INCOME:
   Residential real estate loans ...........................   $ 54,498    51,166    59,664
   Commercial loans ........................................    151,580   165,119   157,644
   Consumer and other loans ................................     44,844    47,725    48,105
   Investment securities and other .........................     51,572    38,975    39,347
                                                               --------   -------   -------
      Total interest income ................................    302,494   302,985   304,760
                                                               --------   -------   -------
INTEREST EXPENSE:
   Deposits ................................................     38,429    55,012    81,459
   Federal Home Loan Bank advances .........................      7,952    15,355    18,897
   Securities sold under agreements to repurchase ..........      2,007     3,823     7,445
   Subordinated debentures .................................      6,818     7,430     7,537
   Other borrowed funds ....................................      1,961     8,752     5,953
                                                               --------   -------   -------
      Total interest expense ...............................     57,167    90,372   121,291
                                                               --------   -------   -------
      NET INTEREST INCOME ..................................    245,327   212,613   183,469
   Provision for loan losses ...............................    124,618    28,480     6,680
                                                               --------   -------   -------
      Net interest income after provision for loan losses ..    120,709   184,133   176,789
NON-INTEREST INCOME:
   Service charges and other fees ..........................     40,465    41,550    37,931
   Miscellaneous loan fees and charges .....................      5,406     5,956     7,555
   Gain on sale of loans ...................................     26,923    14,849    13,283
   Gain (loss) on investments ..............................      5,995    (7,345)       (8)
   Other income ............................................      7,685     6,024     6,057
                                                               --------   -------   -------
      Total non-interest income ............................     86,474    61,034    64,818
                                                               --------   -------   -------
NON-INTEREST EXPENSE:
   Compensation, employee benefits and related expense .....     84,965    82,027    79,070
   Occupancy and equipment expense .........................     23,471    21,674    19,152
   Advertising and promotions ..............................      6,477     6,989     6,306
   Outsourced data processing expense ......................      3,031     2,508     2,755
   Core deposit intangibles amortization ...................      3,116     3,051     3,202
   Foreclosed asset expenses, losses and write-downs .......      9,092     1,176       193
   Federal Deposit Insurance Corporation premiums ..........      8,639     1,377       755
   Other expense ...........................................     30,027    27,107    26,484
                                                               --------   -------   -------
      Total non-interest expense ...........................    168,818   145,909   137,917
                                                               --------   -------   -------
EARNINGS BEFORE INCOME TAXES ...............................     38,365    99,258   103,690
   Federal and state income tax expense ....................      3,991    33,601    35,087
                                                               --------   -------   -------
NET EARNINGS ...............................................   $ 34,374    65,657    68,603
                                                               ========   =======   =======
      BASIC EARNINGS PER SHARE .............................   $   0.56      1.20      1.29
      DILUTED EARNINGS PER SHARE ...........................   $   0.56      1.19      1.28

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

                                                                                              Retained      Accumulated      Total
                                                               Common Stock                   Earnings      Other Comp-     Stock-
                                                           -------------------   Paid-in   Substantially     rehensive     holders'
      (Dollars in thousands, except per share data)          Shares     Amount   Capital     Restricted    Income (Loss)    Equity
      ---------------------------------------------        ----------   ------   -------   -------------   -------------   --------
Balance at December 31, 2006 ...........................   52,302,820    $523    344,265      108,286           3,069      456,143
Comprehensive income:
   Net earnings ........................................           --      --         --       68,603              --       68,603
   Unrealized gain on securities, net of
      reclassification adjustment and taxes ............           --      --         --           --              48           48
                                                                                                                           -------
Total comprehensive income .............................                                                                    68,651
                                                                                                                           -------
Cash dividends declared ($0.50 per share) ..............           --      --         --      (26,694)             --      (26,694)
Stock options exercised ................................      550,080       6      6,148           --              --        6,154
Stock issued in connection with acquisitions ...........      793,580       7     18,993           --              --       19,000
Stock-based compensation and tax benefit ...............           --      --      5,322           --              --        5,322
                                                           ----------    ----    -------      -------         -------      -------
Balance at December 31, 2007 ...........................   53,646,480    $536    374,728      150,195           3,117      528,576
Comprehensive income:
   Net earnings ........................................           --      --         --       65,657              --       65,657
   Unrealized loss on securities, net of
      reclassification adjustment and taxes ............           --      --         --           --          (4,360)      (4,360)
                                                                                                                           -------
Total comprehensive income .............................                                                                    61,297
                                                                                                                           -------
Cash dividends declared ($0.52 per share) ..............           --      --         --      (29,079)             --      (29,079)
Stock options exercised ................................      719,858       7      9,789           --              --        9,796
Stock issued in connection with acquisition ............      639,935       7      9,280           --              --        9,287
Public offering of stock issued ........................    6,325,000      63     93,890           --              --       93,953
Cumulative effect of a change in accounting principle ..           --      --         --         (997)             --         (997)
Stock-based compensation and tax benefit ...............           --      --      4,107           --              --        4,107
                                                           ----------    ----    -------      -------         -------      -------
Balance at December 31, 2008 ...........................   61,331,273    $613    491,794      185,776          (1,243)     676,940
Comprehensive income:
   Net earnings ........................................           --      --         --       34,374              --       34,374
   Unrealized gain on securities, net of
      reclassification adjustment and taxes ............           --      --         --           --             895          895
                                                                                                                           -------
Total comprehensive income .............................                                                                    35,269
                                                                                                                           -------
Cash dividends declared ($0.52 per share) ..............           --      --         --      (32,021)             --      (32,021)
Stock options exercised ................................      188,535       2      2,552           --              --        2,554
Stock issued in connection with acquisition ............       99,995       1      1,419           --              --        1,420
Stock-based compensation and tax benefit ...............           --      --      1,728           --              --        1,728
                                                           ----------    ----    -------      -------         -------      -------
Balance at December 31, 2009 ...........................   61,619,803    $616    497,493      188,129            (348)     685,890
                                                           ==========    ====    =======      =======         =======      =======

                                                            Year ended December 31,
                                                           ------------------------
                                                             2009      2008    2007
                                                           -------   -------   ----
Disclosure of reclassification amount:
   Unrealized and realized holding gain (loss) arising
      during the year ..................................   $ 7,474   (14,540)   70
   Tax (expense) benefit ...............................    (2,933)    5,699   (27)
                                                           -------   -------   ---
      Net after tax ....................................     4,541    (8,841)   43
                                                           -------   -------   ---
   Reclassification adjustment for net (gain) loss
      included in net income ...........................    (5,995)    7,345     8
   Tax expense (benefit) ...............................     2,349    (2,864)   (3)
                                                           -------   -------   ---
      Net after tax ....................................    (3,646)    4,481     5
                                                           -------   -------   ---
         Net change in unrealized gain (loss) on
            available-for-sale securities ..............   $   895    (4,360)   48
                                                           =======   =======   ===

See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                             -------------------------------------
                          (Dollars in thousands)                                 2009         2008         2007
                          ----------------------                             -----------   ----------   ----------
OPERATING ACTIVITIES:
   Net earnings ..........................................................   $    34,374       65,657       68,603
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Mortgage loans held for sale originated or acquired ................    (1,239,862)    (675,280)    (618,523)
      Proceeds from sales of mortgage loans held for sale ................     1,255,432      675,276      626,818
      Provision for loan losses ..........................................       124,618       28,480        6,680
      Depreciation of premises and equipment .............................        10,450        9,814        8,508
      Amortization of core deposit intangible ............................         3,116        3,051        3,202
      (Gain) loss on sale of investments .................................        (5,995)       7,345            8
      Gain on sale of loans ..............................................       (26,923)     (14,849)     (13,283)
      Loss (gain) on OREO and writedown ..................................         5,676          149         (182)
      Bargain purchase gain ..............................................        (3,482)          --           --
      Amortization of investment securities premiums and discounts, net ..           (73)       1,400        2,737
      FHLB stock dividends ...............................................           (16)          --           --
      Gain on sale of Western's Lewistown branch .........................            --           --       (1,575)
      Deferred (benefit) tax expense .....................................       (29,755)     (11,032)       1,569
      Stock compensation expense, net of tax benefits ....................         1,863        1,686        2,187
      Excess tax benefits related to the exercise of stock options .......           (75)      (1,325)      (1,745)
      Net decrease (increase) in accrued interest receivable .............         1,312       (2,135)          44
      Net (decrease) increase in accrued interest payable ................        (2,241)      (3,656)       2,162
      Net (decrease) increase in current income taxes payable ............        (2,913)       2,636          970
      Net increase in other assets .......................................       (26,982)        (519)      (1,332)
      Net (decrease) increase in other liabilities .......................        (1,787)         517        1,988
                                                                             -----------   ----------   ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        96,737       87,215       88,836
                                                                             -----------   ----------   ----------
INVESTING ACTIVITIES:
   Proceeds from sales, maturities and prepayments of investment
      securities available-for-sale ......................................       310,809      280,051      273,323
   Purchases of investment securities available-for-sale .................      (768,045)    (584,058)     (88,715)
   Principal collected on installment and commercial loans ...............     1,002,856    1,088,871    1,125,275
   Installment and commercial loans originated or acquired ...............    (1,006,751)  (1,420,609)  (1,598,253)
   Principal collections on mortgage loans ...............................       237,883      305,353      455,337
   Mortgage loans originated or acquired .................................      (184,354)    (357,951)    (359,484)
   Proceeds from sale of OREO ............................................        14,763        4,294           --
   Net purchase of FHLB and FRB stock ....................................          (701)        (640)      (3,854)
   Net cash received (paid) for acquisition of banks .....................        41,716       (7,133)       8,953
   Net cash paid for sale of Western's Lewistown branch ..................            --           --       (6,846)
   Net addition of premises and equipment ................................       (11,859)     (15,336)     (18,033)
                                                                             -----------   ----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES ..............................      (363,683)    (707,158)    (212,297)
                                                                             -----------   ----------   ----------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits ...................................       601,062      (40,936)     (97,214)
   Net increase (decrease) in FHLB advances ..............................       451,910     (209,829)     231,427
   Net increase in securities sold under repurchase agreements ...........         8,251       10,322        7,825
   Net (decrease) increase in Federal Reserve Bank discount window .......      (689,000)     914,000           --
   Net (decrease) increase in U.S. Treasury Tax and Loan funds ...........          (930)    (215,342)      54,865
   Net increase (decrease) in other borrowed funds .......................           365       (6,621)         (55)
   Cash dividends paid ...................................................       (32,021)     (29,079)     (26,694)
   Excess tax benefits related to the exercise of stock options ..........            75        1,325        1,745
   Proceeds from exercise of stock options and other stock issued ........         2,554      103,749        6,154
                                                                             -----------   ----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................       342,266      527,589      178,053
                                                                             -----------   ----------   ----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................        75,320      (92,354)      54,592
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................       135,255      227,609      173,017
                                                                             -----------   ----------   ----------
   CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $   210,575      135,255      227,609
                                                                             ===========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest ................................   $    59,408       94,028      118,840
   Cash paid during the year for income taxes ............................        36,778       43,114       34,798
   Sale and refinancing of other real estate owned .......................         8,150        2,909           --
   Other real estate acquired in settlement of loans .....................        71,967       16,661          558

     The following schedule summarizes the Company's acquisitions in 2009, 2008 and 2007:

                                  FIRST NATIONAL    BANK OF THE     NORTH SIDE
                                   BANK & TRUST      SAN JUANS      STATE BANK
                                  --------------   ------------   --------------
Date acquired                      Oct. 2, 2009    Dec. 1, 2008   April 30, 2007
Fair Value of assets acquired          $272,280        $157,648         $128,252
Cash paid for the capital stock             621           7,133            8,953
Capital stock issued                      9,995           9,287           19,000
Liabilities assumed                     266,758         139,016          100,348

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . CONTINUED

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

                                                                YEAR ENDED DECEMBER 31, 2009
                                                    ----------------------------------------------------
                                                                            GROSS UNREALIZED   ESTIMATED
                                                    WEIGHTED    AMORTIZED   ----------------      FAIR
              (Dollars in thousands)                  YIELD       COST       GAINS    LOSSES     VALUE
              ----------------------                --------   ----------   ------   -------   ---------
U.S. Government and federal agency:
   Maturing within one year .....................     1.62%    $      210       --        (1)        209
Government sponsored enterprises:
   Maturing within one year .....................     0.00%            --       --        --          --
   Maturing after one year through five years ...     3.21%            74       --        --          74
   Maturing after five years through ten years ..     1.64%            40       --        --          40
   Maturing after ten years .....................     2.05%            63       --        --          63
                                                               ----------   ------   -------   ---------
                                                      2.43%           177       --        --         177
                                                               ----------   ------   -------   ---------
State and local governments and other issues:
   Maturing within one year .....................     2.48%         2,040        6        --       2,046
   Maturing after one year through five years ...     3.30%         9,326      208       (12)      9,522
   Maturing after five years through ten years ..     3.84%        27,125      786      (168)     27,743
   Maturing after ten years .....................     4.92%       448,853   10,140   (10,539)    448,454
                                                               ----------   ------   -------   ---------
                                                      4.82%       487,344   11,140   (10,719)    487,765
                                                               ----------   ------   -------   ---------
Residential mortgage-backed securities ..........     3.42%       956,033   15,167   (16,158)    955,042
                                                               ----------   ------   -------   ---------
      Total marketable securities ...............     3.89%     1,443,764   26,307   (26,878)  1,443,193
                                                               ----------   ------   -------   ---------
Other investments:
   FHLB and FRB stock, at cost ..................     1.30%        62,577       --        --      62,577
   Other stock, at cost .........................     0.05%           624       --        --         624
                                                               ----------   ------   -------   ---------
      Total investments .........................     3.78%    $1,506,965   26,307   (26,878)  1,506,394
                                                               ==========   ======   =======   =========

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE . . . CONTINUED

                                                                Year ended December 31, 2008
                                                    ---------------------------------------------------
                                                                           Gross Unrealized   Estimated
                                                    Weighted   Amortized   ----------------      Fair
              (Dollars in thousands)                  Yield       Cost     Gains     Losses     Value
              ----------------------                --------   ---------   ------   -------   ---------
U.S. Government and federal agency:
   Maturing within one year .....................     1.62%     $    213        4        --        217
Government sponsored enterprises:
   Maturing within one year .....................     0.00%           --       --        --         --
   Maturing after one year through five years ...     0.00%           --       --        --         --
   Maturing after five years through ten years ..     4.12%          246       --        (2)       244
   Maturing after ten years .....................     3.75%           68       --        --         68
                                                                --------   ------   -------    -------
                                                      4.04%          314       --        (2)       312
                                                                --------   ------   -------    -------
State and local governments and other issues:
   Maturing within one year .....................     3.76%          940        6        --        946
   Maturing after one year through five years ...     4.61%        4,482      104        (9)     4,577
   Maturing after five years through ten years ..     5.08%       20,219    1,030       (80)    21,169
   Maturing after ten years .....................     5.08%      408,603    8,121    (9,733)   406,991
                                                                --------   ------   -------    -------
                                                      5.07%      434,244    9,261    (9,822)   433,683
                                                                --------   ------   -------    -------
Residential mortgage-backed securities ..........     4.62%      495,961    4,956    (6,447)   494,470
                                                                --------   ------   -------    -------
      Total marketable securities ...............     4.83%      930,732   14,221   (16,271)   928,682
                                                                --------   ------   -------    -------
Other investments:
   FHLB and FRB stock, at cost ..................     1.72%       60,945       --        --     60,945
   Other stock, at cost .........................     3.10%          465       --        --        465
                                                                --------   ------   -------    -------
      Total investments .........................     4.64%     $992,142   14,221   (16,271)   990,092
                                                                ========   ======   =======    =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

The amortized cost of securities at December 31, 2007 was as follows:

                                                       December 31,
               (Dollars in thousands)                      2007
               ----------------------                  ------------
U.S. Government and federal agency .................     $  2,550
Government sponsored enterprises ...................        1,314
State and local governments and other issues .......      277,212
Residential mortgage-backed securities .............      346,085
FHLMC and FNMA stock ...............................        7,593
Certificates of deposit with over 90 day maturity ..          199
FHLB and FRB stock .................................       59,815
Other stock ........................................          413
                                                         --------
                                                         $695,181
                                                         ========

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE . . . CONTINUED

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

The following is a summary of investments with unrealized loss positions at December 31, 2009:

                                                   LESS THAN 12 MONTHS     12 MONTHS OR MORE            TOTAL
                                                  ---------------------   -------------------   --------------------
                                                    FAIR     UNREALIZED    FAIR    UNREALIZED     FAIR    UNREALIZED
             (Dollars in thousands)                 VALUE       LOSS       VALUE      LOSS       VALUE       LOSS
             ----------------------               --------   ----------   ------   ----------   -------   ----------
U.S. Government and federal agency ............   $    208          1         --         --         208          1
State and local governments and other issues ..     74,045      1,835     18,094        985      92,139      2,820
Collateralized debt obligations ...............      6,789      7,899         --         --       6,789      7,899
Residential mortgage-backed securities ........    466,196      3,861     39,780     12,297     505,976     16,158
                                                  --------     ------     ------     ------     -------     ------
   Total temporarily impaired securities ......   $547,238     13,596     57,874     13,282     605,112     26,878
                                                  ========     ======     ======     ======     =======     ======

The following is a summary of investments with unrealized loss positions at December 31, 2008:

                                                   Less than 12 months     12 Months or More            Total
                                                  ---------------------   -------------------   --------------------
                                                    Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
             (Dollars in thousands)                 Value       Loss       Value      Loss       Value       Loss
             ----------------------               --------   ----------   ------   ----------   -------   ----------
Government sponsored enterprises ..............   $    104          1        205         1          309          2
State and local governments and other issues ..    142,826      9,772      1,621        50      144,447      9,822
Residential mortgage-backed securities ........    116,004      5,758     12,403       689      128,407      6,447
                                                  --------     ------     ------       ---      -------     ------
   Total temporarily impaired securities ......   $258,934     15,531     14,229       740      273,163     16,271
                                                  ========     ======     ======       ===      =======     ======

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE . . . CONTINUED

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
                           =======       ===

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE . . . CONTINUED

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

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE

The following is a summary of loans receivable, net and loans held for sale at:

                                                         December 31,
                                                    ----------------------
              (Dollars in thousands)                   2009         2008
              ----------------------                ----------   ---------
   Residential real estate ......................   $  746,050     786,869
   Loans held for sale ..........................       66,330      54,976
   Commercial real estate .......................    1,900,438   1,935,341
   Other commercial .............................      724,966     645,033
   Consumer .....................................      201,001     208,166
   Home equity ..................................      501,920     507,831
                                                    ----------   ---------
                                                     4,140,705   4,138,216
Net deferred loan fees, premiums and discounts ..      (10,460)     (8,023)
                                                    ----------   ---------
                                                     4,130,245   4,130,193
Allowance for loan and lease losses .............     (142,927)    (76,739)
                                                    ----------   ---------
                                                    $3,987,318   4,053,454
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

4. LOANS RECEIVABLE, NET AND LOANS HELD FOR SALE . . . CONTINUED

The following is a summary of activity in the ALLL:

                                     Years ended December 31,
                                    --------------------------
      (Dollars in thousands)          2009      2008     2007
      ----------------------        --------   ------   ------
Balance at beginning of period ..   $ 76,739   54,413   49,259
Acquisitions ....................         --    2,625      639
Net charge offs .................    (58,430)  (8,779)  (2,165)
Provision .......................    124,618   28,480    6,680
                                    --------   ------   ------
Balance at end of period ........   $142,927   76,739   54,413
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

The Company had outstanding commitments as follows:

                                           December 31,
                                       ------------------
       (Dollars in thousands)            2009       2008
       ----------------------          --------   -------
Loans and loans in process .........   $457,754   648,788
Unused consumer lines of credit ....    286,621   272,181
Letters of credit ..................     28,691    36,934
                                       --------   -------
                                       $773,066   957,903
                                       ========   =======

5. PREMISES AND EQUIPMENT, NET

Premises and equipment, net of accumulated depreciation, consist of the following at:

                                          December 31,
                                       ------------------
       (Dollars in thousands)            2009      2008
       ----------------------          --------   -------
Land ...............................   $ 23,315    20,633
Office buildings and construction
   in progress .....................    119,420   113,742
Furniture, fixtures and equipment ..     58,013    53,593
Leasehold improvements .............      8,969     7,528
Accumulated depreciation ...........    (68,796)  (61,547)
                                       --------   -------
                                       $140,921   133,949
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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth information regarding the Company's core deposit intangibles and mortgage servicing rights:

                                                          Mortgage
                                          Core Deposit    Servicing
         (Dollars in thousands)            Intangible     Rights(1)    Total
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

(1)  Gross carrying value and accumulated amortization are not readily available

The following is a summary of activity in goodwill for the years ended December 31, 2009 and 2008:

                                    Years ended
                                    December 31,
                                 ------------------
    (Dollars in thousands)         2009       2008
    ----------------------       --------   -------
Balance at beginning of period   $146,752   140,301
Acquisition of San Juans             (493)    6,451
                                 --------   -------
Balance at end of period         $146,259   146,752
                                 ========   =======

7. DEPOSITS

Deposits consist of the following at:

                                                               December 31,
                                                  --------------------------------------
            (Dollars in thousands)                       2009                 2008
            ----------------------                ------------------   -----------------
Demand accounts ...............................   $  810,550    19.8%    747,439    22.9%
                                                  ----------   -----   ---------   -----
NOW accounts ..................................      749,535    18.3%    515,211    15.8%
Savings accounts ..............................      324,234     7.9%    280,895     8.6%
Money market demand accounts ..................      907,949    22.1%    779,154    23.9%
Certificates of deposit .......................    1,307,884    31.9%    939,776    28.8%
                                                  ----------   -----   ---------   -----
   Total interest bearing deposits ............    3,289,602    80.2%  2,515,036    77.1%
                                                  ----------   -----   ---------   -----
   Total deposits .............................   $4,100,152   100.0%  3,262,475   100.0%
                                                  ==========   =====   =========   =====
Deposits with a balance $100,000 and greater ..   $2,315,750           1,621,430
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
                         ==========   =========   =======   ======   ======     ======

Interest expense on deposits is summarized as follows:

                                              Years ended December 31,
                                             -------------------------
          (Dollars in thousands)               2009     2008     2007
          ----------------------             -------   ------   ------
NOW accounts .............................   $ 2,280    3,014    4,708
Savings accounts .........................       947    1,865    2,679
Money market demand accounts .............     8,564   17,234   27,248
Certificates of deposit ..................    26,638   32,899   46,824
                                             -------   ------   ------
                                             $38,429   55,012   81,459
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

                                                       Rate at
                                                    December 31,       Fixed/          Variable Rate       Maturity   Redemption
        (Dollars in thousands)            Amount        2009          Variable         Structure (1)          Date       Date
        ----------------------           --------   ------------   -------------   ---------------------   --------   ----------
First Co Trust 01 ....................   $  2,766      3.581%         Variable     3 mo LIBOR plus 3.30%   07/31/31    07/31/11
First Co Trust 03 ....................      2,047      3.501%         Variable     3 mo LIBOR plus 3.25%   03/26/33    03/26/08
Glacier Capital Trust II .............     46,393      3.034%         Variable     3 mo LIBOR plus 2.75%   04/07/34    04/07/09
Citizens Capital Trust I .............      5,155      2.903%         Variable     3 mo LIBOR plus 2.65%   06/17/34    06/17/09
Glacier Capital Trust III ............     36,083      6.078%      Fixed 5 years   3 mo LIBOR plus 1.29%   04/07/36    04/07/11
Glacier Capital Trust IV .............     30,928      7.235%      Fixed 5 years   3 mo LIBOR plus 1.57%   09/15/36    09/15/11
San Juan Trust I .....................      1,616      6.681%      Fixed 5 years   3 mo LIBOR plus 1.82%   03/01/37    03/01/12
                                         --------
                                         $124,988
                                         ========

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

                                                             Minimum Capital   Well Capitalized
                                                Actual         Requirement        Requirement
                                           ---------------   ---------------   -----------------
                                            Amount   Ratio    Amount   Ratio     Amount   Ratio
                                           -------   -----   -------   -----    -------   -----
Tier 1 capital (to risk weighted assets)
   Consolidated ........................   656,880   14.02%  187,439   4.00%    281,158    6.00%
   Glacier .............................   128,765   12.33%   41,781   4.00%     62,672    6.00%
   Mountain West .......................   129,649   13.39%   38,728   4.00%     58,092    6.00%
   First Security ......................    99,762   14.91%   26,756   4.00%     40,135    6.00%
   1st Bank ............................    58,119   14.99%   15,504   4.00%     23,256    6.00%
   Western .............................    61,594   14.67%   16,794   4.00%     25,191    6.00%
   Big Sky .............................    49,766   16.06%   12,393   4.00%     18,589    6.00%
   Valley ..............................    28,495   13.11%    8,694   4.00%     13,041    6.00%
   First National ......................    29,517   15.98%    7,390   4.00%     11,084    6.00%
   Citizens ............................    22,201   11.32%    7,844   4.00%     11,766    6.00%
   First Bank-MT .......................    18,437   12.73%    5,794   4.00%      8,691    6.00%
   San Juans ...........................    17,942   11.11%    6,462   4.00%      9,693    6.00%
Total capital (to risk weighted assets)
   Consolidated ........................   716,498   15.29%  374,877   8.00%    468,597   10.00%
   Glacier .............................   142,142   13.61%   83,562   8.00%    104,453   10.00%
   Mountain West .......................   142,066   14.67%   77,456   8.00%     96,820   10.00%
   First Security ......................   108,246   16.18%   53,513   8.00%     66,891   10.00%
   1st Bank ............................    63,039   16.26%   31,009   8.00%     38,761   10.00%
   Western .............................    66,886   15.93%   33,588   8.00%     41,985   10.00%
   Big Sky .............................    53,721   17.34%   24,786   8.00%     30,982   10.00%
   Valley ..............................    31,232   14.37%   17,388   8.00%     21,734   10.00%
   First National ......................    31,196   16.89%   14,779   8.00%     18,474   10.00%
   Citizens ............................    24,682   12.59%   15,688   8.00%     19,610   10.00%
   First Bank-MT .......................    20,261   13.99%   11,588   8.00%     14,485   10.00%
   San Juans ...........................    19,988   12.37%   12,924   8.00%     16,155   10.00%
Leverage capital (to average assets)
   Consolidated ........................   656,880   11.20%  234,518   4.00%        N/A     N/A
   Glacier .............................   128,765   10.09%   51,043   4.00%     63,803    5.00%
   Mountain West .......................   129,649   10.98%   47,217   4.00%     59,021    5.00%
   First Security ......................    99,762   11.32%   35,237   4.00%     44,046    5.00%
   1st Bank ............................    58,119    9.74%   23,865   4.00%     29,832    5.00%
   Western .............................    61,594   10.19%   24,185   4.00%     30,231    5.00%
   Big Sky .............................    49,766   13.67%   14,561   4.00%     18,201    5.00%
   Valley ..............................    28,495    8.57%   13,297   4.00%     16,621    5.00%
   First National ......................    29,517   10.38%   11,376   4.00%     14,220    5.00%
   Citizens ............................    22,201    9.62%    9,227   4.00%     11,534    5.00%
   First Bank-MT .......................    18,437    9.19%    8,020   4.00%     10,026    5.00%
   San Juans ...........................    17,942   10.33%    6,948   4.00%      8,685    5.00%

11. REGULATORY CAPITAL . . . CONTINUED

The following table illustrates the FRB's adequacy guidelines and the Company's and bank subsidiaries' compliance with those guidelines as of December 31, 2008:

                                                             Minimum Capital   Well Capitalized
                                                Actual         requirement        requirement
                                           ---------------   ---------------   -----------------
                                            Amount   Ratio    Amount   Ratio     Amount   Ratio
                                           -------   -----   -------   -----    -------   -----
Tier 1 capital (to risk weighted assets)
   Consolidated ........................   640,275   14.30%  179,117   4.00%    268,676    6.00%
   Glacier .............................   119,748   11.31%   42,341   4.00%     63,512    6.00%
   Mountain West .......................   101,315   10.62%   38,151   4.00%     57,226    6.00%
   First Security ......................    96,800   14.29%   27,088   4.00%     40,632    6.00%
   1st Bank ............................    38,527   12.58%   12,252   4.00%     18,378    6.00%
   Western .............................    59,825   13.26%   18,043   4.00%     27,065    6.00%
   Big Sky .............................    38,561   11.89%   12,974   4.00%     19,462    6.00%
   Valley ..............................    29,269   13.65%    8,574   4.00%     12,861    6.00%
   Citizens ............................    19,564   10.84%    7,217   4.00%     10,826    6.00%
   First Bank-MT .......................    15,149   11.70%    5,179   4.00%      7,769    6.00%
   San Juans ...........................    13,490    9.26%    5,830   4.00%      8,745    6.00%
Total capital (to risk weighted assets)
   Consolidated ........................   696,505   15.55%  358,234   8.00%    447,793   10.00%
   Glacier .............................   133,051   12.57%   84,682   8.00%    105,853   10.00%
   Mountain West .......................   113,287   11.88%   76,302   8.00%     95,377   10.00%
   First Security ......................   105,303   15.55%   54,176   8.00%     67,719   10.00%
   1st Bank ............................    42,370   13.83%   24,504   8.00%     30,630   10.00%
   Western .............................    65,481   14.52%   36,087   8.00%     45,108   10.00%
   Big Sky .............................    42,642   13.15%   25,949   8.00%     32,436   10.00%
   Valley ..............................    31,959   14.91%   17,148   8.00%     21,435   10.00%
   Citizens ............................    21,825   12.10%   14,434   8.00%     18,043   10.00%
   First Bank-MT .......................    16,772   12.95%   10,358   8.00%     12,948   10.00%
   San Juans ...........................    15,322   10.51%   11,660   8.00%     14,575   10.00%
Leverage capital (to average assets)
   Consolidated ........................   640,275   12.38%  206,812   4.00%        N/A     N/A
   Glacier .............................   119,748    9.79%   48,929   4.00%     61,161    5.00%
   Mountain West .......................   101,315    8.68%   46,707   4.00%     58,383    5.00%
   First Security ......................    96,800   11.31%   34,229   4.00%     42,786    5.00%
   1st Bank ............................    38,527    8.08%   19,077   4.00%     23,847    5.00%
   Western .............................    59,825   10.71%   22,335   4.00%     27,919    5.00%
   Big Sky .............................    38,561   11.62%   13,272   4.00%     16,589    5.00%
   Valley ..............................    29,269    9.11%   12,846   4.00%     16,058    5.00%
   Citizens ............................    19,564    9.46%    8,274   4.00%     10,343    5.00%
   First Bank-MT .......................    15,149   10.17%    5,961   4.00%      7,451    5.00%
   San Juans ...........................    13,490    9.66%    5,586   4.00%      6,982    5.00%

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

11. REGULATORY CAPITAL . . . CONTINUED

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

12. FEDERAL AND STATE INCOME TAXES

The following is a summary of consolidated income tax expense for:

                                             Years ended December 31,
                                           ---------------------------
         (Dollars in thousands)              2009       2008     2007
         ----------------------            --------   -------   ------
Current:
   Federal .............................   $ 26,557    37,373   29,016
   State ...............................      7,189     8,271    6,491
                                           --------   -------   ------
      Total current tax expense ........     33,746    45,644   35,507
                                           --------   -------   ------
Deferred:
   Federal .............................    (24,656)   (9,979)    (348)
   State ...............................     (5,099)   (2,064)     (72)
                                           --------   -------   ------
      Total deferred tax benefit .......    (29,755)  (12,043)    (420)
                                           --------   -------   ------
         Total income tax expense ......   $  3,991    33,601   35,087
                                           ========   =======   ======

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

                                                          Years ended
                                                         December 31,
                                                     --------------------
                                                      2009   2008    2007
                                                     -----   ----    ----
Federal statutory rate ...........................    35.0%  35.0%   35.0%
State taxes, net of federal income tax benefit ...     3.8%   4.1%    4.0%
Tax-exempt interest income .......................   -21.0%  -4.9%   -4.4%
Tax credits ......................................    -3.3%  -0.1%    0.0%
Bargain purchase gain ............................    -3.2%   0.0%    0.0%
Other, net .......................................    -0.9%  -0.2%   -0.8%
                                                     -----   ----    ----
                                                      10.4%  33.9%   33.8%
                                                     =====   ====    ====

12. FEDERAL AND STATE INCOME TAXES . . . CONTINUED

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                             December 31,
                                                          ------------------
                 (Dollars in thousands)                     2009       2008
                 ----------------------                   --------   -------
Deferred tax assets:
   Allowance for loan and lease losses.................   $ 56,067    30,061
   Non-accrual interest ...............................      4,524     1,652
   Stock based compensation ...........................      3,612     3,100
   Impairment of equity securities (FHLMC & FNMA) .....      2,976     2,976
   Deferred compensation ..............................      2,877     2,896
   Employee benefits ..................................      2,046     1,617
   Available-for-sale securities ......................        224       803
   Other ..............................................      1,539       671
                                                          --------   -------
      Total gross deferred tax assets .................     73,865    43,776
                                                          --------   -------
Deferred tax liabilities:
   Federal Home Loan Bank stock dividends .............    (10,234)  (10,012)
   Intangibles ........................................     (8,352)   (7,897)
   Fixed assets, due to differences in depreciation ...     (7,704)   (6,393)
   Deferred loan costs ................................     (4,338)   (3,768)
   Other ..............................................     (2,155)   (1,414)
                                                          --------   -------
      Total gross deferred tax liabilities ............    (32,783)  (29,484)
                                                          --------   -------
         Net deferred tax asset .......................   $ 41,082    14,292
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

           Years ended December 31,
           ------------------------
Federal    2006, 2007 and 2008
Montana    2003, 2004, 2005, 2006, 2007 and 2008
Idaho      2003, 2004, 2005, 2006, 2007 and 2008
Colorado   2005, 2006, 2007 and 2008
Utah       2006, 2007 and 2008

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

                             New        Low-Income    Investment
      Years ended           Market       Housing      Securities
(Dollars in thousands)   Tax Credits   Tax Credits   Tax Credits
----------------------   -----------   -----------   -----------
   2010                      1,530          337           536
   2011                      1,530          785           541
   2012                      1,836          785           541
   2013                      1,836          785           541
   2014                      1,836          785           541
Thereafter                   1,836        3,324         3,834
                           -------        -----         -----
                           $10,404        6,801         6,534
                           =======        =====         =====

In accordance with FASB ASC Topic 740, Income Taxes, the Company determined its unrecognized tax benefit to be $0 and $152,000 as of December 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

                                                                    December 31,
                                                                    ------------
                      (Dollars in thousands)                         2009   2008
                      ----------------------                        -----   ----
Balance at beginning of period ..................................   $ 152    210
Reduction of unrecognized tax benefits for expired periods ......    (152)   (58)
                                                                    -----   ----
Balance at end of period ........................................   $  --    152
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

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Years Ended December 31,
                                          --------------------------------------
                                             2009          2008         2007
                                          -----------   ----------   -----------
Net earnings available to common
   stockholders, basic and diluted ....   $34,374,000   65,657,000    68,603,000
Average outstanding shares - basic ....    61,529,944   54,851,145    53,236,489
Add: Dilutive stock options ...........         1,696      152,669       511,909
                                          -----------   ----------    ----------
Average outstanding shares - diluted ..    61,531,640   55,003,814    53,748,398
                                          ===========   ==========    ==========
Basic earnings per share ..............   $      0.56         1.20          1.29
                                          ===========   ==========    ==========
Diluted earnings per share ............   $      0.56         1.19          1.28
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

                                                    Options Granted
                                                         During
                                                 ---------------------
                                                  2009    2008    2007
                                                 -----   -----   -----
Fair value of stock options - Black Scholes ..   $4.26   $3.56   $5.05
Expected volatility ..........................      44%     29%     26%
Expected dividends ...........................    2.74%   2.30%   2.12%
Risk free interest rate ......................    1.40%   2.49%   4.80%
Expected life ................................    3.47    3.46    3.47

At December 31, 2009, total shares available for stock option grants to employees and directors are 2,716,109. Changes in shares granted for stock options for the year ended December 31, 2009 are summarized as follows:

                                                      Weighted
                                                       Average
                                        Options    Exercise Price
                                       ---------   --------------
Outstanding at December 31, 2008 ...   2,628,609       $19.73
Canceled ...........................    (185,144)       18.41
Granted ............................     440,715        15.37
Exercised ..........................    (188,535)       13.55
                                       ---------
Outstanding at December 31, 2009 ...   2,695,645        19.52
                                       =========
Excercisable at December 31, 2009 ..   1,862,865        20.67
                                       =========

The range of exercise prices on options outstanding and exercisable at December 31, 2009 is as follows:

                                                                        Options Exercisable
                                                                   ----------------------------
                                   Weighted          Weighted                       Weighted
                    Options        Average           Average         Options         Average
  Price Range     Outstanding   Exercise Price   Life of Options   Exercisable   Exercise Price
  -----------     -----------   --------------   ---------------   -----------   --------------
$13.91 - $18.19    1,346,245        $16.65          3.2 years         514,465        $16.73
$18.74 - $24.73    1,349,400         22.47          1.7 years       1,348,400         22.47
                   ---------                                        ---------
                   2,695,645         19.52          2.6 years       1,862,865         20.67
                   =========                                        =========

16. PARENT COMPANY INFORMATION (CONDENSED)

The following condensed financial information is the unconsolidated (parent company only) information for the Company:

STATEMENTS OF FINANCIAL CONDITION

                                                     December 31,
                                                  ------------------
             (Dollars in thousands)                 2009       2008
             ----------------------               --------   -------
Assets:
   Cash .......................................   $    565     1,036
   Interest bearing cash deposits .............     17,764    97,221
                                                  --------   -------
      Cash and cash equivalents ...............     18,329    98,257
   Investment securities, available-for-sale ..      1,111        --
   Other assets ...............................     15,319    14,443
   Investment in subsidiaries .................    797,180   702,183
                                                  --------   -------
                                                  $831,939   814,883
                                                  ========   =======
Liabilities and Stockholders' Equity:
   Dividends payable ..........................   $  8,011     7,973
   Subordinated debentures ....................    124,988   121,037
   Other liabilities ..........................     13,050     8,933
                                                  --------   -------
      Total liabilities .......................    146,049   137,943
                                                  --------   -------
   Common stock ...............................        616       613
   Paid-in capital ............................    497,493   491,794
   Retained earnings ..........................    188,129   185,776
   Accumulated other comprehensive loss .......       (348)   (1,243)
                                                  --------   -------
      Total stockholders' equity ..............    685,890   676,940
                                                  --------   -------
                                                  $831,939   814,883
                                                  ========   =======

STATEMENT OF OPERATIONS

                                                                     Years ended December 31,
                                                                    -------------------------
                      (Dollars in thousands)                          2009     2008     2007
                      ----------------------                        -------   ------   ------
Revenues:
   Dividends from subsidiaries ..................................   $24,300   20,500   40,550
   Other income .................................................     2,775      747      889
   Intercompany charges for services ............................    13,108   12,656   11,345
                                                                    -------   ------   ------
      Total revenues ............................................    40,183   33,903   52,784
Expenses:
   Employee compensation and benefits ...........................     7,793    7,769    7,564
   Other operating expenses .....................................    12,845   13,044   12,969
                                                                    -------   ------   ------
      Total expenses ............................................    20,638   20,813   20,533
   Earnings before income tax benefit and equity in undistributed
      earnings of subsidiaries ..................................    19,545   13,090   32,251
   Income tax benefit ...........................................     1,942    1,952    4,444
                                                                    -------   ------   ------
   Income before equity in undistributed earnings of subsidiaries    21,487   15,042   36,695
   Subsidiary earnings in excess of dividends distributed .......    12,887   50,615   31,908
                                                                    -------   ------   ------
Net earnings ....................................................   $34,374   65,657   68,603
                                                                    =======   ======   ======

16. PARENT COMPANY INFORMATION (CONDENSED) . . . CONTINUED

STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                                       ----------------------------
                       (Dollars in thousands)                            2009       2008      2007
                       ----------------------                          --------   -------   -------
Operating activities:
   Net earnings ....................................................   $ 34,374    65,657    68,603
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Subsidiary earnings in excess of dividends distributed ..........    (12,887)  (50,615)  (31,908)
   Gain on sale of investments .....................................     (2,147)       --        --
   Excess tax benefits related to the exercise of stock options ....        (75)   (1,325)   (1,745)
   Net increase in other assets and other liabilities ..............      1,356     3,411     5,316
                                                                       --------   -------   -------
Net cash provided by operating activities ..........................     20,621    17,128    40,266
                                                                       --------   -------   -------
Investing activities:
   Proceeds from sales, maturities and prepayments of
      securities available-for-sale ................................      2,267     1,270        --
   Purchases of investment securities available-for-sale ...........       (285)       --        --
   Equity contribution to subsidiary banks .........................    (68,753)  (15,455)  (10,416)
   Net addition of premises and equipment ..........................     (4,451)   (2,741)   (3,401)
                                                                       --------   -------   -------
Net cash used by investing activities ..............................    (71,222)  (16,926)  (13,817)
                                                                       --------   -------   -------
Financing activities:
   Net increase in other borrowed funds ............................         65        --        --
   Cash dividends paid .............................................    (32,021)  (29,079)  (26,694)
   Excess tax benefits from stock options ..........................         75     1,325     1,745
   Proceeds from exercise of stock options and other stock issued ..      2,554   103,749     6,154
                                                                       --------   -------   -------
Net cash provided by (used in) financing activities ................    (29,327)   75,995   (18,795)
                                                                       --------   -------   -------
Net increase in cash and cash equivalents ..........................    (79,928)   76,197     7,654
Cash and cash equivalents at beginning of year .....................     98,257    22,060    14,406
                                                                       --------   -------   -------
Cash and cash equivalents at end of year ...........................   $ 18,329    98,257    22,060
                                                                       ========   =======   =======

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data is as follows:

                                                                     QUARTERS ENDED, 2009
                                                -------------------------------------------------------------
(Dollars in thousands, except per share data)      MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
---------------------------------------------   -------------   -------------   -------------   -------------
Interest income .............................   $      75,532          74,420          74,430          78,112
Interest expense ............................          15,154          13,939          13,801          14,273
                                                -------------   -------------   -------------   -------------
Net interest income .........................          60,378          60,481          60,629          63,839
Gain on investments .........................              --              --           2,667           3,328
Provision for loan losses ...................          15,715          25,140          47,050          36,713
Earnings (loss) before income taxes .........          22,414          13,696          (6,617)          8,872
Net earnings (loss) .........................          15,779          10,652          (1,531)          9,474
Basic earnings (loss) per share .............            0.26            0.17           (0.02)           0.15
Diluted earnings (loss) per share ...........            0.26            0.17           (0.02)           0.15
Dividends per share .........................            0.13            0.13            0.13            0.13
Market range high-low .......................   $19.36-$12.15   $18.97-$14.67   $16.80-$12.92   $14.62-$11.92

17. UNAUDITED QUARTERLY FINANCIAL DATA . . . CONTINUED

                                                                     Quarters ended, 2008
                                                -------------------------------------------------------------
(Dollars in thousands, except per share data)      March 31        June 30       September 30    December 31
---------------------------------------------   -------------   -------------   -------------   -------------
Interest income .............................   $      76,016          74,573          75,689          76,707
Interest expense ............................          27,387          22,273          22,113          18,599
                                                -------------   -------------   -------------   -------------
Net interest income .........................          48,629          52,300          53,576          58,108
Gain (loss) on investments ..................             248              --          (7,593)             --
Provision for loan losses ...................           2,500           5,042           8,715          12,223
Earnings before income taxes ................          26,778          28,196          18,854          25,430
Net earnings ................................          17,399          18,459          12,785          17,014
Basic earnings per share ....................            0.32            0.35            0.23            0.30
Diluted earnings per share ..................            0.32            0.34            0.24            0.29
Dividends per share .........................            0.13            0.13            0.13            0.13
Market range high-low .......................   $20.48-$15.54   $21.78-$15.99   $27.72-$14.46   $25.36-$14.12

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

The following are the assets measured at fair value on a recurring basis at and for the period ended December 31, 2009 and 2008:

                                                       ASSETS/       QUOTED PRICES     SIGNIFICANT
                                                     LIABILITIES   IN ACTIVE MARKETS      OTHER       SIGNIFICANT
                                                     MEASURED AT     FOR IDENTICAL      OBSERVABLE   UNOBSERVABLE
                                                      FAIR VALUE         ASSETS           INPUTS        INPUTS
              (Dollars in thousands)                  12/31/2009       (LEVEL 1)        (LEVEL 2)      (LEVEL 3)
--------------------------------------------------   -----------   -----------------   -----------   ------------
Financial assets:
   U.S. government agencies ......................    $      209          --                  209           --
   Government sponsored enterprises ..............           177          --                  177           --
   State and local governments and other issues ..       480,976          --              478,888        2,088
   Collateralized debt obligations ...............         6,789          --                   --        6,789
   Residential mortgage-backed securities ........       955,042          --              953,931        1,111
                                                      ----------         ---            ---------        -----
      Total financial assets .....................    $1,443,193          --            1,433,205        9,988
                                                      ==========         ===            =========        =====

18. FAIR VALUE OF FINANCIAL INSTRUMENTS . . . CONTINUED

                                                       Assets/       Quoted Prices     Significant
                                                     Liabilities   in Active Markets      Other      Significant
                                                     Measured at     for Identical     Observable    Unobservable
                                                      Fair Value        Assets           Inputs         Inputs
              (Dollars in thousands)                  12/31/2008       (Level 1)        (Level 2)      (Level 3)
              ----------------------                 -----------   -----------------   -----------   ------------
Financial assets:
   U.S. government agencies ......................     $    217            --                217            --
   Government sponsored enterprises ..............          312            --                312            --
   State and local governments and other issues ..      418,143            --            417,859           284
   Collateralized debt obligations ...............       15,540            --                 --        15,540
   Residential mortgage-backed securities ........      494,470            --            486,873         7,597
                                                       --------           ---            -------        ------
      Total financial assets .....................     $928,682            --            905,261        23,421
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

                                                     December 31,
                                                   ----------------
             (Dollars in thousands)                  2009     2008
             ----------------------                -------   ------
Balance at beginning of year ...................   $23,421   16,948
Total unrealized gains included in
   other comprehensive income ..................    (7,264)    (747)
Amortization, accretion or principal payments ..      (539)    (377)
Purchases ......................................     2,251       --
Transfers into level 3 .........................        --    7,597
Transfers out of level 3 .......................    (7,881)      --
                                                   -------   ------
Balance at end of year .........................   $ 9,988   23,421
                                                   =======   ======

The change in unrealized gains (losses) related to available-for-sale securities is reported in the accumulated other comprehensive income (loss).

18. FAIR VALUE OF FINANCIAL INSTRUMENTS . . . CONTINUED

Certain financial assets or liabilities are not measured at fair value on a recurring basis, but are subject to fair value measurement in certain circumstances, for example upon acquisition or when there is evidence of impairment. The following are the assets measured at fair value on a nonrecurring basis at December 31, 2009 and 2008:

                                                  ASSETS/       QUOTED PRICES     SIGNIFICANT
                                                LIABILITIES   IN ACTIVE MARKETS      OTHER      SIGNIFICANT
                                                MEASURED AT     FOR IDENTICAL      OBSERVABLE   UNOBSERVABLE
                                                FAIR VALUE          ASSETS           INPUTS        INPUTS
            (Dollars in thousands)              12/31/2009        (LEVEL 1)        (LEVEL 2)      (LEVEL 3)
            ----------------------              -----------   -----------------   -----------   ------------
Financial assets:
   Real estate and other assets owned, net ..     $ 57,320            --               --           57,320
   Impaired loans, net of allowance
      for loan and lease ....................      198,982            --               --          198,982
                                                  --------           ---              ---          -------
      Total financial assets ................     $256,302            --               --          256,302
                                                  ========           ===              ===          =======

                                                  Assets/       Quoted Prices     Significant
                                                Liabilities   in Active Markets      Other      Significant
                                                Measured at     for Identical      Observable   Unobservable
                                                Fair Value          Assets           Inputs        Inputs
            (Dollars in thousands)              12/31/2008        (Level 1)        (Level 2)      (Level 3)
            ----------------------              -----------   -----------------   -----------   ------------
Financial assets:
   Real estate and other assets owned, net ..     $11,539             --               --          11,539
   Impaired loans, net of allowance
      for loan and lease ....................      71,950             --               --          71,950
                                                  -------            ---              ---          ------
      Total financial assets ................     $83,489             --               --          83,489
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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS . . . CONTINUED

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS . . . CONTINUED

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

                                             Capital   Operating
          (Dollars in thousands)              Leases     Leases     Total
          ----------------------             -------   ---------   ------
Years ended December 31,
   2010                                      $  231       2,912     3,143
   2011                                         233       2,621     2,854
   2012                                         235       2,130     2,365
   2013                                         238       1,902     2,140
   2014                                         838       1,739     2,577
   Thereafter                                 1,341       9,533    10,874
                                             ------      ------    ------
   Total minimum lease payments               3,116      20,837    23,953
                                                         ======    ======
Less: Amount representing interest            1,079
                                             ------
   Present value of minimum lease payments    2,037
Less: Current portion of
   obligations under capital leases              74
                                             ------
Long-term portion of
   obligations under capital leases          $1,963
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

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

The following is a summary of selected operating segment information for the years ended and as of December 31, 2009, 2008, and 2007.

                  2009                                    Mountain     First      1st
         (Dollars in thousands)               Glacier       West     Security     Bank    Western   Big Sky    Valley
         ----------------------             ----------   ---------   --------   -------   -------   -------   -------
Net interest income .....................   $   57,139      53,302    35,788     24,057    21,233    15,700    14,051
Provision for loan losses ...............      (32,000)    (50,500)  (10,450)   (10,800)   (3,200)   (9,200)   (1,200)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net interest income after
   provision for loan and lease losses ..       25,139       2,802    25,338     13,257    18,033     6,500    12,851
Non-interest income .....................       15,387      27,882     8,103      4,628     8,631     3,564     5,717
Core deposit amortization ...............         (330)       (184)     (468)      (652)     (571)      (23)      (42)
Other non-interest expense ..............      (27,325)    (51,525)  (18,897)   (14,943)  (16,342)   (8,441)   (9,229)
                                            ----------   ---------   -------    -------   -------   -------   -------
Earnings before income taxes ............       12,871     (21,025)   14,076      2,290     9,751     1,600     9,297
Income tax (expense) benefit ............       (2,803)      9,764    (3,372)      (309)   (2,813)     (121)   (2,740)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net income (loss) .......................   $   10,068     (11,261)   10,704      1,981     6,938     1,479     6,557
                                            ==========   =========   =======    =======   =======   =======   =======
Assets ..................................   $1,325,039   1,172,331   890,672    650,072   624,077   368,571   351,228
Loans, net of ALLL ......................      903,276     919,901   548,471    286,019   314,613   260,433   182,916
Goodwill ................................        8,900      23,159    18,582     41,718    22,311     1,752     1,770
Deposits ................................      726,403     793,006   588,858    421,271   504,619   184,278   211,935
Stockholders' equity ....................      139,799     146,720   120,044    101,789    85,259    51,614    30,585

                                              First                First       San
                                            National   Citizens   Bank-MT     Juans     Parent   Eliminations   Consolidated
                                            --------   --------   -------   --------   -------   ------------   ------------
Net interest income .....................   $  3,964    10,437      7,900      8,021    (6,265)          --        245,327
Provision for loan losses ...............     (1,683)   (2,800)      (985)    (1,800)       --           --       (124,618)
                                            --------   -------    -------   --------   -------     --------      ---------
Net interest income after
   provision for loan and lease losses ..      2,281     7,637      6,915      6,221    (6,265)          --        120,709
Non-interest income .....................      4,187     4,235        929      1,329    52,466      (50,584)        86,474
Core deposit amortization ...............       (144)     (111)      (358)      (233)       --           --         (3,116)
Other non-interest expense ..............     (2,011)   (7,992)    (3,189)    (5,435)  (13,769)      13,396       (165,702)
                                            --------   -------    -------   --------   -------     --------      ---------
Earnings before income taxes ............      4,313     3,769      4,297      1,882    32,432      (37,188)        38,365
Income tax (expense) benefit ............       (230)   (1,332)    (1,426)      (551)    1,942           --         (3,991)
                                            --------   -------    -------   --------   -------     --------      ---------
Net income ..............................   $  4,083     2,437      2,871      1,331    34,374      (37,188)        34,374
                                            ========   =======    =======   ========   =======     ========      =========
Assets ..................................   $295,953   241,807    217,379    184,528   832,916     (962,778)     6,191,795
Loans, net of ALLL ......................    151,379   161,182    114,113    145,015        --           --      3,987,318
Goodwill ................................         --     9,553     12,556      5,958        --           --        146,259
Deposits ................................    247,256   159,763    143,552    148,474        --      (29,263)     4,100,152
Stockholders' equity ....................     31,364    31,969     32,627     25,410   685,890     (797,180)       685,890

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

                  2008                                    Mountain     First      1st
         (Dollars in thousands)               Glacier       West     Security     Bank    Western   Big Sky    Valley
         ----------------------             ----------   ---------   --------   -------   -------   -------   -------
Net interest income .....................   $   52,900      45,614    34,212     22,695    20,713    15,595    12,719
Provision for loan losses ...............       (8,825)    (11,150)   (1,750)    (2,012)     (540)   (2,200)     (810)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net interest income after
   provision for loan and lease losses ..       44,075      34,464    32,462     20,683    20,173    13,395    11,909
Non-interest income .....................       13,926      20,353     6,987      4,728     3,306     3,608     4,673
Core deposit amortization ...............         (392)       (196)     (511)      (712)     (623)      (23)      (42)
Other non-interest expense ..............      (27,074)    (41,922)  (17,128)   (14,143)  (16,151)   (7,390)   (8,770)
                                            ----------   ---------   -------    -------   -------   -------   -------
Earnings before income taxes ............       30,535      12,699    21,810     10,556     6,705     9,590     7,770
Income tax (expense) benefit ............      (10,910)     (3,628)   (7,282)    (3,631)   (1,818)   (3,587)   (2,251)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net income ..............................   $   19,625       9,071    14,528      6,925     4,887     6,003     5,519
                                            ==========   =========   =======    =======   =======   =======   =======
Assets ..................................   $1,250,774   1,226,869   954,218    566,869   609,868   332,325   298,392
Loans, net of ALLL ......................      963,107     955,486   561,691    320,370   354,199   287,394   195,504
Goodwill ................................        8,900      23,159    18,582     41,718    22,311     1,752     1,770
Deposits ................................      609,473     680,404   545,199    418,231   357,729   179,834   185,505
Stockholders' equity ....................      129,890     124,881   116,856     95,200    83,843    40,384    31,483

                                                        First      San
                                            Citizens   Bank-MT    Juans     Parent   Eliminations   Consolidated
                                            --------   -------   -------   -------   ------------   ------------
Net interest income .....................   $  7,676     6,676       575    (6,762)           --       212,613
Provision for loan losses ...............       (750)     (390)      (53)       --            --       (28,480)
                                            --------   -------   -------   -------    ----------     ---------
Net interest income after
   provision for loan and lease losses ..      6,926     6,286       522    (6,762)           --       184,133
Non-interest income .....................      2,855       768        85    83,891       (84,146)       61,034
Core deposit amortization ...............       (128)     (405)      (19)       --            --        (3,051)
Other non-interest expense ..............     (6,407)   (3,083)     (397)  (13,424)       13,031      (142,858)
                                            --------   -------   -------   -------    ----------     ---------
Earnings before income taxes ............      3,246     3,566       191    63,705       (71,115)       99,258
Income tax (expense) benefit ............     (1,092)   (1,279)      (75)    1,952            --       (33,601)
                                            --------   -------   -------   -------    ----------     ---------
Net income ..............................   $  2,154     2,287       116    65,657       (71,115)       65,657
                                            ========   =======   =======   =======    ==========     =========
Assets ..................................   $217,697   154,645   165,784   814,883    (1,038,354)    5,553,970
Loans, net of ALLL ......................    159,412   114,177   142,114        --            --     4,053,454
Goodwill ................................      9,553    12,556     6,451        --            --       146,752
Deposits ................................    135,970   113,531   143,056        --      (106,457)    3,262,475
Stockholders' equity ....................     29,110    29,329    21,207   676,940      (702,183)      676,940

21. OPERATING SEGMENT INFORMATION . . . CONTINUED

                  2007                                    Mountain     First      1st
         (Dollars in thousands)               Glacier       West     Security     Bank    Western   Big Sky    Valley
         ----------------------             ----------   ---------   -------    -------   -------   -------   -------
Net interest income .....................   $   40,270      41,115    32,674     20,135    19,043    12,610    10,641
Provision for loan losses ...............       (1,580)     (2,225)   (1,100)      (630)       --      (645)     (405)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net interest income after
   provision for loan and lease losses ..       38,690      38,890    31,574     19,505    19,043    11,965    10,236
Non-interest income .....................       13,473      19,861     6,844      4,212     8,896     3,583     4,807
Core deposit amortization ...............         (415)       (208)     (554)      (688)     (675)      (23)      (42)
Other non-interest expense ..............      (25,231)    (36,745)  (17,295)   (13,015)  (16,050)   (7,220)   (8,335)
                                            ----------   ---------   -------    -------   -------   -------   -------
Earnings before income taxes ............       26,517      21,798    20,569     10,014    11,214     8,305     6,666
Income tax (expense) benefit ............       (9,294)     (7,701)   (7,027)    (3,482)   (4,129)   (3,144)   (1,955)
                                            ----------   ---------   -------    -------   -------   -------   -------
Net income ..............................   $   17,223      14,097    13,542      6,532     7,085     5,161     4,711
                                            ==========   =========   =======    =======   =======   =======   =======
Assets ..................................   $1,101,112   1,038,294   792,882    551,327   508,915   315,885   283,155
Loans, net of ALLL ......................      863,253     836,426   548,379    298,800   321,533   262,934   194,912
Goodwill ................................        8,900      23,159    18,582     41,718    22,311     1,752     1,770
Deposits ................................      579,190     666,330   533,260    439,281   345,273   215,771   187,657
Stockholders' equity ....................      115,247     114,538   109,320     87,523    83,226    35,406    27,323

                                                        First
                                            Citizens   Bank-MT    Parent   Eliminations   Consolidated
                                            --------   -------   -------   ------------   ------------
Net interest income .....................   $  7,532     6,308    (6,859)          --        183,469
Provision for loan losses ...............        (75)      (20)       --           --         (6,680)
                                            --------   -------   -------     --------      ---------
Net interest income after
   provision for loan and lease losses ..      7,457     6,288    (6,859)          --        176,789
Non-interest income .....................      2,550       736    84,025      (84,169)        64,818
Core deposit amortization ...............       (146)     (451)       --           --         (3,202)
Other non-interest expense ..............     (6,102)   (3,426)  (13,006)      11,710       (134,715)
                                            --------   -------   -------     --------      ---------
Earnings before income taxes ............      3,759     3,147    64,160      (72,459)       103,690
Income tax (expense) benefit ............     (1,403)   (1,395)    4,443           --        (35,087)
                                            --------   -------   -------     --------      ---------
Net income ..............................   $  2,356     1,752    68,603      (72,459)        68,603
                                            ========   =======   =======     ========      =========
Assets ..................................   $182,769   149,483   660,892     (767,384)     4,817,330
Loans, net of ALLL ......................    131,988    98,897        --           --      3,557,122
Goodwill ................................      9,553    12,556        --           --        140,301
Deposits ................................    139,228   113,692        --      (35,204)     3,184,478
Stockholders' equity ....................     27,808    26,941   528,576     (627,332)       528,576

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

22. IMPACT OF RECENT AUTHORITATIVE ACCOUNTING GUIDANCE . . . CONTINUED

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

22. IMPACT OF RECENT AUTHORITATIVE ACCOUNTING GUIDANCE . . . CONTINUED

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements and

     (2) Financial Statement schedules required to be filed by Item 8 of this report.

     (3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

EXHIBIT NO.   EXHIBIT
-----------   -------
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned on March 12, 2010.

                                        GLACIER BANCORP, INC.


                                        By: /s/ Michael J. Blodnick
                                            ------------------------------------
                                            Michael J. Blodnick
                                            President/CEO/Director
                                            (Principal Executive Officer)


                                        By: /s/ Ron J. Copher
                                            ------------------------------------
                                            Ron J. Copher
                                            Senior Vice President and CFO
                                            (Principal Financial Accounting
                                            Officer)