Form 10-Q
period 2010-03-31
GLACIER BANCORP INC
filed 2010-05-07
CIK 868671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

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

         Large Accelerated Filer [X]            Accelerated Filer         [ ]

         Non-Accelerated Filer   [ ]            Smaller reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's common stock outstanding on April 30, 2010 was 71,912,768. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION
   Item 1 - Financial Statements
       Unaudited Condensed Consolidated Statements of Financial Condition -
          March 31, 2010, December 31, 2009, and March 31, 2009 ..................      3
       Unaudited Condensed Consolidated Statements of Operations -
          Three Months ended March 31, 2010 and 2009 .............................      4
       Unaudited Condensed Consolidated Statements of Stockholders' Equity
          and Comprehensive Income - Year ended December 31, 2009
          and Three Months ended March 31, 2010 ..................................      5
       Unaudited Condensed Consolidated Statements of Cash Flows -
          Three Months ended March 31, 2010 and 2009 .............................      6
       Notes to Unaudited Condensed Consolidated Financial Statements ............      7
   Item 2 - Management's Discussion and Analysis
       of Financial Condition and Results of Operations ..........................     27
   Item 3 - Quantitative and Qualitative Disclosure about Market Risk ............     47
   Item 4 - Controls and Procedures ..............................................     47
PART II.  OTHER INFORMATION ......................................................     48
   Item 1 - Legal Proceedings ....................................................     48
   Item 1A - Risk Factors ........................................................     48
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..........     54
   Item 3 - Defaults upon Senior Securities ......................................     54
   Item 5 - Other Information ....................................................     54
   Item 6 - Exhibits .............................................................     54
   Signatures ....................................................................     54

                              GLACIER BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31,     December 31,     March 31,
(Dollars in thousands, except per share data)                                      2010            2009           2009
---------------------------------------------                                  ------------    ------------    ----------
ASSETS
   Cash on hand and in banks                                                   $     93,242         120,731       110,220
   Federal funds sold                                                                71,250          87,155        27,520
   Interest bearing cash deposits                                                    12,595           2,689        14,122
                                                                               ------------    ------------    ----------
      Cash and cash equivalents                                                     177,087         210,575       151,862
   Investment securities, available-for-sale                                      1,637,646       1,506,394       965,641
   Loans held for sale                                                               56,595          66,330        74,515
   Loans receivable, gross                                                        4,015,361       4,063,915     4,086,190
   Allowance for loan and lease losses                                             (143,600)       (142,927)      (83,777)
                                                                               ------------    ------------    ----------
      Loans receivable, net                                                       3,928,356       3,987,318     4,076,928
   Premises and equipment, net                                                      140,994         140,921       135,688
   Real estate and other assets owned, net                                           59,481          57,320        18,985
   Accrued interest receivable                                                       28,356          29,729        28,143
   Deferred tax asset                                                                37,404          41,082        17,948
   Core deposit intangible, net                                                      13,117          13,937        12,239
   Goodwill                                                                         146,259         146,259       146,259
   Other assets                                                                      57,168          58,260        27,107
                                                                               ------------    ------------    ----------
      Total assets                                                             $  6,225,868       6,191,795     5,580,800
                                                                               ============    ============    ==========
LIABILITIES
   Non-interest bearing deposits                                               $    828,141         810,550       743,552
   Interest bearing deposits                                                      3,336,703       3,289,602     2,551,180
   Advances from Federal Home Loan Bank                                             802,886         790,367       225,695
   Securities sold under agreements to repurchase                                   242,110         212,506       199,669
   Federal Reserve Bank discount window                                                  --         225,000     1,005,000
   Other borrowed funds                                                               6,784          13,745         6,109
   Accrued interest payable                                                           7,983           7,928         8,675
   Subordinated debentures                                                          125,024         124,988       120,149
   Other liabilities                                                                 37,782          31,219        38,786
                                                                               ------------    ------------    ----------
      Total liabilities                                                           5,387,413       5,505,905     4,898,815
                                                                               ------------    ------------    ----------
STOCKHOLDERS' EQUITY
   Preferred shares, $0.01 par value per share, 1,000,000 shares authorized,
      none issued or outstanding                                                         --              --            --
   Common stock, $0.01 par value per share, 117,187,500 shares authorized               719             616           615
   Paid-in capital                                                                  643,371         497,493       494,874
   Retained earnings - substantially restricted                                     188,851         188,129       193,552
   Accumulated other comprehensive gain (loss)                                        5,514            (348)       (7,056)
                                                                               ------------    ------------    ----------
      Total stockholders' equity                                                    838,455         685,890       681,985
                                                                               ------------    ------------    ----------
      Total liabilities and stockholders' equity                               $  6,225,868       6,191,795     5,580,800
                                                                               ============    ============    ==========
   Number of shares outstanding                                                  71,911,268      61,619,803    61,509,818
   Book value per share                                                        $      11.66           11.13         11.09

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
(Dollars in thousands, except per share data)                    2010            2009
---------------------------------------------                ------------    ------------
INTEREST INCOME
   Residential real estate loans                             $     11,833         14,341
   Commercial loans                                                36,672         37,966
   Consumer and other loans                                        10,640         11,339
   Investment securities and other                                 14,253         11,886
                                                             ------------    -----------
      Total interest income                                        73,398         75,532
                                                             ------------    -----------
INTEREST EXPENSE
   Deposits                                                         9,331         10,134
   Federal Home Loan Bank advances                                  2,311          1,819
   Securities sold under agreements to repurchase                     416            594
   Subordinated debentures                                          1,636          1,907
   Other borrowed funds                                               190            700
                                                             ------------    -----------
      Total interest expense                                       13,884         15,154
                                                             ------------    -----------
NET INTEREST INCOME                                                59,514         60,378
   Provision for loan losses                                       20,910         15,715
                                                             ------------    -----------
      Net interest income after provision for loan
         losses                                                    38,604         44,663
                                                             ------------    -----------
NON-INTEREST INCOME
   Service charges and other fees                                   9,520          9,019
   Miscellaneous loan fees and charges                              1,126          1,160
   Gain on sale of loans                                            3,891          6,150
   Gain on sale of investments                                        314             --
   Other income                                                     1,332          1,048
                                                             ------------    -----------
      Total non-interest income                                    16,183         17,377
                                                             ------------    -----------
NON-INTEREST EXPENSE
   Compensation, employee benefits and related expense             21,356         21,944
   Occupancy and equipment expense                                  5,948          5,895
   Advertising and promotions                                       1,592          1,724
   Outsourced data processing expense                                 694            671
   Core deposit intangibles amortization                              820            774
   Foreclosed asset expenses, losses and write-downs                2,318            520
   Federal Deposit Insurance Corporation premiums                   2,200          1,168
   Other expense                                                    7,033          6,930
                                                             ------------    -----------
      Total non-interest expense                                   41,961         39,626
                                                             ------------    -----------
EARNINGS BEFORE INCOME TAXES                                       12,826         22,414
   Federal and state income tax expense                             2,756          6,635
                                                             ------------    -----------
NET EARNINGS                                                 $     10,070         15,779
                                                             ============    ===========
Basic earnings per share                                     $       0.16           0.26
Diluted earnings per share                                   $       0.16           0.26
Dividends declared per share                                 $       0.13           0.13
Return on average assets (annualized)                                0.67%          1.15%
Return on average equity (annualized)                                5.75%          9.27%
Average outstanding shares - basic                             62,763,299     61,460,619
Average outstanding shares - diluted                           62,763,299     61,468,167

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
       YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010

                                                                                              Retained     Accumulated     Total
                                                               Common Stock                   Earnings        Other       Stock-
                                                          ---------------------   Paid-in  Substantially  Comprehensive  holders'
(Dollars in thousands, except per share data)               Shares      Amount    Capital    Restricted   Income (Loss)   Equity
---------------------------------------------             ----------   --------   -------  -------------  -------------  --------
Balance at December 31, 2008                              61,331,273   $    613   491,794     185,776         (1,243)    676,940
Comprehensive income:
   Net earnings                                                   --         --        --      34,374             --      34,374
   Unrealized gain on securities, net of
    reclassification adjustment and taxes                         --         --        --          --            895         895
                                                                                                                         -------
Total comprehensive income                                                                                                35,269
                                                                                                                         -------
Cash dividends declared ($0.52 per share)                         --         --        --     (32,021)            --     (32,021)
Stock options exercised                                      188,535          2     2,552          --             --       2,554
Stock issued in connection with acquisition                   99,995          1     1,419          --             --       1,420
Stock based compensation and tax benefit                          --         --     1,728          --             --       1,728
                                                          ----------   --------   -------    --------       --------     -------
Balance at December 31, 2009                              61,619,803   $    616   497,493     188,129           (348)    685,890
Comprehensive income:
   Net earnings                                                   --         --        --      10,070             --      10,070
   Unrealized gain on securities, net of
    reclassification adjustment and taxes                         --         --        --          --          5,862       5,862
                                                                                                                         -------
Total comprehensive income                                                                                                15,932
                                                                                                                         -------
Cash dividends declared ($0.13 per share)                         --         --        --      (9,348)            --      (9,348)
Public offering of stock issued                           10,291,465        103   145,602          --             --     145,705
Stock based compensation and tax benefit                          --         --       276          --             --         276
                                                          ----------   --------   -------    --------       --------     -------
Balance at March 31, 2010                                 71,911,268   $    719   643,371     188,851          5,514     838,455
                                                          ==========   ========   =======    ========       ========     =======

See accompanying notes to condensed consolidated financial statements.

                              GLACIER BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED MARCH 31
                                                                              ---------------------------
(Dollars in thousands)                                                             2010           2009
----------------------                                                        -------------    ----------
OPERATING ACTIVITIES
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $      62,937        19,752
                                                                              -------------    ----------
INVESTING ACTIVITIES
   Proceeds from sales, maturities and prepayments of
       investments available-for-sale                                               107,235        44,356
   Purchases of investments available-for-sale                                     (229,917)      (29,490)
   Principal collected on commercial and consumer loans                             166,829       215,076
   Commercial and consumer loans originated or acquired                            (166,437)     (249,997)
   Principal collections on real estate loans                                        40,490        40,317
   Real estate loans originated or acquired                                         (28,026)      (32,698)
   Net purchase of FHLB and FRB stock                                                  (677)         (276)
   Proceeds from sale of other real estate owned                                      5,689           179
   Net addition of premises and equipment and other real estate owned                (2,858)       (4,561)
                                                                              -------------    ----------
       NET CASH USED IN INVESTMENT ACTIVITIES                                      (107,672)      (17,094)
                                                                              -------------    ----------
FINANCING ACTIVITIES
   Net increase in deposits                                                          64,692        32,171
   Net increase (decrease) in FHLB advances                                          12,519      (112,761)
   Net increase in securities sold under repurchase agreements                       29,604        11,306
   Net (decrease) increase in Federal Reserve Bank discount window                 (225,000)       91,000
   Net decrease in other borrowed funds                                              (6,925)       (2,247)
   Cash dividends paid                                                               (9,348)       (8,003)
   Excess tax benefits from stock options                                                --            72
   Proceeds from exercise of stock options and other stock issued                   145,705         2,411
                                                                              -------------    ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      11,247        13,949
                                                                              -------------    ----------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (33,488)       16,607
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 210,575       135,255
                                                                              -------------    ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     177,087       151,862
                                                                              =============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                   $      13,829        16,231
   Cash paid during the period for income taxes                                          --         1,000
   Sale and refinancing of other real estate owned                                    4,319           733
   Other real estate acquired in settlement of loans                                 13,418         8,385

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of March 31, 2010 and 2009, stockholders' equity and comprehensive income for the three months ended March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The condensed consolidated statement of financial condition and statement of stockholders' equity and comprehensive income of the Company as of December 31, 2009 have been derived from the audited consolidated statements of the Company as of that date.

     The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

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

2)   Organizational Structure

     The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries (collectively referred to hereafter as the "Banks"). The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

     As of March 31, 2010, the Company is the parent holding company for eleven wholly-owned, independent community bank subsidiaries: Glacier Bank ("Glacier"), First Security Bank of Missoula ("First Security"), Western Security Bank ("Western"), Big Sky Western Bank ("Big Sky"), Valley Bank of Helena ("Valley"), and First Bank of Montana ("First Bank-MT"), all located in Montana, Mountain West Bank ("Mountain West") and Citizens Community Bank ("Citizens") located in Idaho, 1st Bank ("1st Bank") and First National Bank & Trust ("First National") located in Wyoming, and Bank of the San Juans ("San Juans") located in Colorado.

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

     On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National. First National became a separate wholly-owned subsidiary of the Company and the financial condition and results of operations are included from the acquisition date.

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

     The Company has equity investments in Certified Development Entities ("CDE") which have received allocations of new market tax credits ("NMTC"). The Company also has equity investments in low-income housing tax credit ("LIHTC") partnerships. The CDE's and the LIHTC partnerships are VIE's. The underlying activities of the VIE's are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIE's is the amount of equity invested or credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company and others and where the Company is the primary beneficiary of a VIE, the VIE has been consolidated into the bank subsidiary which holds the direct investment in the VIE. Currently, only CDE (NMTC) investments are consolidated into the Company's financial statements. For the CDE (NMTC) investments, the creditors and other beneficial interest holders have no recourse to the general credit of the bank subsidiaries. As of March 31, 2010, the Company had investments in VIE's of $30,543,000 and $2,294,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The consolidated VIE's as well as the unconsolidated VIE's are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

     See Note 12 - Segment Information for selected financial data including net earnings and total assets for the parent company and each of the community bank subsidiaries. Although the consolidated total assets of the Company were $6.2 billion at March 31, 2010, nine of the eleven community banks had total assets of less than $1 billion. The smallest community bank subsidiary had $177 million in total assets, while the largest community bank subsidiary had $1.3 billion in total assets at March 31, 2010.

     The following abbreviated organizational chart illustrates the various relationships as of March 31, 2010:

                                              |----------------------------|
                                              |   Glacier Bancorp, Inc.    |
                                              |  (Parent Holding Company)  |
                                              |----------------------------|
                                                              |
|----------------------------|-|----------------------------|---|----------------------------|-|----------------------------|
|         Glacier Bank       | |      Mountain West Bank    | | |     First Security Bank    | |          1st Bank          |
|     (MT Community Bank)    | |     (ID Community Bank)    | | |         of Missoula        | |     (WY Community Bank)    |
|                            | |                            | | |     (MT Community Bank)    | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|    Western Security Bank   | |          Big Sky           | | |         Valley Bank        | |     First National Bank    |
|     (MT Community Bank)    | |        Western Bank        | | |          of Helena         | |           & Trust          |
|                            | |      (MT Community Bank)   | | |     (MT Community Bank)    | |     (WY Community Bank)    |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|   Citizens Community Bank  | |    First Bank of Montana   | | |        Bank of the         | |                            |
|      (ID Community Bank)   | |     (MT Community Bank)    | | |         San Juans          | | Glacier Capital Trust II   |
|                            | |                            | | |    (CO Community Bank)     | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
                                                              |
|----------------------------|-|----------------------------|-|-|----------------------------|-|----------------------------|
|                            | |                            | | |  Citizens (ID) Statutory   | |                            |
| Glacier Capital Trust III  | | Glacier Capital Trust IV   | | |           Trust I          | |      San Juans Trust I     |
|                            | |                            | | |                            | |                            |
|----------------------------| |----------------------------| | |----------------------------| |----------------------------|
                                                              |
                        |----------------------------|----------------|----------------------------|
                        |       First Company        |                |       First Company        |
                        |    Statutory Trust 2001    |                |    Statutory Trust 2003    |
                        |                            |                |                            |
                        |----------------------------|                |----------------------------|

3)   Investment Securities

     A comparison of the amortized cost and estimated fair value of the Company's investment securities, available-for-sale and other investments is as follows:

                              AS OF MARCH 31, 2010

                                                                            Gross Unrealized    Estimated
                                                   Weighted   Amortized    ------------------     Fair
(Dollars in thousands)                               Yield       Cost       Gains     Losses      Value
----------------------                             --------   ----------   -------   --------   ---------
U.S. GOVERNMENT AND FEDERAL AGENCY
  maturing after one year through five years         1.62%    $      209        --         --         209
GOVERNMENT SPONSORED ENTERPRISES
  maturing after one year through five years         3.15%            70        --         --          70
  maturing after five years through ten years        2.00%            88        --         --          88
  maturing after ten years                           1.15%            11        --         --          11
                                                              ----------   -------   --------   ---------
                                                     2.42%           169        --         --         169
                                                              ----------   -------   --------   ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES
  maturing within one year                           2.59%         2,196         9         --       2,205
  maturing after one year through five years         3.48%         9,427       217         (5)      9,639
  maturing after five years through ten years        3.99%        25,891       703       (109)     26,485
  maturing after ten years                           4.70%       453,204    10,384     (2,369)    461,219
                                                              ----------   -------   --------   ---------
                                                     4.63%       490,718    11,313     (2,483)    499,548
                                                              ----------   -------   --------   ---------
COLLATERALIZED DEBT OBLIGATIONS
  maturing after ten years                           8.40%        14,687        --     (5,513)      9,174
RESIDENTIAL MORTGAGE-BACKED SECURITIES               2.92%     1,058,910    15,940    (10,189)  1,064,661
                                                              ----------   -------   --------   ---------
  TOTAL MARKETABLE SECURITIES                        3.51%     1,564,693    27,253    (18,185)  1,573,761
                                                              ----------   -------   --------   ---------
OTHER INVESTMENTS
FHLB and FRB stock, at cost                          1.35%        63,261        --         --      63,261
Other stock                                          0.05%           624         4         (4)        624
                                                              ----------   -------   --------   ---------
  TOTAL INVESTMENTS                                  3.42%    $1,628,578    27,257    (18,189)  1,637,646
                                                              ==========   =======   ========   =========

                             AS OF DECEMBER 31, 2009

                                                                            Gross Unrealized     Estimated
                                                   Weighted   Amortized    ------------------      Fair
(DOLLARS IN THOUSANDS)                              Yield        Cost       Gains     Losses       Value
----------------------                             --------   ----------   -------   --------    ---------
U.S. GOVERNMENT AND FEDERAL AGENCY
  maturing after one year through five years         1.62%    $      210        --         (1)         209
GOVERNMENT SPONSORED ENTERPRISES
  maturing after one year through five years         3.21%            74        --         --           74
  maturing after five years through ten years        1.64%            40        --         --           40
  maturing after ten years                           2.05%            63        --         --           63
                                                              ----------   -------   --------    ---------
                                                     2.43%           177        --         --          177
                                                              ----------   -------   --------    ---------
STATE AND LOCAL GOVERNMENTS AND OTHER ISSUES
  maturing within one year                           2.48%         2,040         6         --        2,046
  maturing after one year through five years         3.30%         9,326       208        (12)       9,522
  maturing after five years through ten years        3.84%        27,125       786       (168)      27,743
  maturing after ten years                           4.80%       434,165    10,140     (2,640)     441,665
                                                              ----------   -------   --------    ---------
                                                     4.71%       472,656    11,140     (2,820)     480,976
                                                              ----------   -------   --------    ---------
COLLATERALIZED DEBT OBLIGATIONS
  maturing after ten years                           8.40%        14,688        --     (7,899)       6,789
RESIDENTIAL MORTGAGE-BACKED SECURITIES               3.42%       956,033    15,167    (16,158)     955,042
                                                              ----------   -------   --------    ---------
  TOTAL MARKETABLE SECURITIES                        3.89%     1,443,764    26,307    (26,878)   1,443,193
                                                              ----------   -------   --------    ---------
OTHER INVESTMENTS
FHLB and FRB stock, at cost                          1.30%        62,577        --         --       62,577
Other stock                                          0.05%           624        --         --          624
                                                              ----------   -------   --------    ---------
  TOTAL INVESTMENTS                                  3.78%    $1,506,965    26,307    (26,878)   1,506,394
                                                              ==========   =======   ========    =========

     Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.

     Interest income includes tax-exempt interest for the three months ended March 31, 2010 and 2009 of $5,568,000 and $5,331,000, respectively.

     Gross proceeds from sale of marketable securities for the three months ended March 31, 2010 and 2009 were $9,058,000 and $0, respectively, resulting in gross gains of $390,000 and $0, respectively, and gross losses of $76,000 and $0, respectively. The cost of any investment sold is determined by specific identification.

     At March 31, 2010, the Company had investment securities with carrying values of approximately $1,243,560,000, pledged as collateral for Federal Home Loan Bank ("FHLB") advances, Federal Reserve Bank ("FRB") discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

     The investments in the FHLB stock are required investments related to the Company's borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other's debt.

     Investments with an unrealized loss position at March 31, 2010:

                                                       Less than 12 months      12 Months or More             Total
                                                     ----------------------    --------------------    ---------------------
                                                       Fair      Unrealized      Fair    Unrealized     Fair      Unrealized
             (dollars in thousands)                    Value        Loss         Value      Loss        Value        Loss
             ----------------------                  --------    ----------    ------    ----------    -------    ----------
State and local governments and other issues         $ 71,987       1,634      18,220         849       90,207       2,483
Collateralized debt obligations                         1,960          40       7,214       5,473        9,174       5,513
Residential mortgage-backed securities                446,361       2,972      42,604       7,217      488,965      10,189
Other investments - other stock                             8           4          --          --            8           4
                                                     --------       -----      ------      ------      -------      ------
Total temporarily impaired securities                $520,316       4,650      68,038      13,539      588,354      18,189
                                                     ========       =====      ======      ======      =======      ======

     Investments with an unrealized loss position at December 31, 2009:

                                                      Less than 12 months       12 Months or More             Total
                                                     ----------------------    --------------------    ---------------------
                                                       Fair      Unrealized     Fair     Unrealized     Fair      Unrealized
             (dollars in thousands)                    Value        Loss        Value       Loss        Value        Loss
             ----------------------                  --------    ----------    ------    ----------    -------    ----------
U.S. Government and federal agency                   $    208           1          --          --          208           1
State and local governments and other issues           74,045       1,835      18,094         985       92,139       2,820
Collateralized debt obligations                         6,789       7,899          --          --        6,789       7,899
Residential mortgage-backed securities                466,196       3,861      39,780      12,297      505,976      16,158
                                                     --------      ------      ------      ------      -------      ------
Total temporarily impaired securities                $547,238      13,596      57,874      13,282      605,112      26,878
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

     In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at March 31, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

     Based on an analysis of its impaired securities as of March 31, 2010, the Company determined that none of such securities had other-than-temporary impairment. For further information regarding the assessment of other-than-temporary impairment on securities, see discussion in "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Other-Than-Temporary Impairment on Securities Accounting Policy and Analysis."

4)   Loans Receivable, Net and Loans Held for Sale

     The following table summarizes the Company's loan and lease portfolio:

                                                  March 31, 2010          December 31, 2009          March 31, 2009
                                             ----------------------    ----------------------    ----------------------
(Dollars in thousands)                         Amount       Percent      Amount       Percent      Amount        Percent
----------------------                       -----------    -------    -----------    -------    -----------     ------
Real estate loans
   Residential                               $   731,712      18.6%    $   746,050      18.7%    $   776,005      19.0%
   Held for sale                                  56,595       1.4%         66,330       1.7%         74,515       1.8%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                      788,307      20.0%        812,380      20.4%        850,520      20.8%
Commercial loans
   Real estate                                 1,883,589      48.0%      1,900,438      47.7%      1,958,466      48.0%
   Other commercial                              719,565      18.3%        724,966      18.2%        652,839      16.0%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                    2,603,154      66.3%      2,625,404      65.9%      2,611,305      64.0%
Consumer and other loans
   Consumer                                      195,561       5.0%        201,001       5.0%        202,138       5.0%
   Home equity                                   493,668      12.6%        501,920      12.6%        503,762      12.4%
                                             -----------     -----     -----------     -----     -----------     -----
      Total                                      689,229      17.6%        702,921      17.6%        705,900      17.4%
   Net deferred loan fees premiums
      and discounts                               (8,734)     -0.2%        (10,460)     -0.3%         (7,020)     -0.2%
                                             -----------     -----     -----------     -----     -----------     -----
      Loans receivable, gross                  4,071,956     103.7%      4,130,245     103.6%      4,160,705     102.0%
   Allowance for loan and lease losses          (143,600)     -3.7%       (142,927)     -3.6%        (83,777)    -2.0%
                                             -----------     -----     -----------     -----     -----------     -----
Loans receivable, net                        $ 3,928,356     100.0%    $ 3,987,318     100.0%    $ 4,076,928     100.0%
                                             ===========     =====     ===========     =====     ===========     =====

     In June 2009, FASB issued an amendment to FASB ASC Topic 860, Accounting for Transfers and Servicing of Financial Assets, and is effective for transfers occurring after the beginning of the first annual reporting period that begins after November 15, 2009. The Company adopted this amendment for all new transfers, primarily consisting of transfers of loans, occurring on or subsequent to January 1, 2010. The Company generally sells its long-term mortgage loans originated, retaining servicing only when required by certain lenders. The sale of loans in the secondary mortgage market reduces the Company's risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with no servicing rights retained for the three months ended March, 2010 and 2009 were $182,642,000 and $312,917,000, respectively. The amount of loans sold and serviced for others at March 31, 2010 was approximately $177,177,000.

     In accordance with this amendment, transfers of SBA loans are recognized as sales when the warranty period expires which is typically 90 days. The Company has been active in originating commercial SBA loans, some of which are sold to investors. As of March 31, 2010, the Company had $6,188,000 of SBA loans sold for which there was a deferred gain of $576,000 due to unexpired warranty periods.

     The Company occasionally purchases and sells other loan participations, the majority of which are large commercial loans. For participation transactions after the adoption of the amendment, the bank subsidiaries typically originates and sells the loan participations, at fair value, on a proportionate ownership basis, with no recourse conditions.

     The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                                           March 31,   December 31,   March 31,
(Dollars in thousands)                                        2010        2009           2009
----------------------                                     ---------   ------------   ---------
Real estate and other assets owned                          $ 59,481      57,320        18,985
Accruing loans 90 days or more overdue                        10,489       5,537         4,439
Non-accrual loans                                            198,169     198,281        92,288
                                                            --------     -------       --------
   Total non-performing assets                              $268,139     261,138       115,712
                                                            ========     =======       ========
Non-performing assets as a percentage of total bank assets      4.19%       4.13%          1.97%

     The following table summarizes impaired loans at the dates indicated:

                                       March 31,   December 31,   March 31,
(Dollars in thousands)                   2010          2009         2009
----------------------                 ---------   ------------   ---------
Impaired loans, gross                  $223,464       218,742      100,076
Valuation allowance included in ALLL    (17,036)      (19,760)     (10,669)
                                       --------      --------      -------
   Impaired loans, net                 $206,428       198,982       89,407
                                       ========      ========      =======

     The following table illustrates the loan and lease loss experience:

                                                           March 31,    December 31,    March 31,
(Dollars in thousands)                                       2010          2009           2009
----------------------                                     ---------    ------------    ---------
Balance at the beginning of the year                       $142,927         76,739        76,739
   Charge-offs                                              (21,477)       (60,896)       (8,994)
   Recoveries                                                 1,240          2,466           317
   Provision                                                 20,910        124,618        15,715
                                                           --------        -------        ------
Balance at the end of the period                           $143,600        142,927        83,777
                                                           ========        =======        ======
Net charge-offs as a percentage of total loans               0.497%         1.415%         0.209%

5)    Intangible Assets

      The following table sets forth information regarding the Company's core deposit intangible and mortgage servicing rights as of March 31, 2010:


                                                       Core         Mortgage
                                                      Deposit      Servicing
(Dollars in thousands)                               Intangible    Rights (1)     Total
----------------------                               ----------    ---------     ------
   Gross carrying value                               $ 31,847
   Accumulated amortization                            (18,730)
                                                      --------
   Net carrying value                                 $ 13,117       1,017       14,134
                                                      ========
WEIGHTED-AVERAGE AMORTIZATION PERIOD
   (Period in years)                                       9.1         9.3          9.1
AGGREGATE AMORTIZATION EXPENSE
   For the three months ended March 31, 2010          $    820          35          855
ESTIMATED AMORTIZATION EXPENSE
   For the year ended December 31, 2010               $  2,603          89        2,692
   For the year ended December 31, 2011                  1,895          71        1,966
   For the year ended December 31, 2012                  1,534          69        1,603
   For the year ended December 31, 2013                  1,283          67        1,350
   For the year ended December 31, 2014                  1,034          65        1,099

(1) The mortgage servicing rights are included in other assets and gross carrying value and accumulated amortization are not readily available.

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

6)    Deposits

      The following table illustrates the amounts outstanding for deposits $100,000 and greater at March 31, 2010 according to the time remaining to maturity. Included in the Certificates of Deposit are brokered deposits of $250,317,000, of which $233,865,000 are issued through the Certificate of Deposit Account Registry System. Included in the Demand Deposits are brokered deposits of $124,313,000.


                                     Certificates       Demand
(Dollars in thousands)                of Deposit       Deposits       Totals
----------------------               ------------    ------------    ---------
Within three months                    $216,483        1,624,477     1,840,960
Three months to six months              239,179               --       239,179
Seven months to twelve months           201,628               --       201,628
Over twelve months                      110,273               --       110,273
                                       --------        ---------     ---------
   Totals                              $767,563        1,624,477     2,392,040
                                       ========        =========     =========

7)    Advances and Other Borrowings

      The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements and borrowings through the FRB:

                                                     As of and            As of and               As of and
                                                    for the Three           for the              for the Three
                                                    Months ended           Year ended            Months ended
(Dollars in thousands)                             March 31, 2010      December 31, 2009       March 31, 2009
----------------------                           ------------------    -----------------      ------------------
FHLB advances
   Amount outstanding at end of period              $  802,886              790,367                 225,695
   Average balance                                  $  802,000              473,038                 336,790
   Maximum outstanding at any month-end             $  807,644              790,367                 380,535
   Weighted average interest rate                         1.17%                1.68%                   2.19%
Repurchase agreements
   Amount outstanding at end of period              $  242,110              212,506                 199,669
   Average balance                                  $  226,351              204,503                 196,064
   Maximum outstanding at any month-end             $  242,110              234,914                 199,669
   Weighted average interest rate                         0.74%                0.98%                   1.23%
Federal Reserve Bank discount window
   Amount outstanding at end of period              $       --              225,000               1,005,000
   Average balance                                  $  144,500              658,262                 946,433
   Maximum outstanding at any month-end             $  235,000            1,005,000               1,005,000
   Weighted average interest rate                         0.25%                0.26%                   0.29%
Totals
   Amount outstanding at end of period              $1,044,996            1,227,873               1,430,364
   Average balance                                  $1,172,851            1,335,803               1,479,287
   Maximum outstanding at any month-end             $1,284,754            2,030,281               1,585,204
   Weighted average interest rate                         0.97%                0.87%                   0.85%

8)    Stockholders' Equity

      The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of March 31, 2010.

                                                 Tier 1 (Core)   Tier 2 (Total)    Leverage
           (Dollars in thousands)                   Capital          Capital        Capital
           ----------------------                -------------   --------------   ----------
Total stockholders' equity                        $  838,455         838,455         838,455
Less: Goodwill and intangibles                      (152,982)       (152,982)       (152,982)
   Accumulated other comprehensive
     unrealized gain on AFS securities                (5,514)         (5,514)         (5,514)
Plus: Allowance for loan and lease losses                 --          58,905              --
   Subordinated debentures                           124,500         124,500         124,500
                                                  ----------       ---------      ----------
Regulatory capital                                $  804,459         863,364         804,459
                                                  ==========       =========      ==========
Risk weighted assets                              $4,627,885       4,627,885
                                                  ==========       =========
Total adjusted average assets                                                     $5,984,063
                                                                                  ==========
Capital as % of risk weighted assets                   17.38%          18.66%          13.44%
Regulatory "well capitalized" requirement               6.00%          10.00%           5.00%
                                                  ----------       ---------      ----------
Excess over "well capitalized" requirement             11.38%           8.66%           8.44%
                                                  ==========       =========      ==========

9)    Earnings Per Share

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

      The following schedule contains the data used in the calculation of basic and diluted earnings per share:

                                                 For the Three Months
                                                   ended March 31,
                                                   2010        2009
                                               -----------   ----------
Net earnings available to common
   stockholders, basic and diluted             $10,070,000   15,779,000
Average outstanding shares - basic              62,763,299   61,460,619
Add: dilutive stock options                             --        7,548
                                               -----------   ----------
Average outstanding shares - diluted            62,763,299   61,468,167
                                               ===========   ==========
Basic earnings per share                       $      0.16         0.26
                                               ===========   ==========
Diluted earnings per share                     $      0.16         0.26
                                               ===========   ==========

      There were approximately 2,408,381 and 2,386,064 average shares excluded from the diluted average outstanding share calculation for the three months ended March 31, 2010 and 2009, respectively, due to the option exercise price exceeding the market price.

10)   Comprehensive Income

      The Company's only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

                                                                For the Three Months
                                                                   ended March 31,
                   (Dollars in thousands)                         2010        2009
                   ----------------------                       --------     ------
Net earnings                                                    $ 10,070     15,779

Unrealized holding gain (loss) arising during the period           9,953     (9,552)
Tax (expense) benefit                                             (3,900)     3,739
                                                                --------     ------
   Net after tax                                                   6,053     (5,813)
Reclassification adjustment for gains included in net
   earnings                                                         (314)        --
Tax expense                                                          123         --
                                                                --------     ------
   Net after tax                                                    (191)        --
   Net unrealized gain (loss) on securities                        5,862     (5,813)
                                                                --------     ------
       Total comprehensive income                               $ 15,932      9,966
                                                                ========     ======

11)   Federal and State Income Taxes

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

                  Years ended December 31,
           --------------------------------------
Federal    2006, 2007 and 2008
Montana    2003, 2004, 2005, 2006, 2007 and 2008
Idaho      2003, 2004, 2005, 2006, 2007 and 2008
Colorado   2005, 2006, 2007 and 2008
Utah       2006, 2007 and 2008

      During 2009, the Company made investments in CDE's which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. In addition to previous LIHTC investments, during the third quarter 2009, the Company made another investment in a LIHTC. The LIHTC is an indirect Federal subsidy used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company invests in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits until the bonds mature. The federal income tax credits on the bonds are subject to federal and state income tax. Following is a list of expected federal income tax credits to be received in the years indicated.

      Years ended            New        Low-Income    Investment
----------------------      Market       Housing      Securities
(Dollars in thousands)   Tax Credits   Tax Credits   Tax Credits
----------------------   -----------   -----------   ------------
         2010              $ 1,530          337            916
         2011                1,530          785            970
         2012                1,836          785            970
         2013                1,836          785            970
         2014                1,836          785            970
      Thereafter             1,836        3,324          8,349
                           -------        -----         ------
                           $10,404        6,801         13,145
                           =======        =====         ======

      In accordance with FASB ASC Topic 740, Income Taxes, the Company determined its unrecognized tax benefit to be $0 and $152,000 as of March 31, 2010 and 2009, respectively.

      The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the three months ended March 31, 2010 and 2009, the Company recognized $0 interest expense and recognized $0 penalty with respect to income tax liabilities. The Company had approximately $0 and $37,000 accrued for the payment of interest at March 31, 2010 and 2009, respectively. The Company had accrued liabilities of $0 for the payment of penalties at March 31, 2010 and 2009.

12)   Operating Segment Information

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

      The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the parent company. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America. Expenses for centrally provided services are allocated based on the estimated usage of those services.

      The following schedules provide selected financial data for the Company's operating segments:

                                                  Three Months ended and as of March 31, 2010
                                    -------------------------------------------------------------------------
                                                  Mountain    First
     (Dollars in thousands)          Glacier       West      Security   1st Bank   Western  Big Sky   Valley
--------------------------------    ----------   ---------   --------   -------   --------  -------   -------
Revenues from external customers    $   18,735      18,950    12,556     7,976      8,128    4,836      5,092
Intersegment revenues                       48          19        18        91        132       --         36
Expenses                               (17,735)    (18,484)  (10,160)   (6,501)    (6,317)  (4,504)    (3,631)
                                    ----------   ---------   -------    -------   -------   -------   -------
   Net Earnings                     $    1,048         485     2,414     1,566      1,943      332      1,497
                                    ----------   ---------   -------    -------   -------   -------   -------
      Total Assets                  $1,337,314   1,246,716   912,266    633,025   625,791   376,947   318,270
                                    ==========   =========   =======    =======   =======   =======   =======

                                      First                First Bank     San                                  Total
                                     National   Citizens     of MT       Juans     Parent   Eliminations   Consolidated
                                   ----------   --------   ----------   -------   -------   ------------   ------------
Revenues from external customers   $    4,040      4,148      2,420       2,637        63           --          89,581
Intersegment revenues                       8       --           50          --    14,636      (15,038)             --
Expenses                               (3,676)    (3,570)    (1,691)     (2,461)   (4,629)       3,848         (79,511)
                                   ----------   --------    -------     -------   -------   ----------       ---------
   Net Earnings                    $      372        578        779         176    10,070      (11,190)         10,070
                                   ----------   --------    -------     -------   -------   ----------       ---------
      Total Assets                 $  305,986    256,681    211,717     176,832   981,417   (1,157,094)      6,225,868
                                   ==========   ========    =======     =======   =======   ==========       =========

                                                  Three Months ended and as of March 31, 2009
                                    -------------------------------------------------------------------------
                                                  Mountain    First
     (Dollars in thousands)          Glacier       West      Security   1st Bank   Western  Big Sky   Valley
     ----------------------         ----------   ---------   --------   --------  --------  -------   -------
Revenues from external customers    $   20,739      21,380     13,312     8,311      8,939    5,646     5,697
Intersegment revenues                       47          --        307        71        163       --        19
Expenses                               (16,211)    (20,190)   (10,112)   (7,303)    (7,049)  (4,538)   (4,046)
   Net Earnings                     $    4,575       1,190      3,507     1,079      2,053    1,108     1,670
                                    ----------   ---------    -------   -------    -------  -------   -------
      Total Assets                  $1,275,221   1,219,421    969,608   580,891    626,508  332,661   297,532
                                    ==========   =========    =======   =======    =======  =======   =======

                                               First Bank     San                                 Total
                                    Citizens     of MT       Juans    Parent    Eliminations   Consolidated
                                    --------   ----------   -------   ------    ------------   -------------
Revenues from external customers    $  3,919      2,412       2,528        58          (32)         92,909
Intersegment revenues                     --         --          --    20,252      (20,859)             --
Expenses                              (3,319)    (1,767)     (2,113)   (4,531)       4,049         (77,130)
                                    --------    -------     -------   -------   ----------       ---------
   Net Earnings                     $    600        645         415    15,779      (16,842)         15,779
                                    --------    -------     -------   -------   ----------       ---------
      Total Assets                  $227,445    159,939     171,284   817,135   (1,096,845)      5,580,800
                                    ========    =======     =======   =======   ==========       =========

13)   Fair Value Measurement

      FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Topic establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

      The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended March 31, 2010:

                                                        Assets/       Quoted Prices     Significant
                                                      Liabilities   in Active Markets      Other       Significant
                                                      Measured at     for Identical      Observable   Unobservable
                                                       Fair Value         Assets           Inputs        Inputs
(Dollars in thousands)                                  3/31/10         (Level 1)        (Level 2)      (Level 3)
----------------------                                -----------   -----------------   -----------   ------------
Financial Assets
   U.S. government agencies                            $      209           --                 209           --
   Government sponsored enterprises                           169           --                 169           --
   State and local governments and other issues           499,548           --             499,548           --
   Collateralized debt obligations                          9,174           --                  --        9,174
   Residential mortgage-backed securities               1,064,661           --           1,063,093        1,568
                                                       ----------          ---           ---------       ------
      Total financial assets                           $1,573,761           --           1,563,019       10,742
                                                       ==========          ===           =========       ======

      The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended March 31, 2009:

                                                        Assets/       Quoted Prices     Significant
                                                      Liabilities   in Active Markets      Other       Significant
                                                      Measured at     for Identical      Observable   Unobservable
                                                       Fair Value         Assets           Inputs        Inputs
(Dollars in thousands)                                  3/31/09         (Level 1)        (Level 2)      (Level 3)
----------------------                                -----------   -----------------   -----------   ------------
Financial Assets
   U.S. government agencies                             $    214            --                214            --
   Government sponsored enterprises                          300            --                300            --
   State and local governments and other issues          441,621            --            441,347           274
   Collateralized debt obligations                        10,102            --                 --        10,102
   Residential mortgage-backed securities                451,716            --            446,927         4,789
                                                        --------           ---            -------        ------
      Total financial assets                            $903,953            --            888,788        15,165
                                                        ========           ===            =======        ======

      The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three month period ended March 31, 2010.

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

      The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month periods ended March 31, 2010 and 2009.

                                                                Significant Unobservable Inputs (Level 3)
                                                      ------------------------------------------------------------
                                                                State and Local   Collateralized     Residential
                                                                 Government and         Debt       Mortgage-backed
(Dollars in thousands)                                 Total      Other Issues      Obligations       Securities
----------------------                                -------   ---------------   --------------   ---------------
Balance as of December 31, 2009                       $ 9,988        2,088             6,789            1,111
Total unrealized gains included in
   other comprehensive income                           2,842           --             2,385              457
Transfers out of Level 3                               (2,088)      (2,088)               --               --
                                                      -------       ------             -----            -----
Balance as of March 31, 2010                          $10,742           --             9,174            1,568
                                                      =======       ======             =====            =====

                                                                Significant Unobservable Inputs (Level 3)
                                                      ------------------------------------------------------------
                                                                State and Local   Collateralized     Residential
                                                                 Government and         Debt       Mortgage-backed
(Dollars in thousands)                                 Total     Other Issues       Obligations       Securities
----------------------                                -------   ---------------   --------------   ---------------
Balance as of December 31, 2008                       $23,421         284             15,540            7,597
Total unrealized gains included in
   other comprehensive income                          (7,906)         --             (5,438)          (2,468)
Amortization, accretion and principal payments           (350)        (10)                --             (340)
                                                      -------         ---             ------            -----
Balance as of March 31, 2009                          $15,165         274             10,102            4,789
                                                      =======         ===             ======            =====

      The change in unrealized gains (losses) related to available-for-sale securities is reported in the accumulated other comprehensive income. The only state and local government security was transferred out of Level 3 and into Level 2 during the first quarter 2010 as a result of third party pricing being obtained as of March 31, 2010 and expected to be obtained in future quarters, whereas third party pricing was unavailable prior to March 31, 2010 for such security and there was a greater reliance on unobservable inputs for fair value.

      The following schedule discloses the major class of assets recorded at fair value on a non-recurring basis for the period ended March 31, 2010:

                                                        Assets/       Quoted Prices     Significant
                                                      Liabilities   in Active Markets      Other       Significant
                                                      Measured at     for Identical      Observable   Unobservable
                                                       Fair Value         Assets           Inputs        Inputs
(Dollars in thousands)                                  3/31/10         (Level 1)        (Level 2)      (Level 3)
----------------------                                -----------   -----------------   -----------   ------------
Financial Assets
   Impaired loans, net of allowance
      for loan and lease losses                         $45,698             --               --          45,698
                                                        -------            ---              ---          ------
      Total financial assets                            $45,698             --               --          45,698
                                                        =======            ===              ===          ======

      The following schedule discloses the major class of assets recorded at fair value on a non-recurring basis for the period ended March 31, 2009:

                                                        Assets/       Quoted Prices     Significant
                                                      Liabilities   in Active Markets      Other       Significant
                                                      Measured at     for Identical      Observable   Unobservable
                                                       Fair Value         Assets           Inputs        Inputs
(Dollars in thousands)                                  3/31/09         (Level 1)        (Level 2)      (Level 3)
----------------------                                -----------   -----------------   -----------   ------------
Financial Assets
   Impaired loans, net of allowance
      for loan and lease losses                         $44,795             --               --          45,795
                                                        -------            ---              ---          ------
      Total financial assets                            $44,795             --               --          45,795
                                                        =======            ===              ===          ======

      The following is a description of the inputs and valuation methodologies used for financial assets recorded at fair value on a non-recurring basis at March 31, 2010. There have been no significant changes in the valuation techniques during the three month period ended March 31, 2010.

      Impaired loans, net of ALLL - loans included in the Company's financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired in accordance with FASB ASC Topic 310, Receivables. Impaired loans are collateral-dependent and the estimated fair value is based on the fair value of the collateral. Impaired loans are classified within Level 3 of the fair value hierarchy.

      The following presents the carrying amounts and estimated fair values in accordance with FASB ASC Topic 825, Financial Instruments, as of March 31, 2010:

                                                                          March 31, 2010
                                                                     -----------------------
(Dollars in thousands)                                                 Amount     Fair Value
----------------------                                               ----------   ----------
Financial Assets
   Cash on hand and in banks                                         $   93,242       93,242
   Federal funds sold                                                    71,250       71,250
   Interest bearing cash deposits                                        12,595       12,595
   Investment securities                                                509,724      509,724
   Residential mortgage-backed securities                             1,064,661    1,064,661
   FHLB and FRB stock                                                    63,261       63,261
   Loans receivable, net of allowance for loan and lease losses       3,928,356    3,908,160
   Accrued interest receivable                                           28,356       28,356
                                                                     ----------    ---------
      Total financial assets                                         $5,771,445    5,751,249
                                                                     ==========    =========
Financial Liabilities
   Deposits                                                          $4,164,844    4,175,591
   Advances from Federal Home Loan Bank                                 802,886      805,882
   Repurchase agreements and other borrowed funds                       248,894      248,909
   Subordinated debentures                                              125,024       80,318
   Accrued interest payable                                               7,983        7,983
                                                                     ----------    ---------
      Total financial liabilities                                    $5,349,631    5,318,683
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

                                Three Months ended March 31,
                                       2010 vs. 2009
                                 Increase (Decrease) Due to:
                                ----------------------------
(Dollars in thousands)           Volume    Rate       Net
----------------------          -------   ------   ---------
INTEREST INCOME
Residential real estate loans   $(1,221)   (1,287)   (2,508)
Commercial loans                    (14)   (1,280)   (1,294)
Consumer and other loans           (257)     (442)     (699)
Investment securities             7,387    (5,020)    2,367
                                -------    ------    ------
   Total interest income          5,895    (8,029)   (2,134)
INTEREST EXPENSE
NOW accounts                        228       (53)      175
Savings accounts                     42      (110)      (68)
Money market demand accounts        164      (613)     (449)
Certificate accounts              1,150    (2,374)   (1,224)
Wholesale deposits                2,594    (1,831)      763
FHLB advances                     2,513    (2,021)      492
Repurchase agreements
   and other borrowed funds      (1,919)      960      (959)
                                -------    ------    ------
   Total interest expense         4,772    (6,042)   (1,270)
                                -------    ------    ------
NET INTEREST INCOME             $ 1,123    (1,987)     (864)
                                =======    ======    ======

15)   Average Balance Sheet

      The following schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income and interest rate spread; and (iv) net interest margin and net interest margin tax-equivalent. Non-accrual loans are included in the average balance of the loans.

                                                Three Months ended 3/31/10          Three Months ended 3/31/09
                                            ---------------------------------   ---------------------------------
                                                                      Average                             Average
                                              Average    Interest &    Yield/     Average    Interest &    Yield/
(Dollars in thousands)                        Balance     Dividends     Rate      Balance     Dividends     Rate
----------------------                      ----------   ----------   -------   ----------   ----------   -------
ASSETS
   Residential real estate loans            $  783,177      11,833     6.04%    $  856,049      14,341     6.70%
   Commercial loans                          2,592,529      36,672     5.74%     2,593,490      37,966     5.94%
   Consumer and other loans                    691,190      10,640     6.24%       707,260      11,339     6.50%
                                            ----------     -------              ----------     -------
      Total Loans                            4,066,896      59,145     5.90%     4,156,799      63,646     6.21%
   Tax-exempt investment securities (1)        459,764       5,568     4.84%       425,283       5,331     5.01%
   Taxable investment securities (2)         1,181,846       8,685     2.94%       587,091       6,555     4.47%
                                            ----------     -------              ----------     -------
      Total Earning Assets                   5,708,506      73,398     5.21%     5,169,173      75,532     5.84%
                                            ----------     -------              ----------     -------
   Goodwill and intangibles                    159,851                             159,341
   Non-earning assets                          268,688                             228,322
                                            ----------                          ----------
      Total Assets                          $6,137,045                          $5,556,836
                                            ==========                          ==========
LIABILITIES
   NOW accounts                             $  716,239         733     0.41%    $  507,950         557     0.45%
   Savings accounts                            331,676         204     0.25%       287,454         272     0.38%
   Money market demand accounts                811,580       1,963     0.98%       759,856       2,412     1.29%
   Certificate accounts                      1,072,352       5,411     2.05%       913,959       5,873     2.94%
   Wholesale deposits (3)                      373,167       1,020     1.11%        33,545       1,020     3.10%
   Advances from FHLB                          802,000       2,311     1.17%       336,790       1,819     2.19%
   Securities sold under agreements to
      repurchase and other borrowed funds      507,963       2,242     1.79%     1,269,324       3,201     1.02%
                                            ----------     -------              ----------     -------
      Total Interest Bearing Liabilities     4,614,977      13,884     1.22%     4,108,878      15,154     1.50%
                                            ----------     -------              ----------     -------
   Non-interest bearing deposits               779,998                             718,290
   Other liabilities                            31,400                              39,737
                                            ----------                          ----------
      Total Liabilities                      5,426,375                           4,866,905
                                            ----------                          ----------
STOCKHOLDERS' EQUITY
   Common stock                                    628                                 614
   Paid-in capital                             513,808                             493,597
   Retained earnings                           193,643                             191,202
   Accumulated other
      comprehensive income                       2,591                               4,518
                                            ----------                          ----------
      Total Stockholders' Equity               710,670                             689,931
                                            ----------                          ----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $6,137,045                          $5,556,836
                                            ==========                          ==========
   Net interest income                                     $59,514                             $60,378
                                                           =======                             =======
   Net interest spread                                                 3.99%                               4.34%
   Net Interest Margin                                                 4.23%                               4.74%
   Net Interest Margin (Tax-Equivalent)                                4.43%                               4.92%

(1) Excludes tax effect of $2,465,000 and $2,360,000 on non-taxable investment security income for the three months ended March 31, 2010 and 2009, respectively.

(2) Excludes tax effect of $312,000 and $0 on investment security tax credits for the three months ended March 31, 2010 and 2009, respectively.

(3) Wholesale deposits include brokered deposits classified as NOW, money market demand, and CDs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO
                      DECEMBER 31, 2009 AND MARCH 31, 2009

Performance Summary

The Company reported net earnings of $10.070 million for the first quarter, a decrease of $5.709 million, or 36 percent, from the $15.779 million for the first quarter of 2009. Diluted earnings per share of $0.16 for the quarter decreased 38 percent from the diluted earnings per share of $0.26 for the same quarter of 2009, reflecting the increase of 1.295 million shares, or 2 percent, in average outstanding shares on a diluted basis over last year's first quarter. Annualized return on average assets and return on average equity for the first quarter were 0.67 percent and 5.75 percent, which compares with prior year returns for the first quarter of 1.15 percent and 9.27 percent, respectively.

REVENUE SUMMARY

                                                          Three Months ended
                                                 ------------------------------------
                                                 March 31,   December 31,   March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)                  2010         2009          2009
----------------------------------               ---------   ------------   ---------
Net interest income
   Interest income                                $73,398       78,112       75,532
   Interest expense                                13,884       14,273       15,154
                                                  -------       ------       ------
      Total net interest income                    59,514       63,839       60,378
Non-interest income
   Service charges, loan fees, and other fees      10,646       12,212       10,179
   Gain on sale of loans                            3,891        6,089        6,150
   Gain on sale of investments                        314        3,328           --
   Other income                                     1,332        4,450        1,048
                                                  -------       ------       ------
      Total non-interest income                    16,183       26,079       17,377
                                                  -------       ------       ------
                                                  $75,697       89,918       77,755
                                                  =======       ======       ======
Net interest margin (tax-equivalent)                 4.43%        4.70%        4.92%
                                                  =======       ======       ======

                                                $ Change from   $ Change from   % Change from   % Change from
                                                 December 31,     March 31,      December 31,     March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)                   2009            2009            2009            2009
----------------------------------              -------------   -------------   -------------   -------------
Net interest income
   Interest income                                $ (4,714)        (2,134)           -6%              -3%
   Interest expense                                   (389)        (1,270)           -3%              -8%
                                                  --------         ------
      Total net interest income                     (4,325)          (864)           -7%              -1%
Non-interest income
   Service charges, loan fees, and other fees       (1,566)           467           -13%               5%
   Gain on sale of loans                            (2,198)        (2,259)          -36%             -37%
   Gain on sale of investments                      (3,014)           314           -91%             n/m
   Other income                                     (3,118)           284           -70%              27%
                                                  --------         ------
      Total non-interest income                     (9,896)        (1,194)          -38%              -7%
                                                  --------         ------
                                                  $(14,221)        (2,058)          -16%              -3%
                                                  ========         ======

n/m - not measurable

Net Interest Income

Net interest income for the current quarter decreased $4.3 million, or 7 percent, with interest income decreasing $4.7 million, or 6 percent, compared to the prior quarter. The decrease in interest income for the current quarter was primarily the result of fewer days, a higher level of loans on non-accrual and a decrease in interest rates on investments and loans. Net interest income for the current quarter decreased $0.9 million, or 1 percent, with interest expense decreasing $1.3 million, or 8 percent, over the same period in 2009. The decrease in total interest expense from the prior year first quarter is attributable to rate decreases in interest bearing deposits and borrowings. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.43 percent which is 27 basis points lower than the
4.70 percent achieved for the prior quarter, and 49 basis points lower than the
4.92 percent result for the first quarter of 2009.

Non-Interest Income

Non-interest income for the current quarter totaled $16 million, a decrease of $10 million and $1.2 million over the prior quarter and prior year first quarter, respectively. The prior quarter other income had a $3.5 million one-time bargain purchase gain from the acquisition of First National. Excluding the bargain purchase gain and gain on investments, non-interest income decreased $3.4 million, or 18 percent, from the prior quarter, and decreased $1.5 million, or 9 percent, over the same period in 2009. Fee income decreased $1.6 million, or 13 percent, from the previous quarter primarily from a decrease in non-sufficient-funds fee income, compared to an increase of $467 thousand, or 5 percent, over the same period last year. Gain on sale of loans decreased $2.2 million, or 36 percent, over the prior quarter, and $2.3 million, or 37 percent, over the same period last year, primarily the result of a significant reduction in re-finance activity and a slowing of residential loans originated and sold in the secondary market. Net gain on sale of investments was $314 thousand for the current quarter 2010 compared to $3.3 million for the previous quarter, a 91 percent decrease.

NON-INTEREST EXPENSE

                                                          Three Months ended
                                                 ------------------------------------
                                                 March 31,   December 31,   March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)                  2010         2009          2009
----------------------------------               ---------   ------------   ---------
Compensation and employee benefits                $21,356       21,376        21,944
Occupancy and equipment expense                     5,948        6,130         5,895
Advertising and promotions                          1,592        1,435         1,724
Outsourced data processing                            694          850           671
Core deposit intangibles amortization                 820          822           774
Foreclosed asset expenses and losses                2,318        3,370           520
Federal Deposit Insurance Corporation premiums      2,200        1,940         1,168
Other expenses                                      7,033        8,410         6,930
                                                  -------       ------        ------
   Total non-interest expense                     $41,961       44,333        39,626
                                                  =======       ======        ======

                                                 $ Change from   $ Change from   % Change from   % Change from
                                                  December 31,     March 31,      December 31,     March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)                    2009            2009            2009           2009
----------------------------------               -------------   -------------   -------------   -------------
Compensation and employee benefits                  $   (20)          (588)              0%            -3%
Occupancy and equipment expense                        (182)            53              -3%             1%
Advertising and promotions                              157           (132)             11%            -8%
Outsourced data processing                             (156)            23             -18%             3%
Core deposit intangibles amortization                    (2)            46               0%             6%
Foreclosed asset expenses and losses                 (1,052)         1,798             -31%           346%
Federal Deposit Insurance Corporation premiums          260          1,032              13%            88%
Other expenses                                       (1,377)           103             -16%             1%
                                                    -------          -----
   Total non-interest expense                       $(2,372)         2,335              -5%             6%
                                                    =======          =====

Non-interest expense for the current quarter decreased by $2.4 million, or 5 percent from the prior quarter and increased $2.3 million, or 6 percent, from the prior year first quarter. Compensation and employee benefits decreased $588 thousand, or 3 percent, from the prior year first quarter, resulting from a decrease in commission and bonus expense and a reduction in benefits. The number of full-time equivalent employees increased from 1,643 to 1,651 during the quarter, and increased from 1,610 since the end of the first 2009 first quarter. Occupancy and equipment expense decreased $182 thousand, or 3 percent, from the prior quarter and increased $53 thousand, or 1 percent, from the prior quarter and the prior year first quarter, respectively. Advertising and promotion expense increased $157 thousand, or 11 percent, from prior quarter and decreased $132 thousand, or 8 percent, from the first quarter of 2009. Foreclosed asset expenses, losses and write-downs decreased $1.1 million, or 31 percent, and increased $1.8 million, or 346 percent, from the prior quarter and the prior year first quarter, respectively. Federal Deposit Insurance Corporation ("FDIC") premiums increased $260 thousand, or 13 percent, and increased $1.0 million, or 88 percent, from the prior quarter and the prior year first quarter, respectively, as the FDIC increased premiums and premium credits ended. The decrease of $1.4 million, or 16 percent, in other expense from the prior quarter includes $313 thousand in legal and outside service expenses, the majority of which relate to the acquisition of First National, $201 thousand in supplies and printing, $361 thousand in checking account losses.

The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 55 percent for the quarter, compared to 51 percent for the 2009 first quarter. The increase in the efficiency ratio from the prior year is the result of the increase in other expenses primarily from FDIC insurance premiums and foreclosed asset expenses, losses and write-downs combined with the slowing of residential loans originated and sold on the secondary market.

Provision for Loan Losses

The current quarter provision for loan loss expense was $21 million, a decrease of $16 million from prior quarter and an increase of $5 million from the same quarter in 2009. Net charged-off loans for the current quarter were $20 million compared to $19 million for the prior quarter and $9 million for the same quarter in 2009. For the quarter, the provision covered net charge-offs 1.0 times.

The determination of the allowance for loan and lease losses ("ALLL" or "Allowance") and the related provision for loan losses is a critical accounting estimate that involves management's judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in "Additional Management's Discussion and Analysis" - Allowance for Loan and Lease Losses.

                          FINANCIAL CONDITION ANALYSIS

ASSETS

                                                                                    $ Change from   $ Change from
                                             March 31,   December 31,   March 31,    December 31,      March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)              2010          2009          2009          2009            2009
-----------------------------------------   ----------   ------------   ---------   -------------   -------------
Cash on hand and in banks                   $   93,242      120,731       110,220      (27,489)        (16,978)
Investments, interest bearing deposits,
   FHLB stock, FRB stock, and fed funds      1,721,491    1,596,238     1,007,283      125,253         714,208
Loans
   Residential real estate                     773,901      797,626       847,245      (23,725)        (73,344)
   Commercial                                2,593,266    2,613,218     2,607,655      (19,952)        (14,389)
   Consumer and other                          704,789      719,401       705,805      (14,612)         (1,016)
                                            ----------    ---------     ---------      -------        --------
      Total loans                            4,071,956    4,130,245     4,160,705      (58,289)        (88,749)
   Allowance for loan and lease losses        (143,600)    (142,927)      (83,777)        (673)        (59,823)
                                            ----------    ---------     ---------      -------        --------
      Total loans, net of allowance for
         loan and lease losses               3,928,356    3,987,318     4,076,928      (58,962)       (148,572)
                                            ----------    ---------     ---------      -------        --------
Other assets                                   482,779      487,508       386,369       (4,729)         96,410
                                            ----------    ---------     ---------      -------        --------
   Total assets                             $6,225,868    6,191,795     5,580,800       34,073         645,068
                                            ==========    =========     =========      =======        ========

Total assets at March 31, 2010 were $6.226 billion, which is $34 million, or 1 percent, greater than the total assets of $6.192 billion at December 31, 2009 and an increase of $645 million, or 12 percent, over the total assets of $5.581 billion at March 31, 2009. At March 31, 2010, total loans were $4.072 billion, a decrease of $58 million over total loans of $4.130 billion at December 31, 2009 and a decrease of $89 million over total loans at March 31, 2009. Loan originations have slowed, which was the basis for the decrease in all loan categories including a decrease of $24 million, or 3 percent, in residential real estate loans, a decrease of $15 million, or 2 percent in consumer loans, and a decrease of $20 million, or 1 percent, in commercial loans since December 31, 2009. The Company's loan portfolio is further discussed in "Additional Management's Discussion and Analysis, Loan Portfolio."

Investment securities, including interest bearing deposits in other financial institutions and federal funds sold, have increased $125 million, or 8 percent, from December 31, 2009 and increased $714 million, or 71 percent, from March 31, 2009. The Company continues to purchase investment securities as loan originations slow and therefore investment securities represented 28 percent of total assets at March 31, 2010 versus 18 percent of total assets at March 31, 2009.

LIABILITIES

                                                                                 $ Change from   $ Change from
                                          March 31,   December 31,   March 31,    December 31,      March 31,
(UNAUDITED - DOLLARS IN THOUSANDS)          2010          2009          2009          2009            2009
----------------------------------       ----------   ------------   ---------   -------------   -------------
Non-interest bearing deposits            $  828,141       810,550      743,552       17,591           84,589
Interest bearing deposits                 3,336,703     3,289,602    2,551,180       47,101          785,523
Advances from Federal Home Loan Bank        802,886       790,367      225,695       12,519          577,191
Federal Reserve Bank discount window             --       225,000    1,005,000     (225,000)      (1,005,000)
Securities sold under agreements to
   repurchase and other borrowed funds      248,894       226,251      205,778       22,643           43,116
Other liabilities                            45,765        39,147       47,461        6,618           (1,696)
Subordinated debentures                     125,024       124,988      120,149           36            4,875
                                         ----------     ---------    ---------     --------       ----------
   Total liabilities                     $5,387,413     5,505,905    4,898,815     (118,492)         488,598
                                         ==========     =========    =========     ========       ==========

As of March 31, 2010, non-interest bearing deposits increased $18 million, or 2 percent, since December 31, 2009 and increased $85 million, or 11 percent, since March 31, 2009. Interest bearing deposits of $3.337 billion at March 31, 2010 includes $249 million issued through the Certificate of Deposit Account Registry System. Interest bearing deposits increased $47 million, or 1 percent, from December 31, 2009 and $786 million, or 31 percent from March 31, 2009. The increase in non-interest bearing deposits and interest bearing deposits from March 31, 2009 includes $39 million and $197 million, respectively, from the First National acquisition.

As a result of the deposit growth, borrowings have been reduced. There were no Federal Reserve Bank borrowings through the Term Auction Facility program ("TAF") at March 31, 2010. TAF borrowings totaled $225 million at December 31, 2009 and $1.005 billion at March 31, 2009. FHLB advances increased $13 million, or 2 percent, from December 31, 2009 and increased $577 million, or 256 percent, from March 31, 2009. Repurchase agreements and other borrowed funds were $249 million at March 31, 2010, an increase of $23 million from December 31, 2009 and an increase of $43 million, or 21 percent, from March 31, 2009.

STOCKHOLDERS' EQUITY

                                                                                                   $ Change from   $ Change from
                                                            March 31,   December 31,   March 31,    December 31,     March 31,
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      2010         2009          2009          2009            2009
---------------------------------------------------------   ---------   ------------   ---------   -------------   -------------
Common equity                                               $ 832,941      686,238      689,041       146,703         143,900
Accumulated other comprehensive gain (loss)                     5,514         (348)      (7,056)        5,862          12,570
                                                            ---------     --------     --------       -------         -------
   Total stockholders' equity                                 838,455      685,890      681,985       152,565         156,470
Goodwill and core deposit intangible, net                    (159,376)    (160,196)    (158,498)          820            (878)
                                                            ---------     --------     --------       -------         -------
Tangible stockholders' equity                               $ 679,079      525,694      523,487       153,385         155,592
                                                            =========     ========     ========       =======         =======
Stockholders' equity to total assets                            13.47%       11.08%       12.22%
Tangible stockholders' equity to total tangible assets          11.19%        8.72%        9.65%
Book value per common share                                 $   11.66        11.13        11.09          0.53            0.57
Tangible book value per common share                        $    9.44         8.53         8.51          0.91            0.93
Market price per share at end of year                       $   15.23        13.72        15.71          1.51           (0.48)

Total stockholders' equity and book value per share increased $156 million and $0.57 per share, respectively, from March 31, 2009, such increases largely the result of the $146 million in net proceeds from the Company's March 2010 offering of 10.291 million common shares. Tangible stockholders' equity has increased $156 million, or 30 percent, since March 31, 2009, with tangible stockholders' equity to tangible assets at 11.19 percent and 9.65 percent as of March 31, 2010 and March 31, 2009, respectively. Accumulated other comprehensive income, representing net unrealized gains (net of tax) on investment securities, increased $5.9 million since December 31, 2009 and $13 million from March 31, 2009.

On March 31, 2010, the board of directors declared a cash dividend of $0.13 per share, payable April 22, 2010 to shareholders of record on April 13, 2010. Future cash dividends will depend on a variety of factors including net income, capital, asset quality and general economic conditions.

                 ADDITIONAL MANAGEMENT'S DISCUSSION AND ANALYSIS

LOAN PORTFOLIO

The following tables summarize selected information by regulatory classification on the Company's loan portfolio:

                           Loans Receivable, Gross by Bank
                         ----------------------------------   % Change   % Change
                           Balance     Balance     Balance      from       from
(DOLLARS IN THOUSANDS)     3/31/10     12/31/09    3/31/09    12/31/09    3/31/09
----------------------   ----------   ---------   ---------   --------   --------
Glacier                  $  915,116     942,254     985,768      -3%        -7%
Mountain West               946,514     957,451     981,310      -1%        -4%
First Security              580,996     566,713     584,414       3%        -1%
1st Bank                    284,596     296,913     324,645      -4%       -12%
Western                     311,974     323,375     357,292      -4%       -13%
Big Sky                     263,755     270,970     292,020      -3%       -10%
Valley                      186,218     187,283     201,037      -1%        -7%
First National              148,931     153,058          --      -3%        n/m
Citizens                    169,377     166,049     168,019       2%         1%
First Bank-MT               115,425     117,017     117,059      -1%        -1%
San Juans                   149,054     149,162     149,141       0%         0%
                         ----------   ---------   ---------
   Total                 $4,071,956   4,130,245   4,160,705      -1%        -2%
                         ==========   =========   =========

                              Land, Lot and Other
                           Construction Loans by Bank
                         -----------------------------   % Change   % Change
                          Balance    Balance   Balance     from       from
(DOLLARS IN THOUSANDS)    3/31/10   12/31/09   3/31/09   12/31/09    3/31/09
----------------------   --------   --------   -------   --------   --------
Glacier                  $160,171    165,734   204,892      -3%       -22%
Mountain West             206,953    217,078   255,053      -5%       -19%
First Security             81,068     71,404    98,964      14%       -18%
1st Bank                   30,272     36,888    45,263     -18%       -33%
Western                    30,893     32,045    41,855      -4%       -26%
Big Sky                    64,484     71,365    81,354     -10%       -21%
Valley                     14,204     14,704    17,954      -3%       -21%
First National             10,635     10,247        --       4%       n/m
Citizens                   13,168     13,263    21,608      -1%       -39%
First Bank-MT                 982      1,010     5,424      -3%       -82%
San Juans                  36,152     39,621    34,608      -9%         4%
                         --------    -------   -------
   Total                 $648,982    673,359   806,975      -4%       -20%
                         ========    =======   =======

                                  Land, Lot and Other Construction Loans by Bank, by Type at 3/31/10
                         ------------------------------------------------------------------------------------
                                       Consumer                    Developed        Commercial
                             Land       Land or   Unimproved        Lots for         Developed       Other
(DOLLARS IN THOUSANDS)   Development      Lot        Land      Operative Builders       Lot      Construction
----------------------   -----------   --------   ----------   ------------------   ----------   ------------
Glacier                    $ 72,118      32,927      29,634           9,202           16,290            --
Mountain West                55,355      71,788      28,460          27,020            9,842        14,488
First Security               30,142       7,212      25,477           4,610              514        13,113
1st Bank                      8,657      11,630       4,138             223            2,496         3,128
Western                      16,027       7,166       4,827             587            1,882           404
Big Sky                      22,350      17,966      10,021           1,485            2,561        10,101
Valley                        2,410       5,643       1,379             159            3,397         1,216
First National                1,918       3,069         728             254            2,221         2,445
Citizens                      2,829       2,574       2,624              50              662         4,429
First Bank-MT                    --          61         796              --               --           125
San Juans                     2,893      17,831       2,039              --            8,205         5,184
                           --------     -------     -------          ------           ------        ------
   Total                   $214,699     177,867     110,123          43,590           48,070        54,633
                           ========     =======     =======          ======           ======        ======

                            Residential Construction
                             Loans by Bank, by Type                            Custom &
                         -----------------------------   % Change   % Change     Owner    Pre-Sold
                          Balance    Balance   Balance     from       from     Occupied    & Spec
(Dollars in thousands)    3/31/10   12/31/09   3/31/09   12/31/09    3/31/09    3/31/10    3/31/10
----------------------   --------   --------   -------   --------   --------   --------   --------
Glacier                  $ 53,824     57,183    82,357      -6%       -35%      $ 9,714     44,110
Mountain West              43,725     57,437    86,995     -24%       -50%       12,780     30,945
First Security             17,321     19,664    19,273     -12%       -10%        7,786      9,535
1st Bank                   14,914     17,633    30,022     -15%       -50%        8,926      5,988
Western                     3,196      2,245     5,285      42%       -40%        1,895      1,301
Big Sky                    17,608     20,679    28,553     -15%       -38%          550     17,058
Valley                      5,109      5,170     6,240      -1%       -18%        3,739      1,370
First National              2,583      2,612        --      -1%        n/m        1,400      1,183
Citizens                   11,553     13,211    17,842     -13%       -35%        5,483      6,070
First Bank-MT                 265        234     1,183      13%       -78%          202         63
San Juans                   6,957     13,811    12,423     -50%       -44%        6,213        744
                         --------    -------   -------                          -------    -------
   Total                 $177,055    209,879   290,173     -16%       -39%      $58,688    118,367
                         ========    =======   =======                          =======    =======

                           Single Family Residential
                             Loans by Bank, by Type
                         -----------------------------   % Change   % Change      1st      Junior
                          Balance    Balance   Balance     from       from       Lien       Lien
(Dollars in thousands)    3/31/10   12/31/09   3/31/09   12/31/09    3/31/09    3/31/10   3/31/10
----------------------   --------   --------   -------   --------   --------   --------   -------
Glacier                  $194,253    204,789   204,330      -5%        -5%     $171,973    22,280
Mountain West             284,456    278,158   278,592       2%         2%      244,109    40,347
First Security             84,665     82,141    85,323       3%        -1%       70,568    14,097
1st Bank                   60,576     65,555    63,842      -8%        -5%       55,747     4,829
Western                    43,413     50,502    58,997     -14%       -26%       41,477     1,936
Big Sky                    32,715     33,308    31,043      -2%         5%       28,826     3,889
Valley                     64,268     66,644    74,987      -4%       -14%       52,684    11,584
First National             17,580     19,239        --      -9%        n/m       14,421     3,159
Citizens                   21,020     20,937    16,161       0%        30%       18,984     2,036
First Bank-MT               9,902     10,003    11,015      -1%       -10%        8,523     1,379
San Juans                  30,804     22,811    25,012      35%        23%       29,355     1,449
                         --------    -------   -------                         --------   -------
   Total                 $843,652    854,087   849,302      -1%        -1%     $736,667   106,985
                         ========    =======   =======                         ========   =======

                               Commercial Real Estate
                               Loans by Bank, by Type
                         ----------------------------------   % Change   % Change     Owner    Non-Owner
                           Balance     Balance     Balance      from       from     Occupied    Occupied
(Dollars in thousands)     3/31/10     12/31/09    3/31/09    12/31/09    3/31/09    3/31/10    3/31/10
----------------------   ----------   ---------   ---------   --------   --------   --------   ---------
Glacier                  $  230,338     232,552     220,068      -1%         5%     $114,884    115,454
Mountain West               231,804     230,383     196,830       1%        18%      155,021     76,783
First Security              225,168     224,425     193,716       0%        16%      151,397     73,771
1st Bank                     64,363      64,008      66,215       1%        -3%       47,640     16,723
Western                     105,358     107,173     101,866      -2%         3%       53,201     52,157
Big Sky                      87,446      82,303      80,092       6%         9%       56,645     30,801
Valley                       49,601      48,144      48,043       3%         3%       32,478     17,123
First National               25,706      26,703          --      -4%        n/m       17,236      8,470
Citizens                     57,733      55,660      50,901       4%        13%       45,031     12,702
First Bank-MT                18,367      18,827      15,038      -2%        22%       12,168      6,199
San Juans                    48,166      47,838      54,680       1%        -12%      27,932     20,234
                         ----------   ---------   ---------                         --------    -------
   Total                 $1,144,050   1,138,016   1,027,449       1%        11%     $713,633    430,417
                         ==========   =========   =========                         ========    =======

                                    Consumer
                             Loans by Bank, by Type
                         -----------------------------   % Change   % Change     Home Equity      Other
                          Balance    Balance   Balance     from       from     Line of Credit   Consumer
(Dollars in thousands)    3/31/10   12/31/09   3/31/09   12/31/09    3/31/09       3/31/10       3/31/10
----------------------   --------   --------   -------   --------   --------   --------------   --------
Glacier                  $163,345    162,723   163,987       0%         0%        $142,881        20,464
Mountain West              72,329     71,702    69,405       1%         4%          62,640         9,689
First Security             76,276     78,345    82,649      -3%        -8%          49,276        27,000
1st Bank                   42,953     46,455    49,019      -8%       -12%          17,449        25,504
Western                    47,836     48,946    51,584      -2%        -7%          33,285        14,551
Big Sky                    28,054     28,903    32,517      -3%       -14%          24,682         3,372
Valley                     25,105     24,625    25,027       2%         0%          15,994         9,111
First National             25,810     27,320        --      -6%       n/m           15,839         9,971
Citizens                   30,314     29,253    29,366       4%         3%          23,410         6,904
First Bank-MT               7,896      7,650     6,284       3%        26%           3,667         4,229
San Juans                  15,359     14,189    13,007       8%        18%          13,733         1,626
                         --------   --------   -------                            --------       -------
   Total                 $535,277    540,111   522,845      -1%         2%        $402,856       132,421
                         ========   ========   =======                            ========       =======

n/m - not measurable

ALLOWANCE FOR LOAN AND LEASE LOSSES

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary's loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management's judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Although the Company and Banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company's loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.

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

The Company's model of eleven wholly-owned, independent community banks, each with its own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Unlike a traditional, single-bank holding company, the Company's decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company's credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.

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

The Company considers the ALLL balance of $143.6 million adequate to cover inherent losses in the loan and lease portfolios as of March 31, 2010. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management's judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in "Part II, ITEM 1A. Risk Factors."

The following table summarizes the allocation of the ALLL:

                                           March 31, 2010              December 31, 2009             March 31, 2009
                                     --------------------------   --------------------------   --------------------------
                                       Allowance      Percent       Allowance      Percent       Allowance      Percent
                                     for Loan and   of Loans in   for Loan and   of Loans in   for Loan and   of Loans in
(Unaudited - Dollars in thousands)   Lease Losses     Category    Lease Losses     Category    Lease Losses     Category
----------------------------------   ------------   -----------   ------------   -----------   ------------   -----------
Residential real estate                $ 13,363         19.3%         13,496         19.6%          7,832         20.4%
Commercial real estate                   66,929         46.2%         66,791         45.9%         39,045         47.0%
Other commercial                         40,186         17.6%         39,558         17.5%         23,497         15.7%
Consumer and other loans                 23,122         16.9%         23,082         17.0%         13,403         16.9%
                                       --------        -----         -------        -----          ------        -----
   Totals                              $143,600        100.0%        142,927        100.0%         83,777        100.0%
                                       ========        =====         =======        =====          ======        =====

The following tables summarize the ALLL experience at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

                                          Three Months ended    Year ended    Three Months ended
                                               March 31,       December 31,        March 31,
(Unaudited - Dollars in thousands)               2010              2009               2009
----------------------------------        ------------------   ------------   ------------------
Balance at beginning of period                 $142,927            76,739        76,739
   Charge-offs
      Residential real estate                    (2,830)          (18,854)       (1,087)
      Commercial loans                          (17,229)          (35,077)       (6,408)
      Consumer and other loans                   (1,418)           (6,965)       (1,499)
                                               --------           -------        ------
         Total charge-offs                      (21,477)          (60,896)       (8,994)
                                               --------           -------        ------
   Recoveries
      Residential real estate                         9               423            40
      Commercial loans                            1,165             1,636           158
      Consumer and other loans                       66               407           119
                                               --------           -------        ------
         Total recoveries                         1,240             2,466           317
                                               --------           -------        ------
   Charge-offs, net of recoveries               (20,237)          (58,430)       (8,677)
      Provision for loan losses                  20,910           124,618        15,715
                                               --------           -------        ------
Balance at end of period                       $143,600           142,927        83,777
                                               ========           =======        ======
Allowance for loan and lease losses
   as a percentage of total loan and
   leases                                          3.53%             3.46%         2.01%
Net charge-offs as a percentage of
   total loans                                    0.497%            1.415%        0.209%

                                    Allowance                              Provision for
                           for Loan and Lease Losses     Provision for   the Year-to-Date       ALLL
                         -----------------------------    Year-to-Date     Ended 3/31/10    as a Percent
                          Balance    Balance   Balance       Ended           Over Net         of Loans
(Dollars in thousands)    3/31/10   12/31/09   3/31/09      3/31/10         Charge-Offs       3/31/10
----------------------   --------   --------   -------   -------------   ----------------   ------------
Glacier                  $ 37,618     38,978    22,596        9,200              0.9            4.11%
Mountain West              35,858     37,551    17,562        4,000              0.7            3.79%
First Security             18,913     18,242    12,447        2,300              1.4            3.26%
1st Bank                   11,310     10,895     7,007          750              2.2            3.97%
Western                     8,737      8,762     6,300          300              0.9            2.80%
Big Sky                    11,144     10,536     5,857        1,800              1.5            4.23%
Valley                      4,634      4,367     3,838          300              9.1            2.49%
First National              2,212      1,679        --          770              3.2            1.49%
Citizens                    5,554      4,865     3,105          750             12.3            3.28%
First Bank - MT             2,965      2,904     2,197          165              1.6            2.57%
San Juans                   4,655      4,148     2,868          575              8.5            3.12%
                         --------    -------    ------       ------
   Total                 $143,600    142,927    83,777       20,910              1.0            3.53%
                         ========    =======    ======       ======

                         Net Charge-Offs, Year-to-Date
                             Period Ending, By Bank
                         -----------------------------
                          Balance    Balance   Balance   Charge-Offs   Recoveries
(Dollars in thousands)    3/31/10   12/31/09   3/31/09     3/31/10       3/31/10
----------------------    -------   --------   -------   -----------   ----------
Glacier                   $10,560    12,012     1,394       10,699          139
Mountain West               5,693    28,931     3,420        5,802          109
First Security              1,629     3,745       140        2,234          605
1st Bank                      335     5,917       505          670          335
Western                       325     1,500     1,262          355           30
Big Sky                     1,192     4,896     1,775        1,206           14
Valley                         33       414        43           36            3
First National                237         4        --          237           --
Citizens                       61       656       116           66            5
First Bank-MT                 104        26         3          104           --
San Juans                      68       329        19           68           --
                          -------    ------     -----       ------        -----
   Total                  $20,237    58,430     8,677       21,477        1,240
                          =======    ======     =====       ======        =====

                                           Net Charge-Offs
                                    (Recoveries), Year-to-Date
                                    Period Ending, By Loan Type
                                   ----------------------------   Charge-Offs   Recoveries
(Dollars in thousands)             3/31/10   12/31/09   3/31/09     3/31/10       3/31/10
----------------------             -------   --------   -------   -----------   ----------
Residential construction           $   853    13,455       970         855             2
Land, lot and other construction    12,090    28,310     5,629      12,840           750
Commercial real estate               1,532     1,187        (3)      1,538             6
Commercial and industrial            2,459     3,610       627       2,847           388
1-4 family                           2,517     7,242       229       2,532            15
Home equity lines of credit            614     2,357       821         622             8
Consumer                               188     1,895       407         240            52
Other                                  (16)      374        (3)          3            19
                                   -------    ------     -----      ------         -----
   Total                           $20,237    58,430     8,677      21,477         1,240
                                   =======    ======     =====      ======         =====

The ALLL has increased slightly during the first quarter of 2010 compared to the large increases during 2009, primarily due to the slowing pace of the non-performing assets since December 31, 2009.

At March 31, 2010, the allowance for loan and lease losses was $143.6 million, an increase of $59.8 million, or 71 percent, from a year ago. The allowance was
3.53 percent of total loans outstanding at March 31, 2010, up from 3.46 percent at the prior quarter end, and up from 2.01 percent at March 31, 2009. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision expense.

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

NON-PERFORMING ASSETS

The following tables summarize information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

                                                             March 31,   December 31,   March 31,
(Unaudited - Dollars in thousands)                              2010         2009          2009
----------------------------------                           ---------   ------------   ---------
Non-accrual loans
   Residential real estate                                   $ 23,287       20,093         9,641
   Commercial                                                 167,831      168,328        79,374
   Consumer and other                                           7,051        9,860         3,273
                                                             --------      -------       -------
      Total                                                   198,169      198,281        92,288
Accruing loans 90 days or more overdue
   Residential real estate                                        304        1,965         2,056
   Commercial                                                   7,943        1,311         1,473
   Consumer and other                                           2,242        2,261           910
                                                             --------      -------       -------
      Total                                                    10,489        5,537         4,439
Real estate and other assets owned                             59,481       57,320        18,985
                                                             --------      -------       -------
Total non-performing loans and real
   estate and other assets owned                             $268,139      261,138       115,712
                                                             ========      =======       =======
Allowance for loan and lease losses as a
   percentage of non-performing assets                             54%          55%           72%
Non-performing assets as a percentage of total bank assets       4.19%        4.13%         1.97%
Accruing loans 30-89 days overdue                            $ 61,255       87,491        66,534
Interest income (1)                                          $  2,831       11,730         1,374

(1) Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2010, year ended December 31, 2009 and three months ended March 31, 2009 had such loans performed pursuant to contractual terms.

                                                 Non-performing
                                              Assets, by Loan Type         Non-        Accruing         Other
                                        -----------------------------   Accruing    Loans 90 Days    Real Estate
                                         Balance    Balance   Balance     Loans    or More Overdue      Owned
(Dollars in thousands)                   3/31/10   12/31/09   3/31/09    3/31/10       3/31/10         3/31/10
----------------------                  --------   --------   -------   --------   ---------------   -----------
Custom and owner
  occupied construction                 $  1,842      3,281     1,419     1,202             --             640
Pre-sold and spec construction            30,339     29,580    29,392    26,055             --           4,284
Land development                          76,254     88,488    28,047    55,929            219          20,106
Consumer land or lots                     12,245     10,120     3,400     7,122            117           5,006
Unimproved land                           38,585     32,453    11,428    25,556            642          12,387
Developed lots for operative builders     11,626     11,565     6,958     6,437            164           5,025
Commercial lots                            1,705        909        98     1,576             --             129
Other construction                         3,485         --     2,917     3,485             --              --
Commercial real estate                    35,222     32,300     8,630    28,067          2,216           4,939
Commercial and industrial                 13,055     12,271     8,399    12,438            577              40
Agriculture loans                          5,293        283        52     5,293             --              --
Municipal loans                            4,495         --        --        --          4,495
1-4 family                                25,151     30,868    12,058    19,056            386           5,709
Home equity lines of credit                7,083      6,234     2,258     5,120          1,474             489
Consumer                                     850      1,042       650       494             34             322
Other                                        909      1,744         6       339            165             405
                                        --------    -------   -------   -------         ------          ------
   Total                                $268,139    261,138   115,712   198,169         10,489          59,481
                                        ========    =======   =======   =======         ======          ======

                                Accruing 30 - 89
                           Days Delinquent Loans and                    Non-Accrual &
                         Non-Performing Assets, by Bank    Accruing    Accruing Loans      Other
                         ------------------------------   30-89 Days     90 Days or     Real Estate
                          Balance    Balance   Balance      Overdue     More Overdue       Owned
(Dollars in thousands)    3/31/10   12/31/09   3/31/09      3/31/10       3/31/10         3/31/10
----------------------   --------   --------   -------    ----------   --------------   -----------
Glacier                  $ 92,315     97,666    42,867      17,027         68,874           6,414
Mountain West              94,952    109,187    59,650      16,760         68,265           9,927
First Security             57,775     59,351    29,515      14,495         30,343          12,937
1st Bank                   21,244     21,117    19,265       3,821          3,623          13,800
Western                     8,427      9,315     4,078       1,395          2,722           4,310
Big Sky                    34,090     31,711    19,235       2,838         21,930           9,322
Valley                      2,123      2,542     1,482         471          1,322             330
First National              9,009      9,290        --       1,531          7,340             138
Citizens                    5,909      5,340     5,083       2,253          1,547           2,109
First Bank - MT             1,394        800       827         653            583             158
San Juans                   2,156      2,310       244          11          2,109              36
                         --------    -------   -------      ------        -------          ------
   Total                 $329,394    348,629   182,246      61,255        208,658          59,481
                         ========    =======   =======      ======        =======          ======

The allowance was 54 percent of non-performing assets at March 31, 2010, down from 55 percent for the prior quarter end and down from 72 percent a year ago. Non-performing assets as a percentage of total bank assets at March 31, 2010 were at 4.19 percent, up from 4.13 percent as of prior quarter end, and up from
1.97 percent at March 31, 2009. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

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

Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the three months ended March 31, 2010 and 2009 was not significant. Impaired loans were $223.5 million and $100.1 million as of March 31, 2010 and 2009, respectively. The ALLL includes valuation allowances of $17.0 million and $10.7 million specific to impaired loans as of March 31, 2010 and 2009, respectively.

A restructured loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company's troubled debt restructuring loans are considered impaired loans. The Company had troubled debt restructuring loans of $62.0 million as of March 31, 2010

Effect of Inflation and Changing Prices

Generally accepted accounting principles often require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of the Company and each bank subsidiary are monetary in nature; therefore, interest rates generally have a more significant impact on a company's performance than does the effect of inflation.

Lending Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The Banks' source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the Banks are members of FHLB. As of March 31, 2010, the Banks had $1.495 billion of available FHLB credit of which $803 million was utilized. The Banks may also borrow funds through the FRB and from the U.S. Treasury Tax and Loan program of which the Banks have remaining borrowing availability of $372 million and $11 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.

Capital Resources and Adequacy

Maintaining capital strength continues to be a long term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders' equity increased $156 million since prior year, or 23 percent, the net result of earnings of $10 million, a public offering of stock of $146 million, an increase in net unrealized gains on available-for-sale investment securities, less cash dividend payments. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

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

The Company believes that macroeconomic conditions occurring the first three months of 2010 and in 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, S&P, Fitch, and DBRS).

In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company's ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at March 31, 2010 primarily consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares measured at cost for fair value purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Federal Home Loan Mortgage Corporation ("Freddie Mac") and 1,200 shares of common stock issued by the Federal National Mortgage Association ("Fannie Mae"). The Freddie Mac and Fannie Mae stock had a cost basis of $0 at March 31, 2010 due to the recognition of an other-than-temporary impairment charge against earnings during 2008 for the entire amount of the Company's investment therein. The fair value of other stock was $8 thousand, with unrealized losses of $4 thousand or 51.6 percent of fair value, at March 31, 2010.

In evaluating debt securities for other-than-temporary impairment, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

During the first quarter of 2010, the Company sold 15 securities of which 12 were tax-exempt State and Local Government securities, 9 of which were sold at a gross realized gain aggregating $277 thousand, 3 of which were sold at a gross realized loss aggregating $65 thousand, a net realized gain of $212 thousand. Of the 15 securities, 3 were non-guaranteed private label whole loan mortgages, 2 of which were sold at a gross realized gain aggregating $113 thousand, 1 of which was sold at a gross realized loss aggregating $11 thousand, a net realized gain of $102 thousand. During the first half of 2009, the Company sold no investment securities as the Company continued its then historical approach to managing the investment portfolio, i.e., to "buy and hold" securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as "available-for-sale." Such sales, as well as the sales in the first quarter 2010, were executed with the proceeds used to buy additional investment securities such that the investment portfolio performs well across varying interest rate environments. During the second half of 2009, the Company sold 59 securities of which 53 were tax-exempt State and Local Government securities, 7 of which were each sold at a gross realized loss of $1.118 million and 46 of which were each sold at a gross realized gain of $3.921 million, a net realized gain of $2.804 million. Of the 59 securities sold in the second half of 2009, 6 were residential mortgage-backed securities, with such securities sold at a gross realized gain aggregating $3.191 million. Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. In 2008, the Company sold only 1 security at neither gain nor loss for proceeds of $97.002 million. Such security was acquired and held for 7 days as collateral to support a borrowing at the U.S Treasury Tax and Loan program. Sales of securities in 2007 occurred with respect to entire investment portfolios of acquired banks following mergers into the Company's existing bank subsidiaries. Such sales occurred in recognition that the acquired portfolios of investments were not consistent with the Company's Investment Policy and Asset Liability Management Policy. With respect to its impaired debt securities at March 31, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

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

As of March 31, 2010, there were 227 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. Residential mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $488.965 million at March 31, 2010 of which $134.657 million was purchased during 2010, the remainder of which had a fair market value of $378.710 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $1.613 million since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss decreased from 4.1 percent of fair value at December 31, 2009 to 2.4 percent of fair value at March 31, 2010. The fair value of Collateralized Debt Obligation ("CDO") securities in an unrealized loss position is $9.174 million, with unrealized losses of $5.513 million at March 31, 2010; the unrealized loss decreased from
116.4 percent of fair value at December 31, 2009 to 60.1 percent of fair value at March 31, 2010. The fair value of State and Local Government securities in an unrealized loss position were $90.207 million at March 31, 2010 of which $12.401 million was purchased during 2010, the remainder of which had a fair market value of $77.436 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $218 thousand since purchase. Of the remaining State and Local Government securities in a loss position, the unrealized loss decreased from 3.5 percent of fair value at December 31, 2009 to
2.9 percent of fair value at March 31, 2010.

With respect to the CDO securities, the fair value decline is primarily attributable to a single CDO structure that is a pooled trust preferred security of which the Company owns a portion of only the Senior Notes tranche. All of the assets underlying such CDO structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. As of March 31, 2010 and December 31, 2009, the Senior Notes are rated "A3" by Moody's and is rated "A" by Fitch, and 6 of the 26 trust subsidiaries have elected to defer the interest on their respective obligations underlying the CDO structure. As of the end of the prior three quarters of 2009, only 3 of the 26 trust subsidiaries were deferring interest on their respective obligations. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 15.22% of the outstanding principle of the Senior Notes has been prepaid through March 31, 2010 and December 31, 2009. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the "Senior Coverage Tests") are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. As of March 31, 2010 and December 31, 2009, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the prior three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of March 31, 2010 and as of the end of each of the prior four quarters in 2009, i.e., December 31, September 30, June 30 and March 31. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at March 31, 2010 and the four quarters of 2009 was temporary, and not other-than-temporary.

The Company stratified the 227 debt securities for both severity and duration of impairment. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

                         Unrealized   Number of
(Dollars in thousands)      Loss        Bonds
----------------------   ----------   ---------
Greater than 40.0%         $ 5,473         6
30.1% to 40.0%                   4         2
20.1% to 30.0%               4,591         4
15.1% to 20.0%               1,417         5
10.1% to 15.0%                 473         2
5.1% to 10.0%                1,232         8
0.1% to 5.0%                 4,999       200
                           -------       ---
   Total                   $18,189       227
                           =======       ===

With respect to the duration of the impaired securities, the Company identified 37 securities which have been continuously impaired for the 12 months ending March 31, 2010. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 13 of these 37 securities are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $7,217,000, the most notable of which had an unrealized loss of $1,239,000. 17 of the 37 securities are state and local tax-exempt securities with an unrealized loss of $849,000, the most notable of which had an unrealized loss of $215,000. 6 of the 37 securities are CDOs with an aggregate unrealized loss of $5,473,000, the most notable of which had an unrealized loss of $1,368,000.

Included in the 227 debt securities with impairment at March 31, 2010 are 13 non-guaranteed private label whole loan CMO tranches. 6 of the 13 CMO tranches are collateralized by 30 year fixed residential mortgages considered to be "Prime," and 7 are collateralized by 30 year fixed residential mortgages considered to be "ALT - A." Moreover, none of the underlying mortgage collateral is considered "subprime".

For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. Based on the analysis of its impaired securities as of March 31, 2010, the Company determined that none of such securities had other-than-temporary impairment.

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

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors' inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company's review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers' financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company's due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors' recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2009 and the first three months of 2010), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.

On a non-recurring basis, the Company measures real estate and other assets owned and impaired loans at fair value. Real estate and other assets owned is carried at the lower of cost or estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy. Impaired loans are collateral-dependent and the estimated fair value is based on the appraised fair value of the collateral, less estimated cost to sell. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Impaired loans are classified within Level 3 of the fair value hierarchy.

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

The fair value of FRB discount window borrowings is estimated based on borrowing rates currently available to the Company for FRB discount window borrowings with similar terms and maturities. As of March 31, 2010 there are no outstanding FRB discount window borrowings.

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

For additional information on fair value measurements see Note 13, Fair Value Measurement, in "ITEM 1. Financial Statements."

Impact of Recent Authoritative Accounting Guidance

The Accounting Standards Codification is FASB's officially recognized source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

In January 2010, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures, that provides for more robust disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements, and 4) the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued an amendment to FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

In June 2009, FASB issued an amendment to FASB ASC Topic 860, Transfers and Servicing. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company's financial position or results of operations.

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

     - the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

     -    reduced demand for banking products and services;

     - the risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital in the future;

     - competition from other financial services companies in the Company's markets;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that there have not been any material changes in information about the Company's market risk than was provided in the Form 10-K/A report for the year ended December 31, 2009.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2010, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company cannot accurately predict the effect of the continuing economic downturn on the Company's future results of operations or the market price of its common stock.

The national economy and the financial services sector in particular continue to face challenges of a scope unprecedented in recent history. The Company cannot accurately predict the severity or duration of the continuing economic downturn, which has adversely impacted the Company's markets. Any further deterioration in the economies of the nation as a whole or in the Company's markets would have an adverse effect, which could be material, on the Company's business, financial condition, results of operations and prospects, and could also cause the market price of the Company's common stock to decline. While the Company cannot accurately predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and Company.

Further economic deterioration in the market areas the Company serves, including Montana, Idaho, Wyoming, Utah, Colorado and Washington, as well as the continuation of the current economic downturn, may continue to adversely impact earnings and could increase credit risk associated with the loan portfolio.

The inability of borrowers to repay loans can erode earnings by reducing earnings and by requiring the Company to add to its allowance for loan and lease losses. The effects of the national economic downturn are significantly impacting the market areas the Company serves. Further deterioration in the market areas the Company serves, as well as the continuation of the current economic downturn, could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company's business, financial condition, results of operations and prospects:

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

The Company maintains an ALLL in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become nonperforming assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economic downturn continues or deteriorates further, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company's loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company's judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company's financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company's financial condition and results of operations.

A continuation of the downturn in the economic conditions or real estate values of the Company's market areas, and particularly a further deterioration of such economic conditions or real estate values, may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio, as the collateral securing those loans may decrease in value. The continued downturn in the local economy or a further deterioration of the local economy could have a material adverse effect both on the borrowers' ability to repay these loans, as well as the value of the real property held as collateral. The Company's ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company's financial condition and results of operations, perhaps materially.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A continued tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company's asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.

The ability to pay dividends on the Company's common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009 and the first quarter of 2010. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company's ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.

The Company may not be able to continue to grow organically or through acquisitions.

Historically, the Company has expanded through a combination of organic growth and acquisitions. If market and regulatory conditions remain challenging, the Company may be unable to grow organically or successfully complete potential future acquisitions. In particular, while the Company intends to focus any near-term acquisition efforts on FDIC-assisted transactions within its existing market areas, there can be no assurance that such opportunities will become available on terms that are acceptable to the Company. Furthermore, there can be no assurance that the Company can successfully complete such transactions, since they are subject to a formal bid process and regulatory review and approval.

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

The Company's loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.

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

Non-performing assets have increased significantly and could continue to increase, which could adversely affect the Company's results of operations and financial condition.

Non-performing assets (which include foreclosed real estate) adversely affects the Company's net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company's risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond the Company's control, could adversely affect the Company's business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of non-performing assets increases the Company's loan administration costs generally, and requires significant commitments of time from management and the Company's directors, which can be detrimental to performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in non-performing assets in the future.

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

Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquiror's balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. An impairment of goodwill could have a material adverse affect on the Company's business, financial condition and results of operations. Furthermore, an impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.

The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC, although there can be no assurance that the Company will be able to successfully complete any such transactions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company's operations, and being unable to profitably deploy funds acquired in an acquisition. The Company cannot provide any assurance as to the extent to which the Company can continue to grow through acquisitions or the impact of such acquisitions on the Company's operating results or financial condition.

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

In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company's capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the bank subsidiaries. Any such capital raising alternatives could dilute the holders of the Company's outstanding common stock, and may adversely affect the market price of our common stock and performance measures such as earnings per share.

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

The Company operates in a highly regulated environment and may be adversely affected by regulatory requirements or changes in federal state and local laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, the Company is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company's powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company's financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently these powers have been utilized more frequently and extensively due to the serious national, regional and local economic conditions the Company is facing. In addition, regulatory oversight of and expectations for regulated banking institutions have increased, both generally and for the Company and its bank subsidiaries. The exercise of regulatory authority may have a negative impact on the Company's financial condition and results of operations.

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


                                        GLACIER BANCORP, INC.

May 7, 2010                             /s/ Michael J. Blodnick
                                        ----------------------------------------
                                        Michael J. Blodnick
                                        President/CEO


May 7, 2010                             /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Senior Vice President/CFO