Form 10-Q
period 2010-06-30
GLACIER BANCORP INC
filed 2010-08-06
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Registrant’s common stock outstanding on July 19, 2010 was 71,915,073. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q
Index

Page
Part I. Financial Information

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition – June 30, 2010, December 31, 2009, and June 30, 2009	3

Unaudited Condensed Consolidated Statements of Operations – Three and Six months ended June 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2009 and Six months ended June 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	51

Item 4 – Controls and Procedures	51

Part II. Other Information	51

Item 1 – Legal Proceedings	51

Item 1A – Risk Factors	51

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3 – Defaults upon Senior Securities	58

Item 5 – Other Information	58

Item 6 – Exhibits	58

Signatures	59
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
(Dollars in thousands, except per share data)	2010	2009	2009
Assets
Cash on hand and in banks	$95,603	120,731	100,773
Federal funds sold	71,605	87,155	62,405
Interest bearing cash deposits	1,260	2,689	24,608

Cash and cash equivalents	168,468	210,575	187,786

Investment securities, available-for-sale	1,743,268	1,506,394	994,147

Loans held for sale	73,207	66,330	92,166
Loans receivable, gross	3,958,962	4,063,915	4,036,593
Allowance for loan and lease losses	(141,665)	(142,927)	(97,374)

Loans receivable, net	3,890,504	3,987,318	4,031,385

Premises and equipment, net	144,361	140,921	135,902
Other real estate owned	64,419	57,320	47,424
Accrued interest receivable	29,973	29,729	30,346
Deferred tax asset	35,361	41,082	14,890
Core deposit intangible, net	12,316	13,937	11,477
Goodwill	146,259	146,259	146,259
Other assets	59,907	58,260	38,808

Total assets	$6,294,836	6,191,795	5,638,424

Liabilities
Non-interest bearing deposits	$852,121	810,550	754,844
Interest bearing deposits	3,657,995	3,289,602	2,631,599
Federal Home Loan Bank advances	529,982	790,367	613,478
Securities sold under agreements to repurchase	224,397	212,506	180,779
Federal Reserve Bank discount window	—	225,000	587,000
Other borrowed funds	10,063	13,745	17,192
Accrued interest payable	8,300	7,928	8,421
Subordinated debentures	125,060	124,988	120,157
Other liabilities	41,170	31,219	35,290

Total liabilities	5,449,088	5,505,905	4,948,760

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	616	615
Paid-in capital	643,512	497,493	495,223
Retained earnings — substantially restricted	192,724	188,129	196,208
Accumulated other comprehensive income (loss)	8,793	(348)	(2,382)

Total stockholders’ equity	845,748	685,890	689,664

Total liabilities and stockholders’ equity	$6,294,836	6,191,795	5,638,424

Number of shares outstanding	71,915,073	61,619,803	61,519,808
Book value per share	$11.76	11.13	11.21
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Residential real estate loans	$11,421	13,871	23,254	28,212
Commercial loans	37,003	37,597	73,675	75,563
Consumer and other loans	10,720	11,142	21,360	22,481
Investment securities and other	14,674	11,810	28,927	23,696

Total interest income	73,818	74,420	147,216	149,952

Interest Expense
Deposits	9,222	9,433	18,553	19,567
Federal Home Loan Bank advances	2,454	1,852	4,765	3,671
Securities sold under agreements to repurchase	399	409	815	1,003
Subordinated debentures	1,648	1,676	3,284	3,583
Other borrowed funds	26	569	216	1,269

Total interest expense	13,749	13,939	27,633	29,093

Net Interest Income	60,069	60,481	119,583	120,859

Provision for loan losses	17,246	25,140	38,156	40,855

Net interest income after provision for loan losses	42,823	35,341	81,427	80,004

Non-Interest Income
Service charges and other fees	10,641	10,215	20,161	19,234
Miscellaneous loan fees and charges	1,259	1,162	2,385	2,322
Gain on sale of loans	6,133	9,071	10,024	15,221
Gain on sale of investments	242	—	556	—
Other income	3,143	870	4,475	1,918

Total non-interest income	21,418	21,318	37,601	38,695

Non-Interest Expense
Compensation, employee benefits and related expense	21,652	20,710	43,008	42,654
Occupancy and equipment expense	5,988	5,611	11,936	11,506
Advertising and promotions	1,644	1,722	3,236	3,446
Outsourced data processing expense	761	680	1,455	1,351
Core deposit intangibles amortization	801	762	1,621	1,536
Other real estate owned expense	7,373	2,321	9,691	2,841
Federal Deposit Insurance Corporation premiums	2,165	3,832	4,365	5,000
Other expense	7,852	7,325	14,885	14,255

Total non-interest expense	48,236	42,963	90,197	82,589

Earnings Before Income Taxes	16,005	13,696	28,831	36,110

Federal and state income tax expense	2,783	3,044	5,539	9,679

Net Earnings	$13,222	10,652	23,292	26,431

Basic earnings per share	$0.19	0.17	0.35	0.43
Diluted earnings per share	$0.19	0.17	0.35	0.43
Dividends declared per share	$0.13	0.13	0.26	0.26
Return on average assets (annualized)	0.85%	0.77%	0.76%	0.96%
Return on average equity (annualized)	6.25%	6.18%	6.02%	7.72%
Average outstanding shares — basic	71,913,102	61,515,946	67,363,476	61,489,422
Average outstanding shares — diluted	71,914,894	61,518,289	67,364,377	61,493,266
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2009 and Six Months ended June 30, 2010

				Retained	Accumulated	Total
				Earnings	Other Comp-	Stock-
	Common Stock		Paid-in	Substantially	rehensive	holders’
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	(Loss) Income	Equity
Balance at December 31, 2008	61,331,273	$613	491,794	185,776	(1,243)	676,940

Comprehensive income:
Net earnings	—	—	—	34,374	—	34,374
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	895	895

Total comprehensive income						35,269

Cash dividends declared ($0.52 per share)	—	—	—	(32,021)	—	(32,021)
Stock options exercised	188,535	2	2,552	—	—	2,554
Stock issued in connection with acquisition	99,995	1	1,419	—	—	1,420
Stock based compensation and tax benefit	—	—	1,728	—	—	1,728

Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net earnings	—	—	—	23,292	—	23,292
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	9,141	9,141

Total comprehensive income						32,433

Cash dividends declared ($0.26 per share)	—	—	—	(18,697)	—	(18,697)
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock options exercised	3,805	—	58	—	—	58
Stock based compensation and tax benefit	—	—	468	—	—	468

Balance at June 30, 2010	71,915,073	$719	643,512	192,724	8,793	845,748

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30
(Dollars in thousands)	2010	2009
Operating Activities
Net cash provided by operating activities	$96,450	25,726

Investing Activities
Proceeds from sales, maturities and prepayments of investments available-for-sale	244,484	97,332
Purchases of investments available-for-sale	(469,030)	(103,724)
Principal collected on commercial and consumer loans	335,866	483,879
Commercial and consumer loans originated or acquired	(349,027)	(529,042)
Principal collections on real estate loans	92,035	97,507
Real estate loans originated or acquired	(67,688)	(76,282)
Net purchase of FHLB and FRB stock	(1,729)	(61)
Proceeds from sale of other real estate owned	25,722	5,257
Net addition of premises and equipment and other real estate owned	(9,003)	(7,854)

Net cash used in investment activities	(198,370)	(32,988)

Financing Activities
Net increase in deposits	409,964	123,881
Net (decrease) increase in FHLB advances	(260,385)	275,022
Net increase (decrease) in securities sold under repurchase agreements	11,891	(7,584)
Net decrease in Federal Reserve Bank discount window	(225,000)	(327,000)
Net (decrease) increase in other borrowed funds	(3,610)	8,844
Cash dividends paid	(18,697)	(15,999)
Excess (deficiencies) benefits related to the exercise of stock options	(4)	75
Proceeds from exercise of stock options and other stock issued	145,654	2,554

Net cash provided by financing activities	59,813	59,793

Net (decrease) increase in cash and cash equivalents	(42,107)	52,531
Cash and cash equivalents at beginning of period	210,575	135,255

Cash and cash equivalents at end of period	$168,468	187,786

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$27,262	30,423
Cash paid during the period for income taxes	8,061	23,407
Sale and refinancing of other real estate owned	6,320	2,243
Other real estate acquired in settlement of loans	45,888	44,584
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of June 30, 2010 and 2009, stockholders’ equity and comprehensive income for the six months ended June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The condensed consolidated statement of financial condition and statement of stockholders’ equity and comprehensive income of the Company as of December 31, 2009 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments, business combinations and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other real estate valuation estimates management obtains independent appraisals for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to business combinations are determined based on internal calculations using significant independent party inputs and independent party valuations.
2)	Organizational Structure
The Company, headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries (collectively referred to hereafter as the “Banks”). The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

As of June 30, 2010, the Company is the parent holding company for eleven wholly-owned, independent community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and First Bank of Montana (“First Bank-MT”), all located in Montana, Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho, 1st Bank (“1st Bank”) and First National Bank & Trust (“First National”) located in Wyoming, and Bank of the San Juans (“San Juans”) located in Colorado.

In April 2010, the Company formed a wholly owned subsidiary, GBCI Other Real Estate (“GORE”) to isolate bank foreclosed properties for legal protection and administrative purposes. During the quarter, foreclosed properties were transferred to the new entity from bank subsidiaries at fair market value and such properties are currently held for sale.

In addition, the Company owns seven trust subsidiaries, Glacier Capital Trust II (“Glacier Trust II”), Glacier Capital Trust III (“Glacier Trust III”), Glacier Capital Trust IV (“Glacier Trust IV”), Citizens (ID) Statutory Trust I (“Citizens Trust I”), Bank of the San Juans Bancorporation Trust I (“San Juans Trust I”), First Company Statutory Trust 2001 (“First Co Trust 01”) and First Company Statutory Trust 2003 (“First Co Trust 03”) for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, Consolidation, the trust subsidiaries are not consolidated into the Company’s financial statements. The Company does not have any other off-balance sheet entities.

On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National. First National became a separate wholly-owned subsidiary of the Company and the financial condition and results of operations are included from the acquisition date.

FASB ASC Topic 810, Consolidation, provides guidance as to when a company should consolidate the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDE’s and the LIHTC partnerships are VIE’s. The underlying activities of the VIE’s are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIE’s is the amount of equity invested or credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company and others and where the Company is the primary beneficiary of a VIE, the VIE has been consolidated into the bank subsidiary which holds the direct investment in the VIE. Currently, only CDE (NMTC) investments are consolidated into the Company’s financial statements. For the CDE (NMTC) investments, the creditors and other beneficial interest holders have no recourse to the general credit of the bank subsidiaries. As of June 30, 2010, the Company had investments in VIE’s of $39,876,000 and $2,362,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The consolidated VIE’s as well as the unconsolidated VIE’s are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

See Note 12 – Operating Segment Information for selected financial data including net earnings and total assets for the parent company and each of the subsidiaries. Although the consolidated total assets of the Company were $6.3 billion at June 30, 2010, nine of the eleven community banks had total assets of less than $1 billion. The smallest community bank subsidiary had $194 million in total assets, while the largest community bank subsidiary had $1.3 billion in total assets at June 30, 2010.

The following abbreviated organizational chart illustrates the various relationships as of June 30, 2010:

Glacier Bancorp. Inc. (Parent Holding Company)

Glacier Bank (MT Community Bank)	Mountain West Bank (ID Community Bank)	First Security Bank of Missoula (MT Community Bank)	1st Bank (WY Community Bank)

Western Security Bank (MT Community Bank)	Big Sky Western Bank (MT Community Bank)	Valley Bank of Helena (MT Community Bank)	First National Bank & Trust (WY Community Bank)

Citizens Community Bank (ID Community Bank)	First Bank of Montana (MT Community Bank)	Bank of the San Juans (CO Community Bank)	GBCI Other Real Estate

Glacier Capital Trust II	Glacier Capital Trust III	Glacier Capital Trust IV	Citizens (ID) Statutory Trust I

San Juans Trust I	First Company Statutory Trust 2001	First Company Statutory Trust 2003

3)	Investment Securities
A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available-for-sale and other investments is as follows:

	As of June 30, 2010
					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$210	4	—	214

Government sponsored enterprises
Maturing after one year through five years	2.43%	41,963	627	—	42,590
Maturing after five years through ten years	1.75%	82	—	—	82
Maturing after ten years	1.15%	11	—	—	11

	2.43%	42,056	627	—	42,683

State and local governments and other issues
Maturing within one year	3.95%	920	7	—	927
Maturing after one year through five years	3.92%	8,970	202	(6)	9,166
Maturing after five years through ten years	4.15%	27,339	674	(67)	27,946
Maturing after ten years	4.80%	481,374	10,697	(1,944)	490,127

	4.75%	518,603	11,580	(2,017)	528,166

Collateralized debt obligations
Maturing after ten years	8.40%	14,360	—	(5,532)	8,828

Residential mortgage-backed securities	2.58%	1,088,635	17,531	(7,734)	1,098,432

Total marketable securities	3.31%	1,663,864	29,742	(15,283)	1,678,323

Other investments
FHLB and FRB stock, at cost	1.42%	64,319	—	—	64,319
Other stock	0.05%	624	7	(5)	626

Total investment securities	3.23%	$1,728,807	29,749	(15,288)	1,743,268

	As of December 31, 2009
					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$210	—	(1)	209

Government sponsored enterprises
Maturing after one year through five years	3.21%	74	—	—	74
Maturing after five years through ten years	1.64%	40	—	—	40
Maturing after ten years	2.05%	63	—	—	63

	2.43%	177	—	—	177

State and local governments and other issues
Maturing within one year	2.48%	2,040	6	—	2,046
Maturing after one year through five years	3.30%	9,326	208	(12)	9,522
Maturing after five years through ten years	3.84%	27,125	786	(168)	27,743
Maturing after ten years	4.80%	434,165	10,140	(2,640)	441,665

	4.71%	472,656	11,140	(2,820)	480,976

Collateralized debt obligations
Maturing after ten years	8.40%	14,688	—	(7,899)	6,789

Residential mortgage-backed securities	3.42%	956,033	15,167	(16,158)	955,042

Total marketable securities	3.89%	1,443,764	26,307	(26,878)	1,443,193

Other investments
FHLB and FRB stock, at cost	1.30%	62,577	—	—	62,577
Other stock	0.05%	624	—	—	624

Total investment securities	3.78%	$1,506,965	26,307	(26,878)	1,506,394

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.
Interest income includes tax-exempt interest for the six months ended June 30, 2010 and 2009 of $11,438,000 and $11,070,000, respectively, and for the three months ended June 30, 2010 and 2009 of $5,870,000 and $5,739,000 respectively.
Gross proceeds from sale of marketable securities for the six months ended June 30, 2010 and 2009 were $32,323,000 and $0, respectively, resulting in gross gains of $1,349,000 and $0, respectively, and gross losses of $793,000 and $0, respectively. The cost of any investment sold is determined by specific identification.
At June 30, 2010, the Company had investment securities with carrying values of approximately $904,230,000, pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.

The investments in the FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt.
Investments with an unrealized loss position at June 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
State and local governments and other issues	$69,320	985	22,342	1,032	91,662	2,017
Collateralized debt obligations	1,940	60	6,888	5,472	8,828	5,532
Residential mortgage-backed securities	431,208	1,783	36,090	5,951	467,298	7,734
Other investments — other stock	7	5	—	—	7	5

Total temporarily impaired securities	$502,475	2,833	65,320	12,455	567,795	15,288

Investments with an unrealized loss position at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government and federal agency	$208	1	—	—	208	1
State and local governments and other issues	74,045	1,835	18,094	985	92,139	2,820
Collateralized debt obligations	6,789	7,899	—	—	6,789	7,899
Residential mortgage-backed securities	466,196	3,861	39,780	12,297	505,976	16,158

Total temporarily impaired securities	$547,238	13,596	57,874	13,282	605,112	26,878

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
For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions. For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers’ management for clarification and verification of information relevant to the Company’s impairment analysis.
In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at June 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

Based on an analysis of its impaired securities as of June 30, 2010, the Company determined that none of such securities had other-than-temporary impairment.
4)	Loans Receivable, Net and Loans Held for Sale
The following table summarizes the Company’s loan and lease portfolio:

	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans
Residential	$693,768	17.8%	$746,050	18.7%	$747,931	18.6%
Held for sale	73,207	1.9%	66,330	1.7%	92,166	2.3%

Total	766,975	19.7%	812,380	20.4%	840,097	20.9%

Commercial loans
Real estate	1,882,285	48.4%	1,900,438	47.7%	1,944,784	48.2%
Other commercial	692,031	17.8%	724,966	18.2%	649,634	16.1%

Total	2,574,316	66.2%	2,625,404	65.9%	2,594,418	64.3%

Consumer and other loans
Consumer	188,654	4.8%	201,001	5.0%	198,454	4.9%
Home equity	510,030	13.1%	501,920	12.6%	502,288	12.5%

Total	698,684	17.9%	702,921	17.6%	700,742	17.4%

Net deferred loan fees premiums and discounts	(7,806)	-0.2%	(10,460)	-0.3%	(6,498)	-0.2%

Loans receivable, gross	4,032,169	103.6%	4,130,245	103.6%	4,128,759	102.4%
Allowance for loan and lease losses	(141,665)	-3.6%	(142,927)	-3.6%	(97,374)	-2.4%

Loans receivable, net	$3,890,504	100.0%	$3,987,318	100.0%	$4,031,385	100.0%

In June 2009, FASB issued an amendment to FASB ASC Topic 860, Accounting for Transfers and Servicing of Financial Assets, and is effective for transfers occurring after the beginning of the first annual reporting period that begins after November 15, 2009. The Company adopted this amendment for all new transfers, primarily consisting of transfers of loans, occurring on or subsequent to January 1, 2010. The Company generally sells its long-term mortgage loans originated, retaining servicing only when required by certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term fixed rate loans in the loan portfolio. Mortgage loans sold with no servicing rights retained for the six months ended June 30, 2010 and 2009 were $402,116,000 and $706,310,000, respectively. The amount of loans sold and serviced for others at June 30, 2010 and 2009 was approximately $181,348,000 and $170,594,000, respectively.
In accordance with this amendment, transfers of SBA loans are recognized as sales when the warranty period expires, which is typically 90 days. The Company has been active in originating commercial SBA loans, some of which are sold to investors. As of June 30, 2010, the Company had $8,094,000 of SBA loans sold for which there was a deferred gain of $753,000 due to unexpired warranty periods.

The Company occasionally purchases and sells other loan participations, the majority of which are large commercial loans. For participation transactions after the adoption of the amendment, the bank subsidiaries typically originate and sell the loan participations, at fair value, on a proportionate ownership basis, with no recourse conditions.
The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Real estate and other assets owned	$64,419	57,320	47,424
Accruing loans 90 days or more overdue	3,030	5,537	10,086
Non-accrual loans	190,338	198,281	116,362
Total non-performing assets	$257,787	261,138	173,872

Non-performing assets as a percentage of total subsidiary assets	4.01%	4.13%	3.06%

The following table summarizes impaired loans at the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Impaired loans, without valuation allowance	$144,109	141,613	92,338
Impaired loans, with valuation allowance	72,830	77,129	47,749

Impaired loans, gross	216,939	218,742	140,087
Valuation allowance included in ALLL	(15,221)	(19,760)	(9,034)

Impaired loans, net	$201,718	198,982	131,053

The following table illustrates the loan and lease loss experience:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Balance at the beginning of the year	$142,927	76,739	76,739

Charge-offs	(41,584)	(60,896)	(21,246)
Recoveries	2,166	2,466	1,026
Provision	38,156	124,618	40,855

Balance at the end of the period	$141,665	142,927	97,374

Net charge-offs as a percentage of total loans	0.98%	1.42%	0.49%

5)	Intangible Assets
The following table sets forth information regarding the Company’s core deposit intangible and mortgage servicing rights as of June 30, 2010:

	Core	Mortgage
	Deposit	Servicing
(Dollars in thousands)	Intangible	Rights [1]	Total
Gross carrying value	$31,847
Accumulated amortization	(19,531)

Net carrying value	$12,316	978	13,294

Weighted-average amortization period
(Period in years)	9.1	9.3	9.1

Aggregate amortization expense
For the three months ended June 30, 2010	$801	46	847
For the six months ended June 30, 2010	1,621	81	1,702

Estimated amortization expense
For the year ended December 31, 2010	$2,603	116	2,719
For the year ended December 31, 2011	1,895	69	1,964
For the year ended December 31, 2012	1,534	67	1,601
For the year ended December 31, 2013	1,283	65	1,348
For the year ended December 31, 2014	1,034	63	1,097

[1]	The mortgage servicing rights are included in other assets and gross carrying value and accumulated amortization are not readily available.
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
The following table illustrates the amounts outstanding for deposits $100,000 and greater at June 30, 2010 according to the time remaining to maturity. Included in the Certificates of Deposit are brokered deposits of $504,399,000, of which $395,685,000 are issued through the Certificate of Deposit Account Registry System. Included in the Demand Deposits are brokered deposits of $142,253,000.

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$433,687	1,699,321	2,133,008
Three months to six months	280,875	—	280,875
Seven months to twelve months	185,349	—	185,349
Over twelve months	119,816	—	119,816

Totals	$1,019,727	1,699,321	2,719,048

7)	Advances and Other Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements and borrowings through the FRB:

	As of and	As of and	As of and
	for the Six	for the	for the Six
	Months ended	Year ended	Months ended
(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
FHLB advances
Amount outstanding at end of period	$529,982	790,367	613,478
Average balance	$717,628	473,038	352,183
Maximum outstanding at any month-end	$807,644	790,367	613,478
Weighted average interest rate	1.34%	1.68%	2.10%

Repurchase agreements
Amount outstanding at end of period	$224,397	212,506	180,779
Average balance	$222,371	204,503	191,388
Maximum outstanding at any month-end	$242,110	234,914	199,669
Weighted average interest rate	0.74%	0.98%	1.06%

Federal Reserve Bank discount window
Amount outstanding at end of period	$—	225,000	587,000
Average balance	$71,851	658,262	891,558
Maximum outstanding at any month-end	$235,000	1,005,000	1,005,000
Weighted average interest rate	0.25%	0.26%	0.27%

Total FHLB advances, repurchase agreements, and Federal Reserve Bank discount window
Amount outstanding at end of period	$754,379	1,227,873	1,381,257
Average balance	$1,011,850	1,335,803	1,435,129
Maximum outstanding at any month-end	$1,284,754	2,030,281	1,818,147
Weighted average interest rate	1.13%	0.87%	0.82%

8)	Stockholders’ Equity
The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2010.

	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$845,748	845,748	845,748
Less:
Goodwill and intangibles	(152,133)	(152,133)	(152,133)
Accumulated other comprehensive
unrealized gain on AFS securities	(8,793)	(8,793)	(8,793)
Plus:
Allowance for loan and lease losses	—	58,296	—
Unrealized gain on AFS securities	—	1	—
Subordinated debentures	124,500	124,500	124,500

Regulatory capital	$809,322	867,619	809,322

Risk weighted assets	$4,580,391	4,580,391

Total adjusted average assets			$6,118,846

Capital as % of risk weighted assets	17.67%	18.94%	13.23%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	11.67%	8.94%	8.23%

9)	Earnings Per Share
Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.
The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Net earnings available to common stockholders, basic and diluted	$13,222,000	10,652,000	23,292,000	26,431,000

Average outstanding shares — basic	71,913,102	61,515,946	67,363,476	61,489,422
Add: dilutive stock options	1,792	2,343	901	3,844

Average outstanding shares — diluted	71,914,894	61,518,289	67,364,377	61,493,266

Basic earnings per share	$0.19	0.17	0.35	0.43

Diluted earnings per share	$0.19	0.17	0.35	0.43

There were approximately 1,861,188 and 2,399,487 average shares excluded from the diluted average outstanding share calculation for the three months ended June 30, 2010 and 2009, respectively, due to the option exercise price exceeding the market price.
10)	Comprehensive Income
The Company’s only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net earnings	$13,222	10,652	23,292	26,431

Unrealized holding gain (loss) arising during the period	5,635	7,687	15,588	(1,866)
Tax (expense) benefit	(2,209)	(3,012)	(6,109)	727

Net after tax	3,426	4,675	9,479	(1,139)
Reclassification adjustment for gains included in net earnings	(242)	—	(556)	—
Tax expense	95	—	218	—

Net after tax	(147)	—	(338)	—

Net unrealized gain (loss) on securities	3,279	4,675	9,141	(1,139)

Total comprehensive income	$16,501	15,327	32,433	25,292

11)	Federal and State Income Taxes
The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First National have operations in Wyoming and Mountain has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of June 30, 2010:

Years ended December 31,
Federal	2006, 2007 and 2008
Montana	2003, 2004, 2005, 2006, 2007 and 2008
Idaho	2003, 2004, 2005, 2006, 2007 and 2008
Colorado	2005, 2006, 2007 and 2008
Utah	2006, 2007 and 2008

During 2010 and 2009, the Company made investments in CDE’s which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has made investments in LIHTC’s which are indirect Federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company invests in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits until the bonds mature. The federal income tax credits on the bonds are subject to federal and state income tax. Following is a list of expected federal income tax credits to be received in the years indicated.

	New	Low-Income	Investment
Years ended	Markets	Housing	Securities
(Dollars in thousands)	Tax Credits	Tax Credits	Tax Credits	Total
2010	$2,000	337	916	3,253
2011	2,000	785	970	3,755
2012	2,306	785	970	4,061
2013	2,400	785	970	4,155
2014	2,400	785	970	4,155
Thereafter	2,964	3,324	8,349	14,637

	$14,070	6,801	13,145	34,016

The Company determined its unrecognized tax benefit to be $0 and $113,000 as of June 30, 2010 and 2009, respectively. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the six months ended June 30, 2010 and 2009, the Company did not recognize interest expense or penalties with respect to income tax liabilities. The Company had approximately $0 and $20,000 accrued for the payment of interest at June 30, 2010 and 2009, respectively. The Company had no accrued liabilities for the payment of penalties at June 30, 2010 and 2009.
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
The following schedules provide selected financial data for the Company’s operating segments:

	Three months ended and as of June 30, 2010
		Mountain	First					First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley	National
External revenues	$18,969	22,183	13,097	7,753	8,811	5,099	5,798	3,659
Intersegment revenues	48	19	20	30	123	1	40	14
Expenses	(16,407)	(21,759)	(10,057)	(6,919)	(6,686)	(4,397)	(3,921)	(3,180)

Net Earnings (Loss)	$2,610	443	3,060	864	2,248	703	1,917	493

Total Assets	$1,320,555	1,200,382	932,179	644,877	610,208	366,439	368,321	295,164

		First Bank	San				Total
	Citizens	of MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$4,608	2,472	2,688	43	56	—	95,236
Intersegment revenues	28	32	24	—	17,885	(18,264)	—
Expenses	(3,842)	(1,705)	(2,135)	(268)	(4,719)	3,981	(82,014)

Net Earnings (Loss)	$794	799	577	(225)	13,222	(14,283)	13,222

Total Assets	$271,190	193,806	204,815	19,856	985,895	(1,118,851)	6,294,836

	Three months ended and as of June 30, 2009
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley
External revenues	$20,283	23,859	13,332	8,470	9,055	5,522	5,777
Intersegment revenues	46	1	248	55	208	—	66
Expenses	(17,555)	(22,853)	(10,279)	(9,637)	(7,762)	(4,746)	(4,231)

Net Earnings (Loss)	$2,774	1,007	3,301	(1,112)	1,501	776	1,612

Total Assets	$1,217,302	1,266,555	831,352	588,480	541,763	332,505	291,021

		First Bank	San			Total
	Citizens	of MT	Juans	Parent	Eliminations	Consolidated
External revenues	$4,186	2,521	2,643	58	32	95,738
Intersegment revenues	2	—	—	14,990	(15,616)	—
Expenses	(3,591)	(1,844)	(2,193)	(4,396)	4,001	(85,086)

Net Earnings (Loss)	$597	677	450	10,652	(11,583)	10,652

Total Assets	$243,830	176,222	177,850	825,575	(854,031)	5,638,424

	Six Months ended and as of June 30, 2010
		Mountain	First					First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley	National
External revenues	$37,704	41,133	25,653	15,729	16,939	9,935	10,890	7,699
Intersegment revenues	96	38	38	121	255	1	76	22
Expenses	(34,142)	(40,243)	(20,217)	(13,420)	(13,003)	(8,901)	(7,552)	(6,856)

Net Earnings (Loss)	$3,658	928	5,474	2,430	4,191	1,035	3,414	865

Total Assets	$1,320,555	1,200,382	932,179	644,877	610,208	366,439	368,321	295,164

		First Bank	San				Total
	Citizens	of MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$8,756	4,892	5,325	43	119	—	184,817
Intersegment revenues	28	82	24	—	32,521	(33,302)	—
Expenses	(7,412)	(3,396)	(4,596)	(268)	(9,348)	7,829	(161,525)

Net Earnings (Loss)	$1,372	1,578	753	(225)	23,292	(25,473)	23,292

Total Assets	$271,190	193,806	204,815	19,856	985,895	(1,118,851)	6,294,836

	Six Months ended and as of June 30, 2009
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley
External revenues	$41,022	45,239	26,644	16,781	17,994	11,168	11,474
Intersegment revenues	93	1	555	126	371	—	85
Expenses	(33,766)	(43,043)	(20,391)	(16,940)	(14,811)	(9,284)	(8,277)

Net Earnings (Loss)	$7,349	2,197	6,808	(33)	3,554	1,884	3,282

Total Assets	$1,217,302	1,266,555	831,352	588,480	541,763	332,505	291,021

		First Bank	San			Total
	Citizens	of MT	Juans	Parent	Eliminations	Consolidated
External revenues	$8,105	4,933	5,171	116	—	188,647
Intersegment revenues	2	—	—	35,242	(36,475)	—
Expenses	(6,910)	(3,611)	(4,306)	(8,927)	8,050	(162,216)

Net Earnings (Loss)	$1,197	1,322	865	26,431	(28,425)	26,431

Total Assets	$243,830	176,222	177,850	825,575	(854,031)	5,638,424

13)	Fair Value Measurement
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

The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period ended June 30, 2010.
Investment securities – fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.
The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended June 30, 2010:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$214	—	214	—
Government sponsored enterprises	42,683	—	42,683	—
State and local governments and other issues	528,166	—	528,166	—
Collateralized debt obligations	8,828	—	—	8,828
Residential mortgage-backed securities	1,098,432	—	1,096,540	1,892

Total financial assets	$1,678,323	—	1,667,603	10,720

The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended June 30, 2009:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$207	—	207	—
Government sponsored enterprises	291	—	291	—
State and local governments and other issues	466,382	—	466,107	275
Collateralized debt obligations	9,972	—	—	9,972
Residential mortgage-backed securities	455,820	—	450,567	5,253

Total financial assets	$932,672	—	917,172	15,500

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month periods ended June 30, 2010 and 2009.

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains included in other comprehensive income	3,147	—	2,366	781
Amortization, accretion and principal payments	(327)	—	(327)	—
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of June 30, 2010	$10,720	—	8,828	1,892

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2008	$23,421	284	15,540	7,597
Total unrealized gains included in other comprehensive income	(7,295)	—	(5,408)	(1,887)
Amortization, accretion and principal payments	(887)	(9)	(160)	(718)
Purchases	261	—	—	261

Balance as of June 30, 2009	$15,500	275	9,972	5,253

The change in unrealized gains related to available-for-sale securities is reported in the accumulated other comprehensive income (loss). A state and local government security was transferred out of Level 3 and into Level 2 during the first quarter 2010 as a result of third party pricing being obtained and expected to be obtained in future quarters, whereas third party pricing was unavailable prior to first quarter 2010 for such security and there was a greater reliance on unobservable inputs for fair value.
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the period ended June 30, 2010.
Other real estate owned – real estate and other assets owned are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy.
Collateral-dependent impaired loans, net of ALLL – loans included in the Company’s financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired in accordance with FASB ASC Topic 310, Receivables. Estimated fair value of collateral-dependent impaired loans is based on the fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The following schedule discloses the major class of assets with a recorded change in the financial statements resulting from re-measuring the assets at fair value on a non-recurring basis for the periods ended June 30, 2010 and 2009:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$3,694	—	—	3,694
Collateral-dependent impaired loans, net of allowance for loan and lease losses	49,162	—	—	49,162

Total financial assets	$52,856	—	—	52,856

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$6,883	—	—	6,883
Collateral-dependent impaired loans, net of allowance for loan and lease losses	42,015	—	—	42,015

Total financial assets	$48,898	—	—	48,898

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
Loans receivable, net of ALLL – fair value for unimpaired loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. Impaired loans are primarily collateral-dependent and the estimated fair value is based on the fair value of the collateral.
Financial Liabilities
The estimated fair value of accrued interest payable is the book value of such financial liabilities.
Deposits – fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.
Advances from FHLB – fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

Repurchase agreements and other borrowed funds – fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.
Subordinated debentures – fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics.
Off-balance sheet financial instruments – commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value. The Company has immaterial off-balance sheet financial instruments.
The following presents the carrying amounts and estimated fair values in accordance with FASB ASC Topic 825, Financial Instruments, as of June 30, 2010:

	June 30, 2010		June 30, 2009
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$168,468	168,468	187,786	187,786
Investment securities	1,678,949	1,678,949	933,136	933,136
FHLB and FRB stock	64,319	64,319	61,011	61,011
Loans receivable, net of allowance for loan and lease losses	3,890,504	3,880,395	4,031,385	4,036,828
Accrued interest receivable	29,973	29,973	30,346	30,346

Total financial assets	$5,832,213	5,822,104	5,243,664	5,249,107

Financial liabilities
Deposits	$4,510,116	4,521,182	3,386,443	3,397,205
Federal Home Loan Bank advances	529,982	542,390	613,478	618,812
Federal Reserve Bank discount window	—	—	587,000	587,000
Repurchase agreements and other borrowed funds	234,460	234,472	197,971	197,993
Subordinated debentures	125,060	74,488	120,157	65,987
Accrued interest payable	8,300	8,300	8,421	8,421

Total financial liabilities	$5,407,918	5,380,832	4,913,470	4,875,418

14)	Rate/Volume Analysis
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

	Six Months ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(2,513)	(2,445)	(4,958)
Commercial loans	(412)	(1,476)	(1,888)
Consumer and other loans	(343)	(778)	(1,121)
Investment securities	15,900	(10,669)	5,231

Total interest income	12,632	(15,368)	(2,736)

Interest expense
NOW accounts	377	5	382
Savings accounts	79	(208)	(129)
Money market demand accounts	430	(991)	(561)
Certificate accounts	2,113	(4,394)	(2,281)
Wholesale deposits	5,261	(3,686)	1,575
FHLB advances	3,810	(2,716)	1,094
Repurchase agreements and other borrowed funds	(3,776)	2,236	(1,540)

Total interest expense	8,294	(9,754)	(1,460)

Net interest income	$4,338	(5,614)	(1,276)

15)	Average Balance Sheet
The following schedule provides (i) the total dollar amount of interest and dividend income of the Company for earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest and dividend income and interest rate spread; and (iv) net interest margin and net interest margin (tax-equivalent). Non-accrual loans are included in the average balance of the loans.

	Three Months ended 6/30/10			Six Months ended 6/30/10
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets
Residential real estate loans	$768,174	11,421	5.95%	$775,634	23,254	6.00%
Commercial loans	2,588,734	37,003	5.73%	2,590,621	73,675	5.73%
Consumer and other loans	695,835	10,720	6.18%	693,525	21,360	6.21%

Total loans	4,052,743	59,144	5.85%	4,059,780	118,289	5.88%
Tax-exempt investment securities [1]	473,222	5,870	4.96%	466,530	11,438	4.90%
Taxable investment securities [2]	1,294,892	8,804	2.72%	1,238,682	17,489	2.82%

Total earning assets	5,820,857	73,818	5.09%	5,764,992	147,216	5.15%

Goodwill and intangibles	159,039			159,443
Non-earning assets	291,083			279,947

Total assets	$6,270,979			$6,204,382

Liabilities
NOW accounts	$714,714	673	0.38%	$715,472	1,406	0.40%
Savings accounts	341,882	189	0.22%	336,807	393	0.24%
Money market demand accounts	847,712	1,962	0.93%	829,746	3,925	0.95%
Certificate accounts	1,080,561	5,183	1.92%	1,076,479	10,594	1.98%
Wholesale deposits [3]	602,342	1,215	0.81%	488,388	2,235	0.92%
FHLB advances	634,182	2,454	1.55%	717,628	4,765	1.34%
Securities sold under agreements to repurchase and other borrowed funds	352,840	2,073	2.36%	429,973	4,315	2.02%

Total interest bearing liabilities	4,574,233	13,749	1.21%	4,594,493	27,633	1.21%

Non-interest bearing deposits	808,371			794,263
Other liabilities	39,645			35,545

Total liabilities	5,422,249			5,424,301

Stockholders’ Equity
Common stock	719			674
Paid-in capital	643,395			578,959
Retained earnings	196,250			194,954
Accumulated other comprehensive income	8,366			5,494

Total stockholders’ equity	848,730			780,081

Total liabilities and stockholders’ equity	$6,270,979			$6,204,382

Net Interest Income		$60,069			$119,583

Net Interest Spread			3.88%			3.94%
Net Interest Margin			4.14%			4.18%
Net Interest Margin (tax-equivalent)			4.35%			4.39%

[1]	Excludes tax effect of $5,064,000 and $2,599,000 on tax-exempt investment security income for the year-to-date and quarter ended June 30, 2010, respectively.

[2]	Excludes tax effect of $709,000 and $397,000 on investment security tax credits for the year-to-date and quarter ended June 30, 2010, respectively.

[3]	Wholesale deposits include brokered deposits classified as NOW, money market demand, and CDs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — The three months ended June 30, 2010
Compared to March 31, 2010 and June 30, 2009
Performance Summary
The Company reported net earnings of $13.2 million for the second quarter of 2010, an increase of $2.6 million, or 24 percent, from the $10.7 million net earnings reported for the second quarter of 2009. Included in this increase was a pre-tax gain of $1.8 million from the sale of Mountain West’s merchant card servicing portfolio. The diluted earnings per share of $0.19 for the quarter represented a 12 percent increase from the diluted earnings per share of $0.17 for the same quarter of 2009. Annualized return on average assets and return on average equity for the second quarter were 0.85 percent and 6.25 percent, respectively, which compares with prior year returns for the second quarter of 0.77 percent and 6.18 percent, respectively.
Revenue Summary

	Three Months ended
	June 30,	March 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2010	2009
Net interest income
Interest income	$73,818	73,398	74,420
Interest expense	13,749	13,884	13,939

Total net interest income	60,069	59,514	60,481

Non-interest income
Service charges, loan fees, and other fees	11,900	10,646	11,377
Gain on sale of loans	6,133	3,891	9,071
Gain on sale of investments	242	314	—
Other income	3,143	1,332	870

Total non-interest income	21,418	16,183	21,318

	$81,487	75,697	81,799

Net interest margin (tax-equivalent)	4.35%	4.43%	4.87%

	$ Change from	$ Change from	% Change from	% Change from
	March 31,	June 30,	March 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2010	2009
Net interest income
Interest income	$420	(602)	1%	-1%
Interest expense	(135)	(190)	-1%	-1%

Total net interest income	555	(412)	1%	-1%

Non-interest income
Service charges, loan fees, and other fees	1,254	523	12%	5%
Gain on sale of loans	2,242	(2,938)	58%	-32%
Gain on sale of investments	(72)	242	-23%	n/m
Other income	1,811	2,273	136%	261%

Total non-interest income	5,235	100	32%	0%

	$5,790	(312)	8%	0%

n/m — not measurable

Net Interest Income
Net interest income for the current quarter increased $555 thousand and decreased $412 thousand over prior year’s quarter. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.35 percent which is 8 basis points lower than the 4.43 percent for the prior quarter and included a 4 basis points reduction from the reversal of interest on non-accrual loans. The net interest margin for the current quarter is 52 basis points lower than the 4.87 percent result for the second quarter of 2009.
Non-interest Income
Non-interest income for the quarter totaled $21.4 million, an increase of $5.2 million over the prior quarter and $100 thousand over the same quarter as last year. Fee income of $11.9 million increased $1.3 million, or 12 percent, during the quarter primarily from an increase in debit card income. This compares to an increase of $523 thousand, or 5 percent, over the same period last year. Gain on sale of loans increased $2.2 million, or 58 percent, over the prior quarter as a reduction in mortgage interest rates during the second quarter led to an increase in loan origination volume. Gain on sale of loans decreased $2.9 million, or 32 percent, over the same period last year, primarily the result of a significant reduction in re-finance activity and a slowing of residential loans originated and sold in the secondary market. Net gain on sale of investments was $242 thousand for the current quarter 2010 compared to $314 thousand for the previous quarter. Other income of $3.1 million for the current quarter is an increase of $1.8 million and $2.3 million from prior quarter and prior year second quarter, respectively, of which $1.8 million relates to the current quarter sale of Mountain West’s merchant card servicing portfolio.
Non-interest Expense

	Three Months ended
	June 30,	March 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2010	2009
Compensation and employee benefits	$21,652	21,356	20,710
Occupancy and equipment expense	5,988	5,948	5,611
Advertising and promotions	1,644	1,592	1,722
Outsourced data processing	761	694	680
Core deposit intangibles amortization	801	820	762
Other real estate owned expense	7,373	2,318	2,321
Federal Deposit Insurance Corporation premiums	2,165	2,200	3,832
Other expenses	7,852	7,033	7,325

Total non-interest expense	$48,236	41,961	42,963

	$ Change from	$ Change from	% Change from	% Change from
	March 31,	June 30,	March 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2010	2009
Compensation and employee benefits	$296	942	1%	5%
Occupancy and equipment expense	40	377	1%	7%
Advertising and promotions	52	(78)	3%	-5%
Outsourced data processing	67	81	10%	12%
Core deposit intangibles amortization	(19)	39	-2%	5%
Other real estate owned expense	5,055	5,052	218%	218%
Federal Deposit Insurance Corporation premiums	(35)	(1,667)	-2%	-44%
Other expenses	819	527	12%	7%

Total non-interest expense	$6,275	5,273	15%	12%

Non-interest expense of $48.2 million for the quarter increased by $6.3 million, or 15 percent, from the prior quarter and increased $5.3 million, or 12 percent, from the prior year second quarter. Compensation and employee benefits of $21.7 million increased only $296 thousand, or 1 percent, from the previous quarter and $942 thousand, or 5 percent, from the prior year second quarter which is due to the addition of First National employees. The number of full-time equivalent employees increased from 1,651 to 1,654 during the quarter, and increased from 1,597 since the end of the 2009 second quarter.
Occupancy and equipment expense increased $40 thousand, or 1 percent, from the prior quarter and increased $377 thousand, or 7 percent, from the prior year second quarter. Advertising and promotion expense increased $52 thousand, or 3 percent, from prior quarter and decreased $78 thousand, or 5 percent, from the second quarter of 2009. Other real estate owned expenses increased $5.1 million, or 218 percent, from prior quarter and increased $5.1 million, or 218 percent, from the prior year. The current quarter other real estate owned expense of $7.4 million included $1.5 million of operating expenses, $2.9 million of fair value write-downs, and $3.0 million of loss on sale of other real estate owned. The other real estate owned expenses have increased as the Company moves to aggressively dispose of problem assets and other real estate owned. Federal Deposit Insurance Corporation (“FDIC”) premiums decreased $1.7 million, or 44 percent, from the prior year second quarter which included a FDIC special assessment. Other expenses increased $819 thousand, or 12 percent, from the prior quarter and increased $527 thousand, or 7 percent, from the prior year second quarter.
The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 59 percent for the quarter, compared to 53 percent for the 2009 second quarter. The increase in the efficiency ratio from the prior year is the result of the increase in other expenses primarily from other real estate owned expenses, losses and write-downs.
Provision for Loan Losses
The current quarter provision for loan loss expense was $17.2 million, a decrease of $3.7 million from prior quarter and a decrease of $7.9 million from the same quarter in 2009. Net charged-off loans for the current quarter were $19.2 million compared to $20.2 million for the prior quarter and $11.5 million for the same quarter in 2009.
The determination of the allowance for loan and lease losses (“ALLL” or “Allowance”) and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in “Additional Management’s Discussion and Analysis” — Allowance for Loan and Lease Losses.

Results of Operations — The six months ended June 30, 2010
Compared to the six months ended June 30, 2009
Performance Summary
Net earnings for the six months ended June 30, 2010 were $23.3 million, which is a decrease of $3.1 million or 12 percent, over the prior year. Diluted earnings per share of $0.35 is a decrease of 19 percent over $0.43 earned in the first half of 2009.
Revenue Summary

	Six Months ended
	June 30,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	$ Change	% Change
Net interest income
Interest income	$147,216	$149,952	$(2,736)	-2%
Interest expense	27,633	29,093	(1,460)	-5%

Total net interest income	119,583	120,859	(1,276)	-1%

Non-interest income
Service charges, loan fees, and other fees	22,546	21,556	990	5%
Gain on sale of loans	10,024	15,221	(5,197)	-34%
Gain on sale of investments	556	—	556	n/m
Other income	4,475	1,918	2,557	133%

Total non-interest income	37,601	38,695	(1,094)	-3%

	$157,184	$159,554	$(2,370)	-1%

Net interest margin (tax-equivalent)	4.39%	4.90%

Net Interest Income
Net interest income for the six month period decreased $1.3 million, or 1 percent, over the same period in 2009. Total interest income decreased $2.7 million, or 2 percent, while total interest expense decreased $1.5 million, or 5 percent. The decrease in interest income is due to a lower yield and volume of loans coupled with an increase in lower yielding investment securities. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased 51 basis points from 4.90 percent for 2009 to 4.39 percent for 2010.
Non-interest Income
Non-interest income decreased $1.1 million over the same period in 2009. Fee income for the first half of 2010 has increased $990 thousand, or 5 percent, compared to prior year primarily from an increase in debit card income. Gain on sale of loans decreased $5.2 million, or 34 percent, over the first six months of last year, primarily the result of a significant reduction in re-finance activity and a slowing of residential loans originated and sold in the secondary market. Other income increased $2.6 million over the same period in 2009, of which $1.8 million relates to the current quarter sale of Mountain West’s merchant card servicing portfolio.

Non-interest Expense

	Six Months ended
	June 30,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	$ Change	% Change
Compensation and employee benefits	$43,008	$42,654	$354	1%
Occupancy and equipment expense	11,936	11,506	430	4%
Advertising and promotions	3,236	3,446	(210)	-6%
Outsourced data processing	1,455	1,351	104	8%
Core deposit intangibles amortization	1,621	1,536	85	6%
Other real estate owned expense	9,691	2,841	6,850	241%
Federal Deposit Insurance Corporation premiums	4,365	5,000	(635)	-13%
Other expenses	14,885	14,255	630	4%

Total non-interest expense	$90,197	$82,589	$7,608	9%

Non-interest expense for the first six month of 2010 increased by $7.6 million, or 9 percent, from the same period prior year. Compensation and employee benefits increased $354 thousand, or 1 percent, from 2009. Occupancy and equipment expense increased $430 thousand, or 4 percent, reflecting the cost of additional locations and facility upgrades. Advertising and promotion expense decreased by $210 thousand, or 6 percent, from 2009. Other real estate owned expense increased $6.9 million, or 241 percent, from the prior first six months. The other real estate owned expenses for the first six months of 2010 of $9.7 million included $2.2 million of operating expenses, $3.3 million of fair value write-downs, and $4.2 of loss on sale of other real estate owned. FDIC premiums decreased $635 thousand, or 13 percent, from the prior year first six months which included a special assessment of $2.5 million. Other expense increased $630 thousand, or 4 percent, from the prior year.
The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 57 percent for the first six months of 2010, compared to 52 percent for the same period in 2009. The increase in the efficiency ratio from the prior year is the result of the increase in other expenses primarily from other real estate owned expenses, losses and write-downs.
Provision for Loan Losses
The provision for loan loss expense was $38.2 million for the first six months of 2010, a decrease of $2.7 million, or 7 percent, from the same period in 2009. Net charged-off loans during the six months ended June 30, 2010 was $39.4 million, an increase of $19.2 million from the same period in 2009.

Financial Condition Analysis
Assets

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2009	2009	2009
Cash on hand and in banks	$95,603	120,731	100,773	(25,128)	(5,170)
Investments, interest bearing deposits, FHLB stock, FRB stock, and fed funds	1,816,133	1,596,238	1,081,160	219,895	734,973
Loans
Residential real estate	764,286	797,626	836,917	(33,340)	(72,631)
Commercial	2,570,140	2,613,218	2,591,149	(43,078)	(21,009)
Consumer and other	697,743	719,401	700,693	(21,658)	(2,950)

Loans receivable, gross	4,032,169	4,130,245	4,128,759	(98,076)	(96,590)
Allowance for loan and lease losses	(141,665)	(142,927)	(97,374)	1,262	(44,291)

Loans receivable, net	3,890,504	3,987,318	4,031,385	(96,814)	(140,881)

Other assets	492,596	487,508	425,106	5,088	67,490

Total assets	$6,294,836	6,191,795	5,638,424	103,041	656,412

Total assets at June 30 2010 were $6.295 billion, which is $103 million, or 2 percent, greater than total assets of $6.192 billion at December 31, 2009. Total assets increased $656 million, or 12 percent, from June 30, 2009, of which $272 million, including $161 million in loans, related to the acquisition of First National in October 2009.
Investment securities, including interest bearing deposits, FHLB and FRB stock, and federal funds sold, have increased $220 million, or 14 percent, from December 31, 2009 and increased $735 million, or 68 percent, from June 30, 2009. The Company continues to purchase investment securities as loan originations slow, such purchases are predominately mortgage-backed securities issued by Freddie Mac and Fannie Mae with short weighted average lives. The Company continues to be very selective in its purchases of tax-exempt investment securities. Investment securities represent 29 percent of total assets at June 30, 2010 versus 19 percent of total assets at June 30, 2009.
At June 30, 2010, gross loans were $4.032 billion, a decrease of $98 million over gross loans of $4.130 billion at December 31, 2009. Excluding net charge-offs of $39 million and loans transferred to other real estate of $46 million, loans decreased $13 million, or 1 percent annualized, from December 31, 2009.
Liabilities

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2009	2009	2009
Non-interest bearing deposits	$852,121	810,550	754,844	41,571	97,277
Interest bearing deposits	3,657,995	3,289,602	2,631,599	368,393	1,026,396
Federal Home Loan Bank advances	529,982	790,367	613,478	(260,385)	(83,496)
Federal Reserve Bank discount window	—	225,000	587,000	(225,000)	(587,000)
Securities sold under agreements to repurchase and other borrowed funds	234,460	226,251	197,971	8,209	36,489
Other liabilities	49,470	39,147	43,711	10,323	5,759
Subordinated debentures	125,060	124,988	120,157	72	4,903

Total liabilities	$5,449,088	5,505,905	4,948,760	(56,817)	500,328

As of June 30, 2010, non-interest bearing deposits increased $42 million, or 10 percent annualized, since December 31, 2009 and increased $97 million, or 13 percent, since June 30, 2009. Interest bearing deposits of $3.658 billion at June 30, 2010 includes $414 million issued through the Certificate of Deposit Account Registry System. Interest bearing deposits increased $368 million, or 22 percent annualized, from December 31, 2009 and $1.026 billion, or 39 percent from June 30, 2009. The increase in interest bearing deposits from December 31, 2009 and June 30, 2009 includes $308 million and $507 million, respectively, from wholesale deposits. The increase in non-interest bearing deposits and interest bearing deposits from June 30, 2009 includes $39 million and $197 million, respectively, from the First National acquisition.
As a result of the deposit growth, borrowings overall have been reduced. FHLB advances decreased $260 million, or 33 percent, from December 31, 2009 and decreased $83 million, or 14 percent, from June 30, 2009. There were no Federal Reserve Bank borrowings through the Term Auction Facility program (“TAF”) at June 30, 2010 due to cessation of the TAF program by the Federal Reserve. TAF borrowings totaled $225 million at December 31, 2009 and $587 million at June 30, 2009. Repurchase agreements and other borrowed funds were $234 million at June 30, 2010, an increase of $8 million from December 31, 2009 and an increase of $36 million from June 30, 2009.
Stockholders’ Equity

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
Unaudited - Dollars in thousands, except per share data)	2010	2009	2009	2009	2009
Common equity	$836,955	686,238	692,046	150,717	144,909
Accumulated other comprehensive gain (loss)	8,793	(348)	(2,382)	9,141	11,175

Total stockholders’ equity	845,748	685,890	689,664	159,858	156,084
Goodwill and core deposit intangible, net	(158,575)	(160,196)	(157,736)	1,621	(839)

Tangible stockholders’ equity	$687,173	525,694	531,928	161,479	155,245

Stockholders’ equity to total assets	13.44%	11.08%	12.23%
Tangible stockholders’ equity to total tangible assets	11.20%	8.72%	9.71%
Book value per common share	$11.76	11.13	11.21	0.63	0.55
Tangible book value per common share	$9.56	8.53	8.65	1.03	0.91
Market price per share at end of year	$14.67	13.72	14.77	0.95	(0.10)
Total stockholders’ equity and book value per share increased $156 million and $0.55 per share, respectively, from June 30, 2009, such increases largely the result of the $146 million in net proceeds from the Company’s March equity offering of 10.291 million shares. Tangible stockholders’ equity has increased $155 million, or 29 percent, since June 30, 2009, with tangible stockholders’ equity to tangible assets at 11.20 percent and 9.71 percent as of June 30, 2010 and June 30, 2009, respectively. Accumulated other comprehensive income (loss), representing net unrealized gains or losses (net of tax) on investment securities, increased $9.1 million since December 31, 2009 and $11.2 million from June 30, 2009.
On June 30, 2010, the board of directors declared a cash dividend of $0.13 per share, payable July 22, 2010 to shareholders of record on July 13, 2010. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality and general economic conditions.

Additional Management’s Discussion and Analysis
Loan Portfolio
The following tables summarize selected information by regulatory classification on the Company’s loan portfolio:

	Loans Receivable, Gross by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09
Glacier	$893,809	942,254	965,399	-5%	-7%
Mountain West	916,582	957,451	989,371	-4%	-7%
First Security	577,795	566,713	581,908	2%	-1%
1st Bank	283,825	296,913	314,755	-4%	-10%
Western	316,893	323,375	349,150	-2%	-9%
Big Sky	266,540	270,970	285,515	-2%	-7%
Valley	194,521	187,283	195,662	4%	-1%
First National	152,970	153,058	—	0%	n/m
Citizens	168,406	166,049	169,507	1%	-1%
First Bank-MT	116,920	117,017	125,184	0%	-7%
San Juans	147,721	149,162	152,308	-1%	-3%
Eliminations	(3,813)	—	—	n/m	n/m

Total	$4,032,169	4,130,245	4,128,759	-2%	-2%

	Land, Lot and Other Construction Loans by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09
Glacier	$150,723	165,734	196,140	-9%	-23%
Mountain West	190,060	217,078	254,625	-12%	-25%
First Security	78,218	71,404	83,013	10%	-6%
1st Bank	30,800	36,888	41,784	-17%	-26%
Western	31,056	32,045	38,554	-3%	-19%
Big Sky	64,739	71,365	74,240	-9%	-13%
Valley	13,622	14,704	17,140	-7%	-21%
First National	13,184	10,247	—	29%	n/m
Citizens	13,034	13,263	22,145	-2%	-41%
First Bank-MT	808	1,010	5,208	-20%	-84%
San Juans	32,286	39,621	33,923	-19%	-5%

Total	$618,530	673,359	766,772	-8%	-19%

	Land, Lot and Other Construction Loans by Bank, by Type at 6/30/10
		Consumer		Developed	Commercial
	Land	Land or	Unimproved	Lots for	Developed	Other
(Dollars in thousands)	Development	Lot	Land	Operative Builders	Lot	Construction
Glacier	$62,805	30,739	30,565	9,198	17,416	—
Mountain West	49,542	68,580	20,511	25,500	8,775	17,152
First Security	28,358	7,079	24,114	4,685	502	13,480
1st Bank	8,130	11,636	4,007	221	2,536	4,270
Western	15,669	6,129	4,805	587	2,022	1,844
Big Sky	21,563	17,856	10,115	1,192	2,546	11,467
Valley	2,273	5,582	1,225	106	3,310	1,126
First National	2,464	3,622	1,469	578	2,159	2,892
Citizens	2,934	2,517	2,602	50	660	4,271
First Bank-MT	—	57	751	—	—	—
San Juans	4,125	17,033	2,216	—	8,211	701

Total	$197,863	170,830	102,380	42,117	48,137	57,203

						Custom &
	Residential Construction Loans by Bank, by Type			% Change	% Change	Owner	Pre-Sold
	Balance	Balance	Balance	from	from	Occupied	& Spec
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09	6/30/10	6/30/10
Glacier	$45,722	57,183	79,887	-20%	-43%	$8,799	36,923
Mountain West	23,997	57,437	80,356	-58%	-70%	6,614	17,383
First Security	14,600	19,664	17,991	-26%	-19%	5,911	8,689
1st Bank	12,272	17,633	23,080	-30%	-47%	8,419	3,853
Western	1,795	2,245	3,399	-20%	-47%	1,136	659
Big Sky	16,875	20,679	31,421	-18%	-46%	790	16,085
Valley	5,595	5,170	5,267	8%	6%	4,369	1,226
First National	2,607	2,612	—	0%	n/m	1,290	1,317
Citizens	10,994	13,211	17,106	-17%	-36%	5,247	5,747
First Bank-MT	178	234	—	-24%	n/m	178	—
San Juans	7,095	13,811	12,898	-49%	-45%	6,286	809

Total	$141,730	209,879	271,405	-32%	-48%	$49,039	92,691

	Single Family Residential Loans by Bank, by Type			% Change	% Change	1st	Junior
	Balance	Balance	Balance	from	from	Lien	Lien
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09	6/30/10	6/30/10
Glacier	$187,625	204,789	201,281	-8%	-7%	$165,262	22,363
Mountain West	296,102	278,158	282,957	6%	5%	255,884	40,218
First Security	86,963	82,141	86,958	6%	0%	73,355	13,608
1st Bank	59,292	65,555	65,365	-10%	-9%	54,750	4,542
Western	47,532	50,502	59,511	-6%	-20%	45,525	2,007
Big Sky	32,216	33,308	32,473	-3%	-1%	28,272	3,944
Valley	66,055	66,644	71,680	-1%	-8%	54,529	11,526
First National	15,080	19,239	—	-22%	n/m	11,530	3,550
Citizens	20,039	20,937	18,096	-4%	11%	17,851	2,188
First Bank-MT	9,818	10,003	11,231	-2%	-13%	8,515	1,303
San Juans	30,153	22,811	25,574	32%	18%	28,804	1,349

Total	$850,875	854,087	855,126	0%	0%	$744,277	106,598

	Commercial Real Estate Loans by Bank, by Type			% Change	% Change	Owner	Non-Owner
	Balance	Balance	Balance	from	from	Occupied	Occupied
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09	6/30/10	6/30/10
Glacier	$230,976	232,552	221,505	-1%	4%	$115,525	115,451
Mountain West	222,414	230,383	199,589	-3%	11%	147,120	75,294
First Security	221,257	224,425	208,907	-1%	6%	146,676	74,581
1st Bank	64,158	64,008	69,999	0%	-8%	46,997	17,161
Western	105,377	107,173	103,434	-2%	2%	54,219	51,158
Big Sky	86,114	82,303	80,069	5%	8%	55,483	30,631
Valley	51,239	48,144	47,291	6%	8%	33,950	17,289
First National	28,808	26,703	—	8%	n/m	22,713	6,095
Citizens	58,507	55,660	53,425	5%	10%	44,609	13,898
First Bank-MT	17,254	18,827	17,057	-8%	1%	11,276	5,978
San Juans	52,423	47,838	55,952	10%	-6%	28,321	24,102

Total	$1,138,527	1,138,016	1,057,228	0%	8%	$706,889	431,638

	Consumer Loans by Bank, by Type			% Change	% Change	Home Equity	Other
	Balance	Balance	Balance	from	from	Line of Credit	Consumer
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	12/31/09	6/30/09	6/30/10	6/30/10
Glacier	$158,088	162,723	161,048	-3%	-2%	$142,223	15,865
Mountain West	72,284	71,702	71,042	1%	2%	62,744	9,540
First Security	77,140	78,345	80,574	-2%	-4%	50,333	26,807
1st Bank	41,985	46,455	46,583	-10%	-10%	16,322	25,663
Western	46,001	48,946	50,384	-6%	-9%	31,970	14,031
Big Sky	28,475	28,903	28,882	-1%	-1%	25,191	3,284
Valley	24,445	24,625	25,798	-1%	-5%	15,248	9,197
First National	26,263	27,320	—	-4%	n/m	16,772	9,491
Citizens	30,613	29,253	28,958	5%	6%	24,113	6,500
First Bank-MT	7,834	7,650	5,920	2%	32%	3,847	3,987
San Juans	14,463	14,189	14,618	2%	-1%	13,215	1,248

Total	$527,591	540,111	513,807	-2%	3%	$401,978	125,613

n/m — not measurable
Allowance for Loan and Lease Losses
Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary’s loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs. Although the Company and Banks continue to actively monitor economic trends, a softening of economic conditions combined with declines in the values of real estate that collateralize most of the Company’s loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.
The ALLL evaluation is well documented and approved by each bank subsidiary’s Board of Directors and reviewed by the parent company’s Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each bank subsidiary’s Board of Directors, the parent company’s Board of Directors, the internal audit department, independent credit reviewer and state and federal bank regulatory agencies.
At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The ALLL balance covers estimated credit losses on individually evaluated loans, including those which are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolios. Each of the Bank’s ALLL is considered adequate to absorb losses from any segment of its loan and lease portfolio.
The Company is committed to a conservative management of the credit risk within the loan and lease portfolios, including the early recognition of problem loans. The Company’s credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan and lease portfolios, semi-annual review of loans by industry, and periodic stress testing of the loans secured by real estate.

The Company’s model of eleven wholly-owned, independent community banks, each with its own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Unlike a traditional, single-bank holding company, the Company’s decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.
The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process, utilizing each of the Banks’ internal credit risk rating process, is necessary to support management’s evaluation of the ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management’s evaluation of the loan portfolio credit quality. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.
The Company considers the ALLL balance of $141.7 million adequate to cover inherent losses in the loan and lease portfolios as of June 30, 2010. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II, ITEM 1A. Risk Factors.”
The following table summarizes the allocation of the ALLL:

	June 30, 2010		December 31, 2009		June 30, 2009
	Allowance	Percent	Allowance	Percent	Allowance	Percent
	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in
(Unaudited - Dollars in thousands)	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category
Residential real estate	$12,400	19.0%	13,496	19.6%	8,790	20.3%
Commercial real estate	64,466	46.6%	66,791	45.9%	45,632	47.0%
Other commercial	41,884	17.1%	39,558	17.5%	26,871	15.7%
Consumer and other loans	22,915	17.3%	23,082	17.0%	16,081	17.0%

Totals	$141,665	100.0%	142,927	100.0%	97,374	100.0%

The following tables summarize the ALLL experience at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	Six Months ended	Year ended	Six Months ended
	June 30,	December 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2009
Balance at beginning of period	$142,927	76,739	76,739
Charge-offs
Residential real estate	(8,864)	(18,854)	(4,881)
Commercial loans	(28,935)	(35,077)	(14,002)
Consumer and other loans	(3,785)	(6,965)	(2,363)

Total charge-offs	(41,584)	(60,896)	(21,246)

Recoveries
Residential real estate	333	423	287
Commercial loans	1,627	1,636	504
Consumer and other loans	206	407	235

Total recoveries	2,166	2,466	1,026

Charge-offs, net of recoveries	(39,418)	(58,430)	(20,220)

Provision for loan losses	38,156	124,618	40,855

Balance at end of period	$141,665	142,927	97,374

Allowance for loan and lease losses as a percentage of total loan and leases	3.51%	3.46%	2.36%

Net charge-offs as a percentage of total loans	0.98%	1.42%	0.49%

					Provision for
				Provision for	the Year-to-Date	ALLL
	Allowance for Loan and Lease Losses			Year-to-Date	Ended 6/30/10	as a Percent
	Balance	Balance	Balance	Ended	Over Net	of Loans
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	6/30/10	Charge-Offs	6/30/10
Glacier	$37,817	38,978	28,765	15,300	0.9	4.23%
Mountain West	30,832	37,551	20,406	9,500	0.6	3.36%
First Security	20,252	18,242	13,078	4,400	1.8	3.51%
1st Bank	11,351	10,895	8,171	1,450	1.5	4.00%
Western	8,707	8,762	7,046	550	0.9	2.75%
Big Sky	11,511	10,536	6,852	2,900	1.5	4.32%
Valley	4,707	4,367	4,047	450	4.1	2.42%
First National	2,565	1,679	—	1,241	3.5	1.68%
Citizens	6,120	4,865	3,647	1,500	6.1	3.63%
First Bank — MT	3,067	2,904	2,405	265	2.6	2.62%
San Juans	4,736	4,148	2,957	600	50.0	3.21%

Total	$141,665	142,927	97,374	38,156	1.0	3.51%

	Net Charge-Offs, Year-to-Date Period Ending, By Bank
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	6/30/10	6/30/10
Glacier	$16,461	12,012	2,725	16,796	335
Mountain West	16,219	28,931	7,576	16,586	367
First Security	2,390	3,745	834	3,248	858
1st Bank	994	5,917	4,641	1,400	406
Western	605	1,500	1,416	682	77
Big Sky	1,925	4,896	2,580	1,981	56
Valley	110	414	134	117	7
First National	355	4	—	358	3
Citizens	245	656	174	250	5
First Bank-MT	102	26	—	104	2
San Juans	12	329	140	62	50

Total	$39,418	58,430	20,220	41,584	2,166

	Net Charge-Offs (Recoveries), Year-to-Date
	Period Ending, By Loan Type
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	6/30/10	6/30/10
Residential construction	$4,228	13,455	3,536	4,324	96
Land, lot and other construction	21,077	28,310	11,561	22,001	924
Commercial real estate	3,267	1,187	513	3,396	129
Commercial and industrial	3,192	3,610	1,396	3,744	552
1-4 family	4,998	7,242	1,960	5,218	220
Home equity lines of credit	2,302	2,357	581	2,324	22
Consumer	393	1,895	647	559	166
Other	(39)	374	26	18	57

Total	$39,418	58,430	20,220	41,584	2,166

The ALLL has decreased slightly during the first six months of 2010 compared to the large increases during 2009, primarily due to the slowing pace of the non-performing assets since December 31, 2009.
At June 30, 2010, the allowance for loan and lease losses was $141.7 million, an increase of $44.3 million, or 45 percent, from a year ago. The allowance was 3.51 percent of total loans outstanding at June 30, 2010, such percentage down slightly from the 3.53 percent at March 31, 2010, but substantially higher than the 2.36 percent at June 30, 2009. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision for loan loss expense.
The Banks’ charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at estimated fair value, less estimated cost to sell. Any write-down at the time of recording real estate owned is charged to the ALLL. Subsequent write-downs, if any, are charged to current expense.

Non-performing Assets
The following tables summarize information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	June 30,	December 31,	June 30,
(Unaudited - Dollars in thousands)	2010	2009	2009
Non-accrual loans
Residential real estate	$24,075	20,093	17,019
Commercial	160,058	168,328	93,305
Consumer and other	6,205	9,860	6,038

Total	190,338	198,281	116,362
Accruing loans 90 days or more overdue
Residential real estate	885	1,965	3,060
Commercial	1,953	1,311	6,219
Consumer and other	192	2,261	807

Total	3,030	5,537	10,086

Other real estate owned	64,419	57,320	47,424

Total non-performing loans and real estate and other assets owned	$257,787	261,138	173,872

Allowance for loan and lease losses as a percentage of non-performing assets	55%	55%	56%
Non-performing assets as a percentage of total subsidiary assets	4.01%	4.13%	3.06%

Accruing loans 30-89 days overdue	$36,487	87,491	62,637

Interest income [1]	$5,463	11,730	3,459

[1]	Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2010, year ended December 31, 2009 and six months ended June 30, 2009 had such loans performed pursuant to contractual terms.

				Non-	Accruing	Other
	Non-performing Assets, by Loan Type			Accruing	Loans 90 Days	Real Estate
	Balance	Balance	Balance	Loans	or More Overdue	Owned
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	6/30/10	6/30/10	6/30/10
Custom and owner occupied construction	$2,448	3,281	1,929	1,200	—	1,248
Pre-sold and spec construction	21,486	29,580	31,879	18,612	196	2,678
Land development	84,632	88,488	52,583	58,696	—	25,936
Consumer land or lots	12,475	10,120	7,696	8,059	307	4,109
Unimproved land	36,211	32,453	24,212	19,679	505	16,027
Developed lots for operative builders	9,788	11,565	5,690	7,609	—	2,179
Commercial lots	1,481	909	223	1,445	—	36
Other construction	3,485	—	20	3,485	—	—
Commercial real estate	35,354	32,300	14,561	29,280	927	5,147
Commercial and industrial	11,645	12,271	7,523	11,311	313	21
Agriculture loans	5,744	283	572	5,327	12	405
Municipal loans	—	—	—	—	—	—
1-4 family	26,648	30,868	20,953	20,198	607	5,843
Home equity lines of credit	5,453	6,234	4,730	4,805	100	548
Consumer	651	1,042	940	346	63	242
Other	286	1,744	361	286	—	—

Total	$257,787	261,138	173,872	190,338	3,030	64,419

					Non-Accrual &
	Accruing 30-89 Days Delinquent Loans and			Accruing	Accruing Loans	Other
	Non-Performing Assets, by Bank			30-89 Days	90 Days or	Real Estate
	Balance	Balance	Balance	Overdue	More Overdue	Owned
(Dollars in thousands)	6/30/10	12/31/09	6/30/09	6/30/10	6/30/10	6/30/10
Glacier	$75,527	97,666	72,590	5,615	64,436	5,476
Mountain West	68,613	109,187	51,813	2,870	63,583	2,160
First Security	57,039	59,351	48,267	14,167	29,703	13,169
1st Bank	19,833	21,117	20,642	3,799	5,209	10,825
Western	5,757	9,315	6,972	666	1,175	3,916
Big Sky	26,854	31,711	24,769	4,064	14,778	8,012
Valley	2,131	2,542	1,547	637	1,212	282
First National	10,135	9,290	—	1,167	8,968	—
Citizens	5,625	5,340	7,319	1,670	2,180	1,775
First Bank — MT	554	800	265	126	324	104
San Juans	3,902	2,310	2,325	1,706	1,800	396
GORE	18,304	—	—	—	—	18,304

Total	$294,274	348,629	236,509	36,487	193,368	64,419

The allowance was 55 percent of non-performing assets at June 30, 2010, the same percentage at the prior year end and down from 56 percent a year ago. Non-performing assets as a percentage of total subsidiary assets at June 30, 2010 were at 4.01 percent, down from 4.13 percent as of prior year end, and up from 3.06 percent at June 30, 2009. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.
Most of the Company’s non-performing assets are secured by real estate and, based on the most current information available to management, including updated appraisals where appropriate, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company.
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
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral dependent loans, impairment is measured by the fair value of the collateral less the cost to sell. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the six months ended June 30, 2010 and 2009 was not significant. Impaired loans were $216.9 million and $140.1 million as of June 30, 2010 and 2009, respectively. The ALLL includes valuation allowances of $15.2 million and $9.0 million specific to impaired loans as of June 30, 2010 and 2009, respectively.

A restructured loan is considered a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company’s troubled debt restructuring loans are considered impaired loans. The Company had troubled debt restructuring loans of $53.2 million as of June 30, 2010.
Income Tax Expense
Income tax expense for the six months ended June 30, 2010 and 2009 was $5.5 million and $9.7 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 19.2 percent and 26.8 percent, respectively. The primary reasons for the low and decreasing effective yields are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $11.4 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively. The net federal tax credits were $1.5 million and $275 thousand for the six months ended June 30, 2010 and 2009, respectively. The Company continues to invest in select municipal securities and various programs whereby the Company receives federal tax credits and therefore the Company expects to maintain a moderate amount of tax-exempt items. For additional information on income taxes see Note 11, Federal and State Income Taxes, in “ITEM 1. Financial Statements.”
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
The Company believes that macroeconomic conditions occurring the first six months of 2010 and in 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).
In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company’s ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at June 30, 2010 primarily consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares are measured at cost for purposes in recognition of the transferability restrictions imposed by the issuers. In addition, the Company owns 150,000 shares of Series O preferred stock issued by Freddie Mac and 1,200 shares of common stock issued by Fannie Mae. The Freddie Mac and Fannie Mae stock had a cost basis of $0 at June 30, 2010 due to the recognition of an other-than-temporary impairment charge against earnings during 2008 for the entire amount of the Company’s investment therein. The fair value of other stock in an unrealized loss position was $7 thousand, with unrealized losses of $5 thousand or 69.3 percent of fair value, at June 30, 2010.
In evaluating debt securities for other-than-temporary impairment, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

During the first half of 2010, the Company sold 39 securities of which 34 were tax-exempt State and Local Government securities, 31 of which were sold at a gross realized gain aggregating $1.235 million, 3 of which were sold at a gross realized loss aggregating $65 thousand, a net realized gain of $1.170 million. Of the 39 securities, 5 were non-guaranteed private label whole loan mortgages, 2 of which were sold at a gross realized gain aggregating $113 thousand, 3 of which were sold at a gross realized loss aggregating $727 thousand, a net realized loss of $614 thousand. Such sales were executed with the proceeds used to buy additional investment securities such that the investment portfolio performs well across varying interest rate environments. During the first half of 2009, the Company sold no investment securities as the Company continued its then historical approach to managing the investment portfolio, i.e., to “buy and hold” securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as “available-for-sale.” During the second half of 2009, the Company sold 59 securities of which 53 were tax-exempt State and Local Government securities, 7 of which were each sold at a gross realized loss of $1.118 million and 46 of which were each sold at a gross realized gain of $3.921 million, a net realized gain of $2.804 million. Of the 59 securities sold in the second half of 2009, 6 were residential mortgage-backed securities, with such securities sold at a gross realized gain aggregating $3.191 million. Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. In 2008, the Company sold only 1 security at neither gain nor loss for proceeds of $97.002 million. Such security was acquired and held for 7 days as collateral to support a borrowing at the U.S Treasury Tax and Loan program. Sales of securities in 2007 occurred with respect to entire investment portfolios of acquired banks following mergers into the Company’s existing bank subsidiaries. Such sales occurred in recognition that the acquired portfolios of investments were not consistent with the Company’s Investment Policy and Asset Liability Management Policy. With respect to its impaired debt securities at June 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.
For fair value estimates provided by third party vendors, management also considered the models and methodology, for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions. For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers’ management for clarification and verification of information relevant to the Company’s impairment analysis.
As of June 30, 2010, there were 237 investments in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded. Residential mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $467.298 million at June 30, 2010 of which $228.091 million was purchased during 2010, the remainder of which had a fair market value of $282.853 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $1.000 million since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss decreased from 4.8 percent of fair value at December 31, 2009 to 2.8 percent of fair value at June 30, 2010. The fair value of Collateralized Debt Obligation (“CDO”) securities in an unrealized loss position is $8.828 million, with unrealized losses of $5.532 million at June 30, 2010; the unrealized loss decreased from 116.4 percent of fair value at December 31, 2009 to 62.7 percent of fair value at June 30, 2010. The fair value of State and Local Government securities in an unrealized loss position were $91.662 million at June 30, 2010 of which $21.181 million was purchased during 2010, the remainder of which had a fair market value of $70.012 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $261 thousand since purchase. Of the remaining State and Local Government securities in a loss position, the unrealized loss decreased from 3.6 percent of fair value at December 31, 2009 to 2.5 percent of fair value at June 30, 2010.

With respect to the CDO securities, the fair value decline is primarily attributable to a single CDO structure that is a pooled trust preferred security of which the Company owns a portion of only the Senior Notes tranche. All of the assets underlying such CDO structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. As of June 30, 2010, March 31, 2010 and December 31, 2009, the Senior Notes were rated “A3” by Moody’s and “A” by Fitch. As of the end of the second quarter of 2010, 8 of the 26 trust subsidiaries elected to defer the interest on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were deferring interest compared to 3 of the 26 trust subsidiaries deferring interest on their respective obligations as of the end of the first three quarters of the 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 17.40% of the outstanding principle of the Senior Notes has been prepaid through June 30, 2010 compared to 15.22% at March 31, 2010 and December 31, 2009. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. As of June 30, 2010, March 31, 2010, and December 31, 2009, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of June 30, 2010, March 31, 2010, and as of the end of each of the prior four quarters in 2009, i.e., December 31, September 30, June 30 and March 31. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at June 30, 2010, March 31, 2010, and the four quarters of 2009 was temporary, and not other-than-temporary.
The Company stratified the 237 debt securities for both severity and duration of impairment. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

	Unrealized	Number of
(Dollars in thousands)	Loss	Bonds
Greater than 40.0%	$5,475	7
30.1% to 40.0%	—	—
20.1% to 30.0%	4,153	5
15.1% to 20.0%	131	1
10.1% to 15.0%	1,537	5
5.1% to 10.0%	562	4
0.1% to 5.0%	3,430	215

Total	$15,288	237

With respect to the duration of the impaired securities, the Company identified 36 securities which have been continuously impaired for the 12 months ending June 30, 2010. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 18 of the 36 securities are state and local tax-exempt securities with an unrealized loss of $1,031,000, the most notable of which had an unrealized loss of $206,000. 6 of the 36 securities are CDOs with an aggregate unrealized loss of $5,472,000, the most notable of which had an unrealized loss of $1,368,000. 11 of the 36 securities are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $5,951,000, the most notable of which had an unrealized loss of $1,120,000. Of the 11 non-guaranteed private label whole loan mortgages, 4 are collateralized by 30 year fixed residential mortgages considered to be “Prime” and 7 are collateralized by 30-year fixed residential mortgages considered to be “ALT — A.” Moreover, none of the underlying mortgage collateral is considered “subprime”.
For impaired debt securities for which there was no intent or expected requirement to sell, management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company’s position within the structure, underlying obligors, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. Based on the analysis of its impaired securities as of June 30, 2010, the Company determined that none of such securities had other-than-temporary impairment.
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
In April 2009, FASB issued an amendment to ASC Topic 820, Fair Value Measurements and Disclosures, relating to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted the standard effective for the interim period ending June 30, 2009 and determined there was not a material effect on the Company’s financial position or results of operations.
On a recurring basis, the Company measures and records investment securities at fair value. The fair value of such investments is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company’s review included the extent to which markets for investment securities were determined to have limited or no activity, or was judged to be an active market. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company’s due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors’ recommendations made as necessary. Most notably, the Company determined that its collateralized debt obligation securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2009 and the first six months of 2010), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.
On a non-recurring basis, the Company measures other real estate owned and collateral-dependent impaired loans at fair value. The Company discloses the other real estate owned and collateral-dependent impaired loans with a recorded change in the financial statements resulting from measuring the assets at fair value on a non-recurring basis.
The Company records real estate and other assets owned at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy.
The Company estimates the fair value of collateral-dependent impaired loans based on the appraised fair value of the collateral, less estimated cost to sell. The Company reviews the appraisals, giving consideration to the highest and best use of the collateral. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.
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
The fair value of FRB discount window borrowings is estimated based on borrowing rates currently available to the Company for FRB discount window borrowings with similar terms and maturities. As of June 30, 2010 there are no outstanding FRB discount window borrowings.
The fair value of term repurchase agreements is estimated based on current repurchase rates currently available to the Company for repurchases agreements with similar terms and maturities. The market rates used are based on current rates the bank subsidiaries would incur for similar borrowings. The estimated fair value for overnight repurchase agreements and other borrowings is book value.
The fair value of the subordinated debentures is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics. The market rates used were based on an independent third party’s judgment and include inputs such as implied yield curves and interest rate spreads.
For additional information on fair value measurements see Note 13, Fair Value Measurement, in “ITEM 1. Financial Statements.”
Liquidity Risk
Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The Banks’ source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the Banks are members of FHLB. As of June 30, 2010, the Banks had $1.172 billion of available FHLB credit of which $530 million was utilized. The Banks may also borrow funds through the FRB and from the U.S. Treasury Tax and Loan program of which the Banks have remaining borrowing availability of $424 million and $9 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.
Capital Resources and Adequacy
Maintaining capital strength continues to be a long term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders’ equity increased $160 million since prior year end, or 23 percent, the net result of earnings of $23 million, a public offering of stock of $146 million, an increase in net unrealized gains on available-for-sale investment securities, less cash dividend payments. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company.

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
Impact of Recent Authoritative Accounting Guidance
The Accounting Standards Codification is FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.
In April 2010, FASB issued an amendment to FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310—30 occurring in the first interim or annual period ending on or after July 15, 2010. The company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
In January 2010, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures, that provides for more robust disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements, and 4) the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company’s financial position or results of operations.
In June 2009, FASB issued an amendment to FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company’s financial position or results of operations.

In June 2009, FASB issued an amendment to FASB ASC Topic 860, Transfers and Servicing. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this standard and determined there was not a material effect on the Company’s financial position or results of operations.
Forward Looking Statements
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q:
▪	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of declines in the housing and real estate markets in its geographic areas;

▪	increased loan delinquency rates;

▪	the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

▪	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

▪	legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

▪	costs or difficulties related to the integration of acquisitions;

▪	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

▪	reduced demand for banking products and services;

▪	the risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital in the future;

▪	competition from other financial services companies in the Company’s markets;

▪	loss of services from the senior management team; and

▪	the Company’s success in managing risks involved in the foregoing.
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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
The Company believes that there have not been any material changes in information about the Company’s market risk than was provided in the Form 10-K/A report for the year ended December 31, 2009.
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
Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2010, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.
ITEM 1A. Risk Factors
The Company and its eleven wholly-owned, independent community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.
The Company cannot accurately predict the effect of the continuing economic downturn on the Company’s future results of operations or the market price of its common stock.
The national economy and the financial services sector in particular continue to face challenges of a scope unprecedented in recent history. The Company cannot accurately predict the severity or duration of the continuing economic downturn, which has adversely impacted the Company’s markets. Any further deterioration in the economies of the nation as a whole or in the Company’s markets would have an adverse effect, which could be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s common stock to decline. While the Company cannot accurately predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and Company.

Further economic deterioration in the market areas the Company serves, including Montana, Idaho, Wyoming, Utah, Colorado and Washington, as well as the continuation of the current economic downturn, may continue to adversely impact earnings and could increase credit risk associated with the loan portfolio.
The inability of borrowers to repay loans can erode earnings by reducing earnings and by requiring the Company to add to its allowance for loan and lease losses. The effects of the national economic downturn are significantly impacting the market areas the Company serves. Further deterioration in the market areas the Company serves, as well as the continuation of the current economic downturn, could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company’s business, financial condition, results of operations and prospects:
▪	loan delinquencies may increase further;

▪	problem assets and foreclosures may increase further;

▪	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

▪	demand for banking products and services may decline; and

▪	low cost or non-interest bearing deposits may decrease.
The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Company maintains an ALLL in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become nonperforming assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economic downturn continues or deteriorates further, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.
The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company’s financial condition and results of operations.
A continuation of the downturn in the economic conditions or real estate values of the Company’s market areas, and particularly a further deterioration of such economic conditions or real estate values, may cause the Company to have lower earnings and could increase credit risk associated with the loan portfolio, as the collateral securing those loans may decrease in value. The continued downturn in the local economy or a further deterioration of the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral. The Company’s ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company’s financial condition and results of operations, perhaps materially.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.
A continued tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company’s asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.
There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009 and the first two quarters of 2010. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.
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
The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The potential increase in FDIC insurance premiums could have a significant impact on the Company.
On May 22, 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. This special assessment was in addition to the regular quarterly risk-based assessment.
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

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Company’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on results of operations and financial condition.
Non-performing assets have increased significantly and could continue to increase, which could adversely affect the Company’s results of operations and financial condition.
Non-performing assets (which include foreclosed real estate) adversely affects the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which can be detrimental to performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in non-performing assets in the future.

The Company’s ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or to the extent the financial service industry’s reputation is damaged.
Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry. The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as the Company’s bank subsidiaries. In addition, the Company’s ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. The Company could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital needed.
Decline in the fair value of the Company’s investment portfolio could adversely affect earnings
The fair value of the Company’s investment securities could decline as a result of factors including changes in market interest rates, credit quality and ratings, lack of market liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether impairment is temporary or other-than-temporary. If an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount.
Fluctuating interest rates can adversely affect profitability.
The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability. The Company seeks to manage its interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Company’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment.
If the goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquiror’s balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. An impairment of goodwill could have a material adverse affect on the Company’s business, financial condition and results of operations. Furthermore, an impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC, although there can be no assurance that the Company will be able to successfully complete any such transactions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company cannot provide any assurance as to the extent to which the Company can continue to grow through acquisitions or the impact of such acquisitions on the Company’s operating results or financial condition.
The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.
The Company may pursue additional capital in the future, which could dilute the holders of the Company’s outstanding common stock and may adversely affect the market price of common stock.
In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company’s capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the bank subsidiaries. Any such capital raising alternatives could dilute the holders of the Company’s outstanding common stock, and may adversely affect the market price of our common stock and performance measures such as earnings per share.
Business would be harmed if the Company lost the services of any of the senior management team.
The Company believes its success to date has been substantially dependent on its Chief Executive Officer and other members of the executive management team, and on the Presidents of its bank subsidiaries. The loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects.
Competition in the Company’s market areas may limit future success.
Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company. Some of the Company’s competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market areas, the Company’s business, results of operations and prospects could be adversely affected.

The Company operates in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.
The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, the Company is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on the Company and its operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition or results of operations.
In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debt card interchange fees, and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions the Company is facing. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations. Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.
The Company cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the banks. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading price of the Company’s common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not Applicable
     (b) Not Applicable
     (c) Not Applicable
ITEM 3. Defaults upon Senior Securities
     (a) Not Applicable
     (b) Not Applicable
ITEM 5. Other Information
     (a) Not Applicable
     (b) Not Applicable
ITEM 6. Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 101	—	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
August 6, 2010	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

August 6, 2010	/s/ Ron J. Copher
Ron J. Copher
Senior Vice President/CFO