Form 10-Q
period 2010-09-30
GLACIER BANCORP INC
filed 2010-11-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Registrant’s common stock outstanding on October 21, 2010 was 71,915,073. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q
Index

Page
Part I. Financial Information

Item 1 — Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition — September 30, 2010, December 31, 2009, and September 30, 2009	3

Unaudited Condensed Consolidated Statements of Operations — Three and Nine Months ended September 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Year ended December 31, 2009 and Nine Months ended September 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months ended September 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	54

Item 4 — Controls and Procedures	54

Part II. Other Information	54

Item 1 — Legal Proceedings	54

Item 1A — Risk Factors	54

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3 — Defaults upon Senior Securities	61

Item 5 — Other Information	61

Item 6 — Exhibits	61

Signatures	62
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share data)	2010	2009	2009
Assets
Cash on hand and in banks	$83,684	120,731	93,728
Federal funds sold	29,675	87,155	47,025
Interest bearing cash deposits	2,155	2,689	2,570

Cash and cash equivalents	115,514	210,575	143,323

Investment securities, available-for-sale	1,825,159	1,506,394	1,212,947

Loans held for sale	114,926	66,330	54,475
Loans receivable, gross	3,869,034	4,063,915	3,991,775
Allowance for loan and lease losses	(134,257)	(142,927)	(125,330)

Loans receivable, net	3,849,703	3,987,318	3,920,920

Premises and equipment, net	143,645	140,921	136,617
Other real estate owned	63,440	57,320	54,537
Accrued interest receivable	30,863	29,729	29,489
Deferred tax asset	29,968	41,082	22,681
Core deposit intangible, net	11,515	13,937	10,719
Goodwill	146,259	146,259	146,259
Other assets	56,593	58,260	30,808

Total assets	$6,272,659	6,191,795	5,708,300

Liabilities
Non-interest bearing deposits	$887,637	810,550	801,261
Interest bearing deposits	3,530,204	3,289,602	2,809,756
Federal Home Loan Bank advances	579,184	790,367	640,735
Securities sold under agreements to repurchase	237,609	212,506	210,519
Federal Reserve Bank discount window	—	225,000	370,000
Other borrowed funds	17,386	13,745	15,064
Accrued interest payable	7,750	7,928	8,015
Subordinated debentures	125,096	124,988	120,167
Other liabilities	34,139	31,219	34,681

Total liabilities	5,419,005	5,505,905	5,010,198

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	616	615
Paid-in capital	643,674	497,493	495,663
Retained earnings — substantially restricted	192,819	188,129	186,678
Accumulated other comprehensive income (loss)	16,442	(348)	15,146

Total stockholders’ equity	853,654	685,890	698,102

Total liabilities and stockholders’ equity	$6,272,659	6,191,795	5,708,300

Number of shares outstanding	71,915,073	61,619,803	61,519,808
Book value per share	$11.87	11.13	11.35
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Residential real estate loans	$11,367	13,330	34,621	41,542
Commercial loans	35,734	36,739	109,409	112,302
Consumer and other loans	10,599	11,150	31,959	33,631
Investment securities	14,403	13,211	43,330	36,907

Total interest income	72,103	74,430	219,319	224,382

Interest Expense
Deposits	9,142	9,232	27,695	28,799
Federal Home Loan Bank advances	2,318	2,087	7,083	5,758
Securities sold under agreements to repurchase	412	447	1,227	1,450
Subordinated debentures	1,683	1,641	4,967	5,224
Other borrowed funds	26	394	242	1,663

Total interest expense	13,581	13,801	41,214	42,894

Net Interest Income	58,522	60,629	178,105	181,488

Provision for loan losses	19,162	47,050	57,318	87,905

Net interest income after provision for loan losses	39,360	13,579	120,787	93,583

Non-Interest Income
Service charges and other fees	11,956	10,604	32,117	29,838
Miscellaneous loan fees and charges	1,266	1,499	3,651	3,821
Gain on sale of loans	7,367	5,613	17,391	20,834
Gain on sale of investments	2,041	2,667	2,597	2,667
Other income	1,355	1,317	5,830	3,235

Total non-interest income	23,985	21,700	61,586	60,395

Non-Interest Expense
Compensation, employee benefits and related expense	22,235	20,935	65,243	63,589
Occupancy and equipment expense	6,034	5,835	17,970	17,341
Advertising and promotions	1,912	1,596	5,148	5,042
Outsourced data processing expense	750	830	2,205	2,181
Core deposit intangibles amortization	801	758	2,422	2,294
Other real estate owned expense	9,655	2,881	19,346	5,722
Federal Deposit Insurance Corporation premiums	2,633	1,699	6,998	6,700
Other expense	7,995	7,362	22,880	21,616

Total non-interest expense	52,015	41,896	142,212	124,485

Earnings (Loss) Before Income Taxes	11,330	(6,617)	40,161	29,493

Federal and state income tax expense (benefit)	1,885	(5,086)	7,424	4,593

Net Earnings (Loss)	$9,445	(1,531)	32,737	24,900

Basic earnings (loss) per share	$0.13	(0.03)	0.48	0.40
Diluted earnings (loss) per share	$0.13	(0.03)	0.48	0.40
Dividends declared per share	$0.13	0.13	0.39	0.39
Return on average assets (annualized)	0.60%	-0.11%	0.70%	0.60%
Return on average equity (annualized)	4.37%	-0.88%	5.43%	4.81%
Average outstanding shares — basic	71,915,073	61,519,808	68,897,348	61,499,662
Average outstanding shares — diluted	71,915,073	61,519,808	68,899,228	61,502,073
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2009 and Nine Months ended September 30, 2010

				Retained	Accumulated	Total
				Earnings	Other Comp-	Stock-
	Common Stock		Paid-in	Substantially	rehensive	holders’
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	(Loss) Income	Equity
Balance at December 31, 2008	61,331,273	$613	491,794	185,776	(1,243)	676,940

Comprehensive income:
Net earnings	—	—	—	34,374	—	34,374
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	895	895

Total comprehensive income						35,269

Cash dividends declared ($0.52 per share)	—	—	—	(32,021)	—	(32,021)
Stock options exercised	188,535	2	2,552	—	—	2,554
Stock issued in connection with acquisition	99,995	1	1,419	—	—	1,420
Stock based compensation and tax benefit	—	—	1,728	—	—	1,728

Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net earnings	—	—	—	32,737	—	32,737
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	16,790	16,790

Total comprehensive income						49,527

Cash dividends declared ($0.39 per share)	—	—	—	(28,047)	—	(28,047)
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock options exercised	3,805	—	58	—	—	58
Stock based compensation and tax benefit	—	—	630	—	—	630

Balance at September 30, 2010	71,915,073	$719	643,674	192,819	16,442	853,654

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30
(Dollars in thousands)	2010	2009
Operating Activities
Net cash provided by operating activities	$98,834	100,501

Investing Activities
Proceeds from sales, maturities and prepayments of investments available-for-sale	438,937	194,297
Purchases of investments available-for-sale	(734,807)	(386,502)
Principal collected on commercial and consumer loans	520,136	768,123
Commercial and consumer loans originated or acquired	(503,926)	(807,260)
Principal collections on real estate loans	140,141	161,483
Real estate loans originated or acquired	(106,288)	(133,997)
Net purchase of FHLB and FRB stock	(1,819)	(701)
Proceeds from sale of other real estate owned	36,713	9,833
Net addition of premises and equipment and other real estate owned	(10,943)	(11,957)

Net cash used in investment activities	(221,856)	(206,681)

Financing Activities
Net increase in deposits	317,689	348,456
Net (decrease) increase in FHLB advances	(211,183)	302,279
Net increase in securities sold under repurchase agreements	25,103	22,156
Net decrease in Federal Reserve Bank discount window	(225,000)	(544,000)
Net increase in other borrowed funds	3,749	6,726
Cash dividends paid	(28,047)	(23,998)
Excess (deficiencies) benefits related to the exercise of stock options	(4)	75
Proceeds from exercise of stock options and other stock issued	145,654	2,554

Net cash provided by financing activities	27,961	114,248

Net (decrease) increase in cash and cash equivalents	(95,061)	8,068
Cash and cash equivalents at beginning of period	210,575	135,255

Cash and cash equivalents at end of period	$115,514	143,323

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$41,392	44,630
Cash paid during the period for income taxes	9,371	28,392
Sale and refinancing of other real estate owned	9,637	5,802
Other real estate acquired in settlement of loans	67,343	61,581
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of September 30, 2010 and 2009, stockholders’ equity and comprehensive income for the nine months ended September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The condensed consolidated statement of financial condition and statement of stockholders’ equity and comprehensive income of the Company as of December 31, 2009 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments, business combinations and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to business combinations are determined based on internal calculations using significant independent party inputs and independent party valuations.

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

As of September 30, 2010, the Company is the parent holding company for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and First Bank of Montana (“First Bank-MT”), all located in Montana, Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho, 1st Bank (“1st Bank”) and First National Bank & Trust (“First National”) located in Wyoming, and Bank of the San Juans (“San Juans”) located in Colorado.

In April 2010, the Company formed a independent wholly-owned subsidiary, GBCI Other Real Estate (“GORE”) to isolate bank foreclosed properties for legal protection and administrative purposes. During the second and third quarters, foreclosed properties were sold to the new entity from bank subsidiaries at fair market value and such properties are currently held for sale.

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

On October 2, 2009, the Company completed the acquisition of First Company and its subsidiary First National. First National became an independent wholly-owned community bank subsidiary of the Company and the financial condition and results of operations are included from the acquisition date.

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

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDE’s and the LIHTC partnerships are VIE’s. The underlying activities of the VIE’s are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIE’s is the amount of equity invested or credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company and others and where the Company is the primary beneficiary of a VIE, the VIE has been consolidated into the bank subsidiary which holds the direct investment in the VIE. Currently, only CDE (NMTC) investments are consolidated into the Company’s financial statements. For the CDE (NMTC) investments, the creditors and other beneficial interest holders have no recourse to the general credit of the bank subsidiaries. As of September 30, 2010, the Company had investments in VIE’s of $39,848,000 and $2,991,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The consolidated VIE’s as well as the unconsolidated VIE’s are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

See Note 11 — Operating Segment Information for selected financial data including net earnings and total assets for the parent company and each of the subsidiaries. Although the consolidated total assets of the Company were $6.3 billion at September 30, 2010, nine of the eleven community banks had total assets of less than $1 billion. The smallest community bank subsidiary had $184 million in total assets, while the largest community bank subsidiary had $1.3 billion in total assets at September 30, 2010.

The following abbreviated organizational chart illustrates the various relationships as of September 30, 2010:

3)	Investment Securities, Available-for-Sale
A comparison of the amortized cost and estimated fair value of the Company’s investment securities, available-for-sale and other investments is as follows:

	As of September 30, 2010
					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$207	6	—	213

Government sponsored enterprises
Maturing after one year through five years	2.43%	39,249	990	—	40,239
Maturing after five years through ten years	1.96%	86	—	—	86
Maturing after ten years	0.73%	5	—	—	5

	2.43%	39,340	990	—	40,330

State and local governments and other issues
Maturing within one year	3.66%	943	17	—	960
Maturing after one year through five years	3.96%	8,569	232	(6)	8,795
Maturing after five years through ten years	3.98%	23,465	871	(3)	24,333
Maturing after ten years	4.74%	506,070	22,074	(471)	527,673

	4.69%	539,047	23,194	(480)	561,761

Collateralized debt obligations
Maturing after ten years	8.03%	12,360	—	(5,068)	7,292

Residential mortgage-backed securities	2.12%	1,142,145	14,854	(6,455)	1,150,544

Total marketable securities	2.97%	1,733,099	39,044	(12,003)	1,760,140

Other investments
FHLB and FRB stock, at cost	1.43%	64,414	—	—	64,414
Other stock	0.05%	607	4	(6)	605

Total investment securities	2.91%	$1,798,120	39,048	(12,009)	1,825,159

	As of December 31, 2009
					Estimated
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$210	—	(1)	209

Government sponsored enterprises
Maturing after one year through five years	3.21%	74	—	—	74
Maturing after five years through ten years	1.64%	40	—	—	40
Maturing after ten years	2.05%	63	—	—	63

	2.43%	177	—	—	177

State and local governments and other issues
Maturing within one year	2.48%	2,040	6	—	2,046
Maturing after one year through five years	3.30%	9,326	208	(12)	9,522
Maturing after five years through ten years	3.84%	27,125	786	(168)	27,743
Maturing after ten years	4.80%	434,165	10,140	(2,640)	441,665

	4.71%	472,656	11,140	(2,820)	480,976

Collateralized debt obligations
Maturing after ten years	8.40%	14,688	—	(7,899)	6,789

Residential mortgage-backed securities	3.42%	956,033	15,167	(16,158)	955,042

Total marketable securities	3.89%	1,443,764	26,307	(26,878)	1,443,193

Other investments
FHLB and FRB stock, at cost	1.30%	62,577	—	—	62,577
Other stock	0.05%	624	—	—	624

Total investment securities	3.78%	$1,506,965	26,307	(26,878)	1,506,394

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields on tax-exempt investment securities exclude the tax effect.
Interest income from investment securities consists of the following:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Taxable interest	$8,431	7,588	25,920	20,215
Tax-exempt interest	5,972	5,623	17,410	16,692

Total interest income	$14,403	13,211	43,330	36,907

The cost of any investment sold is determined by specific identification. Gain and loss on sale of investments consists of the following:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross proceeds	$62,779	37,450	95,102	37,450
Less amortized cost	(60,738)	(34,783)	(92,505)	(34,783)

Net gain on sale of investments	$2,041	2,667	2,597	2,667

Gross gain on sale of investments	$2,041	2,871	3,390	2,871
Gross loss on sale of investments	—	(204)	(793)	(204)

Net gain on sale of investments	$2,041	2,667	2,597	2,667

At September 30, 2010 and 2009, the Company had investment securities with carrying values of approximately $726,630,000 and $691,651,000, respectively, pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.
The investments in the FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt.
Investments with an unrealized loss position at September 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
State and local governments and other issues	$14,516	150	15,276	330	29,792	480
Collateralized debt obligations	—	—	7,292	5,068	7,292	5,068
Residential mortgage-backed securities	340,077	2,131	32,790	4,324	372,867	6,455
Other investments — other stock	5	6	—	—	5	6

Total temporarily impaired securities	$354,598	2,287	55,358	9,722	409,956	12,009

Investments with an unrealized loss position at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government and federal agency	$208	1	—	—	208	1
State and local governments and other issues	74,045	1,835	18,094	985	92,139	2,820
Collateralized debt obligations	6,789	7,899	—	—	6,789	7,899
Residential mortgage-backed securities	466,196	3,861	39,780	12,297	505,976	16,158

Total temporarily impaired securities	$547,238	13,596	57,874	13,282	605,112	26,878

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
In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. With respect to its impaired debt securities at September 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.
Based on an analysis of its impaired securities as of September 30, 2010, the Company determined that none of such securities had other-than-temporary impairment.
4)	Loans Receivable, Net and Loans Held for Sale
The following table summarizes the Company’s loan and lease portfolio:

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans
Residential	$675,107	17.5%	$746,050	18.7%	$736,595	18.8%
Held for sale	114,926	3.0%	66,330	1.7%	54,475	1.4%

Total	790,033	20.5%	812,380	20.4%	791,070	20.2%

Commercial loans
Real estate	1,848,976	48.0%	1,900,438	47.7%	1,934,200	49.3%
Other commercial	670,391	17.5%	724,966	18.2%	627,083	16.0%

Total	2,519,367	65.5%	2,625,404	65.9%	2,561,283	65.3%

Consumer and other loans
Consumer	180,367	4.7%	201,001	5.0%	195,742	5.0%
Home equity	501,235	13.0%	501,920	12.6%	504,343	12.9%

Total	681,602	17.7%	702,921	17.6%	700,085	17.9%

Net deferred loan fees premiums and discounts	(7,042)	-0.2%	(10,460)	-0.3%	(6,188)	-0.2%

Loans receivable, gross	3,983,960	103.5%	4,130,245	103.6%	4,046,250	103.2%
Allowance for loan and lease losses	(134,257)	-3.5%	(142,927)	-3.6%	(125,330)	-3.2%

Loans receivable, net	$3,849,703	100.0%	$3,987,318	100.0%	$3,920,920	100.0%

The following table sets forth information regarding the Company’s non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Real estate and other assets owned	$63,440	57,320	54,537
Accruing loans 90 days or more overdue	5,335	5,537	2,891
Non-accrual loans	192,695	198,281	185,577

Total non-performing assets	$261,470	261,138	243,005

Non-performing assets as a percentage of total subsidiary assets	4.03%	4.13%	4.10%
The following table summarizes impaired loans at the dates indicated:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Impaired loans, without a valuation allowance	$144,498	141,613	111,877
Impaired loans, with a valuation allowance	87,927	77,129	95,177

Impaired loans, gross	232,425	218,742	207,054
Valuation allowance included in ALLL	(18,622)	(19,760)	(23,056)

Impaired loans, net	$213,803	198,982	183,998

The loans without a specific impairment resulting in no valuation allowance are attributable to the loan’s fair value, less estimated cost to sell, exceeding the loans carrying value.
The following table illustrates the loan and lease loss experience:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Balance at the beginning of the year	$142,927	76,739	76,739

Charge-offs	(68,868)	(60,896)	(40,991)
Recoveries	2,880	2,466	1,677
Provision	57,318	124,618	87,905

Balance at the end of the period	$134,257	142,927	125,330

Net charge-offs as a percentage of total loans	1.66%	1.42%	0.97%
In June 2009, FASB issued an amendment to FASB ASC Topic 860, Accounting for Transfers and Servicing of Financial Assets, and is effective for transfers occurring after the beginning of the first annual reporting period that begins after November 15, 2009. The Company adopted this amendment for all new transfers, primarily consisting of transfers of loans, occurring on or subsequent to January 1, 2010. The Company generally sells its long-term mortgage loans originated, retaining servicing only when required by certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding residential fixed rate loans in the loan portfolio. Mortgage loans sold with no servicing rights retained for the nine months ended September 30, 2010 and 2009 were $674,989,000 and $982,207,000, respectively. The amount of loans sold and serviced for others at September 30, 2010 and 2009 was approximately $180,700,000 and $178,533,000, respectively.

In accordance with this amendment, transfers of SBA loans are recognized as sales when the warranty period expires, which is typically 90 days. The Company has been active in originating commercial SBA loans, some of which are sold to investors. As of September 30, 2010, the Company had $6,280,000 of SBA loans sold for which there was a deferred gain of $641,000 due to unexpired warranty periods.
The Company occasionally purchases and sells other loan participations, the majority of which are large commercial loans. For participation transactions after the adoption of the amendment, the bank subsidiaries typically originate and sell the loan participations, at fair value, on a proportionate ownership basis, with no recourse conditions.
5) Goodwill and Other Intangible Assets
The following table sets forth information regarding the Company’s core deposit intangible and mortgage servicing rights as of September 30, 2010:

	Core	Mortgage
	Deposit	Servicing
(Dollars in thousands)	Intangible	Rights[1]	Total
Gross carrying value	$31,847
Accumulated amortization	(20,332)

Net carrying value	$11,515	933	12,448

Weighted-average amortization period (Period in years)	9.1	9.3	9.1

Aggregate amortization expense
For the three months ended September 30, 2010	$801	51	852
For the nine months ended September 30, 2010	2,422	132	2,554

Estimated amortization expense
For the year ended December 31, 2010	$2,603	166	2,769
For the year ended December 31, 2011	1,895	67	1,962
For the year ended December 31, 2012	1,534	65	1,599
For the year ended December 31, 2013	1,283	63	1,346
For the year ended December 31, 2014	1,034	61	1,095

[1]	The mortgage servicing rights are included in other assets and gross carrying value and accumulated amortization are not readily available.

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
6) Deposits
The following table illustrates the amounts outstanding for deposits $100,000 and greater at September 30, 2010 according to the time remaining to maturity. Included in Certificates of Deposit are brokered certificates of deposit and deposits issued through the Certificate of Deposit Account Registry System of $347,732,000. Included in Demand Deposits are brokered deposits of $164,224,000.

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$382,925	1,762,898	2,145,823
Three months to six months	161,662	—	161,662
Seven months to twelve months	173,545	—	173,545
Over twelve months	156,334	—	156,334

Totals	$874,466	1,762,898	2,637,364

7)	Borrowings

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements and borrowings through the FRB:

	As of and	As of and	As of and
	for the Nine	for the	for the Nine
	Months ended	Year ended	Months ended
(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
FHLB advances
Amount outstanding at end of period	$579,184	790,367	640,735
Average balance	$657,698	473,038	413,446
Maximum outstanding at any month-end	$807,644	790,367	640,735
Weighted average interest rate	1.44%	1.68%	1.86%

Repurchase agreements
Amount outstanding at end of period	$237,609	212,506	210,519
Average balance	$224,690	204,503	196,562
Maximum outstanding at any month-end	$252,083	234,914	210,519
Weighted average interest rate	0.73%	0.98%	0.99%

Federal Reserve Bank discount window
Amount outstanding at end of period	$—	225,000	370,000
Average balance	$47,637	658,262	776,592
Maximum outstanding at any month-end	$235,000	1,005,000	1,005,000
Weighted average interest rate	0.25%	0.26%	0.27%

Total FHLB advances, repurchase agreements, and Federal Reserve Bank discount window
Amount outstanding at end of period	$816,793	1,227,873	1,221,254
Average balance	$930,025	1,335,803	1,386,600
Maximum outstanding at any month-end	$1,294,727	2,030,281	1,856,254
Weighted average interest rate	1.21%	0.87%	0.84%
8)	Earnings Per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Net earnings (loss) available to common stockholders, basic and diluted	$9,445,000	(1,531,000)	32,737,000	24,900,000

Average outstanding shares — basic	71,915,073	61,519,808	68,897,348	61,499,662
Add: dilutive stock options	—	—	1,880	2,411

Average outstanding shares — diluted	71,915,073	61,519,808	68,899,228	61,502,073

Basic earnings (loss) per share	$0.13	(0.03)	0.48	0.40

Diluted earnings (loss) per share	$0.13	(0.03)	0.48	0.40

There were approximately 2,309,410 and 2,723,109 average shares excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2010 and 2009, respectively, due to the option exercise price exceeding the market price.
9)	Comprehensive Income

The Company’s only component of comprehensive income other than net earnings is the unrealized gains and losses on available-for-sale securities.

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net earnings (loss)	$9,445	(1,531)	32,737	24,900

Unrealized holding gain arising during the period	14,620	31,492	30,208	29,626
Tax expense	(5,730)	(12,342)	(11,839)	(11,615)

Net after tax	8,890	19,150	18,369	18,011
Reclassification adjustment for gains included in net earnings	(2,041)	(2,667)	(2,597)	(2,667)
Tax expense	800	1,045	1,018	1,045

Net after tax	(1,241)	(1,622)	(1,579)	(1,622)

Net unrealized gain on securities	7,649	17,528	16,790	16,389

Total comprehensive income	$17,094	15,997	49,527	41,289

10)	Federal and State Income Taxes

The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First National have operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of September 30, 2010:

Years ended December 31,
Federal	2007, 2008 and 2009
Montana	2003, 2004, 2005, 2007, 2008 and 2009
Idaho	2003, 2004, 2005, 2007, 2008 and 2009
Colorado	2006, 2007, 2008 and 2009
Utah	2007, 2008 and 2009
During 2010 and 2009, the Company made investments in CDE’s which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has made investments in LIHTC’s which are indirect Federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company invests in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the bonds mature. The federal income tax credits on these bonds are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

	New	Low-Income	Investment
Years ended	Markets	Housing	Securities
(Dollars in thousands)	Tax Credits	Tax Credits	Tax Credits	Total
2010	$2,000	337	916	3,253
2011	2,000	785	970	3,755
2012	2,306	785	970	4,061
2013	2,400	785	970	4,155
2014	2,400	785	970	4,155
Thereafter	2,964	3,551	8,349	14,864

	$14,070	7,028	13,145	34,243

The Company determined its unrecognized tax benefit to be $0 and $113,000 as of September 30, 2010 and 2009, respectively. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the nine months ended September 30, 2010 and 2009, the Company did not recognize interest expense or penalties with respect to income tax liabilities. The Company had approximately $0 and $20,000 accrued for the payment of interest at September 30, 2010 and 2009, respectively. The Company had no accrued liabilities for the payment of penalties at September 30, 2010 and 2009.

11)	Operating Segment Information

FASB ASC Topic 280, Segment Reporting, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters. If required, VIEs are consolidated into the operating segment which invested in the entities.

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

The following schedules provide selected financial data for the Company’s operating segments:

	Three months ended and as of September 30, 2010
		Mountain	First					First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley	National
External revenues	$18,988	21,498	13,871	8,134	9,075	4,983	5,715	3,824
Intersegment revenues	218	197	41	81	130	—	165	21
Expenses	(15,326)	(25,208)	(11,549)	(6,782)	(7,212)	(4,444)	(3,951)	(3,214)

Net Earnings (Loss)	$3,880	(3,513)	2,363	1,433	1,993	539	1,929	631

Total Assets	$1,332,594	1,177,317	948,692	655,334	682,635	365,254	341,219	305,353

		First Bank	San				Total
	Citizens	of MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$4,426	2,553	2,730	156	135	—	96,088
Intersegment revenues	106	96	125	—	14,442	(15,622)	—
Expenses	(3,795)	(1,725)	(2,323)	(754)	(4,712)	4,352	(86,643)

Net Earnings (Loss)	$737	924	532	(598)	9,865	(11,270)	9,445

Total Assets	$271,309	183,672	212,152	19,757	997,670	(1,220,299)	6,272,659

	Three months ended and as of September 30, 2009
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley
External revenues	$20,546	23,641	14,188	8,310	8,782	5,233	5,433
Intersegment revenues	47	6	76	110	65	—	11
Expenses	(17,995)	(34,135)	(12,019)	(7,556)	(7,170)	(5,907)	(3,865)

Net Earnings (Loss)	$2,598	(10,488)	2,245	864	1,677	(674)	1,579

Total Assets	$1,289,115	1,246,907	901,579	597,536	590,689	362,396	306,937

		First Bank	San			Total
	Citizens	of MT	Juans	Parent	Eliminations	Consolidated
External revenues	$4,452	2,643	2,849	53	—	96,130
Intersegment revenues	—	3	—	2,926	(3,244)	—
Expenses	(3,822)	(1,894)	(2,473)	(4,510)	3,685	(97,661)

Net Earnings (Loss)	$630	752	376	(1,531)	441	(1,531)

Total Assets	$244,238	204,224	179,799	827,473	(1,042,593)	5,708,300

	Nine Months ended and as of September 30, 2010
		Mountain	First					First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley	National
External revenues	$56,692	62,631	39,524	23,863	26,014	14,918	16,605	11,523
Intersegment revenues	314	235	79	202	385	1	241	43
Expenses	(49,468)	(65,451)	(31,766)	(20,202)	(20,215)	(13,345)	(11,503)	(10,070)

Net Earnings (Loss)	$7,538	(2,585)	7,837	3,863	6,184	1,574	5,343	1,496

Total Assets	$1,332,594	1,177,317	948,692	655,334	682,635	365,254	341,219	305,353

		First Bank	San				Total
	Citizens	of MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$13,182	7,445	8,055	199	254	—	280,905
Intersegment revenues	134	178	149	—	46,963	(48,924)	—
Expenses	(11,207)	(5,121)	(6,919)	(1,022)	(14,060)	12,181	(248,168)

Net Earnings (Loss)	$2,109	2,502	1,285	(823)	33,157	(36,743)	32,737

Total Assets	$271,309	183,672	212,152	19,757	997,670	(1,220,299)	6,272,659

	Nine Months ended and as of September 30, 2009
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	1st Bank	Western	Big Sky	Valley
External revenues	$61,568	68,880	40,832	25,091	26,776	16,401	16,907
Intersegment revenues	140	7	631	236	436	—	96
Expenses	(51,761)	(77,178)	(32,410)	(24,496)	(21,981)	(15,191)	(12,142)

Net Earnings (Loss)	$9,947	(8,291)	9,053	831	5,231	1,210	4,861

Total Assets	$1,289,115	1,246,907	901,579	597,536	590,689	362,396	306,937

		First Bank	San			Total
	Citizens	of MT	Juans	Parent	Eliminations	Consolidated
External revenues	$12,557	7,576	8,020	169	—	284,777
Intersegment revenues	2	3	—	38,168	(39,719)	—
Expenses	(10,732)	(5,505)	(6,779)	(13,437)	11,735	(259,877)

Net Earnings (Loss)	$1,827	2,074	1,241	24,900	(27,984)	24,900

Total Assets	$244,238	204,224	179,799	827,473	(1,042,593)	5,708,300

12)	Fair Value of Financial Instruments

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
The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period ended September 30, 2010.

Investment securities: fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended September 30, 2010:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	9/30/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$213	—	213	—
Government sponsored enterprises	40,330	—	40,330	—
State and local governments and other issues	561,761	—	561,761	—
Collateralized debt obligations	7,292	—	—	7,292
Residential mortgage-backed securities	1,150,544	—	1,149,468	1,076

Total financial assets	$1,760,140	—	1,751,772	8,368

The following schedule discloses the major class of assets measured at fair value on a recurring basis for the period ended September 30, 2009:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	9/30/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$209	—	209	—
Government sponsored enterprises	278	—	278	—
State and local governments and other issues	451,115	—	450,851	264
Collateralized debt obligations	6,600	—	—	6,600
Residential mortgage-backed securities	692,625	—	615,466	77,159

Total financial assets	$1,150,827	—	1,066,804	84,023

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month periods ended September 30, 2010 and 2009.

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains (losses) included in other comprehensive income	2,755	—	2,790	(35)
Amortization, accretion and principal payments	(327)	—	(327)	—
Sales, maturities and calls	(1,960)	—	(1,960)	—
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of September 30, 2010	$8,368	—	7,292	1,076

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2008	$23,421	284	15,540	7,597
Total unrealized gains included in other comprehensive income	7,864	—	(8,780)	16,644
Amortization, accretion and principal payments	(1,142)	(20)	(160)	(962)
Purchases	60,515	—	—	60,515
Transfers out of Level 3	(6,635)	—	—	(6,635)

Balance as of September 30, 2009	$84,023	264	6,600	77,159

The change in unrealized gains related to available-for-sale securities is reported in the accumulated other comprehensive income (loss). A state and local government security was transferred out of Level 3 and into Level 2 during the first quarter 2010 as a result of obtaining third party pricing which is also expected to be obtained in future quarters, whereas third party pricing was unavailable prior to first quarter 2010 for such security and there was a greater reliance on unobservable inputs for fair value.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the period ended September 30, 2010.
Other real estate owned: real estate and other assets owned are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of real estate and other assets owned is based on appraisals. Real estate and other assets owned are classified within Level 3 of the fair value hierarchy.
Collateral-dependent impaired loans, net of ALLL: loans included in the Company’s financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired in accordance with FASB ASC Topic 310, Receivables. Estimated fair value of collateral-dependent impaired loans is based on the fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.
The following schedule discloses the major class of assets with a recorded change in the financial statements resulting from re-measuring the assets at fair value on a non-recurring basis for the nine month period ending September 30, 2010 and 2009. The disclosure includes only individual financial assets that had a change in the balance during the period ended September 30, 2010 and 2009.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	9/30/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$18,673	—	—	18,673
Collateral-dependent impaired loans, net of allowance for loan and lease losses	67,382	—	—	67,382

Total financial assets	$86,055	—	—	86,055

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	9/30/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$2,038	—	—	2,038
Collateral-dependent impaired loans, net of allowance for loan and lease losses	68,184	—	—	68,184

Total financial assets	$70,222	—	—	70,222

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
Loans receivable, net of ALLL: fair value for loans, net of ALLL, is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities.
Financial Liabilities
The estimated fair value of accrued interest payable is the book value of such financial liabilities.
Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.
Advances from FHLB: fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.
Repurchase agreements and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.
Subordinated debentures: fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates for subordinated debt issuances with similar characteristics.
Off-balance sheet financial instruments: commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value. The Company has immaterial off-balance sheet financial instruments.
The following presents the carrying amounts and estimated fair values as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$115,514	115,514	143,323	143,323
Investment securities	1,760,745	1,760,745	1,151,291	1,151,291
FHLB and FRB stock	64,414	64,414	61,656	61,656
Loans receivable, net of allowance for loan and lease losses	3,849,703	3,856,353	3,920,920	3,919,067
Accrued interest receivable	30,863	30,863	29,489	29,489

Total financial assets	$5,821,239	5,827,889	5,306,679	5,304,826

Financial liabilities
Deposits	$4,417,841	4,429,962	3,611,017	3,621,869
Federal Home Loan Bank advances	579,184	594,593	640,735	645,829
Federal Reserve Bank discount window	—	—	370,000	370,000
Repurchase agreements and other borrowed funds	254,995	255,004	225,583	225,603
Subordinated debentures	125,096	64,933	120,167	69,935
Accrued interest payable	7,750	7,750	8,015	8,015

Total financial liabilities	$5,384,866	5,352,242	4,975,517	4,941,251

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
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q:
•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of declines in the housing and real estate markets in its geographic areas;

•	increased loan delinquency rates;

•	the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

•	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

•	legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital in the future;

•	competition from other financial services companies in the Company’s markets;

•	loss of services from the senior management team; and

•	the Company’s success in managing risks involved in the foregoing.
Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

Results of Operations — The three months ended September 30, 2010
Compared to June 30, 2010 and September 30, 2009
Performance Summary
The Company reported net earnings of $9.4 million for the third quarter of 2010, an increase of $10.9 million, or 717 percent, from the $1.5 million net loss reported for the third quarter of 2009. The diluted earnings per share of $0.13 for the quarter represented a 533 percent increase from the diluted loss per share of $0.03 for the same quarter of 2009. This quarter’s earnings per share includes $0.02 per share from the gain on sale of investments, net of tax. Annualized return on average assets and return on average equity for the third quarter were 0.60 percent and 4.37 percent, respectively, which compares with prior year returns for the third quarter of (0.11) percent and (0.88) percent, respectively.
Revenue Summary

	Three Months ended
	September 30,	June 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2010	2009
Net interest income
Interest income	$72,103	73,818	74,430
Interest expense	13,581	13,749	13,801

Total net interest income	58,522	60,069	60,629

Non-interest income
Service charges, loan fees, and other fees	13,222	11,900	12,103
Gain on sale of loans	7,367	6,133	5,613
Gain on sale of investments	2,041	242	2,667
Other income	1,355	3,143	1,317

Total non-interest income	23,985	21,418	21,700

	$82,507	81,487	82,329

Net interest margin (tax-equivalent)	4.19%	4.35%	4.80%

	$ Change from	$ Change from	% Change from	% Change from
	June 30,	September 30,	June 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	2010	2009
Net interest income
Interest income	$(1,715)	(2,327)	-2%	-3%
Interest expense	(168)	(220)	-1%	-2%

Total net interest income	(1,547)	(2,107)	-3%	-3%

Non-interest income
Service charges, loan fees, and other fees	1,322	1,119	11%	9%
Gain on sale of loans	1,234	1,754	20%	31%
Gain on sale of investments	1,799	(626)	743%	-23%
Other income	(1,788)	38	-57%	3%

Total non-interest income	2,567	2,285	12%	11%

	$1,020	178	1%	0%

Net Interest Income
Net interest income decreased $1.5 million from the prior quarter and decreased $2.1 million over prior year’s third quarter. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.19 percent which is 16 basis points lower than the 4.35 percent for the prior quarter and included a 7 basis points reduction from the reversal of interest on non-accrual loans. The net interest margin for the current quarter is 61 basis points lower than the 4.80 percent result for the third quarter of 2009. The decrease in interest income is due to a lower yield and volume of loans coupled with an increase in lower yielding investment securities. The decrease in interest expense is primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings.
Non-interest Income
Non-interest income for the quarter totaled $24.0 million, an increase of $2.6 million over the prior quarter and $2.3 million over the same quarter as last year. Fee income of $13.2 million increased $1.3 million, or 11 percent, during the quarter and $1.1 million, or 9 percent over prior year’s quarter, such increases resulting from significant growth in debit card income. Gain on sale of loans increased $1.2 million, or 20 percent, over the prior quarter due to a reduction in mortgage interest rates during the second quarter which continued in the third quarter and led to greater loan origination volume. Gain on sale of loans increased $1.8 million, or 31 percent, over the same period last year, primarily the result of significant purchase and refinance activity this period compared to the third quarter 2009. Net gain on sale of investments was $2.0 million for the current quarter 2010 compared to $242 thousand for the previous quarter and $2.7 million for the prior year’s quarter. Such sales were executed with the proceeds used to purchase securities that enable the investment portfolio to perform well across varying interest rates. Other income of $1.4 million for the current quarter is a decrease of $1.8 million from the prior quarter, such decrease relates to the second quarter sale of Mountain West’s merchant card servicing portfolio.

Non-interest Expense

	Three Months ended
	September 30,	June 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2010	2009
Compensation, employee benefits and related expense	$22,235	21,652	20,935
Occupancy and equipment expense	6,034	5,988	5,835
Advertising and promotions	1,912	1,644	1,596
Outsourced data processing expense	750	761	830
Core deposit intangibles amortization	801	801	758
Other real estate owned expense	9,655	7,373	2,881
Federal Deposit Insurance Corporation premiums	2,633	2,165	1,699
Other expenses	7,995	7,852	7,362

Total non-interest expense	$52,015	48,236	41,896

	$ Change from	$ Change from	% Change from	% Change from
	June 30,	September 30,	June 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	2010	2009
Compensation, employee benefits and related expense	$583	1,300	3%	6%
Occupancy and equipment expense	46	199	1%	3%
Advertising and promotions	268	316	16%	20%
Outsourced data processing expense	(11)	(80)	-1%	-10%
Core deposit intangibles amortization	—	43	0%	6%
Other real estate owned expense	2,282	6,774	31%	235%
Federal Deposit Insurance Corporation premiums	468	934	22%	55%
Other expenses	143	633	2%	9%

Total non-interest expense	$3,779	10,119	8%	24%

Non-interest expense of $52.0 million for the quarter increased by $3.8 million, or 8 percent, from the prior quarter and increased $10.1 million, or 24 percent, from the prior year third quarter. Compensation and employee benefits of $22.2 million increased $583 thousand, or 3 percent, from the previous quarter, partly the result of higher commission expense paid on mortgage originations, and $1.3 million, or 6 percent, from the prior year third quarter which is primarily due to the addition of First National employees in October 2009. The number of full-time equivalent employees increased slightly from 1,654 to 1,658 during the quarter, and increased from 1,577 since the end of the 2009 third quarter.
Occupancy and equipment expense increased $46 thousand, or 1 percent, from the prior quarter and increased $199 thousand, or 3 percent, from the prior year third quarter. Advertising and promotion expense increased $268 thousand, or 16 percent, from prior quarter and increased $316 thousand, or 20 percent, from the third quarter of 2009. The majority of such increases were driven by aggressive advertising relating to the disposal of other real estate owned. Other real estate owned expenses increased $2.3 million, or 31 percent, from prior quarter and increased $6.8 million, or 235 percent, from the prior year third quarter. The current quarter other real estate owned expense of $9.7 million included $1.2 million of operating expenses, $6.4 million of fair value write-downs, and $2.1 million of loss on sale of other real estate owned. The other real estate owned expenses have increased as the Company continues to aggressively dispose of problem assets and other real estate owned. FDIC premiums increased $468 thousand, or 22 percent, from prior quarter and increased $934 thousand, or 55 percent, from the prior year third quarter. Other expenses increased $143 thousand, or 2 percent, from the prior quarter and increased $633 thousand, or 9 percent, from the prior year third quarter which was primarily due to an increase in debt card expenses reflecting the increase in debit card activity and number of debit cards.

In the current quarter, the Company revised the efficiency ratio calculation to be consistent with industry reporting by SNL Financial and has also revised the efficiency ratio reported for all prior periods. The efficiency ratio is now calculated as non-interest expense before other real estate owned expenses, core deposit intangible amortization, and non-recurring expense items as a percentage of fully taxable-equivalent net interest income and non-interest income, excluding gains and losses on sale of investment securities, other real estate owned income, and non-recurring income items. The efficiency ratio for the quarter was 50 percent compared to 47 percent for the prior year third quarter. The increase resulted from continuing pressure on net interest income in the current low interest rate environment coupled with small increases in operating expenses.
Provision for Loan Losses
The current quarter provision for loan loss expense was $19.2 million, an increase of $1.9 million from the prior quarter and a decrease of $27.9 million from the same quarter in 2009. Net charged-off loans for the current quarter were $26.6 million compared to $19.2 million for the prior quarter and $19.1 million for the same quarter in 2009.
The determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed in “Additional Management’s Discussion and Analysis” – Allowance for Loan and Lease Losses.
Results of Operations – The nine months ended September 30, 2010
Compared to the nine months ended September 30, 2009
Performance Summary
Net earnings for the nine months ended September 30, 2010 were $32.7 million, which is an increase of $7.8 million or 31 percent, over the prior year. Diluted earnings per share of $0.48 is an increase of 20 percent over $0.40 earned in 2009.
Revenue Summary

	Nine Months ended
	September 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	$ Change	% Change
Net interest income
Interest income	$219,319	$224,382	$(5,063)	-2%
Interest expense	41,214	42,894	(1,680)	-4%

Total net interest income	178,105	181,488	(3,383)	-2%

Non-interest income
Service charges, loan fees, and other fees	35,768	33,659	2,109	6%
Gain on sale of loans	17,391	20,834	(3,443)	-17%
Gain on sale of investments	2,597	2,667	(70)	-3%
Other income	5,830	3,235	2,595	80%

Total non-interest income	61,586	60,395	1,191	2%

	$239,691	$241,883	$(2,192)	-1%

Net interest margin (tax-equivalent)	4.32%	4.87%

Net Interest Income
Net interest income for the nine month period decreased $3.4 million, or 2 percent, over the same period in 2009. Total interest income decreased $5.1 million, or 2 percent, while total interest expense decreased $1.7 million, or 4 percent. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, decreased 55 basis points from 4.87 percent for 2009 to 4.32 percent for 2010 and included a 6 basis points reduction from the reversal of interest on non-accrual loans.
Non-interest Income
Non-interest income increased for the nine month period of 2010 by $1.2 million over the same period in 2009. Fee income for the first nine months of 2010 has increased $2.1 million, or 6 percent, compared to the prior year primarily from an increase in debit card income. Gain on sale of loans decreased $3.4 million, or 17 percent, over the first nine months of last year, primarily the result of significant refinance activity in the first half of 2009. Other income increased $2.6 million over the same period in 2009, of which $1.8 million relates to the second quarter 2010 sale of Mountain West’s merchant card servicing portfolio.
Non-interest Expense

	Nine Months ended
	September 30,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	$ Change	% Change
Compensation, employee benefits and related expense	$65,243	$63,589	$1,654	3%
Occupancy and equipment expense	17,970	17,341	629	4%
Advertising and promotions	5,148	5,042	106	2%
Outsourced data processing expense	2,205	2,181	24	1%
Core deposit intangibles amortization	2,422	2,294	128	6%
Other real estate owned expense	19,346	5,722	13,624	238%
Federal Deposit Insurance Corporation premiums	6,998	6,700	298	4%
Other expenses	22,880	21,616	1,264	6%

Total non-interest expense	$142,212	$124,485	$17,727	14%

Non-interest expense for the first nine months of 2010 increased by $17.7 million, or 14 percent, from the same period last year, of which 11 percent related to other real estate owned expense. The other real estate owned expenses of $19.3 million for the first nine months of 2010 included $3.3 million of operating expenses, $9.7 million of fair value write-downs, and $6.3 million of loss on sale of other real estate owned. FDIC premiums increased $298 thousand, or 4 percent, from the prior year which included a second quarter special assessment of $2.5 million. Compensation and employee benefits increased $1.7 million, or 3 percent, from 2009. Occupancy and equipment expense increased $629 thousand, or 4 percent, from 2009. Advertising and promotion expense increased by $106 thousand, or 2 percent, from 2009. Other real estate owned expense increased $13.6 million, or 238 percent, from the prior year first nine months. Other expense increased $1.3 million, or 6 percent, from the prior year.
The efficiency ratio for the first nine months of 2010 was 50 percent compared to 46 percent for the prior year’s first nine months. The increase in efficiency ratio resulted from continuing pressure on net interest income in the current low interest rate environment coupled with small increases in operating expenses.
Provision for Loan Losses
The provision for loan loss expense was $57.3 million for the first nine months of 2010, a decrease of $30.6 million, or 35 percent, from the same period in 2009. Net charged-off loans during the nine months ended September 30, 2010 was $66.0 million, an increase of $26.7 million from the same period in 2009.

Financial Condition Analysis
Assets

				$ Change from	$ Change from
	September 30,	December 31,	September 30,	December 31,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	2009	2009	2009
Cash on hand and in banks	$83,684	120,731	93,728	(37,047)	(10,044)
Investments, interest bearing deposits, FHLB stock, FRB stock, and fed funds	1,856,989	1,596,238	1,262,542	260,751	594,447
Loans
Residential real estate	787,335	797,626	787,911	(10,291)	(576)
Commercial	2,515,767	2,613,218	2,558,270	(97,451)	(42,503)
Consumer and other	680,858	719,401	700,069	(38,543)	(19,211)

Loans receivable, gross	3,983,960	4,130,245	4,046,250	(146,285)	(62,290)
Allowance for loan and lease losses	(134,257)	(142,927)	(125,330)	8,670	(8,927)

Loans receivable, net	3,849,703	3,987,318	3,920,920	(137,615)	(71,217)

Other assets	482,283	487,508	431,110	(5,225)	51,173

Total assets	$6,272,659	6,191,795	5,708,300	80,864	564,359

Total assets at September 30, 2010 were $6.273 billion, which is $81 million, or 1 percent greater than total assets of $6.192 billion at December 31, 2009. Total assets increased $564 million, or 10 percent, from September 30, 2009, of which $272 million, including $161 million in loans, related to the acquisition of First National in October 2009.
Investment securities, including interest bearing deposits, FHLB and FRB stock, and federal funds sold, have increased $261 million, or 16 percent, from December 31, 2009 and increased $594 million, or 47 percent, from September 30, 2009. The Company continues to purchase investment securities as loan originations slow, such purchases predominately mortgage-backed securities issued by Freddie Mac and Fannie Mae with low yields and short-weighted average lives. The Company also continues to selectively purchase tax-exempt investment securities. Investment securities represent 30 percent of total assets at September 30, 2010 versus 22 percent of total assets at September 30, 2009.
At September 30, 2010, gross loans were $3.984 billion, a decrease of $146 million over gross loans of $4.130 billion at December 31, 2009. The largest category decrease was in commercial loans which decreased $97 million, or 4 percent. The decrease in each loan category is due to the slowing loan demand within the Company’s market areas resulting from the current economic downturn. Excluding net charge-offs of $66 million, loans transferred to other real estate of $67 million, and an increase in loans held for sale of $49 million, loans decreased $62 million, or 2 percent annualized, from December 31, 2009.

Liabilities

				$ Change from	$ Change from
	September 30,	December 31,	September 30,	December 31,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	2009	2009	2009
Non-interest bearing deposits	$887,637	810,550	801,261	77,087	86,376
Interest bearing deposits	3,530,204	3,289,602	2,809,756	240,602	720,448
Federal Home Loan Bank advances	579,184	790,367	640,735	(211,183)	(61,551)
Federal Reserve Bank discount window	—	225,000	370,000	(225,000)	(370,000)
Securities sold under agreements to repurchase and other borrowed funds	254,995	226,251	225,583	28,744	29,412
Other liabilities	41,889	39,147	42,696	2,742	(807)
Subordinated debentures	125,096	124,988	120,167	108	4,929

Total liabilities	$5,419,005	5,505,905	5,010,198	(86,900)	408,807

As of September 30, 2010, non-interest bearing deposits of $888 million increased $77 million, or 13 percent annualized, since December 31, 2009 and increased $86 million, or 11 percent, since September 30, 2009. Interest bearing deposits of $3.530 billion at September 30, 2010 include $187 million issued through the Certificate of Deposit Account Registry System (“CDARS”). Interest bearing deposits increased $241 million, or 10 percent annualized, from December 31, 2009 and $720 million, or 26 percent from September 30, 2009. The increase in interest bearing deposits from December 31, 2009 and September 30, 2009 includes $175 million and $292 million, respectively, from wholesale deposits, including CDARS. The increase in non-interest bearing deposits and interest bearing deposits from September 30, 2009 includes $39 million and $197 million, respectively, from the First National acquisition. The increase in both interest bearing and non-interest bearing deposits was driven by a greater number of personal and business customers, as well as existing customers retaining cash deposits because of the uncertainty in the current interest rate environment and for liquidity purposes.
Increases in both interest and non-interest bearing deposits have allowed the Company to reduce overall borrowings. Federal Home Loan Bank advances decreased $211 million, or 27 percent, from December 31, 2009 and decreased $62 million, or 10 percent, from September 30, 2009. There were no Federal Reserve Bank borrowings through the Term Auction Facility program (“TAF”) at September 30, 2010 due to cessation of the TAF program by the Federal Reserve. TAF borrowings totaled $225 million at December 31, 2009 and $345 million at September 30, 2009. Repurchase agreements and other borrowed funds were $255 million at September 30, 2010, an increase of $29 million from December 31, 2009 and September 30, 2009.

Stockholders’ Equity

				$ Change from	$ Change from
	September 30,	December 31,	September 30,	December 31,	September 30,
Unaudited - Dollars in thousands, except per share data)	2010	2009	2009	2009	2009
Common equity	$837,212	686,238	682,956	150,974	154,256
Accumulated other comprehensive income (loss)	16,442	(348)	15,146	16,790	1,296

Total stockholders’ equity	853,654	685,890	698,102	167,764	155,552
Goodwill and core deposit intangible, net	(157,774)	(160,196)	(156,978)	2,422	(796)

Tangible stockholders’ equity	$695,880	525,694	541,124	170,186	154,756

Stockholders’ equity to total assets	13.61%	11.08%	12.23%
Tangible stockholders’ equity to total tangible assets	11.38%	8.72%	9.75%
Book value per common share	$11.87	11.13	11.35	0.74	0.52
Tangible book value per common share	$9.68	8.53	8.80	1.15	0.88
Market price per share at end of year	$14.59	13.72	14.94	0.87	(0.35)
Total stockholders’ equity and book value per share increased $168 million and $0.74 per share and $156 million and $0.52 per share, from December 31, 2010 and September 30, 2009, respectively, such increases are largely the result of the $146 million in net proceeds from the Company’s March equity offering of 10.291 million shares. Tangible stockholders’ equity has increased $170 million, or 32 percent, and $155 million, or 29 percent, since December 31, 2009 and September 30, 2009, respectively, with tangible stockholders’ equity to tangible assets at 11.38 percent, 8.72 percent, and 9.75 percent as of September 30, 2010, December 31, 2010, and September 30, 2009, respectively. Accumulated other comprehensive income (loss), representing net unrealized gains or losses (net of tax) on investment securities, increased $16.8 million since December 31, 2009 and $1.3 million from September 30, 2009.
On September 29, 2010, the Board of Directors declared a cash dividend of $0.13 per share, payable October 21, 2010 to shareholders of record on October 12, 2010. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality and general economic conditions.
Additional Management’s Discussion and Analysis
Loan Portfolio
The following tables summarize selected information by bank and regulatory classification on the Company’s loan portfolio:

	Loans Receivable, Gross by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09
Glacier	$891,508	942,254	950,000	-5%	-6%
Mountain West	884,648	957,451	971,240	-8%	-9%
First Security	575,980	566,713	574,371	2%	0%
1st Bank	275,650	296,913	299,095	-7%	-8%
Western	322,452	323,375	332,709	0%	-3%
Big Sky	259,474	270,970	283,110	-4%	-8%
Valley	194,705	187,283	188,221	4%	3%
First National	151,134	153,058	—	-1%	n/m
Citizens	173,941	166,049	172,769	5%	1%
First Bank-MT	114,665	117,017	123,846	-2%	-7%
San Juans	143,616	149,162	150,889	-4%	-5%
Eliminations	(3,813)	—	—	n/m	n/m

Total	$3,983,960	4,130,245	4,046,250	-4%	-2%

	Land, Lot and Other Construction Loans by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09
Glacier	$150,167	165,734	164,448	-9%	-9%
Mountain West	173,543	217,078	238,268	-20%	-27%
First Security	74,168	71,404	73,432	4%	1%
1st Bank	29,520	36,888	39,218	-20%	-25%
Western	30,552	32,045	37,887	-5%	-19%
Big Sky	56,440	71,365	73,944	-21%	-24%
Valley	13,423	14,704	15,450	-9%	-13%
First National	12,630	10,247	—	23%	n/m
Citizens	12,622	13,263	21,816	-5%	-42%
First Bank-MT	799	1,010	5,804	-21%	-86%
San Juans	31,389	39,621	36,202	-21%	-13%

Total	$585,253	673,359	706,469	-13%	-17%

	Land, Lot and Other Construction Loans by Bank, by Type at 9/30/10
		Consumer		Developed	Commercial
	Land	Land or	Unimproved	Lots for	Developed	Other
(Dollars in thousands)	Development	Lot	Land	Operative Builders	Lot	Construction
Glacier	$60,405	28,784	28,513	8,873	23,592	—
Mountain West	45,079	63,388	17,680	23,407	8,855	15,134
First Security	27,795	6,994	20,125	4,512	499	14,243
1st Bank	7,968	10,565	3,782	218	2,305	4,682
Western	15,190	5,938	4,858	587	1,863	2,116
Big Sky	20,402	17,622	9,290	729	2,377	6,020
Valley	2,259	5,485	1,308	106	3,288	977
First National	2,074	3,992	1,426	477	2,139	2,522
Citizens	2,790	2,292	2,957	50	657	3,876
First Bank-MT	—	50	749	—	—	—
San Juans	3,384	16,821	2,253	—	7,862	1,069

Total	$187,346	161,931	92,941	38,959	53,437	50,639

						Custom &
	Residential Construction Loans by Bank, by Type			% Change	% Change	Owner	Pre-Sold
	Balance	Balance	Balance	from	from	Occupied	& Spec
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09	9/30/10	9/30/10
Glacier	$42,975	57,183	72,828	-25%	-41%	$9,037	33,938
Mountain West	22,829	57,437	63,572	-60%	-64%	7,461	15,368
First Security	12,375	19,664	15,981	-37%	-23%	4,628	7,747
1st Bank	10,037	17,633	18,783	-43%	-47%	6,589	3,448
Western	1,294	2,245	3,709	-42%	-65%	871	423
Big Sky	13,724	20,679	27,803	-34%	-51%	256	13,468
Valley	5,550	5,170	5,380	7%	3%	4,455	1,095
First National	2,105	2,612	—	-19%	n/m	1,626	479
Citizens	11,175	13,211	16,705	-15%	-33%	5,166	6,009
First Bank-MT	135	234	179	-42%	-25%	135	—
San Juans	8,421	13,811	13,549	-39%	-38%	8,026	395

Total	$130,620	209,879	238,489	-38%	-45%	$48,250	82,370

	Single Family Residential Loans by Bank, by Type			% Change	% Change	1st	Junior
	Balance	Balance	Balance	from	from	Lien	Lien
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09	9/30/10	9/30/10
Glacier	$193,110	204,789	205,203	-6%	-6%	$170,746	22,364
Mountain West	297,676	278,158	275,936	7%	8%	258,331	39,345
First Security	93,629	82,141	82,349	14%	14%	79,130	14,499
1st Bank	59,102	65,555	63,893	-10%	-7%	54,069	5,033
Western	56,914	50,502	45,764	13%	24%	54,701	2,213
Big Sky	34,895	33,308	33,840	5%	3%	31,327	3,568
Valley	66,344	66,644	65,261	0%	2%	55,241	11,103
First National	15,169	19,239	—	-21%	n/m	11,794	3,375
Citizens	25,940	20,937	21,659	24%	20%	23,958	1,982
First Bank-MT	9,314	10,003	10,592	-7%	-12%	8,138	1,176
San Juans	29,164	22,811	22,790	28%	28%	27,571	1,593

Total	$881,257	854,087	827,287	3%	7%	$775,006	106,251

	Commercial Real Estate Loans by Bank, by Type			% Change	% Change	Owner	Non-Owner
	Balance	Balance	Balance	from	from	Occupied	Occupied
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09	9/30/10	9/30/10
Glacier	$228,090	232,552	235,576	-2%	-3%	$113,859	114,231
Mountain West	221,761	230,383	212,865	-4%	4%	145,032	76,729
First Security	225,806	224,425	223,756	1%	1%	152,480	73,326
1st Bank	61,460	64,008	66,924	-4%	-8%	43,559	17,901
Western	104,052	107,173	104,450	-3%	0%	54,236	49,816
Big Sky	90,337	82,303	83,489	10%	8%	54,758	35,579
Valley	51,985	48,144	48,202	8%	8%	33,866	18,119
First National	28,336	26,703	—	6%	n/m	22,406	5,930
Citizens	60,070	55,660	53,424	8%	12%	44,161	15,909
First Bank-MT	17,095	18,827	13,772	-9%	24%	11,070	6,025
San Juans	49,530	47,838	54,525	4%	-9%	28,820	20,710

Total	$1,138,522	1,138,016	1,096,983	0%	4%	$704,247	434,275

	Consumer Loans by Bank, by Type			% Change	% Change	Home Equity	Other
	Balance	Balance	Balance	from	from	Line of Credit	Consumer
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	12/31/09	9/30/09	9/30/10	9/30/10
Glacier	$155,150	162,723	161,416	-5%	-4%	$139,773	15,377
Mountain West	71,818	71,702	72,696	0%	-1%	62,729	9,089
First Security	74,765	78,345	80,444	-5%	-7%	48,793	25,972
1st Bank	41,937	46,455	46,686	-10%	-10%	16,654	25,283
Western	46,772	48,946	49,912	-4%	-6%	33,309	13,463
Big Sky	27,462	28,903	28,906	-5%	-5%	24,584	2,878
Valley	25,204	24,625	25,753	2%	-2%	15,771	9,433
First National	26,416	27,320	—	-3%	n/m	16,292	10,124
Citizens	30,566	29,253	28,276	4%	8%	24,174	6,392
First Bank-MT	7,937	7,650	7,699	4%	3%	3,803	4,134
San Juans	13,900	14,189	13,935	-2%	0%	12,605	1,295

Total	$521,927	540,111	515,723	-3%	1%	$398,487	123,440

n/m —	not measurable

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
Although the Company and Banks continue to actively monitor economic trends, soft economic conditions combined with potential declines in the values of real estate that collateralize most of the Company’s loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.
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
At the end of each quarter, each of the community bank subsidiaries analyzes it’s loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The allowance consists of a specific component and a general component. The specific component relates to loans that are determined to be impaired. A valuation allowance is established when the fair value of collateral-dependent loans or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan and lease. The general component relates to probable credit losses inherent in the balance of the portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. Each of the Bank’s ALLL is considered adequate to absorb losses from any segment of its loan and lease portfolio.
Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank’s allowance is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the bank’s unimpaired loan and lease portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight, i.e., measurement and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor.
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

The Company’s model of eleven independent wholly-owned community banks, each with its own loan committee, chief credit officer and Board of Directors, provides substantial local oversight to the lending and credit management function. Unlike a traditional, single-bank holding company, the Company’s decentralized business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company and the community bank subsidiaries operate further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.
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
The Company considers the ALLL balance of $134.3 million adequate to cover inherent losses in the loan and lease portfolios as of September 30, 2010. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the amount reserved, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II, ITEM 1A. Risk Factors.”
The following table summarizes the allocation of the ALLL:

	September 30, 2010		December 31, 2009		September 30, 2009
	Allowance	Percent	Allowance	Percent	Allowance	Percent
	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in
(Unaudited - Dollars in thousands)	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category
Residential real estate	$11,872	19.8%	13,496	19.6%	11,959	19.5%
Commercial real estate	61,092	46.3%	66,791	45.9%	59,471	47.7%
Other commercial	39,768	16.8%	39,558	17.5%	33,406	15.5%
Consumer and other loans	21,525	17.1%	23,082	17.0%	20,494	17.3%

Totals	$134,257	100.0%	142,927	100.0%	125,330	100.0%

The following tables summarize the ALLL experience at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	Nine Months ended	Year ended	Nine Months ended
	September 30,	December 31,	September 30,
(Unaudited — Dollars in thousands)	2010	2009	2009
Balance at beginning of period	$142,927	76,739	76,739
Charge-offs
Residential real estate	(12,287)	(18,854)	(10,031)
Commercial loans	(51,274)	(35,077)	(26,408)
Consumer and other loans	(5,307)	(6,965)	(4,552)

Total charge-offs	(68,868)	(60,896)	(40,991)

Recoveries
Residential real estate	695	423	372
Commercial loans	1,841	1,636	1,011
Consumer and other loans	344	407	294

Total recoveries	2,880	2,466	1,677

Charge-offs, net of recoveries	(65,988)	(58,430)	(39,314)
Provision for loan losses	57,318	124,618	87,905

Balance at end of period	$134,257	142,927	125,330

Allowance for loan and lease losses as a percentage of total loan and leases	3.37%	3.46%	3.10%

Net charge-offs as a percentage of total loans	1.66%	1.42%	0.97%

					Provision for
				Provision for	the Year-to-Date	ALLL
	Allowance for Loan and Lease Losses			Year-to-Date	Ended 9/30/10	as a Percent
	Balance	Balance	Balance	Ended	Over Net	of Loans
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	9/30/10	Charge-Offs	9/30/10
Glacier	$34,936	38,978	35,835	18,300	0.8	3.92%
Mountain West	28,963	37,551	32,686	23,300	0.7	3.27%
First Security	19,007	18,242	15,673	5,100	1.2	3.30%
1st Bank	11,224	10,895	10,038	2,150	1.2	4.07%
Western	8,719	8,762	8,020	700	0.9	2.70%
Big Sky	10,450	10,536	8,862	2,900	1.0	4.03%
Valley	4,752	4,367	4,132	500	4.3	2.44%
First National	2,498	1,679	—	1,453	2.3	1.65%
Citizens	6,000	4,865	4,064	1,900	2.5	3.45%
First Bank — MT	3,070	2,904	2,699	265	2.7	2.68%
San Juans	4,638	4,148	3,321	750	2.9	3.23%

Total	$134,257	142,927	125,330	57,318	0.9	3.37%

	Net Charge-Offs, Year-to-Date Period Ending, By Bank
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	9/30/10	9/30/10
Glacier	$22,342	12,012	4,155	22,762	420
Mountain West	31,888	28,931	21,296	32,521	633
First Security	4,335	3,745	1,889	5,431	1,096
1st Bank	1,821	5,917	5,024	2,288	467
Western	743	1,500	1,342	827	84
Big Sky	2,986	4,896	4,370	3,073	87
Valley	115	414	349	125	10
First National	634	4	—	655	21
Citizens	765	656	532	771	6
First Bank-MT	99	26	31	104	5
San Juans	260	329	326	311	51

Total	$65,988	58,430	39,314	68,868	2,880

	Net Charge-Offs (Recoveries), Year-to-Date
	Period Ending, By Loan Type
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	9/30/10	9/30/10
Residential construction	$6,248	13,455	6,363	6,530	282
Land, lot and other construction	37,456	28,310	22,567	38,465	1,009
Commercial real estate	7,965	1,187	763	8,108	143
Commercial and industrial	4,010	3,610	2,022	4,655	645
1-4 family	6,771	7,242	4,745	7,195	424
Home equity lines of credit	2,987	2,357	1,419	3,015	28
Consumer	583	1,895	1,370	854	271
Other	(32)	374	65	46	78

Total	$65,988	58,430	39,314	68,868	2,880

At September 30, 2010, the allowance for loan and lease losses was $134.3 million, an increase of $8.9 million from a year ago and a decrease of $8.7 million from year end. The allowance was 3.37 percent of total loans outstanding at September 30, 2010, such percentage was down from the 3.51 percent at June 30, 2010, but higher than the 3.10 percent at September 30, 2009. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision for loan loss expense at each subsidiary bank.
The allowance determined by each of the community bank subsidiaries is combined together into a single allowance for the Company. As of September 30, 2010 and 2009, the Company’s allowance consisted of the following components:

	September 30,	September 30,
(Unaudited — Dollars in thousands)	2010	2009
Specific allowance	$18,622	23,056
General allowance	115,635	102,274

Total allowance	$134,257	125,330

The specific valuation allowance of $18.6 million pertains to total impaired loans of $232.4 million. Included in the impaired loans is $144.5 million of loans which have no specific valuation allowance since the fair values (less estimated costs to sell) exceed the carrying values of such loans.

The increase in the ALLL was primarily due to the increase in non-performing assets since September 30, 2009 and a continuing downturn in global, national and local economies. The eleven bank subsidiaries provide commercial services to individuals, small to medium size businesses, community organizations and public entities from 105 locations, including 96 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain areas in which the bank subsidiaries operate have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the downturn in the global, national, and local economies is not uniform across each of the bank subsidiaries.
The soft economic conditions during much of 2009, though stabilized during the first nine months of 2010, included the declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan and lease portfolios, among other factors. While national unemployment increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009 and dropping to 9.6 at September 30, 2010, the unemployment rates for the states in which the community bank subsidiaries conduct operations were significantly lower throughout 2009 and in the first nine months of 2010 than the national unemployment percentages. Agricultural prices declines in livestock and grain in 2009 have significantly recovered in the first nine months of 2010. Concurrently, prices for oil held strong, while prices for natural gas remain below the exceptionally high price levels of 2008. The decline in the cost of living, as reflected in CPI measures, helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economy influences over both a short-term and long-term horizon. The Company’s allowance is commensurate with the risk in the Company’s loan and lease portfolio and is directionally consistent with the change in the quality of the Company’s loan and lease portfolio as determined at each bank subsidiary.
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

Non-performing Assets
The following tables summarize information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	September 30,	December 31,	September 30,
(Unaudited - Dollars in thousands)	2010	2009	2009
Non-accrual loans
Residential real estate	$23,705	20,093	17,295
Commercial	161,838	168,328	159,894
Consumer and other	7,152	9,860	8,388

Total	192,695	198,281	185,577
Accruing loans 90 days or more overdue
Residential real estate	709	1,965	371
Commercial	4,202	1,311	1,586
Consumer and other	424	2,261	934

Total	5,335	5,537	2,891

Other real estate owned	63,440	57,320	54,537

Total non-performing loans and real estate and other assets owned	$261,470	261,138	243,005

Allowance for loan and lease losses as a percentage of non-performing assets	51%	55%	52%
Non-performing assets as a percentage of total subsidiary assets	4.03%	4.13%	4.10%

Accruing loans 30-89 days overdue	$40,923	87,491	43,606

Interest income [1]	$8,263	11,730	8,175

[1]	Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2010, year ended December 31, 2009 and nine months ended September 30, 2009 had such loans performed pursuant to contractual terms.

				Non-	Accruing	Other
	Non-performing Assets, by Loan Type			Accruing	Loans 90 Days	Real Estate
	Balance	Balance	Balance	Loans	or More Overdue	Owned
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	9/30/10	9/30/10	9/30/10

Custom and owner occupied construction	$4,126	3,281	1,131	1,752	1,609	765
Pre-sold and spec construction	19,628	29,580	39,812	17,016	—	2,612
Land development	81,505	88,488	84,929	58,443	—	23,062
Consumer land or lots	11,488	10,120	12,092	7,101	678	3,709
Unimproved land	40,082	32,453	29,779	25,366	—	14,716
Developed lots for operative builders	8,721	11,565	10,909	7,297	—	1,424
Commercial lots	3,219	909	1,011	3,183	—	36
Other construction	3,485	—	—	3,485	—	—
Commercial real estate	30,107	32,300	21,475	20,757	379	8,971
Commercial and industrial	14,005	12,271	9,235	12,195	1,780	30
Agriculture loans	5,645	283	1,121	5,115	125	405
1-4 family	31,782	30,868	24,615	24,652	412	6,718
Home equity lines of credit	5,446	6,234	5,539	4,432	253	761
Consumer	746	1,042	923	416	99	231
Other	1,485	1,744	434	1,485	—	—

Total	$261,470	261,138	243,005	192,695	5,335	63,440

					Non-Accrual &
	Accruing 30-89 Days Delinquent Loans and			Accruing	Accruing Loans	Other
	Non-Performing Assets, by Bank			30-89 Days	90 Days or	Real Estate
	Balance	Balance	Balance	Overdue	More Overdue	Owned
(Dollars in thousands)	9/30/10	12/31/09	9/30/09	9/30/10	9/30/10	9/30/10
Glacier	$77,144	97,666	99,792	8,267	62,413	6,464
Mountain West	71,780	109,187	76,073	14,989	53,756	3,035
First Security	55,627	59,351	46,321	7,245	35,950	12,432
1st Bank	18,166	21,117	19,744	2,890	6,566	8,710
Western	10,293	9,315	8,917	533	6,622	3,138
Big Sky	23,882	31,711	26,941	1,653	15,910	6,319
Valley	1,916	2,542	1,638	840	1,003	73
First National	10,519	9,290	—	701	9,073	745
Citizens	7,989	5,340	5,653	1,965	4,412	1,612
First Bank — MT	669	800	538	245	320	104
San Juans	5,252	2,310	994	1,595	2,005	1,652
GORE	19,156	—	—	—	—	19,156

Total	$302,393	348,629	286,611	40,923	198,030	63,440

The allowance was 51 percent of non-performing assets at September 30, 2010, compared to 55 percent at the prior year end and down slightly from 52 percent a year ago. Non-performing assets as a percentage of total subsidiary assets at September 30, 2010 were at 4.03 percent, down from 4.13 percent as of prior year end, and down from 4.10 percent at September 30, 2009. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.
Most of the Company’s non-performing assets are secured by real estate and, based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company.
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
Loans are designated impaired when the Company has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which includes loans, based upon current information and events, where it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more overdue) and accruing loans under ninety days overdue where it is probable payments will not be received according to the loan agreement. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due. At the time a loan is identified as impaired, it is measured for impairment and thereafter reviewed and measured on at least a quarterly basis for additional impairment.

The amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For impairment based on expected future cash flows, the Company considers all information available as of a measurement date, including past events, current conditions, potential prepayments, and estimated costs to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. For alternative ranges of cash flows, the likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows. The effective interest rate for a loan restructured in a troubled debt restructuring is based on the original contractual rate.
For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral less the estimated cost to sell. The Company measures impairment on collateral-dependent loans on a loan-by-loan basis. Fair value of collateral-dependent loans (and other real estate acquired by foreclosure or deed-in-lieu of foreclosure) is determined primarily based upon appraisal or evaluation of the underlying real property value.
When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Total interest income recognized for impaired loans under the cash basis for the nine months ended September 30, 2010 and 2009 was not significant. Of the $232.4 million impaired loans as of September 30, 2010, there were 48 commercial real estate loans that accounted for $117.4 million, or 51 percent, of the impaired loans. The 48 loans were collateralized by 142 percent of the loan value, the majority of which had appraisals (new or updated) in the later half of 2009 or 2010. Of the $232.4 million impaired loans, there was $159.4 million, or 69 percent, of multiple impaired loans issued to a single or related party group of borrowers. The amount of impaired loans that have had partial charge-offs during the first nine months of 2010 for which the Company continues to have concern about the collectability of the remaining loan balance was $38.4 million. Of these loans, there were charge-offs of $25.8 million during 2010.
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. With respect to the types of loan modifications made to the identified restructured loans, the following modifications were made:
•	Reduction of the stated interest rate for the remaining term of the debt

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics, and

•	Reduction of the face amount of the debt as stated in the debt agreements.
Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company has not restructured any commercial real estate loans that resulted in the creation of multiple new loans. The Company does not utilize the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company’s TDR loans are considered impaired loans, of which the majority are designated as nonaccrual. The Company does not have any commercial TDR loans as of September 30, 2010 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company had troubled debt restructuring loans of $71.3 million as of September 30, 2010. The Company has troubled debt restructured loans issued to a single borrower or related party groups that are currently in nonaccrual status or that have had charge-offs during the year, but which continue to have other loans that are currently recorded on accrual status. The amount of these troubled debt restructures is $19.7 million as of September 30, 2010 and the amount of the accruing loans is $30.6 million as of September 30, 2010.

Interest Reserves
Interest reserves are used to periodically advance loan funds to pay interest charges on the outstanding balance of the related loan. As with any extension of credit, the decision to establish a loan-funded interest reserve upon origination of construction loans as well as land acquisition, development and construction (“ADC”) loans is based on prudent underwriting, including the feasibility of the project, expected cash flow, creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other collateral. Interest reserves provide an effective means for addressing the cash flow characteristics of construction and ADC loans. In response to the downturn in the housing market and potential impact upon construction and ADC lending, the Company discourages the creation or continued use of interest reserves.
The Company’s Loan Policy and credit administration practices establish standards and limits for all extensions of credit that are secured by interests in or liens on real estate, or made for the purpose of financing the construction of real property or other improvements. Ongoing monitoring and review of the loan portfolio, including construction and ADC loans, include assessing, based on current information, the borrowers’ and guarantors’ creditworthiness, value of the real estate and other collateral, the project’s performance against projections, and monthly inspections by employees or external parties until the real estate project is complete.
Interest reserves are advanced provided the related construction or ADC loan is performing as expected. Loans with interest reserves may be extended, renewed or restructured only when the related loan continues to perform as expected and meets the prudent underwriting standards identified above. Such renewals, extension or restructuring are not permitted in order to keep the related loan current.
In monitoring the performance and credit quality of a construction or an ADC loan, the Company assesses the adequacy of any remaining interest reserve, and whether the use of an interest reserve remains appropriate in the presence of emerging weakness and associated risks in the construction or ADC loan.
The ongoing accrual and recognition of uncollected interest as income continues only when facts and circumstances continue to reasonably support the contractual payment of principal or interest. Loans are designated as non-accrual when the collection of the contractual principal or interest is unlikely and the accrual of interest and its capitalization into the loan balance will be discontinued for such loans.
The Company had loans with interest reserves of $156.5 million and $216.4 million of which there was remaining interest reserves of $991 thousand and $3.4 million as of September 30, 2010 and December 31, 2009, respectively.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2010 and 2009 was $7.4 million and $4.6 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 18.5 percent and 15.6 percent, respectively. The primary reason for the low effective rate is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $17.4 million and $16.7 million for the nine months ended September 30, 2010 and 2009, respectively. The federal tax credit benefits were $300 thousand and $1.8 million for the three and nine months ended September 30, 2010, respectively, and $359 thousand and $634 thousand for the three and nine months ended September 30, 2009, respectively. The Company continues its investments in select municipal securities and various VIEs whereby the Company receives federal tax credits and therefore the Company expects to maintain a moderate amount of tax-exempt items. For additional information on income taxes see Note 10, Federal and State Income Taxes, in “ITEM 1. Financial Statements.”

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
The Company believes that macroeconomic conditions occurring the first nine months of 2010 and in 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).
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
In evaluating equity securities for other-than-temporary impairment losses, management assesses the Company’s ability and intent to retain the equity securities for a period of time sufficient to allow for anticipated recovery in fair value. Equity securities owned at September 30, 2010 primarily consisted of stock issued by the Federal Home Loan Bank and the Federal Reserve Bank, such shares are measured at cost for purposes in recognition of the transferability restrictions imposed by the issuers. Other equity securities include Federal Agriculture Mortgage Corporation and Bankers Bank of the West Bancorporation, Inc. The fair value of other stock in an unrealized loss position was $5 thousand, with unrealized losses of $6 thousand or 115 percent of fair value, at September 30, 2010.
In evaluating debt securities for other-than-temporary impairment, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. During the first nine months of 2010, the Company sold 83 securities of which 69 were tax-exempt state and local government securities, 66 of which were sold at a gross realized gain aggregating $2.868 million, 3 of which were sold at a gross realized loss aggregating $66 thousand, a net realized gain of $2.802 million. Of the 83 securities, 11 were non-guaranteed private label whole loan mortgages, 8 of which were sold at a gross realized gain aggregating $522 thousand, 3 of which were sold at a gross realized loss aggregating $727 thousand, a net realized loss of $205 thousand, 3 were US Treasury bonds, 1 of which was sold at a gross realized gain of $160 dollars, 2 of which were sold at a gross realized loss aggregating $10 dollars, a net realized gain of $150 dollars. Such sales were executed with the proceeds used to buy additional investment securities such that the investment portfolio performs well across varying interest rate environments.

During the first half of 2009, the Company sold no investment securities as the Company continued its then historical approach to managing the investment portfolio, i.e., to “buy and hold” securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as “available-for-sale.” During the second half of 2009, the Company sold 59 securities of which 53 were tax-exempt state and local government securities, 7 of which were each sold at a gross realized loss of $1.118 million and 46 of which were each sold at a gross realized gain of $3.922 million, a net realized gain of $2.804 million. Of the 59 securities sold in the second half of 2009, 6 were residential mortgage-backed securities, with such securities sold at a gross realized gain aggregating $3.191 million.
Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. With respect to its impaired debt securities at September 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.
As of September 30, 2010, there were 161 investments in an unrealized loss position of which 159 were debt securities and 2 were equity securities. With respect to the 159 debt securities, residential mortgage-backed securities have the largest unrealized loss. The fair value of these securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $372.867 million at September 30, 2010 of which $212.219 million was purchased during 2010, the remainder of which had a fair market value of $233.108 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $1.263 million since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss decreased from 4.9 percent of fair value at December 31, 2009 to 3.23 percent of fair value at September 30, 2010. The fair value of Collateralized Debt Obligation (“CDO”) securities in an unrealized loss position is $7.292 million, with unrealized losses of $5.068 million at September 30, 2010; the unrealized loss decreased from 162.7 percent of fair value at December 31, 2009 to 69.5 percent of fair value at September 30, 2010. The fair value of state and local government securities in an unrealized loss position were $29.792 million at September 30, 2010 of which $5.246 million was purchased during 2010, the remainder of which had a fair market value of $23.565 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $109 thousand since purchase. Of the remaining state and local government securities in a loss position, the unrealized loss decreased from 5.9 percent of fair value at December 31, 2009 to 1.5 percent of fair value at September 30, 2010. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

		Number of	Number of
	Unrealized	Debt	Equity
(Dollars in thousands)	Loss	Securities	Securities
Greater than 40.0%	$5,072	6	1
30.1% to 40.0%	3	—	1
20.1% to 30.0%	—	—	—
15.1% to 20.0%	3,264	4	—
10.1% to 15.0%	1,221	6	—
5.1% to 10.0%	—	—	—
0.1% to 5.0%	2,449	143	—

Total	$12,009	159	2

With respect to the duration of the impaired debt securities, the Company identified 33 which have been continuously impaired for the 12 months ending September 30, 2010. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. 15 of the 33 securities are state and local tax-exempt securities with an unrealized loss of $329,549, the most notable of which had an unrealized loss of $159,376. 6 of the 33 securities are identical CDO securities with an aggregate unrealized loss of $5,068,357, the most notable of which had an unrealized loss of $1,267,089.
With respect to the CDO securities, each is in the in the form of pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s and rated “A” by Fitch. As of the end of the third and second quarters of 2010, 8 of the 26 trust subsidiaries have elected to defer the interest on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were deferring interest compared to 3 of the 26 trust subsidiaries deferring interest on their respective obligations as of the end of the first three quarters of 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 17.40% of the outstanding principle of the Senior Notes has been prepaid through September 30 and June 30, 2010 compared to 15.22% at March 31, 2010 and December 31, 2009. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. For each of the first three quarters of 2010 and the fourth quarter of 2009, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of the end of each of the first three quarters of 2010 and at each quarter end in 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at September 30, 2010 and for each of the prior quarters of 2010 and 2009 was temporary, and not other-than-temporary.
Of the 33 securities temporarily impaired continuously for twelve months, 10 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $4,324,373, the most notable of which had an unrealized loss of $869,092. Of the 10 non-guaranteed private label whole loan mortgages, 3 are collateralized by 30-year fixed residential mortgages considered to be “Prime” and 7 are collateralized by 30-year fixed residential mortgages considered to be “ALT — A.” Moreover, none of the underlying mortgage collateral is considered “subprime”.

The Company’s engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase. When available, the collateral loss estimates are compared against loss estimates obtained from the credit rating agencies for the CMO structure and the resulting impact upon the tranche.
The analysis includes performance projections based upon cash flow assumptions designed to assess risk by capturing key performance data and trends such as delinquencies, severity of defaults, severity of collateral loss, and a range of prepayment speeds taking into account both voluntary (“CRR”) and involuntary (“CDR”) payments and the seniority of the CMO tranche within the CMO deal. The projected cash flows incorporate a range of macroeconomic trends, including for example, interest rates, gross domestic product and employment, as well as home price appreciation/depreciation (HPA) and geographic affordability (Geo Aff).
HPA scenarios are performed at loan-level capturing characteristics such as loan-to-value, credit scores (e.g., FICO), loan type, occupancy, purpose, and geography. Geographic Affordability is also a house price appreciation scenario and such refers to house price affordability levels by geography (relative to income). Prior to performing any HPA or Geo Aff-based analysis, significant fine-tuning adjustments are made to factor in the current state of the housing market. Tuning adjustments include delinquency roll rates, cure rates, voluntary prepayments, loan-to-values, and credit scores. Additionally, other factors used in the analyses are updated for current market conditions and trends, including loss severities and collateral loss estimates provided by the credit rating agencies for the CMO structures.
Based on the analysis of its impaired securities as of September 30, 2010, the Company determined that none of such securities had other-than-temporary impairment.
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

	Nine Months ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(2,896)	(4,025)	(6,921)
Commercial loans	(983)	(1,910)	(2,893)
Consumer and other loans	(501)	(1,171)	(1,672)
Investment securities	23,982	(17,559)	6,423

Total interest income	19,602	(24,665)	(5,063)

Interest expense
NOW accounts	508	1	509
Savings accounts	94	(306)	(212)
Money market demand accounts	733	(1,478)	(745)
Certificate accounts	3,024	(5,913)	(2,889)
Wholesale deposits	6,587	(4,354)	2,233
FHLB advances	3,399	(2,074)	1,325
Repurchase agreements and other borrowed funds	(5,208)	3,307	(1,901)

Total interest expense	9,137	(10,817)	(1,680)

Net interest income	$10,465	(13,848)	(3,383)

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

	Three Months ended 9/30/10			Nine Months ended 9/30/10
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets
Residential real estate loans	$773,672	11,367	5.88%	$774,973	34,621	5.96%
Commercial loans	2,543,798	35,734	5.57%	2,574,842	109,409	5.68%
Consumer and other loans	687,139	10,599	6.12%	691,373	31,959	6.18%

Total loans	4,004,609	57,700	5.72%	4,041,188	175,989	5.82%

Tax-exempt investment securities[1]	489,658	5,972	4.88%	474,324	17,410	4.89%

Taxable investment securities[2]	1,339,456	8,431	2.52%	1,272,642	25,920	2.72%

Total earning assets	5,833,723	72,103	4.90%	5,788,154	219,319	5.07%

Goodwill and intangibles	158,239			159,037
Non-earning assets	287,128			282,368

Total assets	$6,279,090			$6,229,559

Liabilities
NOW accounts	$707,097	622	0.35%	$712,650	2,028	0.38%
Savings accounts	346,652	175	0.20%	340,125	568	0.22%
Money market demand accounts	858,942	1,737	0.80%	839,585	5,662	0.90%
Certificate accounts	1,088,215	5,402	1.97%	1,080,434	15,997	1.98%
Wholesale deposits[3]	622,032	1,206	0.77%	533,425	3,440	0.86%
FHLB advances	539,791	2,318	1.70%	657,698	7,083	1.44%
Securities sold under agreements to repurchase and other borrowed funds	383,279	2,121	2.19%	414,238	6,436	2.08%

Total interest bearing liabilities	4,546,008	13,581	1.19%	4,578,155	41,214	1.20%

Non-interest bearing deposits	849,977			813,038
Other liabilities	25,259			32,078

Total liabilities	5,421,244			5,423,271

Stockholders’ Equity
Common stock	719			689
Paid-in capital	643,567			600,732
Retained earnings	200,159			196,708
Accumulated other comprehensive income	13,401			8,159

Total stockholders’ equity	857,846			806,288

Total liabilities and stockholders’ equity	$6,279,090			$6,229,559

Net Interest Income		$58,522			$178,105

Net Interest Spread			3.71%			3.87%
Net Interest Margin			3.98%			4.11%
Net Interest Margin (tax-equivalent)			4.19%			4.32%

[1]	Excludes tax effect of $7,708,000 and $2,644,000 on tax-exempt investment security income for the year-to-date and quarter ended September 30, 2010, respectively.

[2]	Excludes tax effect of $1,107,000 and $398,000 on investment security tax credits for the year-to-date and quarter ended September 30, 2010, respectively.

[3]	Wholesale deposits include brokered deposits classified as NOW, money market demand, and CDs.

Liquidity Risk
Liquidity risk is the possibility that the Company will not be able to fund present and future obligations. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. The Banks’ source of funds is generated by deposits, principal and interest payments on loans, sale of loans and securities, short and long-term borrowings, and net earnings. In addition, all of the Banks are members of FHLB. As of September 30, 2010, the Banks had $1.091 billion of available FHLB borrowing capacity of which $579 million was utilized. The Banks may also borrow funds through the FRB and from the U.S. Treasury Tax and Loan program of which the Banks have remaining borrowing capacity of $396 million and $9 million, respectively. Management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each bank subsidiary as well as the Company as a whole.
Capital Resources and Adequacy
Maintaining capital strength continues to be a long term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders’ equity increased $168 million since prior year end, or 24 percent, the net result of earnings of $33 million, a public offering of stock of $146 million, an increase of $17 million in net unrealized gains on available-for-sale investment securities, less cash dividend payments of $28 million.
The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2010.

	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$853,654	853,654	853,654
Less:
Goodwill and intangibles	(151,279)	(151,279)	(151,279)
Accumulated other comprehensive unrealized gain on AFS securities	(16,442)	(16,442)	(16,442)
Plus:
Allowance for loan and lease losses	—	57,499	—
Subordinated debentures	124,500	124,500	124,500

Regulatory capital	$810,433	867,932	810,433

Risk weighted assets	$4,523,412	4,523,412

Total adjusted average assets			$6,127,811

Capital as % of risk weighted assets	17.92%	19.19%	13.23%
Regulatory “well capitalized” requirement	6.00%	10.00%	5.00%

Excess over “well capitalized” requirement	11.92%	9.19%	8.23%

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
In July 2010, FASB issued an amendment to FASB ASC Subtopic 310-30, Disclosures about the Credit Quality of Financing. As a result of the amendments in this Update, the Company will provide additional information to assist financial users in assessing the Company’s credit risk exposures and evaluating the adequacy of the Company’s allowance for loan loss. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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
Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2010, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.
ITEM 1A. Risk Factors
The Company and its eleven independent wholly-owned community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

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
The inability of borrowers to repay loans can erode earnings by reducing earnings and by requiring the Company to add to its allowance for loan and lease losses. The effects of the national economic downturn are significantly impacting the market areas the Company serves. Further deterioration in the market areas the Company serves, as well as the continuation of the current economic downturn, could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company’s business, financial condition, results of operations and prospects:
•	loan delinquencies may increase further;

•	problem assets and foreclosures may increase further;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	demand for banking products and services may decline; and

•	low cost or non-interest bearing deposits may decrease.
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
The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009 and the first three quarters of 2010. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.
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
The FDIC recently adopted a new deposit insurance fund restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by financial reform legislation passed in 2010.
On May 22, 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. This special assessment was in addition to the regular quarterly risk-based assessment.
The FDIC has required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period. In 2009, the FDIC also adopted a final rule revising its risk-based assessment system, which became effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.
Despite the FDIC’s recently adopted plan to restore the deposit insurance fund, the fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable
(b)	Not Applicable
(c)	Not Applicable
ITEM 3. Defaults upon Senior Securities
(a)	Not Applicable
(b)	Not Applicable
ITEM 5. Other Information
(a)	Not Applicable
(b)	Not Applicable
ITEM 6. Exhibits

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 101 —	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
November 8, 2010	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

November 8, 2010	/s/ Ron J. Copher
Ron J. Copher
Senior Vice President/CFO