Form 10-K
period 2010-12-31
GLACIER BANCORP INC
filed 2011-02-28
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-18911
GLACIER BANCORP, INC.

(Exact name of registrant as specified in its charter)

MONTANA	81-0519541

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana	59901

(Address of principal executive offices)	(Zip Code)

(406) 756-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	Nasdaq Global Select Market

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2010 (the last business day of the most recent second quarter), was $1,022,855,305 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
As of February 15, 2011, there were issued and outstanding 71,915,073 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2011 Annual Meeting Proxy Statement dated March 29, 2011 are incorporated by reference into Part III of this Form 10-K.

GLACIER BANCORP, INC.
FORM 10-K ANNUAL REPORT
For the Year ended December 31, 2010

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:
▪	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of declines in the housing and real estate markets in its geographic areas;

▪	increased loan delinquency rates;

▪	the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

▪	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

▪	legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

▪	costs or difficulties related to the integration of acquisitions;

▪	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

▪	reduced demand for banking products and services;

▪	the risks presented by public stock market volatility, which could adversely affect the market price of our common stock and our ability to raise additional capital in the future;

▪	competition from other financial services companies in our markets;

▪	loss of services from the senior management team; and

▪	the Company’s success in managing risks involved in the foregoing.
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
Item 1. Business
GENERAL DEVELOPMENT OF BUSINESS
Glacier Bancorp, Inc., headquartered in Kalispell, Montana (the “Company”), is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 105 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, commercial, consumer, agriculture, and real estate loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

Subsidiaries
The Company includes the parent holding company (“Parent”) and the following nineteen subsidiaries which consist of eleven bank subsidiaries (collectively referred to hereafter as the “Banks”) and eight other subsidiaries.
Bank Subsidiaries

Montana
Glacier Bank (“Glacier”) founded in 1955
First Security Bank of Missoula (“First Security”) founded in 1973
Western Security Bank (“Western”) founded in 2001
Big Sky Western Bank (“Big Sky”) founded in 1990
Valley Bank of Helena (“Valley”) founded in 1978
First Bank of Montana (“First Bank-MT”) founded in 1924
Colorado
Bank of the San Juans (“San Juans”) founded in 1998
Idaho
Mountain West Bank (“Mountain West”) founded in 1993
Citizens Community Bank (“Citizens”) founded in 1996
Wyoming
1st Bank (“1st Bank”) founded in 1989
First National Bank & Trust (“First National”)
founded in 1912

Other Subsidiaries
GBCI Other Real Estate (“GORE”)
Glacier Capital Trust II (“Glacier Trust II”)
Glacier Capital Trust III (“Glacier Trust III”)
Glacier Capital Trust IV (“Glacier Trust IV”)
Citizens (ID) Statutory Trust I (“Citizens Trust I”)
Bank of the San Juans Bancorporation Trust I (“San Juans Trust I”)
First Company Statutory Trust 2001 (“First Co Trust 01”)
First Company Statutory Trust 2003 (“First Co Trust 03”)
In April 2010, the Company formed a wholly-owned subsidiary, GORE, to isolate bank foreclosed properties for legal protection and administrative purposes. During the year, foreclosed properties were sold to GORE from bank subsidiaries at fair market value and such properties remaining are currently held for sale.
The Company formed or acquired First Co Trust 01, First Co Trust 03, San Juans Trust I, Glacier Trust IV, Glacier Trust III, Citizens Trust I, and Glacier Trust II as financing subsidiaries. The trusts were formed for the purpose of issuing trust preferred securities and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, Consolidation, the subsidiaries are not consolidated into the Company’s financial statements. The preferred securities entitle the shareholder to receive cumulative cash distributions from payments on subordinated debentures of the Company. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services at Glacier and Big Sky and Morgan Stanley Smith Barney at First National, both non-affiliated companies. The Company shares in the commissions generated, without devoting significant management and staff time to this portion of the business.
Recent Acquisitions
The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On October 2, 2009, First Company and its subsidiary, First National Bank & Trust, was acquired by the Company. On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, Bank of the San Juans in Durango, Colorado, was acquired by the Company. On April 30, 2007, North Side State Bank (“North Side”) in Rock Springs, Wyoming was acquired and became a part of 1st Bank. On October 1, 2006, Citizens Development Company (“CDC”) and its five bank subsidiaries located across Montana were acquired by the Company. On September 1, 2006, First National Bank of Morgan (“Morgan”) and its one branch office in Mountain Green, Utah was acquired.

Federal Deposit Insurance Corporation, Federal Home Loan Bank and Federal Reserve Bank
The Federal Deposit Insurance Corporation (“FDIC”) insures each bank subsidiary’s deposit accounts. All bank subsidiaries, except San Juans, are members of the Federal Home Loan Bank (“FHLB”) of Seattle. San Juans is a member of the FHLB of Topeka. FHLB of Seattle and Topeka are two of twelve banks that comprise the FHLB System. All bank subsidiaries, with the exception of Mountain West, Citizens and San Juans, are members of the Federal Reserve Bank (“FRB”).
Bank Locations at December 31, 2010
The following is a list of the Parent and bank subsidiaries’ main office locations as of December 31, 2010. See “Item 2. Properties.”

Glacier Bancorp, Inc.	49	Commons Loop, Kalispell, MT 59901	(406) 756-4200
Glacier	202	Main Street, Kalispell, MT 59901	(406) 756-4200
Mountain West	125	Ironwood Drive, Coeur d’Alene, Idaho 83814	(208) 765-0284
First Security	1704	Dearborn, Missoula, MT 59801	(406) 728-3115
Western	2812	1st Avenue North, Billings, MT 59101	(406) 371-8258
1st Bank	1001	Main Street, Evanston, WY 82930	(307) 789-3864
Valley	3030	North Montana Avenue, Helena, MT 59601	(406) 495-2400
Big Sky	4150	Valley Commons, Bozeman, MT 59718	(406) 587-2922
First National	245	East First Street, Powell, WY 82435	(307) 754-2201
Citizens	280	South Arthur, Pocatello, ID 83204	(208) 232-5373
First Bank—MT	224	West Main, Lewistown, MT 59457	(406) 538-7471
San Juans	144	East Eighth Street, Durango, CO 81301	(970) 247-1818
FINANCIAL INFORMATION ABOUT SEGMENTS
The following abbreviated organizational chart illustrates the various existing parent and subsidiary relationships at December 31, 2010:
For information regarding the Parent, separate from the subsidiaries, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Business Segment Results
The Company defines operating segments and evaluates segment performance internally based on individual bank charters, with the exception of GORE. Centrally provided services to the banks are allocated based on estimated usage of those services. If required, variable interest entities (“VIEs”) are consolidated into the operating segment which invested in such entities. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the Parent. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America.
On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. On April 30, 2008, Glacier Bank of Whitefish merged into Glacier with operations conducted under the Glacier charter. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries’ historical results.

	Glacier			Mountain West			First Security
(Dollars in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Condensed Income Statements
Net interest income	50,260	57,139	52,900	47,786	53,302	45,614	35,676	35,788	34,212
Non-interest income	15,272	15,387	13,926	26,148	27,882	20,353	7,799	8,103	6,987

Total revenues	65,532	72,526	66,826	73,934	81,184	65,967	43,475	43,891	41,199
Provision for loan losses	(20,050)	(32,000)	(8,825)	(45,000)	(50,500)	(11,150)	(8,100)	(10,450)	(1,750)
Core deposit intangibles amortization	(192)	(330)	(392)	(172)	(184)	(196)	(425)	(468)	(511)
Other non-interest expense	(29,113)	(27,325)	(27,074)	(51,203)	(51,525)	(41,922)	(21,842)	(18,897)	(17,128)

Earnings (loss) before income taxes	16,177	12,871	30,535	(22,441)	(21,025)	12,699	13,108	14,076	21,810
Income tax (expense) benefit	(2,989)	(2,803)	(10,910)	10,262	9,764	(3,628)	(2,798)	(3,372)	(7,282)

Net earnings (loss)	13,188	10,068	19,625	(12,179)	(11,261)	9,071	10,310	10,704	14,528

Average Balance Sheet Data
Total assets	1,331,845	1,249,755	1,165,234	1,198,523	1,219,435	1,105,761	934,513	916,115	862,203
Total loans and loans held for sale	889,644	967,239	938,824	906,484	976,132	897,841	574,734	580,401	561,258
Total deposits	724,076	605,928	546,569	804,161	709,834	662,505	673,633	567,649	536,400
Stockholders’ equity	162,116	137,188	124,163	175,059	135,932	120,606	127,915	122,153	113,653

End of Year Balance Sheet Data
Total assets	1,374,067	1,325,039	1,250,774	1,164,903	1,172,331	1,226,869	1,004,835	890,672	954,218
Loans and loans held for sale, net of ALLL	831,397	903,276	963,107	786,071	919,901	955,486	552,880	548,471	561,691
Total deposits	740,391	726,403	609,473	770,058	793,006	680,404	713,098	588,858	545,199
Stockholders’ equity	172,224	139,799	129,890	178,765	146,720	124,881	122,807	120,044	116,856

Ratios and Other
Return on average assets	0.99%	0.81%	1.68%	-1.02%	-0.92%	0.82%	1.10%	1.17%	1.68%
Return on average equity	8.13%	7.34%	15.81%	-6.96%	-8.28%	7.52%	8.06%	8.76%	12.78%
Tier I risk-based capital ratio	16.61%	12.33%	11.31%	18.81%	13.39%	10.62%	15.35%	14.91%	14.29%
Total risk-based capital ratio	17.89%	13.61%	12.57%	20.09%	14.67%	11.88%	16.62%	16.18%	15.55%
Leverage capital ratio	11.98%	10.09%	9.79%	13.29%	10.98%	8.68%	10.82%	11.32%	11.31%
Full time equivalent employees	266	274	283	377	376	393	187	178	178
Locations	16	17	17	28	29	29	13	13	13

	Western			1st Bank			Valley
(Dollars in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Condensed Income Statements
Net interest income	20,519	21,233	20,713	22,796	24,057	22,695	13,611	14,051	12,719
Non-interest income	9,857	8,631	3,306	4,934	4,628	4,728	6,913	5,717	4,673

Total revenues	30,376	29,864	24,019	27,730	28,685	27,423	20,524	19,768	17,392
Provision for loan losses	(950)	(3,200)	(540)	(2,150)	(10,800)	(2,012)	(500)	(1,200)	(810)
Core deposit intangibles amortization	(519)	(571)	(623)	(591)	(652)	(712)	(42)	(42)	(42)
Other non-interest expense	(17,257)	(16,342)	(16,151)	(17,197)	(14,943)	(14,143)	(9,252)	(9,229)	(8,770)

Earnings (loss) before income taxes	11,650	9,751	6,705	7,792	2,290	10,556	10,730	9,297	7,770
Income tax (expense) benefit	(3,112)	(2,813)	(1,818)	(2,080)	(309)	(3,631)	(3,272)	(2,740)	(2,251)

Net earnings (loss)	8,538	6,938	4,887	5,712	1,981	6,925	7,458	6,557	5,519

Average Balance Sheet Data
Total assets	662,391	604,020	566,364	653,143	606,649	563,588	351,608	312,273	302,754
Total loans and loans held for sale	315,663	344,456	347,075	280,954	312,372	315,007	189,443	195,007	199,080
Total deposits	527,135	410,490	342,793	448,003	414,059	416,173	257,660	196,506	186,004
Stockholders’ equity	88,276	87,837	83,915	106,426	97,859	87,948	32,240	34,246	29,487

End of Year Balance Sheet Data
Total assets	766,367	624,077	609,868	717,120	650,072	566,869	394,220	351,228	298,392
Loans and loans held for sale, net of ALLL	298,370	314,613	354,199	256,038	286,019	320,370	178,352	182,916	195,504
Total deposits	577,147	504,619	357,729	468,966	421,271	418,231	276,567	211,935	185,505
Stockholders’ equity	86,606	85,259	83,843	107,234	101,789	95,200	31,784	30,585	31,483

Ratios and Other
Return on average assets	1.29%	1.15%	0.86%	0.87%	0.33%	1.23%	2.12%	2.10%	1.82%
Return on average equity	9.67%	7.90%	5.82%	5.37%	2.02%	7.87%	23.13%	19.15%	18.72%
Tier I risk-based capital ratio	15.30%	14.67%	13.26%	17.60%	14.99%	12.58%	13.82%	13.11%	13.65%
Total risk-based capital ratio	16.56%	15.93%	14.52%	18.87%	16.26%	13.83%	15.08%	14.37%	14.91%
Leverage capital ratio	9.21%	10.19%	10.71%	9.42%	9.74%	8.08%	8.05%	8.57%	9.11%
Full time equivalent employees	163	161	161	144	141	148	85	85	83
Locations	8	8	8	12	12	12	6	6	6

	Big Sky			First National			Citizens
(Dollars in thousands)	2010	2009	2008	2010	2009[1]	2008	2010	2009	2008
Condensed Income Statements
Net interest income	14,168	15,700	15,595	10,315	3,964		10,591	10,437	7,676
Non-interest income	3,427	3,564	3,608	3,072	4,187		5,003	4,235	2,855

Total revenues	17,595	19,264	19,203	13,387	8,151	—	15,594	14,672	10,531
Provision for loan losses	(3,475)	(9,200)	(2,200)	(1,453)	(1,683)		(2,000)	(2,800)	(750)
Core deposit intangibles amortization	(23)	(23)	(23)	(577)	(144)		(93)	(111)	(128)
Other non-interest expense	(10,411)	(8,441)	(7,390)	(8,752)	(2,011)		(8,631)	(7,992)	(6,407)

Earnings (loss) before income taxes	3,686	1,600	9,590	2,605	4,313	—	4,870	3,769	3,246
Income tax (expense) benefit	(945)	(121)	(3,587)	(498)	(230)		(1,700)	(1,332)	(1,092)

Net earnings (loss)	2,741	1,479	6,003	2,107	4,083	—	3,170	2,437	2,154

Average Balance Sheet Data
Total assets	366,749	340,827	325,976	305,977	72,641	—	263,466	234,382	201,258
Total loans and loans held for sale	262,342	287,338	283,512	150,029	39,416	—	168,498	168,675	143,946
Total deposits	209,786	178,465	180,860	245,583	60,832	—	192,357	146,780	136,997
Stockholders’ equity	61,063	45,683	38,220	38,371	7,870	—	33,627	30,814	28,137

End of Year Balance Sheet Data
Total assets	362,416	368,571	332,325	351,624	295,953	—	289,507	241,807	217,697
Loans and loans held for sale, net of ALLL	239,629	260,433	287,394	140,697	151,379	—	163,470	161,182	159,412
Total deposits	199,599	184,278	179,834	258,454	247,256	—	207,473	159,763	135,970
Stockholders’ equity	64,656	51,614	40,384	40,322	31,364	—	34,215	31,969	29,110

Ratios and Other
Return on average assets	0.75%	0.43%	1.84%	0.69%	5.62%	—	1.20%	1.04%	1.07%
Return on average equity	4.49%	3.24%	15.71%	5.49%	51.88%	—	9.43%	7.91%	7.66%
Tier I risk-based capital ratio	21.95%	16.06%	11.89%	18.74%	15.98%	—	11.85%	11.32%	10.84%
Total risk-based capital ratio	23.23%	17.34%	13.15%	19.98%	16.89%	—	13.12%	12.59%	12.10%
Leverage capital ratio	17.43%	13.67%	11.62%	11.77%	10.38%	—	8.86%	9.62%	9.46%
Full time equivalent employees	85	83	83	80	75	—	71	70	63
Locations	5	5	5	4	3	—	6	6	5

	First Bank-MT			San Juans			GORE
(Dollars in thousands)	2010	2009	2008	2010	2009	2008[2]	2010	2009	2008
Condensed Income Statements
Net interest income	7,457	7,900	6,676	7,562	8,021	575	—	—	—
Non-interest income	1,144	929	768	1,727	1,329	85	258	—	—

Total revenues	8,601	8,829	7,444	9,289	9,350	660	258	—	—
Provision for loan losses	(265)	(985)	(390)	(750)	(1,800)	(53)	—	—	—
Core deposit intangibles amortization	(312)	(358)	(405)	(234)	(233)	(19)	—	—	—
Other non-interest expense	(3,163)	(3,189)	(3,083)	(5,419)	(5,435)	(397)	(2,315)	—	—

Earnings (loss) before income taxes	4,861	4,297	3,566	2,886	1,882	191	(2,057)	—	—
Income tax (expense) benefit	(1,590)	(1,426)	(1,279)	(1,045)	(551)	(75)	806	—	—

Net earnings (loss)	3,271	2,871	2,287	1,841	1,331	116	(1,251)	—	—

Average Balance Sheet Data
Total assets	209,189	179,885	152,354	198,415	175,107	12,983	12,561	—	—
Total loans and loans held for sale	114,310	119,840	109,706	146,911	149,665	12,172	—	—	—
Total deposits	153,132	121,770	109,067	162,745	140,528	11,292	—	—	—
Stockholders’ equity	33,742	30,955	28,172	25,887	23,396	1,171	12,683	—	—

End of Year Balance Sheet Data
Total assets	239,667	217,379	154,645	230,345	184,528	165,784	20,610	—	—
Loans held for sale, net of ALLL	106,290	114,113	114,177	139,014	145,015	142,114	—	—	—
Total deposits	165,816	143,552	113,531	184,217	148,474	143,056	—	—	—
Stockholders’ equity	33,151	32,627	29,329	25,595	25,410	21,207	21,199	—	—

Ratios and Other
Return on average assets	1.56%	1.60%	1.50%	0.93%	0.76%	0.89%
Return on average equity	9.69%	9.27%	8.12%	7.11%	5.69%	9.91%
Tier I risk-based capital ratio	13.93%	12.73%	11.70%	11.76%	11.11%	9.26%
Total risk-based capital ratio	15.19%	13.99%	12.95%	13.03%	12.37%	10.51%
Leverage capital ratio	9.18%	9.19%	10.17%	8.83%	10.33%	9.66%
Full time equivalent employees	39	40	37	46	41	31
Locations	3	3	3	3	3	3

	Parent			Eliminations			Total Consolidated
(Dollars in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Condensed Income Statements
Net interest income	(5,973)	(6,265)	(6,762)	—	—	—	234,768	245,327	212,613
Non-interest income	61,924	52,466	83,891	(59,932)	(50,584)	(84,146)	87,546	86,474	61,034

Total revenues	55,951	46,201	77,129	(59,932)	(50,584)	(84,146)	322,314	331,801	273,647
Provision for loan losses	—	—	—	—	—	—	(84,693)	(124,618)	(28,480)
Core deposit intangibles amortization	—	—	—	—	—	—	(3,180)	(3,116)	(3,051)
Other non-interest expense	(14,613)	(13,769)	(13,424)	14,400	13,396	13,031	(184,768)	(165,702)	(142,858)

Earnings (loss) before income taxes	41,338	32,432	63,705	(45,532)	(37,188)	(71,115)	49,673	38,365	99,258
Income tax (expense) benefit	1,374	1,942	1,952	244	—	—	(7,343)	(3,991)	(33,601)

Net earnings (loss)	42,712	34,374	65,657	(45,288)	(37,188)	(71,115)	42,330	34,374	65,657

Average Balance Sheet Data
Total assets	949,597	824,527	689,132	(1,130,937)	(1,043,687)	(918,204)	6,307,040	5,691,929	5,029,403
Total loans and loans held for sale	—	—	—	—	—	—	3,999,012	4,140,541	3,808,421
Total deposits	—	—	—	(39,887)	(59,234)	(28,155)	4,358,384	3,493,607	3,100,505
Stockholders’ equity	817,496	691,922	564,785	(897,405)	(753,933)	(655,472)	817,496	691,922	564,785

End of Year Balance Sheet Data
Total assets	978,875	832,916	814,883	(1,135,269)	(962,778)	(1,038,354)	6,759,287	6,191,795	5,553,970
Loans and loans held for sale, net of ALLL	—	—	—	(3,813)	—	—	3,688,395	3,987,318	4,053,454
Total deposits	—	—	—	(39,884)	(29,263)	(106,457)	4,521,902	4,100,152	3,262,475
Stockholders’ equity	838,583	685,890	676,940	(918,937)	(797,180)	(702,183)	838,204	685,890	676,940

Ratios and Other
Return on average assets							0.67%	0.60%	1.31%
Return on average equity							5.18%	4.97%	11.63%
Tier I risk-based capital ratio							18.24%	14.02%	14.30%
Total risk-based capital ratio							19.51%	15.29%	15.55%
Leverage capital ratio							12.71%	11.20%	12.38%
Full time equivalent employees	131	119	111				1,674	1,643	1,571
Locations	1	1	—				105	106	101

[1]	The average balance sheet data is based on daily averages for the entire year, with First National having been acquired October 2, 2009.

[2]	The average balance sheet data is based on daily averages for the entire year, with San Juans having been acquired December 1, 2008.

INTERNET ACCESS
Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.glacierbancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).
MARKET AREA
The Company has 105 locations, of which 9 are loan or administration offices, in 35 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 52 locations in Montana. In Idaho there are 29 locations. In Wyoming, there are 14 locations. In Utah, there are 4 locations. In Washington, there are 3 locations. In Colorado, there are 3 locations.
The market area’s economic base primarily focuses on tourism, construction, mining, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, large lakes, and rural scenic areas.
COMPETITION
Based on the FDIC summary of deposits survey as of June 30, 2010, the Company has approximately 22 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Company has 24 percent of the deposits in the 6 counties it services. In Colorado, the Company has 12 percent of the deposits in the 2 counties it serves. In Utah, the Company has 3 percent of the deposits in the 3 counties it services.
There are a large number of depository institutions including savings banks, commercial banks, and credit unions in the markets in which the Company has offices. The Banks, like other depository institutions, are operating in a rapidly changing environment. Non-depository financial service institutions, primarily in the securities and insurance industries, have become competitors for retail savings and investment funds. Mortgage banking firms are actively competing for residential mortgage business. In addition to offering competitive interest rates, the principal methods used by banking institutions to attract deposits include the offering of a variety of services including on-line banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Balance Sheet
The following three-year schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest-bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin and net interest margin tax-equivalent; and 5) return on average assets and return on average equity.

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Average			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets
Residential real estate loans	$772,074	$45,401	5.88%	$829,348	$54,498	6.57%	$746,135	$51,166	6.86%
Commercial loans	2,542,186	143,861	5.66%	2,608,961	151,580	5.81%	2,390,990	165,119	6.91%
Consumer and other loans	684,752	42,130	6.15%	702,232	44,844	6.39%	671,296	47,725	7.11%

Total loans and loans held for sale	3,999,012	231,392	5.79%	4,140,541	250,922	6.06%	3,808,421	264,010	6.93%
Tax-exempt investment securities [1]	479,640	23,351	4.87%	445,063	22,196	4.99%	282,884	13,901	4.91%
Taxable investment securities [2]	1,378,468	33,659	2.44%	707,062	29,376	4.15%	555,955	25,074	4.51%

Total earning assets	5,857,120	288,402	4.92%	5,292,666	302,494	5.72%	4,647,260	302,985	6.52%

Goodwill and intangibles	158,636			158,896			152,822
Non-earning assets	291,284			240,367			229,321

Total assets	$6,307,040			$5,691,929			$5,029,403

Liabilities
NOW accounts	$718,175	$2,545	0.35%	$572,260	$2,275	0.40%	$467,374	$3,014	0.64%
Savings accounts	345,297	725	0.21%	303,794	947	0.31%	272,673	1,865	0.68%
Money market deposit accounts	848,495	6,975	0.82%	768,939	8,436	1.10%	760,599	17,234	2.27%
Certificate accounts	1,082,428	21,016	1.94%	960,403	24,719	2.57%	853,076	32,634	3.83%
Wholesale deposits [3]	533,476	4,337	0.81%	133,083	2,052	1.54%	7,704	265	3.44%
FHLB advances	691,969	9,523	1.38%	473,038	7,952	1.68%	566,933	15,355	2.71%
Securities sold under agreements to repurchase and other borrowed funds	407,516	8,513	2.09%	995,006	10,786	1.08%	752,958	20,005	2.66%

Total interest bearing liabilities	4,627,356	53,634	1.16%	4,206,523	57,167	1.36%	3,681,317	90,372	2.46%

Non-interest bearing deposits	830,513			755,128			739,079
Other liabilities	31,675			38,356			44,222

Total liabilities	5,489,544			5,000,007			4,464,618

Stockholders’ Equity
Common stock	697			615			548
Paid-in capital	611,577			495,340			393,158
Retained earnings	196,785			193,973			171,385
Accumulated other comprehensive income (loss)	8,437			1,994			(306)

Total stockholders’ equity	817,496			691,922			564,785

Total liabilities and stockholders’ equity	$6,307,040			$5,691,929			$5,029,403

Net Interest Income		$234,768			$245,327			$212,613

Net Interest Spread			3.76%			4.36%			4.06%
Net Interest Margin			4.01%			4.64%			4.58%
Net Interest Margin (tax-equivalent)			4.21%			4.82%			4.70%

[1]	Excludes tax effect of $10,338,000, $9,827,000 and $6,155,000 on tax-exempt investment security income for the years ended December 31, 2010, 2009 and 2008 respectively.

[2]	Excludes tax effect of $1,503,000, $0, and $0 on investment security tax credits for the years ended December 31, 2010, 2009 and 2008 respectively.

[3]	Wholesale deposits include brokered deposits classified as NOW, money market, and Certificate accounts.

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

	Years ended December 31,
	2010 vs. 2009
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(3,764)	$(5,333)	$(9,097)
Commercial loans	(3,880)	(3,839)	(7,719)
Consumer and other loans	(1,116)	(1,598)	(2,714)
Investment securities	31,601	(26,163)	5,438

Total interest income	22,841	(36,933)	(14,092)

Interest expense
NOW accounts	580	(310)	270
Savings accounts	129	(351)	(222)
Money market deposit accounts	873	(2,333)	(1,460)
Certificate accounts	3,141	(6,844)	(3,703)
Wholesale deposits	6,173	(3,889)	2,284
FHLB advances	3,680	(2,109)	1,571
Repurchase agreements and other borrowed funds	(6,368)	4,095	(2,273)

Total interest expense	8,208	(11,741)	(3,533)

Net interest income	$14,633	$(25,192)	$(10,559)

Net interest income decreased $11 million in 2010 over 2009. The decrease in net interest income was primarily due to lower yield and lower volume of loans which was partially offset by an increased volume of investments and net decrease in borrowing expense. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
INVESTMENT ACTIVITIES
It has generally been the Company’s policy to maintain a liquid portfolio above policy limits. The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. The Company uses the federal statutory rate of 35 percent in calculating its tax-equivalent yield. The residential mortgage-backed securities are typically short-term and provide the Company with on-going liquidity as scheduled and pre-paid principal payments are made on the securities. The Company assesses individual securities in its investment securities portfolio for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant.
For additional investment activity information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

LENDING ACTIVITY
General
The Banks focus their lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses , and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” provide more information about the loan portfolio.
Loan Portfolio Composition
The following table summarizes the Company’s loan portfolio:

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	632,877	17.52%	743,147	18.95%	783,399	19.59%	685,731	19.50%	754,708	24.11%

Commercial loans
Real estate	1,796,503	49.73%	1,894,690	48.33%	1,930,849	48.29%	1,611,178	45.81%	1,159,384	37.04%
Other commercial	654,588	18.12%	724,579	18.48%	644,980	16.13%	636,125	18.09%	691,033	22.07%

Total	2,451,091	67.85%	2,619,269	66.81%	2,575,829	64.42%	2,247,303	63.90%	1,850,417	59.11%

Consumer and other loans
Home equity	483,137	13.38%	501,866	12.80%	507,839	12.70%	432,002	12.28%	356,246	11.38%
Other consumer	182,184	5.04%	199,633	5.09%	208,150	5.21%	206,376	5.87%	218,277	6.97%

Total	665,321	18.42%	701,499	17.89%	715,989	17.91%	638,378	18.15%	574,523	18.35%

Loans receivable	3,749,289	103.79%	4,063,915	103.65%	4,075,217	101.92%	3,571,412	101.55%	3,179,648	101.57%

Allowance for loan and lease losses	(137,107)	-3.79%	(142,927)	-3.65%	(76,739)	-1.92%	(54,413)	-1.55%	(49,259)	-1.57%

Loans receivable, net	$3,612,182	100.00%	$3,920,988	100.00%	$3,998,478	100.00%	$3,516,999	100.00%	$3,130,389	100.00%

Loan Portfolio Maturities or Repricing Term
The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2010 was as follows:

	Residential		Consumer
(Dollars in thousands)	Real Estate	Commercial	and Other	Totals
Variable rate maturing or repricing in
One year or less	$197,087	863,403	294,929	1,355,419
One to five years	138,108	753,674	36,465	928,247
Thereafter	16,049	146,303	3,117	165,469

Fixed rate maturing or repricing in
One year or less	165,166	246,507	118,742	530,415
One to five years	93,928	305,224	188,300	587,452
Thereafter	22,539	135,980	23,768	182,287

Totals	$632,877	2,451,091	665,321	3,749,289

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and on-line applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price or above 80 percent of the loan if insured by a private mortgage insurance company. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment.
Consumer Land or Lot Loans
The Company originates land and lot acquisition loans to borrowers who intend to construct their primary residence on the respective land or lot. These loans are generally for a term of three to five years and are secured by the developed land or lot with the loan to value limited to the lesser of 75 percent of cost or appraised value.
Unimproved Land and Land Development Loans
Where real estate market conditions warrant, the Company makes land acquisition and development loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage of completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, it is required that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of cost or appraised value.
Residential Builder Guidance Lines
The Company provides Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a specific number and maximum amount. Generally the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis.
Commercial Real Estate Loans
Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property and generally have a loan-to-value up to the lesser of 75 percent of cost or appraised value and require a minimum 1.2 times debt service coverage margin. Loans to finance investment or income properties are made, but require additional equity and generally have a loan-to-value up to the lesser of 70 percent of cost or appraised value and require a higher debt service coverage margin commensurate with the specific property and projected income.
Consumer Lending
The majority of consumer loans are secured by real estate, automobiles, or other assets. The Banks intend to continue making such loans because of their short-term nature, generally between three months and five years. Moreover, interest rates on consumer loans are generally higher than on residential mortgage loans. The Banks also originate second mortgage and home equity loans, especially to existing customers in instances where the first and second mortgage loans are less than 80 percent of the current appraised value of the property.

Loan Portfolio by Bank Subsidiary and Regulatory Classification
The following tables summarize selected information by bank and regulatory classification of the Company’s loan portfolio:

	Loans Receivable and loans held for sale, Gross by Bank
	Balance	Balance
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change
Glacier	$866,097	942,254	(76,157)	-8%
Mountain West	821,135	957,451	(136,316)	-14%
First Security	571,925	566,713	5,212	1%
Western	305,977	323,375	(17,398)	-5%
1st Bank	266,505	296,913	(30,408)	-10%
Valley	183,003	187,283	(4,280)	-2%
Big Sky	249,593	270,970	(21,377)	-8%
First National	143,224	153,058	(9,834)	-6%
Citizens	168,972	166,049	2,923	2%
First Bank-MT	109,310	117,017	(7,707)	-7%
San Juans	143,574	149,162	(5,588)	-4%
Eliminations	(3,813)	—	(3,813)	n/m

Total	$3,825,502	4,130,245	(304,743)	-7%

	Land, Lot and Other Construction Loans by Bank
	Balance	Balance
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change
Glacier	$148,319	165,734	(17,415)	-11%
Mountain West	147,991	217,078	(69,087)	-32%
First Security	72,409	71,404	1,005	1%
Western	29,535	32,045	(2,510)	-8%
1st Bank	29,714	36,888	(7,174)	-19%
Valley	12,816	14,704	(1,888)	-13%
Big Sky	53,648	71,365	(17,717)	-25%
First National	12,341	10,247	2,094	20%
Citizens	12,187	13,263	(1,076)	-8%
First Bank-MT	830	1,010	(180)	-18%
San Juans	30,187	39,621	(9,434)	-24%

Total	$549,977	673,359	(123,382)	-18%

	Land, Lot and Other Construction Loans by Bank, by Type at 12/31/10
		Consumer		Developed	Commercial
	Land	Land or	Unimproved	Lots for	Developed	Other
(Dollars in thousands)	Development	Lot	Land	Operative Builders	Lot	Construction
Glacier	$62,719	27,686	40,032	8,901	6,686	2,295
Mountain West	32,250	61,338	12,225	18,488	8,609	15,081
First Security	26,258	6,666	19,327	4,510	497	15,151
Western	14,815	5,234	3,929	589	1,815	3,153
1st Bank	7,486	9,920	3,494	281	2,046	6,487
Valley	2,142	4,925	1,063	55	3,381	1,250
Big Sky	19,714	16,115	8,807	651	2,354	6,007
First National	1,879	3,906	1,634	407	2,138	2,377
Citizens	2,690	2,155	2,438	50	682	4,172
First Bank-MT	—	83	747	—	—	—
San Juans	3,431	15,881	2,163	—	7,628	1,084

Total	$173,384	153,909	95,859	33,932	35,836	57,057

					Custom and
	Residential Construction Loans by Bank, by Type				Owner	Pre-Sold
	Balance	Balance			Occupied	and Spec
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change	12/31/10	12/31/10
Glacier	$34,526	57,183	(22,657)	-40%	$6,993	27,533
Mountain West	21,375	57,437	(36,062)	-63%	7,718	13,657
First Security	10,123	19,664	(9,541)	-49%	3,890	6,233
Western	1,350	2,245	(895)	-40%	622	728
1st Bank	6,611	17,633	(11,022)	-63%	4,342	2,269
Valley	4,950	5,170	(220)	-4%	3,708	1,242
Big Sky	11,004	20,679	(9,675)	-47%	459	10,545
First National	1,958	2,612	(654)	-25%	1,474	484
Citizens	9,441	13,211	(3,770)	-29%	4,425	5,016
First Bank-MT	502	234	268	115%	502	—
San Juans	7,018	13,811	(6,793)	-49%	6,896	122

Total	$108,858	209,879	(101,021)	-48%	$41,029	67,829

	Single Family Residential Loans by Bank, by Type				1st	Junior
	Balance	Balance			Lien	Lien
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change	12/31/10	12/31/10
Glacier	$187,683	204,789	(17,106)	-8%	$166,370	21,313
Mountain West	282,429	278,158	4,271	2%	243,890	38,539
First Security	92,011	82,141	9,870	12%	78,208	13,803
Western	42,070	50,502	(8,432)	-17%	39,909	2,161
1st Bank	59,337	65,555	(6,218)	-9%	54,686	4,651
Valley	60,085	66,644	(6,559)	-10%	49,773	10,312
Big Sky	32,496	33,308	(812)	-2%	29,239	3,257
First National	13,948	19,239	(5,291)	-28%	10,678	3,270
Citizens	19,885	20,937	(1,052)	-5%	18,254	1,631
First Bank-MT	8,618	10,003	(1,385)	-14%	7,509	1,109
San Juans	29,124	22,811	6,313	28%	27,260	1,864

Total	$827,686	854,087	(26,401)	-3%	$725,776	101,910

	Commercial Real Estate Loans by Bank, by Type				Owner	Non-Owner
	Balance	Balance			Occupied	Occupied
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change	12/31/10	12/31/10
Glacier	$224,215	232,552	(8,337)	-4%	$117,371	106,844
Mountain West	206,732	230,383	(23,651)	-10%	132,051	74,681
First Security	227,662	224,425	3,237	1%	152,844	74,818
Western	103,443	107,173	(3,730)	-3%	56,767	46,676
1st Bank	58,353	64,008	(5,655)	-9%	43,725	14,628
Valley	50,325	48,144	2,181	5%	31,779	18,546
Big Sky	88,135	82,303	5,832	7%	53,420	34,715
First National	27,609	26,703	906	3%	21,967	5,642
Citizens	61,737	55,660	6,077	11%	44,914	16,823
First Bank-MT	17,492	18,827	(1,335)	-7%	11,085	6,407
San Juans	50,066	47,838	2,228	5%	29,519	20,547

Total	$1,115,769	1,138,016	(22,247)	-2%	$695,442	420,327

	Consumer Loans by Bank, by Type				Home Equity	Other
	Balance	Balance			Line of Credit	Consumer
(Dollars in thousands)	12/31/10	12/31/09	$ Change	% Change	12/31/10	12/31/10
Glacier	$150,082	162,723	(12,641)	-8%	$136,626	13,456
Mountain West	70,304	71,702	(1,398)	-2%	61,935	8,369
First Security	71,677	78,345	(6,668)	-9%	46,368	25,309
Western	43,081	48,946	(5,865)	-12%	30,382	12,699
1st Bank	40,021	46,455	(6,434)	-14%	16,566	23,455
Valley	23,745	24,625	(880)	-4%	14,780	8,965
Big Sky	27,733	28,903	(1,170)	-4%	24,605	3,128
First National	24,217	27,320	(3,103)	-11%	14,948	9,269
Citizens	29,040	29,253	(213)	-1%	23,002	6,038
First Bank-MT	8,005	7,650	355	5%	3,940	4,065
San Juans	14,848	14,189	659	5%	13,683	1,165

Total	$502,753	540,111	(37,358)	-7%	$386,835	115,918

n/m - not measurable
Credit Risk Management
The Company’s credit risk management includes stringent credit policies, concentration limits, individual loan approval limits and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations and an independent stress testing of the commercial real estate portfolio, including construction loans. On a quarterly basis, both the Banks and Parent management review loans experiencing deterioration of credit quality. A review of loans by concentration limits is performed on a quarterly basis. Federal and state regulatory safety and soundness examinations are conducted annually at Glacier, Mountain West, First Security, 1st Bank and Western and every eighteen months for all other bank subsidiaries.
Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank subsidiary has an Officer Loan Committee consisting of senior lenders and members of senior management. The bank subsidiaries’ Officer Loan Committees have loan approval authority between $500,000 and $1,000,000. The bank subsidiaries’ Board of Directors’ have loan approval authority up to $2,000,000. Loans exceeding these limits and up to $10,000,000 are subject to approval by the Company’s Executive Loan Committee consisting of the Banks’ senior loan officers and the Company’s Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Company’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of each bank subsidiary.
Interest Reserves
Interest reserves are used to periodically advance loan funds to pay interest charges on the outstanding balance of the related loan. As with any extension of credit, the decision to establish a loan-funded interest reserve upon origination of construction loans, including residential construction and land, lot and other construction loans, is based on prudent underwriting, including the feasibility of the project, expected cash flow, creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other underlying collateral. Interest reserves provide an effective means for addressing the cash flow characteristics of construction loans. In response to the downturn in the housing market and potential impact upon construction lending, the Company discourages the creation or continued use of interest reserves.
The Company’s loan policy and credit administration practices establish standards and limits for all extensions of credit that are secured by interests in or liens on real estate, or made for the purpose of financing the construction of real property or other improvements. Ongoing monitoring and review of the loan portfolio is based on current information, including: the borrowers’ and guarantors’ creditworthiness, value of the real estate and other collateral, the project’s performance against projections, and monthly inspections by employees or external parties until the real estate project is complete.
Interest reserves are advanced provided the related construction loan is performing as expected. Loans with interest reserves may be extended, renewed or restructured only when the related loan continues to perform as expected and meets the prudent underwriting standards identified above. Such renewals, extension or restructuring are not permitted in order to keep the related loan current.

In monitoring the performance and credit quality of a construction loan, the Company assesses the adequacy of any remaining interest reserve, and whether the use of an interest reserve remains appropriate in the presence of emerging weakness and associated risks in the construction loan.
The ongoing accrual and recognition of uncollected interest as income continues only when facts and circumstances continue to reasonably support the contractual payment of principal or interest. Loans are typically designated as non-accrual when the collection of the contractual principal or interest is unlikely and has remained unpaid for ninety days or more. For such loans, the accrual of interest and its capitalization into the loan balance will be discontinued.
The Company had loans with interest reserves of $141.1 million and $216.4 million of which there were remaining interest reserves of $879 thousand and $3.4 million as of December 31, 2010 and 2009, respectively. During 2010, the Company extended, renewed, or restructured 44 loans with interest reserves, such loans having an aggregate outstanding principal balance of $50.0 million as of December 31, 2010. However, such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2010, the Company had 45 construction loans totaling $65.3 million with interest reserves that are currently non-performing or which are potential problem loans.
Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising rates. The sale of loans also allows the Company to make loans during periods when funds are not otherwise available for lending purposes. In connection with conventional loan sales, the Company typically sells a majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. As of December 31, 2010, loans serviced for others totaled $173 million. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company has not purchased loans outside the Company or originated loans outside the Company’s geographic market area.
Loan Origination and Other Fees
In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and .5 percent to 1.5 percent on commercial loans. Consumer loans require a fixed fee amount as well as a minimum interest amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.
Appraisal and Evaluation Process
The Company’s Loan Policy and credit administration practices adopt and implement the applicable requirements of the Interagency Appraisal and Evaluation Guidelines (and the Interagency Guidelines for Real Estate Lending Policies in Appendix A to Part 365 of Title 12, CFR) (collectively, the “Guidelines”) and the Uniform Standards of Professional Appraisal Practice (“USPAP”) as established and amended by the Appraisal Standards Board. The Company’s Loan Policy establishes criteria for obtaining appraisals or evaluations, including transactions that are otherwise exempt from the appraisal requirements set forth within the Guidelines.
Each of the Company’s eleven bank subsidiaries monitor conditions, including supply and demand factors, in the real estate markets served so they can react quickly to changing market conditions to mitigate potential losses from specific credit exposures within the loan portfolio. Evidence of the following real estate market conditions and trends is obtained from lending personnel and third party sources:
•	demographic indicators, including employment and population trends;

•	foreclosures, vacancy, construction and absorption rates;

•	property sales prices, rental rates, and lease terms;

•	current tax assessments;

•	economic indicators, including trends within the lending areas; and

•	valuation trends, including discount and capitalization rates.
Third party information sources include federal, state, and local governments and agencies thereof, private sector economic data vendors, real estate brokers, licensed agents, sales, rental and foreclosure data tracking services.

The time between ordering an appraisal or evaluation and receipt from third party vendors is typically two to three weeks for residential property and four to six weeks for non-residential property. For real estate properties that are of highly specialized or limited use, significantly complex or large, additional time beyond the typical times may be required for new appraisals or evaluations.
As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s Loan Policy and credit administration practices, the Guidelines and USPAP standards. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations are appropriately qualified and are not subject to conflicts of interest. Deficiencies, if any, are reported to the Banks’ Board of Directors and prompt corrective action is taken.
Non-Performing Assets
The following tables summarize information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans
Residential real estate	$23,095	$20,093	$3,575	$934	$1,806
Commercial	161,136	168,328	58,454	7,192	3,721
Consumer and other	8,274	9,860	2,272	434	538

Total	192,505	198,281	64,301	8,560	6,065
Accruing loans 90 days or more past due
Residential real estate	506	1,965	4,103	840	554
Commercial	3,051	1,311	2,897	1,216	638
Consumer and other	974	2,261	1,613	629	153

Total	4,531	5,537	8,613	2,685	1,345

Other real estate owned	73,485	57,320	11,539	2,043	1,484

Total non-performing loans and other real estate owned	270,521	261,138	84,453	13,288	8,894

Allowance for loan and lease losses as a percentage of non-performing assets	51%	55%	91%	409%	554%
Non-performing assets as a percentage of total subsidiary assets	3.91%	4.13%	1.46%	0.27%	0.19%

Unrecorded interest income [1]	$10,987	$11,730	$4,434	$683	$462

[1]	Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

	Non-Performing Assets,		Non-	Accruing	Other
	by Loan Type		Accruing	Loans 90	Real Estate
	Balance	Balance	Loans	Days or More	Owned
(Dollars in thousands)	12/31/10	12/31/09	12/31/10	12/31/10	12/31/10
Custom and owner occupied construction	$2,575	3,281	1,908	—	667
Pre-sold and spec construction	16,071	29,580	10,577	—	5,494
Land development	83,989	88,488	55,938	—	28,051
Consumer land or lots	12,543	10,120	8,150	40	4,353
Unimproved land	44,116	32,453	28,958	—	15,158
Developed lots for operative builders	7,429	11,565	5,378	—	2,051
Commercial lots	3,110	909	2,933	—	177
Other construction	3,837	—	3,837	—	—
Commercial real estate	36,978	32,300	26,522	731	9,725
Commercial and industrial	13,127	12,271	10,997	1,906	224
Agriculture loans	5,253	283	4,723	125	405
1-4 family	34,791	30,868	28,479	878	5,434
Home equity lines of credit	4,805	6,234	3,371	788	646
Consumer	446	1,042	150	24	272
Other	1,451	1,744	584	39	828

Total	$270,521	261,138	192,505	4,531	73,485

	Accruing 30 - 89 Days Delinquent			Non-Accrual &
	Loans and Non-Performing		Accruing	Accruing Loans	Other
	Assets, by Bank		30-89 Days	90 Days or	Real Estate
	Balance	Balance	Past Due	More Past Due	Owned
(Dollars in thousands)	12/31/10	12/31/09	12/31/10	12/31/10	12/31/10
Glacier	$75,869	97,666	10,188	57,659	8,022
Mountain West	83,872	109,187	9,830	65,170	8,872
First Security	59,770	59,351	11,493	35,782	12,495
Western	11,237	9,315	1,917	6,209	3,111
1st Bank	16,686	21,117	4,349	3,468	8,869
Valley	1,900	2,542	723	1,049	128
Big Sky	21,739	31,711	3,143	10,068	8,528
First National	9,901	9,290	694	9,188	19
Citizens	8,000	5,340	1,216	4,936	1,848
First Bank-MT	553	800	299	254	—
San Juans	6,549	2,310	1,645	3,253	1,651
GORE	19,942	—	—	—	19,942

Total	$316,018	348,629	45,497	197,036	73,485

Non-performing assets as a percentage of the total subsidiary assets at December 31, 2010 were 3.91 percent, down from 4.13 percent at December 31, 2009. The allowance for loan and lease losses (“ALLL” or “allowance”) was 51 percent of non-performing assets at December 31, 2010, down from 55 percent for the prior year end. Most of the Company’s non-performing assets are secured by real estate and, based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.

Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on non-accrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement; and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring loans). The Company measures impairment on a loan-by-loan basis. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due. At the time a loan is identified as impaired, it is measured for impairment and thereafter reviewed and measured on at least a quarterly basis for additional impairment.
The amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For impairment based on expected future cash flows, the Company considers all information available as of a measurement date, including past events, current conditions, potential prepayments, and estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. For alternative ranges of cash flows, the likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows. The effective interest rate for a loan restructured in a troubled debt restructuring is based on the original contractual rate.
For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation (new or updated) of the underlying property value. The Company reviews appraisals or evaluations, giving consideration to the highest and best use of the collateral, with values reduced by discounts to consider lack of marketability and estimated cost to sell. Appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to an impaired loan’s value may occur.
In deciding whether to obtain a new or updated appraisal or evaluation, the Company considers the impact of the following factors and environmental events:
•	passage of time;

•	improvements to, or lack of maintenance of, the collateral property;

•	stressed and volatile economic conditions, including market values;

•	changes in the performance, risk profile, size and complexity of the credit exposure;

•	limited or specific use collateral property;

•	high loan-to-value credit exposures;

•	changes in the adequacy of the collateral protections, including loan covenants and financially responsible guarantors;

•	competing properties in the market area;

•	changes in zoning and environmental contamination;

•	the nature of subsequent transactions (e.g., modification, restructuring, refinancing); and

•	the availability of alternative financing sources.
The Company also takes into account (i) the Company’s experience with whether the appraised values of impaired collateral-dependent loans are actually realized, and (ii) the timing of cash flows expected to be received from the underlying collateral to the extent such timing is significantly different than anticipated in the most recent appraisal.

The Company generally obtains new or updated appraisals or evaluations annually for collateral underlying impaired loans. For collateral-dependent loans for which the appraisal of the underlying collateral is more than twelve months old, the Company updates collateral valuations through procedures that include obtaining current inspections of the collateral property, broker price opinions, comprehensive market analyses and current data for conditions and assumptions (e.g., discounts, comparable sales and trends) underlying the appraisals’ valuation techniques. The Company’s impairment/valuation procedures take into account new and updated appraisals on similar properties in the same area in order to capture current market valuation changes, unfavorable and favorable.
When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $225.1 million and $218.7 million as of December 31, 2010 and 2009, respectively. The ALLL includes valuation allowances of $16.9 million and $19.8 million specific to impaired loans as of December 31, 2010 and 2009, respectively. Of the total impaired loans at December 31, 2010, there were 45 commercial real estate and other commercial loans that accounted for $120.0 million, or 53 percent, of the impaired loans. The 45 loans were collateralized by 125 percent of the loan value, the majority of which had appraisals (new or updated) in 2010, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2010, there were 254 loans aggregating to $133.6 million, or 59 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $64.6 million. Of these loans, there were charge-offs of $25.4 million during 2010.
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company made the following types of loan modifications, some of which were considered TDR:
•	Reduction of the stated interest rate for the remaining term of the debt;

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics; and

•	Reduction of the face amount of the debt as stated in the debt agreements.
Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company’s TDR loans are considered impaired loans of which the majority are designated as nonaccrual. The Company does not have any commercial TDR loans as of December 31, 2010 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company had TDR loans of $68.7 million as of December 31, 2010, of which $42.0 million were on non-accrual status. The Company has TDR loans of $19.0 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $30.7 million in other loans that are on accrual status.
The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or troubled debt restructurings, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:
•	analysis of global, i.e., aggregate debt service for total debt obligations;

•	assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and

•	loan structures and related covenants.
For non-performing construction loans involving residential structures, the percentage of completion exceeds 95% at December 31, 2010. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at year end 2010. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans; instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.
Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less selling costs. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. If the fair value of the asset, less selling costs, is less than the cost of the property, a loss is recognized in other expenses and the asset carrying value is reduced. Gain or loss on disposition of real estate owned is recorded in non-interest income or non-interest expense, respectively. The loan book value prior to the acquisition and transfer of the loan into other real estate owned during 2010 was $99.8 million of which $27.5 million was residential real estate, $67.3 million was commercial real estate, and $5.0 million was consumer loans. The loan collateral acquired in foreclosure during 2010 was $72.6 million of which $19.1 million was residential real estate, $49.0 million was commercial real estate, and $4.5 million was consumer loans. The following table sets forth the changes in other real estate owned for the years ended December 31, 2010 and 2009:

	Years ended December 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$57,320	11,539
Additions	72,572	71,967
Capital improvements	273	2,403
Write-downs	(10,429)	(2,616)
Sales	(46,251)	(25,973)

Balance at end of period	$73,485	57,320

In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value. Although there was an increase in write-downs in 2010 compared to 2009, the majority occurred during the third quarter of 2010 and slowed significantly during the fourth quarter of 2010. The Company believes that the write-downs in 2010 are not indicative of a trend in that several of such properties have characteristics unique to the property, including special or limited use, and locations of such properties. The Company determined that the write-downs were not indicative of a trend continuing beyond 2010 which would likely affect the future operating results in light of the remaining holdings of real property and each particular bank subsidiary’s experience in its particular markets. However, there can be no assurance that future significant write-downs will not occur.
With respect to the $6.7 million of loss realized during 2010 from dispositions of other real estate owned, $3.1 million resulted from the sales of individual or a combination of properties through auctions conducted by several of the bank subsidiaries. Of the other real estate owned properties sold during the third quarter of 2010, whether sold individually or through auction, several were sold at less than fair value, such strategic decisions taking into account the potential for increases or decreases in the property’s value over time and related holding period costs. Costs of the auctions, including property-specific marketing costs and service fees paid to the third-party auction firms, are aggregated with other directly-related selling costs in determining the loss realized from disposition of the other real estate owned.
The use of auctions during the third quarter of 2010 was undertaken by the Company as a step in evaluating strategic alternatives and consideration of more aggressive efforts to market other real estate owned outside of the Company’s geographic operations to attract additional interest. In addition to auctions, the Company utilizes real estate companies (local and national franchises) as well as showcasing select properties through the websites of the bank subsidiaries. Strategies for disposition of other real estate and other assets owned by each subsidiary are developed specific to each property. The Company does not intend to use auctions for disposition of other real estate owned in the future unless it is determined to be beneficial to the Company.
Allowance for Loan and Lease Losses
Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary’s loan and lease portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL, including the provision for loan losses and net charge-offs, is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan and lease portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs.
Although the Company and Banks continue to actively monitor economic trends, soft economic conditions combined with potential declines in the values of real estate that collateralize most of the Company’s loan and lease portfolios may adversely affect the credit risk and potential for loss to the Company.
The ALLL evaluation is well documented and approved by each bank subsidiary’s Board of Directors and reviewed by the Parent’s Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each bank subsidiary’s Board of Directors, the Parent’s Board of Directors, the internal audit department, independent credit reviewers and state and federal bank regulatory agencies.
At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The allowance consists of a specific allocation component and a general allocation component. The specific allocation component relates to loans that are determined to be impaired. A valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general allocation component relates to probable credit losses inherent in the balance of the portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan and lease portfolio.
Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each subsidiary bank’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the bank’s unimpaired loan portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight, i.e., measurement and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor.
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
The Company considers the ALLL balance of $137 million adequate to cover inherent losses in the loan and lease portfolios as of December 31, 2010. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in increased provisions for loan losses. See additional risk factors in “Item 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL:

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in
(Dollars in thousands)	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category
Residential real estate	$20,957	16.9%	13,496	18.3%	7,233	19.2%	4,755	19.2%	5,421	23.7%
Commercial real estate	76,147	47.9%	66,791	46.6%	35,305	47.4%	23,010	45.1%	16,741	36.5%
Other commercial	19,932	17.4%	39,558	17.8%	21,590	15.8%	17,453	17.8%	18,361	21.7%
Home equity	13,334	12.9%	13,419	12.4%	6,975	12.5%	4,680	12.1%	4,087	11.2%
Other consumer	6,737	4.9%	9,663	4.9%	5,636	5.1%	4,515	5.8%	4,649	6.9%

Totals	$137,107	100.0%	142,927	100.0%	76,739	100.0%	54,413	100.0%	49,259	100.0%

The following tables summarize the ALLL experience at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	Years ended December 31,
(Dollars in thousands )	2010	2009	2008	2007	2006
Balance at beginning of period	$142,927	76,739	54,413	49,259	38,655
Charge-offs
Residential real estate	(16,575)	(18,854)	(3,233)	(306)	(14)
Commercial loans	(69,595)	(35,077)	(4,957)	(2,367)	(1,187)
Consumer and other loans	(7,780)	(6,965)	(1,649)	(714)	(448)

Total charge-offs	(93,950)	(60,896)	(9,839)	(3,387)	(1,649)

Recoveries
Residential real estate	749	423	23	208	341
Commercial loans	2,203	1,636	716	656	331
Consumer and other loans	485	407	321	358	298

Total recoveries	3,437	2,466	1,060	1,222	970

Charge-offs, net of recoveries	(90,513)	(58,430)	(8,779)	(2,165)	(679)
Acquisitions [1]	—	—	2,625	639	6,091
Provision for loan losses	84,693	124,618	28,480	6,680	5,192

Balance at end of period	$137,107	142,927	76,739	54,413	49,259

Ratio of net charge-offs to average loans outstanding during the period	2.26%	1.41%	0.23%	0.06%	0.02%

Allowance for loan and lease losses as a percentage of total loan and leases	3.58%	3.46%	1.86%	1.51%	1.53%

[1]	Acquisition of San Juans in 2008, North Side in 2007, CDC and Morgan in 2006.

				Provision
	Allowance for Loan		Provision	for Year	ALLL
	and Lease Losses		for Year	Ended 12/31/10	as a Percent
	Balance	Balance	Ended	Over Net	of Loans
(Dollars in thousands)	12/31/10	12/31/09	12/31/10	Charge-Offs	12/31/10
Glacier	$34,701	38,978	20,050	0.8	4.01%
Mountain West	35,064	37,551	45,000	0.9	4.27%
First Security	19,046	18,242	8,100	1.1	3.33%
Western	7,606	8,762	950	0.5	2.49%
1st Bank	10,467	10,895	2,150	0.8	3.93%
Valley	4,651	4,367	500	2.3	2.54%
Big Sky	9,963	10,536	3,475	0.9	3.99%
First National	2,527	1,679	1,453	2.4	1.76%
Citizens	5,502	4,865	2,000	1.5	3.26%
First Bank-MT	3,020	2,904	265	1.8	2.76%
San Juans	4,560	4,148	750	2.2	3.18%

Total	$137,107	142,927	84,693	0.9	3.58%

	Net Charge-Offs,
	for Year Ended, By Bank
	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	12/31/10	12/31/09	12/31/10	12/31/10
Glacier	$24,327	12,012	24,783	456
Mountain West	47,487	28,931	48,221	734
First Security	7,296	3,745	8,509	1,213
Western	2,106	1,500	2,202	96
1st Bank	2,578	5,917	3,176	598
Valley	216	414	229	13
Big Sky	4,048	4,896	4,216	168
First National	605	4	681	76
Citizens	1,363	656	1,379	16
First Bank-MT	149	26	165	16
San Juans	338	329	389	51

Total	$90,513	58,430	93,950	3,437

	Net Charge-Offs,
	for Year Ended, By Loan Type
	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	12/31/10	12/31/09	12/31/10	12/31/10
Residential construction	$7,147	13,455	7,432	285
Land, lot and other construction	51,580	28,310	52,671	1,091
Commercial real estate	10,181	1,187	10,404	223
Commercial and industrial	5,612	3,610	6,490	878
1-4 family	9,897	7,242	10,414	517
Home equity lines of credit	4,496	2,357	4,535	39
Consumer	951	1,895	1,312	361
Other	649	374	692	43

Total	$90,513	58,430	93,950	3,437

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. As of December 31, 2010 and 2009, the Company’s allowance consisted of the following components:

	December 31,
(Dollars in thousands)	2010	2009
Specific allocation	$16,871	19,760
General allocation	120,236	123,167

Total allowance	$137,107	142,927

Throughout 2010 and at December 31, 2010, the Company believes the allowance is commensurate with the risk in the Company’s loan and lease portfolio and is directionally consistent with the change in the quality of the Company’s loan and lease portfolio as determined at each bank subsidiary.
In total, the ALLL has decreased $5.8 million, or 4 percent, from a year ago. The ALLL of $137.1 million is 3.58 percent of total loans outstanding at December 31, 2010, up from 3.46 percent of total loans at the prior year end. While the overall amount of the ALLL decreased, the increase in the ALLL as a percent of loans is the result of a continuing overall upward increase in environmental factors upon each bank subsidiary’s historical loss experience. Despite the overall continuing upward increase in environmental factors upon each bank subsidiary’s historical loss experience, the general allocation of the Company’s allowance decrease by $2.9 million due to the decrease of $304.7 million, or 7 percent, in total loans at December 31, 2010 compared to the prior year end. For additional information regarding the trends and conditions impacting the environmental factors, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Presented below are select aggregated statistics that were also considered when determining the adequacy of the Company’s ALLL:
Positive Trends

•	The provision for loan losses in 2010 was $84.7 million, a decrease of $39.9 million from 2009.

•	Non-accrual construction loans (i.e., residential construction and land, lot and other construction) was $117.7 million, or 61 percent, of the $192.5 million of non-accrual loans at year end 2010, a decrease of $9.7 million from the prior year end. Non-accrual construction loans at year end 2009 accounted for 64 percent of the $198.3 million of non-accrual loans.

•	The allowance as a percent of non-performing loans was 70 percent at year ends 2010 and 2009.

•	Early stage delinquencies (accruing loans 30-89 days past due) decreased to $45.5 million at year end 2010 from $87.5 million at the prior year end.

Negative Trends

•	The $37.3 million total of non-accrual loans in the agriculture, 1-4 family, home equity lines of credit, consumer, and other loans at year end 2010 increased by $7.9 million from year end 2009.

•	Charge-offs, net of recoveries, in 2010 was $90.5 million, an increase of $32.1 million from 2009.

•	Net charge-offs of construction loans was $58.7 million, or 65 percent, of the $90.5 million of net charge-offs in 2010 compared to net charge-offs of construction loans of $41.8 million, or 71 percent, of the $58.4 million of net charge-offs in 2009.

•	Impaired loans as a percent of total loans increased to 5.88 percent at year end 2010 as compared to 5.30 percent at year end 2009.

•	Non-performing loans as a percent of total loans increased to 5.15 percent at year end 2010 as compared to 4.93 percent at year end 2009.
When applied to each bank subsidiary’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. The occurrence of confirming events in 2010 for previously recognized provision for loan losses resulted in loan charge-offs, net of recoveries, exceeding the provision for loan losses by $5.8 million. During 2009, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $66.2 million.
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

The soft economic conditions during much of 2009, though stabilized during 2010, included the declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan and lease portfolios, among other factors. While national unemployment increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009 and dropping to 9.4 at December 31, 2010, the unemployment rates for the states in which the community bank subsidiaries conduct operations were significantly lower throughout 2009 and 2010 than the national unemployment percentages. Agricultural price declines in livestock and grain in 2009 have significantly recovered in 2010. Concurrently, prices for oil held strong, while prices for natural gas remain below the exceptionally high price levels of 2008. The decline in the cost of living, as reflected in CPI measures, helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economy influences over both a short-term and long-term horizon.
The specific allowance allocation of $16.9 million pertains to total impaired loans of $225.1 million. Included in the impaired loans is $159.9 million of loans which have no specific allowance allocation since the fair value of collateral-dependent loans or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is higher than the carrying value of such impaired loans. In determining the need for a specific allowance allocation on impaired loans, the effects of decreases during 2010 in the fair value of the underlying collateral were considered.
In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated costs to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 17% of the Company’s total loan portfolio and account for 61% of the Company’s non-accrual loans at December 31, 2010. Collateral securing construction loans include residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise, Ketchum and Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of constructions loans exceeding 5% of the Company’s total loan portfolio.
As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $117.7 million of non-accrual construction loans at December 31, 2010. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Mountain West	38 percent	Northern Idaho and Boise and Sun Valley, Idaho
Glacier	31 percent	Western Montana
First Security	14 percent	Western Montana
Big Sky	7 percent	Western Montana
Residential non-accrual construction loans are 11 percent of the total construction loans on non-accrual status as of year end 2010. Unimproved land and land development loans collectively account for the bulk of the non-accrual commercial construction loans at each of the four bank subsidiaries. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of the four bank subsidiaries are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.
For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

SOURCES OF FUNDS
General
Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. The Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest-bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Banks obtain wholesale deposits through various programs including the Certificate of Deposit Account Registry System (“CDARS”).
The Banks also obtain funds from repayment of loans and investment securities, advances from the FHLB and other borrowings, repurchase agreements, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.
Deposits
Deposits are obtained primarily from individual and business residents of the Banks’ market area. The Banks issue negotiated-rate certificate of deposits accounts and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding at December 31, 2010 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit and deposits issued through the CDARS of $386,745,000. Included in Demand Deposits are brokered deposits of $179,422,000.

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$427,436	1,812,587	2,240,023
Three months to six months	160,525	—	160,525
Seven months to twelve months	173,215	—	173,215
Over twelve months	150,678	—	150,678

Totals	$911,854	1,812,587	2,724,441

For additional deposit information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Advances and Other Borrowings
As members of the FHLB, the Banks may borrow from such entity on the security of FHLB stock, which the Banks are required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the United States and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on the FHLB’s assessment of the institution’s credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of deposits and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages.
The Banks also periodically borrow funds from the FRB and from the U.S. Treasury Tax and Loan program. There were no FRB borrowings as of December 31, 2010 as a result of the cessation of the Term Auction Facility program. Both programs require pledging of certain loans or investment securities of the Banks and are generally short term obligations.
The Banks have borrowed money through repurchase agreements. This process involves the “selling” of one or more of the securities in the Banks’ investment portfolios and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid for the subject period of time. In addition, although the Banks have offered retail repurchase agreements to its retail customers, the Government Securities Act of 1986 imposed confirmation and other requirements which generally made it impractical for financial institutions to offer such investments on a broad basis. Through policies adopted by each of the Banks’ Board of Directors, the Banks enter into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities.

The following chart illustrates the average balances and the maximum outstanding month-end balances for FHLB advances, repurchase agreements and borrowings through the FRB:

	At or for the Years ended December 31,
(Dollars in thousands)	2010	2009	2008
FHLB advances
Amount outstanding at end of period	$965,141	790,367	338,456
Average balance	$691,969	473,038	566,933
Maximum outstanding at any month-end	$977,155	790,367	822,107
Weighted average interest rate	1.38%	1.68%	2.71%

Repurchase agreements
Amount outstanding at end of period	$249,403	212,506	188,363
Average balance	$227,202	204,503	188,952
Maximum outstanding at any month-end	$252,083	234,914	196,461
Weighted average interest rate	0.71%	0.98%	2.02%

FRB discount window
Amount outstanding at end of period	$—	225,000	914,000
Average balance	$35,630	658,262	277,611
Maximum outstanding at any month-end	$235,000	1,005,000	928,000
Weighted average interest rate	0.25%	0.26%	1.76%

Total FHLB advances, repurchase agreements, and FRB discount window
Amount outstanding at end of period	$1,214,544	1,227,873	1,440,819
Average balance	$954,801	1,335,803	1,033,496
Maximum outstanding at any month-end	$1,464,238	2,030,281	1,946,568
Weighted average interest rate	1.18%	0.88%	2.32%
For additional information concerning the Company’s borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed Glacier Trust II, Glacier Trust III, and Glacier Trust IV as financing subsidiaries and obtained Citizens Trust I in connection with the acquisition of Citizens on April 1, 2005, San Juans Trust I in connection with the acquisition of San Juans on December 1, 2008, and First Co Trust 01 and First Co Trust 03 in connection with the acquisition of First National on October 2, 2009. The trusts issued preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The subordinated debentures outstanding as of December 31, 2010 are $125,132,000, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements “Item 8. Financial Statements and Supplementary Data.”
EMPLOYEES
As of December 31, 2010, the Company employed 1,674 persons, 1,517 of whom were full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical insurance, dental plan, life and accident insurance, long-term disability coverage, sick leave, profit sharing plan, savings plan and employee stock options. The Company considers its employee relations to be excellent. See Note 15 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility.

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
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof, could have a material effect on the Company’s business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced and potentially have unintended consequences. Based on past history, if any are approved, they will add to the complexity and cost of the Company’s business.
Bank Holding Company Regulation
General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of the bank subsidiaries. Glacier, First Security, Western, Valley, Big Sky, and First Bank-MT are Montana state-chartered banks and are members of the Federal Reserve System; Mountain West and Citizens are Idaho state-chartered banks; 1st Bank is a Wyoming state-chartered bank and is a member of the Federal Reserve System; First National is a nationally chartered bank and is a member of the Federal Reserve System; and San Juans is a Colorado state-chartered bank. The deposits of the Banks are insured by the FDIC.
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
Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before 1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares; 2) acquiring all or substantially all of the assets of another bank or bank holding company; or 3) merging or consolidating with another bank holding company.
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
Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the bank subsidiaries for its cash needs, including funds for payment of dividends, interest and operational expenses.
Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services provided by the Company or Banks; or 2) an agreement by the customer to refrain from obtaining other services from a competitor.
Support of Bank Subsidiaries. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its banks. This means that the Company is required to commit, as necessary, resources to support the Banks. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

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
The Bank Subsidiaries
Glacier, First Security, Western, Valley, Big Sky, and First Bank-MT are subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Division and the Federal Reserve as a result of their membership in the Federal Reserve System.
Mountain West and Citizens are subject to regulation and supervision by the Idaho Department of Finance and by the FDIC. In addition, Mountain West’s Utah and Washington branches are primarily regulated by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively.
1st Bank is subject to regulation and supervision by the Wyoming Division of Banking and the Federal Reserve. First National is subject to regulation and supervision by the Federal Reserve and also the Office of Comptroller of the Currency (“OCC”) as a nationally chartered bank, and to a certain extent, by the Wyoming Division of Banking.
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
Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility.
Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit 1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.
Regulation of Management. Federal law 1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; 2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and 3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
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

Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state and states may not prohibit these purchases. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. As a result of the Dodd-Frank Act, prior restrictions on de novo branching by out of state banks have been removed. The Dodd-Frank Act generally permits all banks to branch into other states by opening a new branch or purchasing a branch from another financial institution, to the extent that banks chartered under the state in which the new branch is located can do so. In the past, the Interstate Act barred all financial institutions, except for thrifts, from branching into other states unless they purchased or merged with a bank located in the other state.
Dividends
A principal source of the Company’s cash is from dividends received from the Banks, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State law and, in the case of First National, national banking laws and related OCC regulations, limit a bank’s ability to pay dividends that are greater than a certain amount without approval of the applicable agency. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, surplus, undivided profits, and subordinated debentures. Tier II capital generally consists of the allowance for loan and lease losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier I capital.
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
Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 4 percent.
Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.
Regulatory Oversight and Examination
The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its bank subsidiaries. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.
Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.
As a publicly reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the Act’s requirements and has found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. The Company anticipates that it will continue to incur such additional expense in its ongoing compliance.
Anti-Terrorism
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money-laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports.
Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.
The Emergency Economic Stabilization Act of 2008
Emergency Economic Stabilization Act of 2008. In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. EESA provides the United States Treasury Department (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program, which funds were used to purchase preferred stock from qualifying financial institutions. After receiving preliminary approval from Treasury to participate in the program, the Company elected not to participate in light of its capital position and due to its ability to raise capital successfully in private equity markets.
Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which 1) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and 2) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased.
Deposit Insurance
The bank subsidiaries’ deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The banks have prepaid their quarterly deposit insurance assessments for 2011 and 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones.
Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the TLGP until December 31, 2012.
Recent Legislation
Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation 1) centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws; 2) applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies; 3) requires the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction; 4) changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital; 5) requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight; 6) makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts; 7) removes prior restrictions on interstate de novo branching; and 8) repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the bank subsidiaries and the financial services industry more generally. However, based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the bank subsidiaries and increase compliance costs.
American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. The impact that ARRA may have on the US economy, the Company and the Banks cannot be predicted with reasonable certainty.
Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (“ATM”) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have an adverse impact on the Company’s non-interest income.
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
Effects of Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company or the Banks cannot be predicted with certainty.
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
Income Tax Expense
Income tax expense for the years ended December 31, 2010 and 2009 was $7.3 million and $4.0 million, respectively. The Company’s effective tax rate for the years ended December 31, 2010 and 2009 was 14.8 percent and 10.4 percent, respectively. The primary reason for the low effective rate is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $23.4 million and $22.2 million for the years ended December 31, 2010 and 2009, respectively. The federal tax credit benefits were $3.4 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively. The Company continues its investments in select municipal securities and various VIEs whereby the Company receives federal tax credits.
See Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information.

Item 1A. Risk Factors
The Company and its eleven wholly-owned, independent community bank subsidiaries are exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.
The continued challenging economic environment could have a material adverse effect on the Company’s future results of operations or market price of stock.
The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. The inability of borrowers to repay loans can erode earnings by reducing earnings and by requiring the Company to add to its allowance for loan and lease losses. While the Company cannot accurately predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and Company. A further deterioration in economic conditions in the nation as a whole or in the Company’s markets could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:
▪	loan delinquencies may increase further;

▪	problem assets and foreclosures may increase further;

▪	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans and increasing the potential severity of loss in the event of loan defaults;

▪	demand for banking products and services may decline; and

▪	low cost or non-interest bearing deposits may decrease.
The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Company maintains an ALLL in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if the economic downturn continues or deteriorates further, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.
The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company’s financial condition and results of operations.
The Company has a high degree of concentration in loans secured by real estate. A sluggish recovery, or a continuation of the downturn in the economic conditions or real estate values, of the Company’s market areas could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Company’s ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company’s financial condition and results of operations, perhaps materially.

A tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.
A tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company’s asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the FRB and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.
There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009 and 2010. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.
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
In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012.
The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.
Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.
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

Non-performing assets have increased and could continue to increase, which could adversely affect the Company’s results of operations and financial condition.
Non-performing assets (which include foreclosed real estate) adversely affects the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe is appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on growing the Company’s business. There can be no assurance that the Company will not experience further increases in non-performing assets in the future.
Decline in the fair value of the Company’s investment portfolio could adversely affect earnings.
The fair value of the Company’s investment securities could decline as a result of factors including changes in market interest rates, credit quality and ratings, lack of market liquidity and other economic conditions. Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether impairment is temporary or other-than-temporary. If an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition.
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
Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although at the current time the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. An impairment of goodwill could have a material adverse affect on the Company’s business, financial condition and results of operations. Furthermore, an impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.
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
In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company’s capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the bank subsidiaries. Any such capital raising alternatives could dilute the holders of the Company’s outstanding common stock, and may adversely affect the market price of the Company’s common stock and performance measures such as earnings per share.
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
In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation 1) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, 2) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, 3) will lead to new capital requirements from federal banking agencies, 4) places new limits on electronic debt card interchange fees, and 5) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
The Company cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on its bank subsidiaries. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading price of the Company’s common stock.

The Company has various anti-takeover measures that could impede a takeover.
The Company’s articles of incorporation include certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then-outstanding shares, unless it is either approved by the Board of Directors or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the affect of lengthening the time required for a person to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their Glacier common stock, even in circumstances where such action is favored by a majority of the Company’s shareholders.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At December 31, 2010, the Company owned 80 of its 105 offices. The remaining 25 offices are leased and include 7 offices in Montana, 13 offices in Idaho, 2 offices in Wyoming, 1 office in Colorado, 1 office in Utah, and 1 office in Washington. Including its headquarters, the aggregate book value of Company-owned offices is $114 million. The following schedule provides property information for the Company’s bank subsidiaries as of December 31, 2010.

	Properties	Properties	Net Book
(Dollars in thousands)	Leased	Owned	Value
Glacier	2	14	$22,478
Mountain West	15	13	16,012
First Security	2	11	13,140
Western	1	7	14,228
1st Bank	1	11	10,229
Valley	—	6	5,007
Big Sky	1	4	10,147
First National	1	3	6,459
Citizens	—	6	6,433
First Bank-MT	1	2	788
San Juans	1	2	4,177
Parent	—	1	4,883

	25	80	$113,981

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur.
For additional information concerning the Company’s premises and equipment and lease obligations, see Notes 5 and 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. The primary market makers during the year are listed below:

Barclays Capital Inc./Le	Citadel Derivatives Group LLC	Credit Suisse Securities USA
D.A. Davidson & Co., Inc.	Deutsche Banc Alex Brown	Direct Edge ECN LLC
EBX LLC	Getco Execution Services LLC	Goldman, Sachs & Co.
Instinet, LLC	Keefe, Bruyette & Woods, Inc.	Knight Equity Markets, L.P.
Liquidnet, Inc.	Lime Brokerage, LLC	Merrill Lynch, Pierce, Fenner
Morgan Stanley & Co., Inc.	Octeg, LLC	RBC Capital Markets Corp.
Tradebot Systems, Inc.	UBS Securities, LLC.	Wedbush Morgan Securities Inc
The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below. As of December 31, 2010, there were approximately 1,904 shareholders of record for the Company’s common stock.

	2010		2009
Quarter	High	Low	High	Low
First	$15.94	$13.75	$19.36	$12.15
Second	18.88	14.67	18.97	14.67
Third	16.73	13.75	16.80	12.92
Fourth	15.76	13.00	14.62	11.92
The Company paid cash dividends on its common stock of $0.52 per share for the years ended December 31, 2010 and 2009.
On March 22, 2010, the Company completed the common stock offering of 10,291,465 shares generating net proceeds, after underwriter discounts and offering expenses, of $145.5 million.
Unregistered Securities
There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.
Issuer Stock Purchases
The Company made no stock repurchases during 2010.
Equity Compensation Plan Information
The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers and other employees and directors. Although the 1994 Director Stock Option Plan and the 1995 Employee Stock Option Plan expired in March 2009 and April 2005, respectively, there are issued options outstanding under both plans that have not been exercised as of year-end.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2010:

Number of Shares Remaining
Available for Future
	Number of Shares to be	Weighted-Average	Issuance Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the shareholders	2,241,310	$20.00	3,067,178

Equity compensation plans not approved by shareholders	—	$—	—
Item 6. Selected Financial Data
The following financial data of the Company are derived from the Company’s historical audited financial statements and related notes. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

Summary of Operations and Selected Financial Data

						Compounded Annual
						Growth Rate
	December 31,					1-Year	5-Year
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006	2010/2009	2010/2006
Summary of financial condition
Total assets	$6,759,287	6,191,795	5,553,970	4,817,330	4,471,298	9.2%	12.8%
Investment securities, available-for-sale	2,461,119	1,506,394	990,092	700,324	825,637	63.4%	20.5%
Loans receivable and loans held for sale, net	3,688,395	3,987,318	4,053,454	3,557,122	3,165,524	(7.5%)	9.0%
Allowance for loan and lease losses	(137,107)	(142,927)	(76,739)	(54,413)	(49,259)	(4.1%)	28.8%
Goodwill and intangibles	157,016	160,196	159,765	154,264	144,466	(2.0%)	12.5%
Deposits	4,521,902	4,100,152	3,262,475	3,184,478	3,207,533	10.3%	12.3%
Federal Home Loan Bank advances	965,141	790,367	338,456	538,949	307,522	22.1%	19.1%
Securities sold under agreements to repurchase and other borrowed funds	269,408	451,251	1,110,731	401,621	338,986	(40.3%)	(3.2%)
Stockholders’ equity	838,204	685,890	676,940	528,576	456,143	22.2%	20.3%
Equity per common share[1]	11.66	11.13	11.04	9.85	8.72	4.8%	11.0%
Equity as a percentage of total assets	12.40%	11.08%	12.19%	10.97%	10.20%	11.9%	6.7%

						Compounded Annual
						Growth Rate
	Years ended December 31,					1-Year	5-Year
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006	2010/2009	2010/2006
Summary of operations
Interest income	$288,402	302,494	302,985	304,760	253,326	(4.7%)	8.7%
Interest expense	53,634	57,167	90,372	121,291	95,038	(6.2%)	(2.2%)

Net interest income	234,768	245,327	212,613	183,469	158,288	(4.3%)	12.5%
Provision for loan losses	84,693	124,618	28,480	6,680	5,192	(32.0%)	69.7%
Non-interest income	87,546	86,474	61,034	64,818	51,842	1.2%	14.4%
Non-interest expense	187,948	168,818	145,909	137,917	112,550	11.3%	15.6%

Earnings before income taxes	49,673	38,365	99,258	103,690	92,388	29.5%	(8.6%)
Income taxes	7,343	3,991	33,601	35,087	31,257	84.0%	(21.9%)

Net earnings	42,330	34,374	65,657	68,603	61,131	23.1%	(4.2%)

Basic earnings per common share[1]	0.61	0.56	1.20	1.29	1.23	8.9%	(11.4%)
Diluted earnings per common share[1]	0.61	0.56	1.19	1.28	1.21	8.9%	(11.0%)
Dividends declared per share[1]	0.52	0.52	0.52	0.50	0.45	0.0%	5.4%

	At or for the years ended December 31,
	2010	2009	2008	2007	2006
Ratios
Net earnings as a percent of average assets	0.67%	0.60%	1.31%	1.49%	1.52%
average stockholders’ equity	5.18%	4.97%	11.63%	13.82%	16.00%
Dividend payout ratio	85.25%	92.86%	43.33%	38.76%	36.59%
Average equity to average asset ratio	12.96%	12.16%	11.23%	10.78%	9.52%
Net interest margin on average earning assets (tax equivalent)	4.21%	4.82%	4.70%	4.50%	4.44%
Efficiency ratio	50.11%	46.45%	49.68%	53.24%	51.10%
Allowance for loan and lease losses as a percent of loans	3.58%	3.46%	1.86%	1.51%	1.53%
Allowance for loan and lease losses as a percent of nonperforming assets	51%	55%	91%	409%	554%

	At or for the years ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Other data
Loans originated and acquired	$1,935,311	2,430,967	2,456,749	2,576,260	2,389,341
Loans serviced for others	173,446	176,231	181,351	177,173	177,518
Number of full time equivalent employees	1,674	1,643	1,571	1,480	1,356
Number of offices	105	106	101	97	93
Number of shareholders of record	1,904	1,979	2,032	1,992	1,973

[1]	Revised for stock splits and dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2010 Compared to December 31, 2009
The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
Highlights and Overview
Net earnings for 2010 were $42.3 million, which is an increase of $8.0 million, or 23 percent, over the prior year. Diluted earnings per share of $0.61 is an increase of 9 percent from the $0.56 earned in 2009. Included in net earnings for 2010 are $1.2 million ($2.0 million pre-tax) in one-time gains on the sale of a merchant card servicing portfolios. Included in net earnings for 2009 is a $3.5 million one-time bargain purchase gain from the acquisition of First National and a $1.5 million ($2.5 million pre-tax) expense in a FDIC special assessment charge.
The primary reason for the increase in net earnings was a reduction in the provision for loan losses of $39.9 million, which was partially offset by the increase in the other real estate owned expense of $13.1 million. In addition, there was increased pressure on the net interest margin which resulted in a decrease of $10.6 million in net interest income. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.21 percent, a decrease of 61 basis points from the 4.82 percent for 2009.
The Company’s loan portfolio decreased from the prior year as a result of slowing loan demand, net charged-off loans, and repossession of foreclosed assets. Gross outstanding loans, including loans held for sale, decreased by $305 million, or 7 percent, from the prior year end. The credit quality of the loan portfolio stabilized at a historically high level of $271 million in non-performing assets. The slight increase in non-performing assets of $9.4 million, or 4 percent, from the prior year was primarily the result of an increase in the other real estate owned category. The early stage delinquencies (accruing loans 30-89 days past due) have decreased from $87.5 million in the prior year end to $45.5 million at the end of 2010.
Consistent with the prior year, the Company purchased investment securities throughout the year to offset the decrease in the loan portfolio and to increase earnings. Investment securities, including interest bearing deposits, FHLB and FRB stock, and federal funds sold, increased $898 million, or 56 percent, from the prior year end.
Deposit growth in 2010 has been beneficial for the Company and reduced the reliance upon other borrowings. Non-interest bearing deposits increased $45 million, or 6 percent, during the year. Interest bearing deposits increased by $376 million, or 11 percent, from prior year. FHLB advances increased $175 million during the year, while FRB borrowings decreased $225 million. Repurchase agreements and other borrowed funds increased $43 million from the prior year.
The Company had a successful equity offering in March 2010 which generated $146 million in net proceeds and 10.291 million in common equity shares. Stockholders’ equity increased $152 million, or 22 percent, during the year and the Company and each of the bank subsidiaries have remained above the well capitalized levels required by regulators.
Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality, and regulatory burden. The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

Financial Condition Analysis
Assets
The following table summarizes the asset balances as of December 31, 2010 and 2009, the amount of change, and percentage change during 2010:

	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Cash on hand and in banks	$71,465	$120,731	$(49,266)	-41%
Investments, interest bearing deposits,
FHLB stock, FRB stock, and federal funds	2,494,513	1,596,238	898,275	56%
Loans and loans held for sale
Residential real estate	709,090	797,626	(88,536)	-11%
Commercial	2,451,091	2,613,218	(162,127)	-6%
Consumer and other	665,321	719,401	(54,080)	-8%

Loans receivable, gross	3,825,502	4,130,245	(304,743)	-7%
Allowance for loan and lease losses	(137,107)	(142,927)	5,820	-4%

Loans receivable, net	3,688,395	3,987,318	(298,923)	-7%

Other assets	504,914	487,508	17,406	4%

Total assets	$6,759,287	$6,191,795	$567,492	9%

Total assets at December 31, 2010 were $6.759 billion, which is $567 million, or 9 percent greater than total assets of $6.192 billion at December 31, 2009.
Investment securities, including interest bearing deposits, FHLB and FRB stock, and federal funds sold, have increased $898 million, or 56 percent, since December 31, 2009. The Company continues to purchase investment securities as loan originations slow, such purchases predominately mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with short weighted-average-lives in the targeted range of two to three years. While mitigating against extension-risk, such securities have lower yields. These security purchases, however, allow the Company to create incremental yield without taking long-term interest rate risk. The Company also continues to selectively purchase tax-exempt investment securities. Investment securities represent 37 percent of total assets at December 31, 2010 versus 26 percent of total assets at December 31, 2009.
At December 31, 2010, gross loans were $3.826 billion, a decrease of $305 million, or 7 percent, compared to gross loans of $4.130 billion at December 31, 2009. The largest decrease in dollars was in commercial loans which decreased $162 million, or 6 percent, from December 31, 2009. In addition, residential real estate loans decreased $89 million, or 11 percent, from December 31, 2009. The decrease in each loan category is due to slower loan demand within the Company’s market areas. Excluding net charge-offs of $91 million, loans transferred to other real estate of $72 million, and an increase in loans held for sale of $10 million, loans decreased $152 million, or 4 percent from December 31, 2009.
The following table summarizes the major asset components as a percentage of total assets as of December 31, 2010, 2009, and 2008:

	December 31,
	2010	2009	2008
Cash, cash equivalents and investment securities	38.0%	27.7%	20.3%
Residential real estate loans	10.2%	12.7%	15.0%
Commercial loans	34.8%	40.5%	45.3%
Consumer and other loans	9.5%	11.2%	12.7%
Other assets	7.5%	7.9%	6.7%

Total assets	100.0%	100.0%	100.0%

The mix of assets from 2008 through 2010 has shifted steadily from the loan portfolio to the investment security portfolio, with the largest increase occurring during 2010 as the Company continued to purchase investment securities as loan demand decreased.

Liabilities
The following table summarizes the liability balances as of December 31, 2010 and 2009, the amount of change, and percentage change during 2010:

	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Non-interest bearing deposits	$855,829	$810,550	$45,279	6%
Interest bearing deposits	3,666,073	3,289,602	376,471	11%
FHLB advances	965,141	790,367	174,774	22%
FRB discount window	—	225,000	(225,000)	-100%
Securities sold under agreements to repurchase and other borrowed funds	269,408	226,251	43,157	19%
Other liabilities	39,500	39,147	353	1%
Subordinated debentures	125,132	124,988	144	0%

Total liabilities	$5,921,083	$5,505,905	$415,178	8%

As of December 31, 2010, non-interest bearing deposits of $856 million increased $45 million, or 6 percent, since December 31, 2009. Interest bearing deposits of $3.666 billion at December 31, 2010 includes $203 million issued through the CDARS. Interest bearing deposits increased $376 million, or 11 percent from December 31, 2009, of which $226 million was from wholesale deposits, including CDARS. The increase in non-interest bearing and interest bearing deposits from the prior year end was driven by a greater number of personal and business customers, as well as existing customers retaining cash deposits because of the uncertainty in the current interest rate environment and for liquidity purposes.
Increases in deposits have reduced the Company’s reliance on the amount of borrowings used to fund investment security growth over the prior year end. FHLB advances increased $175 million, or 22 percent, from December 31, 2009. There were no FRB borrowings through the Term Auction Facility (“TAF”) program at December 31, 2010 due to the cessation of the TAF program by the Federal Reserve. Repurchase agreements and other borrowed funds were $269 million at December 31, 2010, an increase of $43 million, or 19 percent, from December 31, 2009.
The following table summarizes the major liability and equity components as a percentage of total liabilities and equity as of December 31, 2010, 2009, and 2008:

	December 31,
	2010	2009	2008
Deposit accounts	66.9%	66.2%	58.7%
FHLB advances	14.3%	12.8%	6.1%
FRB discount window	0.0%	3.6%	16.5%
Other borrowed funds and repurchase agreements	4.0%	3.7%	3.5%
Subordinated debentures	1.8%	2.0%	2.2%
Other liabilities	0.6%	0.6%	0.8%
Stockholders’ equity	12.4%	11.1%	12.2%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%

The mix of liabilities and stockholders’ equity has remained fairly stable from 2008 through 2010. The deposit component increased slightly from the prior year with a larger increase versus 2008, as the Banks continue to focus on growing and retaining deposits. The increase in deposits allowed the Company to decrease its reliance on the combined FHLB advances, FRB, and other borrowed funds and repurchase agreements. In 2010 those borrowings decreased a combined 1.8 percent from the prior year and 7.8 percent from 2008. The increase in stockholders’ equity from prior year was a result of the public offering of common stock in 2010.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of December 31, 2010 and 2009, the amount of change, and percentage change during 2010:

	December 31,
(Dollars in thousands, except per share data)	2010	2009	$ Change	% Change
Common equity	$837,676	$686,238	$151,438	22%
Accumulated other comprehensive income (loss)	528	(348)	876	-252%

Total stockholders’ equity	838,204	685,890	152,314	22%
Goodwill and core deposit intangible, net	(157,016)	(160,196)	3,180	-2%

Tangible stockholders’ equity	$681,188	$525,694	$155,494	30%

Stockholders’ equity to total assets	12.40%	11.08%
Tangible stockholders’ equity to total tangible assets	10.32%	8.72%
Book value per common share	$11.66	$11.13	$0.53	5%
Tangible book value per common share	$9.47	$8.53	$0.94	11%
Market price per share at end of year	$15.11	$13.72	$1.39	10%
Total stockholders’ equity and book value per share increased $152 million and $0.53 per share, respectively, from December 31, 2009, the increase largely the result of the $146 million in net proceeds from the Company’s March 2010 equity offering of 10.291 million shares. Tangible stockholders’ equity has increased $155 million, or 30 percent, since December 31, 2009 with tangible stockholders’ equity to tangible assets at 10.32 percent and 8.72 percent as of December 31, 2010 and December 31, 2009, respectively.
Results of Operations
The following table summarizes revenue for the years ended December 31, 2010 and 2009, including the amount and percentage change during 2010:
Revenue Summary

	Years ended December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Net interest income
Interest income	$288,402	$302,494	$(14,092)	-5%
Interest expense	53,634	57,167	(3,533)	-6%

Total net interest income	234,768	245,327	(10,559)	-4%

Non-interest income
Service charges, loan fees, and other fees	47,946	45,871	2,075	5%
Gain on sale of loans	27,233	26,923	310	1%
Gain on sale of investments	4,822	5,995	(1,173)	-20%
Other income	7,545	7,685	(140)	-2%

Total non-interest income	87,546	86,474	1,072	1%

	$322,314	$331,801	$(9,487)	-3%

Net interest margin (tax-equivalent)	4.21%	4.82%

Net Interest Income
Net interest income for the year decreased $10.6 million, or 4 percent, over 2009. Total interest income decreased $14 million, or 5 percent, while total interest expense decreased $3.5 million, or 6 percent. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased 61 basis points from 4.82 percent for 2009 to 4.21 percent for 2010, such decrease including a 6 basis points reduction from the reversal of interest on non-accrual loans. The decrease in lower yield and lower volume of loans coupled with an increase in lower yielding investment securities continues to put pressure on both interest income and net interest margin.

Non-interest Income
Non-interest income increased $1.0 million for the year over the same period in 2009. Fee income for 2010 increased $2.1 million, or 5 percent, compared to the prior year primarily from an increase in debit card income. Gain on sale of loans has remained at historical highs of $27.2 million for the year, which is an increase of $310 thousand, or 1 percent, over last year. Included in current year other income is $2.0 million in one-time gains on merchant card servicing portfolios and included in prior year other income is $3.5 million in a one-time bargain purchase gain from the acquisition of First National. Excluding one-time gains, other income increased $1.3 million over the same period in 2009.
Non-interest Expense
The following table summarizes non-interest expense for the years ended December 31, 2010 and 2009, including the amount and percentage change during 2010:

	Years ended December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Compensation, employee benefits and related expense	$87,728	$84,965	$2,763	3%
Occupancy and equipment expense	24,261	23,471	790	3%
Advertising and promotions	6,831	6,477	354	5%
Outsourced data processing expense	3,057	3,031	26	1%
Core deposit intangibles amortization	3,180	3,116	64	2%
Other real estate owned expense	22,193	9,092	13,101	144%
Federal Deposit Insurance Corporation premium	9,121	8,639	482	6%
Other expenses	31,577	30,027	1,550	5%

Total non-interest expense	$187,948	$168,818	$19,130	11%

Non-interest expense for 2010 increased by $19.1 million, or 11 percent, from the same period last year. Compensation and employee benefits increased $2.8 million, or 3 percent, from 2009 which relates to the increase in full-time equivalent employees including the addition of First National employees in October 2009. Occupancy and equipment expense increased $790 thousand, or 3 percent, from 2009. Advertising and promotion expense increased by $354 thousand, or 5 percent, from 2009. The primary category that saw much higher expense was the other real estate owned which increased $13.1 million, or 144 percent, from the prior year. The other real estate owned expenses of $22.2 million for 2010 included $5.1 million of operating expenses, $10.4 million of fair value write-downs, and $6.7 million of loss on sale of other real estate owned. FDIC premiums increased $482 thousand, or 6 percent, from the prior year which included a second quarter special assessment of $2.5 million. Other expense increased $1.6 million, or 5 percent, from the prior year.
Efficiency Ratio
In 2010, the Company revised its efficiency ratio calculation to be consistent with industry reporting by SNL Financial and has also revised the efficiency ratio reported for all prior periods. The efficiency ratio is now calculated as non-interest expense before other real estate owned expenses, core deposit intangible amortization, and non-recurring expense items as a percentage of fully taxable equivalent net interest income and non-interest income, excluding gains and losses on sale of investment securities, other real estate owned income, and non-recurring income items. The efficiency ratio for 2010 was 50 percent compared to 46 percent for 2009. The increase in efficiency ratio resulted from continuing pressure on net interest income in the current low interest rate environment.

Credit Quality Summary
The following table summarizes the Company’s credit quality:

	December 31,
(Dollars in thousands)	2010	2009
Allowance for loan and lease losses at beginning of year	$142,927	76,739
Provision for loan losses	84,693	124,618
Charge-offs	(93,950)	(60,896)
Recoveries	3,437	2,466

Allowance for loan and lease losses at end of year	137,107	142,927

Other real estate owned	73,485	57,320
Accruing loans 90 days or more past due	4,531	5,537
Non-accrual loans	192,505	198,281

Total non-performing assets	270,521	261,138

Allowance for loan and lease losses as a percentage of non-performing assets	51%	55%

Non-performing assets as a percentage of total subsidiary assets	3.91%	4.13%

Allowance for loan and lease losses as a percentage of total loans	3.58%	3.46%

Net charge-offs as a percentage of loans	2.37%	1.42%

Accruing loans 30-89 days or more past due	$45,497	87,491
At December 31, 2010, the ALLL was $137.1 million, a decrease of $5.8 million from the prior year end. The allowance was 3.58 percent of total loans outstanding at December 31, 2010, such percentage up from the 3.46 percent at December 31, 2009. The allowance was 51 percent of non-performing assets at December 31, 2010, compared to 55 percent a year ago. Non-performing assets as a percentage of total subsidiary assets at December 31, 2010 were at 3.91 percent, down from 4.13 percent at prior year end. Early stage delinquencies (accruing loans 30-89 days past due) of $45.5 million at December 31, 2010 improved from prior year’s $87.5 million. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision for loan loss expense at each bank subsidiary.
Provision for Loan Losses

				Accruing
				Loans 30-89	Non-Performing
	Provision		ALLL	Days Past Due	Assets to
	for Loan	Net	as a Percent	as a Percent of	Total Subsidiary
(Dollars in thousands)	Losses	Charge-Offs	of Loans	Loans	Assets
Q4 2010	$27,375	24,525	3.58%	1.19%	3.91%
Q3 2010	19,162	26,570	3.37%	1.03%	4.03%
Q2 2010	17,246	19,181	3.51%	0.90%	4.01%
Q1 2010	20,910	20,237	3.53%	1.50%	4.19%
Q4 2009	36,713	19,116	3.46%	2.12%	4.13%
Q3 2009	47,050	19,094	3.10%	1.08%	4.10%
Q2 2009	25,140	11,543	2.36%	1.52%	3.06%
Q1 2009	15,715	8,677	2.01%	1.60%	1.97%
The provision for loan losses was $84.7 million for 2010, a decrease of $39.9 million, or 32 percent, from the same period in 2009. Net charged-off loans during the year ended December 31, 2010 was $90.5 million, an increase of $32.1 million from the same period in 2009.

For additional information regarding the loan portfolio, credit quality, the ALLL and lending practices, see lending activity in “Item 1. Business.”
Management’s Discussion and Analysis of the Results of Operations
Year ended December 31, 2009 Compared to December 31, 2008
Revenue Summary
The following table summarizes revenue for the years ended December 31, 2009 and 2008, including the amount and percentage change during 2009:

	Years ended December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change
Net interest income
Interest income	$302,494	$302,985	$(491)	0%
Interest expense	57,167	90,372	(33,205)	-37%

Total net interest income	245,327	212,613	32,714	15%

Non-interest income
Service charges, loan fees, and other fees	45,871	47,506	(1,635)	-3%
Gain on sale of loans	26,923	14,849	12,074	81%
Gain (loss) on investments	5,995	(7,345)	13,340	-182%
Other income	7,685	6,024	1,661	28%

Total non-interest income	86,474	61,034	25,440	42%

	$331,801	$273,647	$58,154	21%

Net interest margin (tax-equivalent)	4.82%	4.70%

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
Non-interest Income
Total non-interest income for 2009 increased $25 million, or 42 percent over 2008. Fee income for 2009 decreased $1.6 million, or 3 percent, as compared to 2008. Gain on sale of loans increased $12 million, or 81 percent, primarily the result of the increase in purchase and refinance residential loans originated and sold in the secondary market. Gain on investments during 2009 of $6.0 million is the net gain from sales of investment securities. Loss from investments during 2008 included a non-recurring $7.6 million other-than-temporary impairment charge on investments in Freddie Mac preferred stock and Fannie Mae common stock. Other income of $7.7 million included a $3.5 million one-time bargain purchase gain from the acquisition of First National in 2009. In 2008, other income of $6.0 million included a $1.7 million gain from the sale and relocation of Mountain West’s office facility in Ketchum, Idaho.

Non-interest Expense
The following table summarizes non-interest expense for the years ended December 31, 2009 and 2008, including the amount and percentage change during 2009:

	Years ended December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change
Compensation, employee benefits and related expense	$84,965	$82,027	$2,938	4%
Occupancy and equipment expense	23,471	21,674	1,797	8%
Advertising and promotions	6,477	6,989	(512)	-7%
Outsourced data processing expense	3,031	2,508	523	21%
Core deposit intangibles amortization	3,116	3,051	65	2%
Other real estate owned expense	9,092	1,176	7,916	673%
Federal Deposit Insurance Corporation premium	8,639	1,377	7,262	527%
Other expenses	30,027	27,107	2,920	11%

Total non-interest expense	$168,818	$145,909	$22,909	16%

Non-interest expense increased by $23 million, or 16 percent, during 2009. Compensation and employee benefit expense increased $2.9 million, or 4 percent, from 2008, due to the increased number of employees from the acquisition of San Juans in December 2008 and First National in October 2009. Occupancy and equipment expense increased $2 million, or 8 percent, over 2008 reflecting the cost of additional locations and facility upgrades in 2009. Advertising and promotion expense decreased $512 thousand, or 7 percent, from 2008 reflecting the Banks’ continuing focus on reducing operating expenses. Outsourced data processing expenses increased $523 thousand, or 21 percent, from 2008 as a result of additional locations and general operating increases. Other expenses increased $18 million, or 61 percent, from 2008. The increase in other expenses includes $7.3 million in FDIC insurance premiums, $5.2 million loss from sales of other real estate owned, $2.7 million expense associated with repossessed assets and $1.4 million in legal and outside firm expense. Of the increase in FDIC insurance premiums, $2.5 million is attributable to the second quarter asset-based special assessment.
Credit Quality Summary
The following table summarizes the Company’s credit quality:

	December 31,
(Dollars in thousands)	2009	2008
Allowance for loan and lease losses at beginning of year	$76,739	54,413
Provision for loan losses	124,618	28,480
Acquisition	—	2,625
Charge-offs	(60,896)	(9,839)
Recoveries	2,466	1,060

Allowance for loan and lease losses at end of year	142,927	76,739

Other real estate owned	57,320	11,539
Accruing loans 90 days or more past due	5,537	8,613
Non-accrual loans	198,281	64,301

Total non-performing assets	261,138	84,453

Allowance for loan and lease losses as a percentage of non-performing assets	55%	91%

Non-performing assets as a percentage of total subsidiary assets	4.13%	1.46%

Allowance for loan and lease losses as a percentage of total loans	3.46%	1.86%

Net charge-offs as a percentage of loans	1.42%	0.21%

Accruing loans 30-89 days or more past due	$87,491	54,787

Provision for Loan Losses
The provision for loan losses expense was $125 million for 2009, an increase of $96 million, or 338 percent, from 2008. Net charged-off loans for the year were $58 million compared to $9 million for the prior year. For the year, the provision for loan losses covered net charge-offs 2.1 times.
Additional Management’s Discussion and Analysis
Commitments
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest of which are FHLB advances. For the maturity schedule of advances and schedule of future minimum lease payments see Notes 8 and 20, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
The following table represents the Company’s contractual obligations as of December 31, 2010:

		Payments Due by Period
		Indeterminate
(Dollars in thousands)	Total	Maturity [1]	2011	2012	2013	2014	2015	Thereafter
Deposits	$4,521,902	3,045,233	1,180,365	170,836	74,408	17,787	33,068	205
FHLB advances	965,141	—	761,064	82,000	—	—	75,000	47,077
Repurchase agreements	249,403	—	249,403	—	—	—	—	—
Subordinated debentures	125,132	—	—	—	—	—	—	125,132
Other borrowed funds	18,009	—	11,764	—	—	—	—	6,245
Capital lease obligations	2,912	—	240	242	261	828	195	1,146
Operating lease obligations	18,858	—	2,834	2,345	2,066	1,930	1,765	7,918

	$5,901,357	3,045,233	2,205,670	255,423	76,735	20,545	110,028	187,723

[1]	Represents non-interest bearing deposits and NOW, savings, and money market accounts.
Liquidity
Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:
1.	Assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time.

2.	Providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity.

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

     The Banks’ primary sources of funds are deposits, receipts of principal and interest payments on loans and investment securities, proceeds from sale of loans and securities, short and long-term borrowings. In addition, the Company maintains liquidity capacity through secured and unsecured borrowing programs, brokered deposit relationships, and unencumbered securities. The following table identifies certain liquidity sources and capacity available to the Company at December 31, 2010:

December 31,
(Dollars in thousands)	2010
FHLB advances
Borrowing capacity	$1,102,986
Amount utilized	(965,141)

Amount available	$137,845

FRB discount window
Borrowing capacity	$359,555
Amount utilized	—

Amount available	$359,555

Unsecured lines of credit available	$161,760

Unencumbered securities
U.S. government and federal agency	$170
U.S. government sponsored enterprises	5,188
State and local governments	464,828
Collateralized debt obligations	3,298
Residential mortgage-backed securities	981,545

Total unencumbered securities	$1,455,029

The Company and each of the bank subsidiaries has a wide range of versatility in managing the liquidity and asset/liability mix across each of the bank subsidiaries as well as the Company as a whole. Asset liability committees (“ALCO”) are maintained at the Parent and bank subsidiary levels with the ALCO committees meeting regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., investment securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured.
Capital Resources
Maintaining capital strength continues to be a long-term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders’ equity increased $152 million since prior year end, or 22 percent, primarily the result of a public offering of common stock of $146 million in net proceeds.

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each of the bank subsidiaries was considered well capitalized by the respective regulator as of December 31, 2010 and 2009. There are no conditions or events since year end that management believes have changed the Company’s or subsidiaries’ risk-based capital category. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2010.

	Tier 1 (Core)	Total	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$838,204	838,204	838,204
Less:
Goodwill and intangibles	(150,470)	(150,470)	(150,470)
Net unrealized gain on AFS debt securities	(528)	(528)	(528)
Other adjustments	(88)	(88)	(88)
Plus:
Allowance for loan and lease losses	—	56,625	—
Subordinated debentures	124,500	124,500	124,500
Other adjustments	—	2	—

Regulatory capital	$811,618	868,245	811,618

Risk-weighted assets	$4,449,324	4,449,324

Total adjusted average assets			$6,386,400

Capital as % of risk weighted assets	18.24%	19.51%	12.71%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.24%	9.51%

For additional information, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” Dividend payments were $0.52 per share for 2010 and 2009. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock, of which 71,915,073 has been issued as of December 31, 2010. The Company’s capacity to issue additional shares has been demonstrated with the most recent stock issuances in 2010 and 2008, although no assurances can be made that future stock issuances would be as successful. The Company also has the capacity to issue 1,000,000 shares of preferred shares, of which currently none are issued.
Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by ALCO such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, FRB borrowings, federal funds purchased, brokered deposits, and wholesale repurchase agreements. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased costs of funds.
Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to each bank subsidiary and Parent ALCO. In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest Rate Risk
The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long-term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest-bearing deposits without a stated maturity could be withdrawn upon demand. However, the Banks’ experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the FRB changes short-term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.
GAP analysis
The following table gives a description of our GAP position for various time periods. As of December 31, 2010, the Company had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 17.77 percent which compares to a negative 14.05 percent at December 31, 2009 and a negative 14.07 percent at December 31, 2008. The table also shows the GAP earnings sensitivity, and earnings sensitivity ratio, along with a brief description as to how they are calculated. The methodology used to compile this GAP information is based on the Company’s mix of assets and liabilities and the historical experience accumulated regarding their rate sensitivity.

	Projected Maturity or Repricing
	0-6	6-12	1 - 5	More than
(Dollars in thousands)	Months	Months	Years	5 Years	Total
Assets
Interest bearing deposits and
federal funds sold	$33,349	—	45	—	33,394
Investment securities	22,522	20,566	105,209	558,291	706,588
Residential mortgage-backed securities	408,652	339,403	895,724	46,323	1,690,102
FHLB stock and FRB stock	—	—	49,072	15,357	64,429
Variable rate loans	1,110,473	244,946	928,247	165,469	2,449,135
Fixed rate loans	329,353	201,062	587,452	182,287	1,300,154

Total interest bearing assets	$1,904,349	805,977	2,565,749	967,727	6,243,802

Liabilities
Interest bearing deposits	2,011,827	357,097	292,166	1,004,983	3,666,073
FHLB advances	741,064	20,000	157,000	47,077	965,141
Repurchase agreements and other borrowed funds	260,802	453	1,028	7,125	269,408
Subordinated debentures	—	—	—	125,132	125,132

Total interest bearing liabilities	$3,013,693	377,550	450,194	1,184,317	5,025,754

Repricing gap	$(1,109,344)	428,427	2,115,555	(216,590)	1,218,048
Cumulative repricing gap	$(1,109,344)	(680,917)	1,434,638	1,218,048
Cumulative gap as a % of interest bearing assets	-17.77%	-10.91%	22.98%	19.51%

Gap earnings sensitivity [1]		(4,141)

Gap earnings sensitivity ratio [2]		-9.78%

[1]	Gap Earnings Sensitivity is the estimated effect on earnings, after taxes of 39.19 percent, of a 1 percent increase or decrease in interest rates (1 percent of ($680,917 — $266,851))

[2]	Gap Earnings Sensitivity Ratio is Gap Earnings Sensitivity divided by the 2010 net earnings of $42,330. A 1 percent increase in interest rates has this estimated percentage decrease on annual net earnings.

This table estimates the repricing and maturities of the contractual characteristics of the assets and liabilities, based upon the Company’s assessment of the repricing characteristics of the various instruments. Interest-bearing checking and regular savings are included in the categories that reflect the interest rate sensitivity of the individual programs and if the deposits are not clearly rate sensitive, the deposits are included in the more than 5 years category. Money market balances are included in the less than 6 months category. Residential mortgage-backed securities are categorized based on the anticipated payments.
Net interest income simulation
The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Because of limitations in GAP modeling the ALCO of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and 100bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed as a benchmark. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following reflects the Company’s NII sensitivity analysis as of December 31, 2010 and 2009 as compared to the 10 percent policy limit approved by the Company’s and Banks’ Board of Directors.

	December 31,
(Dollars in thousands)	2010	2009
+200 bp
Estimated sensitivity	-4.5%	-3.0%
Estimated decrease in net interest income	$(10,541)	(7,433)

-100 bp
Estimated sensitivity	-2.1%	0.3%
Estimated (decrease) increase in net interest income	$(4,930)	613
The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.
Economic value of equity
In addition to the GAP and NII analysis, the Company calculates the economic value of equity (“EVE”) which focuses on longer term interest rate risk. The EVE process models the cash flow of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase in interest rates. The results for the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The results percentage change in the EVE is an indication of the longer term re-pricing risk and options embedded in the balance sheet. The following includes the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2010:

	Policy	Post
Rate Shocks	Limits	Shock Ratio
-100 bp	15%	-0.6%
+100 bp	15%	-5.0%
+200 bp	25%	-11.5%
+300 bp	35%	-18.9%

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
Based upon management’s analysis of the Company’s loan and lease portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within each bank subsidiary’s loan and lease portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan and lease portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.
The ALLL consists of a specific allocation component and a general allocation component. The specific component relates to loans that are determined to be impaired. The Company measures impairment on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral-dependent loans and real-estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation of the underlying real property value. The Company’s impaired loans include TDR loans which are individually assessed in the specific allocation component of the ALLL by portfolio class.

The general allocation component relates to probable credit losses inherent in the balance of the portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on each of the Banks’ judgment and experience. The changes in trends and conditions of certain items include the following:
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due and nonaccrual loans;

•	Changes in the quality of the Company’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.
Each of the bank’s ALLL evaluation is well documented and approved by each bank subsidiary’s Board of Directors and reviewed by the Parent’s Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by each bank subsidiary’s Board of Directors, the Parent’s Board of Directors, independent credit reviewers and state and federal bank regulatory agencies.
Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank’s allowance is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of each bank’s unimpaired loan and lease portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight, i.e., measurement and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor.
The ALLL is increased by charges to earnings and decreased by charge-offs (net of recoveries). For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
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
For fair value estimates provided by third party vendors, management also considered the models and methodology for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions. For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers’ management for clarification and verification of information relevant to the Company’s impairment analysis.

In evaluating impaired securities for other-than-temporary impairment losses, management considers, among other things, 1) the severity and duration of the impairment, 2) the credit ratings of the security, 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.
In evaluating equity securities for other-than-temporary impairment losses, the Company assesses impairment to be other-than-temporary when the Company lacks the intent and the ability to retain the equity security for a period of time sufficient to allow for recovery in full of the cost basis of the security. If the Company has decided to sell an impaired equity security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed to have an other-than-temporary impairment in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. For other-than-temporary losses on equity securities, the Company recognizes the entire amount of the other-than-temporary impairment in earnings.
In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. If impairment is determined to be other-than-temporary and the Company does not intend to sell a debt security, and it is more likely-than-not the Company will not be required to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion (noncredit portion) in other comprehensive income, net of tax. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
If impairment is determined to be other-than-temporary and the Company intends to sell a debt security or it is more likely-than-not the Company will be required to sell the security before recovery of its cost basis, it recognizes the entire amount of the other-than-temporary impairment in earnings.
For debt securities with other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall be the new amortized cost basis of the security. In subsequent periods, the Company accretes into interest income the difference between the new amortized cost basis and cash flows expected to be collected prospectively over the life of the debt security.
Equity securities owned at December 31, 2010 primarily consisted of stock issued by the FHLB of Seattle, FHLB of Topeka and the FRB, such shares are measured at cost for purposes in recognition of the transferability restrictions imposed by the issuers. Other equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc. The fair value of other stock in an unrealized loss position was $7 thousand, with unrealized losses of $4 thousand or 57 percent of fair value, at December 31, 2010.
With respect to FHLB stock, the Company evaluates such stock for other-than-temporary impairment. Such evaluation takes into consideration (1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements, (2) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the time period for any such decline, (3) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (4) the impact of legislative and regulatory changes on the FHLB, and (5) the liquidity position of the FHLB.
Based on the analysis of its impaired equity securities as of December 31, 2010, the Company determined that none of such securities had other-than-temporary impairment.
The Company believes that macroeconomic conditions occurring in 2010 and in 2009 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

Debt securities sold during the 2010, included 119 securities of which 108 were sold at a realized gain of $7.8 million and 11 were sold at a realized loss of $3.0 million. The increase in sales activity reflects the Company’s more active management of the portfolio. Such sales were executed with the proceeds used to buy additional investment securities such that the investment portfolio performs well across varying interest rate environments.
During the first half of 2009, the Company sold no investment securities as the Company continued its then historical approach to managing the investment portfolio, i.e., to “buy and hold” securities to maturity, although such securities may be sold given that all of the securities held in the investment portfolio are designated as available-for-sale. During the second half of 2009, the Company sold 59 securities of which 52 were sold at a realized gain of $7.1 million and 7 were sold at a realized loss of $1.1 million.
Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. With respect to its impaired debt securities at December 31, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.
As of December 31, 2010, there were 597 investments in an unrealized loss position of which 595 were debt securities and 2 were equity securities. With respect to the 595 debt securities, state and local government securities have the largest unrealized loss. The fair value of the residential mortgage-backed securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $384.2 million at December 31, 2010 of which $325.1 million was purchased during 2010, the remainder of which had a fair market value of $59.2 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $1.5 million since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss decreased from 4.51 percent of fair value at December 31, 2009 to .73 percent of fair value at December 31, 2010. The fair value of Collateralized Debt Obligation (“CDO”) securities in an unrealized loss position is $6.6 million, with unrealized losses of $4.583 million at December 31, 2010; the unrealized loss decreased from 162.7 percent of fair value at December 31, 2009 to 69.48 percent of fair value at December 31, 2010. The fair value of state and local government securities in an unrealized loss position were $378.3 million at December 31, 2010 of which $240.3 million was purchased during 2010, the remainder of which had a fair market value of $138.0 million at December 31, 2009. For the securities purchased in 2010, there has been an unrealized loss of $11.7 million since purchase. Of the remaining state and local government securities in a loss position, the unrealized loss increased from 1.35 percent of fair value at December 31, 2009 to 4.21 percent of fair value at December 31, 2010. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

		Number of	Number of
	Unrealized	Debt	Equity
(Dollars in thousands)	Loss	Securities	Securities
Greater than 40.0%	$4,586	6	1
30.1% to 40.0%	—	—	—
20.1% to 30.0%	—	—	—
15.1% to 20.0%	415	2	—
10.1% to 15.0%	2,182	20	1
5.1% to 10.0%	8,152	134	—
0.1% to 5.0%	7,978	433	—

Total	$23,313	595	2

With respect to the duration of the impaired debt securities, the Company identified 32 which have been continuously impaired for the twelve months ending December 31, 2010. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. Of the 32 securities, 14 are state and local tax-exempt securities with an unrealized loss of $1.3 million, the most notable of which had an unrealized loss of $325 thousand. Of the 32 securities, 6 are identical CDO securities with an aggregate unrealized loss of $4.6 million, the most notable of which had an unrealized loss of $1.1 million.
With respect to the CDO securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s. The Senior Notes have also been rated as of December 31, 2010 by Fitch as “BBB,” such rating effective September 21, 2010. Prior to such downgrade, Fitch had rated the Senior Notes as “A” since December 31, 2009. As of December 31, 2010, 9 of the 26 trust subsidiaries were treated by the Trustee as in default, either because of an actual default or elective deferral of interest payments on their respective obligations. As of the end of the third and second quarters of 2010, 8 of the 26 trust subsidiaries were treated by the Trustee as in default on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were treated as in default compared to 3 of the 26 trust subsidiaries treated as in default on their respective obligations as of the end of the first three quarters of 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 25.28 percent of the outstanding principle of the Senior Notes has been prepaid through December 31, 2010 compared to 15.22 percent at December 31, 2009. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. For each of the four quarters of 2010 and the fourth quarter of 2009, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of the end of each of the four quarters of 2010 and at each quarter end in 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at December 31, 2010 and at the end of each of the prior quarters of 2010 and 2009 was temporary, and not other-than-temporary.
Of the 32 securities temporarily impaired continuously for the twelve months ending December 31, 2010, 6 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $1.2 million, the most notable of which had an unrealized loss of $476 thousand. Of the 6 non-guaranteed private label whole loan mortgages, 2 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 4 are collateralized by 30-year fixed rate residential mortgages considered to be “ALT – A.” Moreover, none of the underlying mortgage collateral is considered “subprime”.
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
The analysis includes performance projections based upon cash flow assumptions designed to assess risk by capturing key performance data and trends such as delinquencies, severity of defaults, severity of collateral loss, and a range of prepayment speeds taking into account both voluntary (“CRR”) and involuntary (“CDR”) payments and the seniority of the CMO tranche within the CMO deal. The projected cash flows incorporate a range of macroeconomic trends, including for example, interest rates, gross domestic product and employment, as well as home price appreciation/depreciation (“HPA”) and geographic affordability (“Geo Aff”).

HPA is a primary driver of credit performance in addition to loan characteristics. Negative HPA refers to declining house price appreciation (i.e., depreciation in essence). HPA scenarios are performed at loan-level capturing characteristics such as loan-to-value, credit scores (e.g., FICO), loan type, occupancy, purpose, and geography. Geo Aff is also a house price appreciation scenario and such refers to house price affordability levels by geography (relative to income). Prior to performing any HPA or Geo Aff-based analysis, significant fine-tuning adjustments are made to factor in the current state of the housing market. Tuning adjustments include delinquency roll rates, cure rates, voluntary prepayments, loan-to-values, and credit scores. Additionally, other factors used in the analyses are updated for current market conditions and trends, including loss severities and collateral loss estimates provided by the credit rating agencies for the CMO structures.
Based on the analysis of its impaired debt securities as of December 31, 2010, the Company determined that none of such securities had other-than-temporary impairment.
Goodwill Impairment
As required by FASB ASC Topic 350, Intangibles — Goodwill and Other, the Company tests goodwill and other intangible assets for impairment at the reporting unit level annually during the third quarter. The reporting unit level at which goodwill exists is at ten of the eleven bank subsidiaries. In addition, goodwill and other intangible assets of a subsidiary are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:
•	A significant change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel;

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

•	The testing for recoverability of a significant asset group within a reporting unit.
The goodwill impairment test is a two-step process which requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of its reporting units to the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment amount, if any.
For the first step in evaluating goodwill for possible impairment, the Company performs two analyses. The first analysis estimates fair value based on market multiples of deal price to equity, deal price to tangible equity, and deal price to last twelve months earnings. The deal price multiples are obtained from an independent third party for acquisitions of financial institutions completed within the prior twelve months preceding each testing date, such acquisitions excluding financial institutions whose size and operations are not comparable to the Company and its bank subsidiaries. As an additional analysis, the Company also tests for goodwill impairment based on the Company’s market capitalization adjusted for control value. In evaluating the range of appropriate control values, the control values have ranged from twenty percent to thirty-five percent, such values taking into account recent trends in market capitalization in advance of the date at which the Company is testing for potential goodwill impairment. Based on annual and any interim testing results, the Company has determined that the fair value of each reporting unit exceeded its carrying value, such that the Company’s goodwill was not considered impaired during 2010. However, further adverse changes in the economic environment, operations of the reporting units, or other factors could result in a decline in the fair value of the reporting units which could result in goodwill impairment.
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
In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company’s review included the extent to which markets for investment securities were determined to have limited or no activity, or were judged to be active markets. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company’s due diligence review, investment securities are placed in the appropriate hierarchy levels with adjustment to vendors’ recommendations made as necessary. Most notably, the Company determined that its CDO securities, i.e., trust preferred securities, were illiquid due to inactive markets (i.e., due to the absence of trade volume during 2009 and 2010), the fair values of which had significant reliance on unobservable inputs, and therefore were classified as Level 3 within the hierarchy.
On a non-recurring basis, the Company measures other real estate owned and collateral-dependent impaired loans, net of ALLL, at fair value. Other real estate owned is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of other real estate owned is based on appraisals or evaluations. Other real estate owned is classified within Level 3 of the fair value hierarchy. Collateral-dependent impaired loans, net of ALLL, are loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms and are considered impaired in accordance with FASB ASC Topic 310, Receivables. The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Company reviews appraisals for other real estate owned and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The Company considers the appraisal or evaluation as the starting point for determining fair value and the Company also considers other factors and events in the environment that may affect the fair value. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell.
In addition to measuring certain financial assets and liabilities on a recurring or non-recurring basis, the Company discloses estimated fair value on financial assets and liabilities. The following is a description of the methods used to estimate the fair value of all other financial instruments recognized at amounts other than fair value:
Loans receivable, net of ALLL: fair value is estimated by discounting the future cash flows using the rates at which similar notes would be originated for the same remaining maturities. The market rates used are based on current rates the Banks would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.
Term deposits: fair value is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the Banks. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.

Non-callable FHLB advances: fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.
FRB borrowings: fair value is estimated based on borrowing rates currently available to the Company for FRB borrowings with similar terms and maturities. The current outstanding borrowings are short term and current rates offered by FRB equal the rates on the outstanding borrowings, resulting in the estimated fair value being the same as the book value.
Term repurchase agreements: fair value is estimated based on current repurchase rates currently available to the Company for repurchases agreements with similar terms and maturities. The market rates used are based on current rates the Banks would incur for similar borrowings. The estimated fair value for overnight repurchase agreements and other borrowings is book value.
Subordinated debentures: fair value is estimated by discounting the estimated future cash flows using current estimated market rates. The market rates used were averages of currently traded trust preferred securities with similar characteristics to the Company’s issuances and obtained from an independent third party.
For additional information on fair value measurements, see Note 19 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that has either been issued during 2010 or is effective during 2010 or 2011 and may possibly have a material impact on the Company includes amendments to: FASB ASC Topic 310, Receivables, FASB ASC Topic 350, Intangibles — Goodwill and Other, FASB ASC Topic 805, Business Combinations, FASB ASC Topic 810, Consolidation, FASB ASC Topic 820, Fair Value Measurements and Disclosures and FASB ASC Topic 860, Transfers and Servicing. For additional information on the topics and the impact on the Company see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Information regarding “Quantitative and Qualitative Disclosures about Market Risk” is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana
We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the Unites States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, llp
Denver, Colorado
February 28, 2011

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana
We have audited Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with generally accepted accounting principles in the United States of America. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Glacier Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 28, 2011, expressed an unqualified opinion thereon.
/s/ BKD, llp
Denver, Colorado
February 28, 2011

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except per share data)	2010	2009
Assets
Cash on hand and in banks	$71,465	120,731
Federal funds sold	—	87,155
Interest bearing cash deposits	33,394	2,689

Cash and cash equivalents	104,859	210,575

Investment securities, available-for-sale	2,461,119	1,506,394
Loans held for sale	76,213	66,330
Loans receivable	3,749,289	4,063,915
Allowance for loan and lease losses	(137,107)	(142,927)

Loans receivable, net	3,612,182	3,920,988

Premises and equipment, net	152,492	140,921
Other real estate owned	73,485	57,320
Accrued interest receivable	30,246	29,729
Deferred tax asset	40,284	41,082
Core deposit intangible, net	10,757	13,937
Goodwill	146,259	146,259
Other assets	51,391	58,260

Total assets	$6,759,287	6,191,795

Liabilities
Non-interest bearing deposits	$855,829	810,550
Interest bearing deposits	3,666,073	3,289,602
Federal Home Loan Bank advances	965,141	790,367
Securities sold under agreements to repurchase	249,403	212,506
Federal Reserve Bank discount window	—	225,000
Other borrowed funds	20,005	13,745
Accrued interest payable	7,245	7,928
Subordinated debentures	125,132	124,988
Other liabilities	32,255	31,219

Total liabilities	5,921,083	5,505,905

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	616
Paid-in capital	643,894	497,493
Retained earnings — substantially restricted	193,063	188,129
Accumulated other comprehensive income (loss)	528	(348)

Total stockholders’ equity	838,204	685,890

Total liabilities and stockholders’ equity	$6,759,287	6,191,795

Number of common stock shares issued and outstanding	71,915,073	61,619,803

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Operations

	Years ended December 31
(Dollars in thousands, except per share data)	2010	2009	2008
Interest Income
Residential real estate loans	$45,401	54,498	51,166
Commercial loans	143,861	151,580	165,119
Consumer and other loans	42,130	44,844	47,725
Investment securities	57,010	51,572	38,975

Total interest income	288,402	302,494	302,985

Interest Expense
Deposits	35,598	38,429	55,012
Federal Home Loan Bank advances	9,523	7,952	15,355
Securities sold under agreements to repurchase	1,607	2,007	3,823
Subordinated debentures	6,622	6,818	7,430
Other borrowed funds	284	1,961	8,752

Total interest expense	53,634	57,167	90,372

Net Interest Income	234,768	245,327	212,613
Provision for loan losses	84,693	124,618	28,480

Net interest income after provision for loan losses	150,075	120,709	184,133

Non-Interest Income
Service charges and other fees	43,040	40,465	41,550
Miscellaneous loan fees and charges	4,906	5,406	5,956
Gain on sale of loans	27,233	26,923	14,849
Gain (loss) on investments	4,822	5,995	(7,345)
Other income	7,545	7,685	6,024

Total non-interest income	87,546	86,474	61,034

Non-Interest Expense
Compensation, employee benefits and related expense	87,728	84,965	82,027
Occupancy and equipment expense	24,261	23,471	21,674
Advertising and promotions	6,831	6,477	6,989
Outsourced data processing expense	3,057	3,031	2,508
Core deposit intangibles amortization	3,180	3,116	3,051
Other real estate owned expense	22,193	9,092	1,176
Federal Deposit Insurance Corporation premiums	9,121	8,639	1,377
Other expense	31,577	30,027	27,107

Total non-interest expense	187,948	168,818	145,909

Earnings Before Income Taxes	49,673	38,365	99,258
Federal and state income tax expense	7,343	3,991	33,601

Net Earnings	$42,330	34,374	65,657

Basic earnings per share	$0.61	0.56	1.20
Diluted earnings per share	$0.61	0.56	1.19
See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2010, 2009 and 2008

				Retained	Accumulated	Total
				Earnings	Other Comp-	Stock-
	Common Stock		Paid-in	Substantially	rehensive	holders'
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	Income (Loss)	Equity
Balance at December 31, 2007	53,646,480	$536	374,728	150,195	3,117	528,576

Comprehensive income:
Net earnings	—	—	—	65,657	—	65,657
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	(4,360)	(4,360)

Total comprehensive income						61,297

Cash dividends declared ($0.52 per share)	—	—	—	(29,079)	—	(29,079)
Stock options exercised	719,858	7	9,789	—	—	9,796
Stock issued in connection with acquisition	639,935	7	9,280	—	—	9,287
Public offering of stock issued	6,325,000	63	93,890	—	—	93,953
Cumulative effect of a change in accounting principle	—	—	—	(997)	—	(997)

Stock based compensation and tax benefit	—	—	4,107	—	—	4,107

Balance at December 31, 2008	61,331,273	$613	491,794	185,776	(1,243)	676,940

Comprehensive income:
Net earnings	—	—	—	34,374	—	34,374
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	895	895

Total comprehensive income						35,269

Cash dividends declared ($0.52 per share)	—	—	—	(32,021)	—	(32,021)
Stock options exercised	188,535	2	2,552	—	—	2,554
Stock issued in connection with acquisition	99,995	1	1,419	—	—	1,420
Stock based compensation and tax benefit	—	—	1,728	—	—	1,728

Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net earnings	—	—	—	42,330	—	42,330
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	876	876

Total comprehensive income						43,206

Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock options exercised	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock based compensation and tax benefit	—	—	850	—	—	850

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31
(Dollars in thousands)	2010	2009	2008
Operating Activities
Net earnings	$42,330	34,374	65,657
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Mortgage loans held for sale originated or acquired	(1,086,089)	(1,239,862)	(675,280)
Proceeds from sales of mortgage loans held for sale	1,129,592	1,255,432	675,276
Provision for loan losses	84,693	124,618	28,480
Depreciation of premises and equipment	10,808	10,450	9,814
Amortization of core deposit intangible	3,180	3,116	3,051
(Gain) loss on investments	(4,822)	(5,995)	7,345
Gain on sale of loans	(27,233)	(26,923)	(14,849)
Loss on other real estate owned and writedown	15,937	5,676	149
Bargain purchase gain	—	(3,482)	—
Amortization of investment securities premiums and discounts, net	17,782	(73)	1,400
Federal Home Loan Bank stock dividends	(23)	(16)	—
Deferred tax expense (benefit)	138	(29,755)	(11,032)
Stock compensation expense, net of tax benefits	932	1,863	1,686
Excess deficiencies (benefits) related to the exercise of stock options	4	(75)	(1,325)
Net (increase) decrease in accrued interest receivable	(517)	1,312	(2,135)
Net decrease in accrued interest payable	(683)	(2,241)	(3,656)
Net decrease (increase) in other assets	6,878	(29,895)	2,117
Net increase (decrease) in other liabilities	1,036	(1,787)	517

Net cash provided by operating activities	193,943	96,737	87,215

Investing Activities
Proceeds from sales, maturities and prepayments of investments available-for-sale	700,182	310,809	280,051
Purchases of investments available-for-sale	(1,664,573)	(768,045)	(584,058)
Principal collected on commercial and consumer loans	771,255	1,002,856	1,088,871
Commercial and consumer loans originated or acquired	(709,317)	(1,006,751)	(1,420,609)
Principal collections on real estate loans	213,572	237,883	305,353
Real estate loans originated or acquired	(139,905)	(184,354)	(357,951)
Proceeds from sale of other real estate owned	30,529	14,763	4,294
Net purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,829)	(701)	(640)
Net cash received (paid) for acquisition of banks	—	41,716	(7,133)
Net addition of premises and equipment and other real estate owned	(22,652)	(11,859)	(15,336)

Net cash used in investment activities	(822,738)	(363,683)	(707,158)

Financing Activities
Net increase (decrease) in deposits	421,750	601,062	(40,936)
Net increase (decrease) in Federal Home Loan Bank advances	174,774	451,910	(209,829)
Net increase in securities sold under repurchase agreements	36,897	8,251	10,322
Net (decrease) increase in Federal Reserve Bank discount window	(225,000)	(689,000)	914,000
Net increase (decrease) in other borrowed funds	6,404	(565)	(221,963)
Cash dividends paid	(37,396)	(32,021)	(29,079)
Excess (deficiencies) benefits related to the exercise of stock options	(4)	75	1,325
Proceeds from exercise of stock options and other stock issued	145,654	2,554	103,749

Net cash provided by financing activities	523,079	342,266	527,589

Net (decrease) increase in cash and cash equivalents	(105,716)	75,320	(92,354)
Cash and cash equivalents at beginning of period	210,575	135,255	227,609

Cash and cash equivalents at end of period	$104,859	210,575	135,255

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$54,318	59,408	94,028
Cash paid during the period for income taxes	9,371	36,778	43,114
Sale and refinancing of other real estate owned	10,215	8,150	2,909
Other real estate acquired in settlement of loans	72,572	71,967	16,661
The following schedule summarizes the Company’s acquisitions in 2009 and 2008:

	First National	Bank of the
	Bank & Trust	San Juans
Date acquired	Oct. 2, 2009	Dec. 1, 2008
Fair Value of assets acquired	$272,280	$157,648
Cash paid for the capital stock	621	7,133
Capital stock issued	9,995	9,287
Liabilities assumed	266,758	139,016
See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies
(a) General
Glacier Bancorp, Inc. (“the Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation incorporated in 1990. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries (collectively referred to hereafter as the “Banks”). The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.
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
(b) Principles of Consolidation
As of December 31, 2010, the Company is the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Big Sky Western Bank (“Big Sky”), Valley Bank of Helena (“Valley”), and First Bank of Montana (“First Bank-MT”), all located in Montana, Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho, 1st Bank (“1st Bank”) and First National Bank & Trust (“First National”) located in Wyoming, and Bank of the San Juans (“San Juans”) located in Colorado. All significant inter-company transactions have been eliminated in consolidation.
In April 2010, the Company formed a wholly-owned subsidiary, GBCI Other Real Estate (“GORE”), to isolate certain bank foreclosed properties for legal protection and administrative purposes. During the year, foreclosed properties were sold to GORE from bank subsidiaries at fair market value and properties remaining are currently held for sale.
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
On February 1, 2009, First National Bank of Morgan (“Morgan”) merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. Prior period activity of Morgan has been combined and included in 1st Bank’s historical results. The merger was accounted for as a combination of two wholly-owned subsidiaries without acquisition accounting and prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries’ historical results.

1. Summary of Significant Accounting Policies . . . continued
(c) Variable Interest Entities
FASB ASC Topic 810, Consolidation, states that a variable interest entity (“VIE”) exists when either the entity’s total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or the equity investors as a group lack any of the following three characteristics: the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIEs net assets exclusive of variable interests. Under the guidance, the Company is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the VIEs significant activities and has an obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance requires continual reconsideration of conclusions reached regarding which variable interest holder is a VIEs primary beneficiary.
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested or credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investments and determined that the Company is the primary beneficiary of such VIEs and has consolidated the VIEs into the bank subsidiary which holds the direct investment in the VIE. For the CDE (NMTC) investments, the creditors and other beneficial interest holders therein have no recourse to the general credit of the bank subsidiaries. As of December 31, 2010, the Company had investments in VIEs of $39,936,000 and $2,941,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The total assets consolidated into the bank subsidiaries approximated the investments in the VIEs.
(d) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits, federal funds sold and liquid investments with original maturities of three months or less.
(e) Investment Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, shown as a separate component of stockholders’ equity. As of December 31, 2010 and 2009, the Company only has available-for-sale securities.
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
The Company holds stock in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). FHLB stock and FRB stock is restricted because such stock may only be sold to the FHLB or FRB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.
For additional information relating to investment securities, see Note 3.

1. Summary of Significant Accounting Policies . . . continued
(f) Loans Held for Sale
Mortgage and commercial loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized by charges to non-interest income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interests in the loan, is received in exchange. A gain is recognized in non-interest income to the extent the selling price exceeds the carrying value.
(g) Loans Receivable
Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is reported on the interest method and includes discount accretion and premium amortization on acquired loans and net loan fees on originated loans which are amortized over the expected life of loans using a method that approximates the effective interest method. The Company’s loan portfolio segments include real estate, commercial, and consumer loans. The Company’s portfolio classes, a further disaggregation of segments, include residential real estate loans (real estate segment), commercial real estate and other commercial loans (commercial segment), and home equity and other consumer loans (consumer segment).
Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on non-accrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or troubled debt restructurings, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:
•	analysis of global, i.e., aggregate debt service for total debt obligations;

•	assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and

•	loan structures and related covenants.
The Company considers its impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement; and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring (“TDR”) loans).
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company’s troubled debt restructuring loans are included in the impaired loans amount of which the majority are designated as nonaccrual. The Company made the following types of loan modifications, some of which were considered TDR:
•	Reduction of the stated interest rate for the remaining term of the debt

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics, and

•	Reduction of the face amount of the debt as stated in the debt agreements.
For additional information relating to loans, see Note 4.

1. Summary of Significant Accounting Policies . . . continued
(h) Allowance for Loan and Lease Losses
Based upon management’s analysis of the Company’s loan and lease portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within each bank subsidiary’s loan and lease portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan and lease portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.
The ALLL consists of a specific allocation component and a general allocation component. The specific component relates to loans that are determined to be impaired. The Company measures impairment on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation of the underlying real property value. The Company’s impaired loans include TDR loans which are individually assessed in the specific allocation component of the ALLL by portfolio class.
The general allocation component relates to probable credit losses inherent in the balance of the portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on each of the banks’ judgment and experience. The changes in trends and conditions of certain items include the following:
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due and nonaccrual loans;

•	Changes in the quality of the Company’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.
The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged off as a reduction of the ALLL. Recoveries of amounts previously charged off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until such time as it is sold.

1. Summary of Significant Accounting Policies . . . continued
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
In evaluating impaired securities for other-than-temporary impairment losses, management considers, 1) the severity and duration of the impairment, 2) the credit ratings of the security, 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. The Company also considers its intent and ability to retain the investment security for a period of time sufficient to allow for anticipated recovery in fair value. In so doing, the Company considers 1) contractual constraints, liquidity and capital needs of the Company, and 2) management’s approach to managing the investment portfolio including intent, if any, to dispose of impaired investment securities in periods subsequent to the impairment analysis date.
For additional information relating to whether an investment security is temporarily or other-than-temporarily impaired, see Note 3.
(j) Premises and Equipment
Premises and equipment are accounted for at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15 - 40 years and the estimated useful life for furniture, fixtures, and equipment is 3 - 10 years. Interest is capitalized for any significant building projects. For additional information relating to premises and equipment, see Note 5.
(k) Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less selling costs. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Costs, excluding interest, relating to the improvement of property are capitalized, whereas those relating to holding the property are charged to expense. If the fair value of the asset, less selling costs, is less than the cost of the property, a loss is recognized in other expenses and the asset’s carrying value is reduced. Gain or loss on disposition of other real estate owned is recorded in non-interest income or non-interest expense.
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
As required on an annual basis, the Company tests goodwill and other intangible assets for impairment at the subsidiary level annually during the third quarter. In addition, goodwill and other intangible assets of a subsidiary are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting unit below its carrying amount. For additional information relating to goodwill, see Note 6.

1. Summary of Significant Accounting Policies . . . continued
(m) Income Taxes
Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than 50 percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 13.
(n) Advertising and Promotion
Advertising and promotion costs are recognized in the period incurred.
(o) Stock-based Compensation
Compensation cost related to the share-based payment transactions is recognized in the financial statements over the requisite service period, which is the vesting period. Compensation cost is measured using the fair value of an award on the grant date by using the Black Scholes option-pricing model. For additional information relating to stock-based compensation, see Note 16.
(p) Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying value of the asset to fair value. At December 31, 2010 and 2009, no assets were considered impaired.
(q) Earnings Per Share
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
(r) Leases
The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating to leases, see Note 20.
(s) Comprehensive Income
Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income is unrealized gains and losses, net of tax expense (benefit), on available-for-sale securities.
(t) Transfers between Fair Value Hierarchy Levels
Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date.
(u) Reclassifications
Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

2. Cash on Hand and in Banks
At December 31, 2010 and 2009, cash and cash equivalents primarily consisted of federal funds sold, cash on hand, and cash items in process. The bank subsidiaries are required to maintain an average reserve balance with either the Federal Reserve or in the form of cash on hand. The required reserve balance at December 31, 2010 was $10,630,000.
The financial institutions holding the Company’s cash accounts are participating in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.
3. Investment Securities, Available-for-Sale
A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	Year ended December 31, 2010
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$207	4	—	211

U.S. government sponsored enterprises
Maturing within one year	0.00%	—	—	—	—
Maturing after one year through five years	2.38%	40,715	715	—	41,430
Maturing after five years through ten years	1.94%	84	—	—	84
Maturing after ten years	0.73%	4	—	—	4

	2.38%	40,803	715	—	41,518

State and local governments
Maturing within one year	4.06%	1,096	11	(1)	1,106
Maturing after one year through five years	3.70%	8,341	214	(10)	8,545
Maturing after five years through ten years	3.73%	18,675	379	(56)	18,998
Maturing after ten years	4.91%	639,364	5,281	(15,873)	628,772

	4.86%	667,476	5,885	(15,940)	657,421

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,583)	6,595

Residential mortgage-backed securities	2.23%	1,675,319	17,569	(2,786)	1,690,102

Total marketable securities	3.00%	2,394,983	24,173	(23,309)	2,395,847

Other investments
FHLB and FRB stock, at cost	1.43%	64,429	—	—	64,429
Other stock	0.05%	606	9	(4)	611
Certificates of deposit	1.45%	232	—	—	232

Total investment securities	2.95%	$2,460,250	24,182	(23,313)	2,461,119

3. Investment Securities, Available-for-Sale . . . continued

	Year ended December 31, 2009
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$210	—	(1)	209

U.S. government sponsored enterprises
Maturing within one year	0.00%	—	—	—	—
Maturing after one year through five years	3.21%	74	—	—	74
Maturing after five years through ten years	1.64%	40	—	—	40
Maturing after ten years	2.05%	63	—	—	63

	2.43%	177	—	—	177

State and local governments
Maturing within one year	2.48%	2,040	6	—	2,046
Maturing after one year through five years	3.30%	9,326	208	(12)	9,522
Maturing after five years through ten years	3.84%	27,125	786	(168)	27,743
Maturing after ten years	4.92%	434,165	10,140	(2,640)	441,665

	4.82%	472,656	11,140	(2,820)	480,976

Collateralized debt obligations
Maturing after ten years	2.48%	14,688	—	(7,899)	6,789

Residential mortgage-backed securities	3.42%	956,033	15,167	(16,158)	955,042

Total marketable securities	3.89%	1,443,764	26,307	(26,878)	1,443,193

Other investments
FHLB and FRB stock, at cost	1.30%	62,577	—	—	62,577
Other stock	0.05%	624	—	—	624

Total investment securities	3.78%	$1,506,965	26,307	(26,878)	1,506,394

The amortized cost of securities at December 31, 2008 was as follows:

December 31,
(Dollars in thousands)	2008
U.S. government and federal agency	$213
U.S. government sponsored enterprises	314
State and local governments	419,018
Collateralized debt obligations	15,226
Residential mortgage-backed securities	495,961
FHLB and FRB stock	60,945
Other stock	465

$992,142

Included in the residential mortgage-backed securities is $68,051,000 and $115,899,000 as of December 31, 2010 and December 31, 2009, respectively, of non-guaranteed private whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime”. Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the constant yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax effect.

3. Investment Securities, Available-for-Sale...continued
Interest income from investment securities consists of the following:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Taxable interest	$33,659	29,376	25,074
Tax-exempt interest	23,351	22,196	13,901

Total interest income	$57,010	51,572	38,975

The cost of any investment sold is determined by specific identification. Gain and loss on sale of investments consists of the following:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross proceeds	$142,925	85,224	97,002
Less amortized cost	(138,103)	(79,229)	(104,347)

Net gain (loss) on investments	$4,822	5,995	(7,345)

Gross gain on sale of investments	$7,779	7,113	248
Gross loss on sale of investments	(2,957)	(1,118)	(7,593)

Net gain (loss) on investments	$4,822	5,995	(7,345)

Included in the 2008 loss on investments is a $7,593,000 other-than-temporary impairment charge with respect to its investments in Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock and Federal National Mortgage Association (“Fannie Mae”) common stock. The Fannie Mae and Freddie Mac stock was written down to a $0 value; however, the shares were still owned by the Company at December 31, 2010.
At December 31, 2010 and 2009, the Company had investment securities with carrying values of $879,330,000 and $1,114,749,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.
The investments in the FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt.
Investments with an unrealized loss position at December 31, 2010:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
State and local governments	$365,164	(14,680)	13,122	(1,260)	378,286	(15,940)
Collateralized debt obligations	—	—	6,595	(4,583)	6,595	(4,583)
Residential mortgage-backed securities	364,925	(1,585)	19,304	(1,201)	384,229	(2,786)
Other investments — other stock	—	—	7	(4)	7	(4)

Total temporarily impaired securities	$730,089	(16,265)	39,028	(7,048)	769,117	(23,313)

3. Investment Securities, Available-for-Sale...continued
Investments with an unrealized loss position at December 31, 2009:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government and federal agency	$208	(1)	—	—	208	(1)
State and local governments	74,045	(1,835)	18,094	(985)	92,139	(2,820)
Collateralized debt obligations	6,789	(7,899)	—	—	6,789	(7,899)
Residential mortgage-backed securities	466,196	(3,861)	39,780	(12,297)	505,976	(16,158)

Total temporarily impaired securities	$547,238	(13,596)	57,874	(13,282)	605,112	(26,878)

The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings of a like amount.
For fair value estimates provided by third party vendors, management also considered the models and methodology for appropriate consideration of both observable and unobservable inputs, including appropriately adjusted discount rates and credit spreads for securities with limited or inactive markets, and whether the quoted prices reflect orderly transactions. For certain securities, the Company obtained independent estimates of inputs, including cash flows, in supplement to third party vendor provided information. The Company also reviewed financial statements of select issuers, with follow up discussions with issuers’ management for clarification and verification of information relevant to the Company’s impairment analysis.
In evaluating securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired securities. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. With respect to its impaired securities at December 31, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired securities.
Based on an analysis of its impaired securities as of December 31, 2010, the Company determined that none of such securities had other-than-temporary impairment.

4. Loans Receivable, Net
The following is a summary of the recorded investment in loans and ALLL for the years ended December 31, 2010 and 2009 on a portfolio class basis:

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans receivable
Individually evaluated for impairment	$225,052	29,480	165,784	21,358	6,138	2,292
Collectively evaluated for impairment	3,524,237	603,397	1,630,719	633,230	476,999	179,892

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Allowance for loan and lease losses
Individually evaluated for impairment	$16,871	2,793	10,184	2,649	504	741
Collectively evaluated for impairment	120,236	18,164	65,963	17,283	12,830	5,996

Total ALLL	$137,107	20,957	76,147	19,932	13,334	6,737

	December 31, 2009
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans receivable	$4,063,915	743,147	1,894,690	724,579	501,866	199,633
Allowance for loan and lease losses	$142,927	13,496	66,791	39,558	13,419	9,663
Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The bank subsidiaries are subject to regulatory limits for the amount of loans to any individual borrower and all bank subsidiaries are in compliance as of December 31, 2010. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2010.
Net deferred fees, premiums, and discounts are included in the loan receivable balances of $6,001,000 and $10,460,000 at December 31, 2010 and 2009 respectively. At December 31, 2010, the Company had $2,449,135,000 in variable rate loans and $1,300,154,000 in fixed rate loans. The weighted average interest rate on loans was 5.79 percent and 6.06 percent at December 31, 2010 and 2009, respectively. At December 31, 2010, 2009 and 2008, loans sold and serviced for others were $173,446,000, $176,231,000, and $181,351,000, respectively. At December 31, 2010, the Company had loans of $1,955,824,000 pledged as collateral for FHLB advances, FRB and U.S. Treasury Tax and Loan borrowings. There were no significant purchases or sales of loans held-to-maturity during 2009 or 2010.

4. Loans Receivable, Net . . . continued
The following is a summary of activity in the ALLL for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Balance at beginning of period	$142,927	76,739	54,413
Acquisitions	—	—	2,625
Net charge-offs	(90,513)	(58,430)	(8,779)
Provision for loan losses	84,693	124,618	28,480

Balance at end of period	$137,107	142,927	76,739

The following is a summary of the impaired loans by portfolio class of loans for the year ended December 31, 2010:

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$65,170	12,473	44,338	5,898	732	1,729
Unpaid principal balance	73,195	12,970	50,614	6,934	945	1,732
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	71,192	10,599	51,627	5,773	1,514	1,679

Loans without a specific valuation allowance
Recorded balance	$159,882	17,007	121,446	15,460	5,406	563
Unpaid principal balance	186,280	20,399	142,141	16,909	6,204	627
Average impaired loans	152,364	18,402	109,136	17,412	5,696	1,718

Totals
Recorded balance	$225,052	29,480	165,784	21,358	6,138	2,292
Unpaid principal balance	259,475	33,369	192,755	23,843	7,149	2,359
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	223,556	29,001	160,763	23,185	7,210	3,397
The following is a loan portfolio aging analysis as of December 31, 2010:

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Accruing loans 30-59 days or more past due	$36,545	13,450	11,399	6,262	3,031	2,403
Accruing loans 60-89 days or more past due	8,952	1,494	4,424	1,053	1,642	339
Accruing loans 90 days or more past due	4,531	506	731	2,320	910	64
Non-accrual loans	192,505	23,095	142,334	18,802	5,431	2,843

Total past due and non-accrual loans	242,533	38,545	158,888	28,437	11,014	5,649

Current loans receivable	3,506,756	594,332	1,637,615	626,151	472,123	176,535

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

4. Loans Receivable, Net . . . continued
The following is a summary of the non-performing loans for the years ended December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009
Impaired loans, without a valuation allowance	$159,882	141,613
Impaired loans, with a valuation allowance	65,170	77,129

Impaired loans, gross	225,052	218,742
Valuation allowance	(16,871)	(19,760)

Impaired loans, net	$208,181	198,982

Average recorded investment in impaired loans	$223,556	145,230
Non-accrual loans	192,505	198,281
Accruing loans 90 days or more past due	4,531	5,537
Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $10,987,000, $11,730,000, and $4,434,000 for the years ended December 31, 2010, 2009, and 2008. Interest income recognized on impaired loans for the years ended December 31, 2010, 2009, and 2008 was not significant.
As of December 31, 2010, the Company had TDR loans of $68,737,000 of which $41,953,000 was on non-accrual status. There was $242,000 of additional outstanding commitments on the TDR loans outstanding at December 31, 2010. The amount of charge-offs on TDR loans during 2010 was $5,657,000.
The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2010 and 2009 was $86,070,000 and $87,037,000, respectively. During 2010, new loans to such related parties were $17,490,000 and repayments were $18,457,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.
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
The Company had the following outstanding commitments:

	December 31,
(Dollars in thousands)	2010	2009
Loans and loans in process	$347,055	457,754
Unused consumer lines of credit	279,668	286,621
Letters of credit	25,250	28,691

	$651,973	773,066

5. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation, consist of the following at:

	December 31,
(Dollars in thousands)	2010	2009
Land	$24,933	23,315
Office buildings and construction in progress	134,486	119,420
Furniture, fixtures and equipment	60,496	58,013
Leasehold improvements	8,836	8,969
Accumulated depreciation	(76,259)	(68,796)

	$152,492	140,921

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $10,808,000, $10,450,000, and $9,814,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2010, 2009 and 2008 was $65,000, $33,000 and $71,000, respectively.
6. Goodwill and Other Intangible Assets
The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the
	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross carrying value	$31,847	31,847	27,807
Accumulated amortization	(21,090)	(17,910)	(14,794)

Net carrying value	$10,757	13,937	13,013

Aggregate amortization expense	$3,180	3,116	3,051

Weighted-average amortization period (Period in years)	9.1

Estimated amortization expense
For the year ended December 31, 2011	$2,473
For the year ended December 31, 2012	2,111
For the year ended December 31, 2013	1,860
For the year ended December 31, 2014	1,611
For the year ended December 31, 2015	1,368
The following is a summary of activity in goodwill:

	Years ended December 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$146,259	146,752
Acquisition of San Juans	—	(493)

Balance at end of period	$146,259	146,259

7. Deposits
Deposits consist of the following at:

	December 31,
(Dollars in thousands)	2010		2009
Demand accounts	$855,829	18.9%	810,550	19.8%

NOW accounts	771,961	17.1%	743,936	18.1%
Savings accounts	361,124	8.0%	324,235	7.9%
Money market deposit accounts	876,948	19.4%	813,159	19.8%
Certificate accounts	1,079,138	23.9%	1,057,513	25.8%
Wholesale deposits	576,902	12.7%	350,759	8.6%

Total interest bearing deposits	3,666,073	81.1%	3,289,602	80.2%

Total deposits	$4,521,902	100.0%	4,100,152	100.0%

Deposits with a balance of $100,000 and greater
Certificates of deposit	$911,854		729,146
Demand deposits	1,812,587		1,586,604

Total balances of $100,000 and greater	$2,724,441		2,315,750

The scheduled maturities of certificates of deposit are as follows and include $397,530,000 of wholesale deposits:

	December 31,
(Dollars in thousands)	2010	2009
Maturing within one year	$1,180,365	1,091,380
Maturing after one year through two years	170,836	141,277
Maturing after two years through three years	74,408	47,284
Maturing after three years through four years	17,787	11,063
Maturing after four years through five years	33,068	16,592
Thereafter	205	288

Total	$1,476,669	1,307,884

Interest expense on deposits is summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
NOW accounts	$2,545	2,275	3,014
Savings accounts	725	947	1,865
Money market deposit accounts	6,975	8,436	17,234
Certificate accounts	21,016	24,719	32,899
Wholesale deposits	4,337	2,052	—

	$35,598	38,429	55,012

The Company reclassified $4,298,000 and $2,894,000 of overdraft demand deposits to loans as of December 31, 2010 and 2009, respectively. The Company has entered into deposit transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2010, and 2009 was $53,388,000 and $53,082,000, respectively.

8. Borrowings
Advances from the FHLB are all fixed rate and consist of the following:

	December 31,
(Dollars in thousands)	2010		2009
		Weighted		Weighted
	Amount	Rate	Amount	Rate
Maturing within one year	$761,064	0.32%	586,057	0.25%
Maturing one year through two years	82,000	4.19%	207	4.41%
Maturing two years through three years	—	0.00%	82,000	4.19%
Maturing three years through four years	—	0.00%	—	0.00%
Maturing four years through five years	75,000	3.48%	—	0.00%
Thereafter	47,077	3.09%	122,103	3.33%

Total	$965,141	1.03%	790,367	1.14%

In addition to specifically pledged loans and investment securities, the FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments. The total amount of advances available as of December 31, 2010 was $137,845,000.
With respect to $202,000,000 of advances at December 31, 2010, the FHLB holds put options that will be exercised on the quarterly measurement date, after the initial call date, if 3-month LIBOR is 8 percent or greater. The FHLB put options as of December 31, 2010 are summarized as follows:

		Interest	Earliest
(Dollars in thousands)	Amount	Rate	Call
Maturing during years ending December 31,
2012	$82,000	3.49% - 4.83%	2011
2015	75,000	3.16% - 3.64%	2011
2016	45,000	2.93% - 3.05%	2011

	$202,000

The Company had short-term borrowings through the FRB of $0 and $225,000,000 as of December 31, 2010 and 2009, respectively. The borrowings are collateralized by loans and investments with an available balance of $359,555,000 as of December 31, 2010.
The Company’s remaining borrowings consist of U.S. Treasury Tax and Loan borrowings, capital lease obligations, liens on other real estate owned, deferred gains from sales of small business administration loans, and other debt obligations through consolidation of certain VIEs. The Company had $161,760,000 in unsecured lines of credit with various institutions which are typically renewed on an annual basis.

9. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase consist of the following at December 31, 2010:

			Amortized	Fair
		Weighted	Cost of	Value of
	Repurchase	Average	Underlying	Underlying
(Dollars in thousands)	Amount	Fixed Rate	Assets	Assets
Overnight	$247,749	0.62%	$247,712	255,271
Term up to 30 days	418	2.00%	870	902
Term over 90 days	1,236	1.75%	2,570	2,665

	$249,403	0.63%	$251,152	258,838

Securities sold under agreements to repurchase consist of the following at December 31, 2009:

			Amortized	Fair
		Weighted	Cost of	Value of
	Repurchase	Average	Underlying	Underlying
(Dollars in thousands)	Amount	Fixed Rate	Assets	Assets
Overnight	$210,132	0.92%	$210,449	206,450
Term up to 30 days	410	2.75%	476	487
Term over 90 days	1,964	2.34%	2,284	2,339

	$212,506	0.94%	$213,209	209,276

The securities, consisting of U.S. government sponsored enterprises issued or guaranteed residential mortgage-backed securities, subject to agreements to repurchase are for the same securities originally sold, and are held in a custody account by a third party.

10. Subordinated Debentures
Trust preferred securities were issued by the Company’s seven trust subsidiaries, the common stock of which is wholly-owned by the Company, in conjunction with the Company issuing subordinated debentures to the trust subsidiaries. The terms of the subordinated debentures are the same as the terms of the trust preferred securities. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by the trust subsidiaries. The obligations of the Company under the subordinated debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the trust preferred securities.
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
Subject to approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in (1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures, (2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes, (3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as “Tier 1 Capital” under the FRB capital adequacy guidelines.
The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

		Rate at
		December 31,	Fixed/	Variable Rate	Maturity	Redemption
(Dollars in thousands)	Balance	2010	Variable	Structure [1]	Date	Date
First Co Trust 01	$2,829	3.587%	Variable	3 mo LIBOR plus 3.30%	07/31/31	07/31/11
First Co Trust 03	2,092	3.553%	Variable	3 mo LIBOR plus 3.25%	03/26/33	03/26/08
Glacier Capital Trust II	46,393	3.039%	Variable	3 mo LIBOR plus 2.75%	04/07/34	04/07/09
Citizens Capital Trust I	5,155	2.952%	Variable	3 mo LIBOR plus 2.65%	06/17/34	06/17/09
Glacier Capital Trust III	36,083	6.078%	Fixed	3 mo LIBOR plus 1.29%	04/07/36	04/07/11
Glacier Capital Trust IV	30,928	7.235%	Fixed	3 mo LIBOR plus 1.57%	09/15/36	09/15/11
San Juan Trust I	1,652	6.681%	Fixed	3 mo LIBOR plus 1.82%	03/01/37	03/01/12

	$125,132

[1]	For fixed rate debentures, this will be the rate structure upon conversion to variable rate at redemption date.

11. Regulatory Capital
The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the FRB’s adequacy guidelines and the Company’s and bank subsidiaries’ compliance with those guidelines as of December 31, 2010.

			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk weighted assets)
Consolidated	811,618	18.24%	177,973	4.00%	266,959	6.00%
Glacier	162,190	16.61%	39,060	4.00%	58,590	6.00%
Mountain West	154,575	18.81%	32,879	4.00%	49,318	6.00%
First Security	104,291	15.35%	27,174	4.00%	40,761	6.00%
Western	63,735	15.30%	16,658	4.00%	24,987	6.00%
1st Bank	61,497	17.60%	13,976	4.00%	20,964	6.00%
Valley	30,048	13.82%	8,695	4.00%	13,042	6.00%
Big Sky	62,570	21.95%	11,402	4.00%	17,103	6.00%
First National	38,476	18.74%	8,212	4.00%	12,318	6.00%
Citizens	24,235	11.85%	8,179	4.00%	12,268	6.00%
First Bank-MT	19,497	13.93%	5,599	4.00%	8,399	6.00%
San Juans	18,681	11.76%	6,356	4.00%	9,533	6.00%

Total capital (to risk weighted assets)
Consolidated	868,245	19.51%	355,946	8.00%	444,932	10.00%
Glacier	174,674	17.89%	78,119	8.00%	97,649	10.00%
Mountain West	165,156	20.09%	65,757	8.00%	82,197	10.00%
First Security	112,913	16.62%	54,348	8.00%	67,935	10.00%
Western	68,971	16.56%	33,317	8.00%	41,646	10.00%
1st Bank	65,940	18.87%	27,952	8.00%	34,940	10.00%
Valley	32,789	15.08%	17,389	8.00%	21,737	10.00%
Big Sky	66,212	23.23%	22,804	8.00%	28,505	10.00%
First National	41,015	19.98%	16,424	8.00%	20,530	10.00%
Citizens	26,827	13.12%	16,357	8.00%	20,447	10.00%
First Bank-MT	21,263	15.19%	11,198	8.00%	13,998	10.00%
San Juans	20,699	13.03%	12,711	8.00%	15,889	10.00%

Leverage capital (to average assets)
Consolidated	811,618	12.71%	255,456	4.00%	N/A	N/A
Glacier	162,190	11.98%	54,149	4.00%	67,686	5.00%
Mountain West	154,575	13.29%	46,511	4.00%	58,139	5.00%
First Security	104,291	10.82%	38,538	4.00%	48,173	5.00%
Western	63,735	9.21%	27,678	4.00%	34,598	5.00%
1st Bank	61,497	9.42%	26,101	4.00%	32,626	5.00%
Valley	30,048	8.05%	14,939	4.00%	18,673	5.00%
Big Sky	62,570	17.43%	14,357	4.00%	17,946	5.00%
First National	38,476	11.77%	13,077	4.00%	16,347	5.00%
Citizens	24,235	8.86%	10,940	4.00%	13,675	5.00%
First Bank-MT	19,497	9.18%	8,492	4.00%	10,615	5.00%
San Juans	18,681	8.83%	8,466	4.00%	10,582	5.00%

11. Regulatory Capital. . . continued
The following table illustrates the FRB’s adequacy guidelines and the Company’s and bank subsidiaries’ compliance with those guidelines as of December 31, 2009:

			Minimum capital		Well capitalized
	Actual		requirement		requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk weighted assets)
Consolidated	656,880	14.02%	187,439	4.00%	281,158	6.00%
Glacier	128,765	12.33%	41,781	4.00%	62,672	6.00%
Mountain West	129,649	13.39%	38,728	4.00%	58,092	6.00%
First Security	99,762	14.91%	26,756	4.00%	40,135	6.00%
Western	61,594	14.67%	16,794	4.00%	25,191	6.00%
1st Bank	58,119	14.99%	15,504	4.00%	23,256	6.00%
Valley	28,495	13.11%	8,694	4.00%	13,041	6.00%
Big Sky	49,766	16.06%	12,393	4.00%	18,589	6.00%
First National	29,517	15.98%	7,390	4.00%	11,084	6.00%
Citizens	22,201	11.32%	7,844	4.00%	11,766	6.00%
First Bank-MT	18,437	12.73%	5,794	4.00%	8,691	6.00%
San Juans	17,942	11.11%	6,462	4.00%	9,693	6.00%

Total capital (to risk weighted assets)
Consolidated	716,498	15.29%	374,877	8.00%	468,597	10.00%
Glacier	142,142	13.61%	83,562	8.00%	104,453	10.00%
Mountain West	142,066	14.67%	77,456	8.00%	96,820	10.00%
First Security	108,246	16.18%	53,513	8.00%	66,891	10.00%
Western	66,886	15.93%	33,588	8.00%	41,985	10.00%
1st Bank	63,039	16.26%	31,009	8.00%	38,761	10.00%
Valley	31,232	14.37%	17,388	8.00%	21,734	10.00%
Big Sky	53,721	17.34%	24,786	8.00%	30,982	10.00%
First National	31,196	16.89%	14,779	8.00%	18,474	10.00%
Citizens	24,682	12.59%	15,688	8.00%	19,610	10.00%
First Bank-MT	20,261	13.99%	11,588	8.00%	14,485	10.00%
San Juans	19,988	12.37%	12,924	8.00%	16,155	10.00%

Leverage capital (to average assets)
Consolidated	656,880	11.20%	234,518	4.00%	N/A	N/A
Glacier	128,765	10.09%	51,043	4.00%	63,803	5.00%
Mountain West	129,649	10.98%	47,217	4.00%	59,021	5.00%
First Security	99,762	11.32%	35,237	4.00%	44,046	5.00%
Western	61,594	10.19%	24,185	4.00%	30,231	5.00%
1st Bank	58,119	9.74%	23,865	4.00%	29,832	5.00%
Valley	28,495	8.57%	13,297	4.00%	16,621	5.00%
Big Sky	49,766	13.67%	14,561	4.00%	18,201	5.00%
First National	29,517	10.38%	11,376	4.00%	14,220	5.00%
Citizens	22,201	9.62%	9,227	4.00%	11,534	5.00%
First Bank-MT	18,437	9.19%	8,020	4.00%	10,026	5.00%
San Juans	17,942	10.33%	6,948	4.00%	8,685	5.00%

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
At December 31, 2010 and 2009, each of the bank subsidiaries’ capital measures exceed the well capitalized threshold, which requires total capital (to risk weighted assets) of at least 10 percent, tier 1 capital (to risk weighted assets) of at least 6 percent, and a leverage capital (to average assets) of at least 5 percent. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and bank subsidiaries’ financial condition. There are no conditions or events since year end that management believes have changed the Company’s or subsidiaries’ risk-based capital category. In addition to the minimum regulatory capital requirements, certain bank subsidiaries have added regulatory capital requirements of which they are in compliance as of December 31, 2010.
Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The bank subsidiaries are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2010, $49,554,000 of retained earnings at the bank subsidiary level is available to the Parent without regulatory approval.
12. Comprehensive Income
The Company’s only component of comprehensive income other than net earnings is the unrealized gains and losses, net of tax, on available-for-sale securities.

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Net earnings	$42,330	34,374	65,657

Unrealized holding gains (losses) arising during the period	6,263	7,474	(14,540)
Tax (expense) benefit	(2,455)	(2,933)	5,699

Net after tax	3,808	4,541	(8,841)
Reclassification adjustment for (gains) losses included in net earnings	(4,822)	(5,995)	7,345
Tax expense (benefit)	1,890	2,349	(2,864)

Net after tax	(2,932)	(3,646)	4,481

Net unrealized gain (loss) on securities	876	895	(4,360)

Total comprehensive income	$43,206	35,269	61,297

13. Federal and State Income Taxes
The following is a summary of consolidated income tax expense for:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Current
Federal	$3,724	26,557	37,373
State	3,481	7,189	8,271

Total current tax expense	7,205	33,746	45,644

Deferred
Federal	115	(24,656)	(9,979)
State	23	(5,099)	(2,064)

Total deferred tax expense (benefit)	138	(29,755)	(12,043)

Total income tax expense	$7,343	3,991	33,601

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows for:

	Years ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.6%	3.8%	4.1%
Tax-exempt interest income	-17.3%	-21.0%	-4.9%
Tax credits	-7.3%	-3.3%	-0.1%
Bargain purchase gain	0.0%	-3.2%	0.0%
Other, net	-0.2%	-0.9%	-0.2%

	14.8%	10.4%	33.9%

13. Federal and State Income Taxes . . . continued
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$53,795	56,067
Non-accrual interest	4,528	4,524
Stock based compensation	3,888	3,612
Impairment of equity securities (FHLMC & FNMA)	2,976	2,976
Deferred compensation	2,953	2,877
Employee benefits	2,345	2,046
Available-for-sale securities	—	224
Other	3,801	1,539

Total gross deferred tax assets	74,286	73,865

Deferred tax liabilities
FHLB stock dividends	(10,236)	(10,234)
Intangibles	(8,952)	(8,352)
Depreciation of premises and equipment	(6,687)	(7,704)
Deferred loan costs	(4,761)	(4,338)
Available-for-sale securities	(341)	—
Other	(3,025)	(2,155)

Total gross deferred tax liabilities	(34,002)	(32,783)

Net deferred tax asset	$40,284	41,082

The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First National have operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2010:

Years ended December 31,
Federal	2007, 2008 and 2009
Montana	2007, 2008 and 2009
Idaho	2007, 2008 and 2009
Colorado	2006, 2007, 2008 and 2009
Utah	2007, 2008 and 2009
During 2010 and 2009, the Company made investments in CDEs which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has made investments in LIHTCs which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company invests in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the bonds mature. The federal income tax credits on these bonds are subject to federal and state income tax.

13. Federal and State Income Taxes . . . continued
Following is a list of expected federal income tax credits to be received in the years indicated.

	New	Low-Income	Investment
	Market	Housing	Securities
(Dollars in thousands)	Tax Credits	Tax Credits	Tax Credits	Total
2011	2,000	1,176	953	4,129
2012	2,306	1,270	939	4,515
2013	2,400	1,270	921	4,591
2014	2,400	1,270	899	4,569
2015	2,400	1,174	875	4,449
Thereafter	564	5,379	5,263	11,206

	$12,070	11,539	9,850	33,459

The Company had no unrecognized tax benefit as of December 31, 2010 and 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$—	152
Reduction of unrecognized tax benefits for expired periods	—	(152)

Balance at end of period	$—	—

The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the years ended December 31, 2010 and 2009, the Company did not recognize any interest expense or penalties with respect to income tax liabilities. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2010 and 2009.
The Company has assessed the need for a valuation allowance and determined that a valuation allowance is not necessary at December 31, 2010 and 2009. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting taxable income in carryback years, and by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.
Retained earnings at December 31, 2010 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal tax income purposes.

14. Earnings Per Share
The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	Years ended December 31,
	2010	2009	2008
Net earnings available to common stockholders, basic and diluted	$42,330,000	34,374,000	65,657,000

Average outstanding shares — basic	69,657,980	61,529,944	54,851,145
Add: dilutive stock options	2,365	1,696	152,669

Average outstanding shares — diluted	69,660,345	61,531,640	55,003,814

Basic earnings per share	$0.61	0.56	1.20

Diluted earnings per share	$0.61	0.56	1.19

There were 2,295,000, 2,717,000, and 1,421,000 options excluded from the diluted average outstanding share calculation for December 31, 2010, 2009, and 2008, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.
15. Employee Benefit Plans
The Company has a 401(k) and profit sharing plan. To be considered eligible for the plan, an employee must be 21 years of age and have been employed for a full calendar quarter. Employees can participate in the plan the first day of the quarter once they’ve met the eligibility requirements. Participants are at all times fully vested in all contributions. The Company amended the plan during 2009, retaining the same safe harbor contribution and modifying the 401(k) match to be discretionary.
The profit sharing plan contributions consists of two components; a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. To be considered eligible for the employer discretionary contribution, an employee must be 21 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year. The total profit sharing plan expense for the years ended December 31, 2010, 2009, and 2008 was $2,223,000, $2,149,000 and $3,034,000 respectively.
The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). Currently, the Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2010, 2009 and 2008 was $1,570,000, $1,538,000, and $1,445,000, respectively.
The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for the deferral of cash payments of up to 50 percent of a participants’ salary, and for 100 percent of bonuses and directors fees, at the election of the participant. The total amount deferred was $358,000, $408,000, and $461,000, for the years ending December 31, 2010, 2009, and 2008, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on equity. The total earnings for the years ended 2010, 2009, and 2008 for this plan were $116,000, $124,000 and $261,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2010, the liability related to the obligations was $1,334,000 and was included in other liabilities. The amount expensed related to the obligations during 2010 and 2009 was insignificant.

15. Employee Benefit Plans...continued
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2010, 2009 and 2008 was $10,000, $20,000, and $31,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on equity. The total earnings for the years ended 2010, 2009, and 2008 for this plan were $22,000, $24,000, and $50,000, respectively.
The Company has elected to self-insure certain costs related to employee health and dental benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis for the employee health benefit programs.
The Company has entered into employment contracts with 14 senior officers that provide benefits under certain conditions following a change in control of the Company.
16. Stock Option Plans
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
The 1994, 1995, and 2005 plans also contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her stock options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company’s common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All stock option shares are adjusted for stock splits and stock dividends. The term of the stock options may not exceed five years from the date the options are granted.
Compensation cost is based on the fair value of the stock options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the year ended December 31, 2010, the compensation cost for the stock option plans was $912,000, with a corresponding income tax benefit of $359,000, resulting in a net earnings and cash flow from operations reduction of $553,000, or a decrease of $0.01 per share for both basic and diluted earnings per share. Additionally, in the Consolidated Statement of Cash Flows, the excess tax deficiency from stock options increased the net cash provided from operating activities and decreased the net cash provided by financing activities by $4,000 for the twelve months ended December 31, 2010. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 0.3 years was $94,000 as of December 31, 2010. The total fair value of shares vested for the year ended December 31, 2010 and 2009 was $1,762,000 and $3,334,000, respectively.

16. Stock Option Plans . . . continued
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

	Options Granted During
	2010	2009	2008
Fair value of stock options — Black Scholes	$4.63	$4.26	$3.56
Expected volatility	44%	44%	29%
Dividend yield	2.74%	2.74%	2.30%
Risk-free interest rate	1.40%	1.40%	2.49%
Expected life	3.47	3.47	3.46
At December 31, 2010, total shares available for stock option grants to employees and directors are 3,067,178. Changes in shares granted for stock options for the year ended December 31, 2010 are summarized as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	2,695,645	$19.52
Canceled	(453,530)	17.15
Granted	3,000	16.73
Exercised	(3,805)	15.37

Outstanding at December 31, 2010	2,241,310	20.00

Excercisable at December 31, 2010	1,883,970	20.88

The range of exercise prices on options outstanding and exercisable at December 31, 2010 is as follows:

				Options Exercisable
		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
Price Range	Outstanding	Exercise Price	Life of Options	Exercisable	Exercise Price
$13.91 - $20.63	938,985	$16.97	2.5 years	581,645	$17.94
$20.96 - $24.73	1,302,325	22.19	0.6 years	1,302,325	22.19

	2,241,310	20.00	1.3 years	1,883,970	20.88

17. Parent Holding Company Information (Condensed)
The following condensed financial information is the unconsolidated (Parent only) information for the Company:
Statements of Financial Condition

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash on hand and in banks	$1,419	565
Interest bearing cash deposits	27,694	17,764

Cash and cash equivalents	29,113	18,329

Investment securities, available-for-sale	13,098	1,111
Other assets	18,107	16,296
Investment in subsidiaries	918,557	797,180

Total assets	$978,875	832,916

Liabilities and Stockholders’ Equity
Dividends payable	$9,349	8,011
Subordinated debentures	125,132	124,988
Other liabilities	5,811	14,027

Total liabilities	140,292	147,026

Common stock	719	616
Paid-in capital	643,894	497,493
Retained earnings	193,442	188,129
Accumulated other comprehensive income (loss)	528	(348)

Total stockholders’ equity	838,583	685,890

	$978,875	832,916

Statement of Operations

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Revenues
Dividends from subsidiaries	$31,350	24,300	20,500
Other income	3,730	2,775	747
Intercompany charges for services	13,977	13,108	12,656

Total revenues	49,057	40,183	33,903
Expenses
Compensation, employee benefits and related expense	8,287	7,793	7,769
Other operating expenses	12,990	12,845	13,044

Total expenses	21,277	20,638	20,813

Earnings before income tax benefit and equity in undistributed earnings of subsidiaries	27,780	19,545	13,090
Income tax benefit	1,374	1,942	1,952

Income before equity in undistributed earnings of subsidiaries	29,154	21,487	15,042
Subsidiary earnings in excess of dividends distributed	13,558	12,887	50,615

Net Earnings	$42,712	34,374	65,657

17. Parent Holding Company Information (Condensed)...continued
Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating Activities
Net earnings	$42,712	34,374	65,657
Adjustments to reconcile net earnings to net cash provided by operating activities:
Subsidiary earnings in excess of dividends distributed	(13,558)	(12,887)	(50,615)
Gain on sale of investments	(3,013)	(2,147)	—
Excess deficiencies (benefits) related to the exercise of stock option	4	(75)	(1,325)
Net (decrease) increase in other assets and other liabilities	(708)	1,356	3,411

Net cash provided by operating activities	25,437	20,621	17,128

Investing Activities
Proceeds from sales, maturities and prepayments of securities available-for-sale	3,671	2,267	1,270
Purchases of investment securities available-for-sale	(13,126)	(285)	—
Equity contribution to subsidiaries	(105,841)	(68,753)	(15,455)
Net addition of premises and equipment	(2,754)	(4,451)	(2,741)

Net cash used by investing activities	(118,050)	(71,222)	(16,926)

Financing Activities
Net (decrease) increase in other borrowed funds	(4,857)	65	—
Cash dividends paid	(37,396)	(32,021)	(29,079)
Excess (deficiencies) benefits related to the exercise of stock options	(4)	75	1,325
Proceeds from exercise of stock options and other stock issued	145,654	2,554	103,749

Net cash provided by (used in) financing activities	103,397	(29,327)	75,995

Net increase (decrease) in cash and cash equivalents	10,784	(79,928)	76,197
Cash and cash equivalents at beginning of year	18,329	98,257	22,060

Cash and cash equivalents at end of year	$29,113	18,329	98,257

18. Unaudited Quarterly Financial Data
Summarized unaudited quarterly financial data is as follows:

	Quarters ended, 2010
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$73,398	73,818	72,103	69,083
Interest expense	13,884	13,749	13,581	12,420

Net interest income	59,514	60,069	58,522	56,663
Gain on sale of investments	314	242	2,041	2,225
Provision for loan losses	20,910	17,246	19,162	27,375
Earnings before income taxes	12,826	16,005	11,330	9,512
Net earnings	10,070	13,222	9,445	9,593
Basic earnings per share	0.16	0.19	0.13	0.13
Diluted earnings per share	0.16	0.19	0.13	0.13
Dividends declared per share	0.13	0.13	0.13	0.13
Market range high-low close	$15.94-$13.75	$18.88-$14.67	$16.73-$13.75	$15.76-$13.00

18. Unaudited Quarterly Financial Data...continued

	Quarters ended, 2009
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$75,532	74,420	74,430	78,112
Interest expense	15,154	13,939	13,801	14,273

Net interest income	60,378	60,481	60,629	63,839
Gain on sale of investments	0	—	2,667	3,328
Provision for loan losses	15,715	25,140	47,050	36,713
Earnings (loss) before income taxes	22,414	13,696	(6,617)	8,872
Net earnings (loss)	15,779	10,652	(1,531)	9,474
Basic earnings (loss) per share	0.26	0.17	(0.02)	0.15
Diluted earnings (loss) per share	0.26	0.17	(0.02)	0.15
Dividends declared per share	0.13	0.13	0.13	0.13
Market range high-low close	$19.36-$12.15	$18.97-$14.67	$16.80-$12.92	$14.62-$11.92
19. Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires the Company to disclose information relating to fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Topic establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Topic describes three levels of inputs that may be used to measure fair value:

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
The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period ended December 31, 2010.
Investment securities: fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.
The following schedules disclose the major class of assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. government and federal agency	$211	—	211	—
U.S. government sponsored enterprises	41,518	—	41,518	—
State and local governments	657,421	—	657,421	—
Collateralized debt obligations	6,595	—	—	6,595
Residential mortgage-backed securities	1,690,102	—	1,689,946	156

Total financial assets	$2,395,847	—	2,389,096	6,751

19. Fair Value of Financial Instruments...continued

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. government and federal agency	$209	—	209	—
U.S. government sponsored enterprises	177	—	177	—
State and local governments	480,976	—	478,888	2,088
Collateralized debt obligations	6,789	—	—	6,789
Residential mortgage-backed securities	955,042	—	953,931	1,111

Total financial assets	$1,443,193	—	1,433,205	9,988

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009.

	Significant Unobservable Inputs (Level 3)
			Collateralized	Residential
		State and Local	Debt	Mortgage-backed
(Dollars in thousands)	Total	Government	Obligations	Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains included in other comprehensive income	3,381	—	3,276	105
Amortization, accretion and principal payments	(1,510)	—	(1,510)	—
Sales, maturities and calls	(3,020)	—	(1,960)	(1,060)
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of December 31, 2010	$6,751	—	6,595	156

	Significant Unobservable Inputs (Level 3)
			Collateralized	Residential
		State and Local	Debt	Mortgage-backed
(Dollars in thousands)	Total	Government	Obligations	Securities
Balance as of December 31, 2008	$23,421	284	15,540	7,597
Total unrealized losses included in other comprehensive income	(8,212)	—	(8,212)	—
Amortization, accretion and principal payments	(539)	—	(539)	—
Purchases	3,199	2,088	—	1,111
Transfers out of Level 3	(7,881)	(284)		(7,597)

Balance as of December 31, 2009	$9,988	2,088	6,789	1,111

The change in unrealized gains (losses) related to available-for-sale securities is reported in accumulated other comprehensive income (loss). A state and local government security was transferred out of Level 3 and into Level 2 during the first quarter 2010 as a result of obtaining third party pricing which is expected to be obtained in future quarters, whereas third party pricing was unavailable prior to the first quarter of 2010 for such security and there was a greater reliance on unobservable inputs for fair value purposes.

19. Fair Value of Financial Instruments...continued
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the year ended December 31, 2010.
Other real estate owned: other real estate owned is carried at the lower of fair value at acquisition date or estimated fair value, less estimated cost to sell. Estimated fair value of other real estate owned is based on appraisals or evaluations. Other real estate owned is classified within Level 3 of the fair value hierarchy.
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
In determining fair values of other real estate owned and the collateral-dependent impaired loan, the Company considers the appraisal or evaluation as the starting point for determining fair value and the Company also considers other factors and events in the environment that may affect the fair value.
The following schedule discloses the major classes of assets with a recorded change during the year in the consolidated financial statements resulting from re-measuring the assets at fair value on a non-recurring basis for the years ending December 31, 2010 and 2009.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$17,492	—	—	17,492
Collateral-dependent impaired loans, net of allowance for loan and lease losses	47,283	—	—	47,283

Total financial assets	$64,775	—	—	64,775

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/09	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$21,524	—	—	21,524
Collateral-dependent impaired loans, net of allowance for loan and lease losses	57,041	—	—	57,041

Total financial assets	$78,565	—	—	78,565

19. Fair Value of Financial Instruments...continued
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
Loans held for sale: fair value is estimated at book value due to the insignificant time between origination date and sale date.
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
FRB borrowings: fair value of borrowings through the FRB is estimated based on borrowing rates currently available to the Company through FRB discount window programs with similar terms and maturities.
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

19. Fair Value of Financial Instruments...continued
The following presents the carrying amounts and estimated fair values as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$104,859	104,859	210,575	210,575
Investment Securities	2,461,119	2,461,119	1,506,394	1,506,394
Loans held for sale	76,213	76,213	66,330	66,330
Loans receivable, net of allowance for loan and lease losses	3,612,182	3,631,716	3,920,988	3,922,838
Accrued interest receivable	30,246	30,246	29,729	29,729

Total financial assets	$6,284,619	6,304,153	5,734,016	5,735,866

Financial liabilities
Deposits	$4,521,902	4,533,974	4,100,152	4,111,909
FHLB advances	965,141	974,853	790,367	798,509
FRB discount window	—	—	225,000	225,000
Repurchase agreements and other borrowed funds	269,408	269,414	226,251	226,271
Subordinated debentures	125,132	70,404	124,988	80,473
Accrued interest payable	7,245	7,245	7,928	7,928

Total financial liabilities	$5,888,828	5,855,890	5,474,686	5,450,090

20. Contingencies and Commitments
The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2010, 2009, and 2008 was $3,566,000, $3,306,000, and $2,561,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company’s subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2010, 2009, and 2008 was $902,000, $703,000, and $476,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010 are as follows:

	Capital	Operating
(Dollars in thousands)	Leases	Leases	Total
Years ending December 31,
2011	$240	2,834	3,074
2012	242	2,345	2,587
2013	261	2,066	2,327
2014	828	1,930	2,758
2015	195	1,765	1,960
Thereafter	1,146	7,918	9,064

Total minimum lease payments	2,912	18,858	21,770

Less: Amount representing interest	916

Present value of minimum lease payments	1,996
Less: Current portion of obligations under capital leases	89

Long-term portion of obligations under capital leases	$1,907

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

21. Acquisitions
On October 2, 2009, the Company acquired First Company and its bank subsidiary, First National, with total assets of $272,280,000, loans of $160,538,000 and deposits of $236,529,000. The purchase price included core deposit intangible of $4,040,000. The acquisition resulted in a $3,482,000 one-time bargain purchase gain recorded in other income, such gain was based on the estimated fair value of the assets acquired and liabilities assumed.
Adjustment of the allocated acquisition price may be related to fair value estimates for which all information has not been obtained on the acquired entity known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.
22. Operating Segment Information
FASB ASC Topic 280, Segment Reporting, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters, with the exception of GORE. If required, VIEs are consolidated into the operating segment which invested in the entities.
On February 1, 2009, Morgan merged into 1st Bank resulting in operations being conducted under the 1st Bank charter. On April 30, 2008, Glacier Bank of Whitefish merged into Glacier with operations conducted under the Glacier charter. Prior period activity of the merged banks has been combined and included in the acquiring bank subsidiaries’ historical results.
The accounting policies of the individual operating segments are the same as those of the Company described in Note 1. Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Intersegment revenues primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual banks or the Parent. Intersegment revenues, expenses and assets are eliminated in order to report results in accordance with accounting principles generally accepted in the United States of America. Expenses for centrally provided services are allocated based on the estimated usage of those services.

22. Operating Segment Information . . . continued
The following schedules provide selected financial data for the Company’s operating segments:

	At or for the Year ended December 31, 2010
		Mountain	First		1st			First
(Dollars in thousands)	Glacier	West	Security	Western	Bank	Valley	Big Sky	National
Net interest income	$50,260	47,786	35,676	20,519	22,796	13,611	14,168	10,315
Provision for loan losses	(20,050)	(45,000)	(8,100)	(950)	(2,150)	(500)	(3,475)	(1,453)

Net interest income after provision for loan and lease losses	30,210	2,786	27,576	19,569	20,646	13,111	10,693	8,862
Non-interest income	15,272	26,148	7,799	9,857	4,934	6,913	3,427	3,072
Core deposit intangibles amortization	(192)	(172)	(425)	(519)	(591)	(42)	(23)	(577)
Other non-interest expense	(29,113)	(51,203)	(21,842)	(17,257)	(17,197)	(9,252)	(10,411)	(8,752)

Earnings before income taxes	16,177	(22,441)	13,108	11,650	7,792	10,730	3,686	2,605
Income tax (expense) benefit	(2,989)	10,262	(2,798)	(3,112)	(2,080)	(3,272)	(945)	(498)

Net earnings (loss)	$13,188	(12,179)	10,310	8,538	5,712	7,458	2,741	2,107

Assets	$1,374,067	1,164,903	1,004,835	766,367	717,120	394,220	362,416	351,624
Loans, net of ALLL	822,476	752,964	548,258	288,005	254,047	174,354	236,373	139,300
Goodwill	8,900	23,159	18,582	22,311	41,718	1,770	1,752	—
Deposits	740,391	770,058	713,098	577,147	468,966	276,567	199,599	258,454
Stockholders’ equity	172,224	178,765	122,807	86,606	107,234	31,784	64,656	40,322

		First Bank-	San
	Citizens	MT	Juans	GORE	Parent	Eliminations	Consolidated
Net interest income	$10,591	7,457	7,562	—	(5,973)	—	234,768
Provision for loan losses	(2,000)	(265)	(750)	—	—	—	(84,693)

Net interest income after provision for loan and lease losses	8,591	7,192	6,812	—	(5,973)	—	150,075
Non-interest income	5,003	1,144	1,727	258	61,924	(59,932)	87,546
Core deposit intangibles amortization	(93)	(312)	(234)	—	—	—	(3,180)
Other non-interest expense	(8,631)	(3,163)	(5,419)	(2,315)	(14,613)	14,400	(184,768)

Earnings before income taxes	4,870	4,861	2,886	(2,057)	41,338	(45,532)	49,673
Income tax (expense) benefit	(1,700)	(1,590)	(1,045)	806	1,374	244	(7,343)

Net earnings (loss)	$3,170	3,271	1,841	(1,251)	42,712	(45,288)	42,330

Assets	$289,507	239,667	230,345	20,610	978,875	(1,135,269)	6,759,287
Loans, net of ALLL	154,914	106,290	139,014	—	—	(3,813)	3,612,182
Goodwill	9,553	12,556	5,958	—	—	—	146,259
Deposits	207,473	165,816	184,217	—	—	(39,884)	4,521,902
Stockholders’ equity	34,215	33,151	25,595	21,199	838,583	(918,937)	838,204

22. Operating Segment Information . . . continued

	At or for the Year ended December 31, 2009
		Mountain	First		1st
(Dollars in thousands)	Glacier	West	Security	Western	Bank	Valley	Big Sky
Net interest income	$57,139	53,302	35,788	21,233	24,057	14,051	15,700
Provision for loan losses	(32,000)	(50,500)	(10,450)	(3,200)	(10,800)	(1,200)	(9,200)

Net interest income after provision for loan and lease losses	25,139	2,802	25,338	18,033	13,257	12,851	6,500
Non-interest income	15,387	27,882	8,103	8,631	4,628	5,717	3,564
Core deposit intangibles amortization	(330)	(184)	(468)	(571)	(652)	(42)	(23)
Other non-interest expense	(27,325)	(51,525)	(18,897)	(16,342)	(14,943)	(9,229)	(8,441)

Earnings before income taxes	12,871	(21,025)	14,076	9,751	2,290	9,297	1,600
Income tax (expense) benefit	(2,803)	9,764	(3,372)	(2,813)	(309)	(2,740)	(121)

Net earnings (loss)	$10,068	(11,261)	10,704	6,938	1,981	6,557	1,479

Assets	$1,325,039	1,172,331	890,672	624,077	650,072	351,228	368,571
Loans, net of ALLL	895,489	892,804	547,050	304,291	283,138	178,745	258,817
Goodwill	8,900	23,159	18,582	22,311	41,718	1,770	1,752
Deposits	726,403	793,006	588,858	504,619	421,271	211,935	184,278
Stockholders’ equity	139,799	146,720	120,044	85,259	101,789	30,585	51,614

	First		First Bank-	San
	National	Citizens	MT	Juans	Parent	Eliminations	Consolidated
Net interest income	$3,964	10,437	7,900	8,021	(6,265)	—	245,327
Provision for loan losses	(1,683)	(2,800)	(985)	(1,800)	—	—	(124,618)

Net interest income after provision for loan and lease losses	2,281	7,637	6,915	6,221	(6,265)	—	120,709
Non-interest income	4,187	4,235	929	1,329	52,466	(50,584)	86,474
Core deposit intangibles amortization	(144)	(111)	(358)	(233)	—	—	(3,116)
Other non-interest expense	(2,011)	(7,992)	(3,189)	(5,435)	(13,769)	13,396	(165,702)

Earnings before income taxes	4,313	3,769	4,297	1,882	32,432	(37,188)	38,365
Income tax (expense) benefit	(230)	(1,332)	(1,426)	(551)	1,942	—	(3,991)

Net earnings (loss)	$4,083	2,437	2,871	1,331	34,374	(37,188)	34,374

Assets	$295,953	241,807	217,379	184,528	832,916	(962,778)	6,191,795
Loans, net of ALLL	150,155	151,731	114,113	144,655	—	—	3,920,988
Goodwill	—	9,553	12,556	5,958	—	—	146,259
Deposits	247,256	159,763	143,552	148,474	—	(29,263)	4,100,152
Stockholders’ equity	31,364	31,969	32,627	25,410	685,890	(797,180)	685,890

22. Operating Segment Information . . . continued

	At or for the Year ended December 31, 2008
		Mountain	First		1st
(Dollars in thousands)	Glacier	West	Security	Western	Bank	Valley	Big Sky
Net interest income	$52,900	45,614	34,212	20,713	22,695	12,719	15,595
Provision for loan losses	(8,825)	(11,150)	(1,750)	(540)	(2,012)	(810)	(2,200)

Net interest income after provision for loan and lease losses	44,075	34,464	32,462	20,173	20,683	11,909	13,395
Non-interest income	13,926	20,353	6,987	3,306	4,728	4,673	3,608
Core deposit intangibles amortization	(392)	(196)	(511)	(623)	(712)	(42)	(23)
Other non-interest expense	(27,074)	(41,922)	(17,128)	(16,151)	(14,143)	(8,770)	(7,390)

Earnings before income taxes	30,535	12,699	21,810	6,705	10,556	7,770	9,590
Income tax (expense) benefit	(10,910)	(3,628)	(7,282)	(1,818)	(3,631)	(2,251)	(3,587)

Net earnings (loss)	$19,625	9,071	14,528	4,887	6,925	5,519	6,003

Assets	$1,250,774	1,226,869	954,218	609,868	566,869	298,392	332,325
Loans, net of ALLL	960,684	924,611	560,172	346,356	319,438	193,000	285,834
Goodwill	8,900	23,159	18,582	22,311	41,718	1,770	1,752
Deposits	609,473	680,404	545,199	357,729	418,231	185,505	179,834
Stockholders’ equity	129,890	124,881	116,856	83,843	95,200	31,483	40,384

		First Bank-	San
	Citizens	MT	Juans	Parent	Eliminations	Consolidated
Net interest income	$7,676	6,676	575	(6,762)	—	212,613
Provision for loan losses	(750)	(390)	(53)	—	—	(28,480)

Net interest income after provision for loan and lease losses	6,926	6,286	522	(6,762)	—	184,133
Non-interest income	2,855	768	85	83,891	(84,146)	61,034
Core deposit intangibles amortization	(128)	(405)	(19)	—	—	(3,051)
Other non-interest expense	(6,407)	(3,083)	(397)	(13,424)	13,031	(142,858)

Earnings before income taxes	3,246	3,566	191	63,705	(71,115)	99,258
Income tax (expense) benefit	(1,092)	(1,279)	(75)	1,952	—	(33,601)

Net earnings (loss)	$2,154	2,287	116	65,657	(71,115)	65,657

Assets	$217,697	154,645	165,784	814,883	(1,038,354)	5,553,970
Loans, net of ALLL	152,092	114,177	142,114	—	—	3,998,478
Goodwill	9,553	12,556	6,451	—	—	146,752
Deposits	135,970	113,531	143,056	—	(106,457)	3,262,475
Stockholders’ equity	29,110	29,329	21,207	676,940	(702,183)	676,940
23. Impact of Recent Authoritative Accounting Guidance
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

23. Impact of Recent Authoritative Accounting Guidance...continued
In December 2010, FASB issued an amendment to FASB ASC Topic 805, Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
In December 2010, FASB issued an amendment to FASB ASC Topic 350, Intangibles — Goodwill and Other. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
In July 2010, FASB issued an amendment to FASB ASC Subtopic 310-30, Disclosures about the Credit Quality of Financing. As a result of the amendments in this Update, the Company will provide additional information to assist financial users in assessing the Company’s credit risk exposures and evaluating the adequacy of the Company’s allowance for loan loss. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the effective date of the disclosures about troubled debt restructurings were temporarily delayed to allow FASB time to determine what constitutes a troubled debt restructuring. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.
In April 2010, FASB issued an amendment to FASB ASC Subtopic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.
In January 2010, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurements and Disclosures, that provides for more robust disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements, and 4) the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.
In June 2009, FASB issued an amendment to FASB ASC Topic 810, Consolidation. The objective of this standard is to amend certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

23. Impact of Recent Authoritative Accounting Guidance...continued
In June 2009, FASB issued an amendment to FASB ASC Topic 860, Transfers and Servicing. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes or disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with U.S. generally accepted accounting principles. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.
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
Management assessed its internal control structure over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the Unites States of America.
BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2010, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management — Executive Officers who are not Directors” of the Company’s 2011 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.
Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.
Information regarding the Company’s audit committee financial expert is set forth under the heading “Meetings and Committees of the Board of Directors — Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.
Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.glacierbancorp.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company’s 2003 annual report Form 10-K.
Item 11. Executive Compensation
Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Transactions with Management” and “Corporate Governance — Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors — Fees Paid to Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
List of Financial Statements and Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
(1)	Financial Statements and

(2)	Financial Statement schedules required to be filed by Item 8 of this report.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(a)	Amended and Restated Articles of Incorporation [1]

3(b)	Amended and Restated Bylaws [1]

10(a) *	Amended and Restated 1995 Employee Stock Option Plan and related agreements [2]

10(b) *	Amended and Restated 1994 Director Stock Option Plan and related agreements [2]

10(c) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [3]

10(d) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [3]

10(e) *	2005 Stock Incentive Plan and related agreements [4]

10(f) *	Employment Agreement dated January 1, 2011 between the Company and Michael J. Blodnick [5]

10(g) *	Employment Agreement dated January 1, 2011 between the Company and Ron J. Copher [5]

10(h) *	Employment Agreement dated January 1, 2011 between the Company and Don Chery [5]

14	Code of Ethics [6]

21	Subsidiaries of the Company (See item 1, “Subsidiaries”)

23	Consent of BKD LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101	The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2010 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition, 2) the Consolidated Statements of Operations, 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, 4) the Consolidated Statements of Cash Flows, and 5) the Notes to Consolidated Financial Statements, tagged as blocks of text.

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 99.1 — 99.4 of the Company’s S-8 Registration Statement (No. 333-105995).

[3]	Incorporated by reference to Exhibits 10(c) and 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[5]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on January 4, 2011.

[6]	Incorporated by reference to Exhibit 14, included in the Company’s Form 10-K for the year ended December 31, 2003.

*	Compensatory Plan or Arrangement
All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

GLACIER BANCORP, INC.

By:	/s/ Michael J. Blodnick

Michael J. Blodnick
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2011, by the following persons on behalf of the registrant in the capacities indicated.

/s/ Michael J. Blodnick	President, CEO, and Director
Michael J. Blodnick	(Principal Executive Officer)

/s/ Ron J. Copher	Senior Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Everit A. Sliter	Chairman
Everit A. Sliter

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Allen J. Fetscher	Director
Allen J. Fetscher

/s/ Dallas I. Herron	Director
Dallas I. Herron

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ L. Peter Larson	Director
L. Peter Larson

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch