Form 10-Q
period 2011-03-31
GLACIER BANCORP INC
filed 2011-05-10
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Registrant’s common stock outstanding on April 21, 2011 was 71,915,073. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q
Index

Page
Part I. Financial Information

Item 1 – Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition – March 31, 2011 and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Operations – Three Months ended March 31, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2010 and Three Months ended March 31, 2011	5
Unaudited Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	54
Item 4 – Controls and Procedures	54

Part II. Other Information	54

Item 1 – Legal Proceedings	54
Item 1A – Risk Factors	54
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3 – Defaults upon Senior Securities	60
Item 5 – Other Information	60

Item 6 – Exhibits	60

Signatures	61
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash on hand and in banks	$75,471	71,465
Federal funds sold	—	—
Interest bearing cash deposits	22,633	33,625

Cash and cash equivalents	98,104	105,090

Investment securities, available-for-sale	2,706,315	2,396,459

Loans held for sale	23,904	76,213

Loans receivable, gross	3,646,986	3,749,289
Allowance for loan and lease losses	(140,829)	(137,107)

Loans receivable, net	3,506,157	3,612,182

Premises and equipment, net	152,922	152,492
Other real estate owned	82,594	73,485
Accrued interest receivable	33,707	30,246
Deferred tax asset	37,962	40,284
Core deposit intangible, net	10,030	10,757
Goodwill	146,259	146,259
Non-marketable equity securities	64,434	64,429
Other assets	47,476	51,391

Total assets	$6,909,864	6,759,287

Liabilities
Non-interest bearing deposits	$888,311	855,829
Interest bearing deposits	3,663,999	3,666,073
Federal Home Loan Bank advances	960,097	965,141
Securities sold under agreements to repurchase	250,932	249,403
Other borrowed funds	14,135	20,005
Accrued interest payable	6,790	7,245
Subordinated debentures	125,167	125,132
Other liabilities	160,544	32,255

Total liabilities	6,069,975	5,921,083

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	642,876	643,894
Retained earnings — substantially restricted	194,000	193,063
Accumulated other comprehensive income	2,294	528

Total stockholders’ equity	839,889	838,204

Total liabilities and stockholders’ equity	$6,909,864	6,759,287

Number of shares outstanding	71,915,073	71,915,073
Book value per share	$11.68	11.66
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest Income
Residential real estate loans	$8,716	11,833
Commercial loans	33,058	36,672
Consumer and other loans	10,450	10,640
Investment securities	16,149	14,253

Total interest income	68,373	73,398

Interest Expense
Deposits	7,088	9,331
Federal Home Loan Bank advances	2,548	2,311
Securities sold under agreements to repurchase	357	416
Subordinated debentures	1,643	1,636
Other borrowed funds	33	190

Total interest expense	11,669	13,884

Net Interest Income	56,704	59,514

Provision for loan losses	19,500	20,910

Net interest income after provision for loan losses	37,204	38,604

Non-Interest Income
Service charges and other fees	10,208	9,520
Miscellaneous loan fees and charges	977	1,126
Gain on sale of loans	4,694	3,891
Gain on sale of investments	124	314
Other income	1,392	1,332

Total non-interest income	17,395	16,183

Non-Interest Expense
Compensation, employee benefits and related expense	21,603	21,356
Occupancy and equipment expense	5,954	5,948
Advertising and promotions	1,484	1,592
Outsourced data processing expense	773	694
Core deposit intangibles amortization	727	820
Other real estate owned expense	2,099	2,318
Federal Deposit Insurance Corporation premiums	2,324	2,200
Other expense	7,512	7,033

Total non-interest expense	42,476	41,961

Earnings Before Income Taxes	12,123	12,826

Federal and state income tax expense	1,838	2,756

Net Earnings	$10,285	10,070

Basic earnings per share	$0.14	0.16
Diluted earnings per share	$0.14	0.16
Dividends declared per share	$0.13	0.13
Return on average assets (annualized)	0.62%	0.67%
Return on average equity (annualized)	4.95%	5.75%
Average outstanding shares — basic	71,915,073	62,763,299
Average outstanding shares — diluted	71,915,073	62,763,299
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Year ended December 31, 2010 and Three Months ended March 31, 2011

				Retained	Accumulated	Total
				Earnings	Other Comp-	Stock-
	Common Stock		Paid-in	Substantially	rehensive	holders'
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	Income (Loss)	Equity
Balance at January 1, 2010	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net earnings	—	—	—	42,330	—	42,330
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	876	876
Total comprehensive income						43,206

Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock options exercised	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock based compensation and tax benefit	—	—	850	—	—	850

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204

Comprehensive income:
Net earnings	—	—	—	10,285	—	10,285
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	1,766	1,766
Total comprehensive income						12,051

Cash dividends declared ($0.13 per share)	—	—	—	(9,348)	—	(9,348)
Stock options exercised	—	—	—	—	—	—
Stock based compensation and tax benefit	—	—	(1,018)	—	—	(1,018)

Balance at March 31, 2011	71,915,073	$719	642,876	194,000	2,294	839,889

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31
(Dollars in thousands)	2011	2010
Operating Activities
Net cash provided by operating activities	$226,910	62,937

Investing Activities
Proceeds from sales, maturities and prepayments of investments available-for-sale	104,065	107,235
Purchases of investments available-for-sale	(420,785)	(229,917)
Principal collected on commercial and consumer loans	150,052	166,829
Commercial and consumer loans originated or acquired	(163,105)	(166,437)
Principal collections on real estate loans	102,977	40,490
Real estate loans originated or acquired	(21,882)	(28,026)
Net purchase of FHLB and FRB stock	—	(677)
Proceeds from sale of other real estate owned	6,033	5,689
Net addition of premises and equipment and other real estate owned	(2,961)	(2,858)
Net cash used in investment activities	(245,606)	(107,672)

Financing Activities
Net increase in deposits	30,408	64,692
Net (decrease) increase in FHLB advances	(5,044)	12,519
Net increase in securities sold under repurchase agreements	1,529	29,604
Net decrease in Federal Reserve Bank discount window	—	(225,000)
Net decrease in other borrowed funds	(5,835)	(6,925)
Cash dividends paid	(9,348)	(9,348)
Proceeds from exercise of stock options and other stock issued	—	145,705
Net cash provided by financing activities	11,710	11,247

Net decrease in cash and cash equivalents	(6,986)	(33,488)
Cash and cash equivalents at beginning of period	105,090	210,575
Cash and cash equivalents at end of period	$98,104	177,087

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$12,236	13,829
Cash paid during the period for income taxes	—	—
Sale and refinancing of other real estate owned	1,145	4,319
Other real estate acquired in settlement of loans	17,277	13,418
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp Inc.’s (the “Company”) financial condition as of March 31, 2011, stockholders’ equity and comprehensive income for the three months ended March 31, 2011, the results of operations for the three month period ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The condensed consolidated statement of financial condition and statement of stockholders’ equity and comprehensive income of the Company as of and for the year ended December 31, 2010 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to business combinations are determined based on internal calculations using significant independent party inputs and independent party valuations.
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

As of March 31, 2011, the Company is the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Valley Bank of Helena (“Valley”), Big Sky Western Bank (“Big Sky”), and First Bank of Montana (“First Bank-MT”), all located in Montana, Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho, 1st Bank (“1st Bank”) and First National Bank & Trust (“First National”) located in Wyoming, and Bank of the San Juans (“San Juans”) located in Colorado. All significant inter-company transactions have been eliminated in consolidation.

In 2010, the Company formed a wholly-owned subsidiary, GBCI Other Real Estate (“GORE”), to isolate certain bank foreclosed properties for legal protection and administrative purposes. The foreclosed properties were sold to GORE from bank subsidiaries at fair market value and properties remaining are currently held for sale.

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

FASB ASC Topic 810, Consolidation, states that a variable interest entity (“VIE”) exists when either the entity’s total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or the equity investors as a group lack any of the following three characteristics: the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under the guidance, the Company is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the VIE’s significant activities and has an obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance requires continual reconsideration of conclusions reached regarding which variable interest holder is a VIE’s primary beneficiary.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company; however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investments and determined that the Company is the primary beneficiary of such VIEs and has consolidated the VIEs into the bank subsidiary which holds the direct investment in the VIE. For the CDE (NMTC) and LIHTC investments, the creditors and other beneficial interest holders therein have no recourse to the general credit of the bank subsidiaries. As of March 31, 2011, the Company had investments in VIEs of $39,780,000 and $3,263,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The total assets consolidated into the bank subsidiaries approximated the investments in the VIEs.

The following abbreviated organizational chart illustrates the various relationships as of March 31, 2011:

3)	Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	Three Months ended March 31, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$206	4	—	210

U.S. Government sponsored enterprises
Maturing after one year through five years	2.21%	37,202	352	—	37,554
Maturing after five years through ten years	1.89%	86	—	—	86
Maturing after ten years	—	—	—	—	—

	2.20%	37,288	352	—	37,640

State and local governments and other issues
Maturing within one year	2.70%	1,790	20	(3)	1,807
Maturing after one year through five years	2.49%	83,067	292	(79)	83,280
Maturing after five years through ten years	2.76%	38,221	235	(39)	38,417
Maturing after ten years	4.88%	763,023	8,911	(14,057)	757,877

	4.56%	886,101	9,458	(14,178)	881,381

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,103)	7,075

Residential mortgage-backed securities	2.26%	1,767,764	15,347	(3,102)	1,780,009

Total investment securities	3.04%	$2,702,537	25,161	(21,383)	2,706,315

	Year ended December 31, 2010
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. Government and federal agency
Maturing after one year through five years	1.62%	$207	4	—	211

U.S. Government sponsored enterprises
Maturing after one year through five years	2.38%	40,715	715	—	41,430
Maturing after five years through ten years	1.94%	84	—	—	84
Maturing after ten years	0.73%	4	—	—	4

	2.38%	40,803	715	—	41,518

State and local governments and other issues
Maturing within one year	2.62%	1,703	20	(5)	1,718
Maturing after one year through five years	3.70%	8,341	214	(10)	8,545
Maturing after five years through ten years	3.73%	18,675	379	(56)	18,998
Maturing after ten years	4.91%	639,364	5,281	(15,873)	628,772

	4.86%	668,083	5,894	(15,944)	658,033

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,583)	6,595

Residential mortgage-backed securities	2.23%	1,675,319	17,569	(2,786)	1,690,102

Total investment securities	3.00%	$2,395,590	24,182	(23,313)	2,396,459

Included in the residential mortgage-backed securities is $63,556,000 and $68,051,000 as of March 31, 2011 and December 31, 2010, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is “subprime.” Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the constant yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax effect.
Interest income from investment securities consists of the following:

(Dollars in thousands)	2011	2010
Taxable interest	$9,370	8,685
Tax-exempt interest	6,779	5,568

Total interest income	$16,149	14,253

The cost of each investment sold is determined by specific identification. Gain and loss on sale of investments consists of the following:

	Three Months
	ended March 31,
(Dollars in thousands)	2011	2010
Gross proceeds	$4,134	9,058
Less amortized cost	(4,010)	(8,744)

Net gain on sale of investments	$124	314

Gross gain on sale of investments	$184	390
Gross loss on sale of investments	(60)	(76)

Net gain on sale of investments	$124	314

At March 31, 2011 and December 31, 2010, the Company had investment securities with carrying values of $760,444,000 and $879,330,000, respectively, pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings and deposits of several local government units.
Investments with an unrealized loss position at March 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
State and local governments and other issues	$354,109	12,400	15,477	1,778	369,586	14,178
Collateralized debt obligations	—	—	7,074	4,103	7,074	4,103
Residential mortgage-backed securities	324,957	2,307	16,258	795	341,215	3,102

Total temporarily impaired securities	$679,066	14,707	38,809	6,676	717,875	21,383

Investments with an unrealized loss position at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
State and local governments and other issues	$365,164	(14,680)	13,129	(1,264)	378,293	(15,944)
Collateralized debt obligations	—	—	6,595	(4,583)	6,595	(4,583)
Residential mortgage-backed securities	364,925	(1,585)	19,304	(1,201)	384,229	(2,786)

Total temporarily impaired securities	$730,089	(16,265)	39,028	(7,048)	769,117	(23,313)

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
In evaluating securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired securities. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. With respect to its impaired securities at March 31, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired securities.
Based on an analysis of its impaired securities as of March 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

4)	Loans Receivable, Net
The following is a summary of the recorded investment in loans and ALLL for the periods ended March 31, 2011 and December 31, 2010 on a portfolio class basis:

	At or for the Three Months ended March 31, 2011
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	19,500	(2,260)	14,267	2,638	2,121	2,734
Charge-offs	(16,504)	(1,769)	(10,628)	(1,753)	(1,332)	(1,022)
Recoveries	726	76	312	143	83	112

Balance at end of period	$140,829	17,004	80,098	20,960	14,206	8,561

Allowance for loan and lease losses
Individually evaluated for impairment	$15,402	601	8,786	4,069	974	972
Collectively evaluated for impairment	125,427	16,403	71,312	16,891	13,232	7,589

Total ALLL	$140,829	17,004	80,098	20,960	14,206	8,561

Loans receivable
Individually evaluated for impairment	$218,741	19,055	158,144	26,183	9,889	5,470
Collectively evaluated for impairment	3,428,245	524,174	1,601,737	618,667	459,245	224,422

Total Loans receivable	$3,646,986	543,229	1,759,881	644,850	469,134	229,892

	December 31, 2010
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$16,871	2,793	10,184	2,649	504	741
Collectively evaluated for impairment	120,236	18,164	65,963	17,283	12,830	5,996

Total ALLL	$137,107	20,957	76,147	19,932	13,334	6,737

Loans receivable
Individually evaluated for impairment	$225,052	29,480	165,784	21,358	6,138	2,292
Collectively evaluated for impairment	3,524,237	603,397	1,630,719	633,230	476,999	179,892

Total Loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, premiums, and discounts are included in the loan receivable balances of $5,165,000 and $6,001,000 at March 31, 2011 and December 31, 2010, respectively.
The following is a summary of activity in the ALLL for the periods ended March 31, 2011 and March 31, 2010:

	March 31,	March 31,
(Dollars in thousands)	2011	2010
Balance at the beginning of the year	$137,107	142,927
Charge-offs	(16,504)	(21,477)
Recoveries	726	1,240
Provision	19,500	20,910

Balance at the end of the period	$140,829	143,600

The following is a summary of the impaired loans by portfolio class of loans for the periods ended March 31, 2011 and December 31, 2010:

	At or for the Three Months ended March 31, 2011
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$61,141	4,736	39,106	11,457	1,778	4,064
Unpaid principal balance	64,971	4,714	41,925	12,470	1,793	4,069
Valuation allowance	15,402	601	8,786	4,069	974	972
Average impaired loans	63,155	8,604	41,722	8,678	1,255	2,896

Loans without a specific valuation allowance
Recorded balance	$157,600	14,319	119,038	14,726	8,111	1,406
Unpaid principal balance	190,136	15,993	145,976	17,261	9,029	1,877
Average impaired loans	158,742	15,663	120,242	15,093	6,759	985

Totals
Recorded balance	$218,741	19,055	158,144	26,183	9,889	5,470
Unpaid principal balance	255,107	20,707	187,901	29,731	10,822	5,946
Valuation allowance	15,402	601	8,786	4,069	974	972
Average impaired loans	221,897	24,267	161,964	23,771	8,014	3,881

	At or for the Year ended December 31, 2010
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$65,170	12,473	44,338	5,898	732	1,729
Unpaid principal balance	73,195	12,970	50,614	6,934	945	1,732
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	71,192	10,599	51,627	5,773	1,514	1,679

Loans without a specific valuation allowance
Recorded balance	$159,882	17,007	121,446	15,460	5,406	563
Unpaid principal balance	186,280	20,399	142,141	16,909	6,204	627
Average impaired loans	152,364	18,402	109,136	17,412	5,696	1,718

Totals
Recorded balance	$225,052	29,480	165,784	21,358	6,138	2,292
Unpaid principal balance	259,475	33,369	192,755	23,843	7,149	2,359
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	223,556	29,001	160,763	23,185	7,210	3,397

The following is a loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

	At March 31, 2011
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Accruing loans 30-59 days or more past due	$41,701	11,337	16,122	4,689	2,946	6,607
Accruing loans 60-89 days or more past due	10,701	404	8,317	1,040	484	456
Accruing loans 90 days or more past due	6,578	191	2,171	1,378	2,383	455
Non-accual loans	178,402	16,949	126,071	25,219	6,810	3,353

Total past due and non-accrual loans	237,382	28,881	152,681	32,326	12,623	10,871

Current loans receivable	3,409,604	514,348	1,607,200	612,524	456,511	219,021

Total loans receivable	$3,646,986	543,229	1,759,881	644,850	469,134	229,892

	At December 31, 2010
		Residential	Commercial	Other	Home
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Accruing loans 30-59 days or more past due	$36,545	13,450	11,399	6,262	3,031	2,403
Accruing loans 60-89 days or more past due	8,952	1,494	4,424	1,053	1,642	339
Accruing loans 90 days or more past due	4,531	506	731	2,320	910	64
Non-accual loans	192,505	23,095	142,334	18,802	5,431	2,843

Total past due and non-accrual loans	242,533	38,545	158,888	28,437	11,014	5,649

Current loans receivable	3,506,756	594,332	1,637,615	626,151	472,123	176,535

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Interest income recognized on impaired loans for the periods ended March 31, 2011 and December 31, 2010 was not significant. The Company’s TDR loans are included in the amount of impaired loans. As of March 31, 2011, the Company had TDR loans of $62,371,000 of which $36,686,000 was on non-accrual status.
The Company generally sells its long-term mortgage loans originated, retaining servicing only when required by certain lenders. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding residential fixed rate loans in the loan portfolio. The amount of loans sold and serviced for others at March 31, 2011 and December 31, 2010 was $170,009,000 and $173,446,000, respectively.
The Company occasionally purchases and sells other loan participations, the majority of which are large commercial loans. For participation transactions, the bank subsidiaries originate and sell the loan participations at fair value on a proportionate ownership basis, with no recourse conditions.
The Company considers its impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement; and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring (“TDR”) loans). Loan impairment is measured in the same manner for each class within the loan portfolio.

5)	Other Intangible Assets
The following table sets forth information regarding the Company’s core deposit intangibles:

(Dollars in thousands)	March 31, 2011
Gross carrying value	$31,847
Accumulated amortization	(21,817)

Net carrying value	$10,030

Weighted-average amortization period
(Period in years)	9.1

Aggregate amortization expense
For the three months ended March 31, 2011	$727

Estimated amortization expense
For the year ended December 31, 2011	$2,473
For the year ended December 31, 2012	2,111
For the year ended December 31, 2013	1,860
For the year ended December 31, 2014	1,611
For the year ended December 31, 2015	1,368
6)	Deposits
The following table identifies the amount outstanding at March 31, 2011 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit and deposits issued through the Certificate of Deposit Account Registry System of $368,012,000. Included in demand deposits are brokered deposits of $196,193,000.

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$319,570	1,810,386	2,129,956
Three months to six months	236,951	—	236,951
Seven months to twelve months	191,102	—	191,102
Over twelve months	151,791	—	151,791

Totals	$899,414	1,810,386	2,709,800

7)	Short-term Borrowings
The following table provides information relating short-term borrowings which includes borrowings that mature within one year of period end:

	At or for the Three	At or for the
	Months ended	Year ended
(Dollars in thousands)	March 31, 2011	December 31, 2010
FHLB advances
Amount outstanding at end of period	$733,028	761,064
Weighted interest rate on outstanding amount	0.44%	0.32%
Maximum outstanding at any month-end	$777,052	773,076
Average balance	$754,647	488,044
Weighted average interest rate	0.45%	0.39%

Repurchase agreements
Amount outstanding at end of period	$250,932	249,403
Weighted interest rate on outstanding amount	0.60%	0.63%
Maximum outstanding at any month-end	$250,932	252,083
Average balance	$240,579	227,202
Weighted average interest rate	0.60%	0.71%

Total FHLB advances, repurchase agreements, and Federal Reserve Bank discount window
Amount outstanding at end of period	$983,960	1,010,467
Weighted interest rate on outstanding amount	0.48%	0.40%
Maximum outstanding at any month-end	$1,027,984	1,025,159
Average balance	$995,226	715,246
Weighted average interest rate	0.49%	0.49%
8)	Comprehensive Income
The Company’s only component of comprehensive income other than net earnings is the unrealized gain or loss, net of tax, on available-for-sale securities.

	Three Months
	ended March 31,
(Dollars in thousands)	2011	2010
Net earnings	$10,285	10,070

Unrealized holding gains arising during the period	3,028	9,953
Tax expense	(1,186)	(3,900)

Net after tax	1,842	6,053
Reclassification adjustment for gains included in net earnings	(124)	(314)
Tax expense	48	123

Net after tax	(76)	(191)

Net unrealized gain on securities	1,766	5,862

Total comprehensive income	$12,051	15,932

9)	Federal and State Income Taxes
The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First National have operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of March 31, 2011:

Years ended December 31,
Federal	2007, 2008 and 2009
Montana	2007, 2008 and 2009
Idaho	2007, 2008 and 2009
Colorado	2007, 2008 and 2009
Utah	2007, 2008 and 2009
The Company has investments in CDEs which received NMTC allocations. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has made investments in LIHTCs which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company has investments in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the bonds mature. The federal income tax credits on these bonds are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

	New	Low-Income	Investment
Years ended	Markets	Housing	Securities
(Dollars in thousands)	Tax Credits	Tax Credits	Tax Credits	Total
2011	$2,000	1,176	953	4,129
2012	2,306	1,270	939	4,515
2013	2,400	1,270	921	4,591
2014	2,400	1,270	899	4,569
2015	2,400	1,174	875	4,449
Thereafter	564	5,379	5,263	11,206

	$12,070	11,539	9,850	33,459

The Company had no unrecognized tax benefit as of March 31, 2011 and 2010. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. During the three months ended March 31, 2011 and 2010, the Company did not recognize interest expense or penalties with respect to income tax liabilities. The Company had no accrued liabilities for the payment of interest or penalties at March 31, 2011 and 2010.
10)	Earnings Per Share
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
The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	Three Months
	ended March 31,
	2011	2010
Net earnings available to common stockholders, basic and diluted	$10,285,000	10,070,000

Average outstanding shares — basic	71,915,073	62,763,299
Add: dilutive stock options	—	—

Average outstanding shares — diluted	71,915,073	62,763,299

Basic earnings per share	$0.14	0.16

Diluted earnings per share	$0.14	0.16

There were 1,746,472 and 2,408,381 stock options excluded from the diluted average outstanding share calculation for the three months ended March 31, 2011 and 2010, respectively, due to the option exercise price exceeding the market price.
11)	Fair Value of Financial Instruments
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
The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period ended March 31, 2011.
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
The following schedule discloses the major class of assets measured at fair value on a recurring basis during the three month period ended March 31, 2011 and the year ended December 31, 2010.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	03/31/11	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$210	—	210	—
Government sponsored enterprises	37,640	—	37,640	—
State and local governments and other issues	881,381	—	881,381	—
Collateralized debt obligations	7,075	—	—	7,075
Residential mortgage-backed securities	1,780,009	—	1,779,811	198

Total financial assets	$2,706,315	—	2,699,042	7,273

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. Government and federal agency	$211	—	211	—
Government sponsored enterprises	41,518	—	41,518	—
State and local governments and other issues	658,033	—	658,033	—
Collateralized debt obligations	6,595	—	—	6,595
Residential mortgage-backed securities	1,690,102	—	1,689,946	156

Total financial assets	$2,396,459	—	2,389,708	6,751

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month periods ended March 31, 2011 and 2010.

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2010	$6,751	—	6,595	156
Total unrealized gains included in other comprehensive income	522	—	480	42
Amortization, accretion and principal payments	—	—	—	—
Sales, maturities and calls	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance as of March 31, 2011	$7,273	—	7,075	198

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Government and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains included in other comprehensive income	2,842	—	2,385	457
Amortization, accretion and principal payments	—	—	—	—
Purchases	—	—	—	—
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of March 31, 2010	$10,742	—	9,174	1,568

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the period ended March 31, 2011.
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
The following schedule discloses the major classes of assets with a recorded change during the year in the consolidated financial statements resulting from re-measuring the assets at fair value on a non-recurring basis for the periods ending March 31, 2011 and December 31, 2010.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	03/31/11	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$1,393	—	—	1,393
Collateral-dependent impaired loans, net of allowance for loan and lease losses	33,930	—	—	33,930

Total financial assets	$35,323	—	—	35,323

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$17,492	—	—	17,492
Collateral-dependent impaired loans, net of allowance for loan and lease losses	47,283	—	—	47,283

Total financial assets	$64,775	—	—	64,775

The following is a description of the methods used to estimate the fair value of all other financial instruments recognized at amounts other than fair value.
Financial Assets
The estimated fair value of cash, federal funds sold, interest bearing cash deposits, and accrued interest receivable is the book value of such financial assets.
The estimated fair value of FHLB and FRB stock is book value due to the restrictions that such stock may only be sold to another member institution or the FHLB or FRB at par value. These assets are included in non-marketable equity securities reported on the Company’s balance sheet.
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
The following presents the carrying amounts and estimated fair values as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$98,104	98,104	105,090	105,090
Investment securities	2,706,315	2,706,315	2,396,459	2,396,459
Loans held for sale	23,904	23,904	76,213	76,213
Loans receivable, net of allowance for loan and lease losses	3,506,157	3,551,031	3,612,182	3,631,716
Non-marketable equity securities	64,434	64,434	64,429	64,429
Accrued interest receivable	33,707	33,707	30,246	30,246

Total financial assets	$6,432,621	6,477,495	6,284,619	6,304,153

Financial liabilities
Deposits	$4,552,310	4,563,339	4,521,902	4,533,974
FHLB advances	960,097	969,977	965,141	974,853
Repurchase agreements and other borrowed funds	265,067	265,072	269,408	269,414
Subordinated debentures	125,167	70,806	125,132	70,404
Accrued interest payable	6,790	6,790	7,245	7,245

Total financial liabilities	$5,909,431	5,875,984	5,888,828	5,855,890

12)	Operating Segment Information
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

The following schedules provide selected financial data for the Company’s operating segments:

	At or for the Three Months ended March 31, 2011
		Mountain	First					First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky	National
External revenues	$17,334	17,469	12,657	8,194	7,613	4,969	4,741	3,261
Intersegment revenues	66	142	20	55	3	59	3	35
Expenses	(15,041)	(18,509)	(10,714)	(6,305)	(6,515)	(3,493)	(3,782)	(2,753)

Net Earnings (Loss)	$2,359	(898)	1,963	1,944	1,101	1,535	962	543

Total Assets	$1,387,078	1,172,141	1,062,765	764,396	746,074	398,690	363,805	360,346

		First Bank	San
	Citizens	of MT	Juans	GORE	Parent	Eliminations		Consolidated
External revenues	$4,156	2,314	2,629	30	401	—		85,768
Intersegment revenues	18	35	44	—	14,686	(15,166)		—
Expenses	(3,583)	(1,481)	(2,210)	(324)	(4,862)	4,089		(75,483)

Net Earnings (Loss)	$591	868	463	(294)	10,225	(11,077)		10,285

Total Assets	$317,353	254,958	234,195	21,232	984,190	(1,157,359)		6,909,864

	At or for the Three Months ended March 31, 2010
		Mountain	First
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky
External revenues	$18,735	18,950	12,556	8,128	7,976	5,092	4,836
Intersegment revenues	48	19	18	132	91	36	—
Expenses	(17,735)	(18,484)	(10,160)	(6,317)	(6,501)	(3,631)	(4,504)

Net Earnings (Loss)	$1,048	485	2,414	1,943	1,566	1,497	332

Total Assets	$1,337,314	1,246,716	912,266	625,791	633,025	318,270	376,947

	First		First Bank	San
	National	Citizens	of MT	Juans	Parent	Eliminations	Consolidated
External revenues	$4,040	4,148	2,420	2,637	63	—	89,581
Intersegment revenues	8	—	50	—	14,636	(15,038)	—
Expenses	(3,676)	(3,570)	(1,691)	(2,461)	(4,629)	3,848	(79,511)

Net Earnings (Loss)	$372	578	779	176	10,070	(11,190)	10,070

Total Assets	$305,986	256,681	211,717	176,832	981,417	(1,157,094)	6,225,868

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
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q:
•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of declines in the housing and real estate markets in its geographic areas;

•	increased loan delinquency rates;

•	the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

•	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

•	legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the integration of acquisitions;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of our common stock and our ability to raise additional capital in the future;

•	competition from other financial services companies in our markets;

•	loss of services from the senior management team; and

•	the Company’s success in managing risks involved in the foregoing.
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
Financial Condition Analysis
Assets

				$ Change from	$ Change from
	March 31,	December 31,	March 31,	December 31,	March 31,
(Unaudited - Dollars in thousands)	2011	2010	2010	2010	2010
Cash on hand and in banks	$75,471	71,465	93,242	4,006	(17,771)
Investments, interest bearing deposits, and fed funds	2,728,948	2,430,084	1,658,230	298,864	1,070,718
Loans
Residential real estate	543,229	632,877	717,306	(89,648)	(174,077)
Commercial	2,404,731	2,451,091	2,593,266	(46,360)	(188,535)
Consumer and other	699,026	665,321	704,789	33,705	(5,763)

Loans receivable	3,646,986	3,749,289	4,015,361	(102,303)	(368,375)
Allowance for loan and lease losses	(140,829)	(137,107)	(143,600)	(3,722)	2,771

Loans receivable, net	3,506,157	3,612,182	3,871,761	(106,025)	(365,604)

Other assets	599,288	645,556	602,635	(46,268)	(3,347)

Total assets	$6,909,864	6,759,287	6,225,868	150,577	683,996

Total assets at March 31, 2011 were $6.910 billion, which is $151 million, or 2 percent greater than total assets of $6.759 billion at December 31, 2010 and $684 million, or 11 percent greater than total assets of $6.226 billion at March 31, 2010.
Investment securities, including interest bearing deposits and federal funds sold, have increased $299 million, or 12 percent, from December 31, 2010 and increased $1.071 billion, or 65 percent, since March 31, 2010. The Company continues to purchase investment securities, predominately mortgage-backed securities issued by Freddie Mac and Fannie Mae, with short weighted-average-lives to offset the current lack of loan growth. The Company also continues to selectively purchase and diversify it’s tax-exempt investment securities. Investment securities represent 39 percent of total assets at March 31, 2011 versus 36 percent of total assets at March 31, 2010.
At March 31, 2011, loans receivable were $3.647 billion, a decrease of $102 million, or 3 percent, over loans receivable of $3.749 billion at December 31, 2010. Excluding net charge-offs of $15.8 million and loans transferred to other real estate of $16.7 million, loans decreased $69.5 million, or 2 percent from December 31, 2010. During the past twelve months, gross loans decreased $368 million, or 9 percent, over gross loans of $4.015 billion at March 31, 2010. The largest decrease in dollars was in commercial loans which decreased $189 million, or 7 percent, from March 31, 2010.

Liabilities

				$ Change from	$ Change from
	March 31,	December 31,	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2011	2010	2010	2010	2010
Non-interest bearing deposits	$888,311	855,829	828,141	32,482	60,170
Interest bearing deposits	3,663,999	3,666,073	3,336,703	(2,074)	327,296
FHLB advances	960,097	965,141	802,886	(5,044)	157,211
Securities sold under agreements to repurchase and other borrowed funds	265,067	269,408	248,894	(4,341)	16,173
Other liabilities	167,334	39,500	45,765	127,834	121,569
Subordinated debentures	125,167	125,132	125,024	35	143

Total liabilities	$6,069,975	5,921,083	5,387,413	148,892	682,562

As of March 31, 2011, non-interest bearing deposits of $888 million increased $32 million, or 4 percent, since December 31, 2010 and increased $60 million, or 7 percent, since March 31, 2010. Interest bearing deposits of $3.664 billion at March 31, 2011 include $181 million issued through the Certificate of Deposit Account Registry System (“CDARS”). Interest bearing deposits decreased $2 million, or .1 percent, from the prior quarter, which includes a $3.4 million reduction in wholesale deposits. Interest bearing deposits increased $327 million, or 10 percent from March 31, 2010 which included $184 million from wholesale deposits and CDARS. The increase in non-interest bearing deposits from both the prior quarter and the same quarter last year was driven by growth in the number of personal and business customers, as well as existing customers retaining cash deposits because of the uncertainty in the current interest rate environment and for liquidity purposes. The decrease in interest bearing deposits from the prior quarter resulted primarily from seasonal decreases that typically occur during the first quarter.
Increases in deposits have reduced the Company’s reliance on the amount of borrowings necessary to fund investment security growth. Federal Home Loan Bank advances decreased $5 million, or 1 percent, from December 31, 2010 and increased $157 million, or 20 percent, from March 31, 2010. Repurchase agreements and other borrowed funds were $265 million at March 31, 2011, a decrease of $4.3 million, or 2 percent, from December 31, 2010. Included in Other Liabilities at March 31, 2011 is a $128.9 million obligation for securities purchased in March that will settle in April.

Stockholders’ Equity

				$ Change from	$ Change from
	March 31,	December 31,	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands, except per share data)	2011	2010	2010	2010	2010
Common equity	$837,595	837,676	832,941	(81)	4,654
Accumulated other comprehensive income	2,294	528	5,514	1,766	(3,220)

Total stockholders’ equity	839,889	838,204	838,455	1,685	1,434
Goodwill and core deposit intangible, net	(156,289)	(157,016)	(159,376)	727	3,087

Tangible stockholders’ equity	$683,600	681,188	679,079	2,412	4,521

Stockholders’ equity to total assets	12.15%	12.40%	13.47%
Tangible stockholders’ equity to total tangible assets	10.12%	10.32%	11.19%
Book value per common share	$11.68	11.66	11.66	0.02	0.02
Tangible book value per common share	$9.51	9.47	9.44	0.04	0.07
Market price per share at end of year	$15.05	15.11	15.23	(0.06)	(0.18)
Total stockholders’ equity and book value per share increased $1.7 million and $0.02 per share, respectively, from the prior quarter resulting from the increase in accumulated other comprehensive income representing net unrealized gains or losses (net of tax) on the securities portfolio. Tangible stockholders’ equity in that same period increased $2.4 million, or $0.04 per share. Total stockholders’ equity and book value per share increased $1.4 million and $0.02 per share, respectively, from March 31, 2010, the increase largely the result of higher undivided profits. Tangible stockholders’ equity increased $4.5 million, or $0.07 per share since March 31, 2010 resulting in tangible stockholders’ equity to tangible assets of 10.12 percent and tangible book value per share of $9.51 as of March 31, 2011.
On March 30, 2011, the board of directors declared a cash dividend of $0.13 per share, payable April 21, 2011 to shareholders of record on April 12, 2011. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality and general economic conditions.
Results of Operations — The three months ended March 31, 2011
Compared to December 31, 2010 and March 31, 2010
Performance Summary
The Company reported net earnings of $10.3 million for the first quarter of 2011, an increase of $215 thousand, or 2 percent, from the $10.1 million for the first quarter of 2010. The diluted earnings per share of $0.14 for the quarter represented a 12.5 percent decrease from the diluted earnings per share of $0.16 for the same quarter of 2010. There were no non recurring income or expense items impacting this quarter’s earnings per share. Annualized return on average assets and return on average equity for the first quarter were 0.62 percent and 4.95 percent, respectively, which compares with prior year returns for the first quarter of 0.67 percent and 5.75 percent, respectively.

Revenue Summary

	Three Months ended
	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2011	2010	2010
Net interest income
Interest income	$68,373	69,083	73,398
Interest expense	11,669	12,420	13,884

Total net interest income	56,704	56,663	59,514

Non-interest income
Service charges, loan fees, and other fees	11,185	12,178	10,646
Gain on sale of loans	4,694	9,842	3,891
Gain on sale of investments	124	2,225	314
Other income	1,392	1,715	1,332

Total non-interest income	17,395	25,960	16,183

	$74,099	82,623	75,697

Net interest margin (tax-equivalent)	3.91%	3.91%	4.43%

	$ Change from	$ Change from	%Change from	% Change from
	December 31,	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2010	2010	2010	2010
Net interest income
Interest income	$(710)	(5,025)	-1%	-7%
Interest expense	(751)	(2,215)	-6%	-16%

Total net interest income	41	(2,810)	0%	-5%
Non-interest income
Service charges, loan fees, and other fees	(993)	539	-8%	5%
Gain on sale of loans	(5,148)	803	-52%	21%
Gain on sale of investments	(2,101)	(190)	-94%	-61%
Other income	(323)	60	-19%	5%

Total non-interest income	(8,565)	1,212	-33%	7%

	$(8,524)	(1,598)	-10%	-2%

Net Interest Income
Net interest income increased $41 thousand from the prior quarter as the reduction in interest expense outpaced the decrease in interest income. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.91 percent unchanged from the prior quarter. The net interest margin figure includes a 2 basis points reduction from the reversal of interest on non-accrual loans. The decrease in funding expense this past quarter was the result of the Company’s banks continuing to aggressively manage their cost of funds. The decrease in interest income for the quarter was due to the continued low interest rate environment and reduction in loan balances which put further pressure on earning assets yields. In addition, premium amortization on Collateralized Mortgage Obligations (CMO’s) this quarter increased by $1.2 million putting further pressure on interest income. As mortgage refinance activity continues to drop off, premium amortization should decline in future quarters.
Non-interest Income
Non-interest income for the quarter totaled $17.4 million, a decrease of $8.6 million over the prior quarter end and an increase of $1.2 million over the same quarter last year. Service charge fee income of $11.2 million decreased $1.0 million, or 8 percent, during the quarter. The decrease from the prior quarter was primarily due to seasonal factors and a shorter number of days in the quarter. Gain on sale of loans decreased $5.1 million, or 52 percent, over the prior quarter primarily the result of the dramatic drop off in refinances. Gain on sale of loans increased $1 million, or 21 percent, over the prior year’s first quarter which was positively impacted by the first time home buyer tax credit. Net gain on the sale of investments was $124 thousand for the current quarter compared to $2.2 million for the previous quarter and $314 thousand for the prior year’s first quarter. Such sales were executed with the proceeds used to purchase additional securities that enable the investment portfolio to perform well across varying interest rate scenarios. Other income of $1.4 million for the current quarter is a decrease of $323 thousand from the prior quarter. In the prior quarter there was a $194 thousand gain on 1st Bank’s merchant card servicing portfolio that accounted for a majority of the difference.
Non-interest Expense

	Three Months ended
	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2011	2010	2010
Compensation, employee benefits and related expense	$21,603	22,485	21,356
Occupancy and equipment expense	5,954	6,291	5,948
Advertising and promotions	1,484	1,683	1,592
Outsourced data processing expense	773	852	694
Core deposit intangibles amortization	727	758	820
Other real estate owned expense	2,099	2,847	2,318
Federal Deposit Insurance Corporation premiums	2,324	2,123	2,200
Other expenses	7,512	8,697	7,033

Total non-interest expense	$42,476	45,736	41,961

	$ Change from	$ Change from	%Change from	%Change from
	December 31,	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2010	2010	2010	2010
Compensation, employee benefits and related expense	$(882)	247	-4%	1%
Occupancy and equipment expense	(337)	6	-5%	0%
Advertising and promotions	(199)	(108)	-12%	-7%
Outsourced data processing expense	(79)	79	-9%	11%
Core deposit intangibles amortization	(31)	(93)	-4%	-11%
Other real estate owned expense	(748)	(219)	-26%	-9%
Federal Deposit Insurance Corporation premiums	201	124	9%	6%
Other expenses	(1,185)	479	-14%	7%

Total non-interest expense	$(3,260)	515	-7%	1%

Non-interest expense of $42.5 million for the quarter decreased by $3.3 million, or 7 percent, from the prior quarter and increased $515 thousand, or 1 percent, from the prior year first quarter. During the quarter all the major expense categories decreased with the exception of FDIC premiums which increased as a result of higher deposit levels. Compensation and employee benefits increased by $247 thousand, or 1 percent, to $21.6 million from the prior year first quarter. The Company and all eleven banks continue to closely manage this expense and control the number of full time equivalents.
Occupancy and equipment expense decreased $337 thousand, or 5 percent, from the prior quarter and increased $6 thousand, or .1 percent, from the prior year first quarter. Advertising and promotion expense decreased $199 thousand, or 12 percent, from the prior quarter and decreased $108 thousand, or 7 percent, from the first quarter of 2010. Other real estate owned expense of $2.1 million decreased $748 thousand, or 26 percent, from the prior quarter and decreased $219 thousand, or 9 percent, from prior year first quarter. The current quarter other real estate owned expense of $2.1 million included $881 thousand of operating expenses, $758 thousand of fair value write-downs, and $453 thousand of loss on sale of other real estate owned. FDIC premiums increased $201 thousand, or 9 percent, from prior quarter and increased $124 thousand, or 6 percent, from the prior year first quarter, the result of the increased amount of dollars on deposit. Other expenses decreased $1.2 million, or 14 percent, from the prior quarter and increased $479 thousand, or 1 percent, from the prior year first quarter.

Efficiency Ratio
The efficiency ratio is calculated as non-interest expense before other real estate owned expenses, core deposit intangible amortization, and non-recurring expense items as a percentage of fully taxable-equivalent net interest income and non-interest income, excluding gains and losses on sale of investment securities, other real estate owned income, and non-recurring income items. The efficiency ratio for the quarter was 52 percent compared to 50 percent for the prior year first quarter. The increase resulted from continuing pressure on net interest income in the current low interest rate environment.
Provision for Loan Losses
Credit Quality Trends
(Unaudited — $ in thousands)

				Accruing
				Loans 30-89	Non-Performing
	Provision		ALLL	Days Overdue	Assets to
	for Loan	Net	as a Percent	as a Percent of	Total Subsidiary
	Losses	Charge-Offs	of Loans	Loans	Assets
Q1 2011	$19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%
Q2 2010	17,246	19,181	3.58%	0.92%	4.01%
Q1 2010	20,910	20,237	3.58%	1.53%	4.19%
Q4 2009	36,713	19,116	3.52%	2.15%	4.13%
Q3 2009	47,050	19,094	3.14%	1.09%	4.10%
Q2 2009	25,140	11,543	2.41%	1.55%	3.06%
The current quarter provision for loan loss expense was $19.5 million, a decrease of $7.9 million from the prior quarter and a decrease of $1.4 million from the first quarter in 2010. Net charged-off loans for the current quarter were $15.8 million compared to $24.5 million for the prior quarter and $20.2 million for the first quarter in 2010.
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
Additional Management’s Discussion and Analysis
Loan Portfolio
The following tables summarize selected information by bank and regulatory classification on the Company’s loan portfolio.

	Loans Receivable by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10
Glacier	$829,571	857,177	911,668	-3%	-9%
Mountain West	754,491	788,028	918,668	-4%	-18%
First Security	557,986	567,303	579,529	-2%	-4%
Western	274,142	295,613	306,725	-7%	-11%
1st Bank	261,067	264,513	283,296	-1%	-8%
Valley	182,395	179,005	182,649	2%	0%
Big Sky	246,452	246,337	261,757	0%	-6%
First National	138,178	141,827	147,406	-3%	-6%
Citizens	155,379	160,416	159,750	-3%	-3%
First Bank-MT	110,025	109,309	115,425	1%	-5%
San Juans	141,113	143,574	148,488	-2%	-5%
Eliminations	(3,813)	(3,813)	—	0%	n/m

Total	$3,646,986	3,749,289	4,015,361	-3%	-9%

	Land, Lot and Other Construction Loans by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10
Glacier	$133,164	148,319	160,171	-10%	-17%
Mountain West	130,074	147,991	206,953	-12%	-37%
First Security	56,873	72,409	81,068	-21%	-30%
Western	28,748	29,535	30,893	-3%	-7%
1st Bank	31,438	29,714	30,272	6%	4%
Valley	15,234	12,816	14,204	19%	7%
Big Sky	55,369	53,648	64,484	3%	-14%
First National	10,615	12,341	10,635	-14%	0%
Citizens	9,491	12,187	13,168	-22%	-28%
First Bank-MT	818	830	982	-1%	-17%
San Juans	27,894	30,187	36,152	-8%	-23%

Total	$499,718	549,977	648,982	-9%	-23%

	Land, Lot and Other Construction Loans by Bank, by Type at 03/31/11
		Consumer		Developed	Commercial
	Land	Land or	Unimproved	Lots for	Developed	Other
(Dollars in thousands)	Development	Lot	Land	Operative Builders	Lot	Construction
Glacier	$62,671	26,922	28,275	8,480	5,756	1,060
Mountain West	32,954	57,860	8,554	14,865	4,301	11,540
First Security	25,094	6,327	18,654	4,016	495	2,287
Western	13,418	4,964	3,469	589	1,769	4,539
1st Bank	6,734	9,183	3,423	276	2,211	9,611
Valley	2,311	4,899	1,234	—	3,356	3,434
Big Sky	21,541	15,140	9,137	979	2,573	5,999
First National	1,867	3,900	1,620	293	602	2,333
Citizens	2,384	1,257	2,384	45	680	2,741
First Bank-MT	—	78	461	—	—	279
San Juans	3,160	14,355	2,023	—	7,591	765

Total	$172,134	144,885	79,234	29,543	29,334	44,588

The following tables summarize selected information by bank and regulatory classification on the Company’s loan portfolio.

						Custom &
	Residential Construction Loans by Bank, by Type			% Change	% Change	Owner	Pre-Sold
	Balance	Balance	Balance	from	from	Occupied	& Spec
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10	03/31/11	03/31/11
Glacier	$28,090	34,526	53,824	-19%	-48%	$6,703	21,387
Mountain West	18,712	21,375	43,725	-12%	-57%	8,153	10,559
First Security	8,967	10,123	17,321	-11%	-48%	4,013	4,954
Western	877	1,350	3,196	-35%	-73%	460	417
1st Bank	4,437	6,611	14,914	-33%	-70%	2,631	1,806
Valley	3,825	4,950	5,109	-23%	-25%	3,000	825
Big Sky	11,745	11,004	17,608	7%	-33%	634	11,111
First National	1,726	1,958	2,583	-12%	-33%	1,340	386
Citizens	8,799	9,441	11,553	-7%	-24%	4,577	4,222
First Bank-MT	749	502	265	49%	183%	599	150
San Juans	5,731	7,018	6,957	-18%	-18%	5,731	—

Total	$93,658	108,858	177,055	-14%	-47%	$37,841	55,817

	Single Family Residential Loans by Bank, by Type			% Change	% Change	1st	Junior
	Balance	Balance	Balance	from	from	Lien	Lien
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10	03/31/11	03/31/11
Glacier	$173,946	187,683	194,253	-7%	-10%	$152,466	21,480
Mountain West	253,094	282,429	284,456	-10%	-11%	215,455	37,639
First Security	87,441	92,011	84,665	-5%	3%	73,552	13,889
Western	34,881	42,070	43,413	-17%	-20%	32,809	2,072
1st Bank	57,089	59,337	60,576	-4%	-6%	52,532	4,557
Valley	56,349	60,085	64,268	-6%	-12%	46,160	10,189
Big Sky	30,794	32,496	32,715	-5%	-6%	27,839	2,955
First National	13,229	13,948	17,580	-5%	-25%	10,204	3,025
Citizens	13,959	19,885	21,020	-30%	-34%	12,426	1,533
First Bank-MT	8,295	8,618	9,902	-4%	-16%	7,235	1,060
San Juans	30,301	29,124	30,804	4%	-2%	28,802	1,499

Total	$759,378	827,686	843,652	-8%	-10%	$659,480	99,898

	Commercial Real Estate Loans by Bank, by Type			% Change	% Change	Owner	Non-Owner
	Balance	Balance	Balance	from	from	Occupied	Occupied
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10	03/31/11	03/31/11
Glacier	$219,656	224,215	230,338	-2%	-5%	$113,522	106,134
Mountain West	205,842	206,732	231,804	0%	-11%	125,792	80,050
First Security	241,817	227,662	225,168	6%	7%	163,002	78,815
Western	103,719	103,443	105,358	0%	-2%	57,683	46,036
1st Bank	55,585	58,353	64,363	-5%	-14%	40,961	14,624
Valley	51,467	50,325	49,601	2%	4%	32,935	18,532
Big Sky	87,305	88,135	87,446	-1%	0%	54,935	32,370
First National	26,435	27,609	25,706	-4%	3%	19,784	6,651
Citizens	59,861	61,737	57,733	-3%	4%	38,234	21,627
First Bank-MT	17,229	17,492	18,367	-2%	-6%	9,692	7,537
San Juans	50,747	50,066	48,166	1%	5%	28,944	21,803

Total	$1,119,663	1,115,769	1,144,050	0%	-2%	$685,484	434,179

The following tables summarize selected information by bank and regulatory classification on the Company’s loan portfolio.

	Consumer Loans by Bank, by Type			% Change	% Change	Home Equity	Other
	Balance	Balance	Balance	from	from	Line of Credit	Consumer
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	12/31/10	03/31/10	03/31/11	03/31/11
Glacier	$144,537	150,082	163,345	-4%	-12%	$130,762	13,775
Mountain West	68,358	70,304	72,329	-3%	-5%	60,223	8,135
First Security	69,214	71,677	76,276	-3%	-9%	45,042	24,172
Western	41,338	43,081	47,836	-4%	-14%	29,355	11,983
1st Bank	38,700	40,021	42,953	-3%	-10%	15,872	22,828
Valley	23,444	23,745	25,105	-1%	-7%	14,383	9,061
Big Sky	27,119	27,733	28,054	-2%	-3%	24,304	2,815
First National	24,018	24,217	25,810	-1%	-7%	14,750	9,268
Citizens	28,961	29,040	30,314	0%	-4%	23,296	5,665
First Bank-MT	7,538	8,005	7,896	-6%	-5%	3,763	3,775
San Juans	14,221	14,848	15,359	-4%	-7%	13,199	1,022

Total	$487,448	502,753	535,277	-3%	-9%	$374,949	112,499

n/m — not measurable
Non-performing Assets
The following tables summarize information regarding non-performing assets at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	March 31,	December 31,	March 31,
(Unaudited-Dollars in thousands)	2011	2010	2010
Non-accrual loans
Residential real estate	$16,949	23,095	23,287
Commercial	151,290	161,136	167,831
Consumer and other	10,163	8,274	7,051

Total	178,402	192,505	198,169
Accruing loans 90 days or more overdue
Residential real estate	191	506	304
Commercial	3,550	3,051	7,943
Consumer and other	2,837	974	2,242

Total	6,578	4,531	10,489
Other real estate owned	82,594	73,485	59,481

Total non-performing loans and real estate and other assets owned	$267,574	270,521	268,139

Allowance for loan and lease losses as a percentage of non-performing loans	76%	70%	69%
Non-performing assets as a percentage of total subsidiary assets	3.78%	3.91%	4.19%

Accruing loans 30-89 days overdue	$52,402	45,497	61,255

Interest income [1]	$2,471	10,987	2,831

1	Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2011, year ended December 31, 2010 and three months ended March 31, 2010 had such loans performed pursuant to contractual terms.

The following tables summarize selected information by bank and regulatory classification on the Company’s loan portfolio.

				Non-	Accruing	Other
	Non-performing Assets, by Loan Type			Accruing	Loans 90 Days	Real Estate
	Balance	Balance	Balance	Loans	or More Overdue	Owned
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	03/31/11	03/31/11	03/31/11
Custom and owner occupied construction	$2,362	2,575	1,842	1,439	—	923
Pre-sold and spec construction	12,410	16,071	30,339	4,632	—	7,778
Land development	82,465	83,989	76,254	54,434	122	27,909
Consumer land or lots	12,763	12,543	12,245	6,802	651	5,310
Unimproved land	42,755	44,116	38,585	23,361	759	18,635
Developed lots for operative builders	7,079	7,429	11,626	2,823	—	4,256
Commercial lots	2,630	3,110	1,705	787	—	1,843
Other construction	4,302	3,837	3,485	4,302	—	—
Commercial real estate	35,798	36,978	35,222	26,705	1,103	7,990
Commercial and industrial	17,577	13,127	13,055	16,314	258	1,005
Agriculture loans	7,112	5,253	5,293	6,595	112	405
Municipal loans	—	—	4,495	—	—	—
1-4 family	32,904	34,791	25,151	24,846	3,447	4,611
Home equity lines of credit	5,697	4,805	7,083	4,994	84	619
Consumer	641	446	850	368	42	231
Other	1,079	1,451	909	—	—	1,079

Total	$267,574	270,521	268,139	178,402	6,578	82,594

					Non-Accrual &
	Accruing 30-89 Days Delinquent Loans and			Accruing	Accruing Loans	Other
	Non-Performing Assets, by Bank			30-89 Days	90 Days or	Real Estate
	Balance	Balance	Balance	Overdue	More Overdue	Owned
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	03/31/11	03/31/11	03/31/11
Glacier	$82,529	75,869	92,315	19,808	55,133	7,588
Mountain West	82,852	83,872	94,952	14,020	52,565	16,267
First Security	58,289	59,770	57,775	9,955	34,244	14,090
Western	9,739	11,237	8,427	1,134	4,974	3,631
1st Bank	22,306	16,686	21,244	3,468	11,274	7,564
Valley	2,145	1,900	2,123	687	1,331	127
Big Sky	20,785	21,739	34,090	1,003	11,552	8,230
First National	9,539	9,901	9,009	892	7,319	1,328
Citizens	6,345	8,000	5,909	976	3,555	1,814
First Bank — MT	219	553	1,394	168	51	—
San Juans	5,297	6,549	2,156	291	2,982	2,024
GORE	19,931	19,942	—	—	—	19,931

Total	$319,976	316,018	329,394	52,402	184,980	82,594

Non-performing assets as a percentage of the total subsidiary assets at March 31, 2011 were 3.78 percent, down from 3.91 percent at December 31, 2010 and down from 4.19 percent at March 31, 2010. The allowance for loan and lease losses (“ALLL” or “allowance”) was 76 percent of non-performing loans at March 31, 2011, an increase from 70 percent for the prior quarter end and from 69 percent at March 31, 2010. Most of the Company’s non-performing assets are secured by real estate and, based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-

active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.
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
The Company also takes into account (1) the Company’s experience with whether the appraised values of impaired collateral-dependent loans are actually realized, and (2) the timing of cash flows expected to be received from the underlying collateral to the extent such timing is significantly different than anticipated in the most recent appraisal.
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
When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $218.7 million and $225.1 million as of March 31, 2011 and December 31, 2010, respectively. The ALLL includes valuation allowances of $15.4 million and $16.9 million specific to impaired loans as of March 31, 2011 and December 31, 2010, respectively. Of the total impaired loans at March 31, 2011, there were 40 commercial real estate and other commercial loans, each exceeding $1 million, such loans aggregating $105.6 million, or 48 percent, of the impaired loans. The 40 loans were collateralized by 164 percent of the loan value, the majority of which had appraisals (new or updated) in 2010, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2011, there were 244 loans aggregating to $130.2 million, or 59 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $24.0 million. Of these loans, there were charge-offs of $10.7 million during the first quarter of 2011.
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

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company’s TDR loans are considered impaired loans of which the majority are designated as nonaccrual. The Company does not have any commercial TDR loans as of March 31, 2011 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company had TDR loans of $62.4 million as of March 31, 2011 of which $36.7 million were on non-accrual status. The Company has TDR loans of $16.4 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $29.2 million in other loans that are on accrual status.
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
For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at March 31, 2011. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at March 31, 2011. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans; instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.
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
The Company had loans of $121.3 million and $141.1 million with remaining interest reserves of $629 thousand and $879 thousand as of March 31, 2011 and December 31, 2010, respectively.
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
The Company considers the ALLL balance of $141 million adequate to cover inherent losses in the loan and lease portfolios as of March 31, 2011. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II, ITEM 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL:

	March 31, 2011		December 31, 2010		March 31, 2010
	Allowance	Percent	Allowance	Percent	Allowance	Percent
	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in
(Unaudited — Dollars in thousands)	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category
Residential real estate	$17,004	14.9%	20,957	16.9%	13,363	19.3%
Commercial real estate	80,098	48.3%	76,147	47.9%	66,929	46.2%
Other commercial	20,960	17.6%	19,932	17.4%	40,186	17.6%
Home equity	14,206	12.9%	13,334	12.9%	13,431	12.1%
Other consumer	8,561	6.3%	6,737	4.9%	9,691	4.8%

Totals	$140,829	100.0%	137,107	100.0%	143,600	100.0%

The following tables summarize the ALLL experience at the dates indicated, including breakouts by regulatory and bank subsidiary classification:

	Three Months ended	Year ended	Three Months ended
	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2011	2010	2010
Balance at beginning of period	$137,107	142,927	142,927
Charge-offs
Residential real estate	(5,281)	(16,575)	(2,830)
Commercial loans	(10,098)	(69,595)	(17,229)
Consumer and other loans	(1,125)	(7,780)	(1,418)

Total charge-offs	(16,504)	(93,950)	(21,477)

Recoveries
Residential real estate	95	749	9
Commercial loans	439	2,203	1,165
Consumer and other loans	192	485	66

Total recoveries	726	3,437	1,240

Charge-offs, net of recoveries	(15,778)	(90,513)	(20,237)
Provision for loan losses	19,500	84,693	20,910

Balance at end of period	$140,829	137,107	143,600

Allowance for loan and lease losses as a percentage of total loan and leases	3.86%	3.66%	3.58%
Net charge-offs as a percentage of total loans	0.43%	2.41%	0.50%

					Provision for
				Provision for	the Year-to-Date	ALLL
	Allowance for Loan and Lease Losses			Year-to-Date	Ended 03/31/11	as a Percent
	Balance	Balance	Balance	Ended	Over Net	of Loans
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	03/31/11	Charge-Offs	03/31/11
Glacier	$35,904	34,701	37,618	5,850	1.3	4.33%
Mountain West	35,380	35,064	35,858	7,500	1.0	4.69%
First Security	20,072	19,046	18,913	3,300	1.5	3.60%
Western	7,603	7,606	8,737	300	1.0	2.77%
1st Bank	11,411	10,467	11,310	1,000	17.9	4.37%
Valley	4,588	4,651	4,634	—	—	2.52%
Big Sky	10,551	9,963	11,144	650	10.5	4.28%
First National	2,312	2,527	2,212	—	—	1.67%
Citizens	5,501	5,502	5,554	700	1.0	3.54%
First Bank — MT	3,018	3,020	2,965	—	—	2.74%
San Juans	4,489	4,560	4,655	200	0.7	3.18%

Total	$140,829	137,107	143,600	19,500	1.2	3.86%

	Net Charge-Offs, Year-to-Date Period Ending, By Bank
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	03/31/11	03/31/11
Glacier	$4,647	24,327	10,560	4,718	71
Mountain West	7,183	47,487	5,693	7,434	251
First Security	2,274	7,296	1,629	2,336	62
Western	303	2,106	325	363	60
1st Bank	56	2,578	335	253	197
Valley	63	216	33	71	8
Big Sky	62	4,048	1,192	95	33
First National	216	605	237	221	5
Citizens	701	1,363	61	740	39
First Bank-MT	2	149	104	2	—
San Juans	271	338	68	271	—

Total	$15,778	90,513	20,237	16,504	726

	Net Charge-Offs (Recoveries), Year-to-Date
	Period Ending, By Loan Type
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	03/31/11	12/31/10	03/31/10	03/31/11	03/31/11
Residential construction	$2,832	7,147	853	2,852	20
Land, lot and other construction	7,434	51,580	12,090	7,572	138
Commercial real estate	890	10,181	1,532	1,046	156
Commercial and industrial	1,344	5,612	2,459	1,480	136
1-4 family	2,924	9,897	2,517	3,035	111
Home equity lines of credit	285	4,496	614	337	52
Consumer	31	951	188	135	104
Other	38	649	(16)	47	9

Total	$15,778	90,513	20,237	16,504	726

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. As of March 31, 2011, December 31, 2010 and March 31, 2010, the Company’s allowance consisted of the following components:

	March 31,	December 31,	March 31,
(Unaudited — Dollars in thousands)	2011	2010	2010
Specific allowance	$15,402	16,871	17,036
General allowance	125,427	120,236	126,564

Total allowance	$140,829	137,107	143,600

Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan and lease portfolio. For the quarter ended March 31, 2011 and throughout 2010, the Company believes the allowance is commensurate with the risk in the Company’s loan and lease portfolio and is directionally consistent with the change in the quality of the Company’s loan and lease portfolio as determined at each bank subsidiary.
In total, the ALLL has decreased $2.8 million, or 1.9 percent, from a year ago. The ALLL of $141 million is 3.86 percent of total loans outstanding at March 31, 2011, up from 3.66 percent of total loans at year end 2010, and up from 3.58 percent of total loans at prior year first quarter end. While the overall amount of the ALLL has decreased from a year ago, the increase in the ALLL as a percent of loans is the result of a continuing overall upward increase in environmental factors upon each bank subsidiary’s historical loss experience. Despite the upward increase in environmental factors upon each bank subsidiary’s historical loss experience, the general allocation of the Company’s allowance decreased by $1.1 million due to the decrease of $368 million, or 9 percent, in total loans at March 31, 2011 compared to the prior year first quarter end.
During the first quarter of 2011, the overall total of the ALLL increased by $3.7 million, the net result of a $1.5 million decrease in the specific allocation and a $5.2 million increase in the general allocation of the allowance. The increase in the general allocation during the current quarter is due to an increase in the bank subsidiaries’ overall historical loss experience during the quarter although total loans decreased by $102 million during the quarter.
Presented below are select aggregated statistics that were also considered when determining the adequacy of the Company’s ALLL at March 31, 2011:
Positive Trends

•	The provision for loan losses in the first quarter of 2011 was $19.5 million, a decrease of $7.9 million from the prior quarter.

•	Charge-offs, net of recoveries, in the first quarter of 2011 were $15.8 million, a decrease of $8.7 million from the prior quarter.

•	Non-accrual construction loans (i.e., residential construction and land, lot and other construction) were $98.6 million, or 55 percent, of the $178.4 million of non-accrual loans at March 31, 2011, a reduction of $19.1 million during the current quarter. Non-accrual construction loans at year end 2010 accounted for 61 percent of the $192.5 million of non-accrual loans.

•	The allowance as a percent of non-performing loans at March 31, 2011 was 76 percent versus 70 percent at year end 2010.

•	Non-performing loans as a percent of total loans decreased to 5.07 percent during the first quarter of 2011 as compared to 5.26 percent at year end 2010.

Negative Trends

•	Net charge-offs of construction loans were $10.3 million, or 66 percent, of the $15.8 million of net charge-offs during the current quarter compared to net charge-offs of construction loans of $13.7 million, or 56 percent, of the $24.5 million of net charge-offs in fourth quarter 2010.

•	Impaired loans as a percent of total loans were 6 percent at March 31, 2011, the same percent at year end 2010.

•	Early stage delinquencies (accruing loans 30-89 days past due) increased to $52.4 million at quarter end from $45.5 million at year end 2010.
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
Though stabilized, the soft economic conditions during much of 2010 continued in the current quarter, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan and lease portfolios, among other factors. While the national unemployment rate increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009, dropping to 9.4 percent at year end 2010 and 8.8 percent at March 31, 2011, the unemployment rates for the states in which the community bank subsidiaries conduct operations were significantly lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly. Concurrently, prices for oil have held strong, while prices for natural gas remain below the exceptionally high price levels of 2008. The decline in the cost of living, as reflected in CPI measures, helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economy influences over both a short-term and long-term horizon.
The specific allowance allocation of $15.4 million pertains to total impaired loans of $218.7 million. Included in the impaired loans is $157.6 million of loans which have no specific allowance allocation since the fair value of collateral-dependent loans or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is higher than the carrying value of such impaired loans. In determining the need for a specific allowance allocation on impaired loans, the effects of decreases in the fair value of the underlying collateral were considered.
In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated costs to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 16 percent of the Company’s total loan portfolio and account for 55 percent of the Company’s non-accrual loans at March 31, 2011. Collateral securing construction loans include residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise, Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of construction loans exceeding 5 percent of the Company’s total loan portfolio.
As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $98.6 million of non-accrual construction loans at March 31, 2011. The Company had $117.7 million of non-accrual construction loans at December 31, 2010, a decrease of $19.1 million, or 16 percent. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Mountain West	33 percent	Northern Idaho and Boise and Sun Valley, Idaho
Glacier	32 percent	Western Montana
First Security	17 percent	Western Montana
Big Sky	10 percent	Western Montana
Residential non-accrual construction loans are 6 percent of the total construction loans on non-accrual status as of March 31, 2011. Unimproved land and land development loans collectively account for the bulk of the non-accrual commercial construction loans at each of the four bank subsidiaries. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of the four bank subsidiaries are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.
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
Equity securities owned at March 31, 2011 primarily consisted of stock issued by the FHLB of Seattle, FHLB of Topeka and the FRB, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc. The fair value of other equity securities in an unrealized loss position was $8 thousand, with unrealized losses of $4 thousand or 44 percent of fair value, at March 31, 2011.

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
Based on the analysis of its impaired equity securities as of March 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.
The Company believes that macroeconomic conditions occurring the first three months of 2011 and in 2010 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).
In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.
The Company sold 7 debt securities during the first three months of 2011, including 3 sold at a realized gain of $184 thousand and 4 sold at a realized loss of $60 thousand resulting in a net realized gain of $124 thousand. Debt securities sold during 2010, included 119 securities of which 108 were sold at a realized gain of $7.8 million and 11 were sold at a realized loss of $3.0 million. Of the securities sold at a realized loss, none had previously been subject to an other-than-temporary impairment charge, and none were subject to an expectation or requirement to sell. With respect to its impaired debt securities at March 31, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.
As of March 31, 2011, there were 556 investments in an unrealized loss position of which 554 were debt securities and 2 were equity securities. With respect to the 554 debt securities, state and local government securities have the largest unrealized loss. The fair value of the residential mortgage-backed securities, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $341.2 million at March 31, 2011 of which $115.9 million was purchased during 2011, the remainder of which had a fair market value of $225.3 million at March 31, 2011. For the securities purchased in 2011, there has been an unrealized loss of $688 thousand since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss increased from .89 percent of fair value at December 31, 2010 to 1.07 percent of fair value at March 31, 2011. The fair value of Collateralized Debt Obligation (“CDO”) securities in an unrealized loss position is $7.1 million, with unrealized losses of $4.1 million at March 31, 2011; the unrealized loss decreased from 69.48 percent of fair value at December 31, 2010 to 58 percent of fair value at March 31, 2011. The fair value of state and local government securities in an unrealized loss position were $338.6 million at March 31, 2011 of which $21.2 million was purchased during 2011, the remainder of which had a fair market value of $317.4 million at December 31, 2010. For the securities purchased in 2011, there has been an unrealized loss of $291 thousand since purchase. Of the remaining state and local government securities in a loss position, the unrealized loss decreased from 4.68 percent of fair value at December 31, 2010 to 4.35 percent of fair value at March 31, 2011. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

		Number of	Number of
	Unrealized	Debt	Equity
(Dollars in thousands)	Loss	Securities	Securities
Greater than 40.0%	$4,106	6	1
30.1% to 40.0%	—	—	—
20.1% to 30.0%	290	1	—
15.1% to 20.0%	731	3	—
10.1% to 15.0%	863	6	—
5.1% to 10.0%	8,006	116	1
0.1% to 5.0%	7,388	422	—

Total	$21,384	554	2

With respect to the duration of the impaired debt securities, the Company identified 35 securities which have been continuously impaired for the twelve months ending March 31, 2011. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. Of the 35 securities, 18 are state and local tax-exempt securities with an unrealized loss of $1.8 million, the most notable of which had an unrealized loss of $522 thousand. Of the 35 securities, 6 are identical CDO securities with an aggregate unrealized loss of $4.1 million, the most notable of which had an unrealized loss of $1 million.
With respect to the CDO securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s. The Senior Notes have also been rated as of March 31, 2011 by Fitch as “BBB,” such rating effective September 21, 2010. Prior to such downgrade, Fitch had rated the Senior Notes as “A.” As of March 31, 2011 and December 31, 2010, 9 of the 26 trust subsidiaries were treated by the Trustee as in default, either because of an actual default or elective deferral of interest payments on their respective obligations. As of the end of the third and second quarters of 2010, 8 of the 26 trust subsidiaries were treated by the Trustee as in default on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were treated as in default compared to 3 of the 26 trust subsidiaries treated as in default on their respective obligations as of the end of the first three quarters of 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 25.28 percent of the outstanding principle of the Senior Notes has been prepaid through March 31, 2011. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. For the first quarter of 2011 and the preceding five quarters, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of the first quarter of 2011 and at the end of each quarter of 2010 and 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at March 31, 2011 and at the end of each of the prior quarters of 2010 and 2009 was temporary, and not other-than-temporary.

Of the 35 securities temporarily impaired continuously for the three months ended March 31, 2011, 6 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $793 thousand, the most notable of which had an unrealized loss of $414 thousand. Of the 6 non-guaranteed private label whole loan mortgages, 2 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 4 are collateralized by 30-year fixed rate residential mortgages considered to be “ALT — A.” Moreover, none of the underlying mortgage collateral is considered “subprime.”
The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase. When available, the collateral loss estimates are compared against loss estimates obtained from the credit rating agencies for the CMO structure and the resulting impact upon the tranche.
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
Based on the analysis of its impaired debt securities as of March 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.
Income Tax Expense
Income tax expense for the three months ended March 31, 2011 and 2010 was $1.8 million and $2.8 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 15.2 percent and 21.5 percent, respectively. The primary reason for the low effective rate is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $6.8 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. The federal tax credit benefits were $418 thousand and $229 thousand for the three ended March 31, 2011 and March 31, 2010, respectively. The Company continues its investments in select municipal securities and various VIEs whereby the Company receives federal tax credits. For additional information on income taxes, see Note 9, Federal and State Income Taxes, in “ITEM 1. Financial Statements.”
Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest-bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin and net interest margin tax-equivalent; and 5) return on average assets and return on average equity. Non-accrual loans are included in the average balance of the loans.

	Three Months ended 03/31/11			Three Months ended 03/31/10
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets
Residential real estate loans	$601,640	8,716	5.79%	$783,177	11,833	6.04%
Commercial loans	2,411,846	33,058	5.56%	2,592,529	36,672	5.74%
Consumer and other loans	702,248	10,450	6.03%	691,190	10,640	6.24%

Total loans and loans held for sale	3,715,734	52,224	5.70%	4,066,896	59,145	5.90%
Tax-exempt investment securities [1]	583,904	6,778	4.64%	459,764	5,568	4.84%
Taxable investment securities [2]	1,936,316	9,371	1.94%	1,181,846	8,685	2.94%

Total earning assets	6,235,954	68,373	4.45%	5,708,506	73,398	2.21%

Goodwill and intangibles	156,703			159,851
Non-earning assets	284,631			268,688

Total assets	$6,677,288			$6,137,045

Liabilities
NOW accounts	$748,058	525	0.28%	$716,239	733	0.41%
Savings accounts	374,031	148	0.16%	331,676	204	0.25%
Money market demand accounts	878,391	1,106	0.51%	811,580	1,963	0.98%
Certificate accounts	1,082,083	4,483	1.68%	1,072,352	5,411	5.05%
Wholesale deposits [3]	537,008	826	0.62%	373,167	1,020	1.11%
FHLB advances	946,997	2,548	1.09%	802,000	2,311	1.17%
Securities sold under agreements to repurchase and other borrowed funds	387,060	2,033	2.13%	507,963	2,242	1.79%

Total interest bearing liabilities	4,953,628	11,669	0.96%	4,614,977	13,884	1.22%

Non-interest bearing deposits	851,900			779,998
Other liabilities	29,436			31,400

Total liabilities	5,834,964			5,426,375

Stockholders’ Equity
Common stock	719			628
Paid-in capital	643,937			513,808
Retained earnings	194,596			193,643
Accumulated other comprehensive income	3,072			2,591

Total stockholders’ equity	842,324			710,670

Total liabilities and stockholders’ equity	$6,677,288			$6,137,045

Net Interest Income		$56,704			$59,514

Net Interest Spread			3.49%			3.99%
Net Interest Margin			3.69%			4.23%
Net Interest Margin (tax-equivalent)			3.91%			4.43%

[1]	Excludes tax effect of $3,001,000 and $2,465,000 on tax-exempt investment security income for the three months ended March 31, 2011 and 2010, respectively.

[2]	Excludes tax effect of $392,000 and $312,000 on investment security tax credits for the three months ended March 31, 2011 and 2010, respectively.

[3]	Wholesale deposits include brokered deposits classified as NOW,money market demand, and CDs.

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

	Three Months ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(2,743)	(374)	(3,117)
Commercial loans	(2,556)	(1,058)	(3,614)
Consumer and other loans	170	(360)	(190)
Investment securities	7,629	(5,733)	1,896

Total interest income	2,500	(7,525)	(5,025)

Interest expense
NOW accounts	33	(241)	(208)
Savings accounts	26	(81)	(55)
Money market demand accounts	162	(1,019)	(857)
Certificate accounts	48	(978)	(930)
Wholesale deposits	448	(641)	(193)
FHLB advances	418	(181)	237
Repurchase agreements and other borrowed funds	(534)	325	(209)

Total interest expense	601	(2,816)	(2,215)

Net interest income	$1,899	(4,709)	(2,810)

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
The Banks’ primary sources of funds are deposits, receipts of principal and interest payments on loans and investment securities, proceeds from sale of loans and securities, short and long-term borrowings. In addition, the Company maintains liquidity capacity through secured and unsecured borrowing programs, brokered deposit relationships, and unencumbered securities. The following table identifies certain liquidity sources and capacity available to the Company at March 31, 2011:

March 31
(Dollars in thousands)	2011
FHLB advances
Borrowing capacity	$1,103,037
Amount utilized	(960,097)

Amount available	$142,940

FRB discount window
Borrowing capacity	$255,764
Amount utilized	—

Amount available	$255,764

Unsecured lines of credit available	$156,760

Unencumbered securities
U.S. government and federal agency	$—
U.S. government sponsored enterprises	5,054
State and local governments and other stock	809,822
Collateralized debt obligations	7,074
Residential mortgage-backed securities	1,083,080

Total unencumbered securities	$1,905,030

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
Capital Resources
Maintaining capital strength continues to be a long-term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders’ equity increased $1.7 million from year end 2010, or .2 percent, the net result of earnings of $10.3 million, an increase of $1.8 million in unrealized gains on available-for-sale securities, less cash dividend payments of $9.3 million.
The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each bank subsidiary was considered well capitalized by their respective regulator as of March 31, 2011 and December 31, 2010. There are no conditions or events since quarter end that management believes have changed the Company’s or subsidiaries’ risk-based capital category. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2011.

	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$839,889	839,889	839,889
Less:
Goodwill and intangibles	(154,434)	(154,434)	(154,434)
Net unrealized gain on AFS debt securities	(2,294)	(2,294)	(2,294)
Other adjustments	(80)	(80)	(80)
Plus:
Allowance for loan and lease losses	—	56,541	—
Subordinated debentures	124,500	124,500	124,500
Other adjustments		4

Regulatory capital	$807,581	864,126	807,581

Risk weighted assets	$4,438,902	4,438,902

Total adjusted average assets			$6,522,774

Capital as % of risk weighted assets	18.19%	19.47%	12.38%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.19%	9.47%

Dividend payments were $0.13 per share for the period ended March 31, 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,915,073 has been issued as of March 31, 2011. The Company’s capacity to issue additional shares has been demonstrated with the most recent stock issuances in 2010 and 2008, although no assurances can be made that future stock issuances would be as successful. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.
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
Commitments
In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest aggregate amount of which are FHLB advances.
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
In April 2011, FASB issued an amendment to FASB ASC Topic 310, Receivables. The amendments in this Update provide additional guidance or clarification regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist 1) the restructuring constitutes a concession 2) the debtor is experiencing financial difficulties. The amendment provides further guidance as to when the creditor has granted a concession and the debtor is experiencing financial difficulties. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the information relating to troubled debt restructurings which was deferred in January 2011 by Accounting Standards Update No. 2011-01, Topic 310, Receivables (Topic 310), for interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
The Company believes that there have not been any material changes in information about the Company’s market risk than was provided in the Form 10-K report for the year ended December 31, 2010.
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
Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2011, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2010 and the first quarter of 2011. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.
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
Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. An impairment of goodwill could have a material adverse affect on the Company’s business, financial condition and results of operations. Furthermore, an impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not Applicable
     (b) Not Applicable
     (c) Not Applicable
ITEM 3. Defaults upon Senior Securities
     (a) Not Applicable
     (b) Not Applicable
ITEM 5. Other Information
     (a) Not Applicable
     (b) Not Applicable
ITEM 6. Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 101	—	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
May 10, 2011	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

May 10, 2011	/s/ Ron J. Copher
Ron J. Copher
Senior Vice President/CFO