Form 10-Q
period 2011-06-30
GLACIER BANCORP INC
filed 2011-08-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of shares of Registrant’s common stock outstanding on July 22, 2011 was 71,915,073. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
Quarterly Report on Form 10-Q
Index

Page
Part I. Financial Information
Item 1 — Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition — June 30, 2011 and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Operations — Three and Six Months ended June 30, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Year ended December 31, 2010 and Six Months ended June 30, 2011	5
Unaudited Condensed Consolidated Statements of Cash Flows — Six Months ended June 30, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 — Quantitative and Qualitative Disclosure about Market Risk	57
Item 4 — Controls and Procedures	57
Part II. Other Information	58
Item 1 — Legal Proceedings	58
Item 1A — Risk Factors	58
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3 — Defaults upon Senior Securities	64
Item 5 — Other Information	64
Item 6 — Exhibits	65
Signatures	65
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010

Assets
Cash on hand and in banks	$94,890	71,465
Interest bearing cash deposits	34,151	33,626

Cash and cash equivalents	129,041	105,091

Investment securities, available-for-sale	2,784,415	2,395,847
Loans held for sale	35,440	76,213

Loans receivable	3,601,811	3,749,289
Allowance for loan and lease losses	(139,795)	(137,107)

Loans receivable, net	3,462,016	3,612,182

Premises and equipment, net	154,410	152,492
Other real estate owned	99,585	73,485
Accrued interest receivable	35,229	30,246
Deferred tax asset	23,548	40,284
Core deposit intangible, net	9,440	10,757
Goodwill	146,259	146,259
Non-marketable equity securities	50,762	65,040
Other assets	48,175	51,391

Total assets	$6,978,320	6,759,287

Liabilities
Non-interest bearing deposits	$916,887	855,829
Interest bearing deposits	3,787,912	3,666,073
Federal Home Loan Bank advances	925,061	965,141
Securities sold under agreements to repurchase	251,303	249,403
Federal funds purchased	48,000	—
Other borrowed funds	14,799	20,005
Accrued interest payable	6,261	7,245
Subordinated debentures	125,203	125,132
Other liabilities	38,122	32,255

Total liabilities	6,113,548	5,921,083

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	642,878	643,894
Retained earnings — substantially restricted	196,536	193,063
Accumulated other comprehensive income	24,639	528

Total stockholders’ equity	864,772	838,204

Total liabilities and stockholders’ equity	$6,978,320	6,759,287

Number of common stock shares issued and outstanding	71,915,073	71,915,073
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Interest Income
Residential real estate loans	$8,156	11,421	16,872	23,254
Commercial loans	32,977	37,003	66,035	73,675
Consumer and other loans	10,211	10,720	20,661	21,360
Investment securities	20,218	14,674	36,367	28,927

Total interest income	71,562	73,818	139,935	147,216

Interest Expense
Deposits	6,584	9,222	13,672	18,553
Federal Home Loan Bank advances	3,093	2,454	5,641	4,765
Securities sold under agreements to repurchase	319	399	676	815
Subordinated debentures	1,273	1,648	2,916	3,284
Other borrowed funds	62	26	95	216

Total interest expense	11,331	13,749	23,000	27,633

Net Interest Income	60,231	60,069	116,935	119,583
Provision for loan losses	19,150	17,246	38,650	38,156

Net interest income after provision for loan losses	41,081	42,823	78,285	81,427

Non-Interest Income
Service charges and other fees	11,330	10,641	21,538	20,161
Miscellaneous loan fees and charges	928	1,259	1,905	2,385
Gain on sale of loans	4,291	6,133	8,985	10,024
(Loss) gain on sale of investments	(591)	242	(467)	556
Other income	1,893	3,143	3,285	4,475

Total non-interest income	17,851	21,418	35,246	37,601

Non-Interest Expense
Compensation, employee benefits and related expense	21,170	21,652	42,773	43,008
Occupancy and equipment expense	5,728	5,988	11,682	11,936
Advertising and promotions	1,635	1,644	3,119	3,236
Outsourced data processing expense	791	761	1,564	1,455
Core deposit intangibles amortization	590	801	1,317	1,621
Other real estate owned expense	5,062	7,373	7,161	9,691
Federal Deposit Insurance Corporation premiums	2,197	2,165	4,521	4,365
Other expense	9,047	7,852	16,559	14,885

Total non-interest expense	46,220	48,236	88,696	90,197

Earnings Before Income Taxes	12,712	16,005	24,835	28,831

Federal and state income tax expense	826	2,783	2,664	5,539

Net Earnings	$11,886	13,222	22,171	23,292

Basic earnings per share	$0.17	0.19	0.31	0.35
Diluted earnings per share	$0.17	0.19	0.31	0.35
Dividends declared per share	$0.13	0.13	0.26	0.26
Average outstanding shares — basic	71,915,073	71,913,102	71,915,073	67,363,476
Average outstanding shares — diluted	71,915,073	71,914,894	71,915,073	67,364,377
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Year ended December 31, 2010 and Six Months ended June 30, 2011

				Retained	Accumulated	Total
				Earnings	Other Comp-	Stock-
	Common Stock		Paid-in	Substantially	rehensive	holders’
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	(Loss) Income	Equity

Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net earnings	—	—	—	42,330	—	42,330
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	876	876

Total comprehensive income						43,206

Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock options exercised	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock based compensation and related taxes	—	—	850	—	—	850

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204

Comprehensive income:
Net earnings	—	—	—	22,171	—	22,171
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	24,111	24,111

Total comprehensive income						46,282

Cash dividends declared ($0.26 per share)	—	—	—	(18,698)	—	(18,698)
Stock based compensation and related taxes	—	—	(1,016)	—	—	(1,016)

Balance at June 30, 2011	71,915,073	$719	642,878	196,536	24,639	864,772

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30
(Dollars in thousands)	2011	2010

Operating Activities
Net cash provided by operating activities	$135,267	96,450

Investing Activities
Proceeds from sales, maturities and prepayments of investments available-for-sale	429,256	244,484
Purchases of investments available-for-sale	(796,155)	(469,030)
Principal collected on loans	459,488	427,901
Loans originated or acquired	(397,174)	(416,715)
Net decrease (increase) of non-marketable equity securities	14,278	(1,729)
Proceeds from sale of other real estate owned	17,443	25,722
Net addition of premises and equipment and other real estate owned	(7,337)	(9,003)

Net cash used in investment activities	(280,201)	(198,370)

Financing Activities
Net increase in deposits	182,897	409,964
Net decrease in Federal Home Loan Bank advances	(40,080)	(260,385)
Net increase in securities sold under repurchase agreements	1,900	11,891
Net decrease in Federal Reserve Bank discount window	—	(225,000)
Net increase (decrease) in federal funds purchased and other borrowed funds	42,865	(3,610)
Cash dividends paid	(18,698)	(18,697)
Deficiencies in benefits related to the exercise of stock options	—	(4)
Proceeds from exercise of stock options and other stock issued	—	145,654

Net cash provided by financing activities	168,884	59,813

Net increase (decrease) in cash and cash equivalents	23,950	(42,107)
Cash and cash equivalents at beginning of period	105,091	210,575

Cash and cash equivalents at end of period	$129,041	168,468

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$23,985	27,262
Cash paid during the period for income taxes	3,681	8,061
Sale and refinancing of other real estate owned	$2,521	6,320
Other real estate acquired in settlement of loans	49,570	45,888
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Glacier Bancorp, Inc.’s (the “Company”) financial condition as of June 30, 2011, stockholders’ equity and comprehensive income for the six months ended June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The condensed consolidated statement of financial condition and statement of stockholders’ equity and comprehensive income of the Company as of and for the year ended December 31, 2010 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to business combinations are determined based on internal calculations using significant independent party inputs and independent party valuations.

2)	Organizational Structure

The Company is a Montana corporation headquartered in Kalispell, Montana. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries (collectively referred to hereafter as the “Banks”). The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

As of June 30, 2011, the Company is the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Valley Bank of Helena (“Valley”), Big Sky Western Bank (“Big Sky”), and First Bank of Montana (“First Bank-MT”), all located in Montana; Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho; 1st Bank (“1st Bank”) and First Bank of Wyoming, formerly First National Bank & Trust, (“First Bank-WY”) located in Wyoming; and Bank of the San Juans (“San Juans”) located in Colorado. Effective June 30, 2011, First Bank-WY changed from a national bank charter to a State of Wyoming bank charter. All significant inter-company transactions have been eliminated in consolidation.

In 2010, the Company formed a wholly-owned subsidiary, GBCI Other Real Estate (“GORE”), to isolate certain bank foreclosed properties for legal protection and administrative purposes. The foreclosed properties were sold to GORE from bank subsidiaries at fair market value and properties remaining are currently held for sale.

The Company owns seven trust subsidiaries, Glacier Capital Trust II (“Glacier Trust II”), Glacier Capital Trust III (“Glacier Trust III”), Glacier Capital Trust IV (“Glacier Trust IV”), Citizens (ID) Statutory Trust I (“Citizens Trust I”), Bank of the San Juans Bancorporation Trust I (“San Juans Trust I”), First Company Statutory Trust 2001 (“First Co Trust 01”) and First Company Statutory Trust 2003 (“First Co Trust 03”) for the purpose of issuing trust preferred securities. The trust subsidiaries are not consolidated into the Company’s financial statements.

A variable interest entity (“VIE”) exists 1) when either the entity’s total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The VIEs should be regularly monitored to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company, however, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investments and determined that the Company is the primary beneficiary of such VIEs and has consolidated the VIEs into the bank subsidiary which holds the direct investment in the VIE. For the CDE (NMTC) and LIHTC investments, the creditors and other beneficial interest holders therein have no recourse to the general credit of the bank subsidiaries. As of June 30, 2011, the Company had investments in VIEs of $39,757,000 and $3,246,000 for the CDE (NMTC) and LIHTC partnerships, respectively. The total assets consolidated into the bank subsidiaries approximated the investments in the VIEs.

The following abbreviated organizational chart illustrates the Company’s various relationships as of June 30, 2011:

3)	Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	June 30, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$205	5	—	210

U.S. government sponsored enterprises
Maturing after one year through five years	2.31%	35,245	793	—	36,038
Maturing after five years through ten years	1.89%	83	—	—	83

	2.31%	35,328	793	—	36,121

State and local governments and other issues
Maturing within one year	4.10%	1,147	18	(3)	1,162
Maturing after one year through five years	2.44%	100,685	1,205	(1)	101,889
Maturing after five years through ten years	2.57%	68,620	1,001	(7)	69,614
Maturing after ten years	4.88%	794,825	23,731	(3,630)	814,926

	4.46%	965,277	25,955	(3,641)	987,591

Collateralized debt obligations
Maturing after ten years	8.03%	8,938	—	(2,985)	5,953

Residential mortgage-backed securities	2.29%	1,734,149	22,070	(1,679)	1,754,540

Total investment securities	3.07%	$2,743,897	48,823	(8,305)	2,784,415

	December 31, 2010
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$207	4	—	211

U.S. government sponsored enterprises
Maturing after one year through five years	2.38%	40,715	715	—	41,430
Maturing after five years through ten years	1.94%	84	—	—	84
Maturing after ten years	0.73%	4	—	—	4

	2.38%	40,803	715	—	41,518

State and local governments and other issues
Maturing within one year	4.06%	1,091	20	(5)	1,106
Maturing after one year through five years	3.70%	8,341	214	(10)	8,545
Maturing after five years through ten years	3.73%	18,675	379	(56)	18,998
Maturing after ten years	4.91%	639,364	5,281	(15,873)	628,772

	4.86%	667,471	5,894	(15,944)	657,421

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,583)	6,595

Residential mortgage-backed securities	2.23%	1,675,319	17,569	(2,786)	1,690,102

Total investment securities	3.00%	$2,394,978	24,182	(23,313)	2,395,847

Included in the residential mortgage-backed securities is $55,611,000 and $68,051,000 as of June 30, 2011 and December 31, 2010, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the constant yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax effect.

The cost of each investment sold is determined by specific identification. Gain and loss on sale of investments consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Gross proceeds	$4,074	23,265	8,208	32,323
Less amortized cost	(4,665)	(23,023)	(8,675)	(31,767)

Net (loss) gain on sale of investments	$(591)	242	(467)	556

Gross gain on sale of investments	$39	959	223	1,349
Gross loss on sale of investments	(630)	(717)	(690)	(793)

Net (loss) gain on sale of investments	$(591)	242	(467)	556

Investments with an unrealized loss position at June 30, 2011 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments and other issues	$129,535	(2,546)	13,671	(1,095)	143,206	(3,641)
Collateralized debt obligations	—	—	5,953	(2,985)	5,953	(2,985)
Residential mortgage-backed securities	164,451	(1,289)	10,930	(390)	175,381	(1,679)

Total temporarily impaired securities	$293,986	(3,835)	30,554	(4,470)	324,540	(8,305)

Investments with an unrealized loss position at December 31, 2010 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments and other issues	$365,164	(14,680)	13,122	(1,264)	378,286	(15,944)
Collateralized debt obligations	—	—	6,595	(4,583)	6,595	(4,583)
Residential mortgage-backed securities	364,925	(1,585)	19,304	(1,201)	384,229	(2,786)

Total temporarily impaired securities	$730,089	(16,265)	39,021	(7,048)	769,110	(23,313)

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

In evaluating securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired securities. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. With respect to its impaired securities at June 30, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired securities.

Based on an analysis of its impaired securities as of June 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.
4)	Loans Receivable, Net

The following schedules disclose the recorded investment in loans and ALLL on a portfolio class basis:

	Three Months ended June 30, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Balance at beginning of period	$140,829	17,004	80,098	20,960	14,206	8,561
Provision for loan losses	19,150	1,557	9,430	3,969	294	3,900
Charge-offs	(21,814)	(1,388)	(10,691)	(5,413)	(971)	(3,351)
Recoveries	1,630	239	1,048	99	96	148

Balance at end of period	$139,795	17,412	79,885	19,615	13,625	9,258

	At or for the Six Months ended June 30, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	38,650	(703)	23,697	6,607	2,415	6,634
Charge-offs	(38,318)	(3,157)	(21,319)	(7,166)	(2,303)	(4,373)
Recoveries	2,356	315	1,360	242	179	260

Balance at end of period	$139,795	17,412	79,885	19,615	13,625	9,258

Allowance for loan and lease losses
Individually evaluated for impairment	$13,895	1,606	9,431	1,480	216	1,162
Collectively evaluated for impairment	125,900	15,806	70,454	18,135	13,409	8,096

Total allowance for loan and lease losses	$139,795	17,412	79,885	19,615	13,625	9,258

Loans receivable
Individually evaluated for impairment	$208,892	24,963	146,544	23,000	9,129	5,256
Collectively evaluated for impairment	3,392,919	502,845	1,586,828	634,017	451,379	217,850

Total loans receivable	$3,601,811	527,808	1,733,372	657,017	460,508	223,106

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$16,871	2,793	10,184	2,649	504	741
Collectively evaluated for impairment	120,236	18,164	65,963	17,283	12,830	5,996

Total allowance for loan and lease losses	$137,107	20,957	76,147	19,932	13,334	6,737

Loans receivable
Individually evaluated for impairment	$225,052	29,480	165,784	21,358	6,138	2,292
Collectively evaluated for impairment	3,524,237	603,397	1,630,719	633,230	476,999	179,892

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, premiums, and discounts are included in the loan receivable balances of $4,508,000 and $6,001,000 at June 30, 2011 and December 31, 2010, respectively.

The following is a summary of activity in the ALLL:

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of the period	$140,829	143,600	137,107	142,927
Provision for loan losses	19,150	17,246	38,650	38,156
Charge-offs	(21,814)	(20,107)	(38,318)	(41,584)
Recoveries	1,630	926	2,356	2,166

Balance at end of the period	$139,795	141,665	139,795	141,665

The following schedules disclose the impaired loans by portfolio class of loans:

	At or for the Three or Six Months ended June 30, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$52,850	10,326	32,871	5,140	778	3,735
Unpaid principal balance	60,659	10,350	40,049	5,621	863	3,776
Valuation allowance	13,895	1,606	9,431	1,480	216	1,162
Average impaired loans — three months	56,996	7,531	35,989	8,299	1,278	3,899
Average impaired loans — six months	59,720	9,178	38,772	7,498	1,096	3,176

Loans without a specific valuation allowance
Recorded balance	$156,042	14,637	113,673	17,860	8,351	1,521
Unpaid principal balance	185,783	16,614	132,408	25,178	9,367	2,216
Average impaired loans — three months	156,821	14,478	116,356	16,293	8,231	1,463
Average impaired loans — six months	157,842	15,321	118,053	16,015	7,290	1,163

Totals
Recorded balance	$208,892	24,963	146,544	23,000	9,129	5,256
Unpaid principal balance	246,442	26,964	172,457	30,799	10,230	5,992
Valuation allowance	13,895	1,606	9,431	1,480	216	1,162
Average impaired loans — three months	213,817	22,009	152,345	24,592	9,509	5,362
Average impaired loans — six months	217,562	24,499	156,825	23,513	8,386	4,339

	At or for the Year ended December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$65,170	12,473	44,338	5,898	732	1,729
Unpaid principal balance	73,195	12,970	50,614	6,934	945	1,732
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	71,192	10,599	51,627	5,773	1,514	1,679

Loans without a specific valuation allowance
Recorded balance	$159,882	17,007	121,446	15,460	5,406	563
Unpaid principal balance	186,280	20,399	142,141	16,909	6,204	627
Average impaired loans	152,364	18,402	109,136	17,412	5,696	1,718

Totals
Recorded balance	$225,052	29,480	165,784	21,358	6,138	2,292
Unpaid principal balance	259,475	33,369	192,755	23,843	7,149	2,359
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	223,556	29,001	160,763	23,185	7,210	3,397
The following is a loan portfolio aging analysis on a portfolio class basis:

	June 30, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Accruing loans 30-59 days or more past due	$30,443	703	18,887	4,510	4,520	1,823
Accruing loans 60-89 days or more past due	10,708	2,968	4,427	1,294	1,283	736
Accruing loans 90 days or more past due	7,177	1,026	2,780	2,689	437	245
Non-accual loans	154,784	14,444	108,833	19,931	8,477	3,099

Total past due and non-accrual loans	203,112	19,141	134,927	28,424	14,717	5,903

Current loans receivable	3,398,699	508,667	1,598,445	628,593	445,791	217,203

Total loans receivable	$3,601,811	527,808	1,733,372	657,017	460,508	223,106

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Accruing loans 30-59 days or more past due	$36,545	13,450	11,399	6,262	3,031	2,403
Accruing loans 60-89 days or more past due	8,952	1,494	4,424	1,053	1,642	339
Accruing loans 90 days or more past due	4,531	506	731	2,320	910	64
Non-accual loans	192,505	23,095	142,334	18,802	5,431	2,843

Total past due and non-accrual loans	242,533	38,545	158,888	28,437	11,014	5,649

Current loans receivable	3,506,756	594,332	1,637,615	626,151	472,123	176,535

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

The Company considers its impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Loan impairment is measured in the same manner for each class within the loan portfolio. Interest income recognized on impaired loans for the periods ended June 30, 2011 and December 31, 2010 was not significant.

5)	Comprehensive Income

The Company’s only component of comprehensive income other than net earnings is the unrealized gain or loss, net of tax, on available-for-sale securities.

	Three Months		Six Months
	ended June 30,		ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net earnings	$11,886	13,222	22,171	23,292

Unrealized holding gains arising during the period	36,154	5,635	39,182	15,588
Tax expense	(14,169)	(2,209)	(15,355)	(6,109)

Net after tax	21,985	3,426	23,827	9,479
Reclassification adjustment for losses (gains) included in net earnings	591	(242)	467	(556)
Tax (benefit) expense	(231)	95	(183)	218

Net after tax	360	(147)	284	(338)

Net unrealized gain on securities	22,345	3,279	24,111	9,141

Total comprehensive income	$34,231	16,501	46,282	32,433

6)	Earnings Per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net earnings available to common stockholders, basic and diluted	$11,886,000	13,222,000	22,171,000	23,292,000

Average outstanding shares — basic	71,915,073	71,913,102	71,915,073	67,363,476
Add: dilutive stock options	—	1,792	—	901

Average outstanding shares — diluted	71,915,073	71,914,894	71,915,073	67,364,377

Basic earnings per share	$0.17	0.19	0.31	0.35

Diluted earnings per share	$0.17	0.19	0.31	0.35

There were 1,641,528 and 2,285,661 stock options excluded from the diluted average outstanding share calculation for the six months ended June 30, 2011 and 2010, respectively, due to the option exercise price exceeding the market price.

7)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:
Level 1 Quoted prices in active markets for identical assets or liabilities

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
The following is a description of the inputs and valuation methodologies used for financial assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the period ended June 30, 2011.
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
The following schedules disclose the major classes of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/11	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. government and federal agency	$210	—	210	—
U.S. government sponsored enterprises	36,121	—	36,121	—
State and local governments and other issues	987,591	—	987,591	—
Collateralized debt obligations	5,953	—	—	5,953
Residential mortgage-backed securities	1,754,540	—	1,754,341	199

Total financial assets	$2,784,415	—	2,778,263	6,152

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
U.S. government and federal agency	$211	—	211	—
U.S. government sponsored enterprises	41,518	—	41,518	—
State and local governments and other issues	657,421	—	657,421	—
Collateralized debt obligations	6,595	—	—	6,595
Residential mortgage-backed securities	1,690,102	—	1,689,946	156

Total financial assets	$2,395,847	—	2,389,096	6,751

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2011 and the year ended December 31, 2010.

	Significant Unobservable Inputs (Level 3)
		Collateralized	Residential
		Debt	Mortgage-backed
(Dollars in thousands)	Total	Obligations	Securities
Balance as of December 31, 2010	$6,751	6,595	156
Total unrealized gains included in other comprehensive income	1,641	1,598	43
Amortization, accretion and principal payments	(2,240)	(2,240)	—

Balance as of June 30, 2011	$6,152	5,953	199

	Significant Unobservable Inputs (Level 3)
		State and Local	Collateralized	Residential
		Governments and	Debt	Mortgage-backed
(Dollars in thousands)	Total	Other Issues	Obligations	Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains included in other comprehensive income	3,381	—	3,276	105
Amortization, accretion and principal payments	(1,510)	—	(1,510)	—
Sales, maturities and calls	(3,020)	—	(1,960)	(1,060)
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of December 31, 2010	$6,751	—	6,595	156

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the six months ended June 30, 2011.
Other real estate owned: other real estate owned is carried at the lower of fair value at acquisition date or estimated fair value, less estimated cost to sell. Estimated fair value of other real estate owned is based on appraisals or evaluations. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Collateral-dependent impaired loans, net of ALLL: loans included in the Company’s financials for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired. Estimated fair value of collateral-dependent impaired loans is based on the fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.
In determining fair values of other real estate owned and the collateral-dependent impaired loan, the Company considers the appraisal or evaluation as the starting point for determining fair value and the Company also considers other factors and events in the environment that may affect the fair value.
The following schedules disclose the major classes of assets with a recorded change during the period in the condensed consolidated financial statements resulting from re-measuring the assets at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/11	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$13,378	—	—	13,378
Collateral-dependent impaired loans, net of allowance for loan and lease losses	37,959	—	—	37,959

Total financial assets	$51,337	—	—	51,337

	Assets/	Quoted Prices	Significant
	Liabilities	in Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)
Financial assets
Other real estate owned	$17,492	—	—	17,492
Collateral-dependent impaired loans, net of allowance for loan and lease losses	47,283	—	—	47,283

Total financial assets	$64,775	—	—	64,775

The following is a description of the methods used to estimate the fair value of all other financial instruments recognized at amounts other than fair value.
Financial Assets

The estimated fair value of cash and cash equivalents and accrued interest receivable is the book value of such financial assets.
Non-marketable equity securities: fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.
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
Securities sold under agreements to repurchase (“repurchase agreements”), federal funds purchased and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.
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
The following presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$129,041	129,041	105,091	105,091
Investment securities, available-for-sale	2,784,415	2,784,415	2,395,847	2,395,847
Loans held for sale	35,440	35,440	76,213	76,213
Loans receivable, net of allowance for loan and lease losses	3,462,016	3,514,290	3,612,182	3,631,716
Accrued interest receivable	35,229	35,229	30,246	30,246
Non-marketable equity securities	50,762	50,762	65,040	65,040

Total financial assets	$6,496,903	6,549,177	6,284,619	6,304,153

Financial liabilities
Deposits	$4,704,799	4,714,635	4,521,902	4,533,974
FHLB advances	925,061	938,708	965,141	974,853
Repurchase agreements, federal funds purchased and other borrowed funds	314,102	314,104	269,408	269,414
Accrued interest payable	6,261	6,261	7,245	7,245
Subordinated debentures	125,203	69,529	125,132	70,404

Total financial liabilities	$6,075,426	6,043,237	5,888,828	5,855,890

8)	Operating Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company defines operating segments and evaluates segment performance internally based on individual bank charters, with the exception of GORE. If required, VIEs are consolidated into the operating segment which holds the direct investment in the VIE.

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

The following schedules provide selected financial data for the Company’s operating segments:

	At or for the Three Months ended June 30, 2011
		Mountain	First					First Bank-
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky	WY

External revenues	$17,936	17,682	13,510	8,851	8,089	5,471	4,753	3,850
Intersegment revenues	74	97	19	24	9	67	4	29
Expenses	(16,198)	(19,764)	(10,059)	(6,356)	(6,119)	(3,751)	(3,740)	(2,980)

Net earnings (loss)	$1,812	(1,985)	3,470	2,519	1,979	1,787	1,017	899

Total assets	$1,379,298	1,152,583	1,082,737	778,081	756,704	411,619	373,530	373,014

		First Bank-	San
	Citizens	MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$3,704	2,544	2,610	219	194	—	89,413
Intersegment revenues	12	39	42	—	16,473	(16,889)	—
Expenses	(2,980)	(1,639)	(2,393)	(801)	(4,806)	4,059	(77,527)

Net earnings (loss)	$736	944	259	(582)	11,861	(12,830)	11,886

Total assets	$317,280	243,141	226,032	20,318	1,009,907	(1,145,924)	6,978,320

	At or for the Three Months ended June 30, 2010
		Mountain	First					First Bank-
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky	WY
External revenues	$18,969	22,183	13,097	8,811	7,753	5,798	5,099	3,659
Intersegment revenues	48	19	20	123	30	40	1	14
Expenses	(16,407)	(21,759)	(10,057)	(6,686)	(6,919)	(3,921)	(4,397)	(3,180)

Net earnings (loss)	$2,610	443	3,060	2,248	864	1,917	703	493

Total assets	$1,320,555	1,200,382	932,179	610,208	644,877	368,321	366,439	295,164

		First Bank-	San
	Citizens	MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$4,608	2,472	2,688	43	56	—	95,236
Intersegment revenues	28	32	24	—	17,885	(18,264)	—
Expenses	(3,842)	(1,705)	(2,135)	(268)	(4,719)	3,981	(82,014)

Net earnings (loss)	$794	799	577	(225)	13,222	(14,283)	13,222

Total assets	$271,190	193,806	204,815	19,856	985,895	(1,118,851)	6,294,836

	At or for the Six Months ended June 30, 2011
		Mountain	First					First Bank-
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky	WY

External revenues	$35,270	35,151	26,167	17,045	15,702	10,440	9,494	7,111
Intersegment revenues	140	239	39	79	12	126	7	64
Expenses	(31,239)	(38,273)	(20,773)	(12,661)	(12,634)	(7,244)	(7,522)	(5,733)

Net earnings (loss)	$4,171	(2,883)	5,433	4,463	3,080	3,322	1,979	1,442

Total assets	$1,379,298	1,152,583	1,082,737	778,081	756,704	411,619	373,530	373,014

		First Bank-	San				Total
	Citizens	MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$7,860	4,858	5,239	249	595	—	175,181
Intersegment revenues	30	74	86	—	31,159	(32,055)	—
Expenses	(6,563)	(3,120)	(4,603)	(1,125)	(9,668)	8,148	(153,010)

Net earnings (loss)	$1,327	1,812	722	(876)	22,086	(23,907)	22,171

Total assets	$317,280	243,141	226,032	20,318	1,009,907	(1,145,924)	6,978,320

	At or for the Six Months ended June 30, 2010
		Mountain	First					First Bank-
(Dollars in thousands)	Glacier	West	Security	Western	1st Bank	Valley	Big Sky	WY

External revenues	$37,704	41,133	25,653	16,939	15,729	10,890	9,935	7,699
Intersegment revenues	96	38	38	255	121	76	1	22
Expenses	(34,142)	(40,243)	(20,217)	(13,003)	(13,420)	(7,552)	(8,901)	(6,856)

Net earnings (loss)	$3,658	928	5,474	4,191	2,430	3,414	1,035	865

Total assets	$1,320,555	1,200,382	932,179	610,208	644,877	368,321	366,439	295,164

		First Bank-	San				Total
	Citizens	MT	Juans	GORE	Parent	Eliminations	Consolidated
External revenues	$8,756	4,892	5,325	43	119	—	184,817
Intersegment revenues	28	82	24	—	32,521	(33,302)	—
Expenses	(7,412)	(3,396)	(4,596)	(268)	(9,348)	7,829	(161,525)

Net earnings (loss)	$1,372	1,578	753	(225)	23,292	(25,473)	23,292

Total assets	$271,190	193,806	204,815	19,856	985,895	(1,118,851)	6,294,836

9)	Impact of Recent Authoritative Accounting Guidance

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
In June 2011, FASB issued an amendment to FASB ASC Topic 220, Comprehensive Income. The amendments in this Update provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments are effective retrospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In May 2011, FASB issued an amendment to FASB ASC Topic 820, Fair Value Measurement. The amendments in this Update were to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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

Financial Condition Analysis
Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2010 and June 30, 2010:

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2010	2010	2010

Cash on hand and in banks	$94,890	71,465	95,603	23,425	(713)
Investment securities, interest bearing cash deposits and federal funds sold	2,818,566	2,429,473	1,751,188	389,093	1,067,378
Loans receivable
Residential real estate	527,808	632,877	691,079	(105,069)	(163,271)
Commercial	2,390,388	2,451,091	2,570,140	(60,703)	(179,752)
Consumer and other	683,615	665,321	697,743	18,294	(14,128)

Loans receivable, gross	3,601,811	3,749,289	3,958,962	(147,478)	(357,151)
Allowance for loan and lease losses	(139,795)	(137,107)	(141,665)	(2,688)	1,870

Loans receivable, net	3,462,016	3,612,182	3,817,297	(150,166)	(355,281)

Other assets	602,848	646,167	630,748	(43,319)	(27,900)

Total assets	$6,978,320	6,759,287	6,294,836	219,033	683,484

Total assets at June 30, 2011 were $6.978 billion, which was $219 million, or 3 percent, greater than total assets of $6.759 billion at December 31, 2010 and $683 million, or 11 percent, greater than total assets of $6.295 billion at June 30, 2010.
Investment securities, including interest bearing deposits and federal funds sold, increased $90 million, or 3 percent, from March 31, 2011 and increased $1.067 billion, or 61 percent, from June 30, 2010. Since the second half of 2009, the Company has purchased investment securities with short weighted-average-lives to offset the lack of loan growth and leverage the balance sheet to create incremental yield without taking long-term interest rate risk. During the second quarter of 2011, the Company slowed its investment security purchases. Excluding the increase in interest bearing cash deposits and unrealized gain on investment securities, the growth in the investment securities portfolio nearly matched the decrease in the loan portfolio. Investment securities represent 40 percent of total assets at June 30, 2011 versus 39 percent of total assets at March 31, 2011, 36 percent at December 31, 2010 and 28 percent at June 30, 2010. The asset mix may continue to shift to investment securities, but at a slower pace as the Company purchases investment securities to match potential loan declines.
At June 30, 2011, gross loans were $3.602 billion, a decrease of $147 million, or 4 percent, from the gross loans of $3.749 billion at December 31, 2010. Excluding net charge-offs of $36.0 million and loans transferred to other real estate of $49.6 million, loans decreased $61.9 million, or 2 percent, from December 31, 2010. During the past twelve months, the loan portfolio decreased $357 million, or 9 percent, over loans receivable of $3.959 billion at June 30, 2010. The largest decrease in dollars was in commercial loans which decreased $180 million, or 7 percent, from June 30, 2010. The largest decrease in percentage was in real estate loans which decreased $163 million, or 24 percent, from June 30, 2010. The continued downturn in the economy and resulting lack of loan demand were the primary reasons for the loan decreases. A positive movement during the second quarter of 2011 was the slowing of the loan balance decline which was $45.2 million, or 5 percent annualized, for the quarter and the smallest decrease since the first quarter of 2010. Excluding net charge-offs of $20.2 million and loans transferred to other real estate of $32.3 million, loans increased $7.3 million.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2010 and June 30, 2010:

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2010	2010	2010
Non-interest bearing deposits	$916,887	855,829	852,121	61,058	64,766
Interest bearing deposits	3,787,912	3,666,073	3,657,995	121,839	129,917
FHLB advances	925,061	965,141	529,982	(40,080)	395,079
Repurchase agreements, federal funds purchased and other borrowed funds	314,102	269,408	234,460	44,694	79,642
Other liabilities	44,383	39,500	49,470	4,883	(5,087)
Subordinated debentures	125,203	125,132	125,060	71	143

Total liabilities	$6,113,548	5,921,083	5,449,088	192,465	664,460

As of June 30, 2011, non-interest bearing deposits of $917 million increased $61 million, or 7 percent, since December 31, 2010 and increased $65 million, or 8 percent, since June 30, 2010. During the second quarter of 2011, deposits increased $28.6 million, or 13 percent on an annualized basis. The increase in non-interest bearing deposits from the prior year end and a year ago was driven by the continued growth in the number of personal and business customers, as well as existing customers retaining cash deposits because of the uncertainty in the current economic environment and for liquidity purposes. Interest bearing deposits of $3.788 billion at June 30, 2011 included $232 million of reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). Interest bearing deposits increased $122 million, or 3 percent, from the prior year end and included a $113 million increase in wholesale deposits including reciprocal deposits.
To fund the investment security growth, the Company’s level of borrowings has increased as needed to supplement the growth in deposits. Federal Home Loan Bank advances decreased $40 million, or 4 percent, from December 31, 2010; however, advances increased $395 million, or 75 percent, from June 30, 2010. Repurchase agreements and other borrowed funds were $314 million at June 30, 2011, an increase of $44.7 million, or 17 percent, from December 31, 2010 and an increase of $79.6 million, or 34 percent, from June 30, 2010.
Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2010 and June 30, 2010:

				$ Change from	$ Change from
	June 30,	December 31,	June 30,	December 31,	June 30,
Unaudited — Dollars in thousands, except per share data)	2011	2010	2010	2010	2010
Common equity	$840,133	837,676	836,955	2,457	3,178
Accumulated other comprehensive income	24,639	528	8,793	24,111	15,846

Total stockholders’ equity	864,772	838,204	845,748	26,568	19,024
Goodwill and core deposit intangible, net	(155,699)	(157,016)	(158,575)	1,317	2,876

Tangible stockholders’ equity	$709,073	681,188	687,173	27,885	21,900

Stockholders’ equity to total assets	12.39%	12.40%	13.44%
Tangible stockholders’ equity to total tangible assets	10.39%	10.32%	11.20%
Book value per common share	$12.02	11.66	11.76	0.36	0.26
Tangible book value per common share	$9.86	9.47	9.56	0.39	0.30
Market price per share at end of period	$13.48	15.11	14.67	(1.63)	(1.19)

Total stockholders’ equity and book value per share increased $26.6 million and $0.36 per share from the prior year end and $19.0 million and $0.26 per share from a year ago, respectively. The increases came primarily from accumulated other comprehensive income representing net unrealized gains or losses (net of tax) on the investment securities portfolio. Tangible stockholders’ equity increased $21.9 million, or $0.30 per share since June 30, 2010 resulting in tangible stockholders’ equity to tangible assets of 10.39 percent and tangible book value per share of $9.86 as of June 30, 2011.
On June 29, 2011, the Company’s Board of Directors declared a cash dividend of $0.13 per share, payable July 21, 2011 to shareholders of record on July 12, 2011. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality and general economic conditions.
Results of Operations — The Three Months ended June 30, 2011
Compared to the Three Months ended March 31, 2011 and June 30, 2010
Performance Summary

	Three Months ended
(Unaudited — Dollars in thousands,	June 30,	March 31,	June 30,
except per share data)	2011	2011	2010
Net earnings	$11,886	10,285	13,222
Diluted earnings per share	$0.17	0.14	0.19
Return on average assets (annualized)	0.69%	0.62%	0.85%
Return on average equity (annualized)	5.54%	4.95%	6.25%
The Company reported net earnings of $11.9 million for the second quarter of 2011, a decrease of $1.3 million, or 10 percent, from the $13.2 million for the second quarter of 2010. The diluted earnings per share of $0.17 for the current quarter represented an 11 percent decrease from the diluted earnings per share of $0.19 for the same quarter of 2010. Included in the current quarter earnings per share was a $360 thousand loss from the sale of investment securities. The prior year second quarter earnings per share included $0.02 attributable to the $1.1 million non-recurring gain from the sale of Mountain West’s merchant card servicing portfolio and the $147 thousand gain from the sale of investment securities. Annualized return on average assets and return on average equity for the current quarter were 0.69 percent and 5.54 percent, respectively, which compares with the prior year second quarter annualized returns of 0.85 percent and 6.25 percent, respectively.
During the second quarter of 2011, nine bank subsidiaries redeemed their membership stock in their respective Federal Reserve Bank. As of June 30, 2011, the FDIC is the primary regulator for each of the eleven bank subsidiaries. This consistency should streamline the Company’s regulatory process and achieve efficiencies throughout the bank subsidiaries.

Revenue Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from March 31, 2011 and June 30, 2010:

	Three Months ended
	June 30,	March 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2011	2010
Net interest income
Interest income	$71,562	68,373	73,818
Interest expense	11,331	11,669	13,749

Total net interest income	60,231	56,704	60,069
Non-interest income
Service charges, loan fees, and other fees	12,258	11,185	11,900
Gain on sale of loans	4,291	4,694	6,133
(Loss) gain on sale of investments	(591)	124	242
Other income	1,893	1,392	3,143

Total non-interest income	17,851	17,395	21,418

	$78,082	74,099	81,487

Net interest margin (tax-equivalent)	4.01%	3.91%	4.35%

	$ Change from	$ Change from	% Change from	% Change from
	March 31,	June 30,	March 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2011	2010
Net interest income
Interest income	$3,189	$(2,256)	5%	-3%
Interest expense	(338)	(2,418)	-3%	-18%

Total net interest income	3,527	162	6%	0%
Non-interest income
Service charges, loan fees, and other fees	1,073	358	10%	3%
Gain on sale of loans	(403)	(1,842)	-9%	-30%
(Loss) gain on sale of investments	(715)	(833)	-577%	-344%
Other income	501	(1,250)	36%	-40%

Total non-interest income	456	(3,567)	3%	-17%

	$3,983	$(3,405)	5%	-4%

Net Interest Income
The current quarter net interest income of $60.2 million increased $3.5 million from the prior quarter primarily the result of an increase in interest income. Net interest income for the current quarter increased by $162 thousand from the same quarter last year with the reduction in interest expense about the same as the reduction in interest income. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, of 4.01 percent was an increase of 10 basis points from the prior quarter and a decrease of 34 basis points from the second quarter of 2010. The current quarter net interest margin figure included a 3 basis points reduction from the reversal of interest on non-accrual loans.

The current quarter interest income included $7.1 million of premium amortization (net of discount accretion) on Collateralized Mortgage Obligations (“CMO”), such amount a decrease of $2.6 million over the prior quarter premium amortization and an increase of $4.1 million over the prior year second quarter premium amortization. The reduction in premium amortization during the current quarter is the primary reason for the increase in interest income. The premium amortization in the current quarter accounted for a 44 basis point reduction to the net interest margin compared to a 20 basis point reduction to the net interest margin for the prior year second quarter. The decrease in interest income from the prior year second quarter resulted from the increase in premium amortization (as interest rates declined) coupled with the reduction in loan balances, the combination of which put further pressure on earning assets. Interest income continues to reflect the Company’s purchase of a significant amount of investment securities over the course of several quarters at lower yields than the loans they replaced. Interest expense decreased in the current quarter as the Company’s bank subsidiaries continued to aggressively manage their cost of funds, most notably deposits. The funding cost for the current quarter was 89 basis points compared to 96 basis points for the prior quarter and 121 basis points for the prior year second quarter.
Non-interest Income
Non-interest income for the current quarter totaled $17.9 million, an increase of $456 thousand over the prior quarter and a decrease of $3.6 million over the same quarter last year. Service charge fee income of $12.3 million increased $1.1 million, or 10 percent, during the quarter primarily from miscellaneous deposit fees which increased as the number of deposit accounts increased. Gain on sale of loans decreased $403 thousand, or 9 percent, over the prior quarter and decreased $1.8 million, or 30 percent, over the same quarter last year. Although the purchase volume of residential loans has stabilized, there has been a significant slowdown in refinance activity which has contributed to the decrease in gain on sale of loans. Loss on the sale of investment securities was $591 thousand for the current quarter compared to a gain of $124 thousand on the sale of investment securities in the prior quarter and a gain of $242 thousand in the prior year second quarter. Other income of $1.9 million for the current quarter was an increase of $501 thousand from the prior quarter, such increase including $697 thousand from the other real estate owned operating revenue and gain on sale of other real estate owned. Other income decreased $1.3 million from the prior year second quarter, mainly due to the $1.8 million gain ($1.1 million after-tax) on the sale of Mountain West’s merchant card servicing portfolio.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from March 31, 2011 and June 30, 2010:

	Three Months ended
	June 30,	March 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2011	2010
Compensation, employee benefits and related expense	$21,170	21,603	21,652
Occupancy and equipment expense	5,728	5,954	5,988
Advertising and promotions	1,635	1,484	1,644
Outsourced data processing expense	791	773	761
Core deposit intangibles amortization	590	727	801
Other real estate owned expense	5,062	2,099	7,373
Federal Deposit Insurance Corporation premiums	2,197	2,324	2,165
Other expense	9,047	7,512	7,852

Total non-interest expense	$46,220	42,476	48,236

	$ Change from	$ Change from	% Change from	% Change from
	March 31,	June 30,	March 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2011	2010
Compensation, employee benefits and related expense	$(433)	$(482)	-2%	-2%
Occupancy and equipment expense	(226)	(260)	-4%	-4%
Advertising and promotions	151	(9)	10%	-1%
Outsourced data processing expense	18	30	2%	4%
Core deposit intangibles amortization	(137)	(211)	-19%	-26%
Other real estate owned expense	2,963	(2,311)	141%	-31%
Federal Deposit Insurance Corporation premiums	(127)	32	-5%	1%
Other expense	1,535	1,195	20%	15%

Total non-interest expense	$3,744	$(2,016)	9%	-4%

Non-interest expense of $46.2 million for the quarter increased by $3.7 million, or 9 percent, from the prior quarter. However, there was a $2.0 million decrease, or 4 percent, from the prior year second quarter. Other real estate owned expense increased $3.0 million, or 141 percent, from the prior quarter and decreased $2.3 million, or 31 percent, from the prior year second quarter. The current quarter other real estate owned expense of $5.1 million included $1.8 million of operating expense, $1.6 million of fair value write-downs, and $1.7 million of loss on sale of other real estate owned. Operating expenses relating to other real estate owned included general administrative expenses such as maintenance costs, property taxes, insurance expense, and were higher in the current quarter compared to the prior quarter as a result of seasonal fluctuations.
Excluding other real estate owned expense, the Company and its bank subsidiaries continue to effectively manage and reduce other operating expenses. Compensation and employee benefits decreased by $433 thousand, or 2 percent, from the prior quarter and decreased $482 thousand, or 2 percent, from the prior year second quarter. Occupancy and equipment expense decreased $226 thousand, or 4 percent, from the prior quarter and decreased $260 thousand, or 4 percent, from the same quarter last year. Other expense, a good deal of which was out of the Banks’ control, increased $1.5 million, or 20 percent, from the prior quarter and increased $1.2 million, or 15 percent, from the same quarter last year. Such increases were in several categories including debit card expense, legal expense, and expense associated with new market tax credit investments.

Efficiency Ratio
The efficiency ratio for the current quarter was 50 percent compared to 49 percent for the prior year second quarter. The higher efficiency ratio was primarily the result of a decrease in gains on sale of loans as the refinance activity continued to slow.
Provision for Loan Losses

				Accruing
				Loans 30-89	Non-Performing
	Provision		ALLL	Days Past Due	Assets to
(Unaudited —	for Loan	Net	as a Percent	as a Percent of	Total Subsidiary
Dollars in thousands)	Losses	Charge-Offs	of Loans	Loans	Assets
Q2 2011	$19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%
Q2 2010	17,246	19,181	3.58%	0.92%	4.01%
Q1 2010	20,910	20,237	3.58%	1.53%	4.19%
Q4 2009	36,713	19,116	3.52%	2.15%	4.13%
Q3 2009	47,050	19,094	3.14%	1.09%	4.10%
The current quarter provision for loan loss expense was $19.2 million, a decrease of $350 thousand from the prior quarter and an increase of $1.9 million from the second quarter in 2010. Net charged-off loans for the current quarter were $20.2 million compared to $15.8 million for the prior quarter and $19.2 million for the second quarter in 2010.
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
Results of Operations — The Six Months ended June 30, 2011
Compared to the Six Months ended June 30, 2010
Performance Summary

	Six Months ended
(Unaudited — Dollars in thousands,	June 30,	June 30,
except per share data)	2011	2010

Net earnings	$22,171	23,292
Diluted earnings per share	$0.31	0.35
Return on average assets (annualized)	0.66%	0.76%
Return on average equity (annualized)	5.25%	6.02%
Net earnings for the six months ended June 30, 2011 were $22.2 million, which was a decrease of $1.1 million, or 5 percent, over the prior year first six months. Diluted earnings per share of $0.31 was a decrease of 11 percent over $0.35 earned in the first half of 2010.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from June 30, 2010:

	Six Months ended
	June 30,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	$ Change	% Change
Net interest income
Interest income	$139,935	$147,216	$(7,281)	-5%
Interest expense	23,000	27,633	(4,633)	-17%

Total net interest income	116,935	119,583	(2,648)	-2%

Non-interest income
Service charges, loan fees, and other fees	23,443	22,546	897	4%
Gain on sale of loans	8,985	10,024	(1,039)	-10%
(Loss) gain on sale of investments	(467)	556	(1,023)	-184%
Other income	3,285	4,475	(1,190)	-27%

Total non-interest income	35,246	37,601	(2,355)	-6%

	$152,181	$157,184	$(5,003)	-3%

Net interest margin (tax-equivalent)	3.96%	4.39%

Net Interest Income
Net interest income for the six month period decreased $2.6 million, or 2 percent, over the same period last year as total interest income decreased $7.3 million, or 5 percent, while total interest expense decreased $4.6 million, or 17 percent. The decrease in interest income from the prior year six month period resulted from an increase of $11.7 million in premium amortization on CMOs, which was partially offset by the increased volume of earning assets. The decrease in interest expense of $4.6 million, or 17 percent, was primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The net interest margin as a percentage of earning assets, on a tax equivalent basis, decreased 43 basis points from 4.39 percent for the first half of 2010 to 3.96 percent for the first half of 2011, such decrease attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities.
Non-interest Income
Non-interest income of $35.2 million for the first half of 2011 decreased $2.4 million over the same period in 2010. Fee income increased $897 thousand, or 4 percent, compared to the prior year same period, such increase primarily the result of an increase of $1.6 million in debit card income. Gain on sale of loans decreased $1.0 million, or 10 percent, from the first half of 2010 due to a significant reduction in refinance activity. Other income decreased $1.2 million over the same period in 2010 of which $1.8 million ($1.1 million after-tax) relates to the prior year sale of Mountain West’s merchant card servicing portfolio.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2010:

	Six Months ended
	June 30,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	$ Change	% Change

Compensation, employee benefits and related expense	$42,773	$43,008	$(235)	-1%
Occupancy and equipment expense	11,682	11,936	(254)	-2%
Advertising and promotions	3,119	3,236	(117)	-4%
Outsourced data processing expense	1,564	1,455	109	7%
Core deposit intangibles amortization	1,317	1,621	(304)	-19%
Other real estate owned expense	7,161	9,691	(2,530)	-26%
Federal Deposit Insurance Corporation premiums	4,521	4,365	156	4%
Other expense	16,559	14,885	1,674	11%

Total non-interest expense	$88,696	$90,197	$(1,501)	-2%

Non-interest expense for the first six months of 2011 decreased by $1.5 million, or 2 percent, from the same period in 2010. Compensation and employee benefits decreased $235 thousand, or 1 percent, and occupancy and equipment expense decreased $254 thousand, or 2 percent, from the prior year same period. Other real estate owned expense of $7.2 million decreased $2.5 million, or 26 percent, from the prior year period. The other real estate owned expense for the first half of 2011 included $2.7 million of operating expenses, $2.4 million of fair value write-downs, and $2.1 million of loss on sale of other real estate owned. Other expense increased $1.7 million, or 11 percent, from the prior year period. Other expense was higher due to an increase of $960 thousand from debit card expense.
Efficiency Ratio
The efficiency ratio for the first six months of 2011 was 51 percent compared to 49 percent for the prior year same period. The increase in the efficiency ratio resulted from the continuing pressure on net interest income in the current low interest rate environment and decreases in non-interest income.
Provision for Loan Losses
The provision for loan loss expense was $38.7 million for 2011, an increase of $494 thousand, or 1 percent, from the same period in 2010. Net charged-off loans during the first half of 2011 was $36.0 million, a decrease of $3.5 million from the same period in 2010.

Additional Management’s Discussion and Analysis
Loan Portfolio
The following unaudited tables summarize selected information by regulatory classification on the Company’s loan portfolio.

	Loans Receivable by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10
Glacier	$813,948	866,097	893,809	-6%	-9%
Mountain West	732,725	821,135	916,582	-11%	-20%
First Security	578,166	571,925	577,795	1%	0%
Western	278,724	305,977	316,893	-9%	-12%
1st Bank	256,302	266,505	283,825	-4%	-10%
Valley	187,599	183,003	194,521	3%	-4%
Big Sky	237,993	249,593	266,540	-5%	-11%
First Bank-WY	138,295	143,224	152,970	-3%	-10%
Citizens	160,700	168,972	168,406	-5%	-5%
First Bank-MT	118,928	109,310	116,920	9%	2%
San Juans	137,684	143,574	147,721	-4%	-7%
Less eliminations	(3,813)	(3,813)	(3,813)	0%	0%
Less loans held for sale	(35,440)	(76,213)	(73,207)	-53%	-52%

Total	$3,601,811	3,749,289	3,958,962	-4%	-9%

	Land, Lot and Other Construction Loans by Bank			% Change	% Change
	Balance	Balance	Balance	from	from
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10
Glacier	$114,110	148,319	150,723	-23%	-24%
Mountain West	108,700	147,991	190,060	-27%	-43%
First Security	52,822	72,409	78,218	-27%	-32%
Western	24,717	29,535	31,056	-16%	-20%
1st Bank	29,355	29,714	30,800	-1%	-5%
Valley	16,641	12,816	13,622	30%	22%
Big Sky	48,303	53,648	64,739	-10%	-25%
First Bank-WY	8,359	12,341	13,184	-32%	-37%
Citizens	8,939	12,187	13,034	-27%	-31%
First Bank-MT	790	830	808	-5%	-2%
San Juans	25,748	30,187	32,286	-15%	-20%

Total	$438,484	549,977	618,530	-20%	-29%

	Land, Lot and Other Construction Loans by Bank, by Type at 6/30/11
		Consumer		Developed	Commercial
	Land	Land or	Unimproved	Lots for	Developed	Other
(Dollars in thousands)	Development	Lot	Land	Operative Builders	Lot	Construction
Glacier	$47,801	24,843	26,313	8,332	5,239	1,582
Mountain West	22,324	53,934	8,351	12,742	4,002	7,347
First Security	24,200	6,487	16,466	3,549	493	1,627
Western	9,973	4,580	3,138	538	1,746	4,742
1st Bank	6,526	8,653	3,248	269	1,519	9,140
Valley	3,357	4,907	1,290	—	3,394	3,693
Big Sky	14,918	14,093	9,783	975	2,554	5,980
First Bank-WY	1,848	3,634	1,176	526	596	579
Citizens	1,979	873	2,210	45	679	3,153
First Bank-MT	—	73	658	—	59	—
San Juans	1,613	14,178	1,964	—	7,300	693

Total	$134,539	136,255	74,597	26,976	27,581	38,536

						Custom &
	Residential Construction Loans by Bank, by Type			% Change	% Change	Owner	Pre-Sold
	Balance	Balance	Balance	from	from	Occupied	& Spec
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10	6/30/11	6/30/11
Glacier	$33,429	34,526	45,722	-3%	-27%	$5,445	27,984
Mountain West	15,625	21,375	23,997	-27%	-35%	5,762	9,863
First Security	8,503	10,123	14,600	-16%	-42%	3,755	4,748
Western	1,392	1,350	1,795	3%	-22%	763	629
1st Bank	3,692	6,611	12,272	-44%	-70%	2,015	1,677
Valley	3,038	4,950	5,595	-39%	-46%	2,087	951
Big Sky	11,170	11,004	16,875	2%	-34%	640	10,530
First Bank-WY	2,052	1,958	2,607	5%	-21%	2,052	—
Citizens	8,557	9,441	10,994	-9%	-22%	4,137	4,420
First Bank-MT	290	502	178	-42%	63%	70	220
San Juans	5,368	7,018	7,095	-24%	-24%	5,368	—

Total	$93,116	108,858	141,730	-14%	-34%	$32,094	61,022

	Single Family Residential Loans by Bank, by Type			% Change	% Change	1st	Junior
	Balance	Balance	Balance	from	from	Lien	Lien
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10	6/30/11	6/30/11
Glacier	$169,244	187,683	187,625	-10%	-10%	$148,915	20,329
Mountain West	253,558	282,429	296,102	-10%	-14%	217,038	36,520
First Security	88,378	92,011	86,963	-4%	2%	74,419	13,959
Western	34,870	42,070	47,532	-17%	-27%	32,813	2,057
1st Bank	55,621	59,337	59,292	-6%	-6%	51,103	4,518
Valley	56,795	60,085	66,055	-5%	-14%	46,739	10,056
Big Sky	29,131	32,496	32,216	-10%	-10%	26,193	2,938
First Bank-WY	14,772	13,948	15,080	6%	-2%	11,495	3,277
Citizens	16,454	19,885	20,039	-17%	-18%	15,111	1,343
First Bank-MT	8,435	8,618	9,818	-2%	-14%	7,388	1,047
San Juans	30,036	29,124	30,153	3%	0%	28,736	1,300

Total	$757,294	827,686	850,875	-9%	-11%	$659,950	97,344

	Commercial Real Estate Loans by Bank, by Type			% Change	% Change	Owner	Non-Owner
	Balance	Balance	Balance	from	from	Occupied	Occupied
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10	6/30/11	6/30/11
Glacier	$220,863	224,215	230,976	-1%	-4%	$113,215	107,648
Mountain West	199,894	206,732	222,414	-3%	-10%	120,250	79,644
First Security	255,332	227,662	221,257	12%	15%	177,512	77,820
Western	104,072	103,443	105,377	1%	-1%	58,388	45,684
1st Bank	55,065	58,353	64,158	-6%	-14%	39,284	15,781
Valley	53,846	50,325	51,239	7%	5%	33,513	20,333
Big Sky	85,835	88,135	86,114	-3%	0%	54,379	31,456
First Bank-WY	25,392	27,609	28,808	-8%	-12%	18,834	6,558
Citizens	59,258	61,737	58,507	-4%	1%	36,827	22,431
First Bank-MT	17,513	17,492	17,254	0%	2%	10,307	7,206
San Juans	50,974	50,066	52,423	2%	-3%	28,861	22,113

Total	$1,128,044	1,115,769	1,138,527	1%	-1%	$691,370	436,674

	Consumer Loans by Bank, by Type			% Change	% Change	Home Equity	Other
	Balance	Balance	Balance	from	from	Line of Credit	Consumer
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	12/31/10	6/30/10	6/30/11	6/30/11
Glacier	$142,268	150,082	158,088	-5%	-10%	$128,613	13,655
Mountain West	66,645	70,304	72,284	-5%	-8%	58,666	7,979
First Security	68,897	71,677	77,140	-4%	-11%	44,763	24,134
Western	41,211	43,081	46,001	-4%	-10%	28,942	12,269
1st Bank	37,484	40,021	41,985	-6%	-11%	15,212	22,272
Valley	23,721	23,745	24,445	0%	-3%	14,612	9,109
Big Sky	27,543	27,733	28,475	-1%	-3%	24,149	3,394
First Bank-WY	23,159	24,217	26,263	-4%	-12%	13,617	9,542
Citizens	28,720	29,040	30,613	-1%	-6%	23,340	5,380
First Bank-MT	7,792	8,005	7,834	-3%	-1%	3,832	3,960
San Juans	13,991	14,848	14,463	-6%	-3%	13,118	873

Total	$481,431	502,753	527,591	-4%	-9%	$368,864	112,567

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six	At or for the	At or for the Six
	Months ended	Year ended	Months ended
(Unaudited — Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans
Residential real estate	$14,444	23,095	24,075
Commercial	128,764	161,136	160,058
Consumer and other	11,576	8,274	6,205

Total	154,784	192,505	190,338

Accruing loans 90 days or more past due
Residential real estate	1,026	506	885
Commercial	5,469	3,051	1,953
Consumer and other	682	974	192

Total	7,177	4,531	3,030

Other real estate owned	99,585	73,485	64,419

Total non-performing assets	$261,546	270,521	257,787

Non-performing assets as a percentage of subsidiary assets	3.68%	3.91%	4.01%

Allowance for loan and lease losses as a percentage of non-performing loans	86%	70%	55%

Accruing loans 30-89 days past due	$41,151	45,497	36,487

Interest income [1]	$4,298	10,987	5,463

[1]	Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The following tables summarize selected information identified by regulatory classification on the Company’s loan portfolio.

				Non-	Accruing	Other
	Non-performing Assets, by Loan Type			Accruing	Loans 90 Days	Real Estate
	Balance	Balance	Balance	Loans	or More Past Due	Owned
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	6/30/11	6/30/11	6/30/11
Custom and owner occupied construction	$2,979	2,575	2,448	1,192	—	1,787
Pre-sold and spec construction	17,941	16,071	21,486	9,556	294	8,091
Land development	80,685	83,989	84,632	41,171	1,199	38,315
Consumer land or lots	12,693	12,543	12,475	6,418	673	5,602
Unimproved land	43,215	44,116	36,211	20,087	2,097	21,031
Developed lots for operative builders	6,731	7,429	9,788	2,052	—	4,679
Commercial lots	2,353	3,110	1,481	255	—	2,098
Other construction	4,582	3,837	3,485	4,582	—	—
Commercial real estate	29,801	36,978	35,354	21,580	560	7,661
Commercial and industrial	13,262	13,127	11,645	11,756	525	981
Agriculture loans	7,159	5,253	5,744	6,642	112	405
1-4 family	33,999	34,791	26,648	24,343	1,502	8,154
Home equity lines of credit	5,764	4,805	5,453	5,008	170	586
Consumer	382	446	651	142	45	195
Other	—	1,451	286	—	—	—

Total	$261,546	270,521	257,787	154,784	7,177	99,585

					Non-Accrual &
	Accruing 30-89 Days Delinquent Loans and			Accruing	Accruing Loans	Other
	Non-Performing Assets, by Bank			30-89 Days	90 Days or	Real Estate
	Balance	Balance	Balance	Past Due	More Past Due	Owned
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	6/30/11	6/30/11	6/30/11
Glacier	$70,628	75,869	75,527	8,879	51,250	10,499
Mountain West	75,237	83,872	68,613	13,447	35,286	26,504
First Security	62,172	59,770	57,039	9,606	37,618	14,948
Western	9,026	11,237	5,757	459	727	7,840
1st Bank	18,315	16,686	19,833	2,681	8,823	6,811
Valley	2,019	1,900	2,131	492	1,135	392
Big Sky	22,947	21,739	26,854	1,327	13,004	8,616
First Bank-WY	9,252	9,901	10,135	1,133	6,837	1,282
Citizens	8,160	8,000	5,625	2,853	3,678	1,629
First Bank-MT	106	553	554	57	49	—
San Juans	6,165	6,549	3,902	217	3,554	2,394
GORE	18,670	19,942	18,304	—	—	18,670

Total	$302,697	316,018	294,274	41,151	161,961	99,585

Non-performing assets as a percentage of total subsidiary assets at June 30, 2011 were 3.68 percent, down from 3.91 percent as of the prior year end, and down from 4.01 percent a year ago. Included in the non-performing assets are non-performing loans which have decreased $23.0 million, or 12 percent, from the prior quarter. In addition to the decrease in non-performing loans, early stage delinquencies (accruing 30-89 days past due) of $41.2 million at June 30, 2011 decreased from the prior quarter early stage delinquencies of $52.4 million and the prior year end of $45.5 million. The Company has continued to work diligently on its non-performing loans while maintaining an adequate allowance for loan losses and this was reflected in the credit quality ratios which have improved during the second quarter of 2011.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company.
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
For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at June 30, 2011. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at June 30, 2011. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.
Impaired Loans. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). The Company measures impairment on a loan-by-loan basis. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due. At the time a loan is identified as impaired, it is measured for impairment and thereafter reviewed and measured on at least a quarterly basis for additional impairment.

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
When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $208.9 million and $225.1 million as of June 30, 2011 and December 31, 2010, respectively. The ALLL includes valuation allowances of $13.9 million and $16.9 million specific to impaired loans as of June 30, 2011 and December 31, 2010, respectively. Of the total impaired loans at June 30, 2011, there were 36 commercial real estate and other commercial loans, each exceeding $1 million, such loans aggregating $104.1 million, or 50 percent, of the impaired loans. The 36 loans were collateralized by 164 percent of the loan value, the majority of which had appraisals (new or updated) in the previous twelve months, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2011, there were 224 loans aggregating $131.4 million, or 63 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $24.5 million. Of these loans, there were charge-offs of $15.0 million during the first half of 2011.
Appraisals and Evaluations. For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation (new or updated) of the underlying property value. The Company reviews appraisals or evaluations, giving consideration to the highest and best use of the collateral, with values reduced by discounts to consider lack of marketability and estimated cost to sell. Appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to an impaired loan’s value may occur.
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
Restructured Loans. A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company made the following types of loan modifications, some of which were considered a TDR:
•	Reduction of the stated interest rate for the remaining term of the debt;

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics; and

•	Reduction of the face amount of the debt as stated in the debt agreements.
Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company’s TDR loans are considered impaired loans of which the majority are designated as non-accrual. The Company does not have any commercial TDR loans as of June 30, 2011 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company had TDR loans of $74.6 million as of June 30, 2011 of which $38.9 million were on non-accrual status. The Company has TDR loans of $15.9 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $33.1 million in other loans that are on accrual status.
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

Other Real Estate Owned. Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated selling cost. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. If the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expenses and the asset carrying value is reduced. Gain or loss on disposition of real estate owned is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value. The loan book value prior to the acquisition and transfer of the loan into other real estate owned during 2011 was $59.0 million of which $13.8 million was residential real estate, $40.7 million was commercial real estate, and $4.5 million was consumer loans. The loan collateral acquired in foreclosure during 2011 was $49.6 million of which $9.7 million was residential real estate, $37.2 million was commercial real estate, and $2.7 million was consumer loans. The following table sets forth the changes in other real estate owned for the periods ended June 30, 2011 and December 31, 2010:

	Six Months ended	Year ended
	June 30,	December 31,
(Unaudited — Dollars in thousands)	2011	2010

Balance at beginning of period	$73,485	57,320
Additions	49,570	72,572
Capital improvements	321	273
Write-downs	(2,351)	(10,429)
Sales	(21,440)	(46,251)

Balance at end of period	99,585	73,485

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
The Company had $98.4 million and $141.1 million in loans with interest reserves with remaining reserves of $568 thousand and $879 thousand as of June 30, 2011 and December 31, 2010, respectively.
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
At the end of each quarter, each of the community bank subsidiaries analyzes its loan and lease portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The allowance consists of a specific allocation component and a general allocation component. The specific allocation component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general allocation component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.
When applied to each bank subsidiary’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded.
Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank subsidiary’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Bank’s unimpaired loan portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight, i.e., measurement and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor.

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
The Company considers the ALLL balance of $140 million adequate to cover inherent losses in the loan and lease portfolios as of June 30, 2011. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II, ITEM 1A. Risk Factors.”
The following table summarizes the allocation of the ALLL:

	June 30, 2011		December 31, 2010		June 30, 2010
	Allowance	Percent	Allowance	Percent	Allowance	Percent
	for Loan and	of Loans in	for Loan and	of Loans in	for Loan and	of Loans in
(Unaudited — Dollars in thousands)	Lease Losses	Category	Lease Losses	Category	Lease Losses	Category

Residential real estate	$17,412	14.7%	20,957	16.9%	12,400	17.4%
Commercial real estate	79,885	48.1%	76,147	47.9%	64,466	47.5%
Other commercial	19,615	18.2%	19,932	17.4%	41,884	17.5%
Home equity	13,625	12.8%	13,334	12.9%	13,490	12.9%
Other consumer	9,258	6.2%	6,737	4.9%	9,425	4.7%

Totals	$139,795	100.0%	137,107	100.0%	141,665	100.0%

The following table summarizes the ALLL experience at the dates indicated:

	Six Months ended	Year ended	Six Months ended
	June 30,	December 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2010

Balance at beginning of period	$137,107	142,927	142,927
Charge-offs
Residential real estate	(3,157)	(16,575)	(8,864)
Commercial loans	(28,485)	(69,595)	(28,935)
Consumer and other loans	(6,676)	(7,780)	(3,785)

Total charge-offs	(38,318)	(93,950)	(41,584)

Recoveries
Residential real estate	315	749	333
Commercial loans	1,602	2,203	1,627
Consumer and other loans	439	485	206

Total recoveries	2,356	3,437	2,166

Charge-offs, net of recoveries	(35,962)	(90,513)	(39,418)
Provision for loan losses	38,650	84,693	38,156

Balance at end of period	$139,795	137,107	141,665

Allowance for loan and lease losses as a percentage of total loan and leases	3.88%	3.66%	3.58%

Net charge-offs as a percentage of total loans	1.00%	2.41%	1.00%
The following tables summarize the ALLL experience at the dates indicated, including identification by regulatory classification:

					Provision for
				Provision for	the Year-to-Date	ALLL
	Allowance for Loan and Lease Losses			Year-to-Date	Ended 6/30/11	as a Percent
	Balance	Balance	Balance	Ended	Over Net	of Loans
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	6/30/11	Charge-Offs	6/30/11
Glacier	$37,321	34,701	37,817	12,550	1.3	4.59%
Mountain West	35,372	35,064	30,832	16,000	1.0	4.83%
First Security	21,362	19,046	20,252	5,600	1.7	3.69%
Western	7,543	7,606	8,707	550	0.9	2.71%
1st Bank	9,278	10,467	11,351	1,450	0.5	3.62%
Valley	4,494	4,651	4,707	—	—	2.40%
Big Sky	9,351	9,963	11,511	1,300	0.7	3.93%
First Bank-WY	2,408	2,527	2,565	100	0.5	1.74%
Citizens	5,343	5,502	6,120	900	0.8	3.32%
First Bank-MT	3,012	3,020	3,067	—	—	2.53%
San Juans	4,311	4,560	4,736	200	0.4	3.13%

Total	$139,795	137,107	141,665	38,650	1.1	3.88%

	Net Charge-Offs, Year-to-Date Period Ending, By Bank
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	6/30/11	6/30/11
Glacier	$9,930	24,327	16,461	10,749	819
Mountain West	15,692	47,487	16,219	16,261	569
First Security	3,284	7,296	2,390	3,596	312
Western	613	2,106	605	748	135
1st Bank	2,639	2,578	994	3,005	366
Valley	157	216	110	168	11
Big Sky	1,912	4,048	1,925	1,977	65
First Bank-WY	219	605	355	235	16
Citizens	1,059	1,363	245	1,120	61
First Bank-MT	8	149	102	10	2
San Juans	449	338	12	449	—

Total	$35,962	90,513	39,418	38,318	2,356

	Net Charge-Offs (Recoveries), Year-to-Date
	Period Ending, By Loan Type
	Balance	Balance	Balance	Charge-Offs	Recoveries
(Dollars in thousands)	6/30/11	12/31/10	6/30/10	6/30/11	6/30/11
Residential construction	$3,254	7,147	4,228	3,349	95
Land, lot and other construction	16,979	51,580	21,077	18,120	1,141
Commercial real estate	2,970	10,181	3,267	3,155	185
Commercial and industrial	6,237	5,612	3,192	6,456	219
1-4 family	4,981	9,897	4,998	5,333	352
Home equity lines of credit	1,262	4,496	2,302	1,407	145
Consumer	245	951	393	442	197
Other	34	649	(39)	56	22

Total	$35,962	90,513	39,418	38,318	2,356

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. As of June 30, 2011, December 31, 2010 and June 30, 2010, the Company’s allowance consisted of the following components:

	June 30,	December 31,	June 30,
(Unaudited — Dollars in thousands)	2011	2010	2010

Specific allocation	$13,895	16,871	17,036
General allocation	125,900	120,236	124,629

Total allowance	$139,795	137,107	141,665

Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan and lease portfolio. For the six months ended June 30, 2011 and throughout 2010, the Company believes the allowance is commensurate with the risk in the Company’s loan and lease portfolio and is directionally consistent with the change in the quality of the Company’s loan and lease portfolio as determined at each bank subsidiary.

In total, the ALLL has decreased $1.9 million, or 1.3 percent, from a year ago. The ALLL of $139.8 million is 3.88 percent of total loans outstanding at June 30, 2011, up from 3.66 percent of total loans at year end 2010, and up from 3.58 percent of total loans at prior year second quarter end. While the overall amount of the ALLL has decreased from a year ago, the increase in the ALLL as a percentage of loans is the result of a continuing overall upward increase in the bank subsidiary’s historical loss experience adjusted for environmental factors. The upward increase in historical loss experience is the primary reason for the $1.3 million increase in the general allocation of the Company’s allowance despite the decrease of $357.2 million, or 9 percent, in total loans at June 30, 2011 compared to the prior year second quarter end.
During the second quarter of 2011, the overall total of the ALLL decreased by $1.0 million, the net result of a $1.5 million decrease in the specific allocation and a $473 thousand increase in the general allocation of the allowance. The increase in the general allocation during the current quarter is due to an increase in the bank subsidiaries’ overall historical loss experience during the quarter although total loans decreased by $45.2 million during the quarter.
Presented below are select aggregated statistics that were considered when determining the adequacy of the Company’s ALLL at June 30, 2011:
     Positive trends
•	Net charge-offs of construction loans were $9.9 million, or 49 percent, of the $20.2 million of net charge-offs during the current quarter compared to net charge-offs of construction loans of $10.3 million, or 66 percent, of the $15.8 million of net charge-offs in the prior quarter.

•	Non-accrual construction loans (i.e., residential construction and land, lot and other construction) were $85.3 million, or 55 percent, of the $154.8 million of non-accrual loans at June 30, 2011, a reduction of $13.3 million during the current quarter. Non-accrual construction loans at March 31, 2011 accounted for 55 percent of the $178.4 million of non-accrual loans.

•	Non-performing loans as a percent of total loans at June 30, 2011 decreased to 4.50 percent as compared to 5.07 percent at March 31, 2011 and 5.26 percent at December 31, 2010.

•	Early stage delinquencies (accruing loans 30-89 days past due) decreased to $41.2 million at June 30, 2011 from $52.4 million at March 31, 2011.
     Negative trends
•	Charge-offs, net of recoveries, in the second quarter of 2011 were $20.2 million, an increase of $4.4 million from the prior quarter.

•	Impaired loans as a percentage of total loans were 6 percent at June 30, 2011, the same percentage at March 31, 2011.
The eleven bank subsidiaries provide commercial services to individuals, small to medium size businesses, community organizations and public entities from 105 locations, including 96 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain areas in which the bank subsidiaries operate have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across each of the bank subsidiaries.

Though stabilizing, the soft economic conditions during much of 2010 continued in the first half of 2011, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan and lease portfolios, among other factors. While the national unemployment rate increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009, dropping to 9.4 percent at year end 2010 and 9.2 percent at June 30, 2011, the unemployment rates for the states in which the community bank subsidiaries conduct operations were significantly lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly. Concurrently, prices for oil have held strong, while prices for natural gas remain below the exceptionally high price levels of 2008. The decline in the cost of living, as reflected in CPI measures, helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economy influences over both a short-term and long-term horizon.
The specific allocation of $13.9 million pertains to total impaired loans of $208.9 million. Included in the impaired loans is $156.0 million of loans which have no specific allowance allocation since the fair value of collateral-dependent loans or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is higher than the carrying value of such impaired loans. In determining the need for a specific allowance allocation on impaired loans, the effects of decreases in the fair value of the underlying collateral were considered.
In evaluating the need for a specific or general allocation for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 15 percent of the Company’s total loan portfolio and account for 55 percent of the Company’s non-accrual loans at June 30, 2011. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise and Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of construction loans exceeding 5 percent of the Company’s total loan portfolio.
As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $85.3 million of non-accrual construction loans at June 30, 2011. During the current quarter, non-accrual construction loans decreased $13.3 million, or 13 percent, from $98.6 million at March 31, 2011. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Glacier	34 percent	Western Montana
Mountain West	28 percent	Northern Idaho and Boise and Sun Valley, Idaho
First Security	22 percent	Western Montana
Big Sky	11 percent	Western Montana

Residential non-accrual construction loans are 13 percent of the total construction loans on non-accrual status as of June 30, 2011. Unimproved land and land development loans collectively account for the bulk of the non-accrual commercial construction loans at each of the four bank subsidiaries. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of the four bank subsidiaries are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.
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
Non-marketable equity securities owned at June 30, 2011 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Reserve Bank, Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc.
With respect to FHLB stock, the Company evaluates such stock for other-than-temporary impairment. Such evaluation takes into consideration 1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements, 2) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the time period for any such decline, 3) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 4) the impact of legislative and regulatory changes on the FHLB, and 5) the liquidity position of the FHLB.
Based on the analysis of its impaired non-marketable equity securities as of June 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.
The Company believes that macroeconomic conditions occurring during the first six months of 2011 and in 2010 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.
As of June 30, 2011, there were 225 investments in an unrealized loss position, of which, state and local government securities have the largest unrealized loss. The fair value of the residential mortgage-backed securities in an unrealized loss position, which have underlying collateral consisting of U.S. government sponsored enterprise guaranteed mortgages and non-guaranteed private label whole loan mortgages, were $175.4 million at June 30, 2011 of which $114.2 million was purchased during 2011, the remainder of which had a fair market value of $61.2 million at June 30, 2011. For such securities purchased in 2011, there has been an unrealized loss of $285 thousand since purchase. Of the remaining residential mortgage-backed securities in a loss position, the unrealized loss increased from 0.5 percent of fair value at December 31, 2010 to 2.3 percent of fair value at June 30, 2011. The fair value of Collateralized Debt Obligation (“CDO”) securities in an unrealized loss position is $6.0 million, with unrealized losses of $3.0 million at June 30, 2011 and the unrealized loss decreased from 69.5 percent of fair value at December 31, 2010 to 50.1 percent of fair value at June 30, 2011. The fair value of state and local government securities in an unrealized loss position were $143.2 million at June 30, 2011 of which $8.1 million was purchased during 2011, the remainder of which had a fair market value of $135.1 million at June 30, 2011. For the state and local government securities purchased in 2011, there has been an unrealized loss of $76 thousand since purchase. Of the remaining state and local government securities in a loss position, the unrealized loss decreased from 6.6 percent of fair value at December 31, 2010 to 2.6 percent of fair value at June 30, 2011. With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

		Number of
	Unrealized	Debt
(Dollars in thousands)	Loss	Securities

Greater than 40.0%	$—	—
30.1% to 40.0%	(2,985)	6
20.1% to 30.0%	—	—
15.1% to 20.0%	(412)	2
10.1% to 15.0%	(1,125)	4
5.1% to 10.0%	(593)	5
0.1% to 5.0%	(3,190)	208

Total	$(8,305)	225

With respect to the duration of the impaired debt securities, the Company identified 29 which have been continuously impaired for the twelve months ending June 30, 2011. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. Of the 29 securities, 15 are state and local tax-exempt securities with an unrealized loss of $1.1 million, the most notable of which had an unrealized loss of $385 thousand. Of the 29 securities, 6 are identical CDO securities with an aggregate unrealized loss of $3.0 million, the most notable of which had an unrealized loss of $746 thousand.
With respect to the CDO securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s. The Senior Notes have also been rated as of June 30, 2011 by Fitch as “BBB,” such rating effective September 21, 2010. Prior to such downgrade, Fitch had rated the Senior Notes as “A.” As of June 30, 2011, 10 of the 26 trust subsidiaries compared to 9 of the 26 trust subsidiaries at December 31, 2010 were treated by the Trustee as in default, either because of an actual default or elective deferral of interest payments on their respective obligations. As of the end of the third and second quarters of 2010, 8 of the 26 trust subsidiaries were treated by the Trustee as in default on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were treated as in default compared to 3 of the 26 trust subsidiaries treated as in default on their respective obligations as of the end of the first three quarters of 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 40.4 percent of the outstanding principle of the Senior Notes has been prepaid through June 30, 2011. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. For the first half of 2011 and the preceding five quarters, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed as of the second and first quarters of 2011 and at the end of each quarter of 2010 and 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at June 30, 2011 and at the end of each of the prior quarters of 2011, 2010 and 2009 was temporary, and not other-than-temporary.
Of the 29 securities temporarily impaired continuously for the six months ended June 30, 2011, 5 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $390 thousand, the most notable of which had an unrealized loss of $318 thousand. Of the 5 non- guaranteed private label whole loan mortgages, 3 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 2 are collateralized by 30-year fixed rate residential mortgages considered to be “ALT — A.” Moreover, none of the underlying mortgage collateral is considered “subprime.”

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
Based on the analysis of its impaired debt securities as of June 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.
Federal and State Income Taxes
Income tax expense for the six months ended June 30, 2011 and 2010 was $2.7 million and $5.5 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 10.7 percent and 19.2 percent, respectively. The primary reason for the low effective rate is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $14.6 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively. The federal tax credit benefits were $1.8 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.
The Company has equity investments in Certified Development Entities which have received allocations of new markets tax credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in low-income housing tax credits which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits received are claimed over a ten-year credit allowance period. The Company has investments in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the bonds mature. The federal income tax credits on these bonds are subject to federal and state income tax.

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

	Three Months ended 6/30/11			Six Months ended 6/30/11
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets
Residential real estate loans	$560,851	8,156	5.82%	$581,133	16,872	5.81%
Commercial loans	2,397,668	32,977	5.52%	2,404,717	66,035	5.54%
Consumer and other loans	687,823	10,211	5.95%	694,996	20,661	6.00%

Total loans and loans held for sale	3,646,342	51,344	5.65%	3,680,846	103,568	5.67%
Tax-exempt investment securities [1]	690,928	7,803	4.52%	637,711	14,582	4.57%
Taxable investment securities [2]	2,073,388	12,415	2.39%	2,005,231	21,785	2.17%

Total earning assets	6,410,658	71,562	4.48%	6,323,788	139,935	4.46%

Goodwill and intangibles	156,035			156,367
Non-earning assets	317,477			301,146

Total assets	$6,884,170			$6,781,301

Liabilities
NOW accounts	$778,930	541	0.28%	$763,579	1,066	0.28%
Savings accounts	386,925	146	0.15%	380,514	294	0.16%
Money market deposit accounts	866,453	978	0.45%	872,389	2,083	0.48%
Certificate accounts	1,066,891	4,167	1.57%	1,074,445	8,651	1.62%
Wholesale deposits [3]	644,096	752	0.47%	590,848	1,578	0.54%
FHLB advances	972,850	3,093	1.28%	959,995	5,641	1.18%
Securities sold under agreements to repurchase and other borrowed funds	393,040	1,654	1.69%	390,066	3,687	1.91%

Total interest bearing liabilities	5,109,185	11,331	0.89%	5,031,836	23,000	0.92%

Non-interest bearing deposits	889,767			870,938
Other liabilities	25,089			27,251

Total liabilities	6,024,041			5,930,025

Stockholders’ Equity
Common stock	719			719
Paid-in capital	642,877			643,404
Retained earnings	201,420			200,532
Accumulated other comprehensive income	15,113			6,621

Total stockholders’ equity	860,129			851,276

Total liabilities and stockholders’ equity	$6,884,170			$6,781,301

Net Interest Income		$60,231			$116,935

Net Interest Spread			3.59%			3.54%
Net Interest Margin			3.77%			3.73%
Net Interest Margin (tax-equivalent)			4.01%			3.96%

[1]	Excludes tax effect of $3,455,000 and $6,456,000 on tax-exempt investment security income for the three and six months ended June 30, 2011, respectively.

[2]	Excludes tax effect of $392,000 and $784,000 on investment security tax credits for the three and six months ended June 30, 2011, respectively.

[3]	Wholesale deposits include brokered deposits classified as NOW, money market demand, and CDs.

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

	Six Months ended June 30,
		2011 vs. 2010
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(5,831)	(551)	(6,382)
Commercial loans	(5,287)	(2,353)	(7,640)
Consumer and other loans	45	(744)	(699)
Investment securities	15,908	(8,468)	7,440

Total interest income	4,835	(12,116)	(7,281)

Interest expense
NOW accounts	95	(435)	(340)
Savings accounts	51	(150)	(99)
Money market demand accounts	202	(2,043)	(1,841)
Certificate accounts	(20)	(1,923)	(1,943)
Wholesale deposits	469	(1,127)	(658)
FHLB advances	1,609	(733)	876
Repurchase agreements and other borrowed funds	(401)	(227)	(628)

Total interest expense	2,005	(6,638)	(4,633)

Net interest income	$2,830	(5,478)	(2,648)

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

The Banks’ primary sources of funds are customer deposits, receipts of principal and interest payments on loans and investment securities, proceeds from sale of loans and securities, short and long-term borrowings. In addition, the Company maintains liquidity capacity through secured and unsecured borrowing programs, wholesale deposit relationships, and unencumbered securities. The following table identifies certain liquidity sources and capacity available to the Company at June 30, 2011:

June 30,
(Dollars in thousands)	2011
FHLB advances
Borrowing capacity	$1,102,589
Amount utilized	(925,061)

Amount available	$177,528

FRB discount window
Borrowing capacity	$265,517
Amount utilized	—

Amount available	$265,517

Unsecured lines of credit available	$135,760

Unencumbered securities
U.S. government and federal agency	$—
U.S. government sponsored enterprises	4,834
State and local governments and other issues	899,423
Collateralized debt obligations	5,953
Residential mortgage-backed securities	860,807

Total unencumbered securities	$1,771,017

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
Capital Resources
Maintaining capital strength continues to be a long-term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Stockholders’ equity increased $26.6 million from year end 2010, or 3 percent, the net result of earnings of $22.2 million, an increase of $24.1 million in unrealized gains on available-for-sale securities, less cash dividend payments of $18.7 million.

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each bank subsidiary was considered well capitalized by their respective regulator as of June 30, 2011 and December 31, 2010. There are no conditions or events since quarter end that management believes have changed the Company’s or bank subsidiaries’ risk-based capital category. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2011.

	Tier 1 (Core)	Tier 2 (Total)	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$864,772	864,772	864,772
Less:
Goodwill and intangibles	(153,925)	(153,925)	(153,925)
Net unrealized gain on AFS debt securities	(24,639)	(24,639)	(24,639)
Other adjustments	(73)	(73)	(73)
Plus:
Allowance for loan and lease losses	—	55,949	—
Subordinated debentures	124,500	124,500	124,500
Other adjustments	—	4	—

Regulatory capital	$810,635	866,588	810,635

Risk weighted assets	$4,391,984	4,391,984

Total adjusted average assets			$6,730,172

Capital as % of risk weighted assets	18.46%	19.73%	12.04%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.46%	9.73%

Dividend payments were $0.26 per share for the six months ended June 30, 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,915,073 has been issued as of June 30, 2011. The Company’s capacity to issue additional shares has been demonstrated with the most recent stock issuances in 2010 and 2008, although no assurances can be made that future stock issuances would be as successful. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.
Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by ALCO such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, FRB borrowings, federal funds purchased, wholesale deposits, and wholesale repurchase agreements. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Six	At or for the
	Months ended	Year ended
(Dollars in thousands)	June 30, 2011	December 31, 2010
FHLB advances
Amount outstanding at end of period	$628,000	761,064
Weighted interest rate on outstanding amount	0.62%	0.32%
Maximum outstanding at any month-end	$877,017	773,076
Average balance	$752,402	488,044
Weighted average interest rate	0.57%	0.39%

Repurchase agreements
Amount outstanding at end of period	$251,303	249,403
Weighted interest rate on outstanding amount	0.55%	0.63%
Maximum outstanding at any month-end	$251,303	252,083
Average balance	$237,542	227,202
Weighted average interest rate	0.58%	0.71%
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

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2011, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. The inability of borrowers to repay loans can erode earnings by reducing net interest income and by requiring the Company to add to its allowance for loan and lease losses. While the Company cannot accurately predict how long these conditions may exist, the challenging economy could continue to present risks for some time for the industry and Company. A further deterioration in economic conditions in the nation as a whole or in the Company’s markets could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:
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
The Company maintains an ALLL in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.
The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in ALLL and adversely affect the Company’s financial condition and results of operations.
The Company has a high degree of concentration in loans secured by real estate. A sluggish recovery, or a continuation of the downturn in the economic conditions or real estate values of the Company’s market areas, could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Company’s ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company’s financial condition and results of operations, perhaps materially.
There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2010 and the first two quarters of 2011. There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will depend on sufficient earnings to support them. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.

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
The Dodd-Frank Act established 1.35 percent as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35 percent from the former statutory minimum of 1.15 percent. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.
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
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Company’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have a material adverse impact on results of operations and financial condition.

Non-performing assets have increased and could continue to increase, which could adversely affect the Company’s results of operations and financial condition.
Non-performing assets (which include foreclosed real estate) adversely affect the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on growing the Company’s business. There can be no assurance that the Company will not experience further increases in non-performing assets in the future.
A decline in the fair value of the Company’s investment portfolio could adversely affect earnings.
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
Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Although the Company has not incurred an impairment of goodwill, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. An impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, an impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.
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
In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company’s capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock or borrowings by the Company, with proceeds contributed to the bank subsidiaries. Any such capital raising alternatives could dilute the holders of the Company’s outstanding common stock, and may adversely affect the market price of the Company’s common stock and performance measures such as earnings per share.

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
In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation 1) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, 2) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, 3) will lead to new capital requirements from federal banking agencies, 4) places new limits on electronic debt card interchange fees, and 5) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
The Company’s articles of incorporation include certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then-outstanding shares, unless it is either approved by the Board of Directors or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the effect of lengthening the time required for a person to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their Glacier Bancorp, Inc. common stock, even in circumstances where such action is favored by a majority of the Company’s shareholders.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable
ITEM 3. Defaults upon Senior Securities
(a)	Not Applicable

(b)	Not Applicable
ITEM 5. Other Information
(a)	Not Applicable

(b)	Not Applicable

ITEM 6. Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 101	—	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
August 8, 2011	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

August 8, 2011	/s/ Ron J. Copher
Ron J. Copher
Senior Vice President/CFO