Form 10-Q
period 2011-09-30
GLACIER BANCORP INC
filed 2011-11-08
CIK 868671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Registrant’s common stock outstanding on October 20, 2011 was 71,915,073. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.

Quarterly Report on Form 10-Q

Index

Page
Part I. Financial Information

Item 1 – Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition – September 30, 2011 and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2010 and Nine Months ended September 30, 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	65

Item 4 – Controls and Procedures	65

Part II. Other Information	66

Item 1 – Legal Proceedings	66

Item 1A – Risk Factors	66

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3 – Defaults upon Senior Securities	73

Item 5 – Other Information	73

Item 6 – Exhibits	73

Signatures	73

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2011	December 31, 2010
Assets
Cash on hand and in banks	$98,151	71,465
Interest bearing cash deposits	35,620	33,626

Cash and cash equivalents	133,771	105,091
Investment securities, available-for-sale	2,935,011	2,395,847
Loans held for sale	67,876	76,213
Loans receivable	3,523,582	3,749,289
Allowance for loan and lease losses	(138,093)	(137,107)

Loans receivable, net	3,385,489	3,612,182
Premises and equipment, net	157,734	152,492
Other real estate owned	93,649	73,485
Accrued interest receivable	35,296	30,246
Deferred tax asset	20,572	40,284
Core deposit intangible, net	8,841	10,757
Goodwill	106,100	146,259
Non-marketable equity securities	49,691	65,040
Other assets	48,659	51,391

Total assets	$7,042,689	6,759,287

Liabilities
Non-interest bearing deposits	$996,265	855,829
Interest bearing deposits	3,774,263	3,666,073
Federal funds purchased	45,000	—
Securities sold under agreements to repurchase	301,820	249,403
Federal Home Loan Bank advances	889,053	965,141
Other borrowed funds	14,792	20,005
Subordinated debentures	125,239	125,132
Accrued interest payable	5,693	7,245
Other liabilities	39,176	32,255

Total liabilities	6,191,301	5,921,083

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	642,880	643,894
Retained earnings - substantially restricted	168,139	193,063
Accumulated other comprehensive income	39,650	528

Total stockholders’ equity	851,388	838,204

Total liabilities and stockholders’ equity	$7,042,689	6,759,287

Number of common stock shares issued and outstanding	71,915,073	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income
Residential real estate loans	$7,990	11,367	24,862	34,621
Commercial loans	32,585	35,734	98,620	109,409
Consumer and other loans	10,224	10,599	30,885	31,959
Investment securities, available-for-sale	20,634	14,403	57,001	43,330

Total interest income	71,433	72,103	211,368	219,319

Interest Expense
Deposits	6,218	9,142	19,890	27,695
Securities sold under agreements to repurchase	357	412	1,033	1,227
Federal Home Loan Bank advances	3,491	2,318	9,132	7,083
Federal funds purchased and other borrowed funds	60	26	155	242
Subordinated debentures	1,171	1,683	4,087	4,967

Total interest expense	11,297	13,581	34,297	41,214

Net Interest Income	60,136	58,522	177,071	178,105
Provision for loan losses	17,175	19,162	55,825	57,318

Net interest income after provision for loan losses	42,961	39,360	121,246	120,787

Non-Interest Income
Service charges and other fees	11,563	11,956	33,101	32,117
Miscellaneous loan fees and charges	973	1,266	2,878	3,651
Gain on sale of loans	5,121	7,367	14,106	17,391
Gain on sale of investments	813	2,041	346	2,597
Other income	2,466	1,355	5,751	5,830

Total non-interest income	20,936	23,985	56,182	61,586

Non-Interest Expense
Compensation, employee benefits and related expense	21,607	22,235	64,380	65,243
Occupancy and equipment expense	6,027	6,034	17,709	17,970
Advertising and promotions	1,762	1,912	4,881	5,148
Outsourced data processing expense	740	750	2,304	2,205
Other real estate owned expense	7,198	9,655	14,359	19,346
Federal Deposit Insurance Corporation premiums	1,638	2,633	6,159	6,998
Core deposit intangibles amortization	599	801	1,916	2,422
Goodwill impairment charge	40,159	—	40,159	—
Other expense	8,568	7,995	25,127	22,880

Total non-interest expense	88,298	52,015	176,994	142,212

(Loss) Earnings Before Income Taxes	(24,401)	11,330	434	40,161
Federal and state income tax (benefit) expense	(5,353)	1,885	(2,689)	7,424

Net (Loss) Earnings	$(19,048)	9,445	3,123	32,737

Basic (loss) earnings per share	$(0.27)	0.13	0.04	0.48
Diluted (loss) earnings per share	$(0.27)	0.13	0.04	0.48
Dividends declared per share	$0.13	0.13	0.39	0.39
Average outstanding shares - basic	71,915,073	71,915,073	71,915,073	68,897,348
Average outstanding shares - diluted	71,915,073	71,915,073	71,915,073	68,899,228

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

Year ended December 31, 2010 and Nine Months ended September 30, 2011

	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp- rehensive (Loss) Income	Total Stock- holders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890
Comprehensive income:
Net earnings	—	—	—	42,330	—	42,330
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	876	876

Total comprehensive income						43,206

Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock options exercised	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock based compensation and related taxes	—	—	850	—	—	850

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income:
Net earnings	—	—	—	3,123	—	3,123
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	39,122	39,122

Total comprehensive income						42,245

Cash dividends declared ($0.39 per share)	—	—	—	(28,047)	—	(28,047)
Stock based compensation and related taxes	—	—	(1,014)	—	—	(1,014)

Balance at September 30, 2011	71,915,073	$719	642,880	168,139	39,650	851,388

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30
(Dollars in thousands)	2011	2010
Operating Activities
Net cash provided by operating activities	$158,495	98,834

Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	670,810	438,937
Purchases of investment securities, available-for-sale	(1,171,083)	(734,807)
Principal collected on loans	678,236	660,277
Loans originated or acquired	(577,733)	(610,214)
Net decrease (increase) of non-marketable equity securities	15,357	(1,819)
Proceeds from sale of other real estate owned	31,356	36,713
Net addition of premises and equipment and other real estate owned	(13,560)	(10,943)

Net cash used in investment activities	(366,617)	(221,856)

Financing Activities
Net increase in deposits	248,626	317,689
Net increase in securities sold under agreements to repurchase	52,417	25,103
Net decrease in Federal Home Loan Bank advances	(76,088)	(211,183)
Net decrease in Federal Reserve Bank discount window	—	(225,000)
Net increase in federal funds purchased and other borrowed funds	39,894	3,749
Cash dividends paid	(28,047)	(28,047)
Deficiencies in benefits related to the exercise of stock options	—	(4)
Proceeds from exercise of stock options and other stock issued	—	145,654

Net cash provided by financing activities	236,802	27,961

Net increase (decrease) in cash and cash equivalents	28,680	(95,061)
Cash and cash equivalents at beginning of period	105,091	210,575

Cash and cash equivalents at end of period	$133,771	115,514

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$35,850	41,392
Cash paid during the period for income taxes	6,319	9,371
Sale and refinancing of other real estate owned	4,333	9,637
Other real estate acquired in settlement of loans	64,478	67,343

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Nature of Operations and Summary of Significant Accounting Policies

General

Glacier Bancorp, Inc. (the “Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company is a regional multi-bank holding company that provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its bank subsidiaries (collectively referred to hereafter as the “Banks”). The bank subsidiaries are subject to competition from other financial service providers. The bank subsidiaries are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2011, stockholders’ equity and comprehensive income for the nine months ended September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated statement of financial condition and statement of stockholders’ equity and comprehensive income of the Company as of and for the year ended December 31, 2010 have been derived from the audited consolidated statements of the Company as of that date.

The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”), 2) the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans, and 3) the evaluation of goodwill impairment. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investments are obtained from independent parties. Estimates relating to the evaluation of goodwill impairment are determined based on independent party valuations and internal calculations using significant independent party inputs.

Principles of Consolidation

As of September 30, 2011, the Company is the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Valley Bank of Helena (“Valley”), Big Sky Western Bank (“Big Sky”), and First Bank of Montana (“First Bank-MT”), all located in Montana; Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho; 1st Bank (“1st Bank”) and First Bank of Wyoming, formerly First National Bank & Trust, (“First Bank-WY”) located in Wyoming; and Bank of the San Juans (“San Juans”) located in Colorado. Effective June 30, 2011, First Bank-WY changed from a national bank charter to a Wyoming bank charter. All significant inter-company transactions have been eliminated in consolidation.

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

The following abbreviated organizational chart illustrates the Company’s various relationships as of September 30, 2011:

Glacier Bancorp, Inc. (Parent Holding Company)

Glacier Bank (MT Community Bank)	Mountain West Bank (ID Community Bank)	First Security Bank of Missoula (MT Community Bank)	Western Security Bank (MT Community Bank)

1st Bank (WY Community Bank)	Valley Bank of Helena (MT Community Bank)	Big Sky Western Bank (MT Community Bank)	First Bank of Wyoming (WY Community Bank)

Citizens Community Bank (ID Community Bank)	First Bank of Montana (MT Community Bank)	Bank of the San Juans (CO Community Bank)	GBCI Other Real Estate

Glacier Capital Trust II	Glacier Capital Trust III	Glacier Capital Trust IV	Citizens (ID) Statutory Trust I

San Juans Trust I	First Company Statutory Trust 2001	First Company Statutory Trust 2003

Variable Interest Entities

A variable interest entity (“VIE”) exists 1) when either the entity’s total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of new markets tax credits (“NMTC”). The Company also has equity investments in low-income housing tax credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investment and determined that the Company continues to be the primary beneficiary of such VIEs. As the primary beneficiary of these VIEs, the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated financial statements at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$30,634	—	29,239	—
Premises and equipment, net	—	15,015	—	9,637
Accrued interest receivable	112	—	112	—
Other assets	1,365	127	1,369	102

Total assets	$32,111	15,142	30,720	9,739

Liabilities
Other borrowed funds	$4,629	3,306	4,629	1,617
Accrued interest payable	4	2	2	9
Other liabilities	56	334	81	289

Total liabilities	$4,689	3,642	4,712	1,915

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Impact of Recent Authoritative Accounting Guidance

The Accounting Standards CodificationTM (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

In September 2011, FASB issued amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other. The amendments provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the entity concludes it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective prospectively during interim and annual periods beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In June 2011, FASB issued amendments to FASB ASC Topic 220, Comprehensive Income. The amendments provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments are effective retrospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In May 2011, FASB issued amendments to FASB ASC Topic 820, Fair Value Measurement. The amendments were to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In April 2011, FASB issued amendments to FASB ASC Topic 310, Receivables. The amendments provide additional guidance or clarification regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The amendment provides further guidance as to when the creditor has granted a concession and the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the information relating to troubled debt restructurings which was deferred in January 2011 by Accounting Standards Update No. 2011-01, Topic 310, Receivables (Topic 310), for interim and annual periods beginning on or after June 15, 2011. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In December 2010, FASB issued amendments to FASB ASC Topic 805, Business Combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In December 2010, FASB issued amendments to FASB ASC Topic 350, Intangibles – Goodwill and Other. The amendments affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

2)	Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	September 30, 2011
(Dollars in thousands)	Weighted Yield	Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. government and federal agency
Maturing after one year through five years	1.62%	$205	4	—	209
U.S. government sponsored enterprises
Maturing within one year	1.71%	4,410	44	—	4,454
Maturing after one year through five years	2.39%	28,688	820	—	29,508
Maturing after five years through ten years	1.90%	81	—	—	81

	2.29%	33,179	864	—	34,043

State and local governments and other issues
Maturing within one year	3.27%	750	4	—	754
Maturing after one year through five years	2.34%	126,006	2,353	(986)	127,373
Maturing after five years through ten years	2.68%	59,301	1,634	(28)	60,907
Maturing after ten years	4.86%	793,861	53,905	(642)	847,124

	4.40%	979,918	57,896	(1,656)	1,036,158

Collateralized debt obligations
Maturing after ten years	8.03%	8,937	—	(2,487)	6,450
Residential mortgage-backed securities	1.87%	1,847,569	14,509	(3,927)	1,858,151

Total investment securities	2.76%	$2,869,808	73,273	(8,070)	2,935,011

	December 31, 2010
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing after one year through five years	1.62%	$207	4	—	211
U.S. government sponsored enterprises
Maturing after one year through five years	2.38%	40,715	715	—	41,430
Maturing after five years through ten years	1.94%	84	—	—	84
Maturing after ten years	0.73%	4	—	—	4

	2.38%	40,803	715	—	41,518

State and local governments and other issues
Maturing within one year	4.06%	1,091	20	(5)	1,106
Maturing after one year through five years	3.70%	8,341	214	(10)	8,545
Maturing after five years through ten years	3.73%	18,675	379	(56)	18,998
Maturing after ten years	4.91%	639,364	5,281	(15,873)	628,772

	4.86%	667,471	5,894	(15,944)	657,421

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,583)	6,595
Residential mortgage-backed securities	2.23%	1,675,319	17,569	(2,786)	1,690,102

Total investment securities	3.00%	$2,394,978	24,182	(23,313)	2,395,847

Included in residential mortgage-backed securities is $52,912,000 and $68,051,000 as of September 30, 2011 and December 31, 2010, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the constant yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax benefit.

The cost of each investment sold is determined by specific identification. Gain on sale of investments consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross proceeds	$10,708	62,779	18,916	95,102
Less amortized cost	(9,895)	(60,738)	(18,570)	(92,505)

Net gain on sale of investments	$813	2,041	346	2,597

Gross gain on sale of investments	$825	2,041	1,048	3,390
Gross loss on sale of investments	(12)	—	(702)	(793)

Net gain on sale of investments	$813	2,041	346	2,597

Investments with an unrealized loss position are summarized as follows:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments and other issues	$34,438	(1,033)	17,814	(623)	52,252	(1,656)
Collateralized debt obligations	—	—	6,450	(2,487)	6,450	(2,487)
Residential mortgage-backed securities	528,985	(3,500)	9,521	(427)	538,506	(3,927)

Total temporarily impaired securities	$563,423	(4,533)	33,785	(3,537)	597,208	(8,070)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments and other issues	$365,164	(14,680)	13,122	(1,264)	378,286	(15,944)
Collateralized debt obligations	—	—	6,595	(4,583)	6,595	(4,583)
Residential mortgage-backed securities	364,925	(1,585)	19,304	(1,201)	384,229	(2,786)

Total temporarily impaired securities	$730,089	(16,265)	39,021	(7,048)	769,110	(23,313)

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

In evaluating securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired securities. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. With respect to its impaired securities at September 30, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired securities.

Based on an analysis of its impaired securities as of September 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.

3)	Loans Receivable, Net

The following schedules disclose the recorded investment in loans and ALLL on a portfolio class basis:

	Three Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$139,795	17,412	79,885	19,615	13,625	9,258
Provision for loan losses	17,175	2,846	9,729	2,399	1,444	757
Charge-offs	(19,980)	(1,030)	(14,531)	(1,557)	(1,448)	(1,414)
Recoveries	1,103	35	607	166	225	70

Balance at end of period	$138,093	19,263	75,690	20,623	13,846	8,671

	At or for the Nine Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	55,825	2,143	33,426	9,006	3,859	7,391
Charge-offs	(58,298)	(4,187)	(35,850)	(8,723)	(3,751)	(5,787)
Recoveries	3,459	350	1,967	408	404	330

Balance at end of period	$138,093	19,263	75,690	20,623	13,846	8,671

Allowance for loan and lease losses
Individually evaluated for impairment	$14,946	2,223	7,617	3,738	488	880
Collectively evaluated for impairment	123,147	17,040	68,073	16,885	13,358	7,791

Total allowance for loan and lease losses	$138,093	19,263	75,690	20,623	13,846	8,671

Loans receivable
Individually evaluated for impairment	$267,926	27,348	176,747	46,287	11,391	6,153
Collectively evaluated for impairment	3,255,656	491,438	1,526,364	587,346	439,842	210,666

Total loans receivable	$3,523,582	518,786	1,703,111	633,633	451,233	216,819

	December 31, 2010
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$16,871	2,793	10,184	2,649	504	741
Collectively evaluated for impairment	120,236	18,164	65,963	17,283	12,830	5,996

Total allowance for loan and lease losses	$137,107	20,957	76,147	19,932	13,334	6,737

Loans receivable
Individually evaluated for impairment	$225,052	29,480	165,784	21,358	6,138	2,292
Collectively evaluated for impairment	3,524,237	603,397	1,630,719	633,230	476,999	179,892

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, premiums, and discounts of $3,299,000 and $6,001,000 are included in the loans receivable balance at September 30, 2011 and December 31, 2010, respectively.

The following is a summary of activity in the ALLL:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of the period	$139,795	141,665	137,107	142,927
Provision for loan losses	17,175	19,162	55,825	57,318
Charge-offs	(19,980)	(27,284)	(58,298)	(68,868)
Recoveries	1,103	714	3,459	2,880

Balance at end of the period	$138,093	134,257	138,093	134,257

The Company considers its impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Loan impairment is measured in the same manner for each class within the loan portfolio. Interest income recognized on impaired loans for the periods ended September 30, 2011 and December 31, 2010 was not significant.

The following schedules disclose the impaired loans by portfolio class of loans:

	At or for the Three or Nine Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$77,478	13,001	37,739	22,393	1,915	2,430
Unpaid principal balance	86,044	13,077	45,779	22,620	2,138	2,430
Valuation allowance	14,946	2,223	7,617	3,738	488	880
Average impaired loans - three months	65,164	11,664	35,305	13,767	1,346	3,082
Average impaired loans - nine months	64,159	10,134	38,513	11,222	1,301	2,989

Loans without a specific valuation allowance
Recorded balance	$190,448	14,347	139,008	23,894	9,476	3,723
Unpaid principal balance	223,083	16,043	160,583	31,423	10,949	4,085
Average impaired loans - three months	173,246	14,492	126,341	20,877	8,914	2,622
Average impaired loans - nine months	165,993	15,077	123,292	17,985	7,836	1,803

Totals
Recorded balance	$267,926	27,348	176,747	46,287	11,391	6,153
Unpaid principal balance	309,127	29,120	206,362	54,043	13,087	6,515
Valuation allowance	14,946	2,223	7,617	3,738	488	880
Average impaired loans - three months	238,410	26,156	161,646	34,644	10,260	5,704
Average impaired loans - nine months	230,152	25,211	161,805	29,207	9,137	4,792

	At or for the Year ended December 31, 2010
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$65,170	12,473	44,338	5,898	732	1,729
Unpaid principal balance	73,195	12,970	50,614	6,934	945	1,732
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	71,192	10,599	51,627	5,773	1,514	1,679

Loans without a specific valuation allowance
Recorded balance	$159,882	17,007	121,446	15,460	5,406	563
Unpaid principal balance	186,280	20,399	142,141	16,909	6,204	627
Average impaired loans	152,364	18,402	109,136	17,412	5,696	1,718

Totals
Recorded balance	$225,052	29,480	165,784	21,358	6,138	2,292
Unpaid principal balance	259,475	33,369	192,755	23,843	7,149	2,359
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	223,556	29,001	160,763	23,185	7,210	3,397

The following is a loan portfolio aging analysis on a portfolio class basis:

	September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$13,236	893	6,290	2,734	1,373	1,946
Accruing loans 60-89 days past due	7,894	1,515	3,645	1,688	617	429
Accruing loans 90 days or more past due	4,002	1,143	692	2,063	87	17
Non-accual loans	151,753	13,764	104,083	22,101	10,462	1,343

Total past due and non-accrual loans	176,885	17,315	114,710	28,586	12,539	3,735
Current loans receivable	3,346,697	501,471	1,588,401	605,047	438,694	213,084

Total loans receivable	$3,523,582	518,786	1,703,111	633,633	451,233	216,819

	December 31, 2010
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$36,545	13,450	11,399	6,262	3,031	2,403
Accruing loans 60-89 days past due	8,952	1,494	4,424	1,053	1,642	339
Accruing loans 90 days or more past due	4,531	506	731	2,320	910	64
Non-accual loans	192,505	23,095	142,334	18,802	5,431	2,843

Total past due and non-accrual loans	242,533	38,545	158,888	28,437	11,014	5,649
Current loans receivable	3,506,756	594,332	1,637,615	626,151	472,123	176,535

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A TDR loan is considered an impaired loan and a specific valuation allowance is established when the fair value of the collateral-dependent loan or present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate based on the original contractual rate) is lower than the carrying value of the impaired loan. The Company made the following types of loan modifications, some of which were considered a TDR:

•	Reduction of the stated interest rate for the remaining term of the debt;

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics; and

•	Reduction of the face amount of the debt as stated in the debt agreements.

The following is a summary of the TDRs that have occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	76	5	25	34	8	4
Pre-modification outstanding balance	$28,544	2,861	19,033	3,844	1,397	1,409
Post-modification outstanding balance	$26,879	2,702	17,533	3,831	1,399	1,414
Troubled debt restructurings that subsequently defaulted
Number of loans	37	4	13	16	3	1
Recorded balance	$26,700	934	20,630	2,686	2,351	99

	Nine Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	246	15	84	117	14	16
Pre-modification outstanding balance	$112,748	11,896	77,025	15,312	4,372	4,143
Post-modification outstanding balance	$110,111	11,737	75,178	15,269	4,374	3,553
Troubled debt restructurings that subsequently defaulted
Number of loans	65	7	27	21	9	1
Recorded balance	$56,831	1,828	47,520	3,038	4,346	99

The majority of TDRs occurring in each loan class was a result of extensions of the maturity date and in total accounted for approximately 67 percent of the TDRs. For commercial real estate, the class with the largest amount of TDRs, approximately 63 percent were extensions of the maturity date, 10 percent were reductions in the interest rate, and 19 percent were a combination of extensions of the maturity date, reductions in the interest rate or reductions in the loan balance.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $20,745,000 and $79,703,000 for the three and nine months ended September 30, 2011, respectively, for which other real estate owned was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate.

As a result of adopting the FASB amendment relating to TDRs during the third quarter of 2011, the Company reassessed all loan restructurings that occurred during the first six months of 2011 for potential identification as TDRs. With respect to loan restructurings occurring in the first six months of 2011, the Company newly identified $74,557,000 as TDRs all of which are considered impaired as of September 30, 2011. Of these newly identified TDRs, $53,319,000 were not previously identified as impaired loans; such loans had a valuation allowance of $3,221,000 as of September 30, 2011. The remaining $21,238,000 of newly identified TDRs were previously considered to be impaired and the Company continues to allocate a specific valuation allowance.

4)	Goodwill

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

	At or for the Three or Nine Months ended September 30,
(Unaudited - Dollars in thousands)	2011	2010
Net carrying value at beginning of period	$146,259	146,259
Impairment charge	(40,159)	—

Net carrying value at end of period	106,100	146,259

Gross carrying value	146,259	146,259
Accumulated impairment charge	(40,159)	—

Net carrying value	$106,100	146,259

The Company tests goodwill for impairment at the bank subsidiary level annually during the third quarter. In addition, goodwill of a subsidiary is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a bank subsidiary below its carrying amount. Due to high levels of volatility and dislocation in bank stock prices nationwide during the third quarter 2011, as well as the Company’s internal evaluation process, the Company engaged an independent valuation firm to determine the implied fair value of Mountain West Bank and 1st Bank. These two bank subsidiaries were selected because of Mountain West’s losses and decline in credit quality and 1st Bank’s significant amount of goodwill relative to its total assets. The implied fair value of these bank subsidiaries was estimated using the quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. As a result of the evaluation, the Company determined the goodwill of $23,159,000 ($15,613,000 after-tax) at Mountain West was fully impaired and the goodwill of $41,718,000 at 1st Bank was partially impaired by $17,000,000. The remaining goodwill of $81,382,000 at the other bank subsidiaries was not determined to be impaired at September 30, 2011.

5)	Comprehensive Income

The Company’s only component of comprehensive income other than net earnings is the unrealized gain or loss, net of tax, on available-for-sale securities.

(Dollars in thousands)	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net (loss) earnings	$(19,048)	9,445	3,123	32,737
Unrealized holding gains arising during the period	25,498	14,620	64,680	30,208
Tax expense	(9,993)	(5,730)	(25,348)	(11,839)

Net after tax	15,505	8,890	39,332	18,369
Reclassification adjustment for gains included in net (loss) earnings	(813)	(2,041)	(346)	(2,597)
Tax expense	319	800	136	1,018

Net after tax	(494)	(1,241)	(210)	(1,579)
Net unrealized gain on securities	15,011	7,649	39,122	16,790

Total comprehensive (loss) income	$(4,037)	17,094	42,245	49,527

6)	Earnings Per Share

Basic (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period presented. Diluted (loss) earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted (loss) earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net (loss) earnings available to common stockholders, basic and diluted	$(19,048,000)	9,445,000	3,123,000	32,737,000
Average outstanding shares - basic	71,915,073	71,915,073	71,915,073	68,897,348
Add: dilutive stock options	—	—	—	1,880

Average outstanding shares - diluted	71,915,073	71,915,073	71,915,073	68,899,228

Basic (loss) earnings per share	$(0.27)	0.13	0.04	0.48

Diluted (loss) earnings per share	$(0.27)	0.13	0.04	0.48

There were 1,597,959 and 2,309,410 stock options excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2011 and 2010, respectively, due to the option exercise price exceeding the market price.

7)	Fair Value of Assets and Liabilities

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

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2011.

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

The following schedules disclose the major classes of assets measured at fair value on a recurring basis:

	September 30, 2011
(Dollars in thousands)	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$209	—	209	—
U.S. government sponsored enterprises	34,043	—	34,043	—
State and local governments and other issues	1,036,158	—	1,036,158	—
Collateralized debt obligations	6,450	—	—	6,450
Residential mortgage-backed securities	1,858,151	—	1,858,079	72

Total assets measured at fair value on a recurring basis	$2,935,011	—	2,928,489	6,522

	December 31, 2010
(Dollars in thousands)	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$211	—	211	—
U.S. government sponsored enterprises	41,518	—	41,518	—
State and local governments and other issues	657,421	—	657,421	—
Collateralized debt obligations	6,595	—	—	6,595
Residential mortgage-backed securities	1,690,102	—	1,689,946	156

Total assets measured at fair value on a recurring basis	$2,395,847	—	2,389,096	6,751

The following schedules reconcile the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2011 and the year ended December 31, 2010:

	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2010	$6,751	6,595	156
Total unrealized gains (losses) included in other comprehensive income	2,011	2,095	(84)
Amortization, accretion and principal payments	(2,240)	(2,240)	—

Balance as of September 30, 2011	$6,522	6,450	72

	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Total	State and Local Governments and Other Issues	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains included in other comprehensive income	3,381	—	3,276	105
Amortization, accretion and principal payments	(1,510)	—	(1,510)	—
Sales, maturities and calls	(3,020)	—	(1,960)	(1,060)
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of December 31, 2010	$6,751	—	6,595	156

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2011.

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

In determining fair values of other real estate owned and the collateral-dependent impaired loans, the Company considers the appraisal or evaluation as the starting point for determining fair value. The Company also considers other factors and events in the environment that may affect the fair value.

Goodwill: Goodwill is evaluated for impairment at the bank subsidiary level at least annually. As a result of a goodwill impairment assessment performed by an independent valuation firm for two of the Company’s bank subsidiaries, Mountain West and 1st Bank, a goodwill impairment charge was recorded during the third quarter of 2011. The key inputs used to determine the implied fair value of such bank subsidiaries and the corresponding amount of the impairment charge included quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. These inputs are classified within Level 3 of the fair value hierarchy.

The following schedules disclose the major classes of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

	September 30, 2011
(Dollars in thousands)	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$26,634	—	—	26,634
Collateral-dependent impaired loans, net of allowance for loan and lease losses	57,398	—	—	57,398
Goodwill	24,718	—	—	24,718

Total assets measured at fair value on a non-recurring basis with a recorded change	$108,750	—	—	108,750

	December 31, 2010
(Dollars in thousands)	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$17,492	—	—	17,492
Collateral-dependent impaired loans, net of allowance for loan and lease losses	47,283	—	—	47,283

Total assets measured at fair value on a non-recurring basis with a recorded change	$64,775	—	—	64,775

The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Assets

Cash and cash equivalents and accrued interest receivable: fair value is estimated at book value of such financial assets.

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

Liabilities

Accrued interest payable: fair value is estimated at book value of such financial liabilities.

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates.

Advances from Federal Home Loan Bank (“FHLB”): fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

Securities sold under agreements to repurchase (“repurchase agreements”), federal funds purchased and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements, federal funds purchased and other borrowings is book value.

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

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$133,771	133,771	105,091	105,091
Investment securities, available-for-sale	2,935,011	2,935,011	2,395,847	2,395,847
Loans held for sale	67,876	67,876	76,213	76,213
Loans receivable, net of allowance for loan and lease losses	3,385,489	3,468,786	3,612,182	3,631,716
Accrued interest receivable	35,296	35,296	30,246	30,246
Non-marketable equity securities	49,691	49,691	65,040	65,040

Total financial assets	$6,607,134	6,690,431	6,284,619	6,304,153

Financial liabilities
Deposits	$4,770,528	4,780,467	4,521,902	4,533,974
FHLB advances	889,053	920,108	965,141	974,853
Repurchase agreements, federal funds purchased and other borrowed funds	361,612	361,620	269,408	269,414
Subordinated debentures	125,239	63,173	125,132	70,404
Accrued interest payable	5,693	5,693	7,245	7,245

Total financial liabilities	$6,152,125	6,131,061	5,888,828	5,855,890

8)	Operating Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s operating segments include each of the individual bank subsidiaries, GORE and the Parent.

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

The following schedules provide selected financial data for the Company’s operating segments:

	At or for the Three Months ended September 30, 2011
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$18,283	17,311	13,733	9,156	8,085	5,521	4,796	4,337
Intersegment revenues	69	139	19	13	20	87	9	14
Expenses	(14,042)	(36,942)	(10,465)	(6,105)	(23,234)	(3,686)	(4,128)	(3,234)

Net earnings (loss)	$4,310	(19,492)	3,287	3,064	(15,129)	1,922	677	1,117

Total assets	$1,363,055	1,085,135	1,093,500	798,825	770,887	437,756	384,173	376,854

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Consolidated
External revenues	$4,607	2,679	2,771	390	672	28		92,369
Intersegment revenues	—	11	35	—	(15,338)	14,922		—
Expenses	(3,403)	(1,626)	(2,647)	(1,052)	(4,677)	3,824		(111,417)

Net earnings (loss)	$1,204	1,064	159	(662)	(19,343)	18,774		(19,048)

Total assets	$346,265	251,718	235,862	12,182	996,556	(1,110,079)		7,042,689

	At or for the Three Months ended September 30, 2010
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$18,988	21,498	13,871	9,075	8,134	5,715	4,983	3,824
Intersegment revenues	218	197	41	130	81	165	—	21
Expenses	(15,326)	(25,208)	(11,549)	(7,212)	(6,782)	(3,951)	(4,444)	(3,214)

Net earnings (loss)	$3,880	(3,513)	2,363	1,993	1,433	1,929	539	631

Total assets	$1,332,594	1,177,317	948,692	682,635	655,334	341,219	365,254	305,353

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Consolidated
External revenues	$4,426	2,553	2,730	156	135	—		96,088
Intersegment revenues	106	96	125	—	14,442	(15,622)		—
Expenses	(3,795)	(1,725)	(2,323)	(754)	(4,712)	4,352		(86,643)

Net earnings (loss)	$737	924	532	(598)	9,865	(11,270)		9,445

Total assets	$271,309	183,672	212,152	19,757	997,670	(1,220,299)		6,272,659

	At or for the Nine Months ended September 30, 2011
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$53,553	52,462	39,900	26,201	23,787	15,961	14,290	11,448
Intersegment revenues	209	378	58	92	32	213	16	78
Expenses	(45,281)	(75,215)	(31,238)	(18,766)	(35,868)	(10,930)	(11,650)	(8,967)

Net earnings (loss)	$8,481	(22,375)	8,720	7,527	(12,049)	5,244	2,656	2,559

Total assets	$1,363,055	1,085,135	1,093,500	798,825	770,887	437,756	384,173	376,854

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
External revenues	$12,467	7,537	8,010	639	1,267	28		267,550
Intersegment revenues	30	85	121	—	15,821	(17,133)		—
Expenses	(9,966)	(4,746)	(7,250)	(2,177)	(14,345)	11,972		(264,427)

Net earnings (loss)	$2,531	2,876	881	(1,538)	2,743	(5,133)		3,123

Total assets	$346,265	251,718	235,862	12,182	996,556	(1,110,079)		7,042,689

	At or for the Nine Months ended September 30, 2010
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$56,692	62,631	39,524	26,014	23,863	16,605	14,918	11,523
Intersegment revenues	314	235	79	385	202	241	1	43
Expenses	(49,468)	(65,451)	(31,766)	(20,215)	(20,202)	(11,503)	(13,345)	(10,070)

Net earnings (loss)	$7,538	(2,585)	7,837	6,184	3,863	5,343	1,574	1,496

Total assets	$1,332,594	1,177,317	948,692	682,635	655,334	341,219	365,254	305,353

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
External revenues	$13,182	7,445	8,055	199	254	—		280,905
Intersegment revenues	134	178	149	—	46,963	(48,924)		—
Expenses	(11,207)	(5,121)	(6,919)	(1,022)	(14,060)	12,181		(248,168)

Net earnings (loss)	$2,109	2,502	1,285	(823)	33,157	(36,743)		32,737

Total assets	$271,309	183,672	212,152	19,757	997,670	(1,220,299)		6,272,659

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

•	costs or difficulties related to the integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become additionally impaired, which may have an adverse impact on our earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of our common stock and our ability to raise additional capital in the future;

•	competition from other financial services companies in our markets;

•	loss of services from the senior management team; and

•	the Company’s success in managing risks involved in the foregoing.

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

Non-GAAP Financial Measures

In addition to the results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this Form 10-Q contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP.

A reconciliation of certain GAAP financial measures to non-GAAP financial measures is disclosed in both the three month and nine month Performance Summary sections. The reconciling item between the GAAP and non-GAAP financial measures was the current quarter goodwill impairment charge (net of tax) of $32.6 million.

•

The goodwill impairment charge was $40.2 million with a tax benefit of $7.6 million which resulted in a goodwill impairment charge (net of tax) of $32.6 million. The tax benefit applied only to the $19.4 million of goodwill associated with taxable acquisitions and was determined based on the Company’s marginal income tax rate of 38.9 percent.

•	The diluted earnings per share reconciling item was determined based on the goodwill impairment charge (net of tax) divided by the weighted average diluted shares of 71,915,073.

•

The goodwill impairment charge (net of tax) was included but not annualized in determining annualized earnings for both the GAAP return on average assets and GAAP return on average equity. The average assets used in the GAAP and non-GAAP return on average assets ratios were $6.996 billion and $6.854 billion for the three and nine month periods, respectively. The average equity used in the GAAP and non-GAAP return on average equity ratios were $877 million and $860 million for the three and nine month periods, respectively.

Financial Condition Analysis

Assets

The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2010 and September 30, 2010:

(Unaudited - Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	$ Change from December 31, 2010	$ Change from September 30, 2010
Cash on hand and in banks	$98,151	71,465	83,684	26,686	14,467
Investment securities, interest bearing cash deposits and federal funds sold	2,970,631	2,429,473	1,791,970	541,158	1,178,661
Loans receivable
Residential real estate	518,786	632,877	672,409	(114,091)	(153,623)
Commercial	2,336,744	2,451,091	2,515,767	(114,347)	(179,023)
Consumer and other	668,052	665,321	680,858	2,731	(12,806)

Loans receivable	3,523,582	3,749,289	3,869,034	(225,707)	(345,452)
Allowance for loan and lease losses	(138,093)	(137,107)	(134,257)	(986)	(3,836)

Loans receivable, net	3,385,489	3,612,182	3,734,777	(226,693)	(349,288)

Other assets	588,418	646,167	662,228	(57,749)	(73,810)

Total assets	$7,042,689	6,759,287	6,272,659	283,402	770,030

Total assets at September 30, 2011 were $7.043 billion, which was $65 million, or 1 percent, greater than total assets of $6.978 billion at June 30, 2011 and $770 million, or 12 percent, greater than total assets of $6.273 billion at September 30, 2010.

Investment securities, including interest bearing deposits and federal funds sold, increased $152 million, or 5 percent, during the quarter and increased $1.179 billion, or 66 percent, from September 30, 2010. During the previous two quarters, the Company has purchased investment securities to primarily offset the lack of loan growth and to maintain interest income. The investment securities purchased during the current quarter were predominately U.S. Agency Collateralized Mortgage Obligations (“CMO”) with short weighted-average-lives. Investment securities represent 42 percent of total assets at September 30, 2011 versus 36 percent at December 31, 2010 and 29 percent at September 30, 2010. Excluding the increase in interest bearing cash deposits and unrealized gain on investment securities, the growth in the investment securities portfolio during the current quarter was $126 million compared to a decrease in the loan portfolio of $78.2 million during the current year.

At September 30, 2011, the loan portfolio was $3.524 billion, a decrease of $78.2 million, or 2 percent, during the quarter. Excluding net charge-offs of $18.9 million and loans transferred to other real estate owned of $14.9 million, loans decreased $44.4 million, or 1 percent, during the current quarter. During the first nine months of 2011, the loan portfolio decreased $226 million, or 6 percent, from total loans of $3.749 billion at December 31, 2010. Excluding net charge-offs of $54.8 million and loans transferred to other real estate owned of $64.5 million, loans decreased $106 million, or 3 percent, from December 31, 2010. During the past twelve months, the loan portfolio decreased $345 million, or 9 percent, over loans receivable of $3.869 billion at September 30, 2010. The largest decrease in dollars was in commercial loans which decreased $179 million, or 7 percent, from September 30, 2010. The largest percentage decrease was in real estate loans which decreased $154 million, or 23 percent, from September 30, 2010. The continued downturn in the economy and resulting lack of loan demand were the primary reasons for the decreases in the loan portfolio.

Other assets decreased $14.4 million from June 30, 2011 and decreased $73.8 million from September 30, 2010, such decreases including the current quarter goodwill impairment charge (net of tax) of $32.6 million.

Liabilities

The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2010 and September 30, 2010:

(Unaudited - Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	$ Change from December 31, 2010	$ Change from September 30, 2010
Non-interest bearing deposits	$996,265	855,829	887,637	140,436	108,628
Interest bearing deposits	3,774,263	3,666,073	3,530,204	108,190	244,059
Federal funds purchased	45,000	—	—	45,000	45,000
Repurchase agreements	301,820	249,403	237,609	52,417	64,211
FHLB advances	889,053	965,141	579,184	(76,088)	309,869
Other borrowed funds	14,792	20,005	17,386	(5,213)	(2,594)
Subordinated debentures	125,239	125,132	125,096	107	143
Other liabilities	44,869	39,500	41,889	5,369	2,980

Total liabilities	$6,191,301	5,921,083	5,419,005	270,218	772,296

As of September 30, 2011, non-interest bearing deposits of $996 million increased $79.4 million, or 9 percent, since June 30, 2011 and increased $109 million, or 12 percent, since September 30, 2010. The increase in non-interest bearing deposits was driven by the continued growth in the number of personal and business customers, as well as existing customers retaining cash deposits because of the uncertainty in the current economic environment and for liquidity purposes. Interest bearing deposits of $3.774 billion at September 30, 2011 included $186 million of reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). Interest bearing deposits increased $108 million, or 3 percent, from the prior year end and included a $69.8 million increase in wholesale deposits including reciprocal deposits. Interest bearing deposits increased $244 million, or 7 percent, since September 30, 2010 and included a $121 million increase in wholesale deposits including reciprocal deposits. The increase in deposits was 92 percent of the increase in total liabilities since prior year end and was 46 percent of the increase in total liabilities in the previous twelve months. These increases in deposits have been beneficial to the Company in funding the investment security growth at low costs over the prior twelve months. Repurchase agreements were $302 million at September 30, 2011, an increase of $52.4 million, or 21 percent, from December 31, 2010 and an increase of $64.2 million, or 27 percent, from September 30, 2010.

To fund growth in the investment securities portfolios, the Company’s level of borrowings has increased as needed to supplement deposit growth. Since prior year end, the Company’s level of borrowings has remained stable with a decrease of $76.1 million in Federal Home Loan Bank (“FHLB”) advances being partially offset by the increase in federal funds purchased of $45.0 million. The Company’s FHLB advances increased $310 million and federal funds purchased increased $45.0 million since September 30, 2010.

Stockholders’ Equity

The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2010 and September 30, 2010:

(Unaudited - Dollars in thousands, except per share data)	September 30, 2011	December 31, 2010	September 30, 2010	$ Change from December 31, 2010	$ Change from September 30, 2010
Common equity	$811,738	837,676	837,212	(25,938)	(25,474)
Accumulated other comprehensive income	39,650	528	16,442	39,122	23,208

Total stockholders’ equity	851,388	838,204	853,654	13,184	(2,266)
Goodwill and core deposit intangible, net	(114,941)	(157,016)	(157,774)	42,075	42,833

Tangible stockholders’ equity	$736,447	681,188	695,880	55,259	40,567

Stockholders’ equity to total assets	12.09%	12.40%	13.61%
Tangible stockholders’ equity to total tangible assets	10.63%	10.32%	11.38%
Book value per common share	$11.84	11.66	11.87	0.18	(0.03)
Tangible book value per common share	$10.24	9.47	9.68	0.77	0.56
Market price per share at end of period	$9.37	15.11	14.59	(5.74)	(5.22)

Tangible stockholders’ equity increased $40.6 million, or $0.56 per share since September 30, 2010 resulting in tangible stockholders’ equity to tangible assets of 10.63 percent and tangible book value per share of $10.24 as of September 30, 2011. Total stockholders’ equity and book value per share increased $13.2 million and $0.18 per share from the prior year end. The increase came primarily from accumulated other comprehensive income representing net unrealized gains or losses (net of tax) on the investment securities portfolio which was largely offset by the current quarter goodwill impairment charge (net of tax) of $32.6 million. The current quarter decrease in market price per share resulted from the high levels of volatility and dislocation in bank stock prices nationwide during the third quarter 2011.

On September 28, 2011, the Company’s Board of Directors declared a cash dividend of $0.13 per share, payable October 20, 2011 to shareholders of record on October 11, 2011. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Results of Operations – The Three Months ended September 30, 2011

Compared to the Three Months ended June 30, 2011 and September 30, 2010

Performance Summary

	Three Months ended
(Unaudited - Dollars in thousands, except per share data)	September 30, 2011	June 30, 2011	September 30, 2010
Net (loss) earnings (GAAP)	$(19,048)	11,886	9,445
Add goodwill impairment charge, net of tax	32,613	—	—

Operating earnings (non-GAAP)	$13,565	11,886	9,445

Diluted (loss) earnings per share (GAAP)	$(0.27)	0.17	0.13
Add goodwill impairment charge, net of tax	0.46	—	—

Diluted earnings per share (non-GAAP)	$0.19	0.17	0.13

Return on average assets (annualized) (GAAP)	-1.08%	0.69%	0.60%
Add goodwill impairment charge, net of tax	1.85%	—	—

Return on average assets (annualized) (non-GAAP)	0.77%	0.69%	0.60%

Return on average equity (annualized) (GAAP)	-8.61%	5.54%	4.37%
Add goodwill impairment charge, net of tax	14.74%	—	—

Return on average equity (annualized) (non-GAAP)	6.13%	5.54%	4.37%

Excluding the goodwill impairment charge (net of tax) of $32.6 million, operating earnings for the current quarter of $13.6 million or $0.19 per share, an increase of 46 percent from the prior year third quarter of $0.13 per share. Included in the per share quarterly results were gains (net of tax) of $497 thousand from the sale of investment securities in the current quarter and $1.2 million in the prior year third quarter. Operating earnings is considered a non-GAAP financial measure and additional information regarding this measurement and reconciliation is provided under the Non-GAAP Financial Measures section. Including the goodwill impairment charge, the net loss for the quarter was $19.0 million or $0.27 per share.

Revenue Summary

The following tables summarize revenue for the periods indicated, including the amount and percentage change from June 30, 2011 and September 30, 2010:

	Three Months ended
(Unaudited - Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Net interest income
Interest income	$71,433	71,562	72,103
Interest expense	11,297	11,331	13,581

Total net interest income	60,136	60,231	58,522
Non-interest income
Service charges, loan fees, and other fees	12,536	12,258	13,222
Gain on sale of loans	5,121	4,291	7,367
Gain (loss) on sale of investments	813	(591)	2,041
Other income	2,466	1,893	1,355

Total non-interest income	20,936	17,851	23,985

	$81,072	78,082	82,507

Net interest margin (tax-equivalent)	3.92%	4.01%	4.19%

(Unaudited - Dollars in thousands)	$ Change from June 30, 2011	$ Change from September 30, 2010	% Change from June 30, 2011	% Change from September 30, 2010
Net interest income
Interest income	$(129)	$(670)	0%	-1%
Interest expense	(34)	(2,284)	0%	-17%

Total net interest income	(95)	1,614	0%	3%
Non-interest income
Service charges, loan fees, and other fees	278	(686)	2%	-5%
Gain on sale of loans	830	(2,246)	19%	-30%
Gain (loss) on sale of investments	1,404	(1,228)	-238%	-60%
Other income	573	1,111	30%	82%

Total non-interest income	3,085	(3,049)	17%	-13%

	$2,990	$(1,435)	4%	-2%

Net Interest Income

The current quarter net interest income of $60.1 million remained stable compared to the prior quarter. There was a small decrease in interest income compared to the prior quarter as loan interest income decreased which was largely offset by the increased investment income as the asset mix continued to shift to investments. The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.92 percent, a decrease of 9 basis points from the prior quarter net interest margin of 4.01 percent. Such decrease was a result of the decrease of 11 basis points in yields on earning assets, most of which was from lower yielding investment securities.

Net interest income for the current quarter increased by $1.6 million from the same quarter last year. The primary reason for the increase was the reduction in interest expense of $2.3 million, or 17 percent, as a result of the bank subsidiaries continuing reduction in deposit rates and obtaining lower cost borrowings. The funding cost for the current quarter was 87 basis points compared to 89 basis points for the prior quarter was 119 basis points for the prior year third quarter. The current quarter interest income included $7.6 million of premium amortization (net of discount accretion) on CMOs, such amount was an increase of $3.4 million over the prior year third quarter premium amortization. The premium amortization in the current quarter accounted for a 46 basis point reduction in the net interest margin compared to a 28 basis point reduction in the net interest margin for the prior year third quarter. The current quarter net interest margin was 3.92 percent, a decrease of 27 basis points from the 4.19 percent net interest margin for the prior year third quarter. In addition to the CMO premium amortization, the lower yield and volume of loans along with an increase in lower yielding investment securities has continued to put pressure on the net interest margin. The current quarter net interest margin included a 4 basis points reduction from the reversal of interest on non-accrual loans.

Non-interest Income

Non-interest income for the current quarter totaled $20.9 million, an increase of $3.1 million over the prior quarter and a decrease of $3.0 million over the same quarter last year. Service charge fee income of $12.5 million increased $278 thousand, or 2 percent, from the prior quarter and decreased $686 thousand, or 5 percent, from the prior year third quarter. Gain on sale of loans increased $830 thousand, or 19 percent, over the prior quarter and decreased $2.2 million, or 30 percent, over the same quarter last year. Such changes were the result of an increase in refinance activity during the third quarter of 2011, although at much lower levels than the refinance volume in the third quarter of 2010. Gain on the sale of investment securities was $813 thousand for the current quarter compared to a loss of $591 thousand on the sale of investment securities in the prior quarter and a gain of $2.0 million in the prior year third quarter. Other income of $2.5 million for the current quarter was an increase of $573 thousand from the prior quarter and an increase of $1.1 million from prior year third quarter. Increases from the prior quarter and the prior year third quarter in other income are attributable to other real estate owned operating revenue, gain on sale of other real estate owned and rental income from low income housing tax credit investments. Other real estate owned operating revenue and gain on sale of other real estate owned was $903 thousand for the current quarter compared to $697 thousand for the prior quarter and $469 thousand for the prior year quarter.

Non-interest Expense

The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2011 and September 30, 2010:

	Three Months ended
(Unaudited - Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Compensation, employee benefits and related expense	$21,607	21,170	22,235
Occupancy and equipment expense	6,027	5,728	6,034
Advertising and promotions	1,762	1,635	1,912
Outsourced data processing expense	740	791	750
Other real estate owned expense	7,198	5,062	9,655
Federal Deposit Insurance Corporation premiums	1,638	2,197	2,633
Core deposit intangibles amortization	599	590	801
Other expense	8,568	9,047	7,995

Total non-interest expense before goodwill impairment charge	48,139	46,220	52,015
Goodwill impairment charge	40,159	—	—

Total non-interest expense	$88,298	46,220	52,015

(Unaudited - Dollars in thousands)	$ Change from June 30, 2011	$ Change from September 30, 2010	% Change from June 30, 2011	% Change from September 30, 2010
Compensation, employee benefits and related expense	$437	$(628)	2%	-3%
Occupancy and equipment expense	299	(7)	5%	0%
Advertising and promotions	127	(150)	8%	-8%
Outsourced data processing expense	(51)	(10)	-6%	-1%
Other real estate owned expense	2,136	(2,457)	42%	-25%
Federal Deposit Insurance Corporation premiums	(559)	(995)	-25%	-38%
Core deposit intangibles amortization	9	(202)	2%	-25%
Other expense	(479)	573	-5%	7%

Total non-interest expense before goodwill impairment charge	1,919	(3,876)	4%	-7%
Goodwill impairment charge	40,159	40,159	n/m	n/m

Total non-interest expense	$42,078	$36,283	91%	70%

Excluding the goodwill impairment charge, non-interest expense of $48.1 million for the quarter increased by $1.9 million, or 4 percent, from the prior quarter and decreased by $3.9 million, or 7 percent, from the prior year third quarter. Other real estate owned expense increased $2.1 million, or 42 percent, from the prior quarter and decreased $2.5 million, or 25 percent, from the prior year third quarter. The current quarter other real estate owned expense of $7.2 million included $1.3 million of operating expense, $4.5 million of fair value write-downs, and $1.4 million of loss on sale of other real estate owned. Other real estate owned expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosure properties.

Excluding other real estate owned expense, the Company and its bank subsidiaries continue to effectively manage other operating expenses. Compensation and employee benefits increased by $437 thousand, or 2 percent, from the prior quarter and decreased $628 thousand, or 3 percent, from the prior year third quarter. Occupancy and equipment expense increased $299 thousand, or 5 percent, from the prior quarter and was stable compared to the same quarter last year. Federal Deposit Insurance Corporation (“FDIC”) premiums decreased $559 thousand, or 25 percent, from the prior quarter and decreased $995 thousand, or 38 percent, from the prior year third quarter as a result of a change in the FDIC assessment calculation. Other expense decreased $479 thousand, or 5 percent, from the prior quarter and increased $573 thousand, or 7 percent, from the same quarter last year.

Efficiency Ratio

The efficiency ratio for the current quarter was 48 percent compared to 50 percent for the prior year third quarter. The lower efficiency ratio was primarily the result of a decrease in operating expenses and a decrease in interest expense.

Provision for Loan Losses

(Unaudited - Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Subsidiary Assets
Q3 2011	$17,175	18,877	3.92%	0.60%	3.49%
Q2 2011	19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%
Q2 2010	17,246	19,181	3.58%	0.92%	4.01%
Q1 2010	20,910	20,237	3.58%	1.53%	4.19%
Q4 2009	36,713	19,116	3.52%	2.15%	4.13%

The current quarter provision for loan losses was $17.2 million, a decrease of $2.0 million from the prior quarter and a decrease of $2.0 million from the third quarter in 2010. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision for loan loss expense at each subsidiary bank. Net charged-off loans for the current quarter were $18.9 million compared to $20.2 million for the prior quarter and $26.6 million for the third quarter in 2010. A real positive this quarter was the decrease in early stage delinquencies (accruing 30-89 days past due) as a percentage of loans which dropped from 1.14 percent in the prior quarter to 0.60 percent as of September 30, 2011.

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

Results of Operations – The Nine Months ended September 30, 2011

Compared to the Nine Months ended September 30, 2010

Performance Summary

	Nine Months ended
(Unaudited - Dollars in thousands, except per share data)	September 30, 2011	September 30, 2010
Net earnings (GAAP)	$3,123	32,737
Add goodwill impairment charge, net of tax	32,613	—

Operating earnings (non-GAAP)	$35,736	32,737

Diluted earnings per share (GAAP)	$0.04	0.48
Add goodwill impairment charge, net of tax	0.46	—

Diluted earnings per share (non-GAAP)	$0.50	0.48

Return on average assets (annualized) (GAAP)	0.22%	0.70%
Add goodwill impairment charge, net of tax	0.48%	—

Return on average assets (annualized) (non-GAAP)	0.70%	0.70%

Return on average equity (annualized) (GAAP)	1.76%	5.43%
Add goodwill impairment charge, net of tax	3.80%	—

Return on average equity (annualized) (non-GAAP)	5.56%	5.43%

Excluding the goodwill impairment charge, operating earnings for the nine month period ended September 30, 2011 was $35.7 million or $0.50 per share, an increase of 4 percent from the prior year first nine months. Operating earnings is considered a non-GAAP financial measure and additional information regarding this measurement and reconciliation is provided under the Non-GAAP Financial Measures section. Including the goodwill impairment charge, net earnings was $3.1 million or $0.04 per share for the nine month period ended September 30, 2011.

Revenue Summary

The following table summarizes revenue for the periods indicated, including the amount and percentage change from September 30, 2010:

	Nine Months ended
(Unaudited - Dollars in thousands)	September 30, 2011	September 30, 2010	$ Change	% Change
Net interest income
Interest income	$211,368	$219,319	$(7,951)	-4%
Interest expense	34,297	41,214	(6,917)	-17%

Total net interest income	177,071	178,105	(1,034)	-1%
Non-interest income
Service charges, loan fees, and other fees	35,979	35,768	211	1%
Gain on sale of loans	14,106	17,391	(3,285)	-19%
Gain on sale of investments	346	2,597	(2,251)	-87%
Other income	5,751	5,830	(79)	-1%

Total non-interest income	56,182	61,586	(5,404)	-9%

	$233,253	$239,691	$(6,438)	-3%

Net interest margin (tax-equivalent)	3.95%	4.32%

Net Interest Income

Net interest income for the first nine months of 2011 decreased $1.0 million, or 1 percent, over the same period last year as total interest income decreased $8.0 million, or 4 percent, while total interest expense decreased $6.9 million, or 17 percent. The decrease in interest income from the prior year resulted from the increase in premium amortization (as interest rates declined) coupled with the reduction in loan balances, the combination of which put further pressure on earning assets. Interest income also continues to reflect the Company’s purchase of a significant amount of investment securities over the course of several quarters at lower yields than the loans they replaced. Interest income included $24.2 million in premium amortization (net of discount accretion) on CMOs which was an increase of $15.1 million from prior year, such increase the result of the increased purchases of CMOs combined with the continued refinance activity. The premium amortization in the first nine months of 2011 accounted for a 51 basis point reduction in the net interest margin compared to a 21 basis point reduction in the net interest margin for the same period last year. The decrease in interest expense was primarily attributable to the rate decreases on interest bearing deposits and lower cost borrowings. The funding cost for the first nine months of 2011 was 91 basis points compared to 120 basis points for the same period last year.

The net interest margin decreased 37 basis points from 4.32 percent for the first nine months of 2010 to 3.95 for the same period in 2011, such decrease attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher premium amortization.

Non-interest Income

Non-interest income of $56.2 million for the first nine months of 2011 decreased $5.4 million over the same period in 2010. Gain on sale of loans decreased $3.3 million, or 19 percent, from the same period in 2010 due to a significant reduction in refinance activity. Excluding the prior year $1.8 million gain on the sale of Mountain West’s merchant card servicing portfolio, other income increased $1.7 million over the same period in 2010 of which $796 thousand relates to other real estate owned operating revenue and gain on sale of other real estate owned.

Non-interest Expense

The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from September 30, 2010:

	Nine Months ended
(Unaudited - Dollars in thousands)	September 30, 2011	September 30, 2010	$ Change	% Change
Compensation, employee benefits and related expense	$64,380	$65,243	$(863)	-1%
Occupancy and equipment expense	17,709	17,970	(261)	-1%
Advertising and promotions	4,881	5,148	(267)	-5%
Outsourced data processing expense	2,304	2,205	99	4%
Other real estate owned expense	14,359	19,346	(4,987)	-26%
Federal Deposit Insurance Corporation premiums	6,159	6,998	(839)	-12%
Core deposit intangibles amortization	1,916	2,422	(506)	-21%
Other expense	25,127	22,880	2,247	10%

Total non-interest expense before goodwill impairment charge	136,835	142,212	(5,377)	-4%
Goodwill impairment charge	40,159	—	40,159	n/m

Total non-interest expense	$176,994	$142,212	$34,782	24%

Excluding the goodwill impairment charge, non-interest expense for the first nine months of 2011 decreased by $5.4 million, or 4 percent, from the same period in 2010. Compensation and employee benefits decreased $863 thousand, or 1 percent, and occupancy and equipment expense decreased $261 thousand, or 1 percent, from the prior year same period. Other real estate owned expense of $14.4 million decreased $5.0 million, or 26 percent, from the prior year period. The other real estate owned expense for the first nine months of 2011 included $4.0 million of operating expenses, $6.9 million of fair value write-downs, and $3.5 million of loss on sale of other real estate owned. FDIC premiums decreased $839 thousand, or 12 percent, from the prior year period as a result of a change in the FDIC assessment calculation. Other expense increased $2.2 million, or 10 percent, from the prior year period primarily due to an increase of $988 thousand from debit card expenses and various other expense categories.

Efficiency Ratio

The efficiency ratio was 50 percent for both the first nine months of 2011 and 2010. There was a notable decrease in gain on sale of loans for the first nine months of 2011 compared to 2010 as refinance activity slowed during 2011. The decrease in gain on sale of loans was offset by increases in tax-exempt investment security income.

Provision for Loan Losses

The provision for loan losses was $55.8 million for 2011, a decrease of $1.5 million, or 3 percent, from the same period in 2010. Net charged-off loans during the first nine months of 2011 was $54.8 million, a decrease of $11.1 million from the same period in 2010.

Additional Management’s Discussion and Analysis

Loan Portfolio

The following unaudited tables summarize selected information by regulatory classification of the Company’s loan portfolio.

	Loans Receivable by Bank			% Change from 12/31/10	% Change from 9/30/10
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$799,292	866,097	891,508	-8%	-10%
Mountain West	706,589	821,135	884,648	-14%	-20%
First Security	584,172	571,925	575,980	2%	1%
Western	280,683	305,977	322,452	-8%	-13%
1st Bank	249,674	266,505	275,650	-6%	-9%
Valley	192,531	183,003	194,705	5%	-1%
Big Sky	232,053	249,593	259,474	-7%	-11%
First Bank-WY	134,952	143,224	151,134	-6%	-11%
Citizens	164,740	168,972	173,941	-3%	-5%
First Bank-MT	119,308	109,310	114,665	9%	4%
San Juans	134,592	143,574	143,616	-6%	-6%
Eliminations and other	(7,128)	(3,813)	(3,813)	87%	87%
Loans held for sale	(67,876)	(76,213)	(114,926)	-11%	-41%

Total	$3,523,582	3,749,289	3,869,034	-6%	-9%

	Land, Lot and Other Construction Loans by Bank			% Change from 12/31/10	% Change from 9/30/10
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$108,291	148,319	150,167	-27%	-28%
Mountain West	95,794	147,991	173,543	-35%	-45%
First Security	51,531	72,409	74,168	-29%	-31%
Western	20,444	29,535	30,552	-31%	-33%
1st Bank	22,054	29,714	29,520	-26%	-25%
Valley	14,046	12,816	13,423	10%	5%
Big Sky	45,514	53,648	56,440	-15%	-19%
First Bank-WY	7,363	12,341	12,630	-40%	-42%
Citizens	9,095	12,187	12,622	-25%	-28%
First Bank-MT	745	830	799	-10%	-7%
San Juans	24,566	30,187	31,389	-19%	-22%
Other	2,166	—	—	n/m	n/m

Total	$401,609	549,977	585,253	-27%	-31%

	Land, Lot and Other Construction Loans by Bank, by Type at 9/30/11
(Dollars in thousands)	Land Development	Consumer Land or Lot	Unimproved Land	Developed Lots for Operative Builders	Commercial Developed Lot	Other Construction
Glacier	$43,886	23,518	25,817	7,613	5,204	2,253
Mountain West	14,252	50,759	5,796	12,904	3,874	8,209
First Security	22,916	6,890	16,589	3,465	550	1,121
Western	9,914	4,397	2,993	537	1,698	905
1st Bank	4,858	7,738	2,762	263	1,554	4,879
Valley	1,996	4,656	1,375	—	3,368	2,651
Big Sky	13,333	14,770	7,711	972	2,772	5,956
First Bank-WY	1,786	3,698	805	517	80	477
Citizens	1,961	893	2,270	—	676	3,295
First Bank-MT	—	64	623	—	58	—
San Juans	1,598	13,034	1,913	—	7,251	770
Other	—	—	—	—	—	2,166

Total	$116,500	130,417	68,654	26,271	27,085	32,682

	Residential Construction Loans by Bank, by Type			% Change from 12/31/10	% Change from 9/30/10	Custom & Owner Occupied 9/30/11	Pre-Sold & Spec 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10

Glacier	$31,846	34,526	42,975	-8%	-26%	$6,569	25,277
Mountain West	12,592	21,375	22,829	-41%	-45%	6,102	6,490
First Security	8,526	10,123	12,375	-16%	-31%	3,736	4,790
Western	1,378	1,350	1,294	2%	6%	433	945
1st Bank	3,381	6,611	10,037	-49%	-66%	1,858	1,523
Valley	3,405	4,950	5,550	-31%	-39%	2,221	1,184
Big Sky	10,607	11,004	13,724	-4%	-23%	1,110	9,497
First Bank-WY	2,718	1,958	2,105	39%	29%	2,718	—
Citizens	7,946	9,441	11,175	-16%	-29%	3,498	4,448
First Bank-MT	109	502	135	-78%	-19%	109	—
San Juans	6,897	7,018	8,421	-2%	-18%	3,238	3,659

Total	$89,405	108,858	130,620	-18%	-32%	$31,592	57,813

	Single Family Residential Loans by Bank, by Type			% Change from 12/31/10	% Change from 9/30/10	1st Lien 9/30/11	Junior Lien 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10

Glacier	$171,245	187,683	193,110	-9%	-11%	$150,781	20,464
Mountain West	260,207	282,429	297,676	-8%	-13%	224,093	36,114
First Security	89,462	92,011	93,629	-3%	-4%	75,017	14,445
Western	40,388	42,070	56,914	-4%	-29%	38,285	2,103
1st Bank	54,647	59,337	59,102	-8%	-8%	50,055	4,592
Valley	57,514	60,085	66,344	-4%	-13%	47,685	9,829
Big Sky	29,196	32,496	34,895	-10%	-16%	26,351	2,845
First Bank-WY	12,728	13,948	15,169	-9%	-16%	9,465	3,263
Citizens	22,304	19,885	25,940	12%	-14%	20,973	1,331
First Bank-MT	8,322	8,618	9,314	-3%	-11%	7,342	980
San Juans	27,550	29,124	29,164	-5%	-6%	25,933	1,617

Total	$773,563	827,686	881,257	-7%	-12%	$675,980	97,583

(Dollars in thousands)	Commercial Real Estate Loans by Bank, by Type			% Change from 12/31/10	% Change from 9/30/10	Owner Occupied 9/30/11	Non-Owner Occupied 9/30/11
	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$219,948	224,215	228,090	-2%	-4%	$114,242	105,706
Mountain West	190,744	206,732	221,761	-8%	-14%	118,353	72,391
First Security	263,478	227,662	225,806	16%	17%	179,177	84,301
Western	108,688	103,443	104,052	5%	4%	63,320	45,368
1st Bank	56,655	58,353	61,460	-3%	-8%	41,438	15,217
Valley	56,410	50,325	51,985	12%	9%	35,194	21,216
Big Sky	84,681	88,135	90,337	-4%	-6%	55,590	29,091
First Bank-WY	25,105	27,609	28,336	-9%	-11%	18,623	6,482
Citizens	59,387	61,737	60,070	-4%	-1%	36,793	22,594
First Bank-MT	17,183	17,492	17,095	-2%	1%	10,073	7,110
San Juans	50,963	50,066	49,530	2%	3%	28,775	22,188

Total	$1,133,242	1,115,769	1,138,522	2%	0%	$701,578	431,664

(Dollars in thousands)	Consumer Loans by Bank, by Type			% Change from 12/31/10	% Change from 9/30/10	Home Equity Line of Credit 9/30/11	Other Consumer 9/30/11
	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$138,174	150,082	155,150	-8%	-11%	$123,936	14,238
Mountain West	65,800	70,304	71,818	-6%	-8%	57,831	7,969
First Security	68,188	71,677	74,765	-5%	-9%	44,045	24,143
Western	40,441	43,081	46,772	-6%	-14%	28,283	12,158
1st Bank	37,174	40,021	41,937	-7%	-11%	14,778	22,396
Valley	23,703	23,745	25,204	0%	-6%	14,418	9,285
Big Sky	27,473	27,733	27,462	-1%	0%	23,993	3,480
First Bank-WY	22,658	24,217	26,416	-6%	-14%	13,331	9,327
Citizens	28,081	29,040	30,566	-3%	-8%	23,726	4,355
First Bank-MT	7,513	8,005	7,937	-6%	-5%	3,495	4,018
San Juans	13,800	14,848	13,900	-7%	-1%	12,623	1,177

Total	$473,005	502,753	521,927	-6%	-9%	$360,459	112,546

Non-performing Assets

The following table summarizes information regarding non-performing assets at the dates indicated:

(Unaudited - Dollars in thousands)	At or for the Nine Months ended September 30, 2011	At or for the Year ended December 31, 2010	At or for the Nine Months ended September 30, 2010
Non-accrual loans
Residential real estate	$13,764	23,095	23,705
Commercial	126,184	161,136	161,838
Consumer and other	11,805	8,274	7,152

Total	151,753	192,505	192,695
Accruing loans 90 days or more past due
Residential real estate	1,143	506	709
Commercial	2,755	3,051	4,202
Consumer and other	104	974	424

Total	4,002	4,531	5,335
Other real estate owned	93,649	73,485	63,440

Total non-performing assets	$249,404	270,521	261,470

Non-performing assets as a percentage of subsidiary assets	3.49%	3.91%	4.03%
Allowance for loan and lease losses as a percentage of non-performing loans	89%	70%	68%
Accruing loans 30-89 days past due	$21,130	45,497	40,923
Interest income [1]	$6,333	10,987	8,263

[1]

Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The following tables summarize selected information identified by regulatory classification on the Company’s loan portfolio.

	Non-performing Assets, by Loan Type			Non- Accruing Loans 9/30/11	Accruing Loans 90 Days or More Past Due 9/30/11	Other Real Estate Owned 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10

Custom and owner occupied construction	$2,440	2,575	4,126	1,025	—	1,415
Pre-sold and spec construction	10,375	16,071	19,628	2,138	—	8,237
Land development	73,550	83,989	81,505	38,687	657	34,206
Consumer land or lots	10,128	12,543	11,488	4,505	567	5,056
Unimproved land	39,925	44,116	40,082	18,347	706	20,872
Developed lots for operative builders	4,195	7,429	8,721	1,453	—	2,742
Commercial lots	2,211	3,110	3,219	251	—	1,960
Other construction	4,832	3,837	3,485	4,832	—	—
Commercial real estate	32,287	36,978	30,107	24,873	34	7,380
Commercial and industrial	14,982	13,127	14,005	12,878	1,461	643
Agriculture loans	7,115	5,253	5,645	6,572	—	543
1-4 family	39,934	34,791	31,782	29,533	523	9,878
Home equity lines of credit	6,622	4,805	5,446	6,014	36	572
Consumer	322	446	746	189	18	115
Other	486	1,451	1,485	456	—	30

Total	$249,404	270,521	261,470	151,753	4,002	93,649

	Accruing 30-89 Days Delinquent Loans and Non-Performing Assets, by Bank			Accruing 30-89 Days Past Due 9/30/11	Non-Accrual & Accruing Loans 90 Days or More Past Due 9/30/11	Other Real Estate Owned 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10

Glacier	$74,783	75,869	77,144	7,071	58,367	9,345
Mountain West	58,264	83,872	71,780	3,103	25,800	29,361
First Security	54,310	59,770	55,627	4,642	35,880	13,788
Western	8,652	11,237	10,293	1,026	461	7,165
1st Bank	19,096	16,686	18,166	2,774	10,592	5,730
Valley	1,951	1,900	1,916	583	536	832
Big Sky	20,911	21,739	23,882	171	11,968	8,772
First Bank-WY	10,335	9,901	10,519	604	7,707	2,024
Citizens	5,906	8,000	7,989	589	4,050	1,267
First Bank-MT	116	553	669	60	56	—
San Juans	5,059	6,549	5,252	507	338	4,214
GORE	11,151	19,942	19,156	—	—	11,151

Total	$270,534	316,018	302,393	21,130	155,755	93,649

Non-performing assets decreased $12.1 million, or 19 percent annualized, and non-performing loans decreased $6.2 million, or 15 percent annualized, during the current quarter. In addition to the decrease in non-performing loans, early stage delinquencies (accruing 30-89 days past due) of $21.1 million at September 30, 2011, significantly decreased from the prior quarter early stage delinquencies of $41.2 million and the prior year end early stage delinquencies of $45.5 million. The Company has continued to work diligently on its non-performing loans while maintaining an adequate allowance for loan losses and this was reflected in the credit quality ratios which have improved during the second and third quarters of 2011.

The largest category of non-performing assets was land, lot and other construction loans which was $135 million, or 54 percent, of non-performing assets at September 30, 2011. The majority of the loans in this category was $73.6 million of land development loans at September 30, 2011. Net charged-off land, lot and other construction loans during the nine months ended September 30, 2011 was $26.3 million, or 48 percent, of total net charged-off loans. Although land, lot and other construction loans have historically put pressure on the Company’s credit quality, the Company has diligently reduced this category of non-performing assets by $20.2 million, or 13 percent, since prior year end. In addition, the Company has reduced land, lot and other construction loans by $148 million, or 27 percent, since prior year end.

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

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at September 30, 2011. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at September 30, 2011. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Impaired Loans

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

The amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For impairment based on expected future cash flows, the Company considers all information available as of a measurement date, including past events, current conditions, potential prepayments, and estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. For alternative ranges of cash flows, the likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows. The effective interest rate for a loan restructured in a troubled debt restructuring (“TDR”) is based on the original contractual rate.

When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $268 million and $225 million as of September 30, 2011 and December 31, 2010, respectively. The ALLL includes valuation allowances of $14.9 million and $16.9 million specific to impaired loans as of September 30, 2011 and December 31, 2010, respectively. Of the total impaired loans at September 30, 2011, there were 40 commercial real estate and other commercial loans, each exceeding $1 million, such loans aggregating $128 million, or 48 percent, of the impaired loans. The 40 loans were collateralized by 141 percent of the loan value, the majority of which had appraisals (new or updated) in the previous twelve months, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2011, there were 250 loans aggregating $135 million, or 50 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $32.1 million. Of these loans, there were charge-offs of $18.5 million during the first nine months of 2011.

Appraisals and Evaluations

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

Restructured Loans

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

The Company had TDR loans of $152.9 million as of September 30, 2011. The Company’s TDR loans are considered impaired loans of which $67.0 million are designated as non-accrual. As a result of adopting the Financial Accounting Standards Board’s (“FASB”) amendment relating to TDRs during the third quarter of 2011, the Company reassessed all restructurings that occurred during the first six months of 2011 for potential identification as TDRs and identified $74.6 million in newly identified TDRs. Of these newly identified TDRs, $53.3 million were not previously identified as impaired loans; such loans had a specific allocation of $3.2 million as of September 30, 2011.

The Company has not participated in any of the U.S. Departments of the Treasury and Housing and Urban Developments’ loan modification and refinancing programs. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of September 30, 2011 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company has TDR loans of $20.6 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $33.5 million in other loans that are on accrual status.

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or TDRs, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:

•	analysis of global, i.e., aggregate debt service for total debt obligations;

•	assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and

•	loan structures and related covenants.

Other Real Estate Owned

Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated selling cost. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. If the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expenses and the asset carrying value is reduced. Gain or loss on disposition of real estate owned is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value. The loan book value prior to the acquisition and transfer of the loan into other real estate owned during 2011 was $79.7 million of which $19.1 million was residential real estate, $53.4 million was commercial, and $7.2 million was consumer and other loans. The loan collateral acquired in foreclosure during 2011 was $64.5 million of which $14.1 million was residential real estate, $46.0 million was commercial, and $4.4 million was consumer and other loans. The following table sets forth the changes in other real estate owned for the periods ended September 30, 2011 and December 31, 2010:

(Unaudited - Dollars in thousands)	Nine Months ended September 30, 2011	Year ended December 31, 2010
Balance at beginning of period	$73,485	57,320
Additions	64,478	72,572
Capital improvements	647	273
Write-downs	(6,853)	(10,429)
Sales	(38,108)	(46,251)

Balance at end of period	$93,649	73,485

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

The Company had $80.7 million and $141 million in loans with interest reserves with remaining reserves of $396 thousand and $879 thousand as of September 30, 2011 and December 31, 2010, respectively.

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

Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank subsidiary’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Bank’s unimpaired loan portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor).

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

The Company considers the ALLL balance of $138 million adequate to cover inherent losses in the loan and lease portfolios as of September 30, 2011. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan and lease portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II, ITEM 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL:

	September 30, 2011		December 31, 2010		September 30, 2010
(Unaudited - Dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category
Residential real estate	$19,263	15%	20,957	17%	11,872	17%
Commercial real estate	75,690	48%	76,147	48%	61,092	48%
Other commercial	20,623	18%	19,932	17%	39,768	17%
Home equity	13,846	13%	13,334	13%	12,778	13%
Other consumer	8,671	6%	6,737	5%	8,747	5%

Totals	$138,093	100%	137,107	100%	134,257	100%

The following table summarizes the ALLL experience at the dates indicated:

(Unaudited - Dollars in thousands)	Nine Months ended September 30, 2011	Year ended December 31, 2010	Nine Months ended September 30, 2010
Balance at beginning of period	$137,107	142,927	142,927
Provision for loan losses	55,825	84,693	57,318
Charge-offs
Residential real estate	(4,187)	(16,575)	(12,287)
Commercial loans	(44,573)	(69,595)	(51,274)
Consumer and other loans	(9,538)	(7,780)	(5,307)

Total charge-offs	(58,298)	(93,950)	(68,868)

Recoveries
Residential real estate	350	749	695
Commercial loans	2,375	2,203	1,841
Consumer and other loans	734	485	344

Total recoveries	3,459	3,437	2,880

Charge-offs, net of recoveries	(54,839)	(90,513)	(65,988)

Balance at end of period	$138,093	137,107	134,257

Allowance for loan and lease losses as a percentage of total loan and leases	3.92%	3.66%	3.47%
Net charge-offs as a percentage of total loans	1.56%	2.41%	1.71%

The following tables summarize the ALLL experience at the dates indicated, including identification by regulatory classification:

	Allowance for Loan and Lease Losses			Provision for Year-to-Date Ended 9/30/11	Provision for Year-to-Date Ended 9/30/11 Over Net Charge-Offs	ALLL as a Percent of Loans 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$35,854	34,701	34,936	15,700	1.1	4.53%
Mountain West	35,437	35,064	28,963	26,000	1.0	5.20%
First Security	21,898	19,046	19,007	7,250	1.6	3.77%
Western	7,459	7,606	8,719	550	0.8	2.78%
1st Bank	8,998	10,467	11,224	1,825	0.6	3.63%
Valley	4,227	4,651	4,752	—	—	2.24%
Big Sky	8,883	9,963	10,450	2,100	0.7	3.85%
First Bank-WY	2,712	2,527	2,498	500	1.6	2.02%
Citizens	5,272	5,502	6,000	1,100	0.8	3.41%
First Bank-MT	3,022	3,020	3,070	—	—	2.53%
San Juans	4,331	4,560	4,638	800	0.8	3.22%

Total	$138,093	137,107	134,257	55,825	1.0	3.92%

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Bank			Charge- Offs 9/30/11	Recoveries 9/30/11
(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Glacier	$14,547	24,327	22,342	15,639	1,092
Mountain West	25,627	47,487	31,888	26,818	1,191
First Security	4,398	7,296	4,335	4,812	414
Western	697	2,106	743	848	151
1st Bank	3,294	2,578	1,821	3,687	393
Valley	424	216	115	445	21
Big Sky	3,180	4,048	2,986	3,275	95
First Bank-WY	315	605	634	334	19
Citizens	1,330	1,363	765	1,400	70
First Bank-MT	(2)	149	99	10	12
San Juans	1,029	338	260	1,030	1

Total	$54,839	90,513	65,988	58,298	3,459

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs 9/30/11	Recoveries 9/30/11

(Dollars in thousands)	Balance 9/30/11	Balance 12/31/10	Balance 9/30/10
Residential construction	$4,950	7,147	6,248	5,081	131
Land, lot and other construction	26,341	51,580	37,456	27,962	1,621
Commercial real estate	6,875	10,181	7,965	7,146	271
Commercial and industrial	7,365	5,612	4,010	7,758	393
Agriculture loans	134	—	—	136	2
1-4 family	6,082	9,897	6,771	6,475	393
Home equity lines of credit	2,343	4,496	2,987	2,711	368
Consumer	454	951	583	706	252
Other	295	649	(32)	323	28

Total	$54,839	90,513	65,988	58,298	3,459

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. As of September 30, 2011, December 31, 2010 and September 30, 2010, the Company’s allowance consisted of the following components:

(Unaudited - Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Specific allocation	$14,946	16,871	18,622
General allocation	123,147	120,236	115,635

Total allowance	$138,093	137,107	134,257

Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan and lease portfolio. For the nine months ended September 30, 2011 and throughout 2010, the Company believes the allowance is commensurate with the risk in the Company’s loan and lease portfolio and is directionally consistent with the change in the quality of the Company’s loan and lease portfolio as determined at each bank subsidiary.

At September 30, 2011, the allowance was $138 million, an increase of $986 thousand from the prior year end and an increase of $3.8 million from a year ago. The allowance was 3.92 percent of total loans outstanding at September 30, 2011, compared to 3.66 percent at December 31, 2010 and 3.47 percent at September 30, 2010. The allowance was 89 percent of non-performing loans at September 30, 2011, an increase from 70 percent at the prior year end and from 68 percent a year ago.

During the third quarter of 2011, the overall total of the ALLL decreased by $1.7 million, the net result of a $1.1 million increase in the specific allocation and a $2.8 million decrease in the general allocation of the allowance. The decrease in the general allocation during the current quarter was due to a decrease in total loans of $78.2 million and newly identified TDRs of $53.3 million that were previously included in the general allocation and are individually reviewed for impairment as of September 30, 2011. The increase in the general allocation since prior year end was due to an increase in the bank subsidiaries’ overall historical loss experience adjusted for environmental factors during the nine months ended September 30, 2011, albeit total loans collectively evaluated for impairment decreased by $269 million during such period.

Presented below are select aggregated statistics that were considered when determining the adequacy of the Company’s ALLL at September 30, 2011:

Positive trends

•	Charge-offs, net of recoveries, in the third quarter of 2011 were $18.9 million, a decrease of $1.3 million from the prior quarter.

•

Non-accruing construction loans (i.e., residential construction and land, lot and other construction) were $71.2 million, or 47 percent, of the $151.8 million of non-accruing loans at September 30, 2011, a reduction of $14.1 million during the current quarter. Non-accruing construction loans at June 30, 2011 accounted for 55 percent of the $154.8 million of non-accruing loans.

•	Non-performing loans as a percent of total loans at September 30, 2011 decreased to 4.42 percent as compared to 4.50 percent at June 30, 2011 and 5.26 percent at December 31, 2010.

•	Early stage delinquencies (accruing loans 30-89 days past due) decreased to $21.1 million at September 30, 2011 from $41.2 million at June 30, 2011.

Negative trends

•

Net charge-offs of construction loans were $11.1 million, or 59 percent, of the $18.9 million of net charge-offs during the current quarter compared to net charge-offs of construction loans of $9.9 million, or 49 percent, of the $20.2 million of net charge-offs in the prior quarter.

•

Impaired loans as a percentage of total loans were 7.60 percent at September 30, 2011, an increase from 5.80 percent at June 30, 2011. The increase in the impaired loans as a percentage of total loans was primarily a result of the increase in newly identified TDRs from reassessing loan restructurings for the first six months of 2011.

The eleven bank subsidiaries provide commercial services to individuals, small to medium size businesses, community organizations and public entities from 106 locations, including 97 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain areas in which the bank subsidiaries operate have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across each of the bank subsidiaries.

Though stabilizing, the soft economic conditions during much of 2010 continued in the first nine months of 2011, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan and lease portfolios, among other factors. While the national unemployment rate increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009, dropping to 9.4 percent at year end 2010 and 9.1 percent at September 30, 2011, the unemployment rates for most states in which the community bank subsidiaries conduct operations were lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas currently remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. Although the cost of living (as reflected in Consumer Price Index measures) has slowly increased in the first nine months of 2011, the overall decline in the cost of living during 2010 and 2009 helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economy influences over both a short-term and long-term horizon.

The specific allocation of $14.9 million pertains to total impaired loans of $268 million. Included in the impaired loans is $190 million of loans which have no specific allowance allocation since the fair value of collateral-dependent loans or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is higher than the carrying value of such impaired loans. In determining the need for a specific allowance allocation on impaired loans, the effects of decreases in the fair value of the underlying collateral were considered.

In evaluating the need for a specific or general allocation for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 14 percent of the Company’s total loan portfolio and account for 47 percent of the Company’s non-accrual loans at September 30, 2011. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise and Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of construction loans exceeding 5 percent of the Company’s total loan portfolio.

As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $71.2 million of non-accrual construction loans at September 30, 2011. During the current quarter, non-accrual construction loans decreased $14.1 million, or 17 percent, from $85.3 million at June 30, 2011. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Glacier	40 percent	Western Montana
First Security	27 percent	Western Montana
Mountain West	17 percent	Northern Idaho and Boise and Sun Valley, Idaho
Big Sky	11 percent	Western Montana

Residential non-accrual construction loans are 4 percent of the total construction loans on non-accrual status as of September 30, 2011. Unimproved land and land development loans collectively account for the bulk of the non-accrual commercial construction loans at the four bank subsidiaries. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of the four bank subsidiaries are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.

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

Non-marketable equity securities owned at September 30, 2011 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc.

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

Based on the analysis of its impaired non-marketable equity securities as of September 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.

The Company believes that macroeconomic conditions occurring during the first nine months of 2011 and in 2010 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The following table separates investments with an unrealized loss position at September 30, 2011 into two categories: investments purchased prior to 2011 and those purchased during 2011. Of those investments purchased prior to 2011, the fair value and unrealized loss at December 31, 2010 is also presented.

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
State and local governments and other issues	$21,046	(640)	-3.04%	20,167	(1,526)	-7.57%
Collateralized debt obligations	6,450	(2,487)	-38.56%	6,595	(4,583)	-69.49%
Residential mortgage-backed securities	146,291	(1,495)	-1.02%	217,340	(841)	-0.39%

Total temporarily impaired securities purchased prior to 2011	$173,787	(4,622)	-2.66%	244,102	(6,950)	-2.85%

State and local governments and other issues	$31,206	(1,016)	-3.26%
Residential mortgage-backed securities	392,215	(2,432)	-0.62%

Total temporarily impaired securities purchased during 2011	$423,421	(3,448)	-0.81%

State and local governments and other issues	$52,252	(1,656)	-3.17%
Collateralized debt obligations	6,450	(2,487)	-38.56%
Residential mortgage-backed securities	538,506	(3,927)	-0.73%

Total temporarily impaired securities	$597,208	(8,070)	-1.35%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

(Dollars in thousands)	Unrealized Loss	Number of Debt Securities
Greater than 30.0%	$—	—
20.1% to 30.0%	(2,487)	6
15.1% to 20.0%	(338)	2
10.1% to 15.0%	(355)	1
5.1% to 10.0%	(940)	9
0.1% to 5.0%	(3,950)	236

Total	$(8,070)	254

With respect to the duration of the impaired debt securities, the Company identified 29 which have been continuously impaired for the twelve months ending September 30, 2011. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. Of the 29 securities, 14 are state and local tax-exempt securities with an unrealized loss of $623 thousand, the most notable of which had an unrealized loss of $210 thousand. Of the 29 securities, 6 are identical CDO securities with an aggregate unrealized loss of $2.5 million, the most notable of which had an unrealized loss of $622 thousand.

With respect to the CDO securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s. The Senior Notes have also been rated as of September 30, 2011 by Fitch as “BBB,” such rating effective September 21, 2010. Prior to such downgrade, Fitch had rated the Senior Notes as “A.” As of September 30, 2011, 10 of the 26 trust subsidiaries compared to 9 of the 26 trust subsidiaries at December 31, 2010 were treated by the Trustee as in default, either because of an actual default or elective deferral of interest payments on their respective obligations. As of the end of the third and second quarters of 2010, 8 of the 26 trust subsidiaries were treated by the Trustee as in default on their respective obligations underlying the CDO structure. As of the end of the first quarter of 2010 and the fourth quarter of 2009, 6 of the 26 trust subsidiaries were treated as in default compared to 3 of the 26 trust subsidiaries treated as in default on their respective obligations as of the end of the first three quarters of 2009. In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 40.4 percent of the outstanding principle of the Senior Notes has been prepaid through September 30, 2011. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. Both the Senior Principle Coverage Test and the Senior Interest Test exceeded their threshold levels. For the first three quarters of 2011 and the preceding five quarters, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed at the end of each quarter of 2011, 2010 and 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at September 30, 2011 and at the end of each of the prior quarters of 2011, 2010 and 2009 was temporary, and not other-than-temporary.

Of the 29 securities temporarily impaired continuously for the twelve months ended September 30, 2011, 7 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $427 thousand, the most notable of which had an unrealized loss of $304 thousand. Of the 7 non-guaranteed private label whole loan mortgages, 5 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 2 are collateralized by 30-year fixed rate residential mortgages considered to be “ALT – A.” Moreover, none of the underlying mortgage collateral is considered “subprime.”

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

Based on the analysis of its impaired debt securities as of September 30, 2011, the Company determined that none of such securities had other-than-temporary impairment.

Goodwill Impairment

The Company tests goodwill and other intangible assets for impairment at the reporting unit level (i.e., bank subsidiaries) annually during the third quarter. In addition, goodwill and other intangible assets of a subsidiary are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

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

The goodwill impairment test is a two-step process which requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of its reporting units to the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any. A recent FASB amendment provides the Company the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that he fair value of the a reporting unit is less than its carrying value. The Company chose not to early adopt this amendment during the third quarter 2011.

During the third quarter of 2011, there were high levels of volatility and dislocation in bank stock prices nationwide, such that the Company’s stock was trading at prices that were below the Company’s book value per share for August and September and soft economic conditions continued in certain market areas of the Company. Due to such factors, as well as the Company’s internal evaluation process, the Company engaged an independent valuation firm to determine the implied fair value of Mountain West and 1st Bank. These two bank subsidiaries were selected because of Mountain West’s losses and decline in credit quality and 1st Bank’s significant amount of goodwill relative to its total assets. As part of step one of the goodwill impairment test, the independent valuation firm estimated the fair value of each of these bank subsidiaries using the quoted market prices of other publicly traded depository banks and thrifts, discounted cash flows and inputs from comparable acquisition transactions. Based on the estimated fair value, it was determined the valuation firm should proceed to step two of the goodwill impairment test whereby the firm valued the assets and liabilities of these banks and concluded that the implied fair value of goodwill was less than the current carrying value of goodwill for each of these two banks. As a result of the valuation, the Company recognized goodwill impairment charges of $23.2 million ($15.6 million after-tax) and $17.0 million at Mountain West and 1st Bank, respectively.

For the remaining eight bank subsidiaries each with goodwill, the Company determined an independent valuation was not necessary based on the Company’s analysis of each of the separate bank subsidiaries’ goodwill carrying value, earnings, capital and credit quality metrics as of September 30, 2011. For each of these bank subsidiaries, the Company performed the first step in evaluating goodwill for possible impairment utilizing data provided by the independent valuation firm. The Company determined an estimated fair value based on such data and applying premiums and discounts that took into account each of the individual bank subsidiaries’ earnings, capital and credit quality metrics as of September 30, 2011. In addition, the Company determined the Company’s estimated fair value and compared such value to the Company’s market capitalization at September 30, 2011 to calculate an implied control premium for the Company. The implied control premium was determined to be reasonable based upon estimated control premiums provided by an independent third party. Based on the results of these tests, the Company concluded it did not need to proceed to step two of the goodwill impairment testing process for any of the eight bank subsidiaries with goodwill. Based on such analysis, there is no goodwill impairment as of September 30, 2011 at any of the remaining eight bank subsidiaries each with goodwill.

Significant judgment was applied in assessing goodwill for impairment and the Company believes the assumptions utilized were reasonable and appropriate. In addition, the Company continues to maintain $106 million in goodwill on its balance sheet and future adverse changes in the economic environment, operating results of the reporting units, or other factors could result in future goodwill impairment.

Federal and State Income Taxes

Income tax (benefit) expense for the nine months ended September 30, 2011 and 2010 was ($2.7) million and $7.4 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was -619.59 percent and 18.49 percent, respectively. The primary reason for the current year negative effective tax rate is the low pre-tax income of $434 thousand which was mainly a result of the $40.2 million goodwill impairment charge. In addition to the current year goodwill impairment charge, the significant reasons for the low effective rates are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $23.0 million and $17.4 million for the nine months ended September 30, 2011 and 2010, respectively. The federal income tax credit benefits were $663 thousand and $2.5 million for the three and nine months ended September 30, 2011, respectively, and $300 thousand and $1.8 million for three and nine months ended September 30, 2010, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

Years ended (Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total

2011	$2,375	1,176	953	4,504
2012	2,681	1,270	939	4,890
2013	2,775	1,270	921	4,966
2014	2,850	1,270	899	5,019
2015	2,850	1,174	875	4,899
Thereafter	1,464	5,379	5,263	12,106

	$14,995	11,539	9,850	36,384

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

	Three Months ended 9/30/11			Nine Months ended 9/30/11
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$562,150	7,990	5.68%	$574,736	24,862	5.77%
Commercial loans	2,353,642	32,585	5.49%	2,387,505	98,620	5.52%
Consumer and other loans	673,254	10,224	6.02%	687,669	30,885	6.00%

Total loans and loans held for sale	3,589,046	50,799	5.62%	3,649,910	154,367	5.65%
Tax-exempt investment securities [1]	749,951	8,209	4.38%	675,536	22,791	4.50%
Taxable investment securities [2]	2,147,343	12,425	2.31%	2,053,122	34,210	2.22%

Total earning assets	6,486,340	71,433	4.37%	6,378,568	211,368	4.43%

Goodwill and intangibles	155,433			156,052
Non-earning assets	354,387			319,087

Total assets	$6,996,160			$6,853,707

Liabilities
NOW accounts	$775,952	480	0.25%	$767,748	1,546	0.27%
Savings accounts	392,271	128	0.13%	384,476	422	0.15%
Money market deposit accounts	880,389	913	0.41%	875,085	2,996	0.46%
Certificate accounts	1,097,437	3,995	1.44%	1,082,193	12,646	1.56%
Wholesale deposits [3]	665,520	702	0.42%	616,012	2,280	0.49%
FHLB advances	885,263	3,491	1.56%	934,810	9,132	1.31%
Repurchase agreements, federal funds purchased and other borrowed funds	438,001	1,588	1.44%	406,220	5,275	1.74%

Total interest bearing liabilities	5,134,833	11,297	0.87%	5,066,544	34,297	0.91%

Non-interest bearing deposits	941,835			894,830
Other liabilities	42,236			32,301

Total liabilities	6,118,904			5,993,675

Stockholders’ Equity
Common stock	719			719
Paid-in capital	642,879			643,227
Retained earnings	204,350			201,819
Accumulated other comprehensive income	29,308			14,267

Total stockholders’ equity	877,256			860,032

Total liabilities and stockholders’ equity	$6,996,160			$6,853,707

Net interest income		$60,136			$177,071

Net interest spread			3.50%			3.52%
Net interest margin			3.68%			3.71%
Net interest margin (tax-equivalent)			3.92%			3.95%

[1]	Excludes tax effect of $3,634,000 and $10,090,000 on tax-exempt investment security income for the three and nine months ended September 30, 2011, respectively.
[2]	Excludes tax effect of $392,000 and $1,176,000 on investment security tax credits for the three and nine months ended September 30, 2011, respectively.
[3]	Wholesale deposits include brokered deposits classified as NOW, money market deposit, and certificate accounts.

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

	Nine Months ended September 30, 2011 vs. 2010 Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(8,945)	(814)	(9,759)
Commercial loans	(7,960)	(2,829)	(10,789)
Consumer and other loans	(171)	(903)	(1,074)
Investment securities	24,349	(10,678)	13,671

Total interest income	7,273	(15,224)	(7,951)
Interest expense
NOW accounts	157	(639)	(482)
Savings accounts	74	(220)	(146)
Money market deposit accounts	239	(2,906)	(2,667)
Certificate accounts	26	(3,376)	(3,350)
Wholesale deposits	533	(1,693)	(1,160)
FHLB advances	2,986	(937)	2,049
Repurchase agreements, federal funds purchased and other borrowed funds	(125)	(1,036)	(1,161)

Total interest expense	3,890	(10,807)	(6,917)

Net interest income	$3,383	(4,417)	(1,034)

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

The Banks’ primary sources of funds are customer deposits, receipts of principal and interest payments on loans and investment securities, proceeds from sale of loans and securities, short and long-term borrowings. In addition, the Company maintains liquidity capacity through secured and unsecured borrowing programs, wholesale deposit relationships, and unencumbered securities. The following table identifies certain liquidity sources and capacity available to the Company at September 30, 2011:

September 30, 2011
(Dollars in thousands)
FHLB advances
Borrowing capacity	$1,103,040
Amount utilized	(889,053)

Amount available	$213,987

Federal Reserve Bank discount window
Borrowing capacity	$255,766
Amount utilized	—

Amount available	$255,766

Unsecured lines of credit available	$138,760

Unencumbered securities
U.S. government and federal agency	$209
U.S. government sponsored enterprises	4,542
State and local governments and other issues	945,901
Collateralized debt obligations	6,450
Residential mortgage-backed securities	968,062

Total unencumbered securities	$1,925,164

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each bank subsidiary was considered well capitalized by their respective regulator as of September 30, 2011 and December 31, 2010. There are no conditions or events since September 30, 2011 that management believes have changed the Company’s or bank subsidiaries’ risk-based capital category. The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2011.

(Dollars in thousands)	Tier 1 (Core) Capital	Tier 2 (Total) Capital	Leverage Capital
Total stockholders’ equity	$851,388	851,388	851,388
Less:
Goodwill and intangibles	(113,252)	(113,252)	(113,252)
Net unrealized gain on investment securities	(39,650)	(39,650)	(39,650)
Other adjustments	(65)	(65)	(65)
Plus:
Allowance for loan and lease losses	—	55,502	—
Subordinated debentures	124,500	124,500	124,500

Regulatory capital	$822,921	878,423	822,921

Risk weighted assets	$4,357,575	4,357,575

Total adjusted average assets			$6,740,391

Capital as % of risk weighted assets	18.88%	20.16%	12.21%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.88%	10.16%

Dividend payments were $0.39 per share for the nine months ended September 30, 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share measured over the previous four fiscal quarters.

In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,915,073 has been issued as of September 30, 2011. The Company’s capacity to issue additional shares has been demonstrated with the most recent stock issuances in 2010 and 2008, although no assurances can be made that future stock issuances would be as successful. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.

Short-term borrowings

A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by ALCO such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, discount window borrowings, federal funds purchased, wholesale deposits, wholesale repurchase agreements, and Federal Reserve Bank. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

(Dollars in thousands)	At or for the Nine Months ended September 30, 2011	At or for the Year ended December 31, 2010
Repurchase agreements
Amount outstanding at end of period	$301,820	249,403
Weighted interest rate on outstanding amount	0.48%	0.63%
Maximum outstanding at any month-end	$305,536	252,083
Average balance	$254,602	227,202
Weighted average interest rate	0.54%	0.71%
FHLB advances
Amount outstanding at end of period	$592,000	761,064
Weighted interest rate on outstanding amount	0.73%	0.32%
Maximum outstanding at any month-end	$877,017	773,076
Average balance	$712,347	488,044
Weighted average interest rate	0.68%	0.39%

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2011, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur, and whether there will be another recession. These economic conditions can cause borrowers to be unable to pay their loans. The inability of borrowers to repay loans can erode earnings by reducing net interest income and by requiring the Company to add to its allowance for loan and lease losses. While the Company cannot accurately predict how long these conditions may exist, the challenging economy could continue to present risks for some time for the industry and Company. A further deterioration in economic conditions in the nation as a whole or in the Company’s markets could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:

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

The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2010 and the first three quarters of 2011. The Company may not be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will generally depend on the sufficiency of earnings. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.

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

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There could be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

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

Non-performing assets (which include foreclosed real estate) adversely affect the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain other real estate owned, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on growing the Company’s business. The Company may experience further increases in non-performing assets in the future.

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

Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in the Company’s investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under repurchase agreements, at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

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

Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company has incurred an impairment of goodwill of $40.2 million ($32.6 million after-tax) during the third quarter of 2011. The Company continues to maintain $106 million in goodwill on its balance sheet and there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.

The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC, although the Company may not be able to successfully complete any such transactions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

A tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company’s asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

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

The Company operates in a highly regulated environment and changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

ITEM 3.	Defaults upon Senior Securities

(a)	Not Applicable

(b)	Not Applicable

ITEM 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

ITEM 6.	Exhibits

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101	–	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 8, 2011	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

November 8, 2011	/s/ Ron J. Copher
Ron J. Copher
Senior Vice President/CFO