Form 10-K
period 2011-12-31
GLACIER BANCORP INC
filed 2012-02-28
CIK 868671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2011 (the last business day of the most recent second quarter), was $941,037,169 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).

As of February 14, 2012, there were issued and outstanding 71,915,073 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.

Document Incorporated by Reference

Portions of the 2012 Annual Meeting Proxy Statement dated March 28, 2012 are incorporated by reference into Part III of this Form 10-K.

GLACIER BANCORP, INC.

FORM 10-K ANNUAL REPORT

For the Year ended December 31, 2011

PART I

Item 1.	Business

GENERAL DEVELOPMENT OF BUSINESS

Glacier Bancorp, Inc. (the “Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a regional multi-bank holding company providing commercial banking services from 106 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington. The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries

The Company includes the parent holding company (“Parent”) and the following wholly-owned nineteen subsidiaries which consist of eleven bank subsidiaries (collectively referred to hereafter as the “Banks”) and eight other subsidiaries.

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

Bank of the San Juans (“San Juans”) founded in 1998

Idaho

Mountain West Bank (“Mountain West”) founded in 1993

Citizens Community Bank (“Citizens”) founded in 1996

Wyoming

1st Bank (“1st Bank”) founded in 1989

First Bank of Wyoming (“First Bank-WY”) founded in 1912

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

Citizens (ID) Statutory Trust I (“Citizens Trust I”)

Bank of the San Juans Bancorporation Trust I (“San Juans Trust I”)

First Company Statutory Trust 2001 (“First Co Trust 01”)

First Company Statutory Trust 2003 (“First Co Trust 03”)

The Company formed GORE to isolate certain bank foreclosed properties for legal protection and administrative purposes. The foreclosed properties were sold to GORE at fair market value in 2011 and 2010 by bank subsidiaries and properties remaining are currently held for sale.

The Company formed or acquired Glacier Trust II, Glacier Trust III, Glacier Trust IV, Citizens Trust I, San Juans Trust I, First Co Trust 01, and First Co Trust 03 as financing subsidiaries. The trusts were formed for the purpose of issuing trust preferred securities and the subsidiaries are not consolidated into the Company’s financial statements. The preferred securities entitle the shareholder to receive cumulative cash distributions from payments on subordinated debentures of the Company. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company, at Glacier and Big Sky. The Company shares in the commissions generated, without devoting significant employee time to this portion of the business.

In January 2012, the Company announced that it plans to combine its eleven bank subsidiaries into a single commercial bank. The bank subsidiaries will operate as separate divisions of Glacier under the same names, management teams and divisions as before the consolidation. As part of the consolidation, the Company will file with the appropriate federal and state bank regulators an application to merge the bank subsidiaries. The resulting bank Board of Directors and executive officers will be the Board of Directors and senior management team of the Parent. The consolidation is expected to be completed early in the second quarter of 2012, following regulatory approvals.

Acquisitions

The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On October 2, 2009, First Company and its subsidiary, First Bank of Wyoming, formerly First National Bank & Trust, was acquired by the Company. On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, Bank of the San Juans in Durango, Colorado, was acquired by the Company. On April 30, 2007, North Side State Bank (“North Side”) in Rock Springs, Wyoming was acquired and became a part of 1st Bank.

Bank Locations at December 31, 2011

The following is a list of the Parent and bank subsidiaries’ main office locations as of December 31, 2011. See “Item 2. Properties.”

Glacier Bancorp, Inc.	49	Commons Loop, Kalispell, MT 59901	(406) 756-4200
Glacier	202	Main Street, Kalispell, MT 59901	(406) 756-4200
Mountain West	125	Ironwood Drive, Coeur d’Alene, Idaho 83814	(208) 765-0284
First Security	1704	Dearborn, Missoula, MT 59801	(406) 728-3115
Western	2812	1st Avenue North, Billings, MT 59101	(406) 371-8258
1st Bank	1001	Main Street, Evanston, WY 82930	(307) 789-3864
Valley	3030	North Montana Avenue, Helena, MT 59601	(406) 495-2400
Big Sky	4150	Valley Commons, Bozeman, MT 59718	(406) 587-2922
First Bank-WY	245	East First Street, Powell, WY 82435	(307) 754-2201
Citizens	280	South Arthur, Pocatello, ID 83204	(208) 232-5373
First Bank–MT	224	West Main, Lewistown, MT 59457	(406) 538-7471
San Juans	144	East Eighth Street, Durango, CO 81301	(970) 247-1818

Financial Information about Segments

The following schedules provide selected financial data for the Company’s operating segments:

	278,927	278,927	278,927	278,927	278,927	278,927	278,927	278,927	278,927
	Glacier			Mountain West			First Security
(Dollars in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Condensed Income Statements
Net interest income	49,220	50,260	57,139	42,603	47,786	53,302	38,224	35,676	35,788
Non-interest income	15,571	15,272	15,387	22,608	26,148	27,882	7,384	7,799	8,103

Total revenues	64,791	65,532	72,526	65,211	73,934	81,184	45,608	43,475	43,891
Provision for loan losses	(16,800)	(20,050)	(32,000)	(30,100)	(45,000)	(50,500)	(9,950)	(8,100)	(10,450)
Core deposit intangibles amortization	(119)	(192)	(330)	(66)	(172)	(184)	(261)	(425)	(468)
Goodwill impairment charge	—	—	—	(23,159)	—	—	—	—	—
Other non-interest expense	(30,537)	(29,113)	(27,325)	(52,769)	(51,203)	(51,525)	(20,548)	(21,842)	(18,897)

Income (loss) before income taxes	17,335	16,177	12,871	(40,883)	(22,441)	(21,025)	14,849	13,108	14,076
Income tax (expense) benefit	(3,386)	(2,989)	(2,803)	16,087	10,262	9,764	(2,936)	(2,798)	(3,372)

Net income (loss)	13,949	13,188	10,068	(24,796)	(12,179)	(11,261)	11,913	10,310	10,704

Average Balance Sheet Data
Total assets	1,359,602	1,331,845	1,249,755	1,139,673	1,198,523	1,219,435	1,065,487	934,513	916,115
Total loans and loans held for sale	808,415	889,644	967,239	739,092	906,484	976,132	571,802	574,734	580,401
Total deposits	745,608	724,076	605,928	795,677	804,161	709,834	714,286	673,633	567,649
Stockholders’ equity	181,483	162,116	137,188	175,355	175,059	135,932	130,402	127,915	122,153

End of Year Balance Sheet Data
Total assets	1,376,715	1,374,067	1,325,039	1,130,766	1,164,903	1,172,331	1,102,203	1,004,835	890,672
Total loans, net of ALLL	749,032	822,476	895,489	636,601	752,964	892,804	544,838	548,258	547,050
Total deposits	807,505	740,391	726,403	806,039	770,058	793,006	732,672	713,098	588,858
Stockholders’ equity	190,359	172,224	139,799	159,219	178,765	146,720	136,835	122,807	120,044

Ratios and Other
Return on average assets	1.03%	0.99%	0.81%	-2.18%	-1.02%	-0.92%	1.12%	1.10%	1.17%
Return on average equity	7.69%	8.13%	7.34%	-14.14%	-6.96%	-8.28%	9.14%	8.06%	8.76%
Tier I risk-based capital ratio	18.67%	16.61%	12.33%	19.13%	18.81%	13.39%	15.91%	15.35%	14.91%
Total risk-based capital ratio	19.95%	17.89%	13.61%	20.42%	20.09%	14.67%	17.18%	16.62%	16.18%
Leverage capital ratio	13.00%	11.98%	10.09%	12.81%	13.29%	10.98%	10.49%	10.82%	11.32%
Full time equivalent employees	262	266	274	361	377	376	185	187	178
Locations	17	16	17	28	28	29	13	13	13

	278,927	278,927	278,927	278,927	278,927	278,927	278,927	278,927	278,927
	Western			1st Bank			Valley
(Dollars in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Condensed Income Statements
Net interest income	21,236	20,519	21,233	22,251	22,796	24,057	14,303	13,611	14,051
Non-interest income	8,949	9,857	8,631	4,900	4,934	4,628	5,130	6,913	5,717

Total revenues	30,185	30,376	29,864	27,151	27,730	28,685	19,433	20,524	19,768
Provision for loan losses	(550)	(950)	(3,200)	(1,950)	(2,150)	(10,800)	—	(500)	(1,200)
Core deposit intangibles amortization	(332)	(519)	(571)	(530)	(591)	(652)	(9)	(42)	(42)
Goodwill impairment charge	—	—	—	(17,000)	—	—	—	—	—
Other non-interest expense	(17,113)	(17,257)	(16,342)	(16,009)	(17,197)	(14,943)	(9,562)	(9,252)	(9,229)

Income (loss) before income taxes	12,190	11,650	9,751	(8,338)	7,792	2,290	9,862	10,730	9,297
Income tax (expense) benefit	(2,622)	(3,112)	(2,813)	(1,928)	(2,080)	(309)	(2,778)	(3,272)	(2,740)

Net income (loss)	9,568	8,538	6,938	(10,266)	5,712	1,981	7,084	7,458	6,557

Average Balance Sheet Data
Total assets	777,489	662,391	604,020	760,357	653,143	606,649	417,688	351,608	312,273
Total loans and loans held for sale	278,927	315,663	344,456	254,914	280,954	312,372	188,441	189,443	195,007
Total deposits	569,799	527,135	410,490	506,231	448,003	414,059	286,075	257,660	196,506
Stockholders’ equity	90,768	88,276	87,837	105,196	106,426	97,859	34,164	32,240	34,246

End of Year Balance Sheet Data
Total assets	808,512	766,367	624,077	785,730	717,120	650,072	462,300	394,220	351,228
Total loans, net of ALLL	248,167	288,005	304,291	232,708	254,047	283,138	185,261	174,354	178,745
Total deposits	550,725	577,147	504,619	535,670	468,966	421,271	304,418	276,567	211,935
Stockholders’ equity	92,490	86,606	85,259	94,027	107,234	101,789	34,780	31,784	30,585

Ratios and Other
Return on average assets	1.23%	1.29%	1.15%	-1.35%	0.87%	0.33%	1.70%	2.12%	2.10%
Return on average equity	10.54%	9.67%	7.90%	-9.76%	5.37%	2.02%	20.74%	23.13%	19.15%
Tier I risk-based capital ratio	15.82%	15.30%	14.67%	18.22%	17.60%	14.99%	12.76%	13.82%	13.11%
Total risk-based capital ratio	17.07%	16.56%	15.93%	19.48%	18.87%	16.26%	14.01%	15.08%	14.37%
Leverage capital ratio	8.28%	9.21%	10.19%	8.49%	9.42%	9.74%	6.94%	8.05%	8.57%
Full time equivalent employees	155	163	161	139	144	141	89	85	85
Locations	8	8	8	12	12	12	6	6	6

	218,148	218,148	218,148	218,148	218,148	218,148	218,148	218,148	218,148
	Big Sky			First Bank-WY			Citizens
(Dollars in thousands)	2011	2010	2009	2011	2010	2009 [1]	2011	2010	2009
Condensed Income Statements
Net interest income	13,803	14,168	15,700	10,643	10,315	3,964	11,368	10,591	10,437
Non-interest income	3,619	3,427	3,564	2,684	3,072	4,187	3,641	5,003	4,235

Total revenues	17,422	17,595	19,264	13,327	13,387	8,151	15,009	15,594	14,672
Provision for loan losses	(2,350)	(3,475)	(9,200)	(700)	(1,453)	(1,683)	(1,300)	(2,000)	(2,800)
Core deposit intangibles amortization	(5)	(23)	(23)	(577)	(577)	(144)	(75)	(93)	(111)
Goodwill impairment charge	—	—	—	—	—	—	—	—	—
Other non-interest expense	(9,887)	(10,411)	(8,441)	(7,929)	(8,752)	(2,011)	(8,174)	(8,631)	(7,992)

Income (loss) before income taxes	5,180	3,686	1,600	4,121	2,605	4,313	5,460	4,870	3,769
Income tax (expense) benefit	(1,457)	(945)	(121)	(770)	(498)	(230)	(1,716)	(1,700)	(1,332)

Net income (loss)	3,723	2,741	1,479	3,351	2,107	4,083	3,744	3,170	2,437

Average Balance Sheet Data
Total assets	368,377	366,749	340,827	368,274	305,977	72,641	327,185	263,466	234,382
Total loans and loans held for sale	238,955	262,342	287,338	136,738	150,029	39,416	161,892	168,498	168,675
Total deposits	210,420	209,786	178,465	281,881	245,583	60,832	226,802	192,357	146,780
Stockholders’ equity	67,074	61,063	45,683	42,217	38,371	7,870	36,334	33,627	30,814

End of Year Balance Sheet Data
Total assets	385,434	362,416	368,571	390,917	351,624	295,953	362,420	289,507	241,807
Total loans, net of ALLL	218,148	236,373	258,817	128,238	139,300	150,155	149,818	154,914	151,731
Total deposits	221,541	199,599	184,278	288,482	258,454	247,256	238,314	207,473	159,763
Stockholders’ equity	67,652	64,656	51,614	43,774	40,322	31,364	38,058	34,215	31,969

Ratios and Other
Return on average assets	1.01%	0.75%	0.43%	0.91%	0.69%	5.62%	1.14%	1.20%	1.04%
Return on average equity	5.55%	4.49%	3.24%	7.94%	5.49%	51.88%	10.30%	9.43%	7.91%
Tier I risk-based capital ratio	24.15%	21.95%	16.06%	18.90%	18.74%	15.98%	12.58%	11.85%	11.32%
Total risk-based capital ratio	25.43%	23.23%	17.34%	19.95%	19.98%	16.89%	13.85%	13.12%	12.59%
Leverage capital ratio	17.33%	17.43%	13.67%	10.40%	11.77%	10.38%	7.65%	8.86%	9.62%
Full time equivalent employees	89	85	83	78	80	75	71	71	70
Locations	5	5	5	4	4	3	6	6	6

	218,148	218,148	218,148	218,148	218,148	218,148	218,148	218,148	218,148
	First Bank-MT			San Juans			GORE
(Dollars in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Condensed Income Statements
Net interest income	7,994	7,457	7,900	8,070	7,562	8,021	—	—	—
Non-interest income	946	1,144	929	1,687	1,727	1,329	915	258	—

Total revenues	8,940	8,601	8,829	9,757	9,289	9,350	915	258	—
Provision for loan losses	—	(265)	(985)	(800)	(750)	(1,800)	—	—	—
Core deposit intangibles amortization	(266)	(312)	(358)	(233)	(234)	(233)	—	—	—
Goodwill impairment charge	—	—	—	—	—	—	—	—	—
Other non-interest expense	(3,276)	(3,163)	(3,189)	(7,158)	(5,419)	(5,435)	(5,380)	(2,315)	—

Income (loss) before income taxes	5,398	4,861	4,297	1,566	2,886	1,882	(4,465)	(2,057)	—
Income tax (expense) benefit	(1,508)	(1,590)	(1,426)	(374)	(1,045)	(551)	1,737	806	—

Net income (loss)	3,890	3,271	2,871	1,192	1,841	1,331	(2,728)	(1,251)	—

Average Balance Sheet Data
Total assets	249,842	209,189	179,885	225,013	198,415	175,107	17,320	12,561	—
Total loans and loans held for sale	113,397	114,310	119,840	138,286	146,911	149,665	—	—	—
Total deposits	176,319	153,132	121,770	180,845	162,745	140,528	—	—	—
Stockholders’ equity	34,753	33,742	30,955	26,418	25,887	23,396	18,567	12,683	—

End of Year Balance Sheet Data
Total assets	265,621	239,667	217,379	243,723	230,345	184,528	7,195	20,610	—
Total loans, net of ALLL	109,495	106,290	114,113	131,327	139,014	144,655	—	—	—
Total deposits	186,361	165,816	143,552	195,067	184,217	148,474	—	—	—
Stockholders’ equity	35,449	33,151	32,627	27,294	25,595	25,410	9,581	21,199	—

Ratios and Other
Return on average assets	1.56%	1.56%	1.60%	0.53%	0.93%	0.76%
Return on average equity	11.19%	9.69%	9.27%	4.51%	7.11%	5.69%
Tier I risk-based capital ratio	13.79%	13.93%	12.73%	12.36%	11.76%	11.11%
Total risk-based capital ratio	15.05%	15.19%	13.99%	13.63%	13.03%	12.37%
Leverage capital ratio	8.33%	9.18%	9.19%	8.48%	8.83%	10.33%
Full time equivalent employees	39	39	40	44	46	41
Locations	3	3	3	3	3	3

	Parent			Eliminations and Other			Total Consolidated
(Dollars in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Condensed Income Statements
Net interest income	(4,102)	(5,973)	(6,265)	2	—	—	235,615	234,768	245,327
Non-interest income	35,082	61,924	52,466	(34,917)	(59,932)	(50,584)	78,199	87,546	86,474

Total revenues	30,980	55,951	46,201	(34,915)	(59,932)	(50,584)	313,814	322,314	331,801
Provision for loan losses	—	—	—	—	—	—	(64,500)	(84,693)	(124,618)
Core deposit intangibles amortization	—	—	—	—	—	—	(2,473)	(3,180)	(3,116)
Goodwill impairment charge	—	—	—	—	—	—	(40,159)	—	—
Other non-interest expense	(16,065)	(14,613)	(13,769)	14,915	14,400	13,396	(189,492)	(184,768)	(165,702)

Income (loss) before income taxes	14,915	41,338	32,432	(20,000)	(45,532)	(37,188)	17,190	49,673	38,365
Income tax (expense) benefit	2,176	1,374	1,942	(244)	244	—	281	(7,343)	(3,991)

Net income (loss)	17,091	42,712	34,374	(20,244)	(45,288)	(37,188)	17,471	42,330	34,374

Average Balance Sheet Data
Total assets	995,355	949,597	824,527	(1,148,846)	(1,130,937)	(1,043,687)	6,922,816	6,307,040	5,691,929
Total loans and loans held for sale	—	—	—	(5,068)	—	—	3,625,791	3,999,012	4,140,541
Total deposits	—	—	—	(24,372)	(39,887)	(59,234)	4,669,571	4,358,384	3,493,607
Stockholders’ equity	857,625	817,496	691,922	(942,731)	(897,405)	(753,933)	857,625	817,496	691,922

End of Year Balance Sheet Data
Total assets	990,634	978,875	832,916	(1,124,264)	(1,135,269)	(962,778)	7,187,906	6,759,287	6,191,795
Total loans, net of ALLL	—	—	—	(5,014)	(3,813)	—	3,328,619	3,612,182	3,920,988
Total deposits	—	—	—	(45,581)	(39,884)	(29,263)	4,821,213	4,521,902	4,100,152
Stockholders’ equity	850,227	838,583	685,890	(929,518)	(918,937)	(797,180)	850,227	838,204	685,890

Ratios and Other
Return on average assets							0.25%	0.67%	0.60%
Return on average equity							2.04%	5.18%	4.97%
Tier I risk-based capital ratio							18.99%	18.24%	14.02%
Total risk-based capital ratio							20.27%	19.51%	15.29%
Leverage capital ratio							11.81%	12.71%	11.20%
Full time equivalent employees	141	131	119				1,653	1,674	1,643
Locations	1	1	1				106	105	106

[1]	The average balance sheet data is based on daily averages for the entire year, with First Bank-WY having been acquired October 2, 2009.

WEB SITE ACCESS

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

MARKET AREA

The Company has 106 locations, of which 9 are loan or administration offices, in 35 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 53 locations in Montana, 29 locations in Idaho, 14 locations in Wyoming, 3 locations in Colorado, 4 locations in Utah and 3 locations in Washington.

The market area’s economic base primarily focuses on tourism, energy, construction, mining, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, significant lakes, and rural scenic areas.

COMPETITION

Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2011, the Company has approximately 26 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Company has 26 percent of the deposits in the 6 counties it services. In Colorado, the Company has 12 percent of the deposits in the 2 counties it serves. In Utah, the Company has 13 percent of the deposits in the 3 counties it services.

There are a large number of depository institutions including thrifts, commercial banks, and credit unions in the markets in which the Company has offices. The Banks, like other depository institutions, operate in a rapidly changing environment. Non-depository financial service institutions, primarily in the securities and insurance industries, have become competitors for retail savings and investment funds. In addition to offering competitive interest rates, the principal methods used by the Banks to attract deposits include the offering of a variety of services including on-line banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

EMPLOYEES

As of December 31, 2011, the Company employed 1,653 persons, 1,507 of whom were employed full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including medical and dental insurance, life and accident insurance, long-term disability coverage, sick leave, 401(k) and profit sharing plan, and a stock-based compensation plan. The Company considers its employee relations to be excellent. See Note 16 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

SUPERVISION AND REGULATION

Introduction

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Banks. This regulatory framework is primarily designed for the protection of depositors, the federal Deposit Insurance Fund and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof, could have a material effect on the Company’s business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to the Company and Banks have been made or proposed. The full extent to which these changes will impact the Company and the Banks is not yet known. However, continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s business.

The Company recently announced plans to consolidate into Glacier its bank subsidiaries which operate throughout the states of Montana, Colorado, Idaho, Utah, Washington and Wyoming. The transaction is currently expected to close early in the second quarter of 2012. After this transaction is consummated, Glacier will be the sole bank subsidiary of the Company and will be subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Division and the FDIC. With respect to divisions of Glacier outside of Montana, they will be subject to applicable state laws.

Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of the bank subsidiaries. Glacier, First Security, Western, Valley, Big Sky, and First Bank-MT are Montana state-chartered banks; Mountain West and Citizens are Idaho state-chartered banks; 1st Bank and First Bank-WY are Wyoming state-chartered banks; and San Juans is a Colorado state-chartered bank. Customer deposits of the Banks are insured by the FDIC.

As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide additional information to the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

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

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services provided by the Company or the Banks or 2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is expected to act as a source of financial and managerial strength to its Banks. This means that the Company is required to commit, as necessary, resources to support the Banks. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

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

The Bank Subsidiaries

Glacier, First Security, Western, Valley, Big Sky, and First Bank-MT are subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Division and the FDIC.

Mountain West and Citizens are subject to regulation and supervision by the Idaho Department of Finance and by the FDIC. In addition, Mountain West’s Utah and Washington branches are subject to regulation by the Utah Department of Financial Institutions and the Washington Department of Financial Institutions, respectively.

1st Bank and First Bank-WY are subject to regulation and supervision by the Wyoming Division of Banking and by the FDIC. In addition, 1st Bank’s Utah branches are subject to regulation by the Utah Department of Financial Institutions.

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

Consumer Protection. The Banks are subject to a variety of federal and state consumer protection laws and regulations that govern their relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which they take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit 1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not related to the lending bank; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. Federal law 1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; 2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and 3) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon the Banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends

A principal source of the Company’s cash is from dividends received from the Banks, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State law limits a bank’s ability to pay dividends that are greater than a certain amount without approval of the applicable agency. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier II capital generally consists of the allowance for loan and lease losses, hybrid capital instruments, and qualifying subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based capital ratio and a total risk-based capital ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based capital ratio of 4 percent and a minimum total risk-based capital ratio of 8 percent.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which banks may leverage its equity capital base. The minimum leverage ratio is 4 percent.

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

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. For bank holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

As a publicly reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the Act’s requirements and has found that such compliance, including compliance with Section 404 of the Act relating to the Company’s internal control over financial reporting, has resulted in significant additional expense for the Company. The Company anticipates that it will continue to incur such additional expense in its ongoing compliance.

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

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

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

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. After receiving preliminary approval from Treasury to participate in the program, the Company elected not to participate in light of its capital position and due to its ability to raise capital successfully in private equity markets.

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which 1) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and 2) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Deposit Insurance

The bank subsidiaries’ deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Banks have prepaid their quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations. In February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rules also revise the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Not all of the regulations implementing these changes have been promulgated. As a result, the Company cannot determine the full impact on its business and operations at this time. However, the Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact the Company’s business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will generally be excluded from the Tier 1 capital of a Bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Bureau of Consumer Financial Protection. The Dodd-Frank Act creates a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”) within the Federal Reserve Board. The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Proposed Legislation

General. Proposed legislation is introduced in almost every legislative session. Such legislation could dramatically affect the regulation of the banking industry. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Banks. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and, therefore, generally increases the cost of doing business.

Possible Changes to Capital Requirements Resulting from Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio is 4.5 percent of risk-weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The Company cannot predict the extent to which Basel III will be adopted or, if adopted, how it will apply to the Company or the Banks.

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

The Company maintains an allowance for loan and lease losses (“ALLL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Company can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Company’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Company will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Company’s provision for loan losses and ALLL. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in the ALLL and adversely affect the Company’s financial condition and results of operations.

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

The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2009, 2010 and 2011. The Company may not be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will generally depend on the sufficiency of earnings. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.

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

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments for periods through 2012.

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

Non-performing assets (which include OREO) adversely affect the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or OREO, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on profitably growing the Company’s business. The Company may experience further increases in non-performing assets in the future.

A decline in the fair value of the Company’s investment portfolio could adversely affect earnings.

The fair value of the Company’s investment securities could decline as a result of factors including changes in market interest rates, credit quality and credit ratings, lack of market liquidity and other economic conditions. An investment security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition.

With relatively soft loan demand and increased market liquidity, the investment securities portfolio has grown significantly and represented 44 percent of total assets at December 31, 2011. While the Company believes that the term of such investments has been kept relatively short, the Company is subject to interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Company’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. While the Company believes a relatively conservative approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions. The Company’s investment securities portfolio has increased and now constitutes a much larger portion of assets with any attendant risks of such investments.

Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including U.S. agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in the Company’s investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under securities sold under agreements to repurchase (“repurchase agreements”), at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

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

Interest rate swaps expose the Company to certain risks, and may not be effective in mitigating exposure to changes in interest rates.

Commencing in the fourth quarter of 2011, the Company entered into interest rate swap agreements in order to manage a portion of the risk to interest rate volatility. The Company anticipates that additional interest rate swaps may be entered into in the future. These swap agreements involve other risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, leaving the Company vulnerable to interest rate movements. There can be no assurance that these arrangements will be effective in reducing the Company’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.

Accounting standards require the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company has incurred an impairment of goodwill of $40.2 million ($32.6 million after-tax) during the third quarter of 2011. The Company continues to maintain $106 million in goodwill on its balance sheet and there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.

The Company has in recent years acquired other financial institutions. The Company may in the future engage in selected acquisitions of additional financial institutions, including transactions that may receive assistance from the FDIC, although the Company may not be able to successfully complete any such transactions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

A tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.

A tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company’s asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank and the FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

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

Commercial banking is a highly competitive business. The Company competes with other commercial banks, thrifts, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company. Some of the Company’s competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market areas, the Company’s business, results of operations and prospects could be adversely affected.

The Company operates in a highly regulated environment and changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, the Company is subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on the Company and its operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition or results of operations.

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation 1) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages; 2) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies; 3) will lead to new capital requirements from federal banking regulatory agencies; 4) places new limits on electronic debt card interchange fees; and 5) requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the challenging national, regional and local economic conditions. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations. Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

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

At December 31, 2011, the Company owned 84 of its 106 offices. The remaining 22 offices were leased and include 5 offices in Montana, 12 offices in Idaho, 2 offices in Wyoming, 1 office in Colorado, 1 office in Utah, and 1 office in Washington. Including its headquarters, the aggregate book value of Company-owned offices is $119 million. The following schedule provides property information for the Company as of December 31, 2011.

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value

Glacier	2	15	$22,879
Mountain West	14	14	19,136
First Security	2	11	13,098
Western	1	7	14,439
1st Bank	1	11	10,313
Valley	—	6	7,749
Big Sky	—	5	9,848
First Bank-WY	1	3	6,360
Citizens	—	6	6,262
First Bank-MT	—	3	750
San Juans	1	2	2,949
Parent	—	1	4,776

	22	84	$118,559

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur as needed.

For additional information regarding the Company’s premises and equipment and lease obligations, see Notes 5 and 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. The primary market makers during the year are listed below:

Barclays Capital Inc./Le	Credit Suisse Securities USA	D.A. Davidson & Co., Inc.
Deutsche Banc Alex Brown	Instinet, LLC	Knight Capital Americas, L.P.
Latour Trading LLC	Merrill Lynch, Pierce, Fenner	Morgan Stanley & Co. LLC
Octeg, LLC	Penson Financial Services	RBC Capital Markets Corp.
Tradebot Systems, Inc.	UBS Securities LLC	Wedbush Securities Inc.

The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below. As of December 31, 2011, there were approximately 1,473 shareholders of record for the Company’s common stock.

	2011		2010
Quarter	High	Low	High	Low
First	$15.94	$14.09	$15.94	$13.75
Second	15.29	12.97	18.88	14.67
Third	13.75	9.23	16.73	13.75
Fourth	12.51	9.09	15.76	13.00

The Company paid cash dividends on its common stock of $0.52 per share for the years ended December 31, 2011 and 2010. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

On March 22, 2010, the Company completed the common stock offering of 10,291,465 shares generating net proceeds, after underwriter discounts and offering expenses, of $145.5 million.

Unregistered Securities

There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

Issuer Stock Purchases

The Company made no stock repurchases during 2011.

Equity Compensation Plan Information

The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers, other employees and directors. Although the 1994 Director Stock Option Plan and the 1995 Employee Stock Option Plan expired in March 2009 and April 2005, respectively, there are issued options outstanding under both plans that have not been exercised as of December 31, 2011.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the following plans as of December 31, 2011:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by the shareholders	1,446,860	$19.52	3,722,053

Stock Performance Graph

The following graphs compare the yearly cumulative total return of the Company’s common stock over both a five-year and ten-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index, and 2) the SNL Bank Index comprised of banks or bank holding companies with total assets between $5 billion and $10 billion. Each of the cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

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

						Compounded Annual Growth Rate
	December 31,					1-Year 2011/2010	5-Year 2011/2007
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Summary of financial condition
Total assets	$7,187,906	6,759,287	6,191,795	5,553,970	4,817,330	6.3%	10.0%
Investment securities, available-for-sale	3,126,743	2,461,119	1,506,394	990,092	700,324	27.0%	30.5%
Loans receivable, net	3,328,619	3,612,182	3,920,988	3,998,478	3,516,999	(7.9%)	1.2%
Allowance for loan and lease losses	(137,516)	(137,107)	(142,927)	(76,739)	(54,413)	0.3%	22.8%
Goodwill and intangibles	114,384	157,016	160,196	159,765	154,264	(27.2%)	(4.6%)
Deposits	4,821,213	4,521,902	4,100,152	3,262,475	3,184,478	6.6%	8.5%
Federal Home Loan Bank advances	1,069,046	965,141	790,367	338,456	538,949	10.8%	28.3%
Securities sold under agreements to repurchase and other borrowed funds	268,638	269,408	451,251	1,110,731	401,621	(0.3%)	(4.5%)
Stockholders’ equity	850,227	838,204	685,890	676,940	528,576	1.4%	13.3%
Equity per share[1]	11.82	11.66	11.13	11.04	9.85	1.4%	6.3%
Equity as a percentage of total assets	11.83%	12.40%	11.08%	12.19%	10.97%	(4.6%)	3.0%

						Compounded Annual Growth Rate
	Years ended December 31,					1-Year	5-Year
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007	2011/2010	2011/2007
Summary of operations
Interest income	$280,109	288,402	302,494	302,985	304,760	(2.9%)	2.0%
Interest expense	44,494	53,634	57,167	90,372	121,291	(17.0%)	(14.1%)

Net interest income	235,615	234,768	245,327	212,613	183,469	0.4%	8.3%
Provision for loan losses	64,500	84,693	124,618	28,480	6,680	(23.8%)	65.5%
Non-interest income	78,199	87,546	86,474	61,034	64,818	(10.7%)	8.6%
Non-interest expense [2]	191,965	187,948	168,818	145,909	137,917	2.1%	11.3%

Income before income taxes [2]	57,349	49,673	38,365	99,258	103,690	15.5%	(9.1%)
Income tax (benefit) expense [2]	7,265	7,343	3,991	33,601	35,087	(1.1%)	(25.3%)

Net income [2]	50,084	42,330	34,374	65,657	68,603	18.3%	(3.9%)

Basic earnings per share1, [2]	0.70	0.61	0.56	1.20	1.29	14.8%	(10.7%)
Diluted earnings per share1, [2]	0.70	0.61	0.56	1.19	1.28	14.8%	(10.4%)
Dividends declared per share[1]	0.52	0.52	0.52	0.52	0.50	0.0%	2.9%

	At or for the Years ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Ratios
Return on average assets [2]	0.72%	0.67%	0.60%	1.31%	1.49%
Return on average equity [2]	5.78%	5.18%	4.97%	11.63%	13.82%
Dividend payout ratio [2]	74.29%	85.25%	92.86%	43.33%	38.76%
Average equity to average asset ratio	12.39%	12.96%	12.16%	11.23%	10.78%
Net interest margin on average earning assets (tax equivalent)	3.89%	4.21%	4.82%	4.70%	4.50%
Efficiency ratio [3]	49.76%	49.88%	46.44%	49.68%	53.24%
Allowance for loan and lease losses as a percent of loans	3.97%	3.66%	3.52%	1.88%	1.52%
Allowance for loan and lease losses as a percent of nonperforming loans	102%	70%	70%	105%	484%

Other data
Loans originated and acquired	$1,650,418	1,935,311	2,430,967	2,456,749	2,576,260
Number of full time equivalent employees	1,653	1,674	1,643	1,571	1,480
Number of locations	106	105	106	101	97

[1]	Revised for stock splits and dividends.
[2]	Excludes goodwill impairment charge of $32.6 million ($40.2 million pre-tax). For additional information on the goodwill impairment charge see the Non-GAAP Financial Measures section below.
[3]

Non-interest expense before other real estate owned expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of fully taxable equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, other real estate owned income, and non-recurring income items.

Non-GAAP Financial Measures

In addition to the results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP.

	December 31, 2011
	Goodwill Impairment Charge,
(Dollars in thousands, except per share data)	GAAP	Net of Tax	Non-GAAP

Non-interest expense	$232,124	(40,159)	191,965
Income before income taxes	$17,190	40,159	57,349
Income tax (benefit) expense	$(281)	7,546	7,265
Net income	$17,471	32,613	50,084
Basic earnings per share	$0.24	0.46	0.70
Diluted earnings per share	$0.24	0.46	0.70
Return on average assets	0.25%	0.47%	0.72%
Return on average equity	2.04%	3.74%	5.78%
Dividend payout ratio	216.67%	-142.38%	74.29%

The reconciling item between the GAAP and non-GAAP financial measures was the third quarter of 2011 goodwill impairment charge (net of tax) of $32.6 million.

•

The goodwill impairment charge was $40.2 million with a tax benefit of $7.6 million which resulted in a goodwill impairment charge (net of tax) of $32.6 million. The tax benefit applied only to the $19.4 million of goodwill associated with taxable acquisitions and was determined based on the Company’s marginal income tax rate of 38.9 percent.

•	The basic and diluted earnings per share reconciling items were determined based on the goodwill impairment charge (net of tax) divided by the weighted average diluted shares of 71,915,073.

•

The goodwill impairment charge (net of tax) was included in determining earnings for both the GAAP return on average assets and GAAP return on average equity. The average assets used in the GAAP and non-GAAP return on average assets ratios were $6.923 billion and $6.931 billion for the year ended December 31, 2011, respectively. The average equity used in the GAAP and non-GAAP return on average equity ratios were $858 million and $866 million for the year ended December 31, 2011, respectively.

•

The dividend payout ratio is calculated by dividing dividends declared per share by basic earnings per share. The non-GAAP dividend payout ratio uses the non-GAAP basic earnings per share for calculating the ratio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

Highlights and Overview

Net income for 2011 was $17.5 million, a decrease of $24.9 million from the prior year, and diluted earnings per share for 2011 was $0.24, a decrease of $0.37 per share from the prior year. The decrease in net income during 2011 compared to 2010 resulted from a goodwill impairment charge of $32.6 million ($40.2 million pre-tax) during 2011. For additional information regarding the goodwill impairment charge, see the section captioned “Critical Accounting Polices” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Excluding the goodwill impairment charge, operating income for 2011 was $50.1 million, an increase of $7.8 million, or 18 percent, over the prior year. Diluted operating earnings per share was $0.70, an increase of 15 percent from the $0.61 earned in 2010.

The foremost reason for the increase in operating income was a reduction in the provision for loan losses of $20.2 million. During the year, there was increased pressure on the net interest margin as a percentage of earning assets, on a tax-equivalent basis, which was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities. The net interest margin decreased 32 basis points from 4.21 percent in 2010 to 3.89 percent in 2011. However, the Company worked diligently to maintain net interest income through the purchase of investment securities and the decrease in interest rates on deposits. Net interest income increased $847 thousand, or less than 1 percent, from the prior year.

The Company’s loan portfolio decreased from the prior year as a result of continued slowing loan demand, net charged-off loans, and repossession of foreclosed assets. The loan portfolio decreased by $283 million, or 8 percent, from the prior year end. During the year, there was improvement in the credit quality of the loan portfolio from the historically high levels in 2010. Non-performing assets were $213 million at year end, a decrease of $57.1 million, or 21 percent, from the prior year end and primarily the result of a decrease in the non-performing loans which decreased 31 percent from the prior year end.

Consistent with the prior year, the Company purchased investment securities throughout the year to offset the decrease in the loan portfolio. Investment securities, interest bearing deposits and federal funds sold, increased $721 million, or 30 percent, from the prior year end.

Non-interest bearing deposits increased $155 million, or 18 percent, during the year and interest bearing deposits increased by $144 million, or 4 percent, during the year. As a result of the increase in deposits, the Company required less borrowings to fund the investment growth and only increased FHLB advances by $104 million during the year. Tangible stockholders’ equity increased $54.7 million, or $0.76 per share, during the year and the Company and each of the bank subsidiaries have remained above the well capitalized levels required by regulators.

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

Financial Condition Analysis

Assets

The following table summarizes the asset balances as of the dates indicated, and the amount and percentage changes from December 31, 2010:

	December 31,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Cash on hand and in banks	$104,674	71,465	33,209	46%
Investment securities and interest bearing cash deposits	3,150,101	2,429,473	720,628	30%
Loans receivable
Residential real estate	516,807	632,877	(116,070)	-18%
Commercial	2,295,927	2,451,091	(155,164)	-6%
Consumer and other	653,401	665,321	(11,920)	-2%

Loans receivable	3,466,135	3,749,289	(283,154)	-8%
Allowance for loan and lease losses	(137,516)	(137,107)	(409)	0%

Loans receivable, net	3,328,619	3,612,182	(283,563)	-8%

Other assets	604,512	646,167	(41,655)	-6%

Total assets	$7,187,906	6,759,287	428,619	6%

Investment securities and interest bearing deposits, increased $721 million, or 30 percent, from December 31, 2010. During the year, the Company purchased investment securities to primarily offset the lack of loan growth and to maintain interest income. The investment securities purchased during the current year were predominately U.S. Agency Collateralized Mortgage Obligations (“CMO”) with short weighted-average-lives and tax-exempt state and local government obligations. Investment securities represent 44 percent of total assets at December 31, 2011 versus 36 percent at December 31, 2010.

At December 31, 2011, the loan portfolio was $3.466 billion, a decrease of $283 million, or 8 percent, from total loans of $3.749 billion at December 31, 2010. Excluding net charge-offs of $64.1 million and loans transferred to OREO of $79.3 million, loans decreased $140 million, or 4 percent, from December 31, 2010. During the year, the largest decrease in dollars was in commercial loans which decreased $155 million, or 6 percent, from December 31, 2010. The largest percentage decrease was in real estate loans which decreased $116 million, or 18 percent, from December 31, 2010. The Company continues to reduce its exposure to land, lot and other construction loans which totaled $381 million as of December 31, 2011 and have decreased $168 million, or 31 percent, since the prior year end. The continued downturn in the economy and resulting lack of loan demand were the primary reasons for the decrease in the loan portfolio.

As a result of the third quarter 2011 goodwill impairment charge (net of tax) of $32.6 million, other assets decreased $41.7 million from December 31, 2010.

Liabilities

The following table summarizes the liability balances as of the dates indicated, and the amount and percentage changes from December 31, 2010:

	December 31,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Non-interest bearing deposits	$1,010,899	855,829	155,070	18%
Interest bearing deposits	3,810,314	3,666,073	144,241	4%
Repurchase agreements	258,643	249,403	9,240	4%
FHLB advances	1,069,046	965,141	103,905	11%
Other borrowed funds	9,995	20,005	(10,010)	-50%
Subordinated debentures	125,275	125,132	143	0%
Other liabilities	53,507	39,500	14,007	35%

Total liabilities	$6,337,679	5,921,083	416,596	7%

At December 31, 2011, non-interest bearing deposits of $1.011 billion increased $155 million, or 18 percent, since December 31, 2010. The increase in non-interest bearing deposits during the year was driven by the continued growth in the number of personal and business customers, as well as existing customers retaining cash deposits for liquidity purposes due to the uncertainty in the current economic environment. Interest bearing deposits of $3.810 billion at December 31, 2011 included $170 million of reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). Interest bearing deposits increased $144 million, or 4 percent, from the prior year end and included an increase of $31.1 million in wholesale deposits, including reciprocal deposits. These deposit increases have been beneficial to the Company in funding the investment securities portfolio growth at low costs over the prior twelve months.

To fund growth in the investment securities portfolio, the Company’s level of borrowings has increased as needed to supplement deposit growth. FHLB advances increased $104 million since December 31, 2010.

Stockholders’ Equity

The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount and percentage changes from December 31, 2010:

	December 31,	December 31,
Dollars in thousands, except per share data)	2011	2010	$ Change	% Change

Common equity	$816,740	837,676	(20,936)	-2%
Accumulated other comprehensive income	33,487	528	32,959	6242%

Total stockholders’ equity	850,227	838,204	12,023	1%
Goodwill and core deposit intangible, net	(114,384)	(157,016)	42,632	-27%

Tangible stockholders’ equity	$735,843	681,188	54,655	8%

Stockholders’ equity to total assets	11.83%	12.40%	-0.57%	-5%
Tangible stockholders’ equity to total tangible assets	10.40%	10.32%	0.08%	1%
Book value per common share	$11.82	11.66	0.16	1%
Tangible book value per common share	$10.23	9.47	0.76	8%
Market price per share at end of period	$12.03	15.11	(3.08)	-20%

Total stockholders’ equity and book value per share increased $12.0 million and $0.16 per share from the prior year end. The increase came primarily from accumulated other comprehensive income representing net unrealized gains or losses (net of tax) on the investment securities portfolio which was largely offset by the third quarter 2011 goodwill impairment charge (net of tax) of $32.6 million. Tangible stockholders’ equity increased $54.7 million, or $0.76 per share since December 31, 2010 resulting in tangible stockholders’ equity to tangible assets of 10.40 percent and tangible book value per share of $10.23 as of December 31, 2011.

Results of Operations

Performance Summary

Net income was $17.5 million or $0.24 per share for the year ended December 31, 2011. Excluding the goodwill impairment charge, net operating income for 2011 was $50.1 million versus $42.3 million for the prior year. Diluted operating income per share for 2011 was $0.70 per share, an increase of 15 percent from the prior year earnings per share of $0.61. Net operating income is considered a non-GAAP financial measure and additional information regarding this measurement and reconciliation is provided in “Item 6. Selected Financial Data.”

Income Summary

The following table summarizes income for the periods indicated, including the amount and percentage changes from December 31, 2010:

	Years ended December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change
Net interest income
Interest income	$280,109	$288,402	$(8,293)	-3%
Interest expense	44,494	53,634	(9,140)	-17%

Total net interest income	235,615	234,768	847	0%

Non-interest income
Service charges, loan fees, and other fees	48,113	47,946	167	0%
Gain on sale of loans	21,132	27,233	(6,101)	-22%
Gain on sale of investments	346	4,822	(4,476)	-93%
Other income	8,608	7,545	1,063	14%

Total non-interest income	78,199	87,546	(9,347)	-11%

	$313,814	$322,314	$(8,500)	-3%

Net interest margin (tax-equivalent)	3.89%	4.21%

Net Interest Income

Net interest income for 2011 remained stable compared to 2010. During 2011, interest income decreased $8.3 million, or 3 percent, while interest expense decreased $9.1 million, or 17 percent from 2010. The decrease in interest income from the prior year resulted from the increase in premium amortization coupled with the reduction in loan balances, the combination of which put further pressure on earning asset yields. Interest income also continues to reflect the Company’s purchase of a significant amount of investment securities over the course of several quarters at lower yields than the loans they replaced. Interest income included $35.8 million in premium amortization (net of discount accretion) on CMOs which was an increase of $18.1 million from the prior year. This increase was the result of both the increased purchases of CMOs combined with the continued refinance activity. The decrease in interest expense in 2011 was primarily attributable to the rate decreases on interest bearing deposits. The funding cost for 2011 was 87 basis points compared to 116 basis points for 2010.

The net interest margin decreased 32 basis points from 4.21 percent for 2010 to 3.89 for 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher CMO premium amortization. The premium amortization in 2011 accounted for a 56 basis point reduction in the net interest margin compared to a 30 basis point reduction in the net interest margin for the same period last year.

Non-interest Income

Non-interest income of $78.2 million for 2011 decreased $9.3 million, or 11 percent, over non-interest income of $87.5 million for 2010. Gain on sale of loans for 2011 decreased $6.1 million, or 22 percent, from 2010 due to a significant reduction in refinance activity. Excluding the prior year $2.0 million gain on the sale of merchant card servicing portfolio, other income for 2011 increased $3.1 million, or 56 percent, over 2010 of which $1.7 million was from debit card income and $1.3 million was from the combination of operating income from OREO and gain on sale of OREO.

Non-interest Expense

The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2010:

	Years ended December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Compensation, employee benefits and related expense	$85,691	$87,728	$(2,037)	-2%
Occupancy and equipment expense	23,599	24,261	(662)	-3%
Advertising and promotions	6,469	6,831	(362)	-5%
Outsourced data processing expense	3,153	3,057	96	3%
Other real estate owned expense	27,255	22,193	5,062	23%
Federal Deposit Insurance Corporation premiums	8,169	9,121	(952)	-10%
Core deposit intangibles amortization	2,473	3,180	(707)	-22%
Other expense	35,156	31,577	3,579	11%

Total non-interest expense before goodwill impairment charge	191,965	187,948	4,017	2%
Goodwill impairment charge	40,159	—	40,159	n/m

Total non-interest expense	$232,124	$187,948	$44,176	24%

Excluding the goodwill impairment charge, non-interest expense for 2011 increased by $4.0 million, or 2 percent, from 2010. Compensation and employee benefits for 2011 decreased $2.0 million, or 2 percent, and was the result of the reduction in full time equivalent employees. Occupancy and equipment expense decreased $662 thousand, or 3 percent, from the prior year. OREO expense of $27.3 million increased $5.1 million, or 23 percent, from the prior year. The OREO expense for 2011 included $5.8 million of operating expenses, $16.3 million of fair value write-downs, and $5.2 million of loss on sale of OREO. FDIC premium expense decreased $952 thousand, or 10 percent, from the prior year as a result of a change in the FDIC assessment calculation. Other expense increased $3.6 million, or 11 percent, from the prior year and was primarily driven by increases in debit card expenses and expenses associated with New Markets Tax Credits investments.

Efficiency Ratio

The Company calculates the efficiency ratio as non-interest expense before other real estate owned expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of fully taxable equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, other real estate owned income, and non-recurring income items. The efficiency ratio was 50 percent for both 2011 and 2010. There was a notable decrease in gain on sale of loans for 2011 compared to 2010 as refinance activity slowed during 2011. The decrease in gain on sale of loans was offset by increases in investment security income.

Provision for Loan Losses

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Subsidiary Assets
Q4 2011	$8,675	9,252	3.97%	1.42%	2.92%
Q3 2011	17,175	18,877	3.92%	0.60%	3.49%
Q2 2011	19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%
Q2 2010	17,246	19,181	3.58%	0.92%	4.01%
Q1 2010	20,910	20,237	3.58%	1.53%	4.19%

The Company provisioned slightly more than the amount of net charged-off loans during 2011. The provision for loan losses was $64.5 million for 2011, a decrease of $20.2 million, or 24 percent, from the prior year. Net charged-off loans during 2011 was $64.1 million, a decrease of $26.4 million from 2010. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $31.3 million, or 49 percent of total net charged-off loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

Income Summary

The following table summarizes income for the periods indicated, including the amount and percentage changes from December 31, 2009:

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

Net Interest Income

Net interest income for 2010 decreased $10.6 million, or 4 percent, over 2009. Total interest income decreased $14 million, or 5 percent, while total interest expense decreased $3.5 million, or 6 percent. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, decreased 61 basis points from 4.82 percent for 2009 to 4.21 percent for 2010, such decrease including a 6 basis points reduction from the reversal of interest on non-accrual loans. The decrease in lower yield and lower volume of loans coupled with an increase in lower yielding investment securities put pressure on both interest income and the net interest margin.

Non-interest Income

Non-interest income increased $1.0 million in 2010 over the same period in 2009. Fee income for 2010 increased $2.1 million, or 5 percent, compared to 2009 primarily from an increase in debit card income. Gain on sale of loans remained at historical highs of $27.2 million for 2010, which was an increase of $310 thousand, or 1 percent, over 2009. Included in 2010 other income was $2.0 million in one-time gains on merchant card servicing portfolios and included in 2009 other income was $3.5 million in a one-time bargain purchase gain from the acquisition of First Bank-WY. Excluding one-time gains, other income increased $1.3 million over the same period in 2009.

Non-interest Expense

The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2009:

	Years ended December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Compensation, employee benefits and related expense	$87,728	$84,965	$2,763	3%
Occupancy and equipment expense	24,261	23,471	790	3%
Advertising and promotions	6,831	6,477	354	5%
Outsourced data processing expense	3,057	3,031	26	1%
Other real estate owned expense	22,193	9,092	13,101	144%
Federal Deposit Insurance Corporation premiums	9,121	8,639	482	6%
Core deposit intangibles amortization	3,180	3,116	64	2%
Other expense	31,577	30,027	1,550	5%

Total non-interest expense	$187,948	$168,818	$19,130	11%

Non-interest expense for 2010 increased by $19.1 million, or 11 percent, from 2009. Compensation and employee benefits increased $2.8 million, or 3 percent, from 2009 which relates to the increase in full-time equivalent employees including the addition of First Bank-WY employees in October 2009. Occupancy and equipment expense increased $790 thousand, or 3 percent, from 2009. Advertising and promotion expense increased by $354 thousand, or 5 percent, from 2009. The primary category that saw much higher expense was OREO which increased $13.1 million, or 144 percent, from 2009. OREO expenses of $22.2 million for 2010 included $5.1 million of operating expenses, $10.4 million of fair value write-downs, and $6.7 million of loss on sale of OREO. FDIC premiums increased $482 thousand, or 6 percent, from 2009 which included a second quarter 2010 special assessment of $2.5 million.

Provision for Loan Losses

The provision for loan losses was $84.7 million for 2010, a decrease of $39.9 million, or 32 percent, from the same period in 2009. Net charged-off loans during the year ended December 31, 2010 was $90.5 million, an increase of $32.1 million from the same period in 2009.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Lending Activity and Practices

The Banks focus their lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” provides more information about the loan portfolio.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Residential real estate loans	$516,807	15.53%	$632,877	17.52%	$743,147	18.95%	$783,399	19.59%	$685,731	19.50%

Commercial loans
Real estate	1,672,059	50.23%	1,796,503	49.73%	1,894,690	48.33%	1,930,849	48.29%	1,611,178	45.81%
Other commercial	623,868	18.74%	654,588	18.12%	724,579	18.48%	644,980	16.13%	636,125	18.09%

Total	2,295,927	68.97%	2,451,091	67.85%	2,619,269	66.81%	2,575,829	64.42%	2,247,303	63.90%

Consumer and other loans
Home equity	440,569	13.24%	483,137	13.38%	501,866	12.80%	507,839	12.70%	432,002	12.28%
Other consumer	212,832	6.39%	182,184	5.04%	199,633	5.09%	208,150	5.21%	206,376	5.87%

Total	653,401	19.63%	665,321	18.42%	701,499	17.89%	715,989	17.91%	638,378	18.15%

Loans receivable	3,466,135	104.13%	3,749,289	103.79%	4,063,915	103.65%	4,075,217	101.92%	3,571,412	101.55%

Allowance for loan and lease losses	(137,516)	-4.13%	(137,107)	-3.79%	(142,927)	-3.65%	(76,739)	-1.92%	(54,413)	-1.55%

Loans receivable, net	$3,328,619	100.00%	$3,612,182	100.00%	$3,920,988	100.00%	$3,998,478	100.00%	$3,516,999	100.00%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2011 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Totals
Variable rate maturing or repricing in
One year or less	$189,798	779,936	271,402	1,241,136
One to five years	119,202	763,623	28,873	911,698
Thereafter	9,027	118,311	4,860	132,198

Fixed rate maturing in
One year or less	104,202	236,993	124,005	465,200
One to five years	80,371	280,331	204,284	564,986
Thereafter	14,207	116,733	19,977	150,917

Totals	$516,807	2,295,927	653,401	3,466,135

The following tables summarize selected information by regulatory classification of the Company’s loan portfolio:

	Loans Receivable by Bank
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change
Glacier	$797,530	866,097	(68,567)	-8%
Mountain West	707,442	821,135	(113,693)	-14%
First Security	575,254	571,925	3,329	1%
Western	272,681	305,977	(33,296)	-11%
1st Bank	243,216	266,505	(23,289)	-9%
Valley	195,395	183,003	12,392	7%
Big Sky	229,640	249,593	(19,953)	-8%
First Bank-WY	130,766	143,224	(12,458)	-9%
Citizens	166,777	168,972	(2,195)	-1%
First Bank-MT	112,390	109,310	3,080	3%
San Juans	135,516	143,574	(8,058)	-6%
Eliminations and other	(5,015)	(3,813)	(1,202)	32%
Loans held for sale	(95,457)	(76,213)	(19,244)	25%

Total	$3,466,135	3,749,289	(283,154)	-8%

	Land, Lot and Other Construction Loans by Bank
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change
Glacier	$101,429	148,319	(46,890)	-32%
Mountain West	91,275	147,991	(56,716)	-38%
First Security	46,899	72,409	(25,510)	-35%
Western	20,216	29,535	(9,319)	-32%
1st Bank	20,422	29,714	(9,292)	-31%
Valley	13,755	12,816	939	7%
Big Sky	43,548	53,648	(10,100)	-19%
First Bank-WY	6,924	12,341	(5,417)	-44%
Citizens	7,905	12,187	(4,282)	-35%
First Bank-MT	731	830	(99)	-12%
San Juans	24,114	30,187	(6,073)	-20%
Other	4,280	—	4,280	n/m

Total	$381,498	549,977	(168,479)	-31%

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Land, Lot and Other Construction Loans by Bank, by Type at 12/31/11
(Dollars in thousands)	Land Development	Consumer Land or Lot	Unimproved Land	Developed Lots for Operative Builders	Commercial Developed Lot	Other Construction
Glacier	$37,516	23,026	25,581	6,978	4,889	3,439
Mountain West	12,771	49,785	5,076	12,485	3,283	7,875
First Security	19,915	5,961	15,013	3,447	698	1,865
Western	9,710	4,241	3,157	534	1,649	925
1st Bank	5,060	7,063	2,655	199	1,273	4,172
Valley	1,984	4,495	1,383	—	3,582	2,311
Big Sky	12,275	13,671	7,960	955	2,748	5,939
First Bank-WY	1,758	3,336	784	582	80	384
Citizens	1,977	1,005	1,910	—	621	2,392
First Bank-MT	—	56	618	—	57	—
San Juans	915	12,757	1,937	—	7,741	764
Other	—	—	—	—	—	4,280

Total	$103,881	125,396	66,074	25,180	26,621	34,346

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Residential Construction Loans by Bank, by Type				Custom and Owner	Pre-Sold
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change	Occupied 12/31/11	and Spec 12/31/11
Glacier	$31,239	34,526	(3,287)	-10%	$8,385	22,854
Mountain West	13,519	21,375	(7,856)	-37%	6,858	6,661
First Security	9,065	10,123	(1,058)	-10%	4,009	5,056
Western	819	1,350	(531)	-39%	302	517
1st Bank	3,295	6,611	(3,316)	-50%	1,628	1,667
Valley	3,696	4,950	(1,254)	-25%	3,361	335
Big Sky	10,494	11,004	(510)	-5%	971	9,523
First Bank-WY	2,827	1,958	869	44%	2,827	—
Citizens	7,010	9,441	(2,431)	-26%	3,280	3,730
First Bank-MT	199	502	(303)	-60%	156	43
San Juans	12,070	7,018	5,052	72%	3,645	8,425

Total	$94,233	108,858	(14,625)	-13%	$35,422	58,811

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Single Family Residential Loans by Bank, by Type				1st	Junior
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change	Lien 12/31/11	Lien 12/31/11
Glacier	$174,928	187,683	(12,755)	-7%	$155,354	19,574
Mountain West	263,499	282,429	(18,930)	-7%	227,763	35,736
First Security	93,776	92,011	1,765	2%	79,543	14,233
Western	42,124	42,070	54	0%	40,216	1,908
1st Bank	53,385	59,337	(5,952)	-10%	48,953	4,432
Valley	57,068	60,085	(3,017)	-5%	47,820	9,248
Big Sky	31,275	32,496	(1,221)	-4%	28,253	3,022
First Bank-WY	12,195	13,948	(1,753)	-13%	8,592	3,603
Citizens	23,722	19,885	3,837	19%	22,487	1,235
First Bank-MT	7,737	8,618	(881)	-10%	6,892	845
San Juans	24,254	29,124	(4,870)	-17%	22,582	1,672

Total	$783,963	827,686	(43,723)	-5%	$688,455	95,508

	Commercial Real Estate Loans by Bank, by Type				Owner Occupied 12/31/11	Non-Owner Occupied 12/31/11
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change
Glacier	$225,548	224,215	1,333	1%	$113,421	112,127
Mountain West	193,495	206,732	(13,237)	-6%	120,162	73,333
First Security	259,396	227,662	31,734	14%	176,866	82,530
Western	99,900	103,443	(3,543)	-3%	59,752	40,148
1st Bank	57,445	58,353	(908)	-2%	42,347	15,098
Valley	58,392	50,325	8,067	16%	36,127	22,265
Big Sky	84,048	88,135	(4,087)	-5%	55,399	28,649
First Bank-WY	23,986	27,609	(3,623)	-13%	18,360	5,626
Citizens	60,754	61,737	(983)	-2%	36,716	24,038
First Bank-MT	19,891	17,492	2,399	14%	9,440	10,451
San Juans	50,297	50,066	231	0%	28,541	21,756

Total	$1,133,152	1,115,769	17,383	2%	$697,131	436,021

	Consumer Loans by Bank, by Type				Home Equity Line of Credit 12/31/11	Other Consumer 12/31/11
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	$ Change	% Change
Glacier	$134,725	150,082	(15,357)	-10%	$120,794	13,931
Mountain West	63,902	70,304	(6,402)	-9%	56,515	7,387
First Security	66,549	71,677	(5,128)	-7%	42,946	23,603
Western	37,657	43,081	(5,424)	-13%	26,695	10,962
1st Bank	35,567	40,021	(4,454)	-11%	14,006	21,561
Valley	24,634	23,745	889	4%	14,663	9,971
Big Sky	26,229	27,733	(1,504)	-5%	22,515	3,714
First Bank-WY	22,504	24,217	(1,713)	-7%	13,372	9,132
Citizens	27,273	29,040	(1,767)	-6%	22,973	4,300
First Bank-MT	7,093	8,005	(912)	-11%	3,402	3,691
San Juans	13,331	14,848	(1,517)	-10%	12,348	983

Total	$459,464	502,753	(43,289)	-9%	$350,229	109,235

n/m - not measurable

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

Unimproved Land and Land Development Loans

Although unimproved land and land development loans have not recently been originated, where real estate market conditions warrant, the Company may originate such loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage of completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, it is required that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of cost or appraised value.

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

Credit Risk Management

The Company’s credit risk management includes stringent credit policies, concentration limits, individual loan approval limits and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations and an independent stress testing of the commercial real estate portfolio, including construction loans. On a quarterly basis, both the Banks and Parent management review loans experiencing deterioration of credit quality. A review of loans by concentration limits is performed on a quarterly basis. Federal and state regulatory safety and soundness examinations are conducted annually at Glacier, Mountain West, First Security, Western and 1st Bank and every eighteen months for all other bank subsidiaries.

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

The Company had $75.7 million and $141 million in loans with interest reserves with remaining reserves of $568 thousand and $879 thousand as of December 31, 2011 and 2010, respectively. During 2011, the Company extended, renewed, or restructured 31 loans with interest reserves, such loans having an aggregate outstanding principal balance of $37.3 million as of December 31, 2011. However, such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2011, the Company had 18 construction loans totaling $14.1 million with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales

Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company has not purchased loans outside the Company or originated loans outside the Company’s geographic market area.

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

As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s Loan Policy and credit administration practices, the Guidelines and USPAP standards. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations are appropriately qualified and are not subject to conflicts of interest. If there are any deficiencies noted in the reviews, they are reported to the Banks’ Board of Directors and prompt corrective action is taken.

Non-performing Assets

The following table summarizes information regarding non-performing assets at the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Other real estate owned	$78,354	73,485	57,320	11,539	2,043

Accruing loans 90 days or more past due
Residential real estate	59	506	1,965	4,103	840
Commercial	1,168	3,051	1,311	2,897	1,216
Consumer and other	186	974	2,261	1,613	629

Total	1,413	4,531	5,537	8,613	2,685

Non-accrual loans
Residential real estate	11,882	23,095	20,093	3,575	934
Commercial	109,640	161,136	168,328	58,454	7,192
Consumer and other	12,167	8,274	9,860	2,272	434

Total	133,689	192,505	198,281	64,301	8,560

Total non-performing assets [1]	$213,456	270,521	261,138	84,453	13,288

Non-performing assets as a percentage of subsidiary assets	2.92%	3.91%	4.13%	1.46%	0.27%

Allowance for loan and lease losses as a percentage of non-performing loans	102%	70%	70%	105%	484%

Accruing loans 30-89 days past due	$49,086	45,497	87,491	54,787	45,490

Troubled debt restructurings not included in non-performing assets	$98,859	26,475	13,829	n/m	n/m

Interest income [2]	$7,441	10,987	11,730	4,434	683

[1]	As of December 31, 2011, non-performing assets have not been reduced by U.S. government guarantees of $2.7 million.
[2]

Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

n/m - not measurable

The following tables summarize selected information identified by regulatory classification on the Company’s loan portfolio.

	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000
	Non-Performing Assets,		Non-	Accruing	Other
	by Loan Type		Accruing	Loans 90 Days	Real Estate
	Balance	Balance	Loans	or More Past Due	Owned
(Dollars in thousands)	12/31/11	12/31/10	12/31/11	12/31/11	12/31/11
Custom and owner occupied construction	$1,531	2,575	783	—	748
Pre-sold and spec construction	5,506	16,071	1,098	—	4,408
Land development	56,152	83,989	31,184	—	24,968
Consumer land or lots	8,878	12,543	3,942	27	4,909
Unimproved land	35,771	44,116	19,194	713	15,864
Developed lots for operative builders	9,001	7,429	7,084	—	1,917
Commercial lots	2,032	3,110	297	—	1,735
Other construction	5,133	3,837	4,305	—	828
Commercial real estate	28,828	36,978	19,181	—	9,647
Commercial and industrial	12,855	13,127	12,213	342	300
Agriculture loans	7,010	5,253	6,391	—	619
1-4 family	33,589	34,791	21,602	292	11,695
Home equity lines of credit	6,361	4,805	5,749	37	575
Consumer	360	446	217	2	141
Other	449	1,451	449	—	—

Total	$213,456	270,521	133,689	1,413	78,354

	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000
	Accruing 30 - 89 Days Delinquent			Non-Accrual &
	Loans and Non-Performing		Accruing	Accruing Loans	Other
	Assets, by Bank		30-89 Days	90 Days or	Real Estate
	Balance	Balance	Past Due	More Past Due	Owned
(Dollars in thousands)	12/31/11	12/31/10	12/31/11	12/31/11	12/31/11
Glacier	$69,324	75,869	10,176	49,042	10,106
Mountain West	60,593	83,872	16,402	25,117	19,074
First Security	59,713	59,770	13,648	28,339	17,726
Western	7,651	11,237	1,937	448	5,266
1st Bank	18,158	16,686	3,693	9,302	5,163
Valley	2,444	1,900	863	728	853
Big Sky	19,795	21,739	410	11,549	7,836
First Bank-WY	8,965	9,901	321	6,910	1,734
Citizens	5,992	8,000	1,175	3,126	1,691
First Bank-MT	397	553	119	278	—
San Juans	3,180	6,549	342	263	2,575
GORE	6,330	19,942	—	—	6,330

Total	$262,542	316,018	49,086	135,102	78,354

There was a sizeable decrease in non-performing assets during the year due to a decrease in non-performing loans of $61.9 million, or 31 percent. Although there was a $4.9 million, or 7 percent, increase in OREO from the prior year end, there was a significant amount of additions to and sales of OREO as the Company continued to work through the foreclosed properties. The momentum of reducing non-performing assets continued throughout the year with each bank subsidiary actively managing the disposition of non-performing assets. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of $49.1 million at December 31, 2011, remained stable from the prior year end early stage delinquencies of $45.5 million.

The largest category of non-performing assets was land, lot and other construction which was $117 million, or 55 percent, of non-performing assets at December 31, 2011. Included in this category was $56.2 million of land development assets and $35.8 million in unimproved land at December 31, 2011. Although land, lot and other construction assets have historically put pressure on the Company’s credit quality, the Company has diligently reduced this category of non-performing assets by $38.1 million, or 25 percent, since the prior year end. Other notable categories of non-performing assets at December 31, 2011 were commercial real estate of $28.9 million and 1-4 family of $33.6 million, both categories of which have decreased since the prior year end.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. Throughout the year, the Company has maintained an adequate allowance for loan and lease losses while working to reduce non-performing assets. The improvement in the credit quality ratios during the year are a product of this effort.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at December 31, 2011. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at December 31, 2011. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $67.9 million of non-accrual construction loans at December 31, 2011. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Glacier	34 percent	Western Montana
First Security	26 percent	Western Montana
Mountain West	25 percent	Northern Idaho and Boise and Sun Valley, Idaho
Big Sky	10 percent	Western Montana

Residential non-accrual construction loans are 3 percent of the total construction loans on non-accrual status as of year end 2011, compared to 11 percent as of year end 2010. Unimproved land and land development loans collectively account for the bulk of the non-accrual commercial construction loans at the four bank subsidiaries. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of the four bank subsidiaries are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impaired Loans

Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $259 million and $225 million as of December 31, 2011 and 2010, respectively. The ALLL includes valuation allowances of $18.8 million and $16.9 million specific to impaired loans as of December 31, 2011 and 2010, respectively. Of the total impaired loans at December 31, 2011, there were 41 commercial real estate and other commercial loans that accounted for $121 million, or 47 percent, of the impaired loans. The 41 loans were collateralized by 147 percent of the loan value, the majority of which had appraisals (new or updated) in 2011, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2011, there were 269 loans aggregating to $165 million, or 64 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $34.9 million. Of these loans, there were charge-offs of $18.1 million during 2011.

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

The Company also takes into account 1) the Company’s experience with whether the appraised values of impaired collateral-dependent loans are actually realized, and 2) the timing of cash flows expected to be received from the underlying collateral to the extent such timing is significantly different than anticipated in the most recent appraisal.

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

Restructured Loans

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $165 million as of December 31, 2011. The Company’s TDR loans are considered impaired loans of which $65.6 million are designated as non-accrual. As a result of adopting the Financial Accounting Standards Board’s (“FASB”) amendment relating to TDRs during the third quarter of 2011, the Company reassessed all restructurings that occurred during the first six months of 2011 for potential identification as TDRs and identified $74.6 million in newly identified TDRs. Of these newly identified TDRs, $53.3 million were not previously identified as impaired loans; such loans had a specific valuation allowance of $3.2 million as of September 30, 2011.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of December 31, 2011 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company has TDR loans of $24.9 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $38.7 million in other loans that are on accrual status.

Other Real Estate Owned

The loan book value prior to the acquisition and transfer of the loan into OREO during 2011 was $96.5 million of which $20.3 million was residential real estate, $67.4 million was commercial real estate, and $8.8 million was consumer loans. The loan collateral acquired in foreclosure during 2011 was $79.3 million of which $15.6 million was residential real estate, $58.3 million was commercial real estate, and $5.4 million was consumer loans. The following table sets forth the changes in OREO for the years ended December 31, 2011 and 2010:

	Years ended December 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$73,485	57,320
Additions	79,295	72,572
Capital improvements	669	273
Write-downs	(16,246)	(10,429)
Sales	(58,849)	(46,251)

Balance at end of period	$78,354	73,485

There was an increase in write-downs in 2011 compared to 2010, which was attributable to an increase in volume of OREO during 2011. Write-downs as a percentage of the beginning balance and additions to OREO was 10.6 percent for 2011 compared to 8.0 percent for 2010. The Company believes that the write-downs in 2011 are not indicative of a trend in that several of such properties have characteristics unique to the property, including special or limited use, and locations of such properties. The Company determined that the write-downs were not indicative of a trend continuing beyond 2011 which would likely affect the future operating results in light of the remaining holdings of real property and each particular bank subsidiary’s experience in its particular markets. However, there can be no assurance that future significant write-downs will not occur.

Although the Company utilized auctions during 2010 as an alternative strategy for disposing of certain properties, the Company only utilized this strategy on a limited basis during 2011. The Company does not intend to use auctions for disposition of OREO in the future unless it is determined to be beneficial to the Company for certain properties. Costs of the auctions, including property-specific marketing costs and service fees paid to the third-party auction firms, are aggregated with other directly-related selling costs in determining the loss realized from disposition of the OREO. In addition to auctions, the Company utilizes real estate companies (local and national franchises) as well as showcasing select properties through the websites of the bank subsidiaries. Strategies for disposition of other real estate and other assets owned by each subsidiary are developed specific to each property.

Allowance for Loan and Lease Losses

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within each bank subsidiary’s loan portfolios. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL, including the provision for loan losses and net charge-offs, is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan portfolios, economic conditions nationally and in the local markets in which the community bank subsidiaries operate, changes in collateral values, delinquencies, non-performing assets and net charge-offs.

Although the Company and Banks continue to actively monitor economic trends, soft economic conditions combined with potential declines in the values of real estate that collateralize most of the Company’s loan portfolios may adversely affect the credit risk and potential for loss to the Company.

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

At the end of each quarter, each of the community bank subsidiaries analyzes its loan portfolio and maintain an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The allowance consists of a specific valuation allowance component and a general valuation allowance component. The specific valuation allowance component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.

Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank subsidiary’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Bank’s unimpaired loan portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor.

The Company is committed to a conservative management of the credit risk within the loan portfolios, including the early recognition of problem loans. The Company’s credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan portfolios, semi-annual review of loans by industry, and periodic stress testing of the loans secured by real estate.

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

The Company considers the ALLL balance of $138 million adequate to cover inherent losses in the loan portfolios as of December 31, 2011. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Item 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category

Residential real estate	$17,227	14.9%	20,957	16.9%	13,496	18.3%	7,233	19.2%	4,755	19.2%
Commercial real estate	76,920	48.3%	76,147	47.9%	66,791	46.6%	35,305	47.4%	23,010	45.1%
Other commercial	20,833	18.0%	19,932	17.4%	39,558	17.8%	21,590	15.8%	17,453	17.8%
Home equity	13,616	12.7%	13,334	12.9%	13,419	12.4%	6,975	12.5%	4,680	12.1%
Other consumer	8,920	6.1%	6,737	4.9%	9,663	4.9%	5,636	5.1%	4,515	5.8%

Totals	$137,516	100.0%	137,107	100.0%	142,927	100.0%	76,739	100.0%	54,413	100.0%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Balance at beginning of period	$137,107	142,927	76,739	54,413	49,259
Provision for loan losses	64,500	84,693	124,618	28,480	6,680

Charge-offs
Residential real estate	(5,671)	(16,575)	(18,854)	(3,233)	(306)
Commercial loans	(52,428)	(69,595)	(35,077)	(4,957)	(2,367)
Consumer and other loans	(11,267)	(7,780)	(6,965)	(1,649)	(714)

Total charge-offs	(69,366)	(93,950)	(60,896)	(9,839)	(3,387)

Recoveries
Residential real estate	486	749	423	23	208
Commercial loans	3,830	2,203	1,636	716	656
Consumer and other loans	959	485	407	321	358

Total recoveries	5,275	3,437	2,466	1,060	1,222

Charge-offs, net of recoveries	(64,091)	(90,513)	(58,430)	(8,779)	(2,165)

Acquisitions [1]	—	—	—	2,625	639

Balance at end of period	$137,516	137,107	142,927	76,739	54,413

Allowance for loan and lease losses as a percentage of total loans	3.97%	3.66%	3.52%	1.88%	1.52%

Ratio of net charge-offs to average loans outstanding during the period	1.77%	2.26%	1.41%	0.23%	0.06%

[1]	Acquisition of San Juans in 2008 and North Side State Bank in 2007.

The following tables summarize the ALLL experience at the dates indicated, including identification by regulatory classification:

	Allowance for Loan and Lease Losses		Provision for Year	Provision for Year Ended 12/31/11	ALLL as a Percent
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	Ended 12/31/11	Over Net Charge-Offs	of Loans 12/31/11
Glacier	$35,336	34,701	16,800	1.0	4.51%
Mountain West	36,167	35,064	30,100	1.0	5.38%
First Security	22,457	19,046	9,950	1.5	3.96%
Western	7,320	7,606	550	0.7	2.87%
1st Bank	8,572	10,467	1,950	0.5	3.55%
Valley	4,216	4,651	—	—	2.23%
Big Sky	8,860	9,963	2,350	0.7	3.90%
First Bank-WY	2,180	2,527	700	0.7	1.67%
Citizens	5,325	5,502	1,300	0.9	3.43%
First Bank-MT	2,894	3,020	—	—	2.58%
San Juans	4,189	4,560	800	0.7	3.09%

Total	$137,516	137,107	64,500	1.0	3.97%

	$0000000000	$0000000000	$0000000000	$0000000000
	Net Charge-Offs, for Year Ended, By Bank
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	Charge-Offs 12/31/11	Recoveries 12/31/11
Glacier	$16,165	24,327	17,579	1,414
Mountain West	28,997	47,487	31,535	2,538
First Security	6,539	7,296	6,971	432
Western	836	2,106	1,010	174
1st Bank	3,845	2,578	4,287	442
Valley	435	216	460	25
Big Sky	3,453	4,048	3,581	128
First Bank-WY	1,047	605	1,067	20
Citizens	1,477	1,363	1,562	85
First Bank-MT	126	149	141	15
San Juans	1,171	338	1,173	2

Total	$64,091	90,513	69,366	5,275

	$0000000000	$0000000000	$0000000000	$0000000000
	Net Charge-Offs, for Year Ended, By Loan Type
(Dollars in thousands)	Balance 12/31/11	Balance 12/31/10	Charge-Offs 12/31/11	Recoveries 12/31/11
Residential construction	$4,275	7,147	5,168	893
Land, lot and other construction	31,306	51,580	33,162	1,856
Commercial real estate	7,676	10,181	8,278	602
Commercial and industrial	7,871	5,612	8,424	553
Agriculture loans	134	—	136	2
1-4 family	8,694	9,897	9,260	566
Home equity lines of credit	3,261	4,496	3,698	437
Consumer	615	951	914	299
Other	259	649	326	67

Total	$64,091	90,513	69,366	5,275

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan portfolio. For the years ended December 31, 2011 and 2010, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio as determined at each bank subsidiary. At December 31, 2011, the ALLL was $138 million and remained stable compared to the prior year end. The allowance was 3.97 percent of total loans outstanding at December 31, 2011, compared to 3.66 percent at December 31, 2010. The allowance was 102 percent of non-performing loans at December 31, 2011, an increase from 70 percent from the prior year end.

As of December 31, 2011 and 2010, the Company’s allowance consisted of the following components:

	December 31,
(Dollars in thousands)	2011	2010

Specific valuation allowance	$18,828	16,871
General valuation allowance	118,688	120,236

Total ALLL	$137,516	137,107

During 2011, the overall total of the ALLL increased by $409 thousand, the net result of a $1.9 million increase in the specific valuation allowance and a $1.5 million decrease in the general valuation allowance. The decrease in the general valuation since prior year end was due to a decrease in total loans of $283 million and an increase in TDR loans that were previously included in the general valuation allowance and were individually reviewed for impairment as of December 31, 2011. In addition, there was an increase in the bank subsidiaries’ overall historical loss experience adjusted for environmental factors during the year ended December 31, 2011, albeit total loans collectively evaluated for impairment decreased by $317 million during such period.

Presented below are select aggregated statistics that were also considered when determining the adequacy of the Company’s ALLL at December 31, 2011:

Positive Trends

•	The provision for loan losses in 2011 was $64.5 million, a decrease of $20.2 million from 2010.

•

Non-accrual construction loans (i.e., residential construction and land, lot and other construction) were $67.9 million, or 51 percent, of the $134 million of non-accrual loans at year end 2011, a decrease of $49.8 million from the prior year end. Non-accrual construction loans at year end 2010 accounted for 61 percent of the $193 million of non-accrual loans.

•	The $31.4 million total of non-accrual loans in the commercial real estate and commercial and industrial at year end 2011 decreased by $6.1 million from year end 2010.

•	The $34.4 million total of non-accrual loans in the agriculture, 1-4 family, home equity lines of credit, consumer, and other loans at year end 2011 decreased by $2.9 million from year end 2010.

•	Non-performing loans as a percent of total loans decreased to 3.90 percent at year end 2011 as compared to 5.26 percent at year end 2010.

•	The allowance as a percent of non-performing loans was 102 percent at December 31, 2010, compared to 89 percent at December 31, 2010.

•	Charge-offs, net of recoveries, in 2011 were $64.1 million, a decrease of $26.4 million from 2010.

•

Net charge-offs of construction loans were $35.6 million, or 56 percent, of the $64.1 million of net charge-offs in 2011 compared to net charge-offs of construction loans of $58.7 million, or 65 percent, of the $90.5 million of net charge-offs in 2010.

Negative Trends

•	Impaired loans as a percent of total loans increased to 7.46 percent at year end 2011 as compared to 6.00 percent at year end 2010.

•	Early stage delinquencies (accruing loans 30-89 days past due) increased to $49.1 million at year end 2011 from $45.5 million at the prior year end.

When applied to each bank subsidiary’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2011, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $409 thousand. During 2010, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $5.8 million.

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

Though stabilizing, the soft economic conditions during much of 2010 continued during 2011, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan portfolios, among other factors. While the national unemployment rate increased steadily from 7.4 percent at the start of 2009 to 10.0 percent at year end 2009, dropping to 9.4 percent at year end 2010 and 8.5 percent at year end 2011, the unemployment rates for most states in which the community bank subsidiaries conduct operations were lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas currently remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. Although the cost of living (as reflected in Consumer Price Index measures) has slowly increased in during 2011, the overall decline in the cost of living during 2010 and 2009 helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economic influences over both a short-term and long-term horizon.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 14 percent of the Company’s total loan portfolio and account for 51 percent of the Company’s non-accrual loans at December 31, 2011. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise and Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of construction loans exceeding 5 percent of the Company’s total loan portfolio.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Investment Activity

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

For additional investment activity information, see Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis

Non-marketable equity securities owned at December 31, 2011 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc.

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

Based on the analysis of its impaired non-marketable equity securities as of December 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring during 2011 and 2010 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

The following table separates investments with an unrealized loss position at December 31, 2011 into two categories: investments purchased prior to 2011 and those purchased during 2011. Of those investments purchased prior to 2011, the fair value and unrealized loss at December 31, 2010 is also presented.

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized (Loss) Gain	Unrealized Loss as a Percent of Fair Value

Temporarily impaired securities purchased prior to 2011
State and local governments	$11,716	(489)	-4.17%	11,244	(968)	-8.61%
Collateralized debt obligations	5,366	(282)	-5.26%	6,595	(4,583)	-69.49%
Residential mortgage-backed securities	250,124	(2,151)	-0.86%	498,622	424	0.09%

Total	$267,206	(2,922)	-1.09%	516,461	(5,127)	-0.99%

Temporarily impaired securities purchased during 2011
State and local governments	$24,666	(89)	-0.36%
Corporate bonds	31,782	(1,264)	-3.98%
Residential mortgage-backed securities	701,492	(5,032)	-0.72%

Total	$757,940	(6,385)	-0.84%

Temporarily impaired securities
State and local governments	$36,382	(578)	-1.59%
Corporate bonds	31,782	(1,264)	-3.98%
Collateralized debt obligations	5,366	(282)	-5.26%
Residential mortgage-backed securities	951,616	(7,183)	-0.75%

Total	$1,025,146	(9,307)	-0.91%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

(Dollars in thousands)	Unrealized Loss	Number of Debt Securities

Greater than 20.0%	$—	—
15.1% to 20.0%	(400)	1
10.1% to 15.0%	(661)	3
5.1% to 10.0%	(1,103)	13
0.1% to 5.0%	(7,143)	435

Total	$(9,307)	452

With respect to the duration of the impaired debt securities, the Company identified 23 which have been continuously impaired for the twelve months ending December 31, 2011. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. Of the 23 securities, 11 are state and local governments securities with an unrealized loss of $488 thousand, the most notable of which had an unrealized loss of $201 thousand.

Of the 23 securities, 6 are identical collateralized debt obligation (“CDO”) securities with an aggregate unrealized loss of $282 thousand, the most notable of which had an unrealized loss of $71 thousand. With respect to the CDO securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts. Since December 31, 2009, the Senior Notes have been rated “A3” by Moody’s. The Senior Notes have also been rated as of January 4, 2012 by Fitch as “BBB,” such rating effective September 21, 2010. Prior to such downgrade, Fitch had rated the Senior Notes as “A.” The Trustee may treat a trust subsidiary as in default either because of an actual default or due to elective deferral of interest payments on their respective obligations. The following tables indicate the number of trust subsidiaries treated by the Trustee as in default and the percentage of those to the total number of trust subsidiaries for 2011 and 2010.

	Quarters ended 2011
	March 31	June 30	September 30	December 31

Total number of trust subsidiaries	26	26	26	23
Number of trust subsidiaries in default	9	9	10	9
Percentage of trust subsidiaries in default	35%	35%	38%	39%

	Quarters ended 2010
	March 31	June 30	September 30	December 31
Total number of trust subsidiaries	26	26	26	26
Number of trust subsidiaries in default	6	8	8	9
Percentage of trust subsidiaries in default	23%	31%	31%	35%

In accordance with the prospectus for the CDO structure, the priority of payments favors holders of the Senior Notes over holders of the Mezzanine Notes and Income Notes. Though the maturity of the CDO structure is June 15, 2031, 62.4 percent of the outstanding principle of the Senior Notes has been prepaid through December 15, 2011. More specifically, at any time the Senior Notes are outstanding, if either the Senior Principle or Senior Interest Coverage Tests (the “Senior Coverage Tests”) are not satisfied as of a calculation date, then funds that would have otherwise been used to make payments on the Mezzanine Notes or Income Notes shall instead be applied as principle prepayments on the Senior Notes. Both the Senior Principle Coverage Test and the Senior Interest Test exceeded their threshold levels. During the first three quarters of 2011 and the preceding five quarters, the Senior Principle Coverage Test was below its threshold level, while the Senior Interest Coverage Test exceeded its threshold level. The Senior Coverage Tests exceeded the threshold levels for each of the first three quarters of 2009. In its assessment of the Senior Notes for potential other-than-temporary impairment, the Company evaluated the underlying issuers and engaged a third party vendor to stress test the performance of the underlying capital securities and related obligors. Such stress testing has been performed at the end of each quarter of 2011, 2010 and 2009. In each instance of stress testing, the results reflect no credit loss for the Senior Notes. In evaluating such results, the Company reviewed with the third party vendor the stress test assumptions and concurred with the analyses in concluding that the impairment at December 31, 2011 and at the end of each of the prior quarters of 2011, 2010 and 2009 was temporary, and not other-than-temporary.

Of the 23 securities temporarily impaired continuously for the twelve months ended December 31, 2011, 6 are non-guaranteed private label whole loan mortgages with an aggregate unrealized loss of $333 thousand, the most notable of which had an unrealized loss of $308 thousand. Of the 6 non-guaranteed private label whole loan mortgages, 5 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 1 is collateralized by 30-year fixed rate residential mortgages considered to be “ALT – A.” Moreover, none of the underlying mortgage collateral is considered “subprime.”

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

Based on the analysis of its impaired debt securities as of December 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

Sources of Funds

Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. The Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Banks obtain wholesale deposits through various programs including reciprocal deposit programs (e,g, Certificate of Deposit Account Registry System (“CDARS”)).

The Banks also obtain funds from repayment of loans and investment securities, repurchase agreements, advances from the FHLB, other borrowings, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

Deposits

Deposits are obtained primarily from individual and business residents of the Banks’ market area. The Banks issue negotiated-rate certificate of deposits accounts and have paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding at December 31, 2011 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit and deposits issued through the CDARS of $372 million. Included in Demand Deposits are brokered deposits of $227 million.

	Certificates	Demand
(Dollars in thousands)	of Deposit	Deposits	Totals
Within three months	$424,350	1,986,757	2,411,107
Three months to six months	144,620	—	144,620
Seven months to twelve months	201,719	—	201,719
Over twelve months	162,494	—	162,494

Totals	$933,183	1,986,757	2,919,940

For additional deposit information, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Repurchase Agreements, FHLB Advances and Other Borrowings

The Banks have borrowed money through repurchase agreements. This process involves the “selling” of one or more of the securities in the Banks’ investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date, typically overnight. A rate of interest is paid for the subject period of time. Through policies adopted by each of the Banks’ Board of Directors, the Banks enter into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company has entered into wholesale repurchase agreements as additional funding sources which the Company utilizes from time to time.

All bank subsidiaries, except San Juans, are members of the FHLB of Seattle. San Juans is a member of the FHLB of Topeka. FHLB of Seattle and Topeka are two of twelve banks that comprise the FHLB System. As members of the FHLB, the Banks may borrow from such entities on the security of FHLB stock, which the Banks are required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the United States and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on the FHLB’s assessment of the institution’s credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of deposits and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages.

During 2009 and 2010, the Banks periodically borrowed funds through the Term Auction Facility (“TAF”) program of the FRB. The TAF program required pledging of certain loans or investment securities of the Banks. The TAF program ceased operations in April 2010.

For additional information concerning the Company’s borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings

A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by asset liability committees (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, discount window borrowings, federal funds purchased, wholesale deposits, and retail and wholesale repurchase agreements. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Repurchase agreements
Amount outstanding at end of period	$258,643	249,403	212,506
Weighted interest rate on outstanding amount	0.42%	0.63%	0.94%
Maximum outstanding at any month-end	$338,352	252,083	234,914
Average balance	$267,058	227,202	204,503
Weighted average interest rate	0.51%	0.71%	0.98%

FHLB advances
Amount outstanding at end of period	$792,000	761,064	586,057
Weighted interest rate on outstanding amount	0.68%	0.33%	0.25%
Maximum outstanding at any month-end	$877,017	773,076	586,057
Average balance	$721,226	488,044	289,141
Weighted average interest rate	0.76%	0.39%	0.33%

FRB discount window
Amount outstanding at end of period	$—	—	225,000
Weighted interest rate on outstanding amount	N/A	0.00%	0.25%
Maximum outstanding at any month-end	$—	235,000	1,005,000
Average balance	$—	35,630	658,262
Weighted average interest rate	N/A	0.25%	0.26%

Subordinated Debentures

In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The subordinated debentures outstanding as of December 31, 2011 were $125,275,000, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company has outstanding debt maturities, the largest aggregate amount of which were FHLB advances. For the schedules of outstanding commitments and future minimum lease payments see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table represents the Company’s contractual obligations as of December 31, 2011:

		Payments Due by Period
(Dollars in thousands)	Total	Indeterminate Maturity [1]	2012	2013	2014	2015	2016	Thereafter
Deposits	$4,821,213	3,359,477	1,147,799	175,543	70,701	36,225	31,403	65
Repurchase agreements	258,643	—	258,643	—	—	—	—	—
FHLB advances	1,069,046	—	792,000	—	—	75,000	45,000	157,046
Other borrowed funds	8,123	—	188	—	—	—	4	7,931
Subordinated debentures	125,275	—	—	—	—	—	—	125,275
Capital lease obligations	2,643	—	235	238	829	195	197	949
Operating lease obligations	13,778	—	2,235	1,860	1,708	1,533	1,318	5,124

	$6,298,721	3,359,477	2,201,100	177,641	73,238	112,953	77,922	296,390

[1]	Represents non-interest bearing deposits and NOW, savings, and money market accounts.

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:

1.	Assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time.

2.	Providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity.

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at December 31, 2011:

December 31,
(Dollars in thousands)	2011
FHLB advances
Borrowing capacity	$1,102,899
Amount utilized	(1,069,046)

Amount available	$33,853

FRB discount window
Borrowing capacity	$244,886
Amount utilized	—

Amount available	$244,886

Unsecured lines of credit available	$183,860

Unencumbered securities
U.S. government and federal agency	$208
U.S. government sponsored enterprises	3,487
State and local governments	941,226
Corporate bonds	62,237
Collateralized debt obligations	5,366
Residential mortgage-backed securities	960,388

Total unencumbered securities	$1,972,912

The Company and each of the bank subsidiaries have a wide range of versatility in managing the liquidity and asset/liability mix across each of the bank subsidiaries as well as the Company as a whole. ALCO committees are maintained at the Parent and bank subsidiary levels with the ALCO committees meeting regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., investment securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured.

Capital Resources

Maintaining capital strength continues to be a long-term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital also is a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Taking these considerations into account, the Company may, as it has done in the past, decide to utilize a portion of its strong capital position to repurchase shares of its outstanding common stock, from time to time, depending on market price and other relevant considerations.

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each bank subsidiary was considered well capitalized by their respective regulator as of December 31, 2011 and 2010. There are no conditions or events since December 31, 2011 that management believes have changed the Company’s or bank subsidiaries’ risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2011.

	Tier 1 (Core)	Total	Leverage
(Dollars in thousands)	Capital	Capital	Capital
Total stockholders’ equity	$850,227	850,227	850,227
Less:
Goodwill and intangibles	(112,780)	(112,780)	(112,780)
Net unrealized gain on AFS debt securities	(33,487)	(33,487)	(33,487)
Other adjustments	(56)	(56)	(56)
Plus:
Allowance for loan and lease losses	—	55,550	—
Subordinated debentures	124,500	124,500	124,500
Other adjustments	—	—	—

Regulatory capital	$828,404	883,954	828,404

Risk-weighted assets	$4,361,871	4,361,871

Total adjusted average assets			$7,015,052

Capital as % of risk weighted assets	18.99%	20.27%	11.81%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.99%	10.27%

Dividend payments were $0.52 per share for 2011 and 2010. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share measured over the previous four fiscal quarters.

In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,915,073 has been issued as of December 31, 2011. The Company’s capacity to issue additional shares has been demonstrated with the most recent stock issuances in 2010 and 2008, although no assurances can be made that future stock issuances would be as successful. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued. For additional information, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Federal and State Income Taxes

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Market Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2012	2,681	1,270	943	4,894
2013	2,775	1,270	926	4,971
2014	2,850	1,270	904	5,024
2015	2,850	1,174	880	4,904
2016	1,014	1,172	855	3,041
Thereafter	450	4,207	4,432	9,089

	$12,620	10,363	8,940	31,923

Income tax (benefit) expense for the years ended December 31, 2011 and 2010 was $(281) thousand and $7.3 million, respectively. The Company’s effective tax rate for the years ended December 31, 2011 and 2010 was -1.6 percent and 14.8 percent, respectively. The primary reason for the current year negative effective tax rate is the low pre-tax income of $17.2 million which was mainly a result of the $40.2 million goodwill impairment charge. In addition to the current year goodwill impairment charge, the significant reasons for the low effective rates are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $31.4 million and $23.4 million for the years ended December 31, 2011 and 2010, respectively. The federal tax credit benefits were $3.6 million and $3.4 million for the years ended December 31, 2011 and 2010, respectively. The Company continues its investments in select municipal securities and various VIEs whereby the Company receives federal tax credits.

See Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information.

Average Balance Sheet

The following three-year schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin and net interest margin tax-equivalent; and 5) return on average assets and return on average equity.

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$581,644	$33,060	5.68%	$772,074	$45,401	5.88%	$829,348	$54,498	6.57%
Commercial loans	2,364,115	130,249	5.51%	2,542,186	143,861	5.66%	2,608,961	151,580	5.81%
Consumer and other loans	680,032	40,538	5.96%	684,752	42,130	6.15%	702,232	44,844	6.39%

Total loans [1]	3,625,791	203,847	5.62%	3,999,012	231,392	5.79%	4,140,541	250,922	6.06%
Tax-exempt investment securities [2]	705,548	31,420	4.45%	479,640	23,351	4.87%	445,063	22,196	4.99%
Taxable investment securities [3]	2,115,779	44,842	2.12%	1,378,468	33,659	2.44%	707,062	29,376	4.15%

Total earning assets	6,447,118	280,109	4.34%	5,857,120	288,402	4.92%	5,292,666	302,494	5.72%

Goodwill and intangibles	145,623			158,636			158,896
Non-earning assets	330,075			291,284			240,367

Total assets	$6,922,816			$6,307,040			$5,691,929

Liabilities
NOW accounts	$775,383	$1,906	0.25%	$718,175	$2,545	0.35%	$572,260	$2,275	0.40%
Savings accounts	387,921	511	0.13%	345,297	725	0.21%	303,794	947	0.31%
Money market deposit accounts	875,127	3,667	0.42%	848,495	6,975	0.82%	768,939	8,436	1.10%
Certificate accounts	1,085,293	16,332	1.50%	1,082,428	21,016	1.94%	960,403	24,719	2.57%
Wholesale deposits [4]	622,808	2,853	0.46%	533,476	4,337	0.81%	133,083	2,052	1.54%
FHLB advances	942,651	12,687	1.35%	691,969	9,523	1.38%	473,038	7,952	1.68%
Repurchase agreements, federal funds purchased and other borrowed funds	418,626	6,538	1.56%	407,516	8,513	2.09%	995,006	10,786	1.08%

Total interest bearing liabilities	5,107,809	44,494	0.87%	4,627,356	53,634	1.16%	4,206,523	57,167	1.36%

Non-interest bearing deposits	923,039			830,513			755,128
Other liabilities	34,343			31,675			38,356

Total liabilities	6,065,191			5,489,544			5,000,007

Stockholders’ Equity
Common stock	719			697			615
Paid-in capital	643,140			611,577			495,340
Retained earnings	195,301			196,785			193,973
Accumulated other comprehensive income	18,465			8,437			1,994

Total stockholders’ equity	857,625			817,496			691,922

Total liabilities and stockholders’ equity	$6,922,816			$6,307,040			$5,691,929

Net interest income		$235,615			$234,768			$245,327

Net interest spread			3.47%			3.76%			4.36%
Net interest margin			3.65%			4.01%			4.64%
Net interest margin (tax-equivalent)			3.89%			4.21%			4.82%

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
[2]	Excludes tax effect of $13,911,000, $10,338,000 and $9,827,000 on tax-exempt investment security income for the years ended December 31, 2011, 2010 and 2009 respectively.
[3]	Excludes tax effect of $1,568,000, $1,503,000, and $0 on investment security tax credits for the years ended December 31, 2011, 2010 and 2009 respectively.
[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

Rate/Volume Analysis

Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense, which are the components of net interest income, are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company’s interest earning assets and interest bearing liabilities (“Volume”) and the yields earned and rates paid on such assets and liabilities (“Rate”). The change in interest income and interest expense attributable to changes in both volume and rates has been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2011 vs. 2010 Increase (Decrease) Due to:			Years ended December 31, 2010 vs. 2009 Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$(11,198)	$(1,143)	$(12,341)	$(3,764)	$(5,333)	$(9,097)
Commercial loans	(10,077)	(3,535)	(13,612)	(3,880)	(3,839)	(7,719)
Consumer and other loans	(290)	(1,302)	(1,592)	(1,116)	(1,598)	(2,714)
Investment securities	29,553	(10,301)	19,252	31,601	(26,163)	5,438

Total interest income	7,988	(16,281)	(8,293)	22,841	(36,933)	(14,092)

Interest expense
NOW accounts	203	(842)	(639)	580	(310)	270
Savings accounts	89	(303)	(214)	129	(351)	(222)
Money market deposit accounts	219	(3,527)	(3,308)	873	(2,333)	(1,460)
Certificate accounts	56	(4,740)	(4,684)	3,141	(6,844)	(3,703)
Wholesale deposits	726	(2,210)	(1,484)	6,173	(3,889)	2,284
FHLB advances	3,450	(286)	3,164	3,680	(2,109)	1,571
Repurchase agreements and other borrowed funds	232	(2,207)	(1,975)	(6,368)	4,095	(2,273)

Total interest expense	4,975	(14,115)	(9,140)	8,208	(11,741)	(3,533)

Net interest income	$3,013	$(2,166)	$847	$14,633	$(25,192)	$(10,559)

Net interest income decreased $10.6 million in 2010 over 2009. The decrease in net interest income was primarily due to lower yield and lower volume of loans which was partially offset by an increased volume of investment securities and net decrease in interest expense. Net interest income increased $847 thousand in 2011 over 2010. During 2011, the Company continued to purchase investment securities and reduce deposit rates to offset the lower volume of loans and maintain net interest income.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. The Company considers its accounting policies for the ALLL, goodwill, fair value measurements and determination of whether an investment security is temporarily or other-than-temporarily impaired to be critical accounting policies.

Allowance for Loan and Lease Losses

For information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see the section captioned “Allowance for Loan and Lease Losses” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2011. There were high levels of volatility and dislocation in bank stock prices nationwide during the third quarter of 2011, such that the Company’s stock was trading at prices that were below the Company’s book value per share for August and September. In addition, soft economic conditions continued in certain market areas of the Company. Due to such factors, as well as the Company’s internal evaluation process, the Company engaged an independent valuation firm to determine the implied fair value of Mountain West and 1st Bank. These two bank subsidiaries were selected because of Mountain West’s losses and decline in credit quality and 1st Bank’s significant amount of goodwill relative to its total assets. As part of step one of the goodwill impairment test, the independent valuation firm estimated the fair value of each of these bank subsidiaries using the quoted market prices of other publicly traded depository banks and thrifts, discounted cash flows and inputs from comparable acquisition transactions. Based on the estimated fair value, it was determined the valuation firm should proceed to step two of the goodwill impairment test whereby the firm valued the assets and liabilities of these banks and concluded that the implied fair value of goodwill was less than the current carrying value of goodwill for each of these two banks. As a result of the valuation, the Company recognized goodwill impairment charges of $23.2 million ($15.6 million after-tax) and $17.0 million at Mountain West and 1st Bank, respectively.

For the remaining eight bank subsidiaries each with goodwill, the Company determined an independent valuation was not necessary based on the Company’s analysis of each of the separate bank subsidiaries’ goodwill carrying value, earnings, capital and credit quality metrics as of September 30, 2011. For each of these bank subsidiaries, the Company performed the first step in evaluating goodwill for possible impairment utilizing data provided by the independent valuation firm. The Company determined an estimated fair value based on such data and applying premiums and discounts that took into account each of the individual bank subsidiaries’ earnings, capital and credit quality metrics as of September 30, 2011. In addition, the Company determined the Company’s estimated fair value and compared such value to the Company’s market capitalization at September 30, 2011 to calculate an implied control premium for the Company. The implied control premium was determined to be reasonable based upon estimated control premiums provided by an independent third party. Based on the results of these tests, the Company concluded it did not need to proceed to step two of the goodwill impairment testing process for any of the eight bank subsidiaries with goodwill. Based on such analysis, there was no goodwill impairment as of September 30, 2011 at any of the remaining eight bank subsidiaries each with goodwill. Since there were no events or circumstances that occurred during the fourth quarter of 2011 that would more-likely-than not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2011. In addition, the Company’s stock price increased 28 percent from September 30, 2011 to $12.03 at December 31, 2011 which was above book value per share.

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

For additional information on goodwill, see Notes 1 and 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements

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

On a recurring basis, the Company measures investment securities and interest rate swap agreements at fair value. The fair value of such investment securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. For those securities where greater reliance on unobservable inputs occurs, such securities are classified as Level 3 within the hierarchy.

In performing due diligence reviews of the independent asset pricing services and models for investment securities, the Company reviewed the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The Company’s review included the extent to which markets for investment securities were determined to have limited or no activity, or were judged to be active markets. The Company reviewed the extent to which observable and unobservable inputs were used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company placed less reliance on quotes that were judged to not reflect orderly transactions, or were non-binding indications. The Company made independent inquires of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviewed payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used were models for which management verified that discount rates were appropriately adjusted to reflect illiquidity and credit risk. The Company independently obtained cash flow estimates that were stressed at levels that exceeded those used by independent third party pricing vendors. Based on the Company’s due diligence review, investment securities are placed in the appropriate hierarchy levels.

The fair value of interest rate swap derivative agreements are obtained from an independent party and based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows. The inputs used to determine fair value include the 3 month Libor forward curve to estimate variable rate cash inflows and the spot Libor curve to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. In performing due diligence of the estimated fair value, the Company obtained and compares the pricing from a secondary independent party. These inputs are classified within Level 2 of the fair value hierarchy.

On a non-recurring basis, the Company measures OREO, collateral-dependent impaired loans, net of ALLL, and goodwill at fair value. OREO is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Collateral-dependent impaired loans, net of ALLL, are loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms and are considered impaired. The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Company reviews appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The Company considers the appraisal or evaluation as the starting point for determining fair value and the Company also considers other factors and events in the environment that may affect the fair value. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell.

Goodwill is evaluated for impairment at the bank subsidiary level at least annually. As a result of a goodwill impairment assessment performed by an independent valuation firm for two of the Company’s bank subsidiaries, Mountain West and 1st Bank, a goodwill impairment charge was recorded during the third quarter of 2011. The key inputs used to determine the implied fair value of such bank subsidiaries and the corresponding amount of the impairment charge included quoted market prices of other publically traded depository banks and thrifts, discounted cash flows and inputs from comparable transactions. Based on the estimated fair value of the two banks, the firm valued the assets and liabilities of these banks and concluded there was goodwill impairment. Key inputs used in valuing the assets included estimated current interest rates for loans, loan discount rates, loan prepayment speeds and credit risk factors for loans. Key inputs used in valuing the liabilities included estimated current interest rates for borrowings, current interest rates for deposits and core deposit operating expenses, income and decay rates. For the remaining bank subsidiaries, the Company utilized the data provided by the independent valuation firm and estimated a fair value based on such data and applied premiums and discounts that took into account the individual bank subsidiaires’ earnings capital and credit quality metrics. These inputs are classified within Level 3 of the fair value hierarchy.

For additional information on fair value measurements, see Note 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

In evaluating impaired securities for other-than-temporary impairment losses, management considers 1) the severity and duration of the impairment, 2) the credit ratings of the security, 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.

For additional information regarding the accounting policy and analysis of other-than-temporary impairment on securities, see the section captioned “Investment Activity” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance that has either been issued or is effective during 2011 and may possibly have a material impact on the Company includes amendments to: FASB Accounting Standards CodificationTM (“ASC”) Topic 220, Comprehensive Income, FASB ASC Topic 310, Receivables, FASB ASC Topic 350, Intangibles – Goodwill and Other, FASB ASC Topic 805, Business Combinations and FASB ASC Topic 820, Fair Value Measurements and Disclosures. For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long-term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest bearing deposits without a stated maturity could be withdrawn upon demand. However, the Banks’ experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the FRB changes short-term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change.

For asset and liability management purposes, the Company has entered into forecasted interest rate swap agreements to hedge various interest rate exposures. At December 31, 2011, the Company had interest rate swap agreements to receive from the counterparty at 3 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.378 percent on a notional amount of $160 million. The effective date of the transaction was October 21, 2011 and the maturity date is October 21, 2021, with cash flows being exchanged for the last seven years of the transaction.

GAP analysis

The GAP table below estimates the repricing and maturities of the contractual characteristics of the assets and liabilities, based upon the Company’s assessment of the repricing characteristics of the various instruments. Interest bearing checking and regular savings are included in the categories that reflect the interest rate sensitivity of the individual programs and if the deposits are not clearly rate sensitive, the deposits are included in the more than 5 years category. Money market balances are included in the less than 6 months category. Residential mortgage-backed securities are categorized based on the anticipated payments. The following table gives a description of our GAP position for various time periods. As of December 31, 2011, the Company had a negative GAP position at six months and a negative GAP position at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 13.54 percent which compares to a negative 17.77 percent at December 31, 2010 and a negative 14.05 percent at December 31, 2009.

	Projected Maturity or Repricing
(Dollars in thousands)	0-6 Months	6-12 Months	1 - 5 Years	More than 5 Years	Total
Assets
Interest bearing deposits and federal funds sold	$22,497	—	104	757	23,358
Investment securities	38,979	20,569	374,396	729,677	1,163,621
Residential mortgage-backed securities	821,642	523,567	596,579	21,334	1,963,122
FHLB stock	—	—	49,088	—	49,088
Variable rate loans	987,249	253,887	911,698	132,198	2,285,032
Fixed rate loans	283,677	181,523	564,986	150,917	1,181,103

Total interest bearing assets	$2,154,044	979,546	2,496,851	1,034,883	6,665,324

Liabilities
Interest bearing deposits	2,045,835	393,794	325,427	1,045,258	3,810,314
FHLB advances	752,000	40,000	120,000	157,046	1,069,046
Repurchase agreements and other borrowed funds	258,855	212	1,462	8,880	269,409
Subordinated debentures	—	—	—	125,275	125,275

Total interest bearing liabilities	$3,056,690	434,006	446,889	1,336,459	5,274,044

Repricing GAP	$(902,646)	545,540	2,049,962	(301,576)	1,391,280
Cumulative repricing GAP	$(902,646)	(357,106)	1,692,856	1,391,280
Cumulative GAP as a % of interest bearing assets	-13.54%	-5.36%	25.40%	20.87%

Net interest income simulation

The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Because of limitations in GAP modeling the ALCO of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shift in interest rates for a 200 basis point (“bp”), 400bp, and 300bp scenario. The 200bp and 400bp rate scenarios include parallel and pro rata shifts in interest rates over a 12-month period and 24 month period, respectively. The 300bp rate scenario is a shock scenario with instantaneous and parallel changes in interest rates. Given the historically low rate environment, a downward shift in interest rates of only 100bp is modeled. Since the model assumes that interest rates will not be negative, the 100bp scenario represents a flattening of market yield curves. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2011 and 2010 as compared to the policy limits approved by the Company’s and Banks’ Board of Directors. The Bank’s interest sensitivity remained within policy limits at December 31, 2011.

	Year 1		Year 2
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity

-100 bp	N/A	-0.3%	N/A	-4.3%
+200 bp	-10.0%	-4.5%	-15.0%	-5.9%
+400 bp	-10.0%	-4.6%	-25.0%	-12.3%
+300 bp	-20.0%	-12.2%	-20.0%	-4.6%

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

Economic value of equity

In addition to the GAP and NII analyses, the Company calculates the economic value of equity (“EVE”) which focuses on longer term interest rate risk. The EVE process models the cash flow of financial instruments to maturity and then discounts those cashflows based on prevailing interest rates in order to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase and decrease in interest rates. The results for the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in the EVE is an indication of the longer term re-pricing risk and option risks embedded in the balance sheet. The measure is not designed to estimate the Company’s capital levels, such as tangible, regulatory, or market capitalization. The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2011:

Rate Shocks	Policy Limits	Post Shock Ratio

-100 bp	15%	-5.1%
+100 bp	15%	-1.6%
+200 bp	25%	-5.9%
+300 bp	35%	-12.1%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Glacier Bancorp, Inc.

Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Denver, Colorado

February 28, 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Glacier Bancorp, Inc.

Kalispell, Montana

We have audited Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Glacier Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Denver, Colorado

February 28, 2012

Glacier Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except per share data)	2011	2010

Assets
Cash on hand and in banks	$104,674	71,465
Interest bearing cash deposits	23,358	33,626

Cash and cash equivalents	128,032	105,091

Investment securities, available-for-sale	3,126,743	2,395,847

Loans held for sale	95,457	76,213

Loans receivable	3,466,135	3,749,289
Allowance for loan and lease losses	(137,516)	(137,107)

Loans receivable, net	3,328,619	3,612,182

Premises and equipment, net	158,872	152,492
Other real estate owned	78,354	73,485
Accrued interest receivable	34,961	30,246
Deferred tax asset	31,081	40,284
Core deposit intangible, net	8,284	10,757
Goodwill	106,100	146,259
Non-marketable equity securities	49,694	65,040
Other assets	41,709	51,391

Total assets	$7,187,906	6,759,287

Liabilities
Non-interest bearing deposits	$1,010,899	855,829
Interest bearing deposits	3,810,314	3,666,073
Securities sold under agreements to repurchase	258,643	249,403
Federal Home Loan Bank advances	1,069,046	965,141
Other borrowed funds	9,995	20,005
Subordinated debentures	125,275	125,132
Accrued interest payable	5,825	7,245
Other liabilities	47,682	32,255

Total liabilities	6,337,679	5,921,083

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	642,882	643,894
Retained earnings - substantially restricted	173,139	193,063
Accumulated other comprehensive income	33,487	528

Total stockholders’ equity	850,227	838,204

Total liabilities and stockholders’ equity	$7,187,906	6,759,287

Number of common stock shares issued and outstanding	71,915,073	71,915,073

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Operations

	Years ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009

Interest Income
Residential real estate loans	$33,060	45,401	54,498
Commercial loans	130,249	143,861	151,580
Consumer and other loans	40,538	42,130	44,844
Investment securities	76,262	57,010	51,572

Total interest income	280,109	288,402	302,494

Interest Expense
Deposits	25,269	35,598	38,429
Securities sold under agreements to repurchase	1,353	1,607	2,007
Federal Home Loan Bank advances	12,687	9,523	7,952
Federal funds purchased and other borrowed funds	224	284	1,961
Subordinated debentures	4,961	6,622	6,818

Total interest expense	44,494	53,634	57,167

Net Interest Income	235,615	234,768	245,327
Provision for loan losses	64,500	84,693	124,618

Net interest income after provision for loan losses	171,115	150,075	120,709

Non-Interest Income
Service charges and other fees	44,194	43,040	40,465
Miscellaneous loan fees and charges	3,919	4,906	5,406
Gain on sale of loans	21,132	27,233	26,923
Gain on sale of investments	346	4,822	5,995
Other income	8,608	7,545	7,685

Total non-interest income	78,199	87,546	86,474

Non-Interest Expense
Compensation, employee benefits and related expense	85,691	87,728	84,965
Occupancy and equipment expense	23,599	24,261	23,471
Advertising and promotions	6,469	6,831	6,477
Outsourced data processing expense	3,153	3,057	3,031
Other real estate owned expense	27,255	22,193	9,092
Federal Deposit Insurance Corporation premiums	8,169	9,121	8,639
Core deposit intangibles amortization	2,473	3,180	3,116
Goodwill impairment charge	40,159	—	—
Other expense	35,156	31,577	30,027

Total non-interest expense	232,124	187,948	168,818

Income Before Income Taxes	17,190	49,673	38,365

Federal and state income tax (benefit) expense	(281)	7,343	3,991

Net Income	$17,471	42,330	34,374

Basic earnings per share	$0.24	0.61	0.56
Diluted earnings per share	$0.24	0.61	0.56
Dividends declared per share	$0.52	0.52	0.52
Average outstanding shares - basic	71,915,073	69,657,980	61,529,944
Average outstanding shares - diluted	71,915,073	69,660,345	61,531,640

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

	Common Stock		Paid-in	Retained Earnings Substantially	Accumulated Other Comprehensive	Total Stockholders’
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	(Loss) Income	Equity

Balance at December 31, 2008	61,331,273	$613	491,794	185,776	(1,243)	676,940

Comprehensive income:
Net income	—	—	—	34,374	—	34,374
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	895	895

Total comprehensive income						35,269

Cash dividends declared ($0.52 per share)	—	—	—	(32,021)	—	(32,021)
Stock options exercised	188,535	2	2,552	—	—	2,554
Stock issued in connection with acquisition	99,995	1	1,419	—	—	1,420
Stock based compensation and related taxes	—	—	1,728	—	—	1,728

Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890

Comprehensive income:
Net income	—	—	—	42,330	—	42,330
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	876	876

Total comprehensive income						43,206

Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock options exercised	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock based compensation and related taxes	—	—	850	—	—	850

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204

Comprehensive income:
Net income	—	—	—	17,471	—	17,471
Unrealized gain on securities, net of reclassification adjustment and taxes	—	—	—	—	38,400	38,400
Change in fair value of derivatives used for cash flow hedges, net of taxes	—	—	—	—	(5,441)	(5,441)

Total comprehensive income						50,430

Cash dividends declared ($0.52 per share)	—	—	—	(37,395)	—	(37,395)
Stock based compensation and related taxes	—	—	(1,012)	—	—	(1,012)

Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
(Dollars in thousands)	2011	2010	2009
Operating Activities
Net income	$17,471	42,330	34,374
Adjustments to reconcile net income to netcash provided by operating activities:
Provision for loan losses	64,500	84,693	124,618
Net amortization of investment securities premiums and discounts	38,035	17,782	(73)
Federal Home Loan Bank stock dividends	(17)	(23)	(16)
Mortgage loans held for sale originated or acquired	(824,089)	(1,086,089)	(1,239,862)
Proceeds from sales of mortgage loans held for sale	842,337	1,129,592	1,255,432
Gain on sale of loans	(21,132)	(27,233)	(26,923)
Gain on sale of investments	(346)	(4,822)	(5,995)
Bargain purchase gain	—	—	(3,482)
Stock compensation expense, net of tax benefits	45	932	1,863
Excess deficiencies (benefits) related to the exercise of stock options	—	4	(75)
Depreciation of premises and equipment	10,443	10,808	10,450
Loss on sale of other real estate owned and write down	19,727	15,937	5,676
Amortization of core deposit intangibles	2,473	3,180	3,116
Goodwill impairment charge	40,159	—	—
Deferred tax (benefit) expense	(13,308)	138	(29,755)
Net (increase) decrease in accrued interest receivable	(4,715)	(517)	1,312
Net decrease (increase) in other assets	12,464	6,878	(29,895)
Net decrease in accrued interest payable	(1,420)	(683)	(2,241)
Net increase (decrease) in other liabilities	4,216	1,036	(1,787)

Net cash provided by operating activities	186,843	193,943	96,737

Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	1,024,508	700,182	310,809
Purchases of investment securities, available-for-sale	(1,730,244)	(1,664,341)	(768,045)
Principal collected on loans	958,401	984,827	1,240,739
Loans originated or acquired	(826,329)	(849,222)	(1,191,105)
Net addition of premises and equipment and other real estate owned	(17,492)	(22,652)	(11,859)
Proceeds from sale of other real estate owned	46,703	30,529	14,763
Net decrease (increase) of non-marketable equity securities	15,357	(1,829)	(701)
Net cash received for acquisition of bank	—	—	41,716

Net cash used in investment activities	(529,096)	(822,506)	(363,683)

Financing Activities
Net increase in deposits	299,311	421,750	601,062
Net increase in securities sold under agreements to repurchase	9,240	36,897	8,251
Net increase in Federal Home Loan Bank advances	103,905	174,774	451,910
Net decrease in Federal Reserve Bank discount window	—	(225,000)	(689,000)
Net (decrease) increase in federal funds purchased and other borrowed funds	(9,867)	6,404	(565)
Cash dividends paid	(37,395)	(37,396)	(32,021)
Excess (deficiencies) benefits related to the exercise of stock options	—	(4)	75
Proceeds from exercise of stock options and other stock issued	—	145,654	2,554

Net cash provided by financing activities	365,194	523,079	342,266

Net increase (decrease) in cash and cash equivalents	22,941	(105,484)	75,320
Cash and cash equivalents at beginning of period	105,091	210,575	135,255

Cash and cash equivalents at end of period	$128,032	105,091	210,575

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$45,913	54,318	59,408
Cash paid during the period for income taxes	7,925	9,371	36,778
Sale and refinancing of other real estate owned	8,665	10,215	8,150
Other real estate acquired in settlement of loans	79,295	72,572	71,967

The following schedule summarizes the Company’s acquisition in 2009:

First Bank-WY
Date acquired	Oct. 2, 2009
Fair value of assets acquired	$272,280
Cash paid for the capital stock	621
Capital stock issued	9,995
Liabilities assumed	266,758

See accompanying notes to consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”), 2) the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans, and 3) the evaluation of goodwill impairment. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investments are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on independent party valuations and internal calculations using significant independent party inputs.

Principles of Consolidation

As of December 31, 2011, the Company was the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Valley Bank of Helena (“Valley”), Big Sky Western Bank (“Big Sky”), and First Bank of Montana (“First Bank-MT”), all located in Montana; Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho; 1st Bank (“1st Bank”) and First Bank of Wyoming, formerly First National Bank & Trust, (“First Bank-WY”) located in Wyoming; and Bank of the San Juans (“San Juans”) located in Colorado. Effective June 30, 2011, First Bank-WY changed from a national bank charter to a Wyoming bank charter. All significant inter-company transactions have been eliminated in consolidation.

The Company owns a wholly-owned subsidiary, GBCI Other Real Estate (“GORE”), to isolate certain bank foreclosed properties for legal protection and administrative purposes. The foreclosed properties were sold to GORE at fair market value in 2011 and 2010 by bank subsidiaries and properties remaining are currently held for sale.

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

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

The following organizational chart illustrates the Company’s various relationships as of December 31, 2011:

Glacier Bancorp. Inc. (Parent Holding Company)

Glacier Bank (MT Community Bank)	Mountain West Bank (ID Community Bank)	First Security Bank of Missoula (MT Community Bank)	Western Security Bank (MT Community Bank)

1st Bank (WY Community Bank)	Valley Bank of Helena (MT Community Bank)	Big Sky Western Bank (MT Community Bank)	First Bank of Wyoming (WY Community Bank)

Citizens Community Bank (ID Community Bank)	First Bank of Montana (MT Community Bank)	Bank of the San Juans (CO Community Bank)	GBCI Other Real Estate

Glacier Capital Trust II	Glacier Capital Trust III	Glacier Capital Trust IV	Citizens (ID) Statutory Trust I

Bank of the San Juans Bancorporation Trust I	First Company Statutory Trust 2001	First Company Statutory Trust 2003

Variable Interest Entities

A variable interest entity (“VIE”) exists when either 1) the entity’s total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has the power to direct the VIE’s significant activities and will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause the primary beneficiary status to change.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The primary activities of the VIEs are recognized in commercial loans interest income, other non-interest income and other borrowed funds interest expense on the Company’s statements of operations. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investment and determined that the Company continues to be the primary beneficiary of such VIEs. As the primary beneficiary, the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements.

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

The following table summarizes the carrying amounts of the VIEs’ assets and liabilities included in the Company’s consolidated financial statements at December 31, 2011 and 2010:

	December 31,
	2011		2010
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$32,748	—	29,239	—
Premises and equipment, net	—	15,996	—	9,637
Accrued interest receivable	116	—	112	—
Other assets	1,439	31	1,369	102

Total assets	$34,303	16,027	30,720	9,739

Liabilities
Other borrowed funds	$4,629	3,306	4,629	1,617
Accrued interest payable	4	9	2	9
Other liabilities	186	363	81	289

Total liabilities	$4,819	3,678	4,712	1,915

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

Pursuant to legislation enacted in 2010, the Federal Deposit Insurance Corporation (“FDIC”) fully insures all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Investment Securities

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of stockholders’ equity. As of December 31, 2011 and 2010, the Company has only available-for-sale securities. Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the level-yield interest method. For additional information relating to investment securities, see Note 3.

Temporary versus Other-Than-Temporary Impairment

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

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

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

In evaluating impaired securities for other-than-temporary impairment losses, management considers 1) the severity and duration of the impairment, 2) the credit ratings of the security, 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. If impairment is determined to be other-than-temporary and the Company does not intend to sell a debt security, and it is more-likely-than-not the Company will not be required to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion (noncredit portion) in other comprehensive income, net of tax. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

If impairment is determined to be other-than-temporary and the Company intends to sell a debt security or it is more-likely-than-not the Company will be required to sell the security before recovery of its cost basis, it recognizes the entire amount of the other-than-temporary impairment in earnings.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized by charges to non-interest income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interests in the loan, is received in exchange. A gain is recognized in non-interest income to the extent the sales price exceeds the carrying value of the sold loan.

Loans Receivable

Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is reported using the interest method and includes discount accretion and premium amortization on acquired loans and net loan fees on originated loans which are amortized over the expected life of the loans using a method that approximates the level-yield interest method. The Company’s loan segments include residential real estate, commercial, and consumer loans. The Company’s loan classes, a further disaggregation of segments, include residential real estate loans (residential real estate segment), commercial real estate and other commercial loans (commercial segment), and home equity and other consumer loans (consumer segment).

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

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

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or troubled debt restructurings (“TDR”), the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:

•	analysis of global, i.e., aggregate debt service for total debt obligations;

•	assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and

•	loan structures and related covenants.

The Company considers impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans 90 days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., TDR). The Company measures impairment on a loan-by-loan basis in the same manner for each class within the loan portfolio. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due.

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

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

Allowance for Loan and Lease Losses

Based upon management’s analysis of the Company’s loan portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within each bank subsidiary’s loan portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.

The ALLL consists of a specific valuation allowance component and a general valuation allowance component. The specific component relates to loans that are determined to be impaired and individually evaluated for impairment. The Company measures impairment on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that repayment of the loan is expected to be provided solely by the underlying collateral. For impairment based on expected future cash flows, the Company considers all information available as of a measurement date, including past events, current conditions, potential prepayments, and estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. For alternative ranges of cash flows, the likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows. The effective interest rate for a loan restructured in a TDR is based on the original contractual rate. For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation of the underlying real property value.

The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on each of the bank subsidiaries’ judgment and experience.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged-off as a reduction of the ALLL. Recoveries of amounts previously charged-off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

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

Other Real Estate Owned

Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated selling cost. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of other real estate owned is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2011 and 2010, no long-lived assets were considered impaired.

Business Combinations and Intangible Assets

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

Core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and is amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding 10 years. The useful life of the core deposit intangible is reevaluated on an annual basis, with any changes in estimated useful life accounted for prospectively over the revised remaining life. For additional information relating to core deposit intangibles, see Note 6.

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

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

The goodwill impairment test is a two-step process which requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of its reporting units to the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any. A recent Financial Accounting Standards Board (“FASB”) amendment provides the Company the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that he fair value of the a reporting unit is less than its carrying value. The Company chose not to early adopt this amendment during 2011. For additional information relating to goodwill, see Note 6.

Non-Marketable Equity Securities

The Company holds stock in the Federal Home Loan Bank (“FHLB”). FHLB stock is restricted because such stock may only be sold to the FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt.

The Company also held stock in the Federal Reserve Bank (“FRB”) as of December 31, 2010; however, during the second quarter of 2011, the nine bank subsidiaries with FRB stock redeemed their membership stock as a result of converting all bank subsidiaries to the FDIC as the primary regulator.

Derivatives and Hedging Activities

For asset and liability management purposes, the Company has entered into interest rate swap agreements to hedge against changes in forecasted cash flows due to interest rate exposures. The interest rate swaps are recognized as assets or liabilities on the Company’s statement of financial condition and measured at fair value. Fair value estimates are obtained from third parties and are based on pricing models. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge). The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company currently has cash flow hedges of which no portion is ineffective.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income. The Company’s interest rate swaps are considered highly effective and currently meet the hedging accounting criteria.

Cash flows resulting from the interest rate derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to interest rate swap agreements, see Note 11.

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses), net of tax expense (benefit), on available-for-sale securities and unrealized gains (losses), net of tax expense (benefit), on cash flow hedges.

Advertising and Promotion

Advertising and promotion costs are recognized in the period incurred.

Stock-based Compensation

Compensation cost related to share-based payment transactions is recognized in the financial statements over the requisite service period, which is the vesting period. Compensation cost is measured using the fair value of an award on the grant date by using a Black Scholes option-pricing model. For additional information relating to stock-based compensation, see Note 17.

Income Taxes

The Company’s income tax expense consists of the following components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to earnings or losses. Deferred income tax expense results from changes in deferred assets and liabilities between periods.

Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than fifty percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 14.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method. For additional information relating earnings per share, see Note 15.

Leases

The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating to leases, see Note 21.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

Impact of Recent Authoritative Accounting Guidance

The Accounting Standards CodificationTM (“ASC”) is the FASB’s officially recognized source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is considered non-authoritative.

In September 2011, FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other. The amendment provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the entity concludes it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective prospectively during interim and annual periods beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In June 2011, FASB amended FASB ASC Topic 220, Comprehensive Income. The amendment provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) defers the specific requirement of the amendment to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amendments are effective retrospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In May 2011, FASB amended FASB ASC Topic 820, Fair Value Measurement. The amendment achieves common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In April 2011, FASB amended FASB ASC Topic 310, Receivables. The amendment provides additional guidance or clarification regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The amendment provides further guidance as to when the creditor has granted a concession and the debtor is experiencing financial difficulties. The amendment is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying the amendment, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendment prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the information relating to troubled debt restructurings which was deferred in January 2011 by ASU No. 2011-01, Receivables (Topic 310) for interim and annual periods beginning on or after June 15, 2011. The Company has evaluated the impact of the adoption of the amendments and determined there was not a material effect on the Company’s financial position or results of operations.

1)	Nature of Operations and Summary of Significant Accounting Policies…continued

In December 2010, FASB amended FASB ASC Topic 805, Business Combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In December 2010, FASB amended FASB ASC Topic 350, Intangibles – Goodwill and Other. The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendment modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In July 2010, FASB amended FASB ASC Subtopic 310-30, Disclosures about the Credit Quality of Financing. As a result of the amendment in this Update, the Company will provide additional information to assist financial users in assessing the Company’s credit risk exposures and evaluating the adequacy of the Company’s allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the effective date of the disclosures about troubled debt restructurings were temporarily delayed to allow FASB time to determine what constitutes a troubled debt restructuring. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In January 2010, FASB amended FASB ASC Topic 820, Fair Value Measurements and Disclosures, that provides for more robust disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements, and 4) the transfers between Levels 1, 2, and 3 fair value measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

2)	Cash on Hand and in Banks

At December 31, 2011 and 2010, cash and cash equivalents primarily consisted of cash on hand and cash items in process. The bank subsidiaries are required to maintain an average reserve balance with either the Federal Reserve Bank or in the form of cash on hand. The required reserve balance at December 31, 2011 was $10,022,000.

3)	Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	December 31, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$204	4	—	208

U.S. government sponsored enterprises
Maturing within one year	1.58%	3,979	17	—	3,996
Maturing after one year through five years	2.36%	26,399	682	—	27,081
Maturing after five years through ten years	1.90%	78	—	—	78

	2.26%	30,456	699	—	31,155

State and local governments
Maturing within one year	1.31%	4,786	3	(2)	4,787
Maturing after one year through five years	2.22%	89,752	2,660	(22)	92,390
Maturing after five years through ten years	2.59%	63,143	2,094	(19)	65,218
Maturing after ten years	4.84%	845,657	57,138	(535)	902,260

	4.44%	1,003,338	61,895	(578)	1,064,655

Corporate bonds
Maturing after one year through five years	2.55%	60,810	261	(1,264)	59,807
Maturing after five years through ten years	2.38%	2,409	21	—	2,430

	2.54%	63,219	282	(1,264)	62,237

Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366

Residential mortgage-backed securities	1.70%	1,960,167	10,138	(7,183)	1,963,122

Total investment securities	2.64%	$3,063,032	73,018	(9,307)	3,126,743

3)	Investment Securities, Available-for-Sale…continued

	December 31, 2010
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$207	4	—	211

U.S. government sponsored enterprises
Maturing after one year through five years	2.38%	40,715	715	—	41,430
Maturing after five years through ten years	1.94%	84	—	—	84
Maturing after ten years	0.73%	4	—	—	4

	2.38%	40,803	715	—	41,518

State and local governments
Maturing within one year	4.06%	1,091	20	(5)	1,106
Maturing after one year through five years	3.70%	8,341	214	(10)	8,545
Maturing after five years through ten years	3.73%	18,675	379	(56)	18,998
Maturing after ten years	4.91%	639,364	5,281	(15,873)	628,772

	4.86%	667,471	5,894	(15,944)	657,421

Collateralized debt obligations
Maturing after ten years	8.03%	11,178	—	(4,583)	6,595

Residential mortgage-backed securities	2.23%	1,675,319	17,569	(2,786)	1,690,102

Total investment securities	3.00%	$2,394,978	24,182	(23,313)	2,395,847

The amortized cost of securities at December 31, 2009 was as follows:

December 31,
(Dollars in thousands)	2009
U.S. government and federal agency	$210
U.S. government sponsored enterprises	177
State and local governments	472,656
Collateralized debt obligations	14,688
Residential mortgage-backed securities	956,033

$1,443,764

Included in the residential mortgage-backed securities was $49,252,000 and $68,051,000 as of December 31, 2011 and 2010, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the level-yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax benefit.

3)	Investment Securities, Available-for-Sale…continued

Interest income from investment securities consists of the following:

	(138,103)	(138,103)	(138,103)
	Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Taxable interest	$44,842	33,659	29,376
Tax-exempt interest	31,420	23,351	22,196

Total interest income	$76,262	57,010	51,572

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	(138,103)	(138,103)	(138,103)
	Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Gross proceeds	$18,916	142,925	85,224
Less amortized cost	(18,570)	(138,103)	(79,229)

Net gain (loss) on sale of investments	$346	4,822	5,995

Gross gain on sale of investments	$1,048	7,779	7,113
Gross loss on sale of investments	(702)	(2,957)	(1,118)

Net gain (loss) on sale of investments	$346	4,822	5,995

At December 31, 2011 and 2010, the Company had investment securities with fair values of $1,120,047,000 and $879,330,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase, U.S. Treasury Tax and Loan borrowings, interest rate swap agreements and deposits of several local government units.

Investments with an unrealized loss position are summarized as follows:

	December 31, 2011
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments	$26,434	(90)	9,948	(488)	36,382	(578)
Corporate bonds	31,782	(1,264)	—	—	31,782	(1,264)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	943,372	(6,850)	8,244	(333)	951,616	(7,183)

Total temporarily impaired securities	$1,001,588	(8,204)	23,558	(1,103)	1,025,146	(9,307)

3)	Investment Securities, Available-for-Sale…continued

	December 31, 2010
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments	$365,164	(14,680)	13,122	(1,264)	378,286	(15,944)
Collateralized debt obligations	—	—	6,595	(4,583)	6,595	(4,583)
Residential mortgage-backed securities	364,925	(1,585)	19,304	(1,201)	384,229	(2,786)

Total temporarily impaired securities	$730,089	(16,265)	39,021	(7,048)	769,110	(23,313)

With respect to its impaired securities at December 31, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired securities. Based on an analysis of its impaired securities as of December 31, 2011 and 2010, the Company determined that none of such securities had other-than-temporary impairment.

4)	Loans Receivable, Net

The following schedules disclose the recorded investment in loans and the ALLL on a portfolio class basis:

	Residential	Residential	Residential	Residential	Residential	Residential
	Year ended December 31, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	64,500	1,455	39,563	10,709	4,450	8,323
Charge-offs	(69,366)	(5,671)	(42,042)	(10,386)	(4,644)	(6,623)
Recoveries	5,275	486	3,252	578	476	483

Balance at end of period	$137,516	17,227	76,920	20,833	13,616	8,920

	Residential	Residential	Residential	Residential	Residential	Residential
	December 31, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,828	2,659	9,756	4,233	584	1,596
Collectively evaluated for impairment	118,688	14,568	67,164	16,600	13,032	7,324

Total allowance for loan and lease losses	$137,516	17,227	76,920	20,833	13,616	8,920

Loans receivable
Individually evaluated for impairment	$258,659	24,453	162,959	49,962	14,750	6,535
Collectively evaluated for impairment	3,207,476	492,354	1,509,100	573,906	425,819	206,297

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

4)	Loans Receivable, Net…continued

	December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$16,871	2,793	10,184	2,649	504	741
Collectively evaluated for impairment	120,236	18,164	65,963	17,283	12,830	5,996

Total allowance for loan and lease losses	$137,107	20,957	76,147	19,932	13,334	6,737

Loans receivable
Individually evaluated for impairment	$225,052	29,480	165,784	21,358	6,138	2,292
Collectively evaluated for impairment	3,524,237	603,397	1,630,719	633,230	476,999	179,892

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The bank subsidiaries are subject to regulatory limits for the amount of loans to any individual borrower and all bank subsidiaries are in compliance as of December 31, 2011 and 2010. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2011.

Net deferred fees, costs, premiums, and discounts of $3,123,000 and $6,001,000 are included in the loans receivable balance at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had $2,285,032,000 in variable rate loans and $1,181,103,000 in fixed rate loans. The weighted average interest rate on loans was 5.62 percent and 5.79 percent at December 31, 2011 and 2010, respectively. At December 31, 2011, 2010 and 2009, loans sold and serviced for others were $160,465,000, $173,446,000, and $176,231,000, respectively. At December 31, 2011, the Company had loans of $1,788,872,000 pledged as collateral for FHLB advances, FRB and U.S. Treasury Tax and Loan borrowings. There were no significant purchases or sales of loans held-to-maturity during 2011 or 2010.

The following is a summary of activity in the ALLL for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Balance at beginning of period	$137,107	142,927	76,739
Provision for loan losses	64,500	84,693	124,618
Charge-offs	(69,366)	(93,950)	(60,896)
Recoveries	5,275	3,437	2,466

Balance at end of period	$137,516	137,107	142,927

4)	Loans Receivable, Net…continued

The following schedules disclose the impaired loans by portfolio class of loans:

	$ 159,882	$ 159,882	$ 159,882	$ 159,882	$ 159,882	$ 159,882
	At or for the Year ended December 31, 2011
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$77,717	11,111	39,971	22,087	1,219	3,329
Unpaid principal balance	85,514	11,177	47,569	22,196	1,238	3,334
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	66,871	10,330	38,805	13,395	1,284	3,057

Loans without a specific valuation allowance
Recorded balance	$180,942	13,342	122,988	27,875	13,531	3,206
Unpaid principal balance	208,828	14,741	139,962	35,174	15,097	3,854
Average impaired loans	168,983	14,730	123,231	19,963	8,975	2,084

Totals
Recorded balance	$258,659	24,453	162,959	49,962	14,750	6,535
Unpaid principal balance	294,342	25,918	187,531	57,370	16,335	7,188
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	235,854	25,060	162,036	33,358	10,259	5,141

	$ 159,882	$ 159,882	$ 159,882	$ 159,882	$ 159,882	$ 159,882
	At or for the Year ended December 31, 2010
		Residential	Commercial	Other	Home	Other
(Dollars in thousands)	Total	Real Estate	Real Estate	Commercial	Equity	Consumer
Loans with a specific valuation allowance
Recorded balance	$65,170	12,473	44,338	5,898	732	1,729
Unpaid principal balance	73,195	12,970	50,614	6,934	945	1,732
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	71,192	10,599	51,627	5,773	1,514	1,679

Loans without a specific valuation allowance
Recorded balance	$159,882	17,007	121,446	15,460	5,406	563
Unpaid principal balance	186,280	20,399	142,141	16,909	6,204	627
Average impaired loans	152,364	18,402	109,136	17,412	5,696	1,718

Totals
Recorded balance	$225,052	29,480	165,784	21,358	6,138	2,292
Unpaid principal balance	259,475	33,369	192,755	23,843	7,149	2,359
Valuation allowance	16,871	2,793	10,184	2,649	504	741
Average impaired loans	223,556	29,001	160,763	23,185	7,210	3,397

4)	Loans Receivable, Net…continued

Interest income recognized on impaired loans for the periods ended December 31, 2011, 2010 and 2009 was not significant.

The following is a loan portfolio aging analysis on a portfolio class basis:

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,386	9,038	12,683	3,279	4,092	2,294
Accruing loans 60-89 days past due	17,700	2,678	11,660	1,034	1,276	1,052
Accruing loans 90 days or more past due	1,413	59	108	1,060	156	30
Non-accrual loans	133,689	11,881	87,956	21,685	10,272	1,895

Total past due and non-accrual loans	184,188	23,656	112,407	27,058	15,796	5,271

Current loans receivable	3,281,947	493,151	1,559,652	596,810	424,773	207,561

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

	December 31, 2010
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$36,545	13,450	11,399	6,262	3,031	2,403
Accruing loans 60-89 days past due	8,952	1,494	4,424	1,053	1,642	339
Accruing loans 90 days or more past due	4,531	506	731	2,320	910	64
Non-accrual loans	192,505	23,095	142,334	18,802	5,431	2,843

Total past due and non-accrual loans	242,533	38,545	158,888	28,437	11,014	5,649

Current loans receivable	3,506,756	594,332	1,637,615	626,151	472,123	176,535

Total loans receivable	$3,749,289	632,877	1,796,503	654,588	483,137	182,184

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $7,441,000, $10,987,000, and $11,730,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The following is a summary of the TDRs that occurred during the period presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	338	20	120	149	22	27
Pre-modification outstanding balance	$158,295	13,500	109,593	20,446	9,198	5,558
Post-modification outstanding balance	$155,827	13,452	107,778	20,434	9,200	4,963

Troubled debt restructurings that subsequently defaulted
Number of loans	66	4	29	22	7	4
Recorded balance	$41,236	2,291	32,615	2,718	3,202	410

4)	Loans Receivable, Net…continued

The majority of TDRs occurring in most loan classes was a result of extensions of the maturity date and in total accounted for approximately 58 percent of the TDRs. For commercial real estate, the class with the largest amount of TDRs, approximately 56 percent were extensions of the maturity date and 31 percent were a combination of extensions of the maturity date, reductions in the interest rate or reductions in the loan balance.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $96,528,000 for the year ended December 31, 2011 for which other real estate owned was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate.

As a result of adopting the FASB amendment relating to TDRs during the third quarter of 2011, the Company reassessed all loan restructurings that occurred during the first six months of 2011 for potential identification as TDRs. With respect to loan restructurings occurring in the first six months of 2011, the Company newly identified $74,557,000 as TDRs all of which were considered impaired as of September 30, 2011. Of these newly identified TDRs, $53,319,000 were not previously identified as impaired loans; such loans had a valuation allowance of $3,221,000 as of September 30, 2011. The remaining $21,238,000 of newly identified TDRs were previously considered to be impaired and the Company continues to allocate a specific valuation allowance.

There were $3,158,000 of additional outstanding commitments on TDRs outstanding at December 31, 2011. The amount of charge-offs on TDRs during 2011 was $8,792,000.

The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2011 and 2010 was $89,089,000 and $89,250,000, respectively. During 2011, new loans to such related parties were $18,582,000 and repayments were $18,743,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

5)	Premises and Equipment, Net

Premises and equipment, net of accumulated depreciation, consist of the following at:

	December 31,
(Dollars in thousands)	2011	2010

Land	$25,022	24,933
Office buildings and construction in progress	145,999	134,486
Furniture, fixtures and equipment	62,002	60,496
Leasehold improvements	7,766	8,836
Accumulated depreciation	(81,917)	(76,259)

Net premises and equipment	$158,872	152,492

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $10,443,000, $10,808,000, and $10,450,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2011, 2010 and 2009 was $35,000, $65,000 and $33,000, respectively.

6)	Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Gross carrying value	$31,847	31,847	31,847
Accumulated amortization	(23,563)	(21,090)	(17,910)

Net carrying value	$8,284	10,757	13,937

Aggregate amortization expense	$2,473	3,180	3,116

Weighted-average amortization period
(Period in years)	9.1

Estimated amortization expense
For the year ended December 31, 2012	$2,111
For the year ended December 31, 2013	1,860
For the year ended December 31, 2014	1,611
For the year ended December 31, 2015	1,368
For the year ended December 31, 2016	1,037

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

	At or for the Years ended December 31,
(Dollars in thousands)	2011	2010

Net carrying value at beginning of period	$146,259	146,259
Impairment charge	(40,159)	—

Net carrying value at end of period	106,100	146,259

Gross carrying value	146,259	146,259
Accumulated impairment charge	(40,159)	—

Net carrying value	$106,100	146,259

The Company performed its annual goodwill impairment test during the third quarter of 2011. Due to high levels of volatility and dislocation in bank stock prices nationwide during the third quarter 2011, as well as the Company’s internal evaluation process, the Company engaged an independent third party valuation firm to determine the implied fair value of Mountain West and 1st Bank. These two bank subsidiaries were selected because of Mountain West’s losses and decline in credit quality and 1st Bank’s significant amount of goodwill relative to its total assets. The implied fair value of these bank subsidiaries was estimated using the quoted market prices of other comparable banks, discounted cash flows and inputs from comparable transactions. As a result of the evaluation, the Company determined the goodwill of $23,159,000 ($15,613,000 after-tax) at Mountain West was fully impaired and the goodwill of $41,718,000 at 1st Bank was partially impaired by $17,000,000. The remaining goodwill of $81,382,000 at the other bank subsidiaries was determined not to be impaired at September 30, 2011. Since there were no events or circumstances that occurred during the fourth quarter of 2011 that would more-likely-than not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2011.

7)	Deposits

Deposits consist of the following at:

	December 31,
(Dollars in thousands)	2011		2010

Non-interest bearing deposits	$1,010,899	21.0%	855,829	18.9%

NOW accounts	843,129	17.5%	771,961	17.1%
Savings accounts	404,671	8.4%	361,124	8.0%
Money market deposit accounts	873,562	18.1%	876,948	19.4%
Certificate accounts	1,080,917	22.4%	1,079,138	23.9%
Wholesale deposits [1]	608,035	12.6%	576,902	12.7%

Total interest bearing deposits	3,810,314	79.0%	3,666,073	81.1%

Total deposits	$4,821,213	100.0%	4,521,902	100.0%

Deposits with a balance of $100,000 and greater
Demand deposits	$1,986,757		1,812,587
Certificate accounts	933,183		911,854

Total balances of $100,000 and greater	$2,919,940		2,724,441

[1]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

The scheduled maturities of certificates of deposit are as follows and include $380,820,000 and $397,531,000 of wholesale deposits as of December 31, 2011 and 2010, respectively.

	December 31,
(Dollars in thousands)	2011	2010

Maturing within one year	$1,147,799	1,180,365
Maturing after one year through two years	175,544	170,836
Maturing after two years through three years	70,701	74,408
Maturing after three years through four years	36,225	17,787
Maturing after four years through five years	31,403	33,068
Thereafter	65	205

Total	$1,461,737	1,476,669

Interest expense on deposits is summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009

NOW accounts	$1,906	2,545	2,275
Savings accounts	511	725	947
Money market deposit accounts	3,667	6,975	8,436
Certificate accounts	16,332	21,016	24,719
Wholesale deposits	2,853	4,337	2,052

Total interest expense on deposits	$25,269	35,598	38,429

7)	Deposits…continued

The Company reclassified $2,205,000 and $4,298,000 of overdraft demand deposits to loans as of December 31, 2011 and 2010, respectively. The Company has entered into deposit transactions with its executive officers, directors, significant shareholders, and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2011, and 2010 was $71,504,000 and $53,388,000, respectively.

Debit card expense for the years ended December 31, 2011, 2010, and 2009 was $4,073,000, $3,003,000, and $1,585,000, respectively, and was included in other expense in the Company’s statements of operations.

8)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) consist of the following:

	December 31, 2011
(Dollars in thousands)	Repurchase Amount	Weighted Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets

Overnight	$257,802	0.42%	$260,124	265,592
Maturing within 30 days	841	1.00%	1,855	1,916

	$258,643	0.42%	$261,979	267,508

	December 31, 2010
(Dollars in thousands)	Repurchase Amount	Weighted Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets

Overnight	$247,749	0.62%	$247,712	255,271
Maturing within 30 days	418	2.00%	870	902
Maturing after 90 days	1,236	1.75%	2,570	2,665

	$249,403	0.63%	$251,152	258,838

The securities, consisting of U.S. government sponsored enterprises issued or guaranteed residential mortgage-backed securities, subject to agreements to repurchase were for the same securities originally sold, and were held in a custody account by a third parties.

9)	Borrowings

Each advance from the FHLB bears a fixed rate of interest and consist of the following:

	December 31,
	2011		2010
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$792,000	0.68%	761,064	0.32%
Maturing one year through two years	—	0.00%	82,000	4.19%
Maturing two years through three years	—	0.00%	—	0.00%
Maturing three years through four years	75,000	3.48%	—	0.00%
Maturing four years through five years	45,000	2.99%	75,000	3.48%
Thereafter	157,046	3.07%	47,077	3.09%

Total	$1,069,046	1.32%	965,141	1.03%

In addition to specifically pledged loans and investment securities, FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments.

With respect to $357,000,000 of FHLB advances at December 31, 2011, the FHLB holds put options that will be exercised on the quarterly measurement date, after the initial lockout (i.e., nonputable) period, when 3-month LIBOR is 8 percent or greater. The FHLB put options as of December 31, 2011 are summarized as follows:

(Dollars in thousands)	Amount	Interest Rate	Earliest Put
Maturing during years ending December 31,
2012	$82,000	3.49% - 4.83%	2012
2015	75,000	3.16% - 3.64%	2012
2016	45,000	2.93% - 3.05%	2012
2018	20,000	2.73% - 2.85%	2012
2021	135,000	2.88% - 3.43%	2012

	$357,000

The Company’s remaining borrowings consisted of U.S. Treasury Tax and Loan borrowings, capital lease obligations, liens on other real estate owned, deferred gains from sales of small business administration loans, and other debt obligations through consolidation of certain VIEs. At December 31, 2011, the Company had $183,860,000 in unsecured lines of credit with various correspondent entities which are typically renewed on an annual basis.

10)	Subordinated Debentures

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

Subject to prior approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in 1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures, 2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes, 3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or 4) loss of the ability to treat the trust preferred securities as “Tier 1 Capital” under the FRB capital adequacy guidelines.

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

(Dollars in thousands)	Balance	Rate at December 31, 2011	Fixed/ Variable	Variable Rate Structure [1]	Maturity Date	Redemption Date

First Co Trust 01	$2,892	3.728%	Variable	3 mo LIBOR plus 3.30%	07/31/31	07/31/06
First Co Trust 03	2,137	3.824%	Variable	3 mo LIBOR plus 3.25%	03/26/33	03/26/08
Glacier Trust II	46,393	3.153%	Variable	3 mo LIBOR plus 2.75%	04/07/34	04/07/09
Citizens Trust I	5,155	3.209%	Variable	3 mo LIBOR plus 2.65%	06/17/34	06/17/09
Glacier Trust III	36,083	1.693%	Variable	3 mo LIBOR plus 1.29%	04/07/36	04/07/11
Glacier Trust IV	30,928	2.116%	Variable	3 mo LIBOR plus 1.57%	09/15/36	09/15/11
San Juans Trust I	1,687	6.681%	Fixed	3 mo LIBOR plus 1.82%	03/01/37	03/01/12

	$125,275

[1]	For fixed rate debentures, this will be the rate structure upon conversion to variable rate at redemption date.

11)	Derivatives and Hedging Activities

The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s forecasted variable rate borrowings. The Company recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition.

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with counterparties and the specific agreement of terms were negotiated, including the forecasted notional amount, the interest rate, and the maturity.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to the agreements. The Company controls the credit risk through monitoring procedures and does not expect the counterparties to fail on their obligations. The Company only conducts business with primary dealers as counterparties and believes that the credit risk inherent in these contracts was not significant.

At December 31, 2011, the Company has interest rate swap agreements on a forecasted notional amount of $160,000,000. The effective date of the transaction was October 21, 2011 with the maturity date of October 21, 2021. For the first three years no cash flows will be exchanged and for the following seven years the Company will pay a fixed interest rate of 3.378 percent and the counterparty will pay the Company 3 month LIBOR. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

The following table summarizes the Company’s interest rate derivative financial instruments as of December 31, 2011:

(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value

Interest rate swap	Other liabilities	$160,000	$8,906

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $15,703,000 at December 31, 2011. There was no collateral pledged from the counterparties to the Company as of December 31, 2011. There is the possibility that the Company may need to pledge additional collateral in the future.

12)	Regulatory Capital

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the FRB’s adequacy guidelines and the Company’s and bank subsidiaries’ compliance with those guidelines as of December 31, 2011.

	Actual		Minimum Capital Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk weighted assets)
Consolidated	828,404	18.99%	174,475	4.00%	261,712	6.00%
Glacier	175,066	18.67%	37,517	4.00%	56,275	6.00%
Mountain West	139,809	19.13%	29,237	4.00%	43,855	6.00%
First Security	112,198	15.91%	28,207	4.00%	42,310	6.00%
Western	64,520	15.82%	16,316	4.00%	24,474	6.00%
1st Bank	64,267	18.22%	14,113	4.00%	21,169	6.00%
Valley	31,059	12.76%	9,738	4.00%	14,607	6.00%
Big Sky	65,218	24.15%	10,801	4.00%	16,201	6.00%
First Bank-WY	39,670	18.90%	8,395	4.00%	12,592	6.00%
Citizens	26,358	12.58%	8,382	4.00%	12,572	6.00%
First Bank-MT	20,854	13.79%	6,050	4.00%	9,075	6.00%
San Juans	19,161	12.36%	6,201	4.00%	9,302	6.00%

Total capital (to risk weighted assets)
Consolidated	883,954	20.27%	348,950	8.00%	436,187	10.00%
Glacier	187,082	19.95%	75,033	8.00%	93,792	10.00%
Mountain West	149,280	20.42%	58,474	8.00%	73,092	10.00%
First Security	121,181	17.18%	56,414	8.00%	70,517	10.00%
Western	69,646	17.07%	32,632	8.00%	40,790	10.00%
1st Bank	68,729	19.48%	28,225	8.00%	35,282	10.00%
Valley	34,117	14.01%	19,476	8.00%	24,345	10.00%
Big Sky	68,661	25.43%	21,601	8.00%	27,002	10.00%
First Bank-WY	41,860	19.95%	16,789	8.00%	20,987	10.00%
Citizens	29,011	13.85%	16,763	8.00%	20,954	10.00%
First Bank-MT	22,757	15.05%	12,100	8.00%	15,124	10.00%
San Juans	21,127	13.63%	12,402	8.00%	15,503	10.00%

Leverage capital (to average assets)
Consolidated	828,404	11.81%	280,602	4.00%	N/A	N/A
Glacier	175,066	13.00%	53,846	4.00%	67,308	5.00%
Mountain West	139,809	12.81%	43,660	4.00%	54,575	5.00%
First Security	112,198	10.49%	42,793	4.00%	53,492	5.00%
Western	64,520	8.28%	31,159	4.00%	38,949	5.00%
1st Bank	64,267	8.49%	30,279	4.00%	37,849	5.00%
Valley	31,059	6.94%	17,906	4.00%	22,382	5.00%
Big Sky	65,218	17.33%	15,057	4.00%	18,821	5.00%
First Bank-WY	39,670	10.40%	15,264	4.00%	19,080	5.00%
Citizens	26,358	7.65%	13,783	4.00%	17,228	5.00%
First Bank-MT	20,854	8.33%	10,008	4.00%	12,510	5.00%
San Juans	19,161	8.48%	9,042	4.00%	11,303	5.00%

12)	Regulatory Capital…continued

The following table illustrates the FRB’s adequacy guidelines and the Company’s and bank subsidiaries’ compliance with those guidelines as of December 31, 2010:

	Actual		Minimum capital requirement		Well capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk weighted assets)
Consolidated	811,618	18.24%	177,973	4.00%	266,959	6.00%
Glacier	162,190	16.61%	39,060	4.00%	58,590	6.00%
Mountain West	154,575	18.81%	32,879	4.00%	49,318	6.00%
First Security	104,291	15.35%	27,174	4.00%	40,761	6.00%
Western	63,735	15.30%	16,658	4.00%	24,987	6.00%
1st Bank	61,497	17.60%	13,976	4.00%	20,964	6.00%
Valley	30,048	13.82%	8,695	4.00%	13,042	6.00%
Big Sky	62,570	21.95%	11,402	4.00%	17,103	6.00%
First Bank-WY	38,476	18.74%	8,212	4.00%	12,318	6.00%
Citizens	24,235	11.85%	8,179	4.00%	12,268	6.00%
First Bank-MT	19,497	13.93%	5,599	4.00%	8,399	6.00%
San Juans	18,681	11.76%	6,356	4.00%	9,533	6.00%

Total capital (to risk weighted assets)
Consolidated	868,245	19.51%	355,946	8.00%	444,932	10.00%
Glacier	174,674	17.89%	78,119	8.00%	97,649	10.00%
Mountain West	165,156	20.09%	65,757	8.00%	82,197	10.00%
First Security	112,913	16.62%	54,348	8.00%	67,935	10.00%
Western	68,971	16.56%	33,317	8.00%	41,646	10.00%
1st Bank	65,940	18.87%	27,952	8.00%	34,940	10.00%
Valley	32,789	15.08%	17,389	8.00%	21,737	10.00%
Big Sky	66,212	23.23%	22,804	8.00%	28,505	10.00%
First Bank-WY	41,015	19.98%	16,424	8.00%	20,530	10.00%
Citizens	26,827	13.12%	16,357	8.00%	20,447	10.00%
First Bank-MT	21,263	15.19%	11,198	8.00%	13,998	10.00%
San Juans	20,699	13.03%	12,711	8.00%	15,889	10.00%

Leverage capital (to average assets)
Consolidated	811,618	12.71%	255,456	4.00%	N/A	N/A
Glacier	162,190	11.98%	54,149	4.00%	67,686	5.00%
Mountain West	154,575	13.29%	46,511	4.00%	58,139	5.00%
First Security	104,291	10.82%	38,538	4.00%	48,173	5.00%
Western	63,735	9.21%	27,678	4.00%	34,598	5.00%
1st Bank	61,497	9.42%	26,101	4.00%	32,626	5.00%
Valley	30,048	8.05%	14,939	4.00%	18,673	5.00%
Big Sky	62,570	17.43%	14,357	4.00%	17,946	5.00%
First Bank-WY	38,476	11.77%	13,077	4.00%	16,347	5.00%
Citizens	24,235	8.86%	10,940	4.00%	13,675	5.00%
First Bank-MT	19,497	9.18%	8,492	4.00%	10,615	5.00%
San Juans	18,681	8.83%	8,466	4.00%	10,582	5.00%

12)	Regulatory Capital…continued

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

At December 31, 2011 and 2010, each of the bank subsidiaries’ capital measures exceed the well capitalized threshold, which requires total capital (to risk weighted assets) of at least 10 percent, tier 1 capital (to risk weighted assets) of at least 6 percent, and a leverage capital (to average assets) of at least 5 percent. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and bank subsidiaries’ financial condition. There are no conditions or events since year end that management believes have changed the Company’s or subsidiaries’ risk-based capital category. In addition to the minimum regulatory capital requirements, certain bank subsidiaries have additional regulatory capital requirements of which they are in compliance as of December 31, 2011.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The bank subsidiaries are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 2011, $77,105,000 of retained earnings at the bank subsidiary level is available to the Parent without regulatory approval.

13)	Comprehensive Income

The components of comprehensive income and related tax effects are as follows:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Net income	$17,471	42,330	34,374

Unrealized holding gains on available-for-sale securities	63,190	6,263	7,474
Reclassification adjustment for gains included in net income	(346)	(4,822)	(5,995)

Net unrealized gains on securities	62,844	1,441	1,479
Tax effect	(24,444)	(565)	(584)

Net of tax amount	38,400	876	895

Change in fair value of derivatives used for cash flow hedges	(8,906)	—	—
Tax effect	3,465	—	—

Net of tax amount	(5,441)	—	—

Total comprehensive income	$50,430	43,206	35,269

14)	Federal and State Income Taxes

The following is a summary of consolidated income tax expense:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Current
Federal	$8,836	3,724	26,557
State	4,191	3,481	7,189

Total current tax expense	13,027	7,205	33,746

Deferred
Federal	(11,256)	115	(24,656)
State	(2,052)	23	(5,099)

Total deferred tax (benefit) expense	(13,308)	138	(29,755)

Total income tax (benefit) expense	$(281)	7,343	3,991

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	8.1%	4.6%	3.8%
Tax-exempt interest income	-65.5%	-17.3%	-21.0%
Tax credits	-22.1%	-7.3%	-3.3%
Bargain purchase gain	0.0%	0.0%	-3.2%
Goodwill impairment charge	42.3%	0.0%	0.0%
Other, net	0.6%	-0.2%	-0.9%

	-1.6%	14.8%	10.4%

14)	Federal and State Income Taxes…continued

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$53,555	53,795
Other real estate owned	7,852	3,540
Interest rate swap agreements	3,464	—
Deferred compensation	2,964	2,953
Impairment of equity securities (FHLMC & FNMA)	2,954	2,976
Non-accrual interest	2,894	4,528
Stock based compensation	2,714	3,888
Employee benefits	2,610	2,345
Federal income tax credits	2,400	—
Other	—	261

Total gross deferred tax assets	81,407	74,286

Deferred tax liabilities
Available-for-sale securities	(24,784)	(341)
FHLB stock dividends	(10,165)	(10,236)
Depreciation of premises and equipment	(6,169)	(6,687)
Deferred loan costs	(4,954)	(4,761)
Intangibles	(1,566)	(8,952)
Other	(2,688)	(3,025)

Total gross deferred tax liabilities	(50,326)	(34,002)

Net deferred tax asset	$31,081	40,284

The Company’s federal income tax credit carryforwards will expire in 2031.

The Company and its bank subsidiaries join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although 1st Bank and First Bank-WY have operations in Wyoming and Mountain West has operations in Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2011:

Years ended December 31,
Federal	2008, 2009 and 2010
Montana	2008, 2009 and 2010
Idaho	2008, 2009 and 2010
Colorado	2007, 2008, 2009 and 2010
Utah	2008, 2009 and 2010

The Company had no unrecognized tax benefit as of December 31, 2011 and 2010. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense.

During the years ended December 31, 2011 and 2010, the Company did not recognize any interest expense or penalties with respect to income tax liabilities. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2011 and 2010.

14)	Federal and State Income Taxes…continued

The Company has assessed the need for a valuation allowance and determined that a valuation allowance is not necessary at December 31, 2011 and 2010. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting taxable income in carryback years, and by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2011 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal tax income purposes.

15)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

The following schedule contains the data used in the calculation of basic and diluted earnings per share:

	Years ended December 31,
	2011	2010	2009
Net income available to common stockholders, basic and diluted	$17,471,000	42,330,000	34,374,000

Average outstanding shares - basic	71,915,073	69,657,980	61,529,944
Add: dilutive stock options	—	2,365	1,696

Average outstanding shares - diluted	71,915,073	69,660,345	61,531,640

Basic earnings per share	$0.24	0.61	0.56

Diluted earnings per share	$0.24	0.61	0.56

There were 1,568,000, 2,295,000, and 2,717,000 options excluded from the diluted average outstanding share calculation for December 31, 2011, 2010, and 2009, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

16)	Employee Benefit Plans

The Company has a 401(k) and profit sharing plan. To be considered eligible for the plans, an employee must be 21 years of age and employed for a full calendar quarter. Employees can participate in the plan the first day of the quarter once they have met the eligibility requirements. Participants are at all times fully vested in all contributions. To be considered eligible for the employer discretionary contribution, an employee must be 21 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year.

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2011, 2010, and 2009 was $2,043,000, $2,223,000 and $2,149,000 respectively.

16)	Employee Benefit Plans…continued

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service. The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2011, 2010 and 2009 was $1,644,000, $1,570,000, and $1,538,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plan was $362,000, $358,000, and $408,000, for the years ending December 31, 2011, 2010, and 2009, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2011, 2010, and 2009 for the plan was $54,000, $116,000 and $124,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2011, the liability related to the obligations was $1,288,000 and was included in other liabilities. The amount expensed related to the obligations during 2011, 2010 and 2009 was insignificant.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2011, 2010 and 2009 was $21,000, $10,000, and $20,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended 2011, 2010, and 2009 for this plan was $9,000, $22,000, and $24,000, respectively.

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

17)	Stock Option Plans

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

17)	Stock Option Plans…continued

Compensation cost is based on the fair value of the stock options at the grant date. Additionally, the compensation cost for the portion of awards outstanding for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. For the years ended December 31, 2011, 2010 and 2009 the compensation cost for the stock option plans was $74,000, $912,000 and $1,842,000, respectively, with a corresponding income tax benefit of $29,000, $359,000 and $726,000, respectively, resulting in a net income and cash flow from operations reduction of $45,000, $553,000 and $1,116,000, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards which are expected to be recognized over the next weighted period of 0.6 years was $5,000 as of December 31, 2011. The total fair value of shares vested for the year ended December 31, 2011 and 2010 was $1,532,000 and $1,762,000, respectively.

The per share weighted-average fair value of stock options on the date of grant was based on the Black Scholes option-pricing model. The Company uses historical data to estimate option exercise and termination within the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield in effect at the time of the grant. The stock option awards generally vest upon six months or two years of service for directors and employees, respectively, and generally expire in five years. Expected volatilities are based on historical volatility and other factors. The following lists the various assumptions and fair value of the grants awarded during the years indicated. There were no grants awarded during 2011.

	Options Granted During
	2011	2010	2009
Fair value of stock options - Black Scholes	N/A	$4.63	$4.26
Expected volatility	N/A	44%	44%
Dividend yield	N/A	2.74%	2.74%
Risk-free interest rate	N/A	1.40%	1.40%
Expected life	N/A	3.47	3.47

At December 31, 2011, total shares available for stock option grants to employees and directors are 3,722,053. Changes in shares granted for stock options for the year ended December 31, 2011 are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,241,310	$20.00
Canceled	(794,450)	20.90

Outstanding at December 31, 2011	1,446,860	19.52

Excercisable at December 31, 2011	1,443,860	19.53

The range of exercise prices on options outstanding and exercisable at December 31, 2011 is as follows:

				Options Exercisable
Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Life of Options	Options Exercisable	Weighted Average Exercise Price

$13.91 - $18.19	872,180	$16.94	1.5 years	869,180	$16.95
$18.74 - $24.73	574,680	23.43	0.1 years	574,680	23.43

	1,446,860	19.52	0.9 years	1,443,860	19.53

18)	Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the Company:

Statements of Financial Condition

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash on hand and in banks	$383	1,419
Interest bearing cash deposits	30,955	27,694

Cash and cash equivalents	31,338	29,113

Investment securities, available-for-sale	10,737	13,098
Other assets	19,041	18,107
Investment in subsidiaries	929,518	918,557

Total assets	$990,634	978,875

Liabilities and Stockholders’ Equity
Dividends payable	$9,349	9,349
Subordinated debentures	125,275	125,132
Other liabilities	5,783	5,811

Total liabilities	140,407	140,292

Common stock	719	719
Paid-in capital	642,882	643,894
Retained earnings	173,139	193,442
Accumulated other comprehensive income	33,487	528

Total stockholders’ equity	850,227	838,583

Total liabilities and stockholders’ equity	$990,634	978,875

Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Income
Dividends from subsidiaries	$43,450	31,350	24,300
Other income	864	3,730	2,775
Intercompany charges for services	14,438	13,977	13,108

Total income	58,752	49,057	40,183
Expenses
Compensation, employee benefits and related expense	9,185	8,287	7,793
Other operating expenses	11,827	12,990	12,845

Total expenses	21,012	21,277	20,638

Income before income tax benefit and equity in undistributed net (loss) income of subsidiaries	37,740	27,780	19,545
Income tax benefit	2,176	1,374	1,942

Income before equity in undistributed net (loss) income of subsidiaries	39,916	29,154	21,487
Equity in undistributed net (loss) income of subsidiaries	(22,825)	13,558	12,887

Net Income	$17,091	42,712	34,374

18)	Parent Holding Company Information (Condensed)…continued

Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Operating Activities
Net income	$17,091	42,712	34,374
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary (income) loss in excess of dividends distributed	22,825	(13,558)	(12,887)
Gain on sale of investments	—	(3,013)	(2,147)
Excess deficiencies (benefits) related to the exercise of stock options	—	4	(75)
Net (decrease) increase in other assets and other liabilities	1,215	(708)	1,356

Net cash provided by operating activities	41,131	25,437	20,621

Investing Activities
Proceeds from sales, maturities and prepayments of securities available-for-sale	1,376	3,671	2,267
Purchases of investment securities available-for-sale	—	(13,126)	(285)
Equity contribution to subsidiaries	(1,110)	(105,841)	(68,753)
Net addition of premises and equipment	(1,920)	(2,754)	(4,451)

Net cash used in investing activities	(1,654)	(118,050)	(71,222)

Financing Activities
Net increase (decrease) in other borrowed funds	143	(4,857)	65
Cash dividends paid	(37,395)	(37,396)	(32,021)
Excess (deficiencies) benefits related to the exercise of stock options	—	(4)	75
Proceeds from exercise of stock options and other stock issued	—	145,654	2,554

Net cash provided by (used in) financing activities	(37,252)	103,397	(29,327)

Net increase (decrease) in cash and cash equivalents	2,225	10,784	(79,928)
Cash and cash equivalents at beginning of year	29,113	18,329	98,257

Cash and cash equivalents at end of year	$31,338	29,113	18,329

19)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2011
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$68,373	71,562	71,433	68,741
Interest expense	11,669	11,331	11,297	10,197

Net interest income	56,704	60,231	60,136	58,544
Gain (loss) on sale of investments	124	(591)	813	—
Provision for loan losses	19,500	19,150	17,175	8,675
Income (loss) before income taxes	12,123	12,712	(24,401)	16,756
Net income (loss)	10,285	11,886	(19,048)	14,348
Basic earnings (loss) per share	0.14	0.17	(0.27)	0.20
Diluted earnings (loss) per share	0.14	0.17	(0.27)	0.20
Dividends declared per share	0.13	0.13	0.13	0.13
Market range high-low close	$15.94-$14.09	$15.29-$12.97	$13.75-$9.23	$12.51-$9.09

19)	Unaudited Quarterly Financial Data…continued

	Quarters ended 2010
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$73,398	73,818	72,103	69,083
Interest expense	13,884	13,749	13,581	12,420

Net interest income	59,514	60,069	58,522	56,663
Gain on sale of investments	314	242	2,041	2,225
Provision for loan losses	20,910	17,246	19,162	27,375
Income before income taxes	12,826	16,005	11,330	9,512
Net income	10,070	13,222	9,445	9,593
Basic earnings per share	0.16	0.19	0.13	0.13
Diluted earnings per share	0.16	0.19	0.13	0.13
Dividends declared per share	0.13	0.13	0.13	0.13
Market range high-low close	$15.94-$13.75	$18.88-$14.67	$16.73-$13.75	$15.76-$13.00

20)	Fair Value of Assets and Liabilities

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

The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the year ended December 31, 2011.

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

Interest rate swap derivative agreements: fair values for interest rate swap derivative agreements are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows.

20)	Fair Value of Assets and Liabilities…continued

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$208	—	208	—
U.S. government sponsored enterprises	31,155	—	31,155	—
State and local governments	1,064,655	—	1,064,655	—
Corporate bonds	62,237	—	62,237	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,963,122	—	1,963,122	—

Total assets measured at fair value on a recurring basis	$3,126,743	—	3,126,743	—

Interest rate swap agreements	$8,906	—	8,906	—

Total liabilities measured at fair value on a recurring basis	$8,906	—	8,906	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$211	—	211	—
U.S. government sponsored enterprises	41,518	—	41,518	—
State and local governments	657,421	—	657,421	—
Collateralized debt obligations	6,595	—	—	6,595
Residential mortgage-backed securities	1,690,102	—	1,689,946	156

Total assets measured at fair value on a recurring basis	$2,395,847	—	2,389,096	6,751

20)	Fair Value of Assets and Liabilities…continued

The following schedules reconcile the opening and closing balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010:

	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2010	$6,751	6,595	156
Total unrealized gains for the period included in other comprehensive income	4,167	4,301	(134)
Amortization, accretion and principal payments	(5,530)	(5,530)	—
Transfers out of Level 3	(5,388)	(5,366)	(22)

Balance as of December 31, 2011	$—	—	—

	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Total	State and Local Governments	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2009	$9,988	2,088	6,789	1,111
Total unrealized gains for the period included in other comprehensive income	3,381	—	3,276	105
Amortization, accretion and principal payments	(1,510)	—	(1,510)	—
Sales, maturities and calls	(3,020)	—	(1,960)	(1,060)
Transfers out of Level 3	(2,088)	(2,088)	—	—

Balance as of December 31, 2010	$6,751	—	6,595	156

During the years ended December 31, 2011 and 2010, securities were transferred from Level 3 to Level 2 because observable market data became available.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis. There have been no significant changes in the valuation techniques during the year ended December 31, 2011.

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

20)	Fair Value of Assets and Liabilities…continued

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$38,076	—	—	38,076
Collateral-dependent impaired loans, net of allowance for loan and lease losses	55,339	—	—	55,339
Goodwill	24,718	—	—	24,718

Total assets measured at fair value on a non-recurring basis	$118,133	—	—	118,133

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$17,492	—	—	17,492
Collateral-dependent impaired loans, net of allowance for loan and lease losses	47,283	—	—	47,283

Total assets measured at fair value on a non-recurring basis	$64,775	—	—	64,775

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

20)	Fair Value of Assets and Liabilities…continued

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

Advances from FHLB: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

Repurchase agreements, federal funds purchased and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements, federal funds purchased and other borrowings is book value.

Subordinated debentures: fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates. The market rates used were averages of currently traded trust preferred securities with similar characteristics to the Company’s issuances and obtained from an independent third party.

Off-balance sheet financial instruments: commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value. The Company has an insignificant amount of off-balance sheet financial instruments.

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$128,032	128,032	105,091	105,091
Investment securities, available-for-sale	3,126,743	3,126,743	2,395,847	2,395,847
Loans held for sale	95,457	95,457	76,213	76,213
Loans receivable, net of allowance for loan and lease losses	3,328,619	3,386,333	3,612,182	3,631,716
Accrued interest receivable	34,961	34,961	30,246	30,246
Non-marketable equity securities	49,694	49,694	65,040	65,040

Total financial assets	$6,763,506	6,821,220	6,284,619	6,304,153

Financial liabilities
Deposits	$4,821,213	4,830,643	4,521,902	4,533,974
FHLB advances	1,069,046	1,099,699	965,141	974,853
Repurchase agreements and other borrowed funds	268,638	268,642	269,408	269,414
Subordinated debentures	125,275	65,903	125,132	70,404
Accrued interest payable	5,825	5,825	7,245	7,245

Total financial liabilities	$6,289,997	6,270,712	5,888,828	5,855,890

21)	Contingencies and Commitments

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

21)	Contingencies and Commitments…continued

The Company had the following outstanding commitments:

	December 31,
(Dollars in thousands)	2011	2010

Commitments to extend credit	$728,199	732,709
Letters of credit	20,463	25,250

Total outstanding commitments	$748,662	757,959

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2011, 2010, and 2009 was $3,239,000, $3,566,000, and $3,306,000, respectively. Amortization of building capital lease assets is included in depreciation. One of the Company’s subsidiaries has entered into lease transactions with two of its directors and the related party rent expense for the years ended December 31, 2011, 2010, and 2009 was $937,000, $902,000, and $703,000. The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2011 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2012	$235	2,235	2,470
2013	238	1,861	2,099
2014	829	1,707	2,536
2015	195	1,533	1,728
2016	197	1,318	1,515
Thereafter	949	5,124	6,073

Total minimum lease payments	2,643	13,778	16,421

Less: Amount representing interest	770

Present value of minimum lease payments	1,873
Less: Current portion of obligations under capital leases	90

Long-term portion of obligations under capital leases	$1,783

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

22)	Operating Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s operating segments include each of the individual bank subsidiaries, GORE and the Parent.

The accounting policies of the individual operating segments are the same as those of the Company described in Note 1. Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Intersegment income primarily represents interest income on intercompany borrowings, management fees, and data processing fees received by individual bank subsidiaries or the Parent. Intersegment income, expenses and assets are eliminated in order to report results in accordance with GAAP. Expenses for centrally provided services are allocated based on the estimated usage of those services.

22)	Operating Segment Information…continued

The following schedules provide selected financial data for the Company’s operating segments:

	At or for the Year ended December 31, 2011
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
Net interest income (loss)	$49,220	42,603	38,224	21,236	22,251	14,303	13,803	10,643
Provision for loan losses	(16,800)	(30,100)	(9,950)	(550)	(1,950)	—	(2,350)	(700)

Net interest income (loss) after provision for loan losses	32,420	12,503	28,274	20,686	20,301	14,303	11,453	9,943
Non-interest income	15,571	22,608	7,384	8,949	4,900	5,130	3,619	2,684
Core deposit intangibles amortization	(119)	(66)	(261)	(332)	(530)	(9)	(5)	(577)
Goodwill impairment charge	—	(23,159)	—	—	(17,000)	—	—	—
Other non-interest expense	(30,537)	(52,769)	(20,548)	(17,113)	(16,009)	(9,562)	(9,887)	(7,929)

Income (loss) before income taxes	17,335	(40,883)	14,849	12,190	(8,338)	9,862	5,180	4,121
Income tax (expense) benefit	(3,386)	16,087	(2,936)	(2,622)	(1,928)	(2,778)	(1,457)	(770)

Net income (loss)	$13,949	(24,796)	11,913	9,568	(10,266)	7,084	3,723	3,351

Assets	$1,376,715	1,130,766	1,102,203	808,512	785,730	462,300	385,434	390,917
Loans, net of ALLL	749,032	636,601	544,838	248,167	232,708	185,261	218,148	128,238
Goodwill	8,900	—	18,582	22,311	24,718	1,770	1,752	—
Deposits	807,505	806,039	732,672	550,725	535,670	304,418	221,541	288,482
Stockholders’ equity	190,359	159,219	136,835	92,490	94,027	34,780	67,652	43,774

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
Net interest income (loss)	$11,368	7,994	8,070	—	(4,102)	2		235,615
Provision for loan losses	(1,300)	—	(800)	—	—	—		(64,500)

Net interest income (loss) after provision for loan losses	10,068	7,994	7,270	—	(4,102)	2		171,115
Non-interest income	3,641	946	1,687	915	35,082	(34,917)		78,199
Core deposit intangibles amortization	(75)	(266)	(233)	—	—	—		(2,473)
Goodwill impairment charge	—	—	—	—	—	—		(40,159)
Other non-interest expense	(8,174)	(3,276)	(7,158)	(5,380)	(16,065)	14,915		(189,492)

Income (loss) before income taxes	5,460	5,398	1,566	(4,465)	14,915	(20,000)		17,190
Income tax (expense) benefit	(1,716)	(1,508)	(374)	1,737	2,176	(244)		281

Net income (loss)	$3,744	3,890	1,192	(2,728)	17,091	(20,244)		17,471

Assets	$362,420	265,621	243,723	7,195	990,634	(1,124,264)		7,187,906
Loans, net of ALLL	149,818	109,495	131,327	—	—	(5,014)		3,328,619
Goodwill	9,553	12,556	5,958	—	—	—		106,100
Deposits	238,314	186,361	195,067	—	—	(45,581)		4,821,213
Stockholders’ equity	38,058	35,449	27,294	9,581	850,227	(929,518)		850,227

22)	Operating Segment Information…continued

	At or for the Year ended December 31, 2010
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
Net interest income (loss)	$50,260	47,786	35,676	20,519	22,796	13,611	14,168	10,315
Provision for loan losses	(20,050)	(45,000)	(8,100)	(950)	(2,150)	(500)	(3,475)	(1,453)

Net interest income (loss) after provision for loan losses	30,210	2,786	27,576	19,569	20,646	13,111	10,693	8,862
Non-interest income	15,272	26,148	7,799	9,857	4,934	6,913	3,427	3,072
Core deposit intangibles amortization	(192)	(172)	(425)	(519)	(591)	(42)	(23)	(577)
Other non-interest expense	(29,113)	(51,203)	(21,842)	(17,257)	(17,197)	(9,252)	(10,411)	(8,752)

Income (loss) before income taxes	16,177	(22,441)	13,108	11,650	7,792	10,730	3,686	2,605
Income tax (expense) benefit	(2,989)	10,262	(2,798)	(3,112)	(2,080)	(3,272)	(945)	(498)

Net income (loss)	$13,188	(12,179)	10,310	8,538	5,712	7,458	2,741	2,107

Assets	$1,374,067	1,164,903	1,004,835	766,367	717,120	394,220	362,416	351,624
Loans, net of ALLL	822,476	752,964	548,258	288,005	254,047	174,354	236,373	139,300
Goodwill	8,900	23,159	18,582	22,311	41,718	1,770	1,752	—
Deposits	740,391	770,058	713,098	577,147	468,966	276,567	199,599	258,454
Stockholders’ equity	172,224	178,765	122,807	86,606	107,234	31,784	64,656	40,322

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
Net interest income (loss)	$10,591	7,457	7,562	—	(5,973)	—		234,768
Provision for loan losses	(2,000)	(265)	(750)	—	—	—		(84,693)

Net interest income (loss) after provision for loan losses	8,591	7,192	6,812	—	(5,973)	—		150,075
Non-interest income	5,003	1,144	1,727	258	61,924	(59,932)		87,546
Core deposit intangibles amortization	(93)	(312)	(234)	—	—	—		(3,180)
Other non-interest expense	(8,631)	(3,163)	(5,419)	(2,315)	(14,613)	14,400		(184,768)

Income (loss) before income taxes	4,870	4,861	2,886	(2,057)	41,338	(45,532)		49,673
Income tax (expense) benefit	(1,700)	(1,590)	(1,045)	806	1,374	244		(7,343)

Net income (loss)	$3,170	3,271	1,841	(1,251)	42,712	(45,288)		42,330

Assets	$289,507	239,667	230,345	20,610	978,875	(1,135,269)		6,759,287
Loans, net of ALLL	154,914	106,290	139,014	—	—	(3,813)		3,612,182
Goodwill	9,553	12,556	5,958	—	—	—		146,259
Deposits	207,473	165,816	184,217	—	—	(39,884)		4,521,902
Stockholders’ equity	34,215	33,151	25,595	21,199	838,583	(918,937)		838,204

22)	Operating Segment Information…continued

	At or for the Year ended December 31, 2009
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky
Net interest income (loss)	$57,139	53,302	35,788	21,233	24,057	14,051	15,700
Provision for loan losses	(32,000)	(50,500)	(10,450)	(3,200)	(10,800)	(1,200)	(9,200)

Net interest income (loss) after provision for loan losses	25,139	2,802	25,338	18,033	13,257	12,851	6,500
Non-interest income	15,387	27,882	8,103	8,631	4,628	5,717	3,564
Core deposit intangibles amortization	(330)	(184)	(468)	(571)	(652)	(42)	(23)
Other non-interest expense	(27,325)	(51,525)	(18,897)	(16,342)	(14,943)	(9,229)	(8,441)

Income (loss) before income taxes	12,871	(21,025)	14,076	9,751	2,290	9,297	1,600
Income tax (expense) benefit	(2,803)	9,764	(3,372)	(2,813)	(309)	(2,740)	(121)

Net income (loss)	$10,068	(11,261)	10,704	6,938	1,981	6,557	1,479

Assets	$1,325,039	1,172,331	890,672	624,077	650,072	351,228	368,571
Loans, net of ALLL	895,489	892,804	547,050	304,291	283,138	178,745	258,817
Goodwill	8,900	23,159	18,582	22,311	41,718	1,770	1,752
Deposits	726,403	793,006	588,858	504,619	421,271	211,935	184,278
Stockholders’ equity	139,799	146,720	120,044	85,259	101,789	30,585	51,614

	First Bank- WY	Citizens	First Bank- MT	San Juans	Parent	Eliminations and Other	Total Consolidated
Net interest income (loss)	$3,964	10,437	7,900	8,021	(6,265)	—	245,327
Provision for loan losses	(1,683)	(2,800)	(985)	(1,800)	—	—	(124,618)

Net interest income (loss) after provision for loan losses	2,281	7,637	6,915	6,221	(6,265)	—	120,709
Non-interest income	4,187	4,235	929	1,329	52,466	(50,584)	86,474
Core deposit intangibles amortization	(144)	(111)	(358)	(233)	—	—	(3,116)
Other non-interest expense	(2,011)	(7,992)	(3,189)	(5,435)	(13,769)	13,396	(165,702)

Income (loss) before income taxes	4,313	3,769	4,297	1,882	32,432	(37,188)	38,365
Income tax (expense) benefit	(230)	(1,332)	(1,426)	(551)	1,942	—	(3,991)

Net income (loss)	$4,083	2,437	2,871	1,331	34,374	(37,188)	34,374

Assets	$295,953	241,807	217,379	184,528	832,916	(962,778)	6,191,795
Loans, net of ALLL	150,155	151,731	114,113	144,655	—	—	3,920,988
Goodwill	—	9,553	12,556	5,958	—	—	146,259
Deposits	247,256	159,763	143,552	148,474	—	(29,263)	4,100,152
Stockholders’ equity	31,364	31,969	32,627	25,410	685,890	(797,180)	685,890

23)	Subsequent Event

The Company announced on January 18, 2012 that it plans to combine its eleven bank subsidiaries into a single commercial bank. The bank subsidiaries will operate as separate divisions of Glacier under the same names, management teams and divisions as before the consolidation. As part of the consolidation, the Company will file with the appropriate federal and state bank regulators an application to merge the bank subsidiaries. The resulting bank Board of Directors and executive officers will be the Board of Directors and senior management team of the Parent. The consolidation is expected to be completed in early second quarter of 2012, following regulatory approvals. The Company does not expect the transaction to have a material effect on the Company’s financial position or results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company and subsidiaries maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2011, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2012 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee financial expert is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

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

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Transactions with Management” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors – Fees Paid to Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements and
(2)	Financial Statement schedules required to be filed by Item 8 of this report.
(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit

3(a)	Amended and Restated Articles of Incorporation [1]

3(b)	Amended and Restated Bylaws [1]

10(a) *	Amended and Restated 1995 Employee Stock Option Plan and related agreements [2]

10(b) *	Amended and Restated 1994 Director Stock Option Plan and related agreements [2]

10(c) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [3]

10(d) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [3]

10(e) *	2005 Stock Incentive Plan and related agreements [4]

10(f) *	Employment Agreement dated January 1, 2012 between the Company and Michael J. Blodnick [5]

10(g) *	Employment Agreement dated January 1, 2012 between the Company and Ron J. Copher [5]

10(h) *	Employment Agreement dated January 1, 2012 between the Company and Don Chery [5]

14	Code of Ethics [6]

21	Subsidiaries of the Company (See item 1, “Subsidiaries”)

23	Consent of BKD LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition, 2) the Consolidated Statements of Operations, 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, 4) the Consolidated Statements of Cash Flows, and 5) the Notes to Consolidated Financial Statements.

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.
[2]	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (No. 333-105995).
[3]	Incorporated by reference to Exhibits 10(c) and 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).
[5]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on January 4, 2012.
[6]	Incorporated by reference to Exhibit 14, included in the Company’s Form 10-K for the year ended December 31, 2003.
*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2012.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2012, by the following persons on behalf of the registrant in the capacities indicated.

/s/ Michael J. Blodnick	President, CEO, and Director
Michael J. Blodnick	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Everit A. Sliter	Chairman
Everit A. Sliter

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Allen J. Fetscher	Director
Allen J. Fetscher

/s/ Dallas I. Herron	Director
Dallas I. Herron

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ L. Peter Larson	Director
L. Peter Larson

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch