Form 10-Q
period 2012-03-31
GLACIER BANCORP INC
filed 2012-05-09
CIK 868671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Registrant’s common stock outstanding on April 24, 2012 was 71,931,386. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.

Quarterly Report on Form 10-Q

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands, except per share data)	2012	2011
Assets
Cash on hand and in banks	$95,687	104,674
Interest bearing cash deposits	36,070	23,358

Cash and cash equivalents	131,757	128,032
Investment securities, available-for-sale	3,239,019	3,126,743
Loans held for sale	77,528	95,457
Loans receivable	3,433,211	3,466,135
Allowance for loan and lease losses	(136,586)	(137,516)

Loans receivable, net	3,296,625	3,328,619
Premises and equipment, net	158,646	158,872
Other real estate owned	74,337	78,354
Accrued interest receivable	35,487	34,961
Deferred tax asset	24,511	31,081
Core deposit intangible, net	7,732	8,284
Goodwill	106,100	106,100
Non-marketable equity securities	49,699	49,694
Other assets	40,404	41,709

Total assets	$7,241,845	7,187,906

Liabilities
Non-interest bearing deposits	$1,039,068	1,010,899
Interest bearing deposits	3,888,750	3,810,314
Securities sold under agreements to repurchase	259,290	258,643
Federal Home Loan Bank advances	995,038	1,069,046
Other borrowed funds	10,358	9,995
Subordinated debentures	125,311	125,275
Accrued interest payable	5,318	5,825
Other liabilities	54,715	47,682

Total liabilities	6,377,848	6,337,679

Stockholders' Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	641,647	642,882
Retained earnings - substantially restricted	180,122	173,139
Accumulated other comprehensive income	41,509	33,487

Total stockholders' equity	863,997	850,227

Total liabilities and stockholders' equity	$7,241,845	7,187,906

Number of common stock shares issued and outstanding	71,915,073	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest Income
Residential real estate loans	$7,784	8,716
Commercial loans	31,041	33,058
Consumer and other loans	9,170	10,450
Investment securities	19,889	16,149

Total interest income	67,884	68,373

Interest Expense
Deposits	4,954	7,088
Securities sold under agreements to repurchase	299	357
Federal Home Loan Bank advances	3,381	2,548
Federal funds purchased and other borrowed funds	62	33
Subordinated debentures	902	1,643

Total interest expense	9,598	11,669

Net Interest Income	58,286	56,704
Provision for loan losses	8,625	19,500

Net interest income after provision for loan losses	49,661	37,204

Non-Interest Income
Service charges and other fees	10,492	10,208
Miscellaneous loan fees and charges	946	977
Gain on sale of loans	6,813	4,694
Gain on sale of investments	—	124
Other income	2,087	1,392

Total non-interest income	20,338	17,395

Non-Interest Expense
Compensation and employee benefits	23,560	21,603
Occupancy and equipment	5,968	5,954
Advertising and promotions	1,402	1,484
Outsourced data processing	846	773
Other real estate owned	6,822	2,099
Federal Deposit Insurance Corporation premiums	1,712	2,324
Core deposit intangibles amortization	552	727
Other expense	8,183	7,512

Total non-interest expense	49,045	42,476

Income Before Income Taxes	20,954	12,123
Federal and state income tax expense	4,621	1,838

Net Income	$16,333	10,285

Basic earnings per share	$0.23	0.14
Diluted earnings per share	$0.23	0.14
Dividends declared per share	$0.13	0.13
Average outstanding shares—basic	71,915,073	71,915,073
Average outstanding shares—diluted	71,915,130	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended March 31,
(Dollars in thousands)	2012	2011
Net Income	$16,333	10,285
Other Comprehensive Income, Net of Tax
Unrealized holding gains on available-for-sale securities	10,018	3,028
Reclassification adjustment for gains included in net income	—	(124)

Net unrealized gains on securities	10,018	2,904
Tax effect	(3,897)	(1,138)

Net of tax amount	6,121	1,766

Change in fair value of derivatives used for cash flow hedges	3,112	—
Tax effect	(1,211)	—

Net of tax amount	1,901	—

Total other comprehensive income, net of tax	8,022	1,766

Total Comprehensive Income	$24,355	12,051

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months ended March 31, 2012 and 2011

				Retained	Accumulated
				Earnings	Other
	Common Stock		Paid-in	Substantially	Comprehensive
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	Income	Total
Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income	—	—	—	10,285	1,766	12,051
Cash dividends declared ($0.13 per share)	—	—	—	(9,348)	—	(9,348)
Stock based compensation and related taxes	—	—	(1,018)	—	—	(1,018)

Balance at March 31, 2011	71,915,073	$719	642,876	194,000	2,294	839,889

Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	16,333	8,022	24,355
Cash dividends declared ($0.13 per share)	—	—	—	(9,350)	—	(9,350)
Stock based compensation and related taxes	—	—	(1,235)	—	—	(1,235)

Balance at March 31, 2012	71,915,073	$719	641,647	180,122	41,509	863,997

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
(Dollars in thousands)	2012	2011
Operating Activities
Net cash provided by operating activities	$95,469	226,910

Investing Activities
Proceeds from sales, maturities and prepayments of
investment securities, available-for-sale	398,640	104,065
Purchases of investment securities, available-for-sale	(514,219)	(420,785)
Principal collected on loans	210,355	253,029
Loans originated or acquired	(217,549)	(184,987)
Net addition of premises and equipment and other real estate owned	(2,245)	(2,961)
Proceeds from sale of other real estate owned	8,981	6,033

Net cash used in investment activities	(116,037)	(245,606)

Financing Activities
Net increase in deposits	106,605	30,408
Net increase in securities sold under agreements to repurchase	647	1,529
Net decrease in Federal Home Loan Bank advances	(74,008)	(5,044)
Net increase (decrease) in federal funds purchased and other borrowed funds	399	(5,835)
Cash dividends paid	(9,350)	(9,348)

Net cash provided by financing activities	24,293	11,710

Net increase (decrease) in cash and cash equivalents	3,725	(6,986)
Cash and cash equivalents at beginning of period	128,032	105,090

Cash and cash equivalents at end of period	$131,757	98,104

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,105	12,236
Cash paid during the period for income taxes	1,230	—
Sale and refinancing of other real estate owned	512	1,145
Other real estate acquired in settlement of loans	10,959	17,277

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2012, and changes in stockholders’ equity, the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2012 and 2011. The condensed consolidated statement of financial condition of the Company as of December 31, 2011 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results anticipated for the year ending December 31, 2012.

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

Principles of Consolidation

As of March 31, 2012, the Company was the parent holding company (“Parent”) for eleven independent wholly-owned community bank subsidiaries: Glacier Bank (“Glacier”), First Security Bank of Missoula (“First Security”), Western Security Bank (“Western”), Valley Bank of Helena (“Valley”), Big Sky Western Bank (“Big Sky”), and First Bank of Montana (“First Bank-MT”), all located in Montana; Mountain West Bank (“Mountain West”) and Citizens Community Bank (“Citizens”) located in Idaho; 1st Bank (“1st Bank”) and First Bank of Wyoming (“First Bank-WY”) located in Wyoming; and Bank of the San Juans (“San Juans”) located in Colorado. All significant inter-company transactions have been eliminated in consolidation.

The Company formed GBCI Other Real Estate (“GORE”) to isolate certain bank foreclosed properties for legal protection and administrative purposes. The remaining properties are currently held for sale.

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

The following abbreviated organizational chart illustrates the Company’s various relationships as of March 31, 2012:

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

On April 30, 2012, the Company combined its eleven bank subsidiaries into one single commercial bank. The bank subsidiaries will operate as separate divisions of Glacier under the same names and management teams as before the consolidation.

Variable Interest Entities

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are variable interest entities (“VIE”).

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$34,617	—	32,748	—
Premises and equipment, net	—	15,707	—	15,996
Accrued interest receivable	116	—	116	—
Other assets	1,328	65	1,439	31

Total assets	$36,061	15,772	34,303	16,027

Liabilities
Other borrowed funds	$4,629	3,306	4,629	3,306
Accrued interest payable	4	11	4	9
Other liabilities	124	287	186	363

Total liabilities	$4,757	3,604	4,819	3,678

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Impact of Recent Authoritative Accounting Guidance

The Accounting Standards CodificationTM (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is considered non-authoritative.

In September 2011, FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other. The amendment provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the entity concludes it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective prospectively during interim and annual periods beginning after December 15, 2011 and early adoption is permitted. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In June 2011, FASB amended FASB ASC Topic 220, Comprehensive Income. The amendment provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220) defers the specific requirement of the amendment to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amendments are effective retrospectively during interim and annual periods beginning after December 15, 2011. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

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

	March 31, 2012
(Dollars in thousands)	Weighted	Amortized	Gross Unrealized		Fair
	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$203	3	—	206

U.S. government sponsored enterprises
Maturing within one year	1.77%	3,589	20	—	3,609
Maturing after one year through five years	2.34%	24,067	566	—	24,633
Maturing after five years through ten years	1.90%	76	—	—	76

	2.27%	27,732	586	—	28,318

State and local governments
Maturing within one year	1.01%	14,546	5	(5)	14,546
Maturing after one year through five years	2.17%	105,975	2,804	(46)	108,733
Maturing after five years through ten years	2.53%	65,607	1,554	(126)	67,035
Maturing after ten years	4.80%	893,053	59,282	(1,738)	950,597

	4.35%	1,079,181	63,645	(1,915)	1,140,911

Corporate bonds
Maturing within one year	1.35%	10,579	3	(5)	10,577
Maturing after one year through five years	2.55%	80,851	786	(190)	81,447
Maturing after five years through ten years	2.31%	15,662	28	(221)	15,469

	2.40%	107,092	817	(416)	107,493

Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366

Residential mortgage-backed securities	1.95%	1,945,432	14,620	(3,327)	1,956,725

Total investment securities	2.80%	$3,165,288	79,671	(5,940)	3,239,019

	December 31, 2011
(Dollars in thousands)	Weighted Yield	Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses

U.S. government and federal agency
Maturing after one year through five years	1.62%	$204	4	—	208

U.S. government sponsored enterprises
Maturing within one year	1.58%	3,979	17	—	3,996
Maturing after one year through five years	2.36%	26,399	682	—	27,081
Maturing after five years through ten years	1.90%	78	—	—	78

	2.26%	30,456	699	—	31,155

State and local governments
Maturing within one year	1.31%	4,786	3	(2)	4,787
Maturing after one year through five years	2.22%	89,752	2,660	(22)	92,390
Maturing after five years through ten years	2.59%	63,143	2,094	(19)	65,218
Maturing after ten years	4.84%	845,657	57,138	(535)	902,260

	4.44%	1,003,338	61,895	(578)	1,064,655

Corporate bonds
Maturing after one year through five years	2.55%	60,810	261	(1,264)	59,807
Maturing after five years through ten years	2.38%	2,409	21	—	2,430

	2.54%	63,219	282	(1,264)	62,237

Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366

Residential mortgage-backed securities	1.70%	1,960,167	10,138	(7,183)	1,963,122

Total investment securities	2.64%	$3,063,032	73,018	(9,307)	3,126,743

Included in the residential mortgage-backed securities are $46,928,000 and $49,252,000 as of March 31, 2012 and December 31, 2011, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime."

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the level-yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the tax benefit.

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended March 31,
(Dollars in thousands)	2012	2011

Gross proceeds	$—	4,134
Less amortized cost	—	(4,010)

Net gain on sale of investments	$—	124

Gross gain on sale of investments	$—	184
Gross loss on sale of investments	—	(60)

Net gain on sale of investments	$—	124

Investments with an unrealized loss position are summarized as follows:

	$1,001,588	$1,001,588	$1,001,588	$1,001,588	$1,001,588	$1,001,588
	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments	$103,707	(1,588)	6,415	(327)	110,122	(1,915)
Corporate bonds	33,352	(416)	—	—	33,352	(416)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	653,430	(2,530)	10,896	(797)	664,326	(3,327)

Total temporarily impaired securities	$790,489	(4,534)	22,677	(1,406)	813,166	(5,940)

	$1,001,588	$1,001,588	$1,001,588	$1,001,588	$1,001,588	$1,001,588
	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

State and local governments	$26,434	(90)	9,948	(488)	36,382	(578)
Corporate bonds	31,782	(1,264)	—	—	31,782	(1,264)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	943,372	(6,850)	8,244	(333)	951,616	(7,183)

Total temporarily impaired securities	$1,001,588	(8,204)	23,558	(1,103)	1,025,146	(9,307)

With respect to its impaired securities at March 31, 2012, management determined that it did not intend to sell and there was no expected requirement to sell any of its impaired securities. Based on an analysis of its impaired securities as of March 31, 2012 and December 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

3)	Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	8,625	3,530	1,778	2,373	737	207
Charge-offs	(11,058)	(1,849)	(6,123)	(1,283)	(1,006)	(797)
Recoveries	1,503	95	665	521	17	205

Balance at end of period	$136,586	19,003	73,240	22,444	13,364	8,535

	Three Months ended March 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	19,500	(2,260)	14,267	2,638	2,121	2,734
Charge-offs	(16,504)	(1,769)	(10,628)	(1,753)	(1,332)	(1,022)
Recoveries	726	76	312	143	83	112

Balance at end of period	$140,829	17,004	80,098	20,960	14,206	8,561

The following schedules disclose the ALLL and the recorded investment in loans on a portfolio class basis:

	March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$20,507	4,148	8,944	5,202	774	1,439
Collectively evaluated for impairment	116,079	14,855	64,296	17,242	12,590	7,096

Total allowance for loan and lease losses	$136,586	19,003	73,240	22,444	13,364	8,535

Loans receivable
Individually evaluated for impairment	$271,072	30,280	164,126	54,061	15,535	7,070
Collectively evaluated for impairment	3,162,139	485,125	1,498,164	567,137	413,431	198,282

Total loans receivable	$3,433,211	515,405	1,662,290	621,198	428,966	205,352

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,828	2,659	9,756	4,233	584	1,596
Collectively evaluated for impairment	118,688	14,568	67,164	16,600	13,032	7,324

Total allowance for loan and lease losses	$137,516	17,227	76,920	20,833	13,616	8,920

Loans receivable
Individually evaluated for impairment	$258,659	24,453	162,959	49,962	14,750	6,535
Collectively evaluated for impairment	3,207,476	492,354	1,509,100	573,906	425,819	206,297

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $3,125,000 and $3,123,000 were included in the loans receivable balance at March 31, 2012 and December 31, 2011, respectively.

The following schedules disclose the impaired loans by portfolio class of loans:

	At or for the Three Months ended March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$86,675	15,521	40,229	26,072	1,724	3,129
Unpaid principal balance	95,582	15,658	48,723	26,159	1,908	3,134
Valuation allowance	20,507	4,148	8,944	5,202	774	1,439
Average impaired loans	82,196	13,316	40,100	24,080	1,471	3,229

Loans without a specific valuation allowance
Recorded balance	$184,397	14,759	123,897	27,989	13,811	3,941
Unpaid principal balance	212,328	15,798	141,039	34,676	16,171	4,644
Average impaired loans	182,669	14,050	123,442	27,932	13,671	3,574

Totals
Recorded balance	$271,072	30,280	164,126	54,061	15,535	7,070
Unpaid principal balance	307,910	31,456	189,762	60,835	18,079	7,778
Valuation allowance	20,507	4,148	8,944	5,202	774	1,439
Average impaired loans	264,865	27,366	163,542	52,012	15,142	6,803

	At or for the Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$77,717	11,111	39,971	22,087	1,219	3,329
Unpaid principal balance	85,514	11,177	47,569	22,196	1,238	3,334
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	66,871	10,330	38,805	13,395	1,284	3,057

Loans without a specific valuation allowance
Recorded balance	$180,942	13,342	122,988	27,875	13,531	3,206
Unpaid principal balance	208,828	14,741	139,962	35,174	15,097	3,854
Average impaired loans	168,983	14,730	123,231	19,963	8,975	2,084

Totals
Recorded balance	$258,659	24,453	162,959	49,962	14,750	6,535
Unpaid principal balance	294,342	25,918	187,531	57,370	16,335	7,188
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	235,854	25,060	162,036	33,358	10,259	5,141

Interest income recognized on impaired loans for the periods ended March 31, 2012 and December 31, 2011 was not significant.

The following is a loan portfolio aging analysis on a portfolio class basis:

	March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$39,468	9,237	17,637	6,502	3,765	2,327
Accruing loans 60-89 days past due	3,113	502	702	1,200	355	354
Accruing loans 90 days or more past due	9,231	147	7,429	1,176	163	316
Non-accrual loans	131,026	13,964	83,746	21,092	10,388	1,836

Total past due and non-accrual loans	182,838	23,850	109,514	29,970	14,671	4,833

Current loans receivable	3,250,373	491,555	1,552,776	591,228	414,295	200,519

Total loans receivable	$3,433,211	515,405	1,662,290	621,198	428,966	205,352

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,386	9,038	12,683	3,279	4,092	2,294
Accruing loans 60-89 days past due	17,700	2,678	11,660	1,034	1,276	1,052
Accruing loans 90 days or more past due	1,413	59	108	1,060	156	30
Non-accrual loans	133,689	11,881	87,956	21,685	10,272	1,895

Total past due and non-accrual loans	184,188	23,656	112,407	27,058	15,796	5,271

Current loans receivable	3,281,947	493,151	1,559,652	596,810	424,773	207,561

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

The following is a summary of the troubled debt restructurings (“TDR”) that occurred during the period presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the period presented on a portfolio class basis:

	Three Months ended March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	56	3	25	19	6	3
Pre-modification outstanding balance	$16,526	359	11,110	4,123	785	149
Post-modification outstanding balance	$15,819	359	10,393	4,133	785	149

Troubled debt restructurings that subsequently defaulted
Number of loans	15	—	7	4	2	2
Recorded balance	$4,484	—	3,037	790	599	58

The majority of TDRs occurring in most loan classes was a result of an extension of the maturity date, payment deferral or change to interest only and in total accounted for approximately 61 percent of the TDRs. For commercial real estate, the class with the largest amount of TDRs, approximately 20 percent was due to extension of the maturity date and 48 percent was due to payment deferral or change to interest only.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $15,550,000 for the three months ended March 31, 2012 for which other real estate owned was received in full or partial satisfaction of the loans. The majority of such TDRs was in commercial real estate.

4)	Goodwill

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

	December 31,	December 31,
	Three Months ended March 31,
(Dollars in thousands)	2012	2011
Net carrying value at beginning of period	$106,100	146,259
Impairment charge	—	—

Net carrying value at end of period	106,100	146,259

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Gross carrying value	146,259	146,259
Accumulated impairment charge	(40,159)	(40,159)

Net carrying value	$106,100	106,100

The Company performed its annual goodwill impairment test during the third quarter of 2011. Due to high levels of volatility and dislocation in bank stock prices nationwide, a goodwill impairment charge was recognized during the third quarter 2011. Since there were no events or circumstances that occurred since the third quarter 2011 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2012.

5)	Derivatives and Hedging Activities

The Company has interest rate swap agreements on a forecasted notional amount of $160,000,000. The effective date of the transaction was October 21, 2011 with the maturity date of October 21, 2021. For the first three years no cash flows will be exchanged and for the following seven years the Company will pay a fixed interest rate of 3.378 percent and the counterparties will pay the Company 3 month LIBOR. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

The following table summarizes the Company's interest rate derivative financial instruments:

			Fair Value
(Dollars in thousands)	Balance Sheet Location	Notional Amount	March 31, 2012	December 31, 2011

Interest rate swap	Other liabilities	$160,000	$5,794	8,906

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $15,433,000 at March 31, 2012. There was no collateral pledged from the counterparties to the Company as of March 31, 2012. There is the possibility that the Company may need to pledge additional collateral in the future.

6)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Unrealized holding gains on available-for-sale securities	$73,731	63,711
Tax effect	(28,682)	(24,783)

Net of tax amount	45,049	38,928

Change in fair value of derivatives used for cash flow hedges	(5,794)	(8,906)
Tax effect	2,254	3,465

Net of tax amount	(3,540)	(5,441)

Total accumulated other comprehensive income	$41,509	33,487

7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Net income available to common stockholders, basic and diluted	$16,333	10,285

Average outstanding shares - basic	71,915,073	71,915,073
Add: dilutive stock options	57	—

Average outstanding shares - diluted	71,915,130	71,915,073

Basic earnings per share	$0.23	0.14

Diluted earnings per share	$0.23	0.14

There were 1,048,184 and 1,746,472 options excluded from the diluted average outstanding share calculation for March 31, 2012 and 2011, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

8)	Fair Value of Assets and Liabilities

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

Recurring Measurements

The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Investment securities: fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 inputs are not available, such securities are classified as Level 3 within the hierarchy.

Fair value determinations of investment securities are the responsibility of the Company's corporate accounting department. The Company contracts with independent third party pricing vendors to generate fair value estimates on a monthly basis. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. The Company makes independent inquiries of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviews payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used are models for which management verifies that discount rates are appropriately adjusted to reflect illiquidity and credit risk. The Company also independently obtains cash flow estimates that are stressed at levels that exceed those used by the independent third party pricing vendors.

Interest rate swap derivative agreements: fair values for interest rate swap derivative agreements are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month Libor forward curve to estimate variable rate cash inflows and the spot Libor curve to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also obtains and compares the reasonableness of the pricing from a secondary independent party.

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 3/31/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale U.S. government and federal agency	$206	—	206	—
U.S. government sponsored enterprises	28,318	—	28,318	—
State and local governments	1,140,911	—	1,140,911	—
Corporate bonds	107,493	—	107,493	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,956,725	—	1,956,725	—

Total assets measured at fair value on a recurring basis	$3,239,019	—	3,239,019	—

Interest rate swap agreements	$5,794	—	5,794	—

Total liabilities measured at fair value on a recurring basis	$5,794	—	5,794	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale U.S. government and federal agency	$208	—	208	—
U.S. government sponsored enterprises	31,155	—	31,155	—
State and local governments	1,064,655	—	1,064,655	—
Corporate bonds	62,237	—	62,237	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,963,122	—	1,963,122	—

Total assets measured at fair value on a recurring basis	$3,126,743	—	3,126,743	—

Interest rate swap agreements	$8,906	—	8,906	—

Total liabilities measured at fair value on a recurring basis	$8,906	—	8,906	—

Level 3 Reconciliation

There were no Level 3 fair value measurements during the three month period ended March 31, 2012.

The following schedule reconciles the opening and closing balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Investment Securities
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2010	$6,751	6,595	156
Total unrealized gains for the period included in other comprehensive income	522	480	42

Balance as of March 31, 2011	$7,273	7,075	198

Non-recurring Measurements

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Other real estate owned (“OREO”): OREO is carried at the lower of fair value at acquisition date or estimated fair value, less estimated cost to sell. Estimated fair value of other real estate owned is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

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

The bank subsidiaries’ credit departments review appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The Company also considers other factors and events in the environment that may affect the fair value. The fair values are reduced by discounts to consider lack of marketability and estimated cost to sell. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to the impaired loan or OREO may occur. The Company generally obtains new or updated appraisals or evaluations annually.

Goodwill: Goodwill is evaluated for impairment at the bank subsidiary level at least annually. As a result of a goodwill impairment assessment performed by an independent valuation firm for two of the Company’s bank subsidiaries, Mountain West and 1st Bank, a goodwill impairment charge was recorded during the third quarter of 2011. The key inputs used to determine the implied fair value of such bank subsidiaries and the corresponding amount of the impairment charge included quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. These inputs are classified within Level 3 of the fair value hierarchy. The goodwill impairment evaluation is the responsibility of the Company’s corporate accounting department. Valuations and significant inputs developed by the independent valuation firm are reviewed by the Company for accuracy and reasonableness.

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 3/31/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$28,004	—	—	28,004
Collateral-dependent impaired loans, net of ALLL	39,733	—	—	39,733

Total assets measured at fair value on a non-recurring basis	$67,737	—	—	67,737

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$38,076	—	—	38,076
Collateral-dependent impaired loans, net of ALLL	55,339	—	—	55,339
Goodwill	24,718	—	—	24,718

Total assets measured at fair value on a non-recurring basis	$118,133	—	—	118,133

Fair Value of Financial Instruments

The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Cash and cash equivalents: fair value is estimated at book value.

Loans held for sale: fair value is estimated at book value due to the insignificant time between origination date and sale date.

Loans receivable, net of ALLL: fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The market rates used are based on current rates the Banks would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 and all other loans are classified as Level 2 within the hierarchy.

Accrued interest receivable: fair value is estimated at book value.

Non-marketable equity securities: fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the bank subsidiaries. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates and such deposits are classified in Level 1 of the valuation hierarchy. Certificate accounts and wholesale deposits are classified as Level 2 within the hierarchy.

Federal Home Loan Bank (“FHLB”) advances: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

Securities sold under agreements to repurchase (“repurchase agreements”) and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

Subordinated debentures: fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates. The market rates used were averages of currently traded trust preferred securities with similar characteristics to the Company’s issuances and obtained from an independent third party.

Accrued interest payable: fair value is estimated at book value.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount 3/31/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$131,757	131,757	—	—
Investment securities, available-for-sale	3,239,019	—	3,239,019	—
Loans held for sale	77,528	77,528	—	—
Loans receivable, net of ALLL	3,296,625	—	3,118,606	250,565
Accrued interest receivable	35,487	35,487	—	—
Non-marketable equity securities	49,699	—	49,699	—

Total financial assets	$6,830,115	244,772	6,407,324	250,565

Financial liabilities
Deposits	$4,927,818	3,218,761	1,717,782	—
FHLB advances	995,038	—	1,021,483	—
Repurchase agreements and other borrowed funds	269,648	—	269,648	—
Subordinated debentures	125,311	—	—	67,145
Accrued interest payable	5,318	5,318	—	—

Total financial liabilities	$6,323,133	3,224,079	3,008,913	67,145

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$128,032	128,032	—	—
Investment securities, available-for-sale	3,126,743	—	3,126,743	—
Loans held for sale	95,457	95,457	—	—
Loans receivable, net of ALLL	3,328,619	—	3,146,502	239,831
Accrued interest receivable	34,961	34,961	—	—
Non-marketable equity securities	49,694	—	49,694	—

Total financial assets	$6,763,506	258,450	6,322,939	239,831

Financial liabilities
Deposits	$4,821,213	3,132,261	1,698,382	—
FHLB advances	1,069,046	—	1,099,699	—
Repurchase agreements and other borrowed funds	268,638	—	268,642	—
Subordinated debentures	125,275	—	—	65,903
Accrued interest payable	5,825	5,825	—	—

Total financial liabilities	$6,289,997	3,138,086	3,066,723	65,903

9)	Operating Segment Information

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

The following schedules provide selected financial data for the Company’s operating segments:

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	At or for the Three Months ended March 31, 2012
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$17,450	17,407	13,447	8,603	7,379	5,363	4,510	3,632
Intersegment revenues	62	99	19	6	38	111	7	10
Expenses	(13,417)	(16,949)	(10,712)	(6,220)	(5,563)	(3,747)	(3,917)	(2,773)

Net earnings (loss)	$4,095	557	2,754	2,389	1,854	1,727	600	869

Total assets	$1,399,271	1,111,517	1,120,373	825,354	768,606	465,247	380,778	402,907

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
External revenues	$4,707	2,628	2,833	9	173	81		88,222
Intersegment revenues	—	10	17	—	21,163	(21,542)		—
Expenses	(3,725)	(1,613)	(2,129)	(229)	(5,003)	4,108		(71,889)

Net earnings (loss)	$982	1,025	721	(220)	16,333	(17,353)		16,333

Total assets	$368,792	280,110	237,625	6,055	1,006,887	(1,131,677)		7,241,845

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	At or for the Three Months ended March 31, 2011
(Dollars in thousands)	Glacier	Mountain West	First Security	Western	1st Bank	Valley	Big Sky	First Bank- WY
External revenues	$17,334	17,469	12,657	8,194	7,613	4,969	4,741	3,261
Intersegment revenues	66	142	20	55	3	59	3	35
Expenses	(15,041)	(18,509)	(10,714)	(6,305)	(6,515)	(3,493)	(3,782)	(2,753)

Net earnings (loss)	$2,359	(898)	1,963	1,944	1,101	1,535	962	543

Total assets	$1,387,078	1,172,141	1,062,765	764,396	746,074	398,690	363,805	360,346

	Citizens	First Bank- MT	San Juans	GORE	Parent	Eliminations and Other		Total Consolidated
External revenues	$4,156	2,314	2,629	30	401	—		85,768
Intersegment revenues	18	35	44	—	14,686	(15,166)		—
Expenses	(3,583)	(1,481)	(2,210)	(324)	(4,862)	4,089		(75,483)

Net earnings (loss)	$591	868	463	(294)	10,225	(11,077)		10,285

Total assets	$317,353	254,958	234,195	21,232	984,190	(1,157,359)		6,909,864

10)	Subsequent Event

On April 30, 2012, the Company combined its eleven bank subsidiaries into one single commercial bank. The bank subsidiaries will operate as separate divisions of Glacier under the same names and management teams as before the consolidation. The resulting bank Board of Directors and executive officers will be the Board of Directors and senior management team of the Company.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Part II. Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

Financial Condition Analysis

Assets

The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2011 and March 31, 2011:

(Unaudited - Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011	$ Change from December 31, 2011	$ Change from March 31, 2011

Cash and cash equivalents	$131,757	128,032	98,104	3,725	33,653
Investment securities, available-for-sale	3,239,019	3,126,743	2,705,709	112,276	533,310
Loans receivable
Residential real estate	515,405	516,807	543,229	(1,402)	(27,824)
Commercial	2,283,488	2,295,927	2,404,731	(12,439)	(121,243)
Consumer and other	634,318	653,401	699,026	(19,083)	(64,708)

Loans receivable	3,433,211	3,466,135	3,646,986	(32,924)	(213,775)
Allowance for loan and lease losses	(136,586)	(137,516)	(140,829)	930	4,243

Loans receivable, net	3,296,625	3,328,619	3,506,157	(31,994)	(209,532)

Other assets	574,444	604,512	599,894	(30,068)	(25,450)

Total assets	$7,241,845	7,187,906	6,909,864	53,939	331,981

Investment securities increased $112 million, or 4 percent, during the current quarter and increased $533 million, or 20 percent, from March 31, 2011. During the current quarter and previous twelve months, the Company purchased investment securities to primarily offset the lack of loan growth and to maintain interest income. The increase in investment securities for the current quarter occurred primarily in corporate and municipal bonds. Investment securities represent 45 percent of total assets at March 31, 2012 versus 44 percent at December 31, 2011 and 39 percent at March 31, 2011.

At March 31, 2012, the loan portfolio was $3.433 billion, a decrease of $32.9 million, or 1 percent, during the current quarter. During the past twelve months, the loan portfolio decreased $214 million, or 6 percent, from total loans of $3.647 billion at March 31, 2011. The continued downturn in the economy and resulting lack of loan demand were the primary reasons for the decrease in the loan portfolio. Although there was a decrease in the loan portfolio during the current quarter, the Company was encouraged by the slowing rate of decline which hasn't occurred since 2009. The largest decrease in dollars and percentage decrease during the current quarter was in consumer and other loans which decreased $19.1 million, or 3 percent, from December 31, 2011. The decrease in consumer and other loans was primarily driven by the Company reducing its exposure to consumer land and lot loans in combination with customers paying down their lines of credit and reducing other debt. Excluding net charge-offs of $9.6 million and loans transferred to other real estate owned of $11.0 million, loans decreased $12.3 million, or 0.4 percent, during the current quarter. The Company continues to reduce its exposure to land, lot and other construction loans which totaled $361 million as of March 31, 2012, a decrease of $139 million, or 28 percent, since the prior year first quarter.

Liabilities

The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2011 and March 31, 2011:

(Unaudited - Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011	$ Change from December 31, 2011	$ Change from March 31, 2011

Non-interest bearing deposits	$1,039,068	1,010,899	888,311	28,169	150,757
Interest bearing deposits	3,888,750	3,810,314	3,663,999	78,436	224,751
Repurchase agreements	259,290	258,643	250,932	647	8,358
FHLB advances	995,038	1,069,046	960,097	(74,008)	34,941
Other borrowed funds	10,358	9,995	14,135	363	(3,777)
Subordinated debentures	125,311	125,275	125,167	36	144
Other liabilities	60,033	53,507	167,334	6,526	(107,301)

Total liabilities	$6,377,848	6,337,679	6,069,975	40,169	307,873

At March 31, 2012, non-interest bearing deposits of $1.039 billion increased $28.2 million, or 3 percent, since December 31, 2011 and increased $151 million, or 17 percent, since March 31, 2011. Interest bearing deposits of $3.889 billion at March 31, 2012 included $649 million of wholesale deposits of which $117 million were reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). In addition to reciprocal deposits, wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts. Interest bearing deposits increased $78.4 million, or 2 percent, since December 31, 2011 and included an increase of $41.2 million in wholesale deposits. Interest bearing deposits increased $225 million, or 6 percent, from March 31, 2011 and included an increase of $75.7 million in wholesale deposits. The increase in deposits during the current quarter and throughout 2011 has been driven by the banks’ success in generating new personal and business customer relationships, as well as existing customers retaining cash deposits for liquidity purposes due to the continued uncertainty in the current economic environment. These deposit increases have been beneficial to the Company in funding the investment securities portfolio growth at low costs over the prior twelve months.

The Company’s level of borrowings has fluctuated as needed to supplement deposit growth and to fund the growth in investment securities. Since the prior quarter end, Federal Home Loan Bank (“FHLB”) advances decreased $74.0 million and have increased $34.9 million since March 31, 2011. Included in the other liabilities at March 31, 2011 was a $129 million obligation for securities purchased on March 31, 2011 which were settled in April 2011.

Stockholders’ Equity

The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2011 and March 31, 2011:

(Unaudited - Dollars in thousands, except per share data)	March 31, 2012	December 31, 2011	March 31, 2011	$ Change from December 31, 2011	$ Change from March 31, 2011

Common equity	$822,488	816,740	837,595	5,748	(15,107)
Accumulated other comprehensive income	41,509	33,487	2,294	8,022	39,215

Total stockholders’ equity	863,997	850,227	839,889	13,770	24,108
Goodwill and core deposit intangible, net	(113,832)	(114,384)	(156,289)	552	42,457

Tangible stockholders’ equity	$750,165	735,843	683,600	14,322	66,565

Stockholders’ equity to total assets	11.93%	11.83%	12.15%
Tangible stockholders’ equity to total tangible assets	10.52%	10.40%	10.12%
Book value per common share	$12.01	11.82	11.68	0.19	0.33
Tangible book value per common share	$10.43	10.23	9.51	0.20	0.92
Market price per share at end of period	$14.94	12.03	15.05	2.91	(0.11)

Tangible stockholders’ equity and book value per share increased $14.3 million and $0.20 per share from the prior year end, resulting in tangible stockholders’ equity to tangible assets of 10.52 percent and tangible book value per share of $10.43 as of March 31, 2012. The increases came from earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $66.6 million, or $0.92 per share since March 31, 2011, primarily a result of an increase in accumulated other comprehensive income. The $15.1 million decrease in common equity from March 31, 2011 included a third quarter 2011 goodwill impairment charge (net of tax) of $32.6 million.

On March 28, 2012, the Company’s Board of Directors declared a cash dividend of $0.13 per share, payable April 19, 2012 to shareholders of record on April 10, 2012. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Results of Operations – The Three Months ended March 31, 2012

Compared to the Three Months ended December 31, 2011 and March 31, 2011

Performance Summary

	Three Months ended
(Unaudited - Dollars in thousands, except per share data)	March 31, 2012	December 31, 2011	March 31, 2011

Net income	$16,333	14,348	10,285
Diluted earnings per share	$0.23	0.20	0.14
Return on average assets (annualized)	0.91%	0.80%	0.62%
Return on average equity (annualized)	7.58%	6.69%	4.95%

The Company reported net income for the current quarter of $16.3 million, an increase of $6.0 million, or 59 percent, compared to $10.3 million for the prior year first quarter. Diluted earnings per share for the current quarter was $0.23 per share, an increase of 64 percent from the prior year first quarter earnings per share of $0.14.

Revenue Summary

The following tables summarize revenue for the periods indicated, including the amount and percentage change from December 31, 2011 and March 31, 2011:

	Three Months ended
(Unaudited - Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Net interest income
Interest income	$67,884	68,741	68,373
Interest expense	9,598	10,197	11,669

Total net interest income	58,286	58,544	56,704

Non-interest income
Service charges, loan fees, and other fees	11,438	12,134	11,185
Gain on sale of loans	6,813	7,026	4,694
Gain on sale of investments	—	—	124
Other income	2,087	2,857	1,392

Total non-interest income	20,338	22,017	17,395

	$78,624	80,561	74,099

Net interest margin (tax-equivalent)	3.73%	3.74%	3.91%

(Unaudited - Dollars in thousands)	$ Change from December 31, 2011	$ Change from March 31, 2011	% Change from December 31, 2011	% Change from March 31, 2011
Net interest income
Interest income	$(857)	$(489)	-1%	-1%
Interest expense	(599)	(2,071)	-6%	-18%

Total net interest income	(258)	1,582	0%	3%

Non-interest income
Service charges, loan fees, and other fees	(696)	253	-6%	2%
Gain on sale of loans	(213)	2,119	-3%	45%
Gain on sale of investments	—	(124)	n/m	-100%
Other income	(770)	695	-27%	50%

Total non-interest income	(1,679)	2,943	-8%	17%

	$(1,937)	$4,525	-2%	6%

Net Interest Income

The current quarter net interest income of $58.3 million decreased $258 thousand, or 0.4 percent, over the prior quarter and increased $1.6 million, or 3 percent, over the prior year first quarter. In spite of the significant collateralized mortgage obligation (“CMO”) premium amortization (net of discount accretion) in the current quarter, interest income has remained relatively stable with only small decreases compared to the prior quarter and the prior year first quarter. The current quarter CMO premium amortization was $12.8 million, an increase of $1.3 million over the prior quarter and an increase of $3.2 million over the prior year first quarter. The decrease in interest expense of $599 thousand, or 6 percent, from the prior quarter and the decrease of $2.1 million, or 18 percent, in interest expense from the prior year first quarter was primarily driven by the decrease in interest rates on deposits as a result of the bank subsidiaries’ continued focus on reducing funding costs. The funding cost for the current quarter was 72 basis points compared to 77 basis points for the prior quarter and 96 basis points for the prior year first quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.73 percent, a decrease of 1 basis point from the prior quarter net interest margin of 3.74 percent and a decrease of 18 basis points from the prior year first quarter net interest margin of 3.91 percent. Such decreases were a result of the reduction in yields on earning assets, the majority of which was from lower yielding investment securities and the increase in CMO premium amortization during the current quarter. The CMO premium amortization in the current quarter accounted for a 76 basis point reduction in the net interest margin compared to a 69 basis point reduction in the prior quarter and 63 basis point reduction in the net interest margin in the prior year first quarter. As a result of fewer loans moving to non-accrual status and the greater dispositions of existing non-accrual loans, the reversal of interest income on non-accrual loans accounted for only a 1 basis point reduction in the net interest margin during the current quarter.

Non-interest Income

Non-interest income for the current quarter totaled $20.3 million, a decrease of $1.7 million over the prior quarter and an increase of $2.9 million over the same quarter last year. Gain on sale of loans decreased $213 thousand, or 3 percent, over the prior quarter as there was a slight reduction in origination volume. However, gain on sale of loans increased $2.1 million, or 45 percent, over the same quarter last year, the result of an increase in refinance activity during the first quarter of 2012 compared to the first quarter of 2011. Service charge fee income decreased $696 thousand from the linked quarter, the majority of which was from lower overdraft fees driven by the increased regulatory restrictions. Service charge fee income increased $253 thousand from the prior year first quarter primarily due to the gain in debit card income as a result of the larger number of deposit accounts and greater volume of transactions. Other income of $2.1 million for the current quarter was a decrease of $770 thousand from the prior quarter and an increase of $695 thousand from the prior year first quarter. Included in other income was operating revenue of $51.2 thousand from other real estate owned and gains of $477 thousand on the sale of other real estate owned, which total $528 thousand for the current quarter compared to $822 thousand for the prior quarter and $268 thousand for the prior year first quarter.

Non-interest Expense

The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2011 and March 31, 2011:

	Three Months ended
(Unaudited - Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Compensation and employee benefits	$23,560	21,311	21,603
Occupancy and equipment	5,968	5,890	5,954
Advertising and promotions	1,402	1,588	1,484
Outsourced data processing	846	849	773
Other real estate owned	6,822	12,896	2,099
Federal Deposit Insurance Corporation premiums	1,712	2,010	2,324
Core deposit intangibles amortization	552	557	727
Other expense	8,183	10,029	7,512

Total non-interest expense	$49,045	55,130	42,476

(Unaudited - Dollars in thousands)	$ Change from December 31, 2011	$ Change from March 31, 2011	% Change from December 31, 2011	% Change from March 31, 2011

Compensation and employee benefits	$2,249	$1,957	11%	9%
Occupancy and equipment	78	14	1%	0%
Advertising and promotions	(186)	(82)	-12%	-6%
Outsourced data processing	(3)	73	0%	9%
Other real estate owned	(6,074)	4,723	-47%	225%
Federal Deposit Insurance Corporation premiums	(298)	(612)	-15%	-26%
Core deposit intangibles amortization	(5)	(175)	-1%	-24%
Other expense	(1,846)	671	-18%	9%

Total non-interest expense	$(6,085)	$6,569	-11%	15%

Non-interest expense of $49.0 million for the current quarter decreased by $6.1 million, or 11 percent, from the prior quarter and increased by $6.6 million, or 15 percent, from the prior year first quarter. The changes over the prior quarter and the prior year first quarter were driven primarily by other real estate owned expense. Other real estate owned expense decreased $6.1 million, or 47 percent, from the prior quarter and increased $4.7 million, or 225 percent, from the prior year first quarter. The current quarter other real estate owned expense of $6.8 million included $864 thousand of operating expense, $5.4 million of fair value write-downs, and $549 thousand of loss on sale of other real estate owned. Other real estate owned expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosure properties.

Excluding other real estate owned expense, non-interest expense decreased $11 thousand, or 3 basis points, from the prior quarter and increased $1.8 million, or 5 percent, from the prior year first quarter. Compensation and employee benefits increased by $2.2 million, or 11 percent, from the prior quarter and increased $2.0 million, or 9 percent, from the prior year first quarter. Such increases were attributable to a revised Company incentive program and the restoration in 2012 of certain compensation cuts made in 2011. Other expense decreased $1.8 million, or 18 percent, from the prior quarter as a result of decreases in several categories including loan expenses, outside service expense, and expenses associated with New Markets Tax Credit Investments. The banks continue to work diligently in reducing expenses in areas where they have direct control.

Efficiency Ratio

The efficiency ratio for the current quarter was 51 percent compared to 53 percent for the prior year first quarter. The lower efficiency ratio was the result of an increase in net interest income and non-interest income which more than offset the increase in non-interest expense.

Provision for Loan Losses

(Unaudited - Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Subsidiary Assets
Q1 2012	$8,625	9,555	3.98%	1.24%	2.91%
Q4 2011	8,675	9,252	3.97%	1.42%	2.92%
Q3 2011	17,175	18,877	3.92%	0.60%	3.49%
Q2 2011	19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%
Q2 2010	17,246	19,181	3.58%	0.92%	4.01%

Net charged-off loans during the current quarter of $9.6 million remained stable compared to the prior quarter and decreased $6.2 million, or 39 percent, compared to the prior year first quarter. The current quarter provision for loan losses was $8.6 million, which was nearly the same as the prior quarter and a decrease of $10.9 million from the first quarter of 2011. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of additional provision for loan loss expense.

The determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about current environmental factors which affect loan losses, such factors including economic conditions, changes in collateral values, net charge-offs, and other factors discussed below in “Additional Management’s Discussion and Analysis.”

Additional Management’s Discussion and Analysis

Lending Activity and Practices

The Banks focus their lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” provides more information about the loan portfolio.

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from 12/31/11	% Change from 3/31/11
(Unaudited - Dollars in thousands)	Balance 3/31/12	Balance 12/31/11	Balance 3/31/11
Custom and owner occupied construction	$38,540	35,422	37,841	9%	2%
Pre-sold and spec construction	50,699	58,811	55,817	-14%	-9%

Total residential construction	89,239	94,233	93,658	-5%	-5%

Land development	98,315	103,881	172,134	-5%	-43%
Consumer land or lots	118,689	125,396	144,885	-5%	-18%
Unimproved land	61,462	66,074	79,234	-7%	-22%
Developed lots for operative builders	23,910	25,180	29,543	-5%	-19%
Commercial lots	26,228	26,621	29,334	-1%	-11%
Other construction	32,503	34,346	44,588	-5%	-27%

Total land, lot, and other construction	361,107	381,498	499,718	-5%	-28%

Owner occupied	709,979	697,131	685,484	2%	4%
Non-owner occupied	445,118	436,021	434,179	2%	3%

Total commercial real estate	1,155,097	1,133,152	1,119,663	2%	3%

Commercial and industrial	399,889	408,054	416,343	-2%	-4%

1st lien	667,341	688,455	659,480	-3%	1%
Junior lien	92,578	95,508	99,898	-3%	-7%

Total 1-4 family	759,919	783,963	759,378	-3%	0%

Home equity lines of credit	342,693	350,229	374,949	-2%	-9%
Other consumer	107,933	109,235	112,499	-1%	-4%

Total consumer	450,626	459,464	487,448	-2%	-8%

Agriculture	146,943	151,031	149,689	-3%	-2%
Other	147,919	150,197	144,993	-2%	2%
Loans held for sale	(77,528)	(95,457)	(23,904)	-19%	224%

Total	$3,433,211	3,466,135	3,646,986	-1%	-6%

Non-performing Assets

The following table summarizes information regarding non-performing assets at the dates indicated:

(Unaudited - Dollars in thousands)	At or for the Three Months ended March 31, 2012	At or for the Year ended December 31, 2011	At or for the Three Months ended March 31, 2011

Other real estate owned	$74,337	78,354	82,594

Accruing loans 90 days or more past due
Residential real estate	147	59	191
Commercial	8,605	1,168	3,550
Consumer and other	479	186	2,837

Total	9,231	1,413	6,578

Non-accrual loans
Residential real estate	13,964	11,881	16,949
Commercial	104,838	109,641	151,290
Consumer and other	12,224	12,167	10,163

Total	131,026	133,689	178,402

Total non-performing assets [1]	$214,594	213,456	267,574

Non-performing assets as a percentage of subsidiary assets	2.91%	2.92%	3.78%

Allowance for loan and lease losses as a percentage of non-performing loans	97%	102%	76%

Accruing loans 30-89 days past due	$42,581	49,086	52,402

Troubled debt restructurings not included in non-performing assets	$89,218	98,859	25,630

Interest income [2]	$1,777	7,441	2,471

[1]	As of March 31, 2012, non-performing assets have not been reduced by U.S. government guarantees of $3.2 million.
[2]

Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans 3/31/12	Accruing Loans 90 Days or More Past Due 3/31/12	Other Real Estate Owned 3/31/12
(Unaudited - Dollars in thousands)	Balance 3/31/12	Balance 12/31/11	Balance 3/31/11
Custom and owner occupied construction	$2,688	1,531	2,362	1,825	—	863
Pre-sold and spec construction	9,085	5,506	12,410	5,627	358	3,100

Total residential construction	11,773	7,037	14,772	7,452	358	3,963

Land development	50,746	56,152	82,465	26,544	2,385	21,817
Consumer land or lots	8,271	8,878	12,763	2,567	304	5,400
Unimproved land	31,891	35,771	42,755	18,807	255	12,829
Developed lots for operative builders	8,918	9,001	7,079	6,438	652	1,828
Commercial lots	2,643	2,032	2,630	548	449	1,646
Other construction	5,128	5,133	4,302	217	—	4,911

Total land, lot and other construction	107,597	116,967	151,994	55,121	4,045	48,431

Owner occupied	20,818	23,931	23,104	11,479	1,287	8,052
Non-owner occupied	3,645	4,897	12,694	2,211	—	1,434

Total commercial real estate	24,463	28,828	35,798	13,690	1,287	9,486

Commercial and industrial	12,818	12,855	17,577	11,915	371	532

1st lien	29,199	31,083	30,336	20,643	156	8,400
Junior lien	10,749	2,506	2,568	10,749	—	—

Total 1-4 family	39,948	33,589	32,904	31,392	156	8,400

Home equity lines of credit	6,607	6,361	5,697	6,195	154	258
Other consumer	307	360	641	207	12	88

Total consumer	6,914	6,721	6,338	6,402	166	346

Agriculture	10,738	7,010	7,112	4,964	2,848	2,926
Other	343	449	1,079	90	—	253

Total	$214,594	213,456	267,574	131,026	9,231	74,337

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Unaudited - Dollars in thousands)	Balance 3/31/12	Balance 12/31/11	Balance 3/31/11
Custom and owner occupied construction	$415	—	—
Pre-sold and spec construction	303	250	2,968

Total residential construction	718	250	2,968

Land development	870	458	2,874
Consumer land or lots	3,844	1,801	6,294
Unimproved land	117	1,342	3,473
Developed lots for operative builders	253	1,336	324
Commercial lots	—	—	403
Other construction	122	—	525

Total land, lot and other construction	5,206	4,937	13,893

Owner occupied	12,003	8,187	6,027
Non-owner occupied	2,116	1,791	711

Total commercial real estate	14,119	9,978	6,738

Commercial and industrial	4,490	4,637	3,712

1st lien	10,861	14,405	19,590
Junior lien	1,815	6,471	477

Total 1-4 family	12,676	20,876	20,067

Home equity lines of credit	2,609	3,416	2,862
Other consumer	915	1,172	1,308

Total consumer	3,524	4,588	4,170

Agriculture	1,174	3,428	776
Other	674	392	78

Total	$42,581	49,086	52,402

The non-performing assets of $215 million remained stable compared to the prior quarter and decreased $53.0 million, or 20 percent, from the prior year first quarter. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of $42.6 million at March 31, 2012 decreased from the prior quarter early stage delinquencies of $49.1 million and early stage delinquencies of $52.4 million at March 31, 2011. The banks continue to actively manage the disposition of non-performing assets.

The largest category of non-performing assets was the land, lot and other construction category which was $108 million, or 50 percent, of the non-performing assets at March 31, 2012. Included in this category was $50.7 million of land development assets and $31.9 million in unimproved land assets at March 31, 2012. Although land, lot and other construction assets have historically put pressure on the Company’s credit quality, the Company has continued to reduce this category. During the current quarter, land, lot and other construction non-performing assets were reduced by $9.4 million, or 8 percent.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. Each bank subsidiary evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Banks work closely with borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. Throughout the year, the Company has maintained an adequate allowance for loan and lease losses while working to reduce non-performing assets. The improvement in the credit quality ratios during the previous twelve months are a product of this effort.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at March 31, 2012. For construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at March 31, 2012. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

As identified below, the following four bank subsidiaries had non-accrual construction loans that aggregated 5 percent or more of the Company’s $62.6 million of non-accrual construction loans at March 31, 2012. Also identified below are the principal areas of the bank subsidiaries’ operations in which the collateral properties of such non-accrual construction loans are located:

Glacier	44 percent	Western Montana
First Security	23 percent	Western Montana
Mountain West	18 percent	Northern Idaho and Boise and Sun Valley, Idaho
Big Sky	8 percent	Western Montana

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

Impaired Loans

Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $271 million and $259 million as of March 31, 2012 and December 31, 2011, respectively. The ALLL includes valuation allowances of $20.5 million and $18.8 million specific to impaired loans as of March 31, 2012 and December 31, 2011, respectively. Of the total impaired loans at March 31, 2012, there were 42 commercial real estate and other commercial loans that accounted for $113 million, or 42 percent, of the impaired loans. The 42 loans were collateralized by 152 percent of the loan value, the majority of which had appraisals (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2012, there were 290 loans aggregating to $150 million, or 55 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $16.7 million. Of these loans, there were charge-offs of $5.5 million during 2012.

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

Restructured Loans

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $155 million as of March 31, 2012. The Company’s TDR loans are considered impaired loans of which $65.4 million are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of March 31, 2012 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. The Company has TDR loans of $28.8 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $39.7 million in other loans that are on accrual status.

Other Real Estate Owned

The loan book value prior to the acquisition and transfer of the loan into other real estate owned (“OREO”) during 2012 was $15.5 million of which $5.6 million was residential real estate, $9.4 million was commercial, and $506 thousand was consumer loans. The loan collateral acquired in foreclosure during 2012 was $11.0 million of which $2.9 million was residential real estate, $7.8 million was commercial, and $330 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months ended March 31, 2012	Year ended December 31, 2011	Three Months ended March 31, 2011
Balance at beginning of period	$78,354	73,485	73,485
Additions	10,957	79,295	17,277
Capital improvements	—	669	—
Write-downs	(5,408)	(16,246)	(758)
Sales	(9,566)	(58,849)	(7,410)

Balance at end of period	$74,337	78,354	82,594

The Company believes that the write-downs in 2012 and 2011 are not indicative of a trend in that several of such properties have characteristics unique to the property, including special or limited use, and locations of such properties. The Company determined that the write-downs were not indicative of a trend which would likely affect the future operating results in light of the remaining holdings of real property and each particular bank subsidiary’s experience in its particular markets. However, there can be no assurance that future significant write-downs will not occur.

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

Management of each bank subsidiary exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on each bank subsidiary’s historical loss experience for loans not identified as impaired. Quantification of the impact upon each bank subsidiary’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Bank’s unimpaired loan portfolio as of each evaluation date. Bank management documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor. To have directional consistency, the provision for loan losses and credit quality should move in the same direction.

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

The Company considers the ALLL balance of $137 million adequate to cover inherent losses in the loan portfolios as of March 31, 2012. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan portfolios applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II. Item 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
(Unaudited - Dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of Loans in Category

Residential real estate	$19,003	15%	17,227	15%	17,004	15%
Commercial real estate	73,240	48%	76,920	48%	80,098	48%
Other commercial	22,444	18%	20,833	18%	20,960	18%
Home equity	13,364	13%	13,616	13%	14,206	13%
Other consumer	8,535	6%	8,920	6%	8,561	6%

Totals	$136,586	100%	137,516	100%	140,829	100%

The following table summarizes the ALLL experience for the periods indicated:

(Unaudited - Dollars in thousands)	Three Months ended March 31, 2012	Year ended December 31, 2011	Three Months ended March 31, 2011

Balance at beginning of period	$137,516	137,107	137,107
Provision for loan losses	8,625	64,500	19,500

Charge-offs
Residential real estate	(1,849)	(5,671)	(5,281)
Commercial loans	(7,406)	(52,428)	(10,098)
Consumer and other loans	(1,803)	(11,267)	(1,125)

Total charge-offs	(11,058)	(69,366)	(16,504)

Recoveries
Residential real estate	95	486	95
Commercial loans	1,186	3,830	439
Consumer and other loans	222	959	192

Total recoveries	1,503	5,275	726

Charge-offs, net of recoveries	(9,555)	(64,091)	(15,778)

Balance at end of period	$136,586	137,516	140,829

Allowance for loan and lease losses as a percentage of total loans	3.98%	3.97%	3.86%

Net charge-offs as a percentage of total loans	0.28%	1.85%	0.43%

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type
(Unaudited - Dollars in thousands)	Balance 3/31/12	Balance 12/31/11	Balance 3/31/11	Charge-Offs 3/31/12	Recoveries 3/31/12
Custom and owner occupied construction	$—	206	97	—	—
Pre-sold and spec construction	1,919	4,069	2,735	2,013	94

Total residential construction	1,919	4,275	2,832	2,013	94

Land development	1,236	17,055	3,511	1,467	231
Consumer land or lots	1,195	7,456	1,751	1,304	109
Unimproved land	130	4,047	1,776	321	191
Developed lots for operative builders	394	943	129	397	3
Commercial lots	(120)	237	267	—	120
Other construction	—	1,568	—	—	—

Total land, lot and other construction	2,835	31,306	7,434	3,489	654

Owner occupied	1,372	3,815	890	1,404	32
Non-owner occupied	546	3,861	—	549	3

Total commercial real estate	1,918	7,676	890	1,953	35

Commercial and industrial	334	7,871	1,344	691	357

1st lien	893	7,031	2,309	951	58
Junior lien	1,176	1,663	615	1,335	159

Total 1-4 family	2,069	8,694	2,924	2,286	217

Home equity lines of credit	346	3,261	285	371	25
Other consumer	36	615	31	151	115

Total consumer	382	3,876	316	522	140

Agriculture	—	134	(1)	—	—
Other	98	259	39	104	6

Total	$9,555	64,091	15,778	11,058	1,503

The allowance determined by each of the eleven community bank subsidiaries is combined together into a single allowance for the Company. Each of the Bank’s ALLL is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2012 and 2011, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio as determined at each bank subsidiary. At March 31, 2012, the allowance for loan and lease losses (“allowance”) was $137 million, a decrease of $930 thousand from the prior quarter and a decrease of $4.2 million from a year ago. The allowance was 3.98 percent of total loans outstanding at March 31, 2012, compared to 3.97 percent at December 31, 2011. The allowance was 97 percent of non-performing loans at March 31, 2012, a decrease from 102 percent at the prior quarter end and an increase from 76 percent from the prior year first quarter.

The Company’s allowance consisted of the following components as of the dates indicated:

(Unaudited - Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Specific valuation allowance	$20,507	18,828	15,402
General valuation allowance	116,079	118,688	125,427

Total ALLL	$136,586	137,516	140,829

During 2012, the ALLL decreased by $930 thousand, the net result of a $1.7 million increase in the specific valuation allowance and a $2.6 million decrease in the general valuation allowance. The increase in the specific valuation allowance since the prior year end was primarily due to the increase in loans individually reviewed for impairment of $12.4 million. The decrease in the general valuation allowance since the prior year end was due to a decrease in loans collectively evaluated for impaired of $45 million.

Presented below are select aggregated statistics that were also considered when determining the adequacy of the Company’s ALLL at March 31, 2012:

Positive Trends

•

Non-accrual construction loans (i.e., residential construction and land, lot and other construction) were $62.6 million, or 48 percent, of the $131 million of non-accrual loans at March 31, 2012, a decrease of $5.3 million from the prior year end and decreased $36.0 million from March 31, 2011. Non-accrual construction loans accounted for 51 percent of the $134 million of non-accrual loans at year end 2011 and 55 percent of the $178 million of non-accrual loans at March 31, 2011.

•

The $25.6 million total of non-accrual loans in the commercial real estate and commercial and industrial at March 31, 2012 decreased by $5.8 million from the prior year end and decreased $17.4 million from March 31, 2011.

•	Charge-offs, net of recoveries, in 2012 were $9.6 million, a decrease of $6.2 million from the same period in 2011.

•

Net charge-offs of construction loans were $4.8 million, or 50 percent, of the $9.6 million of net charge-offs in 2012 compared to net charge-offs of construction loans of $10.3 million, or 65 percent, of the $15.8 million of net charge-offs during the same period in 2011.

•	Early stage delinquencies (accruing loans 30-89 days past due) decreased to $42.6 million at March 31, 2012 from $49.1 million at the prior year end and $52.4 million at March 31, 2011.

Negative Trends

•

The $42.8 million total of non-accrual loans in the agriculture, 1-4 family, home equity lines of credit, consumer, and other loans at March 31, 2012 increased by $8.4 million from year end 2011 and increased by $6.0 million from March 31, 2011.

•	Non-performing loans as a percent of total loans increased to 4.09 percent at March 31, 2012 as compared to 3.90 percent at year end 2011.

•	The allowance as a percent of non-performing loans was 97 percent at March 31, 2012, compared to 102 percent at year end 2011.

•	Impaired loans as a percent of total loans increased to 7.90 percent at March 31, 2012 as compared to 7.46 percent and 6.00 percent at year end 2011 and March 31, 2011, respectively.

When applied to each bank subsidiary’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $930 thousand. During the same period in 2011, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $3.7 million.

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

Though stabilizing, the soft economic conditions during much of 2010 continued during 2011 and the first quarter of 2012, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), an increase in existing inventory of real property, increase in real property delinquencies and foreclosures, and corresponding decrease in absorption rates, and lower values of real property that collateralize most of the Company’s loan portfolios, among other factors. National unemployment rates increased steadily from 5.0 in the first part of 2008 to a range of 8.5 to 10.0 during 2009 through 2011 and has recently declined to 8.2 in March of 2012. The unemployment rates for most states in which the community bank subsidiaries conduct operations were generally lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas currently remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. Although the cost of living (as reflected in Consumer Price Index measures) has slowly increased during 2011 and the first quarter of 2012, the overall decline in the cost of living during 2010 and 2009 helped buffer the general softening of the economy nationally, regionally and locally, and the impact of lower real property values. The tourism industry and related lodging continues to be a source of strength for those banks whose market areas have national parks and similar recreational areas in the market areas served. Such changes affected the bank subsidiaries in distinctly different ways as each bank has its own geographic area and local economic influences over both a short-term and long-term horizon.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 13 percent of the Company’s total loan portfolio and account for 48 percent of the Company’s non-accrual loans at March 31, 2012. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise and Sun Valley, Idaho. None of the individual bank subsidiaries have a concentration of construction loans exceeding 5 percent of the Company’s total loan portfolio.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis

Non-marketable equity securities owned at March 31, 2012 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc.

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

Based on the Company’s analysis of its impaired non-marketable equity securities as of March 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring during the first quarter of 2012 and throughout 2011 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

The following table separates investments with an unrealized loss position at March 31, 2012 into two categories: investments purchased prior to 2012 and those purchased during the first quarter of 2012. Of those investments purchased prior to 2012, the fair value and unrealized loss of the same investments at December 31, 2011 is also presented.

	March 31, 2012			December 31, 2011
(Unaudited - Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2012 State and local governments	$30,620	(463)	-1.51%	30,649	(466)	-1.52%
Corporate bonds	12,532	(173)	-1.38%	11,990	(793)	-6.61%
Collateralized debt obligations	5,366	(282)	-5.26%	5,366	(282)	-5.26%
Residential mortgage-backed securities	538,318	(3,052)	-0.57%	670,652	(6,426)	-0.96%

Total	$586,836	(3,970)	-0.68%	718,657	(7,967)	-1.11%

Temporarily impaired securities purchased during 2012 State and local governments	$79,502	(1,452)	-1.83%
Corporate bonds	20,820	(243)	-1.17%
Residential mortgage-backed securities	126,008	(275)	-0.22%

Total	$226,330	(1,970)	-0.87%

Temporarily impaired securities State and local governments	$110,122	(1,915)	-1.74%
Corporate bonds	33,352	(416)	-1.25%
Collateralized debt obligations	5,366	(282)	-5.26%
Residential mortgage-backed securities	664,326	(3,327)	-0.50%

Total	$813,166	(5,940)	-0.73%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

(Unaudited - Dollars in thousands)	Number of Debt Securities	Unrealized Loss

Greater than 20.0%	—	$—
15.1% to 20.0%	1	(5)
10.1% to 15.0%	2	(348)
5.1% to 10.0%	3	(446)
0.1% to 5.0%	410	(5,141)

Total	416	$(5,940)

With respect to the duration of the impaired debt securities, the Company identified 20 securities which have been continuously impaired for the twelve months ending March 31, 2012. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 20 securities which have been continuously impaired for the twelve months ended March 31, 2012, including the most notable loss for any one bond in each category.

(Unaudited - Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss

State and local governments	8	$(327)	(137)
Collateralized debt obligations	6	(282)	(71)
Residential mortgage-backed securities	6	(797)	(282)

Total	20	$(1,406)

With respect to the collateralized debt obligation securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts.

Of the 6 non-guaranteed private label whole loan mortgages, 2 are collateralized by 30-year fixed rate residential mortgages considered to be “Prime” and 4 are collateralized by 30-year fixed rate residential mortgages considered to be “ALT - A.” Moreover, none of the underlying mortgage collateral is considered “subprime.” The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company’s analysis of its impaired debt securities as of March 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Sources of Funds

Deposits obtained through the Banks have traditionally been the principal source of funds for use in lending and other business purposes. The Banks have a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Banks obtain wholesale deposits through various programs including reciprocal deposit programs (e,g, Certificate of Deposit Account Registry System).

The Banks also obtain funds from repayment of loans and investment securities, securities sold under agreements to repurchase (“repurchase agreements”), advances from the FHLB, other borrowings, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

(Unaudited - Dollars in thousands)	At or for the Three Months ended March 31, 2012	At or for the Year ended December 31, 2011
Repurchase agreements
Amount outstanding at end of period	$259,290	258,643
Weighted interest rate on outstanding amount	0.35%	0.42%
Maximum outstanding at any month-end	$389,452	338,352
Average balance	$313,611	267,058
Weighted average interest rate	0.38%	0.51%

FHLB advances
Amount outstanding at end of period	$718,000	792,000
Weighted interest rate on outstanding amount	0.61%	0.68%
Maximum outstanding at any month-end	$774,000	877,017
Average balance	$734,670	721,226
Weighted average interest rate	0.63%	0.76%

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:

1.	Assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time.

2.	Providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity.

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at March 31, 2012:

(Unaudited - Dollars in thousands)	March 31, 2012
FHLB advances
Borrowing capacity	$1,105,571
Amount utilized	(995,038)

Amount available	$110,533

Federal Reserve Bank discount window
Borrowing capacity	$231,637
Amount utilized	—

Amount available	$231,637

Unsecured lines of credit available	$183,860

Unencumbered securities
U.S. government and federal agency	$206
U.S. government sponsored enterprises	3,687
State and local governments	1,022,790
Corporate bonds	107,493
Collateralized debt obligations	5,366
Residential mortgage-backed securities	932,863

Total unencumbered securities	$2,072,405

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Each bank subsidiary was considered well capitalized by their respective regulator as of March 31, 2012 and 2011. There are no conditions or events since March 31, 2012 that management believes have changed the Company’s or bank subsidiaries’ risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2012.

(Unaudited - Dollars in thousands)	Tier 1 (Core) Capital	Tier 2 (Total) Capital	Leverage Capital
Total stockholders’ equity	$863,997	863,997	863,997
Less:
Goodwill and intangibles	(112,307)	(112,307)	(112,307)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(41,509)	(41,509)	(41,509)
Other adjustments	(50)	(50)	(50)
Plus:
Allowance for loan and lease losses	—	55,994	—
Subordinated debentures	124,500	124,500	124,500

Total regulatory capital	$834,631	890,625	834,631

Risk weighted assets	$4,398,418	4,398,418

Total adjusted average assets			$7,124,111

Capital as % of risk weighted assets	18.98%	20.25%	11.72%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.98%	10.25%

Dividend payments were $0.13 per share for both periods ended March 31, 2012 and 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share measured over the previous four fiscal quarters.

In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,915,073 has been issued as of March 31, 2012. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Unaudited - (Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2012	$2,681	1,270	943	4,894
2013	2,775	1,270	926	4,971
2014	2,850	1,270	904	5,024
2015	2,850	1,174	880	4,904
2016	1,014	1,172	855	3,041
Thereafter	450	4,207	4,432	9,089

	$12,620	10,363	8,940	31,923

Income tax expense for the three months ended March 31, 2012 and 2011 was $4.6 million and $1.8 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 22.1 percent and 15.2 percent, respectively. The primary reason for the low effective rates is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $9.7 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively. The federal tax credit benefits were $432 thousand and $418 thousand for the three months ended March 31, 2012 and 2011, respectively. The Company continues its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

Average Balance Sheet

The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin and net interest margin tax-equivalent.

	Three Months ended 3/31/12			Three Months ended 3/31/11
(Unaudited - Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$584,758	7,784	5.32%	$601,640	8,716	5.79%
Commercial loans	2,290,236	31,041	5.44%	2,411,846	33,058	5.56%
Consumer and other loans	639,302	9,170	5.75%	702,248	10,450	6.03%

Total loans [1]	3,514,296	47,995	5.48%	3,715,734	52,224	5.70%
Tax-exempt investment securities [2]	867,621	9,673	4.46%	583,904	6,778	4.64%
Taxable investment securities [3]	2,382,119	10,216	1.72%	1,936,316	9,371	1.94%

Total earning assets	6,764,036	67,884	4.03%	6,235,954	68,373	4.45%

Goodwill and intangibles	114,138			156,703
Non-earning assets	358,294			284,631

Total assets	$7,236,468			$6,677,288

Liabilities
NOW accounts	$830,821	369	0.18%	$748,058	525	0.28%
Savings accounts	427,129	91	0.09%	374,031	148	0.16%
Money market deposit accounts	874,239	600	0.28%	878,391	1,106	0.51%
Certificate accounts	1,071,999	3,285	1.23%	1,082,083	4,483	1.68%
Wholesale deposits [4]	643,507	609	0.38%	537,008	826	0.62%
FHLB advances	1,011,711	3,381	1.34%	946,997	2,548	1.09%
Repurchase agreements and other borrowed funds	456,340	1,263	1.11%	387,060	2,033	2.13%

Total interest bearing liabilities	5,315,746	9,598	0.72%	4,953,628	11,669	0.96%

Non-interest bearing deposits	1,003,604			851,900
Other liabilities	50,850			29,436

Total liabilities	6,370,200			5,834,964

Stockholders’ Equity
Common stock	719			719
Paid-in capital	642,869			643,937
Retained earnings	181,972			194,596
Accumulated other comprehensive income	40,708			3,072

Total stockholders’ equity	866,268			842,324

Total liabilities and stockholders’ equity	$7,236,468			$6,677,288

Net interest income		$58,286			$56,704

Net interest spread			3.31%			3.49%
Net interest margin			3.46%			3.69%
Net interest margin (tax-equivalent)			3.73%			3.91%

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
[2]	Excludes tax effect of $4,282,000 and $3,001,000 on tax-exempt investment security income for the three months ended March 31, 2012 and 2011, respectively.
[3]	Excludes tax effect of $386,000 and $392,000 on investment security tax credits for the three months ended March 31, 2012 and 2011, respectively.
[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

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

	Three Months ended March 31, 2012 vs. 2011 Increase (Decrease) Due to:
(Unaudited - Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(245)	(687)	(932)
Commercial loans	(1,666)	(351)	(2,017)
Consumer and other loans	(937)	(343)	(1,280)
Investment securities	4,675	(935)	3,740

Total interest income	1,827	(2,316)	(489)

Interest expense
NOW accounts	58	(214)	(156)
Savings accounts	21	(78)	(57)
Money market deposit accounts	(5)	(501)	(506)
Certificate accounts	(42)	(1,156)	(1,198)
Wholesale deposits	164	(381)	(217)
FHLB advances	174	659	833
Repurchase agreements and other borrowed funds	364	(1,134)	(770)

Total interest expense	734	(2,805)	(2,071)

Net interest income	$1,093	489	1,582

Net interest income increased $1.6 million for the current quarter compared to the prior year first quarter. The increase in interest income was a result of a decrease in interest expense which was primarily driven by lower funding costs most notably in interest bearing deposits. Additionally, the Company has continued to purchase investment securities to offset the lower volume of loans and maintain interest income.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company believes that there have not been any material changes in information about the Company’s market risk than was provided in the Form 10-K report for the year ended December 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2012, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 1A. Risk Factors

The Company is exposed to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

The continued challenges in the economy could have a material adverse effect on the Company’s future results of operations or market price of stock.

The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, markets facing many of the same challenges as the national economy, including elevated unemployment and softness in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, unemployment remains high and there remains uncertainty regarding when and how strongly a sustained economic recovery will occur. These economic conditions can cause borrowers to be unable to pay their loans. The inability of borrowers to repay loans can erode earnings by reducing net interest income and by requiring the Company to add to its allowance for loan and lease losses. While the Company cannot accurately predict how long these conditions may exist, the economy could continue to present risks for some time for the industry and Company. A continued slow economic recovery could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:

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

The Company maintains an allowance for loan and lease losses in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans, the Company can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Company’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Company will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Company’s provision for loan losses and ALLL. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

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

The ability to pay dividends on the Company’s common stock depends on a variety of factors. The Company paid dividends of $0.13 per share in each quarter of 2010, 2011 and 2012. The Company may not be able to continue paying quarterly dividends commensurate with recent levels. In that regard, the Federal Reserve now is requiring the Company to provide prior written notice and related information for staff review before declaring or paying dividends. In addition, current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share. As a result, future dividends will generally depend on the sufficiency of earnings. Furthermore, the Company’s ability to pay dividends depends on the amount of dividends paid to the Company by its subsidiaries, which is also subject to government regulation, oversight and review. In addition, the ability of some of the bank subsidiaries to pay dividends to the Company is subject to prior regulatory approval.

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

Non-performing assets (which include OREO) adversely affect the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or OREO, thereby adversely affecting the Company’s income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Continued decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on profitably growing the Company’s business. The Company may experience further increases in non-performing assets in the future.

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

With relatively soft loan demand and increased market liquidity, the investment securities portfolio has grown significantly and represented 45 percent of total assets at March 31, 2012. While the Company believes that the term of such investments has been kept relatively short, the Company is subject to interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Company’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. While the Company believes a relatively conservative approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions. The Company’s investment securities portfolio has increased and now constitutes a much larger portion of assets with any attendant risks of such investments.

Recent and/or future U.S. credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including U.S. agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in the Company’s investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under securities sold under agreements to repurchase, at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

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

The Company has interest rate swap agreements in order to manage a portion of the risk to interest rate volatility. The Company anticipates that additional interest rate swaps may be entered into in the future. These swap agreements involve other risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, leaving the Company vulnerable to interest rate movements. There can be no assurance that these arrangements will be effective in reducing the Company’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.

Accounting standards require the Company account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company maintains $106 million in goodwill on its balance sheet and there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults upon Senior Securities

(a)	Not Applicable

(b)	Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Exhibit 101	-	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 9, 2012	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

May 9, 2012	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President/CFO