Form 10-Q
period 2012-06-30
GLACIER BANCORP INC
filed 2012-08-08
CIK 868671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Registrant’s common stock outstanding on July 25, 2012 was 71,931,972. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.

Quarterly Report on Form 10-Q

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2012	December 31, 2011

Assets
Cash on hand and in banks	$92,119	104,674
Interest bearing cash deposits	48,300	23,358

Cash and cash equivalents	140,419	128,032

Investment securities, available-for-sale	3,404,282	3,126,743
Loans held for sale	88,442	95,457

Loans receivable	3,445,196	3,466,135
Allowance for loan and lease losses	(137,459)	(137,516)

Loans receivable, net	3,307,737	3,328,619

Premises and equipment, net	159,432	158,872
Other real estate owned	69,170	78,354
Accrued interest receivable	37,108	34,961
Deferred tax asset	22,892	31,081
Core deposit intangible, net	7,197	8,284
Goodwill	106,100	106,100
Non-marketable equity securities	50,371	49,694
Other assets	40,952	41,709

Total assets	$7,434,102	7,187,906

Liabilities
Non-interest bearing deposits	$1,066,662	1,010,899
Interest bearing deposits	3,915,607	3,810,314
Securities sold under agreements to repurchase	466,784	258,643
Federal Home Loan Bank advances	906,029	1,069,046
Other borrowed funds	9,973	9,995
Subordinated debentures	125,347	125,275
Accrued interest payable	5,076	5,825
Other liabilities	62,443	47,682

Total liabilities	6,557,921	6,337,679

Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	641,656	642,882
Retained earnings - substantially restricted	189,753	173,139
Accumulated other comprehensive income	44,053	33,487

Total stockholders’ equity	876,181	850,227

Total liabilities and stockholders’ equity	$7,434,102	7,187,906

Number of common stock shares issued and outstanding	71,931,386	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest Income
Residential real estate loans	$7,495	8,156	15,279	16,872
Commercial loans	30,430	32,977	61,471	66,035
Consumer and other loans	8,813	10,211	17,983	20,661
Investment securities	17,454	20,218	37,343	36,367

Total interest income	64,192	71,562	132,076	139,935

Interest Expense
Deposits	4,609	6,584	9,563	13,672
Securities sold under agreements to repurchase	303	319	602	676
Federal Home Loan Bank advances	3,218	3,093	6,599	5,641
Federal funds purchased and other borrowed funds	61	62	123	95
Subordinated debentures	853	1,273	1,755	2,916

Total interest expense	9,044	11,331	18,642	23,000

Net Interest Income	55,148	60,231	113,434	116,935

Provision for loan losses	7,925	19,150	16,550	38,650

Net interest income after provision for loan losses	47,223	41,081	96,884	78,285

Non-Interest Income
Service charges and other fees	11,291	11,330	21,783	21,538
Miscellaneous loan fees and charges	1,113	928	2,059	1,905
Gain on sale of loans	7,522	4,291	14,335	8,985
Loss on sale of investments	—	(591)	—	(467)
Other income	1,865	1,893	3,952	3,285

Total non-interest income	21,791	17,851	42,129	35,246

Non-Interest Expense
Compensation and employee benefits	23,684	21,170	47,244	42,773
Occupancy and equipment	5,825	5,728	11,793	11,682
Advertising and promotions	1,713	1,635	3,115	3,119
Outsourced data processing	788	791	1,634	1,564
Other real estate owned	2,199	5,062	9,021	7,161
Federal Deposit Insurance Corporation premiums	1,300	2,197	3,012	4,521
Core deposit intangibles amortization	535	590	1,087	1,317
Other expense	10,146	9,047	18,329	16,559

Total non-interest expense	46,190	46,220	95,235	88,696

Income Before Income Taxes	22,824	12,712	43,778	24,835

Federal and state income tax expense	3,843	826	8,464	2,664

Net Income	$18,981	11,886	35,314	22,171

Basic earnings per share	$0.26	0.17	0.49	0.31
Diluted earnings per share	$0.26	0.17	0.49	0.31
Dividends declared per share	$0.13	0.13	0.26	0.26
Average outstanding shares - basic	71,928,697	71,915,073	71,921,885	71,915,073
Average outstanding shares - diluted	71,928,853	71,915,073	71,921,990	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net Income	$18,981	11,886	35,314	22,171

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available-for-sale securities	13,214	36,154	23,232	39,182
Reclassification adjustment for losses included in net income	—	591	—	467

Net unrealized gains on securities	13,214	36,745	23,232	39,649
Tax effect	(5,140)	(14,400)	(9,037)	(15,538)

Net of tax amount	8,074	22,345	14,195	24,111

Change in fair value of derivatives used for cash flow hedges	(9,051)	—	(5,939)	—
Tax effect	3,521	—	2,310	—

Net of tax amount	(5,530)	—	(3,629)	—

Total other comprehensive income, net of tax	2,544	22,345	10,566	24,111

Total Comprehensive Income	$21,525	34,231	45,880	46,282

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months ended June 30, 2012 and 2011

	Common Stock		Paid-in	Retained Earnings Substantially	Accumulated Other Comprehensive
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Restricted	Income	Total

Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income	—	—	—	22,171	24,111	46,282
Cash dividends declared ($0.26 per share)	—	—	—	(18,698)	—	(18,698)
Stock-based compensation and related taxes	—	—	(1,016)	—	—	(1,016)

Balance at June 30, 2011	71,915,073	$719	642,878	196,536	24,639	864,772

Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	35,314	10,566	45,880
Cash dividends declared ($0.26 per share)	—	—	—	(18,700)	—	(18,700)
Stock issuances under stock incentive plans	16,313	—	233	—	—	233
Stock-based compensation and related taxes	—	—	(1,459)	—	—	(1,459)

Balance at June 30, 2012	71,931,386	$719	641,656	189,753	44,053	876,181

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
(Dollars in thousands)	2012	2011

Operating Activities
Net cash provided by operating activities	$133,697	135,267

Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	871,472	429,256
Purchases of investment securities, available-for-sale	(1,154,990)	(796,155)
Principal collected on loans	441,318	459,488
Loans originated or acquired	(478,541)	(397,174)
Net addition of premises and equipment and other real estate owned	(5,501)	(7,337)
Proceeds from sale of other real estate owned	18,073	17,443
Net (sale) purchase of non-marketable equity securities	(671)	14,278

Net cash used in investment activities	(308,840)	(280,201)

Financing Activities
Net increase in deposits	161,056	182,897
Net increase in securities sold under agreements to repurchase	208,141	1,900
Net decrease in Federal Home Loan Bank advances	(163,017)	(40,080)
Net increase in federal funds purchased and other borrowed funds	50	42,865
Cash dividends paid	(18,700)	(18,698)

Net cash provided by financing activities	187,530	168,884

Net increase in cash and cash equivalents	12,387	23,950
Cash and cash equivalents at beginning of period	128,032	105,091

Cash and cash equivalents at end of period	$140,419	129,041

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,391	23,985
Cash paid during the period for income taxes	8,221	3,681
Sale and refinancing of other real estate owned	668	2,521
Other real estate acquired in settlement of loans	16,372	49,570

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Nature of Operations and Summary of Significant Accounting Policies

General

Glacier Bancorp, Inc. (the “Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through eleven divisions of its wholly-owned bank subsidiary, Glacier Bank (the “Bank”). The Company is subject to competition from other financial service providers. The Company is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2012, the results of operations and comprehensive income for the three and six month periods ended June 30, 2012 and 2011, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2012 and 2011. The condensed consolidated statement of financial condition of the Company as of December 31, 2011 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results anticipated for the year ending December 31, 2012.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the parent holding company and the Bank. All significant inter-company transactions have been eliminated in consolidation.

The Company formed GBCI Other Real Estate (“GORE”) to isolate certain bank foreclosed properties for legal protection and administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity.

The Company owns the following trust subsidiaries for the purpose of issuing trust preferred securities: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001 and First Company Statutory Trust 2003. The trust subsidiaries are not consolidated into the Company’s financial statements.

On April 30, 2012, the Company combined its eleven bank subsidiaries into eleven bank divisions within Glacier Bank, such divisions operating with the same names and management teams as before the combination. Prior to the combination of the bank subsidiaries, the Company considered its eleven bank subsidiaries, GORE, and the parent holding company to be its operating segments. Subsequent to the combination of the bank subsidiaries, the Company considers the Bank to be its sole operating segment. The change to combining the bank subsidiaries into a single segment is appropriate as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank.

Variable Interest Entities

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are variable interest entities (“VIE”).

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,443	—	32,748	—
Premises and equipment, net	—	15,700	—	15,996
Accrued interest receivable	112	—	116	—
Other assets	1,233	66	1,439	31

Total assets	$36,788	15,766	34,303	16,027

Liabilities
Other borrowed funds	$4,629	3,306	4,629	3,306
Accrued interest payable	3	6	4	9
Other liabilities	92	193	186	363

Total liabilities	$4,724	3,505	4,819	3,678

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Impact of Recent Authoritative Accounting Guidance

The Accounting Standards CodificationTM (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

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

	June 30, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$202	3	—	205

U.S. government sponsored enterprises
Maturing within one year	2.37%	3,218	12	—	3,230
Maturing after one year through five years	2.34%	21,727	458	—	22,185
Maturing after five years through ten years	1.90%	73	—	—	73

	2.34%	25,018	470	—	25,488

State and local governments
Maturing within one year	0.99%	45,759	11	(5)	45,765
Maturing after one year through five years	2.14%	127,290	3,788	(121)	130,957
Maturing after five years through ten years	2.64%	52,835	1,699	(38)	54,496
Maturing after ten years	4.78%	886,899	75,645	(682)	961,862

	4.22%	1,112,783	81,143	(846)	1,193,080

Corporate bonds
Maturing within one year	1.39%	19,457	27	(4)	19,480
Maturing after one year through five years	2.41%	121,697	810	(351)	122,156
Maturing after five years through ten years	2.30%	18,197	166	(73)	18,290

	2.27%	159,351	1,003	(428)	159,926

Collateralized debt obligations
Maturing after ten years	8.03%	2,848	—	(114)	2,734

Residential mortgage-backed securities	1.75%	2,017,135	11,358	(5,644)	2,022,849

Total investment securities	2.61%	$3,317,337	93,977	(7,032)	3,404,282

	December 31, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value

U.S. government and federal agency
Maturing after one year through five years	1.62%	$204	4	—	208

U.S. government sponsored enterprises
Maturing within one year	1.58%	3,979	17	—	3,996
Maturing after one year through five years	2.36%	26,399	682	—	27,081
Maturing after five years through ten years	1.90%	78	—	—	78

	2.26%	30,456	699	—	31,155

State and local governments
Maturing within one year	1.31%	4,786	3	(2)	4,787
Maturing after one year through five years	2.22%	89,752	2,660	(22)	92,390
Maturing after five years through ten years	2.59%	63,143	2,094	(19)	65,218
Maturing after ten years	4.84%	845,657	57,138	(535)	902,260

	4.44%	1,003,338	61,895	(578)	1,064,655

Corporate bonds
Maturing after one year through five years	2.55%	60,810	261	(1,264)	59,807
Maturing after five years through ten years	2.38%	2,409	21	—	2,430

	2.54%	63,219	282	(1,264)	62,237

Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366

Residential mortgage-backed securities	1.70%	1,960,167	10,138	(7,183)	1,963,122

Total investment securities	2.64%	$3,063,032	73,018	(9,307)	3,126,743

Included in the residential mortgage-backed securities are $53,145,000 and $49,252,000 as of June 30, 2012 and December 31, 2011, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted yields are based on the level-yield method taking into account premium amortization and discount accretion. Weighted yields on tax-exempt investment securities exclude the federal income tax benefit.

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Gross proceeds	$—	4,074	—	8,208
Less amortized cost	—	(4,665)	—	(8,675)

Net loss on sale of investments	$—	(591)	—	(467)

Gross gain on sale of investments	$—	39	—	223
Gross loss on sale of investments	—	(630)	—	(690)

Net loss on sale of investments	$—	(591)	—	(467)

Investments with an unrealized loss position are summarized as follows:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and local governments	$77,764	(667)	7,624	(179)	85,388	(846)
Corporate bonds	52,812	(396)	5,383	(32)	58,195	(428)
Collateralized debt obligations	—	—	2,734	(114)	2,734	(114)
Residential mortgage-backed securities	854,027	(4,309)	74,878	(1,335)	928,905	(5,644)

Total temporarily impaired securities	$984,603	(5,372)	90,619	(1,660)	1,075,222	(7,032)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and local governments	$26,434	(90)	9,948	(488)	36,382	(578)
Corporate bonds	31,782	(1,264)	—	—	31,782	(1,264)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	943,372	(6,850)	8,244	(333)	951,616	(7,183)

Total temporarily impaired securities	$1,001,588	(8,204)	23,558	(1,103)	1,025,146	(9,307)

With respect to its impaired securities at June 30, 2012, management determined that it did not intend to sell and there was no expected requirement to sell any of its impaired securities. Based on an analysis of its impaired securities as of June 30, 2012 and December 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

3)	Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$136,586	19,003	73,240	22,444	13,364	8,535
Provision for loan losses	7,925	22	10,374	(1,255)	(1,471)	255
Charge-offs	(8,679)	(953)	(5,549)	(887)	(1,077)	(213)
Recoveries	1,627	67	1,033	268	88	171

Balance at end of period	$137,459	18,139	79,098	20,570	10,904	8,748

	Three Months ended June 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$140,829	17,004	80,098	20,960	14,206	8,561
Provision for loan losses	19,150	1,557	9,430	3,969	294	3,900
Charge-offs	(21,814)	(1,388)	(10,691)	(5,413)	(971)	(3,351)
Recoveries	1,630	239	1,048	99	96	148

Balance at end of period	$139,795	17,412	79,885	19,615	13,625	9,258

	Six Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	16,550	2,085	13,010	1,304	(470)	621
Charge-offs	(19,737)	(1,320)	(12,534)	(2,356)	(2,358)	(1,169)
Recoveries	3,130	147	1,702	789	116	376

Balance at end of period	$137,459	18,139	79,098	20,570	10,904	8,748

	Six Months ended June 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	38,650	(703)	23,697	6,607	2,415	6,634
Charge-offs	(38,318)	(3,157)	(21,319)	(7,166)	(2,303)	(4,373)
Recoveries	2,356	315	1,360	242	179	260

Balance at end of period	$139,795	17,412	79,885	19,615	13,625	9,258

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$19,208	3,938	9,337	3,408	690	1,835
Collectively evaluated for impairment	118,251	14,201	69,761	17,162	10,214	6,913

Total allowance for loan and lease losses	$137,459	18,139	79,098	20,570	10,904	8,748

Loans receivable
Individually evaluated for impairment	$237,899	33,617	144,506	38,702	13,501	7,573
Collectively evaluated for impairment	3,207,297	491,934	1,507,184	603,484	408,748	195,947

Total loans receivable	$3,445,196	525,551	1,651,690	642,186	422,249	203,520

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,828	2,659	9,756	4,233	584	1,596
Collectively evaluated for impairment	118,688	14,568	67,164	16,600	13,032	7,324

Total allowance for loan and lease losses	$137,516	17,227	76,920	20,833	13,616	8,920

Loans receivable
Individually evaluated for impairment	$258,659	24,453	162,959	49,962	14,750	6,535
Collectively evaluated for impairment	3,207,476	492,354	1,509,100	573,906	425,819	206,297

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

Substantially all of the Company’s loan receivables are with customers within the Company’s market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $2,104,000 and $3,123,000 were included in the loans receivable balance at June 30, 2012 and December 31, 2011, respectively.

The following schedules disclose the impaired loans by portfolio class basis:

	At or for the Three or Six Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$81,875	18,356	36,084	21,607	1,847	3,981
Unpaid principal balance	92,771	18,666	46,440	21,735	1,918	4,012
Valuation allowance	19,208	3,938	9,337	3,408	690	1,835
Average impaired loans - three months	84,275	16,939	38,156	23,840	1,785	3,555
Average impaired loans - six months	82,089	14,996	38,761	23,255	1,597	3,480

Loans without a specific valuation allowance
Recorded balance	$156,024	15,261	108,422	17,095	11,654	3,592
Unpaid principal balance	186,116	16,120	129,254	22,459	14,274	4,009
Average impaired loans - three months	170,211	15,010	116,160	22,542	12,733	3,766
Average impaired loans - six months	173,788	14,454	118,436	24,320	12,998	3,580

Totals
Recorded balance	$237,899	33,617	144,506	38,702	13,501	7,573
Unpaid principal balance	278,887	34,786	175,694	44,194	16,192	8,021
Valuation allowance	19,208	3,938	9,337	3,408	690	1,835
Average impaired loans - three months	254,486	31,949	154,316	46,382	14,518	7,321
Average impaired loans - six months	255,877	29,450	157,197	47,575	14,595	7,060

	At or for the Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$77,717	11,111	39,971	22,087	1,219	3,329
Unpaid principal balance	85,514	11,177	47,569	22,196	1,238	3,334
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	66,871	10,330	38,805	13,395	1,284	3,057

Loans without a specific valuation allowance
Recorded balance	$180,942	13,342	122,988	27,875	13,531	3,206
Unpaid principal balance	208,828	14,741	139,962	35,174	15,097	3,854
Average impaired loans	168,983	14,730	123,231	19,963	8,975	2,084

Totals
Recorded balance	$258,659	24,453	162,959	49,962	14,750	6,535
Unpaid principal balance	294,342	25,918	187,531	57,370	16,335	7,188
Valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average impaired loans	235,854	25,060	162,036	33,358	10,259	5,141

Interest income recognized on impaired loans for the periods ended June 30, 2012 and December 31, 2011 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$37,893	990	12,819	20,093	2,690	1,301
Accruing loans 60-89 days past due	10,814	5,175	2,822	1,995	472	350
Accruing loans 90 days or more past due	3,267	421	1,547	980	145	174
Non-accrual loans	126,463	19,835	77,203	15,490	10,156	3,779

Total past due and non-accrual loans	178,437	26,421	94,391	38,558	13,463	5,604

Current loans receivable	3,266,759	499,130	1,557,299	603,628	408,786	197,916

Total loans receivable	$3,445,196	525,551	1,651,690	642,186	422,249	203,520

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,386	9,038	12,683	3,279	4,092	2,294
Accruing loans 60-89 days past due	17,700	2,678	11,660	1,034	1,276	1,052
Accruing loans 90 days or more past due	1,413	59	108	1,060	156	30
Non-accrual loans	133,689	11,881	87,956	21,685	10,272	1,895

Total past due and non-accrual loans	184,188	23,656	112,407	27,058	15,796	5,271

Current loans receivable	3,281,947	493,151	1,559,652	596,810	424,773	207,561

Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

The following is a summary of the troubled debt restructurings (“TDR”) that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	47	5	15	22	1	4
Pre-modification outstanding balance	$11,929	1,342	5,736	4,309	310	232
Post-modification outstanding balance	$10,650	1,342	4,444	4,322	310	232

Troubled debt restructurings that subsequently defaulted
Number of loans	9	—	4	2	1	2
Recorded balance	$3,127	—	2,077	531	442	77

	Six Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	103	8	40	41	7	7
Pre-modification outstanding balance	$28,455	1,701	16,846	8,432	1,095	381
Post-modification outstanding balance	$26,469	1,701	14,838	8,454	1,095	381

Troubled debt restructurings that subsequently defaulted
Number of loans	20	—	11	5	2	2
Recorded balance	$6,207	—	4,735	798	597	77

The majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 31 percent of total TDRs. In addition, 19 percent of total TDRs were a result of a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount and 19 percent were a result of a payment deferral or change to interest. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 32 percent was due to a payment deferral or change to interest rate and 24 percent was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $24,390,000 for the six months ended June 30, 2012 for which other real estate owned was received in full or partial satisfaction of the loans. The majority of such TDRs was in commercial real estate.

4)	Goodwill

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net carrying value at beginning of period	$106,100	146,259	106,100	146,259
Impairment charge	—	—	—	—

Net carrying value at end of period	106,100	146,259	106,100	146,259

(Dollars in thousands)	June 30, 2012	December 31, 2011
Gross carrying value	146,259	146,259
Accumulated impairment charge	(40,159)	(40,159)

Net carrying value	$106,100	106,100

The Company performed its annual goodwill impairment test during the third quarter of 2011. Due to high levels of volatility and dislocation in prices of shares of publicly-held, exchange listed banking companies, a goodwill impairment charge was recognized by the Company during the third quarter of 2011. Prior to April 30, 2012, the Company had eleven bank reporting units, each of which had a goodwill impairment assessment. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank and the eleven bank reporting units are now aggregated for assessment of goodwill impairment. The Company has identified that the divisions are components of the Glacier Bank operating segment since there are segment managers; however, the components can be aggregated due to the components having similar economic characteristics.

Since there were no events or circumstances, including the combining of the eleven bank subsidiaries, that occurred since third quarter 2011 that would more-likely-than-not reduce the fair value of the Bank reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2012.

5)	Derivatives and Hedging Activities

The Company’s interest rate derivative financial instruments as of June 30, 2012 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Term

Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021 [2]
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov 30, 2015 - Nov. 30, 2022 [2]

[1]	The Company pays the fixed interest rate and the counterparties pay the Company the variable interest rate.
[2]	No cash will be exchanged prior to the term.

The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

The following table summarizes the fair value of the Company’s interest rate derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011

Interest rate swap	Other liabilities	$14,845	8,906

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $22,087,000 at June 30, 2012. There was no collateral pledged from the counterparties to the Company as of June 30, 2012. There is the possibility that the Company may need to pledge additional collateral in the future.

6)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Unrealized holding gains on available-for-sale securities	$86,945	63,711
Tax effect	(33,822)	(24,783)

Net of tax amount	53,123	38,928

Change in fair value of derivatives used for cash flow hedges	(14,845)	(8,906)
Tax effect	5,775	3,465

Net of tax amount	(9,070)	(5,441)

Total accumulated other comprehensive income	$44,053	33,487

7)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net income available to common stockholders, basic and diluted	$18,981	11,886	35,314	22,171

Average outstanding shares - basic	71,928,697	71,915,073	71,921,885	71,915,073
Add: dilutive stock options and awards	156	—	105	—

Average outstanding shares - diluted	71,928,853	71,915,073	71,921,990	71,915,073

Basic earnings per share	$0.26	0.17	0.49	0.31

Diluted earnings per share	$0.26	0.17	0.49	0.31

There were 945,063 and 1,641,528 options excluded from the diluted average outstanding share calculation for the six months ended June 30, 2012 and 2011, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Recurring Measurements

The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2012.

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

Fair value determinations of investment securities are the responsibility of the Company’s corporate accounting department. The Company contracts with independent third party pricing vendors to generate fair value estimates on a monthly basis. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. The Company makes independent inquiries of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviews payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used are models for which management verifies that discount rates are appropriately adjusted to reflect illiquidity and credit risk. The Company also independently obtains cash flow estimates that are stressed at levels that exceed those used by the independent third party pricing vendors.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 6/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$205	—	205	—
U.S. government sponsored enterprises	25,488	—	25,488	—
State and local governments	1,193,080	—	1,193,080	—
Corporate bonds	159,926	—	159,926	—
Collateralized debt obligations	2,734	—	2,734	—
Residential mortgage-backed securities	2,022,849	—	2,022,849	—

Total assets measured at fair value on a recurring basis	$3,404,282	—	3,404,282	—

Interest rate swaps	$14,845	—	14,845	—

Total liabilities measured at fair value on a recurring basis	$14,845	—	14,845	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$208	—	208	—
U.S. government sponsored enterprises	31,155	—	31,155	—
State and local governments	1,064,655	—	1,064,655	—
Corporate bonds	62,237	—	62,237	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,963,122	—	1,963,122	—

Total assets measured at fair value on a recurring basis	$3,126,743	—	3,126,743	—

Interest rate swaps	$8,906	—	8,906	—

Total liabilities measured at fair value on a recurring basis	$8,906	—	8,906	—

Level 3 Reconciliation

There were no Level 3 fair value measurements during the six month period ended June 30, 2012.

The following schedule reconciles the opening and closing balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Investment Securities
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance as of December 31, 2010	$6,751	6,595	156
Total unrealized gains for the period included in other comprehensive income	1,641	1,598	43
Amortization, accretion and principal payments	(2,240)	(2,240)	—

Balance as of June 30, 2011	$6,152	5,953	199

Non-recurring Measurements

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2012.

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

The Company’s credit departments review appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The Company also considers other factors and events in the environment that may affect the fair value. The fair values are reduced by discounts to consider lack of marketability and estimated cost to sell. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to the impaired loan or OREO may occur. The Company generally obtains new or updated appraisals or evaluations annually.

Goodwill: Prior to April 30, 2012, goodwill was evaluated for impairment at the bank subsidiary level at least annually. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank and the eleven bank reporting units are now aggregated for assessment of goodwill impairment. The evaluation of goodwill impairment will be reviewed during the third quarter of 2012 and the inputs and valuation methods are not expected to change. The key inputs used to determine the implied fair value and the corresponding amount of the impairment charge includes quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. These inputs are classified within Level 3 of the fair value hierarchy. The goodwill impairment evaluation is the responsibility of the Company’s corporate accounting department. Valuations and significant inputs developed by the independent valuation firm are reviewed by the Company for accuracy and reasonableness. For additional information regarding goodwill and reporting unit(s), see Note 4.

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 6/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$25,026	—	—	25,026
Collateral-dependent impaired loans, net of ALLL	37,159	—	—	37,159

Total assets measured at fair value on a non-recurring basis	$62,185	—	—	62,185

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$38,076	—	—	38,076
Collateral-dependent impaired loans, net of ALLL	55,339	—	—	55,339
Goodwill	24,718	—	—	24,718

Total assets measured at fair value on a non-recurring basis	$118,133	—	—	118,133

Fair Value of Financial Instruments

The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Cash and cash equivalents: fair value is estimated at book value.

Loans held for sale: fair value is estimated at book value due to the insignificant time between origination date and sale date.

Loans receivable, net of ALLL: fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The market rates used are based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 and all other loans are classified as Level 2 within the hierarchy.

Accrued interest receivable: fair value is estimated at book value.

Non-marketable equity securities: fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by the Company’s local competitors. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates and such deposits are classified in Level 1 of the valuation hierarchy. Certificate accounts and wholesale deposits are classified as Level 2 within the hierarchy.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount 6/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$140,419	140,419	—	—
Investment securities, available-for-sale	3,404,282	—	3,404,282	—
Loans held for sale	88,442	88,442	—	—
Loans receivable, net of ALLL	3,307,737	—	3,175,795	218,691
Accrued interest receivable	37,108	37,108	—	—
Non-marketable equity securities	50,371	—	50,371	—

Total financial assets	$7,028,359	265,969	6,630,448	218,691

Financial liabilities
Deposits	$4,982,269	3,300,960	1,689,452	—
FHLB advances	906,029	—	937,226	—
Repurchase agreements and other borrowed funds	476,757	—	476,757	—
Subordinated debentures	125,347	—	—	66,168
Accrued interest payable	5,076	5,076	—	—
Interest rate swaps	14,845	—	14,845	—

Total financial liabilities	$6,510,323	3,306,036	3,118,280	66,168

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount 12/31/11	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$128,032	128,032	—	—
Investment securities, available-for-sale	3,126,743	—	3,126,743	—
Loans held for sale	95,457	95,457	—	—
Loans receivable, net of ALLL	3,328,619	—	3,146,502	239,831
Accrued interest receivable	34,961	34,961	—	—
Non-marketable equity securities	49,694	—	49,694	—

Total financial assets	$6,763,506	258,450	6,322,939	239,831

Financial liabilities
Deposits	$4,821,213	3,132,261	1,698,382	—
FHLB advances	1,069,046	—	1,099,699	—
Repurchase agreements and other borrowed funds	268,638	—	268,642	—
Subordinated debentures	125,275	—	—	65,903
Accrued interest payable	5,825	5,825	—	—
Interest rate swaps	8,906	—	8,906	—

Total financial liabilities	$6,298,903	3,138,086	3,075,629	65,903

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on the Company than expected;

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

•	changes in accounting principles, policies and guidelines applicable to banking;

•	costs or difficulties related to the integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become additionally impaired, which may have an adverse impact on our earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of our common stock and our ability to raise additional capital in the future;

•	competition from other financial services companies in our markets;

•	loss of services from the senior management team; and

•	the Company’s success in managing risks involved in the foregoing.

Please take into account that the forward-looking statements only apply as of the date of this report or documents incorporated by reference herein. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

Financial Condition Analysis

Assets

The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2011 and June 30, 2011:

(Unaudited - Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011	$ Change from December 31, 2011	$ Change from June 30, 2011

Cash and cash equivalents	$140,419	128,032	129,041	12,387	11,378
Investment securities, available-for-sale	3,404,282	3,126,743	2,784,415	277,539	619,867
Loans receivable
Residential real estate	525,551	516,807	527,808	8,744	(2,257)
Commercial	2,293,876	2,295,927	2,390,388	(2,051)	(96,512)
Consumer and other	625,769	653,401	683,615	(27,632)	(57,846)

Loans receivable	3,445,196	3,466,135	3,601,811	(20,939)	(156,615)
Allowance for loan and lease losses	(137,459)	(137,516)	(139,795)	57	2,336

Loans receivable, net	3,307,737	3,328,619	3,462,016	(20,882)	(154,279)

Other assets	581,664	604,512	602,848	(22,848)	(21,184)

Total assets	$7,434,102	7,187,906	6,978,320	246,196	455,782

Investment securities increased $165 million, or 5 percent, during the current quarter and increased $620 million, or 22 percent, from June 30, 2011. During the current quarter and previous twelve months, the Company purchased investment securities to primarily offset the lack of loan growth and to maintain interest income. The increase in investment securities for the current quarter occurred in collateralized mortgage obligation (“CMO”), corporate and municipal bonds. The majority of the purchases were CMOs which were significantly offset by CMO principal paydowns during the quarter. Investment securities represent 46 percent of total assets at June 30, 2012 versus 44 percent at December 31, 2011 and 40 percent at June 30, 2011.

A real positive for the current quarter was the loan portfolio grew for the first time in several years. The loan portfolio increased during the current quarter by $12.0 million, or 1 percent annualized, to a total of $3.445 billion at June 30, 2012. Excluding net charge-offs of $7.1 million and loans of $5.4 million transferred to other real estate owned, loans increased $24.5 million, or 3 percent annualized, during the current quarter. The largest increase in dollars during the current quarter was in commercial loans which increased $10.4 million, or 0.5 percent, from March 31, 2012. The largest increase by percentage during the current quarter was in residential real estate loans which increased $10.1 million, or 2 percent, from March 31, 2012. The decrease in consumer and other loans was primarily driven by the Company reducing its exposure to consumer land and lot loans in combination with customers paying down lines of credit and reducing other debt. The continued slowness in the economy and low levels of loan demand could continue to place pressure on the Company in future periods and was the cause of the decrease in the loan portfolio over the prior periods. During the past twelve months, the loan portfolio decreased $157 million, or 4 percent, from total loans of $3.602 billion at June 30, 2011. The Company continues to reduce its exposure to land, lot and other construction loans which totaled $346 million as of June 30, 2012, a decrease of $92.9 million, or 21 percent, since the prior year second quarter.

Liabilities

The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2011 and June 30, 2011:

(Unaudited - Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011	$ Change from December 31, 2011	$ Change from June 30, 2011

Non-interest bearing deposits	$1,066,662	1,010,899	916,887	55,763	149,775
Interest bearing deposits	3,915,607	3,810,314	3,787,912	105,293	127,695
Federal funds purchased	—	—	48,000	—	(48,000)
Repurchase agreements	466,784	258,643	251,303	208,141	215,481
FHLB advances	906,029	1,069,046	925,061	(163,017)	(19,032)
Other borrowed funds	9,973	9,995	14,799	(22)	(4,826)
Subordinated debentures	125,347	125,275	125,203	72	144
Other liabilities	67,519	53,507	44,383	14,012	23,136

Total liabilities	$6,557,921	6,337,679	6,113,548	220,242	444,373

At June 30, 2012, non-interest bearing deposits of $1.067 billion increased $27.6 million, or 3 percent, since March 31, 2012 and increased $150 million, or 16 percent, since June 30, 2011. Interest bearing deposits of $3.916 billion at June 30, 2012 included $646 million of wholesale deposits of which $180 million were reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). In addition to reciprocal deposits, wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts. Interest bearing deposits increased $105 million, or 3 percent, since December 31, 2011 and included an increase of $38.2 million in wholesale deposits. Interest bearing deposits increased $128 million, or 3 percent, from June 30, 2011 and included a decrease of $43.4 million in wholesale deposits. The increase in deposits during the first half of 2012 and throughout 2011 has been driven by the Company’s success in generating new personal and business customer relationships, as well as existing customers retaining cash deposits for liquidity purposes due to the continued uncertainty in the current economic environment. These deposit increases have been beneficial to the Company in funding the investment securities portfolio growth at lower cost over the prior twelve months.

The Company’s level and mix of borrowings has fluctuated as needed to supplement deposit growth and to fund the growth in investment securities. Since the prior year end, Federal Home Loan Bank (“FHLB”) advances decreased $163 million and have decreased $19.0 million since the prior year second quarter. The increase in funding through repurchase agreements from the prior year end and the prior year second quarter was primarily due to the $195 million in wholesale repurchase agreements as of current quarter end compared to no wholesale repurchase agreements as of year end and only $15.0 million of wholesale repurchase agreements as of the prior year second quarter. The wholesale repurchase agreements were utilized as a source of low cost alternative funding.

Stockholders’ Equity

The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2011 and June 30, 2011:

(Unaudited - Dollars in thousands, except per share data)	June 30, 2012	December 31, 2011	June 30, 2011	$ Change from December 31, 2011	$ Change from June 30, 2011

Common equity	$832,128	816,740	840,133	15,388	(8,005)
Accumulated other comprehensive income	44,053	33,487	24,639	10,566	19,414

Total stockholders’ equity	876,181	850,227	864,772	25,954	11,409
Goodwill and core deposit intangible, net	(113,297)	(114,384)	(155,699)	1,087	42,402

Tangible stockholders’ equity	$762,884	735,843	709,073	27,041	53,811

Stockholders’ equity to total assets	11.79%	11.83%	12.39%
Tangible stockholders’ equity to total tangible assets	10.42%	10.40%	10.39%
Book value per common share	$12.18	11.82	12.02	0.36	0.16
Tangible book value per common share	$10.61	10.23	9.86	0.38	0.75
Market price per share at end of period	$15.46	12.03	13.48	3.43	1.98

Tangible stockholders’ equity and book value per share increased $27.0 million and $0.38 per share from the prior year end, resulting in tangible stockholders’ equity to tangible assets of 10.42 percent and tangible book value per share of $10.61 as of June 30, 2012. The increases came from earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $53.8 million, or $0.75 per share since June 30, 2011, primarily a result of an increase in accumulated other comprehensive income. The $8.0 million decrease in common equity from June 30, 2011 included a third quarter 2011 goodwill impairment charge (net of tax) of $32.6 million.

On June 27, 2012, the Company’s Board of Directors declared a cash dividend of $0.13 per share, payable July 19, 2012 to shareholders of record on July 10, 2012. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Results of Operations – The Three Months ended June 30, 2012

Compared to the Three Months ended March 31, 2012 and June 30, 2011

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	June 30, 2012	March 31, 2012	June 30, 2011

Net income	$18,981	16,333	11,886
Diluted earnings per share	$0.26	0.23	0.17
Return on average assets (annualized)	1.04%	0.91%	0.69%
Return on average equity (annualized)	8.69%	7.58%	5.54%

The Company reported net income for the current quarter of $19.0 million, an increase of $7.1 million, or 60 percent, compared to $11.9 million for the prior year second quarter. The earnings improvement for the current quarter and the first half of 2012 was reflective of the reduction in the provision for loan losses as a result of the improvement in the credit quality. Diluted earnings per share for the current quarter was $0.26 per share, an increase of 53 percent from the prior year second quarter earnings per share of $0.17.

Revenue Summary

The following tables summarize revenue for the periods indicated, including the amount and percentage change from March 31, 2012 and June 30, 2011:

	Three Months ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	June 30, 2011
Net interest income
Interest income	$64,192	67,884	71,562
Interest expense	9,044	9,598	11,331

Total net interest income	55,148	58,286	60,231

Non-interest income
Service charges, loan fees, and other fees	12,404	11,438	12,258
Gain on sale of loans	7,522	6,813	4,291
Loss on sale of investments	—	—	(591)
Other income	1,865	2,087	1,893

Total non-interest income	21,791	20,338	17,851

	$76,939	78,624	78,082

Net interest margin (tax-equivalent)	3.49%	3.73%	4.01%

(Dollars in thousands)	$ Change from March 31, 2012	$ Change from June 30, 2011	% Change from March 31, 2012	% Change from June 30, 2011
Net interest income
Interest income	$(3,692)	$(7,370)	-5%	-10%
Interest expense	(554)	(2,287)	-6%	-20%

Total net interest income	(3,138)	(5,083)	-5%	-8%

Non-interest income
Service charges, loan fees, and other fees	966	146	8%	1%
Gain on sale of loans	709	3,231	10%	75%
Loss on sale of investments	—	591	n/m	-100%
Other income	(222)	(28)	-11%	-1%

Total non-interest income	1,453	3,940	7%	22%

	$(1,685)	$(1,143)	-2%	-1%

Net Interest Income

The current quarter net interest income of $55.1 million decreased $3.1 million, or 5 percent, over the prior quarter and decreased $5.1 million, or 8 percent, over the prior year second quarter. The current quarter interest income of $64.2 million decreased $3.7 million, or 5 percent, over the prior quarter and decreased $7.4 million, or 10 percent, over the prior year second quarter. A primary driver of the decrease in interest income was the $15.9 million of premium amortization (net of discount accretion) on investment securities in the current quarter which was an increase of $2.6 million over the prior quarter and an increase of $8.3 million over the prior year second quarter. The accelerated premium amortization during the current and prior quarters reflects the growth in the CMO investment securities over the course of the prior year as well as the increased mortgage refinance activity as mortgage rates have declined significantly to record lows over the same time period. The decrease in interest expense of $554 thousand, or 6 percent, from the prior quarter and the decrease of $2.3 million, or 20 percent, in interest expense from the prior year second quarter was the result of a decrease in interest rates on deposits as a result of the Company’s continued focus on reducing deposit and borrowing costs. The funding cost for the current quarter was 68 basis points compared to 72 basis points for the prior quarter and 89 basis points for the prior year second quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.49 percent, a decrease of 24 basis points from the prior quarter net interest margin of 3.73 percent. Although there was a reduction in funding costs of 4 basis points during the current quarter compared to the prior quarter, the reduction was not enough to offset the 28 basis points reduction in yield on earning assets during the current quarter compared to the prior quarter. The decrease in yield on earning assets during the current quarter compared to the prior quarter was the result of a 12 basis points reduction in yield on the loan portfolio, and a 41 basis points reduction in yield on the investment securities. Of the 41 basis points reduction on investment securities, 28 basis points was due to the increase in premium amortization. The premium amortization in the current quarter accounted for a 94 basis points reduction in the net interest margin compared to a 79 basis points reduction in the prior quarter and 48 basis points reduction in the net interest margin in the prior year second quarter. As a result of fewer loans moving to non-accrual status and the greater dispositions of existing non-accrual loans, the reversal of interest income on non-accrual loans accounted for a 2 basis points reduction in the net interest margin during the current quarter.

Non-interest Income

Non-interest income for the current quarter totaled $21.8 million, an increase of $1.5 million over the prior quarter and an increase of $3.9 million over the same quarter last year. Gain on sale of loans increased $709 thousand, or 10 percent, over the prior quarter and $3.2 million, or 75 percent, over the prior year second quarter as there was an increase in origination and refinance volume due to lower interest rates and borrowers taking advantage of government assistance programs. Service charge fee income increased $966 thousand from the linked quarter, the majority of which was from higher overdraft fees driven by the increased number of deposit accounts. Service charge fee income increased $146 thousand, or 1 percent, from the prior year second quarter. Other income of $1.9 million for the current quarter was a decrease of $222 thousand from the prior quarter as a result of small changes in several categories. Included in other income was operating revenue of $186 thousand from other real estate owned and gains of $228 thousand on the sale of other real estate owned, which total $414 thousand for the current quarter compared to $528 thousand for the prior quarter and $697 thousand for the prior year second quarter.

Non-interest Expense

The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from March 31, 2012 and June 30, 2011:

	Three Months ended
(Dollars in thousands)	June 30, 2012	March 31, 2012	June 30, 2011

Compensation and employee benefits	$23,684	23,560	21,170
Occupancy and equipment	5,825	5,968	5,728
Advertising and promotions	1,713	1,402	1,635
Outsourced data processing	788	846	791
Other real estate owned	2,199	6,822	5,062
Federal Deposit Insurance Corporation premiums	1,300	1,712	2,197
Core deposit intangibles amortization	535	552	590
Other expense	10,146	8,183	9,047

Total non-interest expense	$46,190	49,045	46,220

(Dollars in thousands)	$ Change from March 31, 2012	$ Change from June 30, 2011	% Change from March 31, 2012	% Change from June 30, 2011

Compensation and employee benefits	$124	$2,514	1%	12%
Occupancy and equipment	(143)	97	-2%	2%
Advertising and promotions	311	78	22%	5%
Outsourced data processing	(58)	(3)	-7%	0%
Other real estate owned	(4,623)	(2,863)	-68%	-57%
Federal Deposit Insurance Corporation premiums	(412)	(897)	-24%	-41%
Core deposit intangibles amortization	(17)	(55)	-3%	-9%
Other expense	1,963	1,099	24%	12%

Total non-interest expense	$(2,855)	$(30)	-6%	0%

Non-interest expense of $46.2 million for the current quarter decreased by $2.9 million, or 6 percent, from the prior quarter and decreased by $30 thousand from the prior year second quarter. The changes over the prior quarter and the prior year second quarter were driven primarily by other real estate owned expense. Other real estate owned expense decreased $4.6 million, or 68 percent, from the prior quarter and decreased $2.9 million, or 57 percent, from the prior year second quarter. The current quarter other real estate owned expense of $2.2 million included $639 thousand of operating expense, $1.2 million of fair value write-downs, and $316 thousand of loss on sale of other real estate owned. Other real estate owned expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosed properties.

Excluding other real estate owned expense, non-interest expense increased $1.8 million, or 4 percent, from the prior quarter and increased $2.8 million, or 7 percent, from the prior year second quarter. Compensation and employee benefits increased by $2.5 million, or 12 percent, from the prior year second quarter and was attributable to a revised Company incentive program and the restoration in 2012 of certain compensation cuts made in 2011. Advertising and promotion expense of $1.7 million for the current quarter increased $311 thousand over the prior quarter as the Company typically spends less on advertising in the first quarter. Other expense increased $2.0 million, or 24 percent, from the prior quarter primarily due to expenses associated with New Markets Tax Credit investments. Other expense increased $1.1 million, or 12 percent, from the prior year second quarter as a result of increases in several categories including loan expenses and miscellaneous expenses. The Company continues to work diligently in reducing expenses in areas of direct control.

Efficiency Ratio

The efficiency ratio for the current quarter was 54 percent compared to 52 percent for the prior year second quarter. The higher efficiency ratio was the result of a decrease in net interest income, primarily from an increase in premium amortization on investment securities, and an increase in non-interest expense, largely from higher compensation and other expenses.

Provision for Loan Losses

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Subsidiary Assets
Q2 2012	$7,925	7,052	3.99%	1.41%	2.69%
Q1 2012	8,625	9,555	3.98%	1.24%	2.91%
Q4 2011	8,675	9,252	3.97%	1.42%	2.92%
Q3 2011	17,175	18,877	3.92%	0.60%	3.49%
Q2 2011	19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%
Q3 2010	19,162	26,570	3.47%	1.06%	4.03%

The levels of net-charged off loans continue to trend lower as the Company continues to work through the non-performing assets. Net charged-off loans during the current quarter of $7.1 million decreased $2.5 million compared to the prior quarter and decreased $13.1 million, or 65 percent, compared to the prior year second quarter. The current quarter provision for loan losses was $7.9 million, which decreased $700 thousand compared to the $8.6 million for the prior quarter and a decrease of $11.2 million from the second quarter of 2011. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Results of Operations – The Six Months ended June 30, 2012

Compared to the Six Months ended June 30, 2011

Performance Summary

	Six Months ended
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011

Net income	$35,314	22,171
Diluted earnings per share	$0.49	0.31
Return on average assets (annualized)	0.97%	0.66%
Return on average equity (annualized)	8.14%	5.25%

Net income for the six months ended June 30, 2012 was $35.3 million, which was an increase of $13.1 million, or 59 percent, over the prior year first six months. Diluted earnings per share of $0.49 was an increase of $0.18, or 58 percent, earned in the first half of 2011.

Revenue Summary

The following table summarizes revenue for the periods indicated, including the amount and percentage change from June 30, 2011:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Net interest income
Interest income	$132,076	$139,935	$(7,859)	-6%
Interest expense	18,642	23,000	(4,358)	-19%

Total net interest income	113,434	116,935	(3,501)	-3%

Non-interest income
Service charges, loan fees, and other fees	23,842	23,443	399	2%
Gain on sale of loans	14,335	8,985	5,350	60%
Loss on sale of investments	—	(467)	467	-100%
Other income	3,952	3,285	667	20%

Total non-interest income	42,129	35,246	6,883	20%

	$155,563	$152,181	$3,382	2%

Net interest margin (tax-equivalent)	3.61%	3.96%

Net Interest Income

Net interest income for the first half of 2012 decreased $3.5 million, or 3 percent, over the same period last year. During 2012, interest income decreased $7.9 million, or 6 percent, while interest expense decreased $4.4 million, or 19 percent from the first half of 2011. The decrease in interest income from the first half of the prior year was due to the increase in premium amortization on investment securities coupled with the reduction in loan balances, the combination of which put further pressure on earning asset yields. Interest income was reduced by $29.2 million in premium amortization (net of discount accretion) on investment securities which was an increase of $11.7 million from the first six months of the prior year. This increase in premium amortization was the result of both the increased purchases of investment securities combined with the continued refinance activity. The decrease in interest expense during the current year was primarily attributable to the decreases in rates on interest bearing deposits and borrowings. The funding cost for the first half of 2012 was 70 basis points compared to 92 basis points for the first half 2011.

The net interest margin, on a tax-equivalent basis, for the first half of 2012 was 3.61 percent, a 35 basis points reduction from the net interest margin of 3.96 percent for the first half of 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher premium amortization on investment securities. The premium amortization in 2012 accounted for an 87 basis points reduction in the net interest margin which is an increase of 31 basis points compared to a 56 basis points reduction in the net interest margin for the same period last year.

Non-interest Income

Non-interest income of $42.1 million for 2012 increased $6.9 million, or 20 percent, over non-interest income of $35.2 million for the first half of 2011. Gain on sale of loans for the first half of 2012 increased $5.4 million, or 60 percent, from the first half of 2011 due to greater refinance and loan origination activity. Other income for the first half of 2012 increased $667 thousand, or 20 percent, over the first half of 2011 of which $573 thousand of the increase was from debit card income. Included in other income was operating revenue of $237 thousand from other real estate owned and gains of $704 thousand on the sale of other real estate owned, which aggregated $942 thousand for the first half of 2012 compared to $965 thousand for the same period in the prior year.

Non-interest Expense

The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2011:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2012	June 30, 2011

Compensation and employee benefits	$47,244	$42,773	$4,471	10%
Occupancy and equipment	11,793	11,682	111	1%
Advertising and promotions	3,115	3,119	(4)	0%
Outsourced data processing	1,634	1,564	70	4%
Other real estate owned	9,021	7,161	1,860	26%
Federal Deposit Insurance Corporation premiums	3,012	4,521	(1,509)	-33%
Core deposit intangibles amortization	1,087	1,317	(230)	-17%
Other expense	18,329	16,559	1,770	11%

Total non-interest expense	$95,235	$88,696	$6,539	7%

Compensation and employee benefits for the first half of 2012 increased $4.5 million, or 10 percent, and was attributable to a revised Company incentive program and the restoration in the first half of 2012 of certain compensation cuts made in the first half of 2011. Other real estate owned expense of $9.0 million in the first six months of 2012 increased $1.9 million, or 26 percent, from the first half of the prior year. The other real estate owned expense for the first half of 2012 included $1.5 million of operating expenses, $6.7 million of fair value write-downs, and $865 thousand of loss on sale of other real estate owned. Other expense in the first six months of 2012 increased $1.8 million, or 11 percent, from the first half of the prior year and was primarily driven by increases in loan expenses and several miscellaneous categories.

Efficiency Ratio

The efficiency ratio was 53 percent for the first half of 2012 and 52 percent for the first half of 2011. Although there were significant increases in non-interest income from the first half of the prior year, it was not enough to offset the decrease in net interest income and the increase in non-interest expense in the first half of 2012.

Provision for Loan Losses

The provision for loan losses was $16.6 million for the first half of 2012, a decrease of $22.1 million, or 57 percent, from the same period in the prior year. Net charged-off loans during the first half of 2012 was $16.6 million, a decrease of $19.4 million from the first half of 2011. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $6.3 million, or 38 percent of total net charged-off loans.

Additional Management’s Discussion and Analysis

Lending Activity and Practices

The Company focuses its lending activity primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” provides more information about the loan portfolio.

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from 12/31/11	% Change from 6/30/11
(Dollars in thousands)	Balance 6/30/12	Balance 12/31/11	Balance 6/30/11
Custom and owner occupied construction	$39,052	35,422	32,094	10%	22%
Pre-sold and spec construction	49,638	58,811	61,022	-16%	-19%

Total residential construction	88,690	94,233	93,116	-6%	-5%

Land development	93,361	103,881	134,539	-10%	-31%
Consumer land or lots	114,475	125,396	136,255	-9%	-16%
Unimproved land	59,548	66,074	74,597	-10%	-20%
Developed lots for operative builders	21,101	25,180	26,976	-16%	-22%
Commercial lots	25,035	26,621	27,581	-6%	-9%
Other construction	32,079	34,346	38,536	-7%	-17%

Total land, lot, and other construction	345,599	381,498	438,484	-9%	-21%

Owner occupied	701,078	697,131	691,370	1%	1%
Non-owner occupied	444,419	436,021	436,674	2%	2%

Total commercial real estate	1,145,497	1,133,152	1,128,044	1%	2%

Commercial and industrial	413,908	408,054	425,524	1%	-3%

1st lien	690,638	688,455	659,950	0%	5%
Junior lien	87,544	95,508	97,344	-8%	-10%

Total 1-4 family	778,182	783,963	757,294	-1%	3%

Home equity lines of credit	338,459	350,229	368,864	-3%	-8%
Other consumer	109,043	109,235	112,567	0%	-3%

Total consumer	447,502	459,464	481,431	-3%	-7%

Agriculture	162,534	151,031	164,498	8%	-1%
Other	151,726	150,197	148,860	1%	2%
Loans held for sale	(88,442)	(95,457)	(35,440)	-7%	150%

Total	$3,445,196	3,466,135	3,601,811	-1%	-4%

Non-performing Assets

The following table summarizes information regarding non-performing assets at the dates indicated:

(Dollars in thousands)	At or for the Six Months ended June 30, 2012	At or for the Year ended December 31, 2011	At or for the Six Months ended June 30, 2011

Other real estate owned	$69,170	78,354	99,585

Accruing loans 90 days or more past due
Residential real estate	421	59	1,026
Commercial	2,527	1,168	5,469
Consumer and other	319	186	682

Total	3,267	1,413	7,177

Non-accrual loans
Residential real estate	19,835	11,881	14,444
Commercial	92,693	109,641	128,764
Consumer and other	13,935	12,167	11,576

Total	126,463	133,689	154,784

Total non-performing assets [1]	$198,900	213,456	261,546

Non-performing assets as a percentage of subsidiary assets	2.69%	2.92%	3.68%

Allowance for loan and lease losses as a percentage of non-performing loans	106%	102%	86%

Accruing loans 30-89 days past due	$48,707	49,086	41,151

Troubled debt restructurings not included in non-performing assets	$88,483	98,859	35,687

Interest income [2]	$3,392	7,441	4,298

[1]	As of June 30, 2012, non-performing assets have not been reduced by U.S. government guarantees of $2.4 million.
[2]

Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

(Dollars in thousands)	Non-performing Assets, by Loan Type			Non- Accruing Loans 6/30/12	Accruing Loans 90 Days or More Past Due 6/30/12	Other Real Estate Owned 6/30/12
	Balance 6/30/12	Balance 12/31/11	Balance 6/30/11
Custom and owner occupied construction	$2,914	1,531	2,979	1,821	415	678
Pre-sold and spec construction	7,473	5,506	17,941	5,036	—	2,437

Total residential construction	10,387	7,037	20,920	6,857	415	3,115

Land development	47,154	56,152	80,685	25,248	356	21,550
Consumer land or lots	9,728	8,878	12,693	4,847	127	4,754
Unimproved land	28,914	35,771	43,215	17,213	96	11,605
Developed lots for operative builders	6,932	9,001	6,731	5,089	186	1,657
Commercial lots	2,581	2,032	2,353	960	—	1,621
Other construction	5,124	5,133	4,582	212	—	4,912

Total land, lot and other construction	100,433	116,967	150,259	53,569	765	46,099

Owner occupied	18,210	23,931	21,591	10,551	829	6,830
Non-owner occupied	3,509	4,897	8,210	3,380	—	129

Total commercial real estate	21,719	28,828	29,801	13,931	829	6,959

Commercial and industrial	8,077	12,855	13,262	7,588	433	56

1st lien	34,285	31,083	31,312	26,203	15	8,067
Junior lien	8,861	2,506	2,687	8,536	325	—

Total 1-4 family	43,146	33,589	33,999	34,739	340	8,067

Home equity lines of credit	6,939	6,361	5,764	6,454	227	258
Other consumer	405	360	382	281	47	77

Total consumer	7,344	6,721	6,146	6,735	274	335

Agriculture	7,541	7,010	7,159	3,044	211	4,286
Other	253	449	—	—	—	253

Total	$198,900	213,456	261,546	126,463	3,267	69,170

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	Balance 6/30/12	Balance 12/31/11	Balance 6/30/11
Custom and owner occupied construction	$—	—	285
Pre-sold and spec construction	968	250	962

Total residential construction	968	250	1,247

Land development	460	458	1,826
Consumer land or lots	1,650	1,801	982
Unimproved land	1,129	1,342	1,200
Developed lots for operative builders	199	1,336	125
Commercial lots	—	—	148
Other construction	—	—	120

Total land, lot and other construction	3,438	4,937	4,401

Owner occupied	10,943	8,187	10,789
Non-owner occupied	950	1,791	6,643

Total commercial real estate	11,893	9,978	17,432

Commercial and industrial	20,847	4,637	5,033

1st lien	7,220	14,405	5,618
Junior lien	880	6,471	1,297

Total 1-4 family	8,100	20,876	6,915

Home equity lines of credit	2,541	3,416	4,043
Other consumer	698	1,172	1,089

Total consumer	3,239	4,588	5,132

Agriculture	222	3,428	352
Other	—	392	639

Total	$48,707	49,086	41,151

The Company continues to actively and methodically manage the disposition of non-performing assets which has resulted in a reduction of $15.7 million, or 7 percent, during the current quarter to a total of $198.9 million in non-performing assets. The non-performing assets also decreased $62.6 million, or 24 percent, from the prior year second quarter. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of $48.7 million continue to fluctuate and at June 30, 2012 increased $6.1 million from the prior quarter early stage delinquencies of $42.6 million and increased $7.6 million from the prior year second quarter early stage delinquencies of $41.2 million.

The largest category of non-performing assets was the land, lot and other construction category which was $100 million, or 50 percent, of the non-performing assets at June 30, 2012. Included in this category was $47.2 million of land development loans and $28.9 million in unimproved land loans at June 30, 2012. Although land, lot and other construction loans the past three years put pressure on the Company’s credit quality, the Company has continued to reduce this category. During the current quarter, land, lot and other construction non-performing assets were reduced by $7.2 million, or 7 percent.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations, the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. The Company evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. Throughout the year, the Company has maintained an adequate allowance for loan and lease losses while working to reduce non-performing assets. The improvement in the credit quality ratios during the previous twelve months are a product of this effort.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at June 30, 2012. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at June 30, 2012. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans accounted for 48 percent of the non-accrual loans of which unimproved land and land development loans collectively account for the bulk of the non-accrual construction loans. The Company had non-accrual construction loans that aggregated 5 percent or more of the Company’s $60.4 million in non-accrual construction loans at June 30, 2012 in the following geographic locations: Western Montana, Northern Idaho, and Boise and Sun Valley, Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the construction loan and other segments of the total loan portfolio.

Impaired Loans

Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $238 million and $259 million as of June 30, 2012 and December 31, 2011, respectively. The ALLL includes valuation allowances of $19.2 million and $18.8 million specific to impaired loans as of June 30, 2012 and December 31, 2011, respectively. Of the total impaired loans at June 30, 2012, there were 36 commercial real estate and other commercial loans that accounted for $97.2 million, or 41 percent, of the impaired loans. The 36 loans were collateralized by 131 percent of the loan value, the majority of which had appraisals (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2012, there were 197 loans aggregating $124 million, or 52 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $20.8 million. Of these loans, there were charge-offs of $7.0 million during 2012.

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

The Company generally obtains appraisals or evaluations (new or updated) annually for collateral underlying impaired loans. For collateral-dependent loans for which the appraisal of the underlying collateral is more than twelve months old, the Company updates collateral valuations through procedures that include obtaining current inspections of the collateral property, broker price opinions, comprehensive market analyses and current data for conditions and assumptions (e.g., discounts, comparable sales and trends) underlying the appraisals’ valuation techniques. The Company’s impairment and valuation procedures take into account new and updated appraisals on similar properties in the same area in order to capture current market valuation changes, unfavorable and favorable.

Restructured Loans

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $151 million as of June 30, 2012. The Company’s TDR loans are considered impaired loans of which $62.3 million are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of June 30, 2012 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At June 30, 2012, the Company has TDR loans of $32.4 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $35.9 million in other loans that are on accrual status.

Other Real Estate Owned

The loan book value prior to the acquisition and transfer of the loan into other real estate owned (“OREO”) during 2012 was $24.4 million of which $8.8 million was residential real estate, $14.8 million was commercial, and $827 thousand was consumer loans. The loan collateral acquired in foreclosure during 2012 was $16.4 million of which $6.0 million was residential real estate, $9.9 million was commercial, and $538 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

(Dollars in thousands)	Six Months ended June 30, 2012	Year ended December 31, 2011	Six Months ended June 30, 2011

Balance at beginning of period	$78,354	73,485	73,485
Additions	16,372	79,295	49,570
Capital improvements	—	669	321
Write-downs	(6,653)	(16,246)	(2,351)
Sales	(18,903)	(58,849)	(21,440)

Balance at end of period	$69,170	78,354	99,585

The Company believes that the write-downs in 2012 and 2011 are not considered a trend in that several of such properties have characteristics unique to the property, including special or limited use, and locations of such properties. The Company also determined that the write-downs were not indicative of a trend which would likely affect the future operating results in light of the remaining holdings of real property and the Company’s experience in the geographic markets where the properties are located. However, there can be no assurance that future significant write-downs will not occur.

Allowance for Loan and Lease Losses

Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within the Company’s loan portfolio. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL, including the provision for loan losses and net charge-offs, is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan portfolio, economic conditions nationally and in the local markets in which the Company operates, changes in collateral values, delinquencies, non-performing assets and net charge-offs.

Although the Company continues to actively monitor economic trends, soft economic conditions combined with potential declines in the values of real estate that collateralize most of the Company’s loan portfolio may adversely affect the credit risk and potential for loss to the Company.

The ALLL evaluation is well documented and approved by the Company’s Board of Directors. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by the Company’s Board of Directors, the internal audit department, independent credit reviewers and state and federal bank regulatory agencies.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America. The allowance consists of a specific valuation allowance component and a general valuation allowance component. The specific valuation allowance component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.

The Bank divisions’ credit administration reviews the loan portfolio to determine which loans are impaired and estimates the specific valuation allowance. The impaired loans and related specific valuation allowance are then provided to the Company’s credit administration for further review and approval. The Company’s credit administration also determines the estimated general valuation and reviews and approves the overall ALLL for the Company. The credit administration of the Company exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on the Company’s historical loss experience for loans not identified as impaired. Quantification of the impact upon the Company’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Company’s unimpaired loan portfolio as of each evaluation date. The Company’s credit administration documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor. To have directional consistency, the provision for loan losses and credit quality should generally move in the same direction.

The Company is committed to a conservative management of the credit risk within the loan portfolio, including the early recognition of problem loans. The Company’s credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan portfolio, semi-annual review of loans by industry, and periodic stress testing of the loans secured by real estate.

The Company’s model of eleven Bank divisions with separate management teams provides substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process of identifying impaired loans is necessary to support management’s evaluation of the ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management’s evaluation of the loan portfolio credit quality. The loan review function also assesses the evaluation process and provides an independent analysis of the adequacy of the ALLL.

The Company considers the ALLL balance of $137 million adequate to cover inherent losses in the loan portfolio as of June 30, 2012. However, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ALLL amount, or that subsequent evaluations of the loan portfolio applying management’s judgment about then current factors, including economic and regulatory developments, will not require significant changes in the ALLL. Under such circumstances, this could result in enhanced provisions for loan losses. See additional risk factors in “Part II. Item 1A. Risk Factors.”

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2012			December 31, 2011			June 30, 2011
(Dollars in thousands)	Allowance for Loan and Lease Losses	Percent of ALLL in Category	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of ALLL in Category	Percent of Loans in Category	Allowance for Loan and Lease Losses	Percent of ALLL in Category	Percent of Loans in Category

Residential real estate	$18,139	13%	15%	17,227	13%	15%	17,412	12%	15%
Commercial real estate	79,098	58%	48%	76,920	56%	48%	79,885	57%	48%
Other commercial	20,570	15%	19%	20,833	15%	18%	19,615	14%	18%
Home equity	10,904	8%	12%	13,616	10%	13%	13,625	10%	13%
Other consumer	8,748	6%	6%	8,920	6%	6%	9,258	7%	6%

Totals	$137,459	100%	100%	137,516	100%	100%	139,795	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

(Dollars in thousands)	Six Months ended June 30, 2012	Year ended December 31, 2011	Six Months ended June 30, 2011

Balance at beginning of period	$137,516	137,107	137,107
Provision for loan losses	16,550	64,500	38,650

Charge-offs
Residential real estate	(1,320)	(5,671)	(3,157)
Commercial loans	(14,890)	(52,428)	(28,485)
Consumer and other loans	(3,527)	(11,267)	(6,676)

Total charge-offs	(19,737)	(69,366)	(38,318)

Recoveries
Residential real estate	147	486	315
Commercial loans	2,491	3,830	1,602
Consumer and other loans	492	959	439

Total recoveries	3,130	5,275	2,356

Charge-offs, net of recoveries	(16,607)	(64,091)	(35,962)

Balance at end of period	$137,459	137,516	139,795

Allowance for loan and lease losses as a percentage of total loans	3.99%	3.97%	3.88%

Net charge-offs as a percentage of total loans	0.48%	1.85%	1.00%

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs 6/30/12	Recoveries 6/30/12
(Dollars in thousands)	Balance 6/30/12	Balance 12/31/11	Balance 6/30/11
Custom and owner occupied construction	$—	206	131	—	—
Pre-sold and spec construction	2,393	4,069	3,123	2,511	118

Total residential construction	2,393	4,275	3,254	2,511	118

Land development	2,706	17,055	8,088	3,321	615
Consumer land or lots	1,957	7,456	4,570	2,187	230
Unimproved land	517	4,047	1,905	758	241
Developed lots for operative builders	1,201	943	617	1,212	11
Commercial lots	(81)	237	184	39	120
Other construction	—	1,568	1,615	—	—

Total land, lot and other construction	6,300	31,306	16,979	7,517	1,217

Owner occupied	1,318	3,815	1,869	1,418	100
Non-owner occupied	189	3,861	1,101	549	360

Total commercial real estate	1,507	7,676	2,970	1,967	460

Commercial and industrial	819	7,871	6,237	1,393	574

1st lien	2,122	7,031	3,635	2,232	110
Junior lien	2,441	1,663	1,346	2,614	173

Total 1-4 family	4,563	8,694	4,981	4,846	283

Home equity lines of credit	807	3,261	1,262	911	104
Other consumer	32	615	245	258	226

Total consumer	839	3,876	1,507	1,169	330

Agriculture	94	134	(2)	230	136
Other	92	259	36	104	12

Total	$16,607	64,091	35,962	19,737	3,130

The Company’s allowance is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2012 and 2011, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. At June 30, 2012, the allowance was $137 million, a decrease of $57 thousand from the prior year end and a decrease of $2.3 million from a year ago. The allowance was 3.99 percent of total loans outstanding at June 30, 2012, compared to 3.97 percent at December 31, 2011 and 3.88 percent at June 30, 2011. The allowance was 106 percent of non-performing loans at June 30, 2012, an increase from 102 percent at December 31, 2011 and an increase from 86 percent at June 30, 2011.

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Specific valuation allowance	$19,208	18,828	13,895
General valuation allowance	118,251	118,688	125,900

Total ALLL	$137,459	137,516	139,795

During 2012, the ALLL decreased by $57 thousand, the net result of a $380 thousand increase in the specific valuation allowance and a $437 thousand decrease in the general valuation allowance. The increase in the specific valuation allowance since the prior year end was primarily due to the increase in loans with a specific valuation allowance of $4.2 million. The general valuation allowance remained stable since the prior year end due to a minimal decrease in loans collectively evaluated for impairment.

Presented below are select statistics that were also considered when determining the adequacy of the Company’s ALLL at June 30, 2012:

Positive Trends

•

Non-accrual construction loans (i.e., residential construction and land, lot and other construction) were $60.4 million, or 48 percent, of the $126 million of non-accrual loans at June 30, 2012, a decrease of $2.1 million from March 31, 2012 and a decrease of $24.9 million from June 30, 2011. Non-accrual construction loans accounted for 48 percent of the $131 million of non-accrual loans at March 31, 2012 and 55 percent of the $155 million of non-accrual loans at June 30, 2011.

•

The $21.5 million total of non-accrual loans in the commercial real estate and commercial and industrial at June 30, 2012 decreased by $4.1 million from the prior quarter end and decreased $11.8 million from June 30, 2011.

•	Non-performing loans as a percent of total loans decreased to 3.77 percent at June 30, 2012 as compared to 4.09 percent at March 31, 2012 and 4.50 percent at June 30, 2011.

•	Charge-offs, net of recoveries, for the second quarter of 2012 were $7.1 million, a $2.5 million decrease from the prior quarter and a $13.1 million decrease from the same quarter of 2011.

•

Net charge-offs of construction loans were $3.9 million, or 56 percent, of the $7.1 million of net charge-offs during the current quarter compared to net charge-offs of construction loans of $4.8 million, or 50 percent, of the $9.6 million of net charge-offs during the prior quarter.

•	The allowance as a percent of non-performing loans was 106 percent at June 30, 2012, compared to 102 percent at year end 2011 and 86 percent at June 30, 2011.

Negative Trends

•

The $44.5 million total of non-accrual loans in the agriculture, 1-4 family, home equity lines of credit, consumer, and other loans at June 30, 2012 increased by $1.7 million from the prior quarter end and increased by $8.4 million from June 30, 2011.

•	Early stage delinquencies (accruing loans 30-89 days past due) increased to $48.7 million at June 30, 2012 from $42.6 million at March 31, 2012 and $41.2 million at June 30, 2011.

When applied to the Company’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $57 thousand. During the same period in 2011, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $2.7 million.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 108 locations, including 99 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain areas in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Though stabilizing, the soft economic conditions during much of 2010 continued during 2011 and the first half of 2012, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), elevated levels of existing inventory of real property, increases in real property delinquencies and foreclosures and corresponding decreases in absorption rates, and lower values of real property that collateralize most of the Company’s loan portfolio, among other factors. The weak economic conditions combined with the elevated levels of non-performing loans and charge-offs for commercial real estate loans contributed to the higher provision for loan losses in this loan portfolio class as compared to the other classes. National unemployment rates increased steadily from 5.0 in the first part of 2008 to a range of 8.5 to 10.0 during 2009 through 2011 and has recently declined to 8.2 in June of 2012. The unemployment rates for most states in which the Company conducts operations were generally lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas currently remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including new or updated appraisals or evaluations of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 13 percent of the Company’s total loan portfolio and account for 48 percent of the Company’s non-accrual loans at June 30, 2012. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines). Outstanding balances are centered in Western Montana and Northern Idaho, as well as Boise and Sun Valley, Idaho.

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

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis

Non-marketable equity securities owned at June 30, 2012 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers’ Bank of the West Bancorporation, Inc.

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

Based on the Company’s analysis of its impaired non-marketable equity securities as of June 30, 2012, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring during the first half of 2012 and throughout 2011 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. On August 5, 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody’s, S&P, Fitch, and DBRS).

The following table separates investments with an unrealized loss position at June 30, 2012 into two categories: investments purchased prior to 2012 and those purchased during the first half of 2012. Of those investments purchased prior to 2012, the fair market value and unrealized loss at December 31, 2011 is also presented.

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value

Temporarily impaired securities purchased prior to 2012
State and local governments	$17,753	(217)	-1.22%	17,532	(468)	-2.67%
Corporate bonds	25,249	(183)	-0.72%	24,526	(1,254)	-5.11%
Collateralized debt obligations	2,734	(114)	-4.17%	5,366	(282)	-5.26%
Residential mortgage-backed securities	415,178	(2,612)	-0.63%	670,619	(6,326)	-0.94%

Total	$460,914	(3,126)	-0.68%	718,043	(8,330)	-1.16%

Temporarily impaired securities purchased during 2012
State and local governments	$67,635	(629)	-0.93%
Corporate bonds	32,946	(245)	-0.74%
Residential mortgage-backed securities	513,727	(3,032)	-0.59%

Total	$614,308	(3,906)	-0.64%

Temporarily impaired securities
State and local governments	$85,388	(846)	-0.99%
Corporate bonds	58,195	(428)	-0.74%
Collateralized debt obligations	2,734	(114)	-4.17%
Residential mortgage-backed securities	928,905	(5,644)	-0.61%

Total	$1,075,222	(7,032)	-0.65%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss

Greater than 15.0%	1	$(12)
10.1% to 15.0%	3	(568)
5.1% to 10.0%	3	(169)
0.1% to 5.0%	482	(6,283)

Total	489	$(7,032)

With respect to the duration of the impaired debt securities, the Company identified 56 which have been continuously impaired for the twelve months ending June 30, 2012. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 56 securities which have been continuously impaired for the twelve months ended June 30, 2012, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss

State and local governments	10	$(179)	(69)
Corporate bonds	5	(32)	(6)
Collateralized debt obligations	6	(114)	(28)
Residential mortgage-backed securities	35	(1,335)	(394)

Total	56	$(1,660)

With respect to the collateralized debt obligation securities, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts.

Of the 35 residential mortgage-backed securities, 28 have underlying collateral consisting of U.S. government guaranteed mortgages (e.g., GNMA) and U.S. government sponsored enterprise (e.g., FHLMC) guaranteed mortgages. Each of the 7 remaining residential mortgage-backed securities have underlying non-guaranteed private label whole loan collateral of which 3 have 30-year fixed rate residential mortgages considered to be “Prime” and 4 have 30-year fixed rate residential mortgages considered to be “ALT – A.” None of the underlying mortgage collateral is considered “subprime.” The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company’s analysis of its impaired debt securities as of June 30, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Sources of Funds

The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Company obtains wholesale deposits through various programs including reciprocal deposit programs (e.g., Certificate of Deposit Account Registry System).

The Company also obtains funds from repayment of loans and investment securities, securities sold under agreements to repurchase (“repurchase agreements”), advances from the FHLB, other borrowings, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

Short-term borrowings

A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by asset liability committees (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased, wholesale deposits, and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs of the Federal Reserve Bank. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

(Dollars in thousands)	At or for the Six Months ended June 30, 2012	At or for the Year ended December 31, 2011
Repurchase agreements
Amount outstanding at end of period	$466,784	258,643
Weighted interest rate on outstanding amount	0.38%	0.42%
Maximum outstanding at any month-end	$466,784	338,352
Average balance	$327,240	267,058
Weighted average interest rate	0.37%	0.51%

FHLB advances
Amount outstanding at end of period	$629,000	792,000
Weighted interest rate on outstanding amount	0.51%	0.68%
Maximum outstanding at any month-end	$774,000	877,017
Average balance	$730,148	721,226
Weighted average interest rate	0.59%	0.76%

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

Liquidity Risk

Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:

1.	Assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time.

2.	Providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity.

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at June 30, 2012:

(Dollars in thousands)	June 30, 2012
FHLB advances
Borrowing capacity	$1,147,337
Amount utilized	(906,029)

Amount available	$241,308

Federal Reserve Bank discount window
Borrowing capacity	$470,971
Amount utilized	—

Amount available	$470,971

Unsecured lines of credit available	$171,000

Unencumbered investment securities
U.S. government and federal agency	$205
U.S. government sponsored enterprises	5,776
State and local governments	1,018,711
Corporate bonds	159,926
Collateralized debt obligations	2,734
Residential mortgage-backed securities	761,423

Total unencumbered securities	$1,948,775

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Company’s ALCO committee meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., investment securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured.

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of June 30, 2012 and 2011. There are no conditions or events since June 30, 2012 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2012.

(Dollars in thousands)	Tier 1 (Core) Capital	Tier 2 (Total) Capital	Leverage Capital
Total stockholders’ equity	$876,181	876,181	876,181
Less:
Goodwill and intangibles	(113,297)	(113,297)	(113,297)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(44,053)	(44,053)	(44,053)
Other adjustments	(35)	(35)	(35)
Plus:
Allowance for loan and lease losses	—	56,752	—
Subordinated debentures	124,500	124,500	124,500

Total regulatory capital	$843,296	900,048	843,296

Risk weighted assets	$4,459,465	4,459,465

Total adjusted average assets			$7,218,158

Capital as % of risk weighted assets	18.91%	20.18%	11.68%

Regulatory “well capitalized” requirement	6.00%	10.00%

Excess over “well capitalized” requirement	12.91%	10.18%

Dividend payments were $0.26 per share for both six month periods ended June 30, 2012 and 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share measured over the previous four fiscal quarters.

In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,931,386 has been issued as of June 30, 2012. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.

Federal and State Income Taxes

The Company files a consolidated federal income tax return, using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.

Under Montana, Idaho, Colorado and Utah law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.6 percent in Idaho, 5 percent in Utah and 4.63 percent in Colorado. Wyoming and Washington do not impose a corporate income tax.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the bonds mature. The federal income tax credits on these bonds are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2012	$2,681	1,270	943	4,894
2013	2,775	1,270	926	4,971
2014	2,850	1,270	904	5,024
2015	2,850	1,175	880	4,905
2016	1,014	1,175	855	3,044
Thereafter	450	4,208	4,432	9,090

	$12,620	10,368	8,940	31,928

Income tax expense for the six months ended June 30, 2012 and 2011 was $8.5 million and $2.7 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 19.3 percent and 10.7 percent, respectively. The primary reason for the low effective rates is the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $19.0 million and $14.6 million for the six months ended June 30, 2012 and 2011, respectively. The federal tax credit benefits were $2.2 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. The Company continues its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

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

	Three Months ended June 30, 2012			Six Months ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$590,516	7,495	5.08%	$587,637	15,279	5.20%
Commercial loans	2,280,478	30,430	5.35%	2,285,357	61,471	5.39%
Consumer and other loans	628,155	8,813	5.63%	633,729	17,983	5.69%

Total loans [1]	3,499,149	46,738	5.36%	3,506,723	94,733	5.42%
Tax-exempt investment securities [2]	882,988	9,309	4.22%	875,304	18,982	4.34%
Taxable investment securities [3]	2,472,893	8,145	1.32%	2,427,506	18,361	1.51%

Total earning assets	6,855,030	64,192	3.76%	6,809,533	132,076	3.89%

Goodwill and intangibles	113,587			113,862
Non-earning assets	362,873			360,584

Total assets	$7,331,490			$7,283,979

Liabilities
NOW accounts	$859,523	355	0.17%	$845,172	724	0.17%
Savings accounts	446,431	86	0.08%	436,780	177	0.08%
Money market deposit accounts	882,154	576	0.26%	878,197	1,176	0.27%
Certificate accounts	1,048,941	3,013	1.15%	1,060,470	6,298	1.19%
Wholesale deposits [4]	640,300	579	0.36%	641,903	1,188	0.37%
FHLB advances	1,001,208	3,218	1.29%	1,006,459	6,599	1.31%
Repurchase agreements, federal funds purchased and other borrowed funds	487,863	1,217	1.00%	472,102	2,480	1.05%

Total interest bearing liabilities	5,366,420	9,044	0.68%	5,341,083	18,642	0.70%

Non-interest bearing deposits	1,030,231			1,016,917
Other liabilities	56,013			53,432

Total liabilities	6,452,664			6,411,432

Stockholders’ Equity
Common stock	719			719
Paid-in capital	641,765			642,317
Retained earnings	190,389			186,180
Accumulated other comprehensive income	45,953			43,331

Total stockholders’ equity	878,826			872,547

Total liabilities and stockholders’ equity	$7,331,490			$7,283,979

Net interest income		$55,148			$113,434

Net interest spread			3.08%			3.19%
Net interest margin			3.23%			3.34%
Net interest margin (tax-equivalent)			3.49%			3.61%

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
[2]	Excludes tax effect of $4,122,000 and $8,404,000 on tax-exempt investment security income for the three and six months ended June 30, 2012, respectively.
[3]	Excludes tax effect of $386,000 and $772,000 on investment security tax credits for the three and six months ended June 30, 2012, respectively.
[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

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

	Six Months ended June 30, 2012 vs. 2011 Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$189	(1,782)	(1,593)
Commercial loans	(3,278)	(1,286)	(4,564)
Consumer and other loans	(1,821)	(857)	(2,678)
Investment securities	9,080	(8,104)	976

Total interest income	4,170	(12,029)	(7,859)

Interest expense
NOW accounts	114	(455)	(341)
Savings accounts	44	(161)	(117)
Money market deposit accounts	14	(921)	(907)
Certificate accounts	(113)	(2,240)	(2,353)
Wholesale deposits	136	(527)	(391)
FHLB advances	273	685	958
Repurchase agreements, federal funds purchased and other borrowed funds	775	(1,982)	(1,207)

Total interest expense	1,243	(5,601)	(4,358)

Net interest income	$2,927	(6,428)	(3,501)

Net interest income decreased $3.5 million for the first half of 2012 compared to the first half of 2011. The decrease in interest income was driven primarily by the continued purchase of low yielding investment securities to offset the lower volume and reduced rate loans. Additionally, there was an increase in premium amortization on investment securities which reduced interest income. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income.

Effect of inflation and changing prices

Generally accepted accounting principles often require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of the Company are monetary in nature; therefore, interest rates generally have a more significant impact on a company’s performance than does the effect of inflation.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company believes there have not been any material changes in information about the Company’s market risk than was provided in the 2011 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2012, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Although the Company combined its eleven bank subsidiaries into one single commercial bank during the second quarter 2012, the Company has determined that there were no related changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims, legal actions and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2011 Annual Report. The risks and uncertainties described in the 2011 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3.	Defaults upon Senior Securities

(a)	Not Applicable

(b)	Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101 –	The following financial information from Glacier Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 8, 2012	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO

August 8, 2012	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President/CFO