Form 10-Q
period 2012-09-30
GLACIER BANCORP INC
filed 2012-11-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission file number 000-18911
______________________________________________________________________
GLACIER BANCORP, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________

MONTANA	81-0519541
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana	59901
(Address of principal executive offices)	(Zip Code)
(406) 756-4200
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
______________________________________________________________________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 23, 2012 was 71,937,222. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.
Quarterly Report on Form 10-Q

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Cash on hand and in banks	$98,772	104,674
Interest bearing cash deposits	73,627	23,358
Cash and cash equivalents	172,399	128,032
Investment securities, available-for-sale	3,586,355	3,126,743
Loans held for sale	118,986	95,457
Loans receivable	3,408,094	3,466,135
Allowance for loan and lease losses	(136,660)	(137,516)
Loans receivable, net	3,271,434	3,328,619
Premises and equipment, net	159,386	158,872
Other real estate owned	57,650	78,354
Accrued interest receivable	39,359	34,961
Deferred tax asset	20,462	31,081
Core deposit intangible, net	6,665	8,284
Goodwill	106,100	106,100
Non-marketable equity securities	50,363	49,694
Other assets	43,046	41,709
Total assets	$7,632,205	7,187,906
Liabilities
Non-interest bearing deposits	$1,180,066	1,010,899
Interest bearing deposits	4,023,031	3,810,314
Securities sold under agreements to repurchase	414,836	258,643
Federal Home Loan Bank advances	917,021	1,069,046
Other borrowed funds	10,152	9,995
Subordinated debentures	125,382	125,275
Accrued interest payable	4,654	5,825
Other liabilities	66,906	47,682
Total liabilities	6,742,048	6,337,679
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	641,737	642,882
Retained earnings - substantially restricted	199,845	173,139
Accumulated other comprehensive income	47,856	33,487
Total stockholders’ equity	890,157	850,227
Total liabilities and stockholders’ equity	$7,632,205	7,187,906
Number of common stock shares issued and outstanding	71,937,222	71,915,073

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest Income
Residential real estate loans	$7,740	7,990	23,019	24,862
Commercial loans	30,293	32,585	91,764	98,620
Consumer and other loans	8,826	10,224	26,809	30,885
Investment securities	15,156	20,634	52,499	57,001
Total interest income	62,015	71,433	194,091	211,368
Interest Expense
Deposits	4,485	6,218	14,048	19,890
Securities sold under agreements to repurchase	395	357	997	1,033
Federal Home Loan Bank advances	3,116	3,491	9,715	9,132
Federal funds purchased and other borrowed funds	53	60	176	155
Subordinated debentures	858	1,171	2,613	4,087
Total interest expense	8,907	11,297	27,549	34,297
Net Interest Income	53,108	60,136	166,542	177,071
Provision for loan losses	2,700	17,175	19,250	55,825
Net interest income after provision for loan losses	50,408	42,961	147,292	121,246
Non-Interest Income
Service charges and other fees	11,939	11,563	33,722	33,101
Miscellaneous loan fees and charges	1,080	973	3,139	2,878
Gain on sale of loans	8,728	5,121	23,063	14,106
Gain on sale of investments	—	813	—	346
Other income	2,227	2,466	6,179	5,751
Total non-interest income	23,974	20,936	66,103	56,182
Non-Interest Expense
Compensation and employee benefits	24,046	21,607	71,290	64,380
Occupancy and equipment	6,001	6,027	17,794	17,709
Advertising and promotions	1,820	1,762	4,935	4,881
Outsourced data processing	801	740	2,435	2,304
Other real estate owned	6,373	7,198	15,394	14,359
Federal Deposit Insurance Corporation premiums	1,767	1,638	4,779	6,159
Core deposit intangibles amortization	532	599	1,619	1,916
Goodwill impairment charge	—	40,159	—	40,159
Other expense	8,838	8,568	27,167	25,127
Total non-interest expense	50,178	88,298	145,413	176,994
Income (Loss) Before Income Taxes	24,204	(24,401)	67,982	434
Federal and state income tax expense (benefit)	4,760	(5,353)	13,224	(2,689)
Net Income (Loss)	$19,444	(19,048)	54,758	3,123
Basic earnings (loss) per share	$0.27	(0.27)	0.76	0.04
Diluted earnings (loss) per share	$0.27	(0.27)	0.76	0.04
Dividends declared per share	$0.13	0.13	0.39	0.39
Average outstanding shares - basic	71,933,141	71,915,073	71,925,664	71,915,073
Average outstanding shares - diluted	71,973,985	71,915,073	71,925,761	71,915,073
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income (Loss)	$19,444	(19,048)	54,758	3,123
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	8,733	25,498	31,965	64,680
Reclassification adjustment for gains included in net income	—	(813)	—	(346)
Net unrealized gains on securities	8,733	24,685	31,965	64,334
Tax effect	(3,398)	(9,674)	(12,435)	(25,212)
Net of tax amount	5,335	15,011	19,530	39,122
Unrealized losses on derivatives used for cash flow hedges	(2,507)	—	(8,446)	—
Tax effect	975	—	3,285	—
Net of tax amount	(1,532)	—	(5,161)	—
Total other comprehensive income, net of tax	3,803	15,011	14,369	39,122
Total Comprehensive Income (Loss)	$23,247	(4,037)	69,127	42,245

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months ended September 30, 2012 and 2011

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income	—	—	—	3,123	39,122	42,245
Cash dividends declared ($0.39 per share)	—	—	—	(28,047)	—	(28,047)
Stock-based compensation and related taxes	—	—	(1,014)	—	—	(1,014)
Balance at September 30, 2011	71,915,073	$719	642,880	168,139	39,650	851,388
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	54,758	14,369	69,127
Cash dividends declared ($0.39 per share)	—	—	—	(28,052)	—	(28,052)
Stock issuances under stock incentive plans	22,149	—	323	—	—	323
Stock-based compensation and related taxes	—	—	(1,468)	—	—	(1,468)
Balance at September 30, 2012	71,937,222	$719	641,737	199,845	47,856	890,157

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Operating Activities
Net cash provided by operating activities	$152,956	158,495
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	1,397,533	670,810
Purchases of investment securities, available-for-sale	(1,873,893)	(1,171,083)
Principal collected on loans	706,240	678,236
Loans originated or acquired	(716,729)	(577,733)
Net addition of premises and equipment and other real estate owned	(7,896)	(13,560)
Proceeds from sale of other real estate owned	28,483	31,356
Net (purchase) sale of non-marketable equity securities	(664)	15,357
Net cash used in investment activities	(466,926)	(366,617)
Financing Activities
Net increase in deposits	381,884	248,626
Net increase in securities sold under agreements to repurchase	156,193	52,417
Net decrease in Federal Home Loan Bank advances	(152,025)	(76,088)
Net increase in federal funds purchased and other borrowed funds	264	39,894
Cash dividends paid	(28,052)	(28,047)
Excess tax deficiencies from stock options exercised	(8)	—
Proceeds from stock options exercised	81	—
Net cash provided by financing activities	358,337	236,802
Net increase in cash and cash equivalents	44,367	28,680
Cash and cash equivalents at beginning of period	128,032	105,091
Cash and cash equivalents at end of period	$172,399	133,771
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$28,721	35,850
Cash paid during the period for income taxes	18,081	6,319
Sale and refinancing of other real estate owned	1,578	4,333
Transfer of loans to other real estate owned	21,029	64,478

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2012, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2012 and 2011. The condensed consolidated statement of financial condition of the Company as of December 31, 2011 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results anticipated for the year ending December 31, 2012.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”), 2) the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans, and 3) the evaluation of goodwill impairment. In connection with the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investments are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using significant independent party inputs.

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

The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001 and First Company Statutory Trust 2003. The trust subsidiaries are not consolidated into the Company’s financial statements.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,480	—	32,748	—
Premises and equipment, net	—	15,726	—	15,996
Accrued interest receivable	112	—	116	—
Other assets	1,167	143	1,439	31
Total assets	$36,759	15,869	34,303	16,027
Liabilities
Other borrowed funds	$4,629	3,639	4,629	3,306
Accrued interest payable	3	5	4	9
Other liabilities	92	148	186	363
Total liabilities	$4,724	3,792	4,819	3,678

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

Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on nonaccrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or troubled debt restructurings ("TDR"), the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:

•	analysis of global, i.e., aggregate debt service for total debt obligations;

•	assessment of the value and security protection of collateral pledged using current market conditions and alternative market

•	assumptions across a variety of potential future situations; and

•	loan structures and related covenants.

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

A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A TDR loan is considered an impaired loan and a specific valuation allowance is established when the fair value of the collateral-dependent loan or present value of the loan's expected future cash flows (discounted at the loan's effective interest rate based on the original contractual rate) is lower than the carrying value of the impaired loan. The Company made the following types of loan modifications, some of which were considered a TDR:

•	Reduction of the stated interest rate for the remaining term of the debt;

•	Extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt

•	having similar risk characteristics; and

•	Reduction of the face amount of the debt as stated in the debt agreements.

For additional information relating to loans, see Note 3.

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

The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on each of the bank divisions’ judgment and experience.

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

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due and nonaccrual loans;

•	Changes in the quality of the Company’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged-off as a reduction of the ALLL. Recoveries of amounts previously charged-off are credited as an increase to the ALLL. The Company's charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.

Impact of Recent Authoritative Accounting Guidance
The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

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

2.	Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	September 30, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing after one year through five years	1.62%	$202	2	—	204
U.S. government sponsored enterprises
Maturing after one year through five years	2.32%	19,376	413	—	19,789
Maturing after five years through ten years	1.90%	70	1	—	71
	2.32%	19,446	414	—	19,860
State and local governments
Maturing within one year	0.95%	45,469	8	(3)	45,474
Maturing after one year through five years	2.11%	143,651	4,652	(109)	148,194
Maturing after five years through ten years	2.83%	43,065	1,406	(50)	44,421
Maturing after ten years	4.71%	918,714	81,821	(746)	999,789
	4.16%	1,150,899	87,887	(908)	1,237,878
Corporate bonds
Maturing within one year	1.63%	21,420	108	—	21,528
Maturing after one year through five years	2.35%	200,106	3,355	(28)	203,433
Maturing after five years through ten years	2.30%	18,088	437	(7)	18,518
	2.28%	239,614	3,900	(35)	243,479
Collateralized debt obligations
Maturing after ten years	8.03%	2,847	—	(85)	2,762
Residential mortgage-backed securities	1.87%	2,077,671	10,489	(5,988)	2,082,172
Total investment securities	2.66%	$3,490,679	102,692	(7,016)	3,586,355

	December 31, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing after one year through five years	1.62%	$204	4	—	208
U.S. government sponsored enterprises
Maturing within one year	1.58%	3,979	17	—	3,996
Maturing after one year through five years	2.36%	26,399	682	—	27,081
Maturing after five years through ten years	1.90%	78	—	—	78
	2.26%	30,456	699	—	31,155
State and local governments
Maturing within one year	1.31%	4,786	3	(2)	4,787
Maturing after one year through five years	2.22%	89,752	2,660	(22)	92,390
Maturing after five years through ten years	2.59%	63,143	2,094	(19)	65,218
Maturing after ten years	4.84%	845,657	57,138	(535)	902,260
	4.44%	1,003,338	61,895	(578)	1,064,655
Corporate bonds
Maturing after one year through five years	2.55%	60,810	261	(1,264)	59,807
Maturing after five years through ten years	2.38%	2,409	21	—	2,430
	2.54%	63,219	282	(1,264)	62,237
Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366
Residential mortgage-backed securities	1.70%	1,960,167	10,138	(7,183)	1,963,122
Total investment securities	2.64%	$3,063,032	73,018	(9,307)	3,126,743

Included in the residential mortgage-backed securities are $49,441,000 and $49,252,000 as of September 30, 2012 and December 31, 2011, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

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

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross proceeds	$—	10,708	—	18,916
Less amortized cost	—	(9,895)	—	(18,570)
Net gain on sale of investments	$—	813	—	346
Gross gain on sale of investments	$—	825	—	1,048
Gross loss on sale of investments	—	(12)	—	(702)
Net gain on sale of investments	$—	813	—	346

Investments with an unrealized loss position are summarized as follows:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$98,691	(823)	5,418	(85)	104,109	(908)
Corporate bonds	13,024	(35)	—	—	13,024	(35)
Collateralized debt obligations	—	—	2,762	(85)	2,762	(85)
Residential mortgage-backed securities	844,499	(4,396)	118,764	(1,592)	963,263	(5,988)
Total temporarily impaired securities	$956,214	(5,254)	126,944	(1,762)	1,083,158	(7,016)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$26,434	(90)	9,948	(488)	36,382	(578)
Corporate bonds	31,782	(1,264)	—	—	31,782	(1,264)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	943,372	(6,850)	8,244	(333)	951,616	(7,183)
Total temporarily impaired securities	$1,001,588	(8,204)	23,558	(1,103)	1,025,146	(9,307)

With respect to the Company's review of its securities in an unrealized loss position at September 30, 2012, management determined that it did not intend to sell and there was no expected requirement to sell any of its impaired securities. Based on an analysis of its impaired securities as of September 30, 2012 and December 31, 2011, the Company determined that none of such securities had other-than-temporary impairment.

3.	Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,459	18,139	79,098	20,570	10,904	8,748
Provision for loan losses	2,700	209	(1,210)	2,859	(555)	1,397
Charge-offs	(5,052)	(1,172)	(586)	(1,441)	(1,044)	(809)
Recoveries	1,553	73	453	241	679	107
Balance at end of period	$136,660	17,249	77,755	22,229	9,984	9,443

	Three Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$139,795	17,412	79,885	19,615	13,625	9,258
Provision for loan losses	17,175	2,846	9,729	2,399	1,444	757
Charge-offs	(19,980)	(1,030)	(14,531)	(1,557)	(1,448)	(1,414)
Recoveries	1,103	35	607	166	225	70
Balance at end of period	$138,093	19,263	75,690	20,623	13,846	8,671

	Nine Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	19,250	2,294	11,800	4,163	(1,025)	2,018
Charge-offs	(24,789)	(2,492)	(13,120)	(3,797)	(3,402)	(1,978)
Recoveries	4,683	220	2,155	1,030	795	483
Balance at end of period	$136,660	17,249	77,755	22,229	9,984	9,443

	Nine Months ended September 30, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	55,825	2,143	33,426	9,006	3,859	7,391
Charge-offs	(58,298)	(4,187)	(35,850)	(8,723)	(3,751)	(5,787)
Recoveries	3,459	350	1,967	408	404	330
Balance at end of period	$138,093	19,263	75,690	20,623	13,846	8,671

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,562	3,252	8,410	4,436	257	2,207
Collectively evaluated for impairment	118,098	13,997	69,345	17,793	9,727	7,236
Total allowance for loan and lease losses	$136,660	17,249	77,755	22,229	9,984	9,443
Loans receivable
Individually evaluated for impairment	$226,440	29,945	141,717	35,672	12,054	7,052
Collectively evaluated for impairment	3,181,654	498,232	1,510,335	585,235	394,850	193,002
Total loans receivable	$3,408,094	528,177	1,652,052	620,907	406,904	200,054

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,828	2,659	9,756	4,233	584	1,596
Collectively evaluated for impairment	118,688	14,568	67,164	16,600	13,032	7,324
Total allowance for loan and lease losses	$137,516	17,227	76,920	20,833	13,616	8,920
Loans receivable
Individually evaluated for impairment	$258,659	24,453	162,959	49,962	14,750	6,535
Collectively evaluated for impairment	3,207,476	492,354	1,509,100	573,906	425,819	206,297
Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

Substantially all of the Company’s loan receivables are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $1,792,000 and $3,123,000 were included in the loans receivable balance at September 30, 2012 and December 31, 2011, respectively.

The following schedules disclose the impaired loans by portfolio class basis:

	At or for the Three or Nine Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$74,256	11,663	34,943	22,354	804	4,492
Unpaid principal balance	84,807	11,787	44,929	22,743	852	4,496
Specific valuation allowance	18,562	3,252	8,410	4,436	257	2,207
Average balance - three months	78,067	15,010	35,513	21,981	1,326	4,237
Average balance - nine months	80,131	14,163	37,807	23,030	1,398	3,733
Loans without a specific valuation allowance
Recorded balance	$152,184	18,282	106,774	13,318	11,250	2,560
Unpaid principal balance	164,411	19,041	116,157	14,863	11,753	2,597
Average balance - three months	154,105	16,771	107,599	15,207	11,452	3,076
Average balance - nine months	168,387	15,411	115,520	21,569	12,562	3,325
Totals
Recorded balance	$226,440	29,945	141,717	35,672	12,054	7,052
Unpaid principal balance	249,218	30,828	161,086	37,606	12,605	7,093
Specific valuation allowance	18,562	3,252	8,410	4,436	257	2,207
Average balance - three months	232,172	31,781	143,112	37,188	12,778	7,313
Average balance - nine months	248,518	29,574	153,327	44,599	13,960	7,058

	At or for the Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$77,717	11,111	39,971	22,087	1,219	3,329
Unpaid principal balance	85,514	11,177	47,569	22,196	1,238	3,334
Specific valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average balance	66,871	10,330	38,805	13,395	1,284	3,057
Loans without a specific valuation allowance
Recorded balance	$180,942	13,342	122,988	27,875	13,531	3,206
Unpaid principal balance	208,828	14,741	139,962	35,174	15,097	3,854
Average balance	168,983	14,730	123,231	19,963	8,975	2,084
Totals
Recorded balance	$258,659	24,453	162,959	49,962	14,750	6,535
Unpaid principal balance	294,342	25,918	187,531	57,370	16,335	7,188
Specific valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average balance	235,854	25,060	162,036	33,358	10,259	5,141

Interest income recognized on impaired loans for the periods ended September 30, 2012 and December 31, 2011 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,937	663	11,959	3,828	2,441	1,046
Accruing loans 60-89 days past due	8,497	1,150	3,946	984	1,721	696
Accruing loans 90 days or more past due	3,271	551	787	1,301	356	276
Non-accrual loans	115,856	18,941	71,721	14,178	7,738	3,278
Total past due and non-accrual loans	147,561	21,305	88,413	20,291	12,256	5,296
Current loans receivable	3,260,533	506,872	1,563,639	600,616	394,648	194,758
Total loans receivable	$3,408,094	528,177	1,652,052	620,907	406,904	200,054

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,386	9,038	12,683	3,279	4,092	2,294
Accruing loans 60-89 days past due	17,700	2,678	11,660	1,034	1,276	1,052
Accruing loans 90 days or more past due	1,413	59	108	1,060	156	30
Non-accrual loans	133,689	11,881	87,956	21,685	10,272	1,895
Total past due and non-accrual loans	184,188	23,656	112,407	27,058	15,796	5,271
Current loans receivable	3,281,947	493,151	1,559,652	596,810	424,773	207,561
Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	46	1	21	19	2	3
Pre-modification recorded balance	$38,125	280	20,866	16,601	219	159
Post-modification recorded balance	$35,475	281	18,242	16,571	222	159
Troubled debt restructurings that subsequently defaulted
Number of loans	3	2	—	—	1	—
Recorded balance	$1,792	1,622	—	—	170	—

	Nine Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	149	9	61	60	9	10
Pre-modification recorded balance	$66,580	1,981	37,712	25,033	1,314	540
Post-modification recorded balance	$61,944	1,982	33,080	25,025	1,317	540
Troubled debt restructurings that subsequently defaulted
Number of loans	17	2	10	3	1	1
Recorded balance	$10,204	1,622	7,553	801	170	58

The majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 56 percent of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 44 percent was a result of an extension of the maturity date and 24 percent was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $30,261,000 for the nine months ended September 30, 2012, for which other real estate owned was received in full or partial satisfaction of the loans. The majority of such TDRs was in residential real estate.

4.	Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net carrying value at beginning of period	$106,100	146,259	106,100	146,259
Impairment charge	—	(40,159)	—	(40,159)
Net carrying value at end of period	106,100	106,100	106,100	106,100

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Gross carrying value	146,259	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$106,100	106,100

Prior to April 30, 2012, the Company had eleven bank subsidiary reporting units, each of which had a goodwill impairment assessment. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank and the eleven bank division reporting units are now aggregated for assessment of goodwill impairment. The Company has identified that the divisions are components of the Glacier Bank operating segment since there are segment managers of the divisions; however, the components can be aggregated due to the components having similar economic characteristics.

The Company performed its annual goodwill impairment test during the third quarter of 2012 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company's goodwill was not considered impaired. Due to high levels of volatility and dislocation in prices of shares of publicly-held, exchange listed banking companies in 2011, a goodwill impairment charge was recognized by the Company during the third quarter of 2011.

5.	Derivatives and Hedging Activities

The Company’s interest rate derivative financial instruments as of September 30, 2012 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Term
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021 [2]
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov. 30, 2015 - Nov. 30, 2022 [2]
1 The Company pays the fixed interest rate and the counterparties pay the Company the variable interest rate.
2 No cash will be exchanged prior to the term.
The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

The following table summarizes the fair value of the Company’s interest rate derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swap	Other liabilities	$17,352	8,906

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $21,942,000 at September 30, 2012. There was $0 collateral pledged from the counterparties to the Company as of September 30, 2012. There is the possibility that the Company may need to pledge additional collateral in the future if there were further declines in the fair value.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$95,676	63,711
Tax effect	(37,218)	(24,783)
Net of tax amount	58,458	38,928
Unrealized losses on derivatives used for cash flow hedges	(17,352)	(8,906)
Tax effect	6,750	3,465
Net of tax amount	(10,602)	(5,441)
Total accumulated other comprehensive income	$47,856	33,487

7.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) available to common stockholders, basic and diluted	$19,444	(19,048)	54,758	3,123
Average outstanding shares - basic	71,933,141	71,915,073	71,925,664	71,915,073
Add: dilutive stock options and awards	40,844	—	97	—
Average outstanding shares - diluted	71,973,985	71,915,073	71,925,761	71,915,073
Basic earnings (loss) per share	$0.27	(0.27)	0.76	0.04
Diluted earnings (loss) per share	$0.27	(0.27)	0.76	0.04

There were 903,945 and 1,597,959 options excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2012 and 2011, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

8.	Fair Value of Assets and Liabilities

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

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2012.

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

Interest rate swap derivative agreements: fair values for interest rate swap derivative agreements are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month Libor forward curve to estimate variable rate cash inflows and the spot Libor curve to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also obtains and compares the reasonableness of the pricing from an independent party.

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$204	—	204	—
U.S. government sponsored enterprises	19,860	—	19,860	—
State and local governments	1,237,878	—	1,237,878	—
Corporate bonds	243,479	—	243,479	—
Collateralized debt obligations	2,762	—	2,762	—
Residential mortgage-backed securities	2,082,172	—	2,082,172	—
Total assets measured at fair value on a recurring basis	$3,586,355	—	3,586,355	—
Interest rate swaps	$17,352	—	17,352	—
Total liabilities measured at fair value on a recurring basis	$17,352	—	17,352	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$208	—	208	—
U.S. government sponsored enterprises	31,155	—	31,155	—
State and local governments	1,064,655	—	1,064,655	—
Corporate bonds	62,237	—	62,237	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,963,122	—	1,963,122	—
Total assets measured at fair value on a recurring basis	$3,126,743	—	3,126,743	—
Interest rate swaps	$8,906	—	8,906	—
Total liabilities measured at fair value on a recurring basis	$8,906	—	8,906	—

Level 3 Reconciliation
There were no Level 3 fair value measurements during the nine month period ended September 30, 2012.

The following schedule reconciles the opening and closing balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Investment Securities
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance at December 31, 2010	$6,751	6,595	156
Total unrealized gains (losses) for the period included in other comprehensive income	2,011	2,095	(84)
Amortization, accretion and principal payments	(2,240)	(2,240)	—
Balance at September 30, 2011	$6,522	6,450	72

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2012.

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

The Company’s credit departments review appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The Company also considers other factors and events in the environment that may affect the fair value. The fair values are reduced by discounts to consider lack of marketability and estimated cost to sell. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to the impaired loan or OREO may occur. The Company generally obtains appraisals or evaluations (new or updated) annually.

Goodwill: Prior to April 30, 2012, goodwill was evaluated for impairment at the bank subsidiary level at least annually. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank and the eleven bank division reporting units are now aggregated for assessment of goodwill impairment. The key inputs used to determine the implied fair value during the first step of the 2012 goodwill impairment analysis included deal prices of comparable transactions and applied premiums and discounts that took into account the aggregated reporting units' earnings and credit metrics. The key inputs used to determine the implied fair value during the 2011 two-step goodwill impairment analysis and the corresponding amount of the impairment charge included quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. These inputs are classified within Level 3 of the fair value hierarchy. The goodwill impairment evaluation is the responsibility of the Company’s corporate accounting department. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. For additional information regarding goodwill and reporting unit(s), see Note 4.

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$22,330	—	—	22,330
Collateral-dependent impaired loans, net of ALLL	46,241	—	—	46,241
Total assets measured at fair value on a non-recurring basis	$68,571	—	—	68,571

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$38,076	—	—	38,076
Collateral-dependent impaired loans, net of ALLL	55,339	—	—	55,339
Goodwill	24,718	—	—	24,718
Total assets measured at fair value on a non-recurring basis	$118,133	—	—	118,133

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$172,399	172,399	—	—
Investment securities, available-for-sale	3,586,355	—	3,586,355	—
Loans held for sale	118,986	118,986	—	—
Loans receivable, net of ALLL	3,271,434	—	3,150,882	207,878
Accrued interest receivable	39,359	39,359	—	—
Non-marketable equity securities	50,363	—	50,363	—
Total financial assets	$7,238,896	330,744	6,787,600	207,878
Financial liabilities
Deposits	$5,203,097	3,420,961	1,790,276	—
FHLB advances	917,021	—	949,696	—
Repurchase agreements and other borrowed funds	424,988	—	424,988	—
Subordinated debentures	125,382	—	—	68,957
Accrued interest payable	4,654	4,654	—	—
Interest rate swaps	17,352	—	17,352	—
Total financial liabilities	$6,692,494	3,425,615	3,182,312	68,957

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$128,032	128,032	—	—
Investment securities, available-for-sale	3,126,743	—	3,126,743	—
Loans held for sale	95,457	95,457	—	—
Loans receivable, net of ALLL	3,328,619	—	3,146,502	239,831
Accrued interest receivable	34,961	34,961	—	—
Non-marketable equity securities	49,694	—	49,694	—
Total financial assets	$6,763,506	258,450	6,322,939	239,831
Financial liabilities
Deposits	$4,821,213	3,132,261	1,698,382	—
FHLB advances	1,069,046	—	1,099,699	—
Repurchase agreements and other borrowed funds	268,638	—	268,642	—
Subordinated debentures	125,275	—	—	65,903
Accrued interest payable	5,825	5,825	—	—
Interest rate swaps	8,906	—	8,906	—
Total financial liabilities	$6,298,903	3,138,086	3,075,629	65,903

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Financial Measures
In addition to the results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), this Form 10-Q contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company's financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company's performance, this information should not be considered an alternative to measurements required by GAAP.

The preceding results summary table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures. The reconciling item between the GAAP and non-GAAP financial measures was the prior year third quarter goodwill impairment charge (net of tax) of $32.6 million.

•
The goodwill impairment charge was $40.2 million with a tax benefit of $7.6 million which resulted in a goodwill impairment charge (net of tax) of $32.6 million. The tax benefit applied only to the $19.4 million of goodwill associated with taxable acquisitions and was determined based on the Company's marginal income tax rate of 38.9 percent.

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

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2011 and September 30, 2011:

				$ Change from	$ Change from
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Cash and cash equivalents	$172,399	128,032	133,771	44,367	38,628
Investment securities, available-for-sale	3,586,355	3,126,743	2,935,011	459,612	651,344
Loans receivable
Residential real estate	528,177	516,807	518,786	11,370	9,391
Commercial	2,272,959	2,295,927	2,336,744	(22,968)	(63,785)
Consumer and other	606,958	653,401	668,052	(46,443)	(61,094)
Loans receivable	3,408,094	3,466,135	3,523,582	(58,041)	(115,488)
Allowance for loan and lease losses	(136,660)	(137,516)	(138,093)	856	1,433
Loans receivable, net	3,271,434	3,328,619	3,385,489	(57,185)	(114,055)
Other assets	602,017	604,512	588,418	(2,495)	13,599
Total assets	$7,632,205	7,187,906	7,042,689	444,299	589,516

Investment securities increased $182 million, or 5 percent, during the current quarter and increased $651 million, or 22 percent, from September 30, 2011. The Company continues to purchase investment securities to primarily offset the lack of loan growth and to maintain interest income. The increase in investment securities for the current quarter occurred in U.S. Agency collateralized mortgage obligation ("CMO"), corporate and municipal bonds. The majority of the purchases were short weighted-average life CMOs which were significantly offset by CMO principal paydowns during the quarter.  Investment securities represent 47 percent of total assets at September 30, 2012 versus 44 percent at December 31, 2011 and 42 percent at September 30, 2011.

The continued uncertainty in the sluggish economy and low levels of loan demand continue to put pressure on the Company and was the primary cause of the decrease in the loan portfolio. The loan portfolio decreased during the current quarter by $37.1 million, or 1 percent, to a total of $3.408 billion at September 30, 2012. The largest decrease in dollars during the current quarter was in commercial loans which decreased $20.9 million, or 1 percent, from June 30, 2012. The largest decrease by percentage during the current quarter was in consumer and other loans which decreased $18.8 million, or 3 percent, from June 30, 2012.  The decrease in consumer and other loans was primarily attributable to the reduction in consumer land and lot loans in combination with customers paying down lines of credit and reducing other debt. During the past nine months, the loan portfolio decreased $58 million, or 2 percent, from total loans of $3.466 billion at December 31, 2011. Excluding net charge-offs of $20.1 million and loans of $21.0 million transferred to other real estate owned, loans decreased $16.9 million, or 1 percent annualized, during the past nine months. The Company continues to reduce its exposure to land, lot and other construction loans which totaled $333 million as of September 30, 2012, a decrease of $69 million, or 17 percent, since the prior year third quarter.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2011 and September 30, 2011:

				$ Change from	$ Change from
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Non-interest bearing deposits	$1,180,066	1,010,899	996,265	169,167	183,801
Interest bearing deposits	4,023,031	3,810,314	3,774,263	212,717	248,768
Federal funds purchased	—	—	45,000	—	(45,000)
Repurchase agreements	414,836	258,643	301,820	156,193	113,016
FHLB advances	917,021	1,069,046	889,053	(152,025)	27,968
Other borrowed funds	10,152	9,995	14,792	157	(4,640)
Subordinated debentures	125,382	125,275	125,239	107	143
Other liabilities	71,560	53,507	44,869	18,053	26,691
Total liabilities	$6,742,048	6,337,679	6,191,301	404,369	550,747

Another beneficial trend for the Company has been the increase in deposits over the past several years which has allowed the Company to fund the increase in the investment securities portfolio at lower funding costs. The increase in deposits during the first nine months of 2012 and throughout 2011 has been driven by the Company's success in generating new personal and business customer relationships, as well as existing customers retaining cash deposits for liquidity purposes due to the continued uncertainty in the current economic environment. At September 30, 2012, non-interest bearing deposits of $1.180 billion increased $113 million, or 11 percent, since June 30, 2012 and increased $184 million, or 18 percent, since September 30, 2011. Interest bearing deposits of $4.023 billion at September 30, 2012 included $744 million of wholesale deposits of which $167 million were reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits). In addition to reciprocal deposits, wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts. Interest bearing deposits increased $107 million, or 3 percent, since June 30, 2012 and included an increase of $99.0 million in wholesale deposits. Interest bearing deposits increased $249 million, or 7 percent, from September 30, 2011 and included a increase of $97.4 million in wholesale deposits.

The Company's level and mix of borrowings has fluctuated as needed to supplement deposit growth and to fund the growth in investment securities. Federal Home Loan Bank ("FHLB") advances decreased $152 million from the prior year and have increased $28.0 million since the prior year third quarter. The increase in funding through repurchase agreements from the prior year end and the prior year third quarter was primarily due to the $116 million in wholesale repurchase agreements as of current quarter end compared to no wholesale repurchase agreements as of year end and only $40.0 million of wholesale repurchase agreements as of the prior year third quarter end. The wholesale repurchase agreements were utilized as a source of low cost alternative funding.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2011 and September 30, 2011:

				$ Change from	$ Change from
(Dollars in thousands, except per share data)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Common equity	$842,301	816,740	811,738	25,561	30,563
Accumulated other comprehensive income	47,856	33,487	39,650	14,369	8,206
Total stockholders’ equity	890,157	850,227	851,388	39,930	38,769
Goodwill and core deposit intangible, net	(112,765)	(114,384)	(114,941)	1,619	2,176
Tangible stockholders’ equity	$777,392	735,843	736,447	41,549	40,945
Stockholders’ equity to total assets	11.66%	11.83%	12.09%
Tangible stockholders’ equity to total tangible assets	10.34%	10.40%	10.63%
Book value per common share	$12.37	11.82	11.84	0.55	0.53
Tangible book value per common share	$10.81	10.23	10.24	0.58	0.57
Market price per share at end of period	$15.59	12.03	9.37	3.56	6.22

Tangible stockholders' equity and tangible book value per share increased $41.5 million and $0.58 per share from the prior year end, resulting in tangible stockholders' equity to tangible assets of 10.34 percent and tangible book value per share of $10.81 as of September 30, 2012. The increases came from earnings retention and an increase in accumulated other comprehensive income.

On September 26, 2012, the Company's Board of Directors declared a cash dividend of $0.13 per share, payable October 18, 2012 to shareholders of record on October 9, 2012. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Results of Operations – The Three Months ended September 30, 2012
Compared to the Three Months ended June 30, 2012 and September 30, 2011

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	September 30, 2011
Net income (loss) (GAAP)	$19,444	18,981	(19,048)
Add goodwill impairment charge, net of tax	—	—	32,613
Operating net income (non-GAAP)	$19,444	18,981	13,565
Diluted earnings (loss) per share (GAAP)	$0.27	0.26	(0.27)
Add goodwill impairment charge, net of tax	—	—	0.46
Diluted earnings per share (non-GAAP)	$0.27	0.26	0.19
Return on average assets (annualized) (GAAP)	1.03%	1.04%	(1.08)%
Add goodwill impairment charge, net of tax	—%	—%	1.85%
Return on average assets (annualized) (non-GAAP)	1.03%	1.04%	0.77%
Return on average equity (annualized) (GAAP)	8.68%	8.69%	(8.61)%
Add goodwill impairment charge, net of tax	—%	—%	14.74%
Return on average equity (annualized) (non-GAAP)	8.68%	8.69%	6.13%

The Company reported net income for the current quarter of $19.4 million, an increase of $5.9 million, or 43 percent, compared to $13.6 million of operating net income (net income excluding goodwill impairment charge) for the prior year third quarter. Net operating income is considered a non-GAAP financial measure and additional information regarding this measurement and reconciliation is provided herein. Diluted earnings per share for the current quarter was $0.27 per share, an increase of $0.08, or 42 percent, from the prior year third quarter diluted earnings per share of $0.19.

Revenue Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from June 30, 2012 and September 30, 2011:

	Three Months ended
(Dollars in thousands)	September 30, 2012	June 30, 2012	September 30, 2011
Net interest income
Interest income	$62,015	64,192	71,433
Interest expense	8,907	9,044	11,297
Total net interest income	53,108	55,148	60,136
Non-interest income
Service charges, loan fees, and other fees	13,019	12,404	12,536
Gain on sale of loans	8,728	7,522	5,121
Loss on sale of investments	—	—	813
Other income	2,227	1,865	2,466
Total non-interest income	23,974	21,791	20,936
	$77,082	76,939	81,072
Net interest margin (tax-equivalent)	3.24%	3.49%	3.92%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
Net interest income
Interest income	$(2,177)	$(9,418)	(3)%	(13)%
Interest expense	(137)	(2,390)	(2)%	(21)%
Total net interest income	(2,040)	(7,028)	(4)%	(12)%
Non-interest income
Service charges, loan fees, and other fees	615	483	5%	4%
Gain on sale of loans	1,206	3,607	16%	70%
Loss on sale of investments	—	(813)	n/m	(100)%
Other income	362	(239)	19%	(10)%
Total non-interest income	2,183	3,038	10%	15%
	$143	$(3,990)	—%	(5)%

Net Interest Income
The current quarter net interest income of $53.1 million decreased $2.0 million, or 4 percent, over the prior quarter and decreased $7.0 million, or 12 percent, over the prior year third quarter. The current quarter interest income of $62.0 million decreased $2.2 million, or 3 percent, over the prior quarter and decreased $9.4 million, or 13 percent, over the prior year third quarter. The primary driver of the decrease in interest income was the $19.5 million of premium amortization (net of discount accretion) on investment securities in the current quarter which was an increase of $3.6 million over the prior quarter and an increase of $11.3 million over the prior year third quarter. The current quarter decrease in interest expense of $137 thousand, or 2 percent, from the prior quarter and the decrease of $2.4 million, or 21 percent, in interest expense from the prior year third quarter was the result of a decrease in interest rates on deposits as a result of the Company's continued focus on reducing deposit and borrowing costs. The funding cost (including non-interest bearing deposits) for the current quarter was 54 basis points compared to 57 basis points for the prior quarter and 74 basis points for the prior year third quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.24 percent, a decrease of 25 basis points from the prior quarter net interest margin of 3.49 percent. Although the Company had a 3 basis points improvement in funding costs, there was a 28 basis points reduction in the yield on earning assets of which 17 basis points was attributable to premium amortization. The decrease in yield on earning assets from the current quarter compared to the prior quarter was the result of a 6 basis points reduction in yield on the loan portfolio and a 41 basis points reduction in yield on the investment securities. Of the 41 basis points reduction in yield on the investment securities, 32 basis points was due to the increase in premium amortization. The premium amortization in the current quarter accounted for a 111 basis points reduction in the net interest margin compared to a 94 basis points reduction in the prior quarter and 51 basis points reduction in the net interest margin in the prior year third quarter.

Non-interest Income
The $2.2 million increase in non-interest income for the current quarter offset the $2.2 million decrease in interest income for the current quarter and resulted in an increase of $6 thousand in net revenue (interest income and non-interest income) for the current quarter. Non-interest income for the current quarter totaled $24.0 million, an increase of $2.2 million over the prior quarter and an increase of $3.0 million over the same quarter last year. Gain on sale of loans increased $1.2 million, or 16 percent, over the prior quarter and $3.6 million, or 70 percent, over the prior year third quarter as there was an increase in origination and refinance volume due to lower interest rates and borrowers taking advantage of U.S. government loan modification programs.  Service charge fee income increased $615 thousand from the prior quarter, the majority of which was from higher debit card income and overdraft fees driven by the increased number of deposit accounts. Service charge fee income increased $483 thousand, or 4 percent, from the prior year third quarter. Other income of $2.2 million for the current quarter increased $362 thousand, or 19 percent, from the prior quarter. Included in other income was operating revenue of $49 thousand from other real estate owned and gains of $482 thousand on the sale of other real estate owned, which total $531 thousand for the current quarter compared to $414 thousand for the prior quarter and $903 thousand for the prior year third quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2012 and September 30, 2011:

	Three Months ended
(Dollars in thousands)	September 30, 2012	June 30, 2012	September 30, 2011
Compensation and employee benefits	$24,046	23,684	21,607
Occupancy and equipment	6,001	5,825	6,027
Advertising and promotions	1,820	1,713	1,762
Outsourced data processing	801	788	740
Other real estate owned	6,373	2,199	7,198
Federal Deposit Insurance Corporation premiums	1,767	1,300	1,638
Core deposit intangibles amortization	532	535	599
Other expense	8,838	10,146	8,568
Total non-interest expense before goodwill impairment charge	$50,178	46,190	48,139
Goodwill impairment charge	—	—	40,159
Total non-interest expense	$50,178	46,190	88,298

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
Compensation and employee benefits	$362	$2,439	2%	11%
Occupancy and equipment	176	(26)	3%	—%
Advertising and promotions	107	58	6%	3%
Outsourced data processing	13	61	2%	8%
Other real estate owned	4,174	(825)	190%	(11)%
Federal Deposit Insurance Corporation premiums	467	129	36%	8%
Core deposit intangibles amortization	(3)	(67)	(1)%	(11)%
Other expense	(1,308)	270	(13)%	3%
Total non-interest expense before goodwill impairment charge	$3,988	$2,039	9%	4%
Goodwill impairment charge	—	(40,159)	n/m	(100)%
Total non-interest expense	$3,988	$(38,120)	9%	(43)%

Non-interest expense of $50.2 million for the current quarter increased by $4.0 million, or 9 percent, from the prior quarter and increased by $2.0 million from the prior year third quarter, excluding the goodwill impairment charge.  Compensation and employee benefits increased by $2.4 million, or 11 percent, from the prior year third quarter primarily the result of an increase in commissions from increased residential real estate loan originations. Other real estate owned expense increased $4.2 million, or 190 percent, from the prior quarter and decreased $825 thousand, or 11 percent, from the prior year third quarter. The current quarter other real estate owned expense of $6.4 million included $1.0 million of operating expense, $4.7 million of fair value write-downs, and $599 thousand of loss on sale of other real estate owned. Other real estate owned expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosed properties. Other expense decreased by $1.3 million, or 13 percent, from the prior quarter primarily due to decreases in expenses associated with New Markets Tax Credit investments. The current quarter decrease in other expense was partially offset by the $288 thousand loss on the sale of the Company's remaining $345 thousand mortgage servicing portfolio during the third quarter of 2012.

Efficiency Ratio
The efficiency ratio for the current quarter was 55 percent compared to 50 percent for the prior year third quarter. Although there was an increase in non-interest income during the current quarter, it was not enough to offset the combination of the decrease in net interest income, due to the increase in premium amortization on investment securities, and the increase in non-interest expense (before the goodwill impairment charge).

Provision for Loan Losses

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Q3 2012	$2,700	3,499	4.01%	0.83%	2.33%
Q2 2012	7,925	7,052	3.99%	1.41%	2.69%
Q1 2012	8,625	9,555	3.98%	1.24%	2.91%
Q4 2011	8,675	9,252	3.97%	1.42%	2.92%
Q3 2011	17,175	18,877	3.92%	0.60%	3.49%
Q2 2011	19,150	20,184	3.88%	1.14%	3.68%
Q1 2011	19,500	15,778	3.86%	1.44%	3.78%
Q4 2010	27,375	24,525	3.66%	1.21%	3.91%

The levels of net-charged off loans continue to trend lower as the Company continues to manage non-performing assets. Net charged-off loans during the current quarter of $3.5 million decreased $3.6 million, or 50 percent, compared to the prior quarter and decreased $15.4 million, or 81 percent, compared to the prior year third quarter.   The current quarter provision for loan losses was $2.7 million, which decreased $5.2 million compared to the $7.9 million provision for loan losses for the prior quarter and decreased $14.5 million from the third quarter of 2011. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Results of Operations – The Nine Months ended September 30, 2012
Compared to the Nine Months ended September 30, 2011

Performance Summary

	Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2012	September 30, 2011
Net income (loss) (GAAP)	$54,758	3,123
Add goodwill impairment charge, net of tax	—	32,613
Operating net income (non-GAAP)	$54,758	35,736
Diluted earnings (loss) per share (GAAP)	$0.76	0.04
Add goodwill impairment charge, net of tax	—	0.46
Diluted earnings per share (non-GAAP)	$0.76	0.50
Return on average assets (annualized) (GAAP)	0.99%	0.22%
Add goodwill impairment charge, net of tax	—%	0.48%
Return on average assets (annualized) (non-GAAP)	0.99%	0.70%
Return on average equity (annualized) (GAAP)	8.32%	1.76%
Add goodwill impairment charge, net of tax	—%	3.80%
Return on average equity (annualized) (non-GAAP)	8.32%	5.56%

Net income for the nine months ended September 30, 2012 was $54.8 million, which was an increase of $19.0 million, or 53 percent, over the prior year first nine months operating net income. Diluted earnings per share of $0.76 was an increase of $0.26, or 52 percent, from the diluted earnings per share in the prior year first nine months. The operating net income improvement for the the first nine months of 2012 was reflective of the reduction in the provision for loan losses as a result of the improvement in credit quality.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from September 30, 2011:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2012	September 30, 2011
Net interest income
Interest income	$194,091	$211,368	$(17,277)	(8)%
Interest expense	27,549	34,297	(6,748)	(20)%
Total net interest income	166,542	177,071	(10,529)	(6)%
Non-interest income
Service charges, loan fees, and other fees	36,861	35,979	882	2%
Gain on sale of loans	23,063	14,106	8,957	63%
Loss on sale of investments	—	346	(346)	(100)%
Other income	6,179	5,751	428	7%
Total non-interest income	66,103	56,182	9,921	18%
	$232,645	$233,253	$(608)	—%
Net interest margin (tax-equivalent)	3.48%	3.95%

Net Interest Income
Net interest income for the first nine months of 2012 decreased $10.5 million, or 6 percent, over the same period last year. Interest income decreased $17.3 million, or 8 percent, while interest expense decreased $6.7 million, or 20 percent from the first nine months of 2011. The decrease in interest income from the first nine months of the prior year was principally due to the increase in premium amortization on investment securities and the reduction in loan balances, the combination of which put further pressure on earning asset yields. Interest income was reduced by $48.7 million in premium amortization (net of discount accretion) on investment securities which was an increase of $22.9 million from the first nine months of the prior year. This increase in premium amortization was the result of both the increased purchases of investment securities combined with the continued refinance activity. The decrease in interest expense during the current year was primarily attributable to the decreases in rates on interest bearing deposits and borrowings. The funding cost (including non-interest bearing deposits) for the first nine months of 2012 was 57 basis points compared to 77 basis points for the first nine months 2011.

The net interest margin, on a tax-equivalent basis, for the first nine months of 2012 was 3.48 percent, a 47 basis points reduction from the net interest margin of 3.95 percent for the first nine months of 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher premium amortization on investment securities, both of which outpaced the reduction in funding cost. The premium amortization in 2012 accounted for a 95 basis points reduction in the net interest margin which was an increase of 40 basis points compared to the 55 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $66.1 million for the first nine months of 2012 increased $9.9 million, or 18 percent, over non-interest income of $56.2 million for the first nine months of 2011. Gain on sale of loans for the first nine months of 2012 increased $9.0 million, or 63 percent, from the first nine months of 2011 due to greater refinance and loan origination activity. Other income for the first nine months of 2012 increased $428 thousand, or 7 percent, over the first nine months of 2011. Included in other income was operating revenue of $287 thousand from other real estate owned and gains of $1.2 million on the sale of other real estate owned, which aggregated $1.5 million for the first nine months of 2012 compared to $1.9 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from September 30, 2011:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2012	September 30, 2011
Compensation and employee benefits	$71,290	$64,380	$6,910	11%
Occupancy and equipment	17,794	17,709	85	—%
Advertising and promotions	4,935	4,881	54	1%
Outsourced data processing	2,435	2,304	131	6%
Other real estate owned	15,394	14,359	1,035	7%
Federal Deposit Insurance Corporation premiums	4,779	6,159	(1,380)	(22)%
Core deposit intangibles amortization	1,619	1,916	(297)	(16)%
Other expense	27,167	25,127	2,040	8%
Total non-interest expense before goodwill impairment charge	$145,413	$136,835	$8,578	6%
Goodwill impairment charge	—	40,159	(40,159)	(100)%
Total non-interest expense	$145,413	$176,994	$(31,581)	(18)%

Compensation and employee benefits for the first nine months of 2012 increased $6.9 million, or 11 percent, and was attributable to an increase in commissions on residential real estate loan originations, a revised Company incentive program and the restoration in the first nine months of 2012 of certain compensation cuts made in the first nine months of 2011. Other real estate owned expense of $15.4 million in the first nine months of 2012 increased $1.0 million, or 7 percent, from the first nine months of the prior year. The other real estate owned expense for the first nine months of 2012 included $2.5 million of operating expenses, $11.4 million of fair value write-downs, and $1.5 million of loss on sale of other real estate owned. Other expense in the first nine months of 2012 increased $2.0 million, or 8 percent, from the first nine months of the prior year and was primarily driven by increases in loan expenses, checking and operating losses and several miscellaneous categories.

Efficiency Ratio
The efficiency ratio was 53 percent for the first nine months of 2012 and 51 percent for the first nine months of 2011. Although there was a significant increase in non-interest income from the first nine months of the prior year, it was not enough to offset the combination of the decrease in net interest income and the increase in non-interest expense (before the goodwill impairment charge) in the first nine months of 2012.

Provision for Loan Losses
The provision for loan losses was $19.3 million for the first nine months of 2012, a decrease of $36.6 million, or 66 percent, from the same period in the prior year. Net charged-off loans during the first half of 2012 was $20.1 million, a decrease of $34.7 million from the first nine months of 2011. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $7.0 million, or 35 percent of total net charged-off loans.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from	% Change from
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Custom and owner occupied construction	$39,937	35,422	31,592	13%	26%
Pre-sold and spec construction	46,149	58,811	57,813	(22)%	(20)%
Total residential construction	86,086	94,233	89,405	(9)%	(4)%
Land development	88,272	103,881	116,500	(15)%	(24)%
Consumer land or lots	109,648	125,396	130,417	(13)%	(16)%
Unimproved land	54,988	66,074	68,654	(17)%	(20)%
Developed lots for operative builders	19,943	25,180	26,271	(21)%	(24)%
Commercial lots	21,674	26,621	27,085	(19)%	(20)%
Other construction	37,981	34,346	32,682	11%	16%
Total land, lot, and other construction	332,506	381,498	401,609	(13)%	(17)%
Owner occupied	703,253	697,131	701,578	1%	—%
Non-owner occupied	450,402	436,021	431,664	3%	4%
Total commercial real estate	1,153,655	1,133,152	1,133,242	2%	2%
Commercial and industrial	401,717	408,054	411,465	(2)%	(2)%
1st lien	719,030	688,455	675,980	4%	6%
Junior lien	84,687	95,508	97,583	(11)%	(13)%
Total 1-4 family	803,717	783,963	773,563	3%	4%
Home equity lines of credit	326,878	350,229	360,459	(7)%	(9)%
Other consumer	108,069	109,235	112,546	(1)%	(4)%
Total consumer	434,947	459,464	473,005	(5)%	(8)%
Agriculture	157,587	151,031	163,482	4%	(4)%
Other	156,865	150,197	145,687	4%	8%
Loans held for sale	(118,986)	(95,457)	(67,876)	25%	75%
Total	$3,408,094	3,466,135	3,523,582	(2)%	(3)%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Other real estate owned	$57,650	78,354	93,649
Accruing loans 90 days or more past due
Residential real estate	551	59	1,143
Commercial	2,088	1,168	2,755
Consumer and other	632	186	104
Total	3,271	1,413	4,002
Non-accrual loans
Residential real estate	18,941	11,881	13,764
Commercial	85,899	109,641	126,184
Consumer and other	11,016	12,167	11,805
Total	115,856	133,689	151,753
Total non-performing assets [1]	$176,777	213,456	249,404
Non-performing assets as a percentage of subsidiary assets	2.33%	2.92%	3.49%
Allowance for loan and lease losses as a percentage of non-performing loans	115%	102%	89%
Accruing loans 30-89 days past due	$28,434	49,086	21,130
Troubled debt restructurings not included in non-performing assets	$103,980	98,859	85,847
Interest income [2]	$4,642	7,441	6,333

[1]	As of September 30, 2012, non-performing assets have not been reduced by U.S. government guarantees of $2.2 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	September 30, 2012	September 30, 2012
Custom and owner occupied construction	$2,468	1,531	2,440	1,375	415	678
Pre-sold and spec construction	5,993	5,506	10,375	5,293	—	700
Total residential construction	8,461	7,037	12,815	6,668	415	1,378
Land development	38,295	56,152	73,550	20,286	356	17,653
Consumer land or lots	9,332	8,878	10,128	4,524	236	4,572
Unimproved land	25,369	35,771	39,925	16,205	56	9,108
Developed lots for operative builders	6,471	9,001	4,195	4,571	151	1,749
Commercial lots	2,002	2,032	2,211	480	—	1,522
Other construction	5,111	5,133	4,832	200	—	4,911
Total land, lot and other construction	86,580	116,967	134,841	46,266	799	39,515
Owner occupied	15,845	23,931	25,012	9,826	238	5,781
Non-owner occupied	3,929	4,897	7,275	3,518	42	369
Total commercial real estate	19,774	28,828	32,287	13,344	280	6,150
Commercial and industrial	7,060	12,855	14,982	6,227	778	55
1st lien	30,578	31,083	37,715	23,395	400	6,783
Junior lien	9,213	2,506	2,219	8,829	384	—
Total 1-4 family	39,791	33,589	39,934	32,224	784	6,783
Home equity lines of credit	7,502	6,361	6,622	7,100	175	227
Other consumer	462	360	322	316	40	106
Total consumer	7,964	6,721	6,944	7,416	215	333
Agriculture	6,894	7,010	7,115	3,711	—	3,183
Other	253	449	486	—	—	253
Total	$176,777	213,456	249,404	115,856	3,271	57,650

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Custom and owner occupied construction	$852	—	—
Pre-sold and spec construction	—	250	—
Total residential construction	852	250	—
Land development	774	458	398
Consumer land or lots	850	1,801	1,137
Unimproved land	1,126	1,342	2,873
Developed lots for operative builders	129	1,336	255
Commercial lots	—	—	151
Other construction	—	—	138
Total land, lot and other construction	2,879	4,937	4,952
Owner occupied	6,849	8,187	3,998
Non-owner occupied	4,927	1,791	1,787
Total commercial real estate	11,776	9,978	5,785
Commercial and industrial	2,803	4,637	4,122
1st lien	4,462	14,405	2,751
Junior lien	750	6,471	600
Total 1-4 family	5,212	20,876	3,351
Home equity lines of credit	3,433	3,416	1,653
Other consumer	943	1,172	973
Total consumer	4,376	4,588	2,626
Agriculture	345	3,428	207
Other	191	392	87
Total	$28,434	49,086	21,130

A continuing positive trend was the current quarter decrease of $22.1 million, or 11 percent, in non-performing assets to $176.8 million at September 30, 2012; the non-performing assets also decreased $72.6 million, or 29 percent, from the prior year third quarter. The Company continues to actively and methodically manage the disposition of its non-performing assets. Another encouraging sign during the current quarter was the improvement in the Company's early stage delinquencies (accruing loans 30-89 days past due) which decreased $20.3 million, or 42 percent, to $28.4 million at September 30, 2012 compared to early stage delinquencies of $48.7 million as of June 30, 2012.

The largest category of non-performing assets was the land, lot and other construction category which was $86.6 million, or 49 percent, of the non-performing assets at September 30, 2012. Included in this category was $38.3 million of land development assets and $25.4 million in unimproved land assets at September 30, 2012. Although land, lot and other construction loans has put pressure on the Company's credit quality, the Company has continued to reduce this category over the preceding seven consecutive quarters. During the current quarter, the land, lot and other construction non-performing asset category was reduced by $13.9 million, or 14 percent.

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

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at September 30, 2012. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at September 30, 2012. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans accounted for 46 percent of the Company's non-accrual loans as of September 30, 2012. Land, lot and other construction loans were 87 percent of the non-accrual construction loans. Of the Company’s $52.9 million of non-accrual construction loans at September 30, 2012, 94 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $226 million and $259 million as of September 30, 2012 and December 31, 2011, respectively. The ALLL includes valuation allowances of $18.6 million and $18.8 million specific to impaired loans as of September 30, 2012 and December 31, 2011, respectively. Of the total impaired loans at September 30, 2012, there were 29 significant commercial real estate and other commercial loans that accounted for $68.1 million, or 30 percent, of the impaired loans. The 29 loans were collateralized by 134 percent of the loan value, the majority of which had appraisals (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2012, there were 185 loans aggregating $120 million, or 53 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $18.6 million. Of these loans, there were charge-offs of $6.5 million during 2012.

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

In deciding whether to obtain an appraisal or evaluation (new or updated), the Company considers the impact of the following factors and environmental events:

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $161 million as of September 30, 2012. The Company’s TDR loans are considered impaired loans of which $56.0 million are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of September 30, 2012 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At September 30, 2012, the Company has TDR loans of $31.3 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $46.4 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into other real estate owned (“OREO”) during 2012 was $30.3 million of which $11.9 million was residential real estate, $15.7 million was commercial, and $2.7 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2012 was $21.0 million of which $8.9 million was residential real estate, $10.2 million was commercial, and $1.9 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Nine Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance at beginning of period	$78,354	73,485	73,485
Additions	21,029	79,295	64,478
Capital improvements	—	669	647
Write-downs	(11,393)	(16,246)	(6,853)
Sales	(30,340)	(58,849)	(38,108)
Balance at end of period	$57,650	78,354	93,649

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2012			December 31, 2011			September 30, 2011
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$17,249	13%	16%	17,227	13%	15%	19,263	14%	15%
Commercial real estate	77,755	57%	48%	76,920	56%	48%	75,690	55%	48%
Other commercial	22,229	16%	18%	20,833	15%	18%	20,623	15%	18%
Home equity	9,984	7%	12%	13,616	10%	13%	13,846	10%	13%
Other consumer	9,443	7%	6%	8,920	6%	6%	8,671	6%	6%
Totals	$136,660	100%	100%	137,516	100%	100%	138,093	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Nine Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance at beginning of period	$137,516	137,107	137,107
Provision for loan losses	19,250	64,500	55,825
Charge-offs
Residential real estate	(2,492)	(5,671)	(4,187)
Commercial loans	(16,917)	(52,428)	(44,573)
Consumer and other loans	(5,380)	(11,267)	(9,538)
Total charge-offs	(24,789)	(69,366)	(58,298)
Recoveries
Residential real estate	220	486	350
Commercial loans	3,185	3,830	2,375
Consumer and other loans	1,278	959	734
Total recoveries	4,683	5,275	3,459
Charge-offs, net of recoveries	(20,106)	(64,091)	(54,839)
Balance at end of period	$136,660	137,516	138,093
Allowance for loan and lease losses as a percentage of total loans	4.01%	3.97%	3.92%
Net charge-offs as a percentage of total loans	0.59%	1.85%	1.56%

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	September 30, 2012
Custom and owner occupied construction	$24	206	206	74	50
Pre-sold and spec construction	2,516	4,069	4,744	2,641	125
Total residential construction	2,540	4,275	4,950	2,715	175
Land development	2,654	17,055	14,435	3,480	826
Consumer land or lots	2,537	7,456	6,218	2,869	332
Unimproved land	543	4,047	3,417	802	259
Developed lots for operative builders	1,257	943	481	1,269	12
Commercial lots	41	237	175	167	126
Other construction	—	1,568	1,615	—	—
Total land, lot and other construction	7,032	31,306	26,341	8,587	1,555
Owner occupied	1,254	3,815	3,343	1,433	179
Non-owner occupied	232	3,861	3,532	628	396
Total commercial real estate	1,486	7,676	6,875	2,061	575
Commercial and industrial	1,790	7,871	7,365	2,604	814
1st lien	2,864	7,031	4,564	3,637	773
Junior lien	2,668	1,663	1,518	2,888	220
Total 1-4 family	5,532	8,694	6,082	6,525	993
Home equity lines of credit	1,412	3,261	2,343	1,526	114
Other consumer	133	615	454	435	302
Total consumer	1,545	3,876	2,797	1,961	416
Agriculture	95	134	134	231	136
Other	86	259	295	105	19
Total	$20,106	64,091	54,839	24,789	4,683

The Company’s allowance of $137 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2012 and 2011, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. At September 30, 2012, the allowance was $137 million, a decrease of $856 thousand from the prior year end and a decrease of $1.4 million from a year ago. The allowance was 4.01 percent of total loans outstanding at September 30, 2012, compared to 3.97 percent at December 31, 2011 and 3.92 percent at September 30, 2011. The allowance was 115 percent of non-performing loans at September 30, 2012, an increase from 102 percent at December 31, 2011 and an increase from 89 percent at September 30, 2011.

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Specific valuation allowance	$18,562	18,828	14,946
General valuation allowance	118,098	118,688	123,147
Total ALLL	$136,660	137,516	138,093

During 2012, the ALLL decreased by $856 thousand, the net result of a $266 thousand decrease in the specific valuation allowance and a $590 thousand decrease in the general valuation allowance. The decrease in the specific valuation allowance since the prior year end was primarily due to the decrease in loans with a specific valuation allowance of $3.5 million. The decrease in the general valuation allowance was the result of a $25.8 million decrease in loans collectively evaluated for impairment and an improvement in the historical loss experience adjusted for environmental factors. Further supporting the decrease in the ALLL were the following trends:

•
The $19.6 million of non-accrual loans in the commercial real estate and commercial and industrial at September 30, 2012 decreased by $1.9 million from the prior quarter end and decreased $18.2 million from September 30, 2011.

•	Non-performing loans as a percent of total loans decreased to 3.50 percent at September 30, 2012 as compared to 3.77 percent at June 30, 2012 and 4.42 percent at September 30, 2011.

•	Charge-offs, net of recoveries, for the third quarter of 2012 were $3.5 million, a $3.6 million decrease from the prior quarter and a $15.4 million decrease from the same quarter of 2011.

When applied to the Company’s historical loss experience, the environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $856 thousand. During the same period in 2011, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $986 thousand.

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

Though stabilizing, the soft economic conditions since 2009 have continued throughout the year, including declining sales of existing real property (e.g., single family residential, multi-family, commercial buildings and land), elevated levels of existing inventory of real property, increases in real property delinquencies and foreclosures and corresponding decreases in absorption rates, and lower values of real property that collateralize most of the Company’s loan portfolio, among other factors. The weak economic conditions combined with the improving, but nonetheless elevated levels of non-performing loans and charge-offs for commercial real estate loans contributed to the higher provision for loan losses since prior year-end in this loan portfolio class as compared to the other classes. National unemployment rates increased steadily from 5.0 in the first part of 2008 to a range of 7.8 to 10.0 during 2009 through 2011 and has recently declined to 7.8 in September of 2012. The unemployment rates for most states in which the Company conducts operations were generally lower throughout this time period compared to the national unemployment rate. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas currently remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 12 percent of the Company’s total loan portfolio and account for 46 percent of the Company’s non-accrual loans at September 30, 2012. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Investment Activity
It has generally been the Company’s policy to maintain a liquid portfolio above policy limits. The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. The Company uses the federal statutory rate of 35 percent in calculating its tax-equivalent yield. The residential mortgage-backed securities are typically short weighted-average life U.S. government agency CMOs and provide the Company with on-going liquidity as scheduled and pre-paid principal payments are made on the securities. The Company assesses individual securities in its investment securities portfolio for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant.

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities owned at September 30, 2012 primarily consisted of stock issued by the FHLB of Seattle and Topeka, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers' Bank of the West Bancorporation, Inc.

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

Based on the Company's analysis of its impaired non-marketable equity securities as of September 30, 2012, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring during the first nine months of 2012 and throughout 2011 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. In August 2011, Standard and Poor's downgraded the United States long-term debt rating from its AAA rating to AA+ with a negative outlook. Both Moody's and Fitch have continued to maintain their long-term debt ratings of the United States as Aaa and AAA, respectively, each with a negative outlook. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Fannie Mae, Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, Standard and Poor's, and Fitch).

The following table separates investments with an unrealized loss position at September 30, 2012 into two categories: investments purchased prior to 2012 and those purchased during 2012. Of those investments purchased prior to 2012, the fair market value and unrealized loss at December 31, 2011 is also presented.

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2012
State and local governments	$13,697	(113)	(1)%	13,418	(433)	(3)%
Collateralized debt obligations	2,762	(85)	(3)%	5,366	(282)	(5)%
Residential mortgage-backed securities	350,419	(2,399)	(1)%	662,576	(3,542)	(1)%
Total	$366,878	(2,597)	(1)%	681,360	(4,257)	(1)%
Temporarily impaired securities purchased during 2012
State and local governments	$90,412	(795)	(1)%
Corporate bonds	13,024	(35)	—%
Residential mortgage-backed securities	612,844	(3,589)	(1)%
Total	$716,280	(4,419)	(1)%
Temporarily impaired securities
State and local governments	$104,109	(908)	(1)%
Corporate bonds	13,024	(35)	—%
Collateralized debt obligations	2,762	(85)	(3)%
Residential mortgage-backed securities	963,263	(5,988)	(1)%
Total	$1,083,158	(7,016)	(1)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 15.0%	1	$(14)
10.1% to 15.0%	1	(65)
5.1% to 10.0%	6	(182)
0.1% to 5.0%	491	(6,755)
Total	499	$(7,016)

With respect to the duration of the impaired debt securities, the Company identified 91 securities which have been continuously impaired for the twelve months ending September 30, 2012. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 91 securities which have been continuously impaired for the twelve months ended September 30, 2012, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	9	$(85)	(29)
Collateralized debt obligations	6	(85)	(21)
Residential mortgage-backed securities	76	(1,592)	(389)
Total	91	$(1,762)

With respect to the collateralized debt obligations, each is in the form of a pooled trust preferred structure of which the Company owns a portion of the Senior Notes tranche. All of the assets underlying the pooled trust preferred structure are capital securities issued by trust subsidiaries of holding companies of banks and thrifts.

Of the 76 residential mortgage-backed securities, 72 have underlying collateral consisting of U.S. government guaranteed mortgages (e.g., GNMA) and U.S. government sponsored enterprise (e.g., FHLMC) guaranteed mortgages. Each of the 4 remaining residential mortgage-backed securities have underlying non-guaranteed private label whole loan collateral of which 3 have 30-year fixed rate residential mortgages considered to be “Prime” and 1 has 30-year fixed rate residential mortgages considered to be “ALT - A.” Moreover, none of the underlying mortgage collateral is considered “subprime.” The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company's analysis of its impaired debt securities as of September 30, 2012, the Company determined that none of such securities had other-than-temporary impairment.

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

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the asset liability committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased, wholesale deposits, and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs of the Federal Reserve Bank. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2012	December 31, 2011
Repurchase agreements
Amount outstanding at end of period	$414,836	258,643
Weighted interest rate on outstanding amount	0.37%	0.42%
Maximum outstanding at any month-end	$466,784	338,352
Average balance	$354,721	267,058
Weighted average interest rate	0.37%	0.51%
FHLB advances
Amount outstanding at end of period	$640,250	792,000
Weighted interest rate on outstanding amount	0.42%	0.68%
Maximum outstanding at any month-end	$774,000	877,017
Average balance	$719,142	721,226
Weighted average interest rate	0.56%	0.76%

Contractual Obligations and Off-Balance Sheet Arrangements
The Company has outstanding debt maturities, the largest aggregate amount of which were FHLB advances.
In the normal course of business, there may be various outstanding commitments to obtain funding, such as brokered deposits, and to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

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

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at September 30, 2012:

(Dollars in thousands)	September 30, 2012
FHLB advances
Borrowing capacity	$1,313,315
Amount utilized	(917,021)
Amount available	$396,294
Federal Reserve Bank discount window
Borrowing capacity	$455,860
Amount utilized	—
Amount available	$455,860
Unsecured lines of credit available	$171,000
Unencumbered investment securities
U.S. government and federal agency	$204
U.S. government sponsored enterprises	2,273
State and local governments	1,051,590
Corporate bonds	243,479
Collateralized debt obligations	2,762
Residential mortgage-backed securities	979,472
Total unencumbered securities	$2,279,780

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of September 30, 2012 and 2011. There are no conditions or events since September 30, 2012 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2012.

(Dollars in thousands)	Tier 1 (Core) Capital	Tier 2 (Total) Capital	Leverage Capital
Total stockholders’ equity	$890,157	890,157	890,157
Less:
Goodwill and intangibles	(112,765)	(112,765)	(112,765)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(47,856)	(47,856)	(47,856)
Plus:
Allowance for loan and lease losses	—	57,485	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$854,036	911,521	854,036
Risk weighted assets	$4,519,480	4,519,480
Total adjusted average assets			$7,443,881
Capital as % of risk weighted assets	18.90%	20.17%	11.47%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.90%	10.17%

Dividend payments were $0.39 per share for both nine month periods ended September 30, 2012 and 2011. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share measured over the previous four fiscal quarters.

In addition to the primary and safeguard liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,937,222 has been issued as of September 30, 2012. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.

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

Income tax expense (benefit) for the nine months ended September 30, 2012 and 2011 was $13.2 million and $(2.7) million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 19.5 percent and (619.6) percent, respectively. The primary reason for the current year's low effective rate is the amount of tax-exempt investment income and federal tax credits. In addition to the tax-exempt investment income and federal tax credits, the prior year's negative effective rate was largely due to the goodwill impairment charge. The tax-exempt income was $28.1 million and $22.8 million for the nine months ended September 30, 2012 and 2011, respectively. The federal tax credit benefits were $3.0 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. The Company continues to hold its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2012			September 30, 2012
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	625,778	7,740	4.95%	600,443	23,019	5.11%
Commercial loans	2,269,189	30,293	5.30%	2,279,928	91,764	5.36%
Consumer and other loans	612,541	8,826	5.72%	626,614	26,809	5.70%
Total loans [1]	3,507,508	46,859	5.30%	3,506,985	141,592	5.38%
Tax-exempt investment securities [2]	890,211	13,219	5.94%	880,310	40,605	6.15%
Taxable investment securities [3]	2,653,151	6,379	0.96%	2,503,270	25,511	1.36%
Total earning assets	7,050,870	66,457	3.74%	6,890,565	207,708	4.02%
Goodwill and intangibles	113,041			113,587
Non-earning assets	392,735			371,379
Total assets	7,556,646			7,375,531
Liabilities
Non-interest bearing deposits	1,109,645	—	—%	1,048,052	—	—%
NOW accounts	881,707	361	0.16%	857,439	1,086	0.17%
Savings accounts	460,400	89	0.08%	444,711	265	0.08%
Money market deposit accounts	893,332	563	0.25%	883,278	1,739	0.26%
Certificate accounts	1,053,807	2,802	1.05%	1,058,233	9,100	1.15%
Wholesale deposits [4]	656,321	670	0.41%	646,744	1,858	0.38%
FHLB advances	975,763	3,116	1.27%	996,153	9,715	1.30%
Repurchase agreements, federal funds purchased and other borrowed funds	547,138	1,306	0.95%	497,296	3,786	1.01%
Total interest bearing liabilities	6,578,113	8,907	0.54%	6,431,906	27,549	0.57%
Other liabilities	87,133			64,748
Total liabilities	6,665,246			6,496,654
Stockholders’ Equity
Common stock	719			719
Paid-in capital	641,672			642,101
Retained earnings	200,238			190,900
Accumulated other comprehensive income	48,771			45,157
Total stockholders’ equity	891,400			878,877
Total liabilities and stockholders’ equity	7,556,646			7,375,531
Net interest income (tax-equivalent)		57,550			180,159
Net interest spread (tax-equivalent)			3.20%			3.45%
Net interest margin (tax-equivalent)			3.24%			3.48%

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $4.1 million and $12.5 million on tax-exempt investment security income for the three and nine months ended September 30, 2012, respectively.

[3]	Includes tax effect of $386 thousand and $1.2 million on investment security tax credits for the three and nine months ended September 30, 2012, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

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

	Nine Months ended September 30,
	2012 vs. 2011
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,112	(2,955)	(1,843)
Commercial loans	(4,443)	(2,413)	(6,856)
Consumer and other loans	(2,742)	(1,334)	(4,076)
Investment securities (tax-equivalent)	16,385	(18,535)	(2,150)
Total interest income	10,312	(25,237)	(14,925)
Interest expense
NOW accounts	181	(641)	(460)
Savings accounts	66	(223)	(157)
Money market deposit accounts	28	(1,285)	(1,257)
Certificate accounts	(280)	(3,266)	(3,546)
Wholesale deposits	114	(536)	(422)
FHLB advances	599	(16)	583
Repurchase agreements, federal funds purchased and other borrowed funds	1,183	(2,672)	(1,489)
Total interest expense	1,891	(8,639)	(6,748)
Net interest income	$8,421	(16,598)	(8,177)

Net interest income decreased $8.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease in interest income was driven primarily by the continued purchase of low yielding investment securities to offset the lower volume and reduced rate loans. Additionally, there was an increase in premium amortization on investment securities which reduced interest income. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income.

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

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2012, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Although the Company combined its eleven bank subsidiaries into one single commercial bank during the second quarter 2012, the Company has determined that there were no related changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.
November 8, 2012	/s/ Michael J. Blodnick
Michael J. Blodnick
President/CEO
November 8, 2012	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President/CFO