Form 10-K
period 2012-12-31
GLACIER BANCORP INC
filed 2013-02-28
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2012 (the last business day of the most recent second quarter), was $1,078,136,586 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
As of February 18, 2013, there were issued and outstanding 71,954,982 shares of the Registrant’s common stock. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2013 Annual Meeting Proxy Statement dated March 25, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 108 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington through eleven divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and nine wholly-owned subsidiaries which consist of the Bank and eight non-bank subsidiaries. The eight non-bank subsidiaries include GBCI Other Real Estate Owned ("GORE") and seven trust subsidiaries. The Company formed GORE to isolate certain bank foreclosed properties for legal protection and administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity. The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001 and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements. As of December 31, 2012, none of the Company's subsidiaries were engaged in any operations in foreign countries.

On April 30, 2012, the Company combined its eleven bank subsidiaries into eleven bank divisions within Glacier Bank, such divisions operating with the same names and management teams as before the combination. Prior to the combination of the bank subsidiaries, the Company considered its eleven bank subsidiaries, GORE, and the parent holding company to be its operating segments. Subsequent to the combination of the bank subsidiaries, the Company considers the Bank to be its sole operating segment. The change to combining the bank subsidiaries into a single operating segment is appropriate as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) discrete financial information is available for the Bank. The eleven divisions within Glacier Bank are as follows: Glacier Bank, Mountain West Bank, First Security Bank of Missoula, Western Security Bank, 1st Bank, Valley Bank of Helena, Big Sky Western Bank, First Bank of Wyoming, Citizens Community Bank, First Bank of Montana and Bank of the San Juans.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant employee time to this portion of the business.

Recent and Pending Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions: On October 2, 2009, First Company and its subsidiary, First Bank of Wyoming, formerly First National Bank & Trust, was acquired by the Company. On December 1, 2008, Bank of the San Juans Bancorporation and its subsidiary, Bank of the San Juans ("San Juans") in Durango, Colorado, was acquired by the Company.

On February 25, 2013, the Company announced the signing of a definitive agreement to acquire First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from three banking offices in Wheatland, Torrington and Guernsey, Wyoming. As of December 31, 2012, First State Bank had total assets of $281 million, gross loans of $179 million and total deposits of $249 million. The transaction provides for the payment to Wheatland Bankshares, Inc. shareholders of $10.62 million in cash and 1,652,000 shares of the Company's common stock, so long as the average closing price for the Company stock is between $13.50 and $16.50. Upon closing of the transaction, which is anticipated to take place in the second quarter of 2013, First State Bank will be merged into the Bank and operate as a separate bank division doing business under its existing name.

Market Area
The Company has 108 locations, of which 9 are loan or administration offices, in 35 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 55 locations in Montana, 29 locations in Idaho, 14 locations in Wyoming, 3 locations in Colorado, 4 locations in Utah and 3 locations in Washington.

The market area’s economic base primarily focuses on tourism, energy, construction, mining, manufacturing, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, significant lakes, and rural scenic areas.

Competition
Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2012, the Company has approximately 23 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Company has 26 percent of the deposits in the 6 counties it services. In Colorado, the Company has 10 percent of the deposits in the 2 counties it services. In Utah, the Company has 11 percent of the deposits in the 3 counties it services. In Washington, the Company has 1 percent of the deposits in the 2 counties it services.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which the Company has offices. Non-depository financial service institutions, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including on-line banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

Employees
As of December 31, 2012, the Company employed 1,753 persons, 1,553 of whom were employed full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including health and dental insurance, life and accident insurance, long-term disability coverage, sick leave, 401(k) plan, profit sharing plan and a stock-based compensation plan. The Company considers its employee relations to be excellent. See Note 16 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company's Board of Directors ("Board") has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the full Board level and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading "Meetings and Committees of the Board of Directors - Committee Membership" in the Company's 2013 Annual Meeting Proxy Statement and is incorporated herein by reference.

Website Access
Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.glacierbancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, the federal Deposit Insurance Funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof, could have a material effect on the Company’s business or operations. Numerous changes to the statutes, regulations or regulatory policies applicable to the Company have been made or proposed in recent years. The full extent to which these changes will impact the Company is not yet known. However, continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s business.

Glacier Bank, the sole bank subsidiary of the Company, is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division, the FDIC, and, with respect to branches of the Bank outside of Montana, applicable state regulators. The Company recently consolidated its bank subsidiaries which operated throughout the states of Montana, Colorado, Idaho, Utah, Washington and Wyoming, into Glacier Bank.

Federal Bank Holding Company Regulation
General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of the Bank. As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide additional information to the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

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

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services provided by the Company or the Bank or 2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Federal and State Regulation of the Bank
General. Deposits in Glacier Bank, a Montana state-chartered bank with branches in Montana, Colorado, Idaho, Utah, Washington and Wyoming, are insured by the FDIC. The Bank is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division and the FDIC. In addition, with respect to branches of the Bank outside of Montana, Glacier is subject to regulation and supervision by the applicable state banking regulators. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern their relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which the Bank takes deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier II capital generally consists of the allowance for loan and lease losses, hybrid capital instruments, and qualifying subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier I capital.

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

Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

Anti-Terrorism
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (“Patriot Act”). The Patriot Act, in relevant part, 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money-laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports.

Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLB Act”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

The Emergency Economic Stabilization Act of 2008
Emergency Economic Stabilization Act of 2008. In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provides the U.S. Department of the Treasury (“Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

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

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which 1) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and 2) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and expired on December 31, 2012.

Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15 percent to 1.35 percent; requires that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by the Bank could increase as a result.

Insurance of Deposit Accounts. The Emergency Economic Stabilization Act of 2008 (“EESA”) included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance. The temporary increase was made permanent under the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest transaction accounts expired December 31, 2012.

Recent Legislation
Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact the Company's business are summarized below.

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

The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation
General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and, therefore, generally increases the cost of doing business.

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. Capital buffers are added to each capital ratio to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation date has not yet been finalized.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company or the Bank cannot be predicted with certainty.

Item 1A. Risk Factors

An investment in the Company's common stock involves certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

The continued challenging economic environment could have a material adverse effect on the Company’s future results of operations or the market price of stock.
The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington markets facing many of the same challenges as the national economy, including continued unemployment and slow recovery in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur, and whether there will be another recession. These economic conditions can cause borrowers to be unable to pay their loans. The inability of borrowers to repay loans can erode earnings by reducing net interest income and by requiring the Company to add to its allowance for loan and lease losses (“ALLL” or “allowance”). While the Company cannot accurately predict how long these conditions may exist, the challenging economy could continue to present risks for some time for the industry and Company. A further deterioration in economic conditions in the nation as a whole or in the Company’s markets could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•
collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans and increasing the potential severity of loss in the event of loan defaults;

•	demand for banking products and services may decline; and

•	low cost or non-interest bearing deposits may decrease.

The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Company maintains an allowance in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Company can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Company’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Company will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Company’s provision for loan losses and ALLL. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL would have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any further deterioration in the real estate markets could require material increases in the ALLL and adversely affect the Company’s financial condition and results of operations.
The Company has a high degree of concentration in loans secured by real estate. A sluggish recovery in the real estate markets could adversely impact borrowers' ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Company's ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company's financial condition and results of operations, perhaps materially.

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The Company declared dividends of $0.53 per share in 2012 and declared dividends of $0.52 per share in 2011. The Company may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on the Company’s common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state. As a result, future dividends will generally depend on the sufficiency of earnings.

The Company may not be able to continue to grow organically or through acquisitions.
Historically, the Company has expanded through a combination of organic growth and acquisitions. If market and regulatory conditions remain challenging, the Company may be unable to grow organically or successfully complete or integrate potential future acquisitions. Furthermore, there can be no assurance that the Company can successfully complete such transactions, since they are subject to regulatory review and approval.

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase the Company's interest expense and reduce liquidity.
On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee (“TAG”) program expired. Prior to its expiration, all funds under TAG in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.  The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase the Company's costs of funds and negatively impact its results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure.  This could reduce the Company's liquidity, or require the payment of higher interest rates to retain deposits in order to maintain liquidity and could adversely affect the Company's earnings.

The FDIC has adopted a plan to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.
The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35 percent as the minimum Deposit Insurance Fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35 percent from the former statutory minimum of 1.15 percent. As a result, the deposit insurance assessments to be paid by the Company could increase.

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

Non-performing assets could increase, which could adversely affect the Company’s results of operations and financial condition.
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

With relatively soft loan demand and increased market liquidity, the investment securities portfolio has grown significantly and represented 48 percent of total assets at December 31, 2012. While the Company believes that the terms of such investments have been kept relatively short, the Company is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Company’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

Recent and/or future U.S. federal government credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.
In August 2011, Standard and Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard and Poor’s downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term United States debt. It is difficult to predict the effect of these actions, or any future downgrades or changes in outlook by Standard & Poor’s or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including U.S. agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in the Company’s investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under securities sold under agreements to repurchase (“repurchase agreements”), at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Fluctuating interest rates can adversely affect profitability.
The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability. The Company seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Company’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment.

Interest rate swaps expose the Company to certain risks, and may not be effective in mitigating exposure to changes in interest rates.
The Company has entered into interest rate swap agreements in order to manage a portion of the risk to interest rate volatility. The Company anticipates that additional interest rate swaps may be entered into in the future. These swap agreements involve other risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, leaving the Company vulnerable to interest rate movements. There can be no assurance that these arrangements will be effective in reducing the Company’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America, goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2012; however, the Company incurred an impairment of goodwill of $40.2 million ($32.6 million after-tax) during the third quarter of 2011. The Company continues to maintain $106 million in goodwill on its balance sheet and there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
The Company may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

A tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.
A tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company's asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and borrowings with the Federal Home Loan Bank ("FHLB") to fund loan growth. In the event the economy continues to see a slow recovery, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

The Company may pursue additional capital in the future, which could dilute the holders of the Company’s outstanding common stock and may adversely affect the market price of common stock.
In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company’s capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock or borrowings by the Company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of the Company’s outstanding common stock, and may adversely affect the market price of the Company’s common stock and performance measures such as earnings per share.

Business would be harmed if the Company lost the services of any of the senior management team.
The Company believes its success to date has been substantially dependent on its Chief Executive Officer ("CEO") and other members of the executive management team, and on the Presidents of its bank divisions. The loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects.

Competition in the Company’s market areas may limit future success.
Commercial banking is a highly competitive business. The Company competes with other commercial banks, savings and loans, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company. Some of the Company’s competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market areas, the Company’s business, results of operations and prospects could be adversely affected.

A failure in or breach of the Company's operational or security systems, or those of the Company's third party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage the Company's reputation, increase costs and cause losses.
The Company's operations rely heavily on the secure processing, storage and transmission of confidential and other information on the its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of the Company's systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. The Company cannot assure that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While the Company has certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance its protective measures.

Additionally, the Company faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Company's operational systems.

Any failures, interruptions or security breaches in the Company's information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose the Company to civil litigation, regulatory fines or losses not covered by insurance.

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

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation 1) creates a new CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages; 2) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies; 3) will lead to new capital requirements from federal banking regulatory agencies; 4) places new limits on electronic debt card interchange fees; and 5) requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

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

The Company cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets and on the Company. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading price of the Company’s common stock.

The Company has various anti-takeover measures that could impede a takeover.
The Company’s articles of incorporation include certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then-outstanding shares, unless it is either approved by the Board of Directors or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the effect of lengthening the time required to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their Glacier Bancorp, Inc. common stock, even in circumstances where such action is favored by a majority of the Company’s shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company's 108 properties as of December 31, 2012:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	6	49	$72,645
Idaho	11	18	22,836
Wyoming	2	12	14,801
Colorado	1	2	2,885
Utah	1	3	2,507
Washington	1	2	1,230
	22	86	$116,904

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur as needed.

For additional information regarding the Company’s premises and equipment and lease obligations, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 3. Legal Proceedings

The Company and its subsidiaries are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. The primary market makers during 2012 are listed below:

Barclays Capital Inc./Le	Credit Suisse Securities USA	D.A. Davidson & Co., Inc.
Deutsche Banc Alex Brown	Goldman, Sachs & Co.	Instinet, LLC
J.P. Morgan Securities LLC	Knight Capital Americas LLC	Latour Trading LLC
Merrill Lynch, Pierce, Fenner	Morgan Stanley & Co. LLC	RBC Capital Markets Corp.
SG Americas Securities LLC	Tradebot Systems, Inc.	UBS Securities LLC
Wedbush Securities Inc.

The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below. As of December 31, 2012, there were approximately 1,370 shareholders of record for the Company’s common stock.

	2012		2011
	High	Low	High	Low
First quarter	$15.50	$12.43	$15.94	$14.09
Second quarter	15.46	13.66	15.29	12.97
Third quarter	16.17	14.93	13.75	9.23
Fourth quarter	15.53	13.43	12.51	9.09

The Company paid cash dividends on its common stock of $0.53 and $0.52 per share for the years ended December 31, 2012 and 2011, respectively. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. The following table summarizes the Company's dividends paid per quarter for the periods indicated:

	2012	2011
First quarter	0.13	0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.14	0.13

Unregistered Securities
There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

Issuer Stock Purchases
The Company made no stock repurchases during 2012.

Equity Compensation Plan Information
The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers, other employees and directors. Although the 1994 Director Stock Option Plan expired in March 2009, there are issued options outstanding that have not been exercised as of December 31, 2012.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the following plans as of December 31, 2012:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by the shareholders	791,440	$16.95	3,849,531

Stock Performance Graphs
The following graphs compare the yearly cumulative total return of the Company’s common stock over both a five-year and ten-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index, and 2) the SNL Bank Index comprised of banks and bank holding companies with total assets between $5 billion and $10 billion. Each of the cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
Index Value
130
120
110
100
90
80
70
60
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Glacier Bancorp, Inc.
Russell 2000
SNL Bank $5B-$10B Index

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Glacier Bancorp, Inc.
Russell 2000
SNL Bank $5B-$10B Index

Item 6. Selected Financial Data

The following financial data of the Company is derived from the Company’s historical audited financial statements and related notes. The information set forth below should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" contained elsewhere in this report.

						Compounded Annual Growth Rate
	December 31,					1-Year 2012/2011	5-Year 2012/2008
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Selected Statement of Financial Condition Information
Total assets	$7,747,440	7,187,906	6,759,287	6,191,795	5,553,970	7.8%	10.0%
Investment securities, available-for-sale	3,683,005	3,126,743	2,395,847	1,443,817	929,147	17.8%	41.9%
Loans receivable, net	3,266,571	3,328,619	3,612,182	3,920,988	3,998,478	(1.9)%	(1.5)%
Allowance for loan and lease losses	(130,854)	(137,516)	(137,107)	(142,927)	(76,739)	(4.8)%	19.2%
Goodwill and intangibles	112,274	114,384	157,016	160,196	159,765	(1.8)%	(6.2)%
Deposits	5,364,461	4,821,213	4,521,902	4,100,152	3,262,475	11.3%	11.0%
Federal Home Loan Bank advances	997,013	1,069,046	965,141	790,367	338,456	(6.7)%	13.1%
Repurchase agreements and other borrowed funds	299,540	268,638	269,408	451,251	1,110,731	11.5%	(5.7)%
Stockholders’ equity	900,949	850,227	838,204	685,890	676,940	6.0%	11.3%
Equity per share	12.52	11.82	11.66	11.13	11.04	5.9%	4.9%
Equity as a percentage of total assets	11.63%	11.83%	12.40%	11.08%	12.19%	(1.7)%	1.2%

						Compounded Annual Growth Rate
	Years ended December 31,					1-Year 2012/2011	5-Year 2012/2008
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Summary Statements of Operations
Interest income	$253,757	280,109	288,402	302,494	302,985	(9.4)%	(3.6)%
Interest expense	35,714	44,494	53,634	57,167	90,372	(19.7)%	(21.7)%
Net interest income	218,043	235,615	234,768	245,327	212,613	(7.5)%	3.5%
Provision for loan losses	21,525	64,500	84,693	124,618	28,480	(66.6)%	26.4%
Non-interest income	91,496	78,199	87,546	86,474	61,034	17.0%	7.1%
Non-interest expense [1]	193,421	191,965	187,948	168,818	145,909	0.8%	7.0%
Income before income taxes [1]	94,593	57,349	49,673	38,365	99,258	64.9%	(1.8)%
Income tax expense [1]	19,077	7,265	7,343	3,991	33,601	162.6%	(11.5)%
Net income [1]	$75,516	50,084	42,330	34,374	65,657	50.8%	1.9%
Basic earnings per share [1]	$1.05	0.70	0.61	0.56	1.20	50.0%	(4.0)%
Diluted earnings per share [1]	$1.05	0.70	0.61	0.56	1.19	50.0%	(3.9)%
Dividends declared per share	$0.53	0.52	0.52	0.52	0.52	1.9%	1.2%

	At or for the Years ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Selected Ratios and Other Data
Return on average assets [1]	1.01%	0.72%	0.67%	0.60%	1.31%
Return on average equity [1]	8.54%	5.78%	5.18%	4.97%	11.63%
Dividend payout ratio [1]	50.48%	74.29%	85.25%	92.86%	43.33%
Average equity to average asset ratio	11.84%	12.39%	12.96%	12.16%	11.23%
Net interest margin on average earning assets (tax equivalent)	3.37%	3.89%	4.21%	4.82%	4.70%
Efficiency ratio [2]	54.02%	51.34%	51.35%	47.47%	49.94%
Allowance for loan and lease losses as a percent of loans	3.85%	3.97%	3.66%	3.52%	1.88%
Allowance for loan and lease losses as a percent of nonperforming loans	133%	102%	70%	70%	105%
Non-performing assets as a percentage of subsidiary assets	1.87%	2.92%	3.91%	4.13%	1.46%
Loans originated and acquired	$2,238	1,650	1,935	2,431	2,457
Number of full time equivalent employees	1,677	1,653	1,674	1,643	1,571
Number of locations	108	106	105	106	101

__________
[1] Excludes 2011 goodwill impairment charge of $32.6 million ($40.2 million pre-tax). For additional information on the goodwill impairment charge see the "Non-GAAP Financial Measures" section below.
[2] Non-interest expense before other real estate owned expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of fully taxable equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, other real estate owned income, and non-recurring income items.

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

	Year ended December 31, 2011
	Goodwill Impairment Charge,
(Dollars in thousands, except per share data)	GAAP	Net of Tax	Non-GAAP
Non-interest expense	$232,124	(40,159)	191,965
Income before income taxes	$17,190	40,159	57,349
Income tax expense	$(281)	7,546	7,265
Net income	$17,471	32,613	50,084
Basic earnings per share	$0.24	0.46	0.70
Diluted earnings per share	$0.24	0.46	0.70
Return on average assets	0.25%	0.47%	0.72%
Return on average equity	2.04%	3.74%	5.78%
Dividend payout ratio	216.67%	(142.38)%	74.29%

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:

•
the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of a slow recovery in the housing and real estate markets in its geographic areas;

•	increased loan delinquency rates;

•
the risks presented by a slow economic recovery, which could adversely affect credit quality, loan collateral values, OREO values, investment values, liquidity and capital levels, dividends and loan originations;

•	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

•
legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become additionally impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital in the future;

•	competition from other financial services companies in the Company's markets;

•	loss of services from the CEO and senior management team;

•	potential interruption or breach in security of the Company's systems; and

•	the Company’s success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in "Item 1A. Risk Factors." Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Highlights and Overview
The Company had all time record earnings of $75.5 million for 2012, which was an increase of $25.4 million, or 51 percent over the 2011 operating net income of $50.1 million. Diluted earnings per share for 2012 was $1.05, an increase of $0.35, or 50 percent, from the prior year diluted operating earnings per share of $0.70. The 2011 operating net income is considered a non-GAAP financial measure and resulted from a goodwill impairment charge reconciling item of $32.6 million ($40.2 million pre-tax). For additional information regarding non-GAAP financial measures relating to the goodwill impairment charge, see the section captioned “Non-GAAP Financial Measures” included in “Item 6. Selected Financial Data.” Including the goodwill impairment charge, net income for 2011 was $17.5 million.

The net income improvement for 2012 over the 2011 operating income was largely attributable to the $43.0 million reduction, or 67 percent decrease, in the provision for loan losses as a result of the improvement in credit quality. The improvement in credit quality was also reflected in the decrease in OREO expense which decreased $8.3 million, or 30 percent, over the prior year. The reduction in provision for loan losses was partially offset by the $17.6 million reduction in net interest income driven by the low interest rate environment and the increase in premium amortization (net of discount accretion) on investment securities. Although the refinance and purchase activity during 2012 caused an increase in premium amortization on the investment portfolio, there was relief in part from the increase in gain on sale of loans which increased $11.1 million, or 53 percent, from the prior year.

The real bright spot for the Company this year was the noteworthy improvement in credit quality of the loan portfolio. Non-performing assets were $144 million at year end, a decrease of $70.0 million, or 33 percent, from the prior year end and a decrease of $127 million, or 47 percent, from the Company's historically high levels in 2010. The decrease in non-performing assets was the result of the Company's continued patience and focus on actively managing the disposal of the non-performing assets.

During the current and prior two years, the low interest rate environment combined with the decline in the loan portfolio and the increase in low-yielding investment securities has put significant pressure on the Company's net interest margin. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, decreased 52 basis points from 3.89 percent in 2011 to 3.37 percent in 2012. Net interest income of $218 million in 2012 decreased $17.6 million, or 7 percent, from net interest income of $236 million in 2011. The Company purchased the investment securities over the past three years to offset the weak loan demand and preserve net interest income. The majority of investment securities purchased were short weighted-average life collateralized mortgage obligations ("CMO") to allow the Company the ability to redeploy principal paydowns as loan demand returns. As a result of offsetting the decline in the loan portfolio with investment securities, the Company has both reduced the negative impact to current net interest income, while positioning the Company for future economic growth.

The loan portfolio of $3.397 billion decreased $68.7 million, or 2 percent, from the prior year end. Investment securities of $3.683 million increased $556 million, or 18 percent, from the prior year end and represented 48 percent of total assets at the end of 2012. The Company experienced another year of increased deposits with non-interest bearing deposits increasing $181 million, or 18 percent, during the year and interest bearing deposits (excluding wholesale deposits) increasing $212 million, or 7 percent, during the year. As a result of the increase in deposits, the Company required less borrowings to fund the investment growth and decreased FHLB advances by $72 million during the year. Tangible stockholders’ equity increased $52.8 million, or $0.73 per share, as a result of earnings retention and the increase in accumulated other comprehensive income. The Company increased its quarterly dividend during the fourth quarter of 2012 from $0.13 per share to $0.14 per share for a record dividend of $0.53 per share for 2012 compared to $0.52 per share for 2011.

During the second quarter of 2012, the Company combined its eleven bank subsidiaries into one bank subsidiary with eleven bank divisions. The eleven bank divisions operate with the same names and management teams as before the combination. The primary purpose of the combination was to minimize regulatory burden and free up resources to focus on delivering products and services to its customers in a faster and more efficient way. Following the combination of the bank subsidiaries, the eleven bank divisions have been focused on centralizing and standardizing processes and resources across the Company.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality, and regulatory burden.

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$187,040	128,032	59,008	46%
Investment securities, available-for-sale	3,683,005	3,126,743	556,262	18%
Loans receivable
Residential real estate	516,467	516,807	(340)	—%
Commercial	2,278,905	2,295,927	(17,022)	(1)%
Consumer and other	602,053	653,401	(51,348)	(8)%
Loans receivable	3,397,425	3,466,135	(68,710)	(2)%
Allowance for loan and lease losses	(130,854)	(137,516)	6,662	(5)%
Loans receivable, net	3,266,571	3,328,619	(62,048)	(2)%
Other assets	610,824	604,512	6,312	1%
Total assets	$7,747,440	7,187,906	559,534	8%

Investment securities increased $556 million, or 18 percent, from December 31, 2011. The Company continued to purchase investment securities to primarily offset the lack of loan growth and to maintain interest income. The increase in investment securities for the current quarter occurred in CMO, corporate and municipal bonds. The majority of the purchases were short weighted-average life CMOs which were significantly offset by CMO principal paydowns during the quarter.  Investment securities represent 48 percent of total assets at December 31, 2012 versus 44 percent at December 31, 2011.

The heightened uncertainty with the current economy and muted loan demand continued to put pressure on the Company and was the primary cause of the decrease in the loan portfolio. During the year 2012, the loan portfolio decreased $68.7 million, or 2 percent, from total loans of $3.466 billion at December 31, 2011. The largest decrease during the year was in consumer and other loans which decreased $51.3 million, or 8 percent, from December 31, 2011 and was primarily attributable to customers paying off home equity lines of credit during the process of refinancing their home. In addition, the Company continues to reduce its exposure to land, lot and other construction loans which totaled $330 million as of December 31, 2012, a decrease of $51.2 million, or 13 percent, from the prior year end.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
Non-interest bearing deposits	$1,191,933	1,010,899	181,034	18%
Interest bearing deposits	4,172,528	3,810,314	362,214	10%
Repurchase agreements	289,508	258,643	30,865	12%
FHLB advances	997,013	1,069,046	(72,033)	(7)%
Other borrowed funds	10,032	9,995	37	—%
Subordinated debentures	125,418	125,275	143	—%
Other liabilities	60,059	53,507	6,552	12%
Total liabilities	$6,846,491	6,337,679	508,812	8%

The Company's deposits continued to increase during the current year and over the past several years which has allowed the Company to fund the increase in the investment securities portfolio at lower funding costs. The increase in deposits during 2012 and throughout 2011 has been driven by the Company's success in generating new personal and business customer relationships, as well as existing customers retaining cash deposits for liquidity purposes due to the continued uncertainty in the current economic environment. Non-interest bearing deposits of $1.192 billion increased $181 million, or 18 percent, since December 31, 2011. Interest bearing deposits of $4.173 billion at December 31, 2012 included $758 million of wholesale deposits of which $128 million were reciprocal deposits (e.g., Certificate of Deposit Account Registry System deposits ("CDARS")). In addition to reciprocal deposits, wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts. Interest bearing deposits increased $362 million, or 10 percent, from December 31, 2011 and included a decrease of $41.4 million in wholesale deposits.

The Company's level and mix of borrowings has fluctuated as needed to supplement deposit growth and to fund growth in the investment securities. The decrease in funding through repurchase agreements from the prior quarter was primarily due to the decrease of $112 million in wholesale repurchase funding to a total of $4.2 million as of December 31, 2012. The wholesale repurchase agreements are utilized as a source of low cost funding and fluctuate as other lower cost funding sources are utilized.  FHLB advances decreased $72.0 million since the prior year end.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2011:

(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	$ Change	% Change
Common equity	$852,987	816,740	36,247	4%
Accumulated other comprehensive income	47,962	33,487	14,475	43%
Total stockholders’ equity	900,949	850,227	50,722	6%
Goodwill and core deposit intangible, net	(112,274)	(114,384)	2,110	(2)%
Tangible stockholders’ equity	$788,675	735,843	52,832	7%
Stockholders’ equity to total assets	11.63%	11.83%		(2)%
Tangible stockholders’ equity to total tangible assets	10.33%	10.40%		(1)%
Book value per common share	$12.52	11.82	0.70	6%
Tangible book value per common share	$10.96	10.23	0.73	7%
Market price per share at end of period	$14.71	12.03	2.68	22%

Tangible stockholders' equity and tangible book value per share increased $52.8 million and $0.73 per share from the prior year end, resulting in tangible stockholders' equity to tangible assets of 10.33 percent and tangible book value per share of $10.96 as of December 31, 2012. The increases were from earnings retention and an increase in accumulated other comprehensive income.

Results of Operations

Performance Summary
Net income for 2012 was $75.5 million, an increase of $25.4 million, or 51 percent, over the 2011 operating net income of $50.1 million. Operating net income is considered a non-GAAP financial measure and additional information regarding this measurement and reconciliation is provided in “Item 6. Selected Financial Data.” Diluted earnings per share for 2012 was $1.05 per share, an increase of $0.35, or 50 percent, from the prior year diluted operating earnings per share of $0.70. The net income improvement for 2012 over the 2011 operating net income was largely attributable to the $43.0 million (pre-tax) reduction in the provision for loan losses as a result of the improvement in credit quality. The reduction in provision for loan losses was partially offset by the $17.6 million (pre-tax) reduction in net interest income driven by the low interest rate environment and the increase in premium amortization (net of discount accretion) on investment securities.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from December 31, 2011:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2012	December 31, 2011
Net interest income
Interest income	$253,757	$280,109	$(26,352)	(9)%
Interest expense	35,714	44,494	(8,780)	(20)%
Total net interest income	218,043	235,615	(17,572)	(7)%
Non-interest income
Service charges, loan fees, and other fees	49,706	48,113	1,593	3%
Gain on sale of loans	32,227	21,132	11,095	53%
Loss on sale of investments	—	346	(346)	(100)%
Other income	9,563	8,608	955	11%
Total non-interest income	91,496	78,199	13,297	17%
	$309,539	$313,814	$(4,275)	(1)%
Net interest margin (tax-equivalent)	3.37%	3.89%

Net Interest Income
Net interest income for 2012 decreased $17.6 million, or 7 percent, over the same period last year. Interest income decreased $26.4 million, or 9 percent, while interest expense decreased $8.8 million, or 20 percent from 2011. The decrease in interest income from the prior year was principally due to the increase in premium amortization (net of discount accretion) on investment securities and the reduction in balances and yield on loans, the combination of which put further pressure on earning asset yields. Interest income was reduced by $72.0 million in premium amortization (net of discount accretion) on investment securities which was an increase of $33.9 million from the prior year. This increase in premium amortization (net of discount accretion) was the result of both the increased purchases of investment securities combined with the continued refinance activity. The decrease in interest expense during the current year was primarily attributable to the decreases in rates on interest bearing deposits and borrowings. The funding cost (including non-interest bearing deposits) for 2012 was 55 basis points compared to 74 basis points for 2011.

The net interest margin, on a tax-equivalent basis, for 2012 was 3.37 percent, a 52 basis points reduction from the net interest margin of 3.89 percent for 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher premium amortization on investment securities, both of which outpaced the reduction in funding cost. The premium amortization in 2012 accounted for a 104 basis points reduction in the net interest margin which was an increase of 44 basis points compared to the 60 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $91.5 million for 2012 increased $13.3 million, or 17 percent, over non-interest income of $78.2 million for 2011. Service charge fee income increased $1.6 million, or 3 percent, the majority of which was from higher debit card income driven by the increased number of deposit accounts. Gain on sale of loans for 2012 increased $11.1 million, or 53 percent, from 2011 due to greater refinance and loan origination activity. Included in other income was operating revenue of $355 thousand from OREO and gains of $2.0 million on the sale of OREO, which totaled $2.4 million for 2012 compared to $2.7 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2011:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2012	December 31, 2011
Compensation and employee benefits	$95,373	$85,691	$9,682	11%
Occupancy and equipment	23,837	23,599	238	1%
Advertising and promotions	6,413	6,469	(56)	(1)%
Outsourced data processing	3,324	3,153	171	5%
Other real estate owned	18,964	27,255	(8,291)	(30)%
Federal Deposit Insurance Corporation premiums	6,085	8,169	(2,084)	(26)%
Core deposit intangible amortization	2,110	2,473	(363)	(15)%
Other expense	37,315	35,156	2,159	6%
Total non-interest expense before goodwill impairment charge	193,421	191,965	1,456	1%
Goodwill impairment charge	—	40,159	(40,159)	(100)%
Total non-interest expense	$193,421	$232,124	$(38,703)	(17)%

Compensation and employee benefits for 2012 increased $9.7 million, or 11 percent, and was attributable to an increase in commissions on residential real estate loan originations, a revised Company incentive program and the restoration in 2012 of certain compensation cuts made in 2011. OREO expense of $19.0 million for 2012 decreased $8.3 million, or 30 percent, from the prior year. The OREO expense for 2012 included $3.6 million of operating expenses, $13.3 million of fair value write-downs, and $2.1 million of loss on sale of OREO.

Efficiency Ratio
The Company calculates the efficiency ratio as non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items. The efficiency ratio was 54 percent for 2012 and 51 percent for 2011. Although there was a significant increase in non-interest income from the the prior year, it was not enough to offset the combination of the decrease in net interest income and the increase in non-interest expense (before the goodwill impairment charge) in 2012.

Provision for Loan Losses

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2012	$2,275	$8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%
First quarter 2012	8,625	9,555	3.98%	1.24%	2.91%
Fourth quarter 2011	8,675	9,252	3.97%	1.42%	2.92%
Third quarter 2011	17,175	18,877	3.92%	0.60%	3.49%
Second quarter 2011	19,150	20,184	3.88%	1.14%	3.68%
First quarter 2011	19,500	15,778	3.86%	1.44%	3.78%

The provision for loan losses was $21.5 million for 2012, a decrease of $43.0 million, or 67 percent, from the same period in the prior year. Net charged-off loans during the 2012 was $28.2 million, a decrease of $35.9 million from 2011. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $9.8 million, or 35 percent of total net charged-off loans. Last year in this loan category, net charge-offs totaled $31.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from December 31, 2010:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2011	December 31, 2010
Net interest income
Interest income	$280,109	$288,402	$(8,293)	(3)%
Interest expense	44,494	53,634	(9,140)	(17)%
Total net interest income	235,615	234,768	847	—%
Non-interest income
Service charges, loan fees, and other fees	48,113	47,946	167	—%
Gain on sale of loans	21,132	27,233	(6,101)	(22)%
Loss on sale of investments	346	4,822	(4,476)	(93)%
Other income	8,608	7,545	1,063	14%
Total non-interest income	78,199	87,546	(9,347)	(11)%
	$313,814	$322,314	$(8,500)	(3)%
Net interest margin (tax-equivalent)	3.89%	4.21%

Net Interest Income
Net interest income for 2011 remained stable compared to 2010. During 2011, interest income decreased $8.3 million, or 3 percent, while interest expense decreased $9.1 million, or 17 percent from 2010. The decrease in interest income from 2010 resulted from the increase in premium amortization coupled with the reduction in loan balances, the combination of which put further pressure on earning asset yields. Interest income also continues to reflect the Company’s purchase of a significant amount of investment securities over the course of several quarters at lower yields than the loans they replaced. Interest income included $35.8 million in premium amortization (net of discount accretion) on CMOs which was an increase of $18.1 million from 2010. This increase was the result of both the increased purchases of CMOs combined with the continued refinance activity. The decrease in interest expense in 2011 was primarily attributable to the rate decreases on interest bearing deposits. The funding cost for 2011 was 87 basis points compared to 116 basis points for 2010.

The net interest margin decreased 32 basis points from 4.21 percent for 2010 to 3.89 for 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher CMO premium amortization. The premium amortization in 2011 accounted for a 56 basis point reduction in the net interest margin compared to a 30 basis point reduction in the net interest margin for the same period in 2010.

Non-interest Income
Non-interest income of $78.2 million for 2011 decreased $9.3 million, or 11 percent, over non-interest income of $87.5 million for 2010. Gain on sale of loans for 2011 decreased $6.1 million, or 22 percent, from 2010 due to a significant reduction in refinance activity. Excluding the $2.0 million gain on the sale of merchant card servicing portfolio in 2010, other income for 2011 increased $3.1 million, or 56 percent, over 2010 of which $1.7 million was from debit card income and $1.3 million was from the combination of operating income from OREO and gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2010:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2011	December 31, 2010
Compensation and employee benefits	$85,691	$87,728	$(2,037)	(2)%
Occupancy and equipment	23,599	24,261	(662)	(3)%
Advertising and promotions	6,469	6,831	(362)	(5)%
Outsourced data processing	3,153	3,057	96	3%
Other real estate owned	27,255	22,193	5,062	23%
Federal Deposit Insurance Corporation premiums	8,169	9,121	(952)	(10)%
Core deposit intangible amortization	2,473	3,180	(707)	(22)%
Other expense	35,156	31,577	3,579	11%
Total non-interest expense before goodwill impairment charge	191,965	187,948	4,017	2%
Goodwill impairment charge	40,159	—	40,159	n/m
Total non-interest expense	$232,124	$187,948	$44,176	24%

Excluding the goodwill impairment charge, non-interest expense for 2011 increased by $4.0 million, or 2 percent, from 2010. Compensation and employee benefits for 2011 decreased $2.0 million, or 2 percent, and was the result of the reduction in full time equivalent employees. Occupancy and equipment expense decreased $662 thousand, or 3 percent, from 2010. OREO expense of $27.3 million increased $5.1 million, or 23 percent, from 2010. The OREO expense for 2011 included $5.8 million of operating expenses, $16.3 million of fair value write-downs, and $5.2 million of loss on sale of OREO. FDIC premium expense decreased $952 thousand, or 10 percent, from 2010 as a result of a change in the FDIC assessment calculation. Other expense increased $3.6 million, or 11 percent, from 2010 and was primarily driven by increases in debit card expenses and expenses associated with New Markets Tax Credits investments.

Provision for Loan Losses
The Company provisioned slightly more than the amount of net charged-off loans during 2011. The provision for loan losses was $64.5 million for 2011, a decrease of $20.2 million, or 24 percent, from 2010. Net charged-off loans during 2011 was $64.1 million, a decrease of $26.4 million from 2010. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $31.3 million, or 49 percent of total net charged-off loans.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Lending Activity and Practices
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Supplemental information regarding the Company's loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on the Company's loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$516,467	15.81%	$516,807	15.53%	$632,877	17.52%	$743,147	18.95%	$783,399	19.59%
Commercial loans
Real estate	1,655,508	50.68%	1,672,059	50.23%	1,796,503	49.73%	1,894,690	48.33%	1,930,849	48.29%
Other commercial	623,397	19.08%	623,868	18.74%	654,588	18.12%	724,579	18.48%	644,980	16.13%
Total	2,278,905	69.76%	2,295,927	68.97%	2,451,091	67.85%	2,619,269	66.81%	2,575,829	64.42%
Consumer and other loans
Home equity	403,925	12.37%	440,569	13.24%	483,137	13.38%	501,866	12.80%	507,839	12.70%
Other consumer	198,128	6.07%	212,832	6.39%	182,184	5.04%	199,633	5.09%	208,150	5.21%
Total	602,053	18.44%	653,401	19.63%	665,321	18.42%	701,499	17.89%	715,989	17.91%
Loans receivable	3,397,425	104.01%	3,466,135	104.13%	3,749,289	103.79%	4,063,915	103.65%	4,075,217	101.92%
Allowance for loan and lease losses	(130,854)	(4.01)%	(137,516)	(4.13)%	(137,107)	(3.79)%	(142,927)	(3.65)%	(76,739)	(1.92)%
Loans receivable, net	$3,266,571	100.00%	$3,328,619	100.00%	$3,612,182	100.00%	$3,920,988	100.00%	$3,998,478	100.00%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2012 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Totals
Variable rate maturing or repricing in
One year or less	$198,989	755,798	257,309	1,212,096
One to five years	99,553	792,941	21,557	914,051
Thereafter	14,991	147,532	6,497	169,020
Fixed rate maturing in
One year or less	110,397	216,043	117,147	443,587
One to five years	76,270	260,526	176,842	513,638
Thereafter	16,267	106,065	22,701	145,033
Totals	$516,467	2,278,905	602,053	3,397,425

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and on-line applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow the loan-to-value to be above 80 percent of the loan when insured by a private mortgage insurance company. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment.

Consumer Land or Lot Loans
The Company originates land and lot acquisition loans to borrowers who intend to construct their primary residence on the respective land or lot. These loans are generally for a term of three to five years and are secured by the developed land or lot with the loan to value limited to the lesser of 75 percent of the appraised value or 75 percent of the cost.

Unimproved Land and Land Development Loans
Although unimproved land and land development loans have not been originated in the past four years, where real estate market conditions warrant, the Company may originate such loans on properties intended for residential and commercial use. These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage of completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

Residential Builder Guidance Lines
The Company provides Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a specific number and maximum amount. Generally, the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage of completion basis.

Commercial Real Estate Loans
Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property and generally have a loan-to-value up to the lesser of 75 percent of the appraised value or 75 percent of the cost and require a minimum 1.2 times debt service coverage margin. Loans to finance investment or income properties are made, but require additional equity and generally have a loan-to-value up to the lesser of 70 percent of appraised value or 70 percent of cost and require a higher debt service coverage margin commensurate with the specific property and projected income.

Consumer Lending
The majority of consumer loans are secured by real estate, automobiles, or other assets. The Company intends to continue making such loans because of their short-term nature, generally between three months and five years. Moreover, interest rates on consumer loans are generally higher than on residential mortgage loans. The Company also originates second mortgage and home equity loans, especially to existing customers in instances where the first and second mortgage loans are less than 80 percent of the current appraised value of the property.

Home Equity Loans
The Company's $403.9 million of home equity loans as of December 31, 2012 consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. The home equity loan portfolio consists of 64 percent variable interest rate and 36 percent fixed interest rate loans. Approximately 50 percent of the home equity loans are in a first lien status with the remaining 50 percent in junior lien status. Approximately 20 percent of the home equity loans are closed-end amortizing loans and 80 percent are open-end, revolving home equity lines of credit.

Home equity lines of credit are generally originated with maturity terms from 10 to 15 years. At origination, borrowers can choose a variable interest rate or fixed interest rate for the full term of the line of credit, or a fixed interest rate for the first 3 or 5 years from origination which then converts to a variable interest rate for the remaining term of the home equity lines of credit. The draw period usually exists from origination to the maturity of the home equity lines of credit. During the draw period, a borrower with a variable interest rate term has the option of converting to a fixed interest rate for all or a portion of the remaining term to maturity. During the draw period, the Company has home equity lines of credit where the borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest.

Credit Risk Management
The Company is committed to a conservative management of the credit risk within the loan portfolio, including the early recognition of problem loans. The Company’s credit risk management includes stringent credit policies, individual loan approval limits, limits on concentrations of credit, and committee approval of larger loan requests. Management practices also include regular internal and external credit examinations, identification and review of individual loans and leases experiencing deterioration of credit quality, procedures for the collection of non-performing assets, quarterly monitoring of the loan portfolio, semi-annual review of loans by industry, and periodic stress testing of the loans secured by real estate. Federal and state regulatory safety and soundness examinations are conducted annually.

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

Monitoring of the junior lien and home equity lines of credit portfolios includes evaluating payment delinquency, collateral values, bankruptcy notices and foreclosure filings. Additionally, the Company places junior lien mortgages and junior lien home equity lines of credit on non-accrual status when there is evidence that the associated senior lien is 90 days past due or is in the process of foreclosure, regardless of the junior lien delinquency status.

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank division has an Officer Loan Committee consisting of senior lenders and members of senior management. The bank divisions’ Officer Loan Committees have loan approval authority between $250,000 and $1,000,000. The bank divisions’ Advisory Boards’ have loan approval authority up to $2,000,000. Loans exceeding these limits and up to $10,000,000 are subject to approval by the Company’s Executive Loan Committee consisting of the bank divisions’ senior loan officers and the Company’s Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Bank’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $52.2 million and $75.7 million in loans with interest reserves with remaining reserves of $945 thousand and $568 thousand as of December 31, 2012 and 2011, respectively. During 2012, the Company extended, renewed, or restructured 20 loans with interest reserves, such loans having an aggregate outstanding principal balance of $16.2 million as of December 31, 2012. However, such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2012, the Company had 4 construction loans totaling $1.6 million with interest reserves that are currently non-performing or which are potential problem loans.

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

Loan Origination and Other Fees
In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and 0.5 percent to 1.5 percent on commercial loans. Consumer loans require a fixed fee amount as well as a minimum interest amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.

Appraisal and Evaluation Process
The Company’s Loan Policy and credit administration practices have adopted and implemented the applicable requirements of the Interagency Appraisal and Evaluation Guidelines (and the Interagency Guidelines for Real Estate Lending Policies in Appendix A to Part 365 of Title 12, CFR) (collectively, the “Guidelines”) and the Uniform Standards of Professional Appraisal Practice (“USPAP”) as established and amended by the Appraisal Standards Board. The Company’s Loan Policy establishes criteria for obtaining appraisals or evaluations (new or updated), including transactions that are otherwise exempt from the appraisal requirements set forth within the Guidelines.

Each of the Company’s bank divisions monitor conditions, including supply and demand factors, in the real estate markets served so they can react quickly to changing market conditions to mitigate potential losses from specific credit exposures within the loan portfolio. Evidence of the following real estate market conditions and trends is obtained from lending personnel and third party sources:

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

The time between ordering an appraisal or evaluation and receipt from third party vendors is typically two to three weeks for residential property and four to six weeks for non-residential property. For real estate properties that are of highly specialized or limited use, significantly complex or large, additional time beyond the typical times may be required for new appraisals or evaluations (new or updated).

As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations (new or updated) are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s Loan Policy and credit administration practices, the Guidelines and USPAP standards. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations (new or updated) are appropriately qualified and are not subject to conflicts of interest. If there are any deficiencies noted in the reviews, they are reported to the Bank's Board of Directors and prompt corrective action is taken.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Other real estate owned	$45,115	78,354	73,485	57,320	11,539
Accruing loans 90 days or more past due
Residential real estate	451	59	506	1,965	4,103
Commercial	791	1,168	3,051	1,311	2,897
Consumer and other	237	186	974	2,261	1,613
Total	1,479	1,413	4,531	5,537	8,613
Non-accrual loans
Residential real estate	14,237	11,881	23,095	20,093	3,575
Commercial	68,887	109,641	161,136	168,328	58,454
Consumer and other	13,809	12,167	8,274	9,860	2,272
Total	96,933	133,689	192,505	198,281	64,301
Total non-performing assets [1]	$143,527	213,456	270,521	261,138	84,453
Non-performing assets as a percentage of subsidiary assets	1.87%	2.92%	3.91%	4.13%	1.46%
Allowance for loan and lease losses as a percentage of non-performing loans	133%	102%	70%	70%	105%
Accruing loans 30-89 days past due	$27,097	49,086	45,497	87,491	54,787
Troubled debt restructurings not included in non-performing assets	$100,151	98,859	26,475	13,829	n/m
Interest income [2]	$5,161	7,441	10,987	11,730	4,434

__________

[1]	As of December 31, 2012, non-performing assets have not been reduced by U.S. government guarantees of $1.6 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

n/m - not measurable

As a result of the Company's continued focus on actively managing the disposition of its non-performing assets, the Company had a current year decrease of $69.9 million, or 33 percent, in non-performing assets to $143.5 million at December 31, 2012. The Company's early stage delinquencies (accruing loans 30-89 days past due) has seen a significant decrease during the second half of 2012 and decreased $22.0 million, or 45 percent, to $27.1 million at December 31, 2012 compared to early stage delinquencies of $49.1 million as of December 31, 2011.

The largest category of non-performing assets was the land, lot and other construction loans category, a regulatory classification, which was $66.5 million, or 46 percent, of the non-performing assets at December 31, 2012. Included in this category was $31.5 million of land development loans and $19.1 million in unimproved land loans at December 31, 2012. Although land, lot and other construction loans have put pressure on the Company's credit quality, the Company has continued to reduce this category in the current and prior year.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. The Company evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. Throughout the year, the Company has maintained an adequate allowance for loan and lease losses while working to reduce non-performing assets. The improvement in the credit quality ratios during the year is a product of this effort.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at December 31, 2012. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at December 31, 2012. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification. accounted for 40 percent of the Company's non-accrual loans as of December 31, 2012. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $39.2 million of non-accrual construction loans at December 31, 2012, 96 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). When the ultimate collectability of the total principal of an impaired loan is in doubt and designated as non-accrual, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal on an impaired loan is not in doubt, contractual interest is generally credited to interest income when received under the cash basis method. Impaired loans were $202 million and $259 million as of December 31, 2012 and 2011, respectively. The ALLL includes valuation allowances of $15.5 million and $18.8 million specific to impaired loans as of December 31, 2012 and 2011, respectively. Of the total impaired loans at December 31, 2012, there were 32 significant commercial real estate and other commercial loans that accounted for $84.0 million, or 42 percent, of the impaired loans. The 32 loans were collateralized by 135 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2012, there were 119 loans aggregating $100 million, or 50 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $12.9 million. Of these loans, there were charge-offs of $3.5 million during 2012.

For collateral-dependent loans and real estate loans for which foreclosure or a deed-in-lieu of foreclosure is probable, impairment is measured by the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is determined primarily based upon appraisal or evaluation (new or updated) of the underlying property value. The Company reviews appraisals or evaluations (new or updated), giving consideration to the highest and best use of the collateral, with values reduced by discounts to consider lack of marketability and estimated cost to sell. Appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to an impaired loan’s value may occur.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $151 million and $165 million as of December 31, 2012 and 2011, respectively. The Company’s TDR loans are considered impaired loans of which $50.9 million and $65.6 million as of December 31, 2012 and 2011, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of December 31, 2012 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At December 31, 2012, the Company has TDR loans of $29.0 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $37.8 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2012 was $39.8 million of which $16.1 million was residential real estate, $18.2 million was commercial, and $5.5 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2012 was $27.5 million of which $11.6 million was residential real estate, $12.2 million was commercial, and $3.7 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$78,354	73,485	57,320
Additions	27,536	79,295	72,572
Capital improvements	—	669	273
Write-downs	(13,258)	(16,246)	(10,429)
Sales	(47,517)	(58,849)	(46,251)
Balance at end of period	$45,115	78,354	73,485

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

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ALLL at a level that is appropriate and determined in accordance with GAAP. The allowance consists of a specific valuation allowance component and a general valuation allowance component. The specific valuation allowance component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.

The Bank divisions’ credit administration reviews their respective loan portfolios to determine which loans are impaired and estimates the specific valuation allowance. The impaired loans and related specific valuation allowance are then provided to the Company’s credit administration for further review and approval. The Company’s credit administration also determines the estimated general valuation and reviews and approves the overall ALLL for the Company. The credit administration of the Company exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on the Company’s historical loss experience for loans not identified as impaired. Quantification of the impact upon the Company’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Company’s unimpaired loan portfolio as of each evaluation date. The Company’s credit administration documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor. To have directional consistency, the provision for loan losses and credit quality should generally move in the same direction.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$15,482	15%	17,227	15%	20,957	17%	13,496	18%	7,233	19%
Commercial real estate	74,398	49%	76,920	48%	76,147	48%	66,791	47%	35,305	47%
Other commercial	21,567	18%	20,833	18%	19,932	17%	39,558	18%	21,590	16%
Home equity	10,659	12%	13,616	13%	13,334	13%	13,419	12%	6,975	13%
Other consumer	8,748	6%	8,920	6%	6,737	5%	9,663	5%	5,636	5%
Totals	$130,854	100%	137,516	100%	137,107	100%	142,927	100%	76,739	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance at beginning of period	$137,516	137,107	142,927	76,739	54,413
Provision for loan losses	21,525	64,500	84,693	124,618	28,480
Charge-offs
Residential real estate	(5,267)	(5,671)	(16,575)	(18,854)	(3,233)
Commercial loans	(21,578)	(52,428)	(69,595)	(35,077)	(4,957)
Consumer and other loans	(7,827)	(11,267)	(7,780)	(6,965)	(1,649)
Total charge-offs	(34,672)	(69,366)	(93,950)	(60,896)	(9,839)
Recoveries
Residential real estate	643	486	749	423	23
Commercial loans	4,088	3,830	2,203	1,636	716
Consumer and other loans	1,754	959	485	407	321
Total recoveries	6,485	5,275	3,437	2,466	1,060
Charge-offs, net of recoveries	(28,187)	(64,091)	(90,513)	(58,430)	(8,779)
Acquisitions [1]	—	—	—	—	2,625
Balance at end of period	$130,854	137,516	137,107	142,927	76,739
Allowance for loan and lease losses as a percentage of total loans	3.85%	3.97%	3.66%	3.52%	1.88%
Net charge-offs as a percentage of average loans	0.80%	1.77%	2.26%	1.41%	0.23%

__________
[1] Acquisition of San Juans in 2008.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2012 and 2011, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

At December 31, 2012, the allowance for loan and lease losses was $131 million, a decrease of $6.7 million from the prior year. The allowance was 3.85 percent of total loans outstanding at December 31, 2012, compared to 3.97 percent at December 31, 2011. The decrease in the allowance as a percentage of loans was determined to be adequate based on the Company's assessment of the allowance and was reflective of the improvement in credit quality measurements. The allowance was 133 percent of non-performing loans at December 31, 2012, an increase from 102 percent at December 31, 2011.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $6.7 million. During the same period in 2011, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $409 thousand.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 108 locations, including 99 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during 2012 compared to 2011 and the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during 2012 in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company's market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. There was a steady decline in the number of foreclosures initiated in 2012 for Montana, Idaho, and Wyoming. The unemployment rates for the states in which the Company conducts operations were generally lower compared to the national unemployment rate. National unemployment rates increased steadily from 5.0 in the first part of 2008 to a range of 7.8 to 10.0 during 2009 through 2011 and has recently declined to 7.8 in December of 2012. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 12 percent of the Company’s total loan portfolio and account for 40 percent of the Company’s non-accrual loans at December 31, 2012. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Specific valuation allowance	$15,534	18,828
General valuation allowance	115,320	118,688
Total ALLL	$130,854	137,516

During 2012, the ALLL decreased by $6.7 million, the net result of a $3.3 million decrease in the specific valuation allowance and a $3.4 million decrease in the general valuation allowance. The decrease in the specific valuation allowance since the prior year end was primarily due to the decrease in loans with a specific valuation allowance of $15.0 million. The decrease in the general valuation allowance was the result of a $11.8 million decrease in loans collectively evaluated for impairment and an improvement in the historical loss experience adjusted for qualitative or environmental factors. Further supporting the decrease in the ALLL were the following trends:

•
Non-accrual construction loans, (i.e., residential construction and land, lot and other construction, each a regulatory classification) were $39.2 million, or 40 percent, of the $96.9 million of non-accrual loans at year end 2012, a decrease of $28.7 million from the prior year end. Non-accrual construction loans at year end 2011 accounted for 51 percent of the $134 million of non-accrual loans.

•	Non-performing loans as a percent of total loans decreased to 2.90 percent at December 31, 2012 as compared to 3.90 percent at December 31, 2011.

•	Charge-offs, net of recoveries, in 2012 were $28.2 million, a $35.9 million decrease from 2011.

•
Net charge-offs of construction loans were $12.4 million, or 44 percent, of the $28.2 million of net charge-offs in 2012 compared to net charge-offs of construction loans of $35.6 million, or 56 percent, of the $64.1 million of net charge-offs in 2011.

•	Early stage delinquencies (accruing loans 30-89 days past due) decreased to $27.1 million at year end 2012 from $49.1 million at the prior year end.

•	Impaired loans as a percent of total loans decreased to 5.94 percent at year end 2012 as compared to 7.46 percent at year end 2011.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Loans by Regulatory Classification
Supplemental information regarding identification of the Company's loan portfolio and credit quality based on regulatory classification is provided in the following tables. The regulatory classification of loans is based primarily on the type of collateral for the loans. There may be differences when compared to loan tables and loan amounts appearing elsewhere which reflect the Company's internal loan segments and classes which are based on the purpose of the loan.

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
Custom and owner occupied construction	$40,327	35,422	4,905	14%
Pre-sold and spec construction	34,970	58,811	(23,841)	(41)%
Total residential construction	75,297	94,233	(18,936)	(20)%
Land development	80,132	103,881	(23,749)	(23)%
Consumer land or lots	104,229	125,396	(21,167)	(17)%
Unimproved land	53,459	66,074	(12,615)	(19)%
Developed lots for operative builders	16,675	25,180	(8,505)	(34)%
Commercial lots	19,654	26,621	(6,967)	(26)%
Other construction	56,109	34,346	21,763	63%
Total land, lot, and other construction	330,258	381,498	(51,240)	(13)%
Owner occupied	710,161	697,131	13,030	2%
Non-owner occupied	452,966	436,021	16,945	4%
Total commercial real estate	1,163,127	1,133,152	29,975	3%
Commercial and industrial	420,459	408,054	12,405	3%
1st lien	738,854	688,455	50,399	7%
Junior lien	82,083	95,508	(13,425)	(14)%
Total 1-4 family	820,937	783,963	36,974	5%
Home equity lines of credit	319,779	350,229	(30,450)	(9)%
Other consumer	109,019	109,235	(216)	—%
Total consumer	428,798	459,464	(30,666)	(7)%
Agriculture	145,890	151,031	(5,141)	(3)%
Other	158,160	150,197	7,963	5%
Loans held for sale	(145,501)	(95,457)	(50,044)	52%
Total	$3,397,425	3,466,135	(68,710)	(2)%

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2012	December 31, 2012
Custom and owner occupied construction	$1,343	1,531	1,343	—	—
Pre-sold and spec construction	1,603	5,506	785	—	818
Total residential construction	2,946	7,037	2,128	—	818
Land development	31,471	56,152	16,563	—	14,908
Consumer land or lots	6,459	8,878	3,169	37	3,253
Unimproved land	19,121	35,771	14,752	—	4,369
Developed lots for operative builders	2,393	9,001	1,381	—	1,012
Commercial lots	1,959	2,032	979	—	980
Other construction	5,105	5,133	194	—	4,911
Total land, lot and other construction	66,508	116,967	37,038	37	29,433
Owner occupied	15,662	23,931	10,495	568	4,599
Non-owner occupied	4,621	4,897	3,611	42	968
Total commercial real estate	20,283	28,828	14,106	610	5,567
Commercial and industrial	5,970	12,855	5,774	181	15
1st lien	25,739	31,083	20,261	459	5,019
Junior lien	6,660	2,506	6,559	—	101
Total 1-4 family	32,399	33,589	26,820	459	5,120
Home equity lines of credit	8,041	6,361	7,120	180	741
Other consumer	441	360	306	12	123
Total consumer	8,482	6,721	7,426	192	864
Agriculture	6,686	7,010	3,641	—	3,045
Other	253	449	—	—	253
Total	$143,527	213,456	96,933	1,479	45,115

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2012	December 31, 2011	$ Change	% Change
Custom and owner occupied construction	$5	—	5	n/m
Pre-sold and spec construction	893	250	643	257%
Total residential construction	898	250	648	259%
Land development	191	458	(267)	(58)%
Consumer land or lots	762	1,801	(1,039)	(58)%
Unimproved land	422	1,342	(920)	(69)%
Developed lots for operative builders	422	1,336	(914)	(68)%
Commercial lots	11	—	11	n/m
Total land, lot and other construction	1,808	4,937	(3,129)	(63)%
Owner occupied	5,523	8,187	(2,664)	(33)%
Non-owner occupied	2,802	1,791	1,011	56%
Total commercial real estate	8,325	9,978	(1,653)	(17)%
Commercial and industrial	1,905	4,637	(2,732)	(59)%
1st lien	7,352	14,405	(7,053)	(49)%
Junior lien	732	6,471	(5,739)	(89)%
Total 1-4 family	8,084	20,876	(12,792)	(61)%
Home equity lines of credit	4,164	3,416	748	22%
Other consumer	1,001	1,172	(171)	(15)%
Total consumer	5,165	4,588	577	13%
Agriculture	912	3,428	(2,516)	(73)%
Other	—	392	(392)	(100)%
Total	$27,097	49,086	(21,989)	(45)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Years Ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2012
Custom and owner occupied construction	$24	206	75	51
Pre-sold and spec construction	2,489	4,069	2,641	152
Total residential construction	2,513	4,275	2,716	203
Land development	3,035	17,055	3,975	940
Consumer land or lots	4,003	7,456	4,442	439
Unimproved land	636	4,047	1,039	403
Developed lots for operative builders	1,802	943	2,098	296
Commercial lots	362	237	489	127
Other construction	—	1,568	—	—
Total land, lot and other construction	9,838	31,306	12,043	2,205
Owner occupied	1,312	3,815	1,507	195
Non-owner occupied	597	3,861	1,037	440
Total commercial real estate	1,909	7,676	2,544	635
Commercial and industrial	2,651	7,871	3,696	1,045
1st lien	5,257	7,031	6,420	1,163
Junior lien	3,464	1,663	3,787	323
Total 1-4 family	8,721	8,694	10,207	1,486
Home equity lines of credit	2,124	3,261	2,443	319
Other consumer	262	615	641	379
Total consumer	2,386	3,876	3,084	698
Agriculture	125	134	261	136
Other	44	259	121	77
Total	$28,187	64,091	34,672	6,485

Investment Activity
The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. Investment securities designated as available-for-sale are summarized below:

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government and federal agency	$202	—%	$208	—%	$211	—%
U.S. government sponsored enterprises	17,480	—%	31,155	1%	41,518	2%
State and local governments	1,214,518	33%	1,064,655	34%	657,421	27%
Corporate bonds	288,795	8%	62,237	2%	—	—%
Collateralized debt obligations	1,708	—%	5,366	—%	6,595	—%
Residential mortgage-backed securities	2,160,302	59%	1,963,122	63%	1,690,102	71%
Total investment securities, available-for-sale	$3,683,005	100%	$3,126,743	100%	$2,395,847	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. The Company uses the maximum federal statutory rate of 35 percent in calculating its tax-equivalent yield. The residential mortgage-backed securities are typically short weighted-average life U.S. government agency CMOs and provide the Company with on-going liquidity as scheduled and pre-paid principal payments are made on the securities. It has generally been the Company’s policy to maintain a liquid portfolio above policy limits.

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Taxable interest	$28,687	44,842	33,659
Tax-exempt interest	37,699	31,420	23,351
Total interest income	$66,386	76,262	57,010

For additional investment activity information, see Note 3 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities owned at December 31, 2012 primarily consisted of stock issued by the FHLB of Seattle, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers' Bank of the West Bancorporation, Inc.

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

Based on the Company's analysis of its impaired non-marketable equity securities as of December 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring throughout 2012 and 2011 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. In August 2011, Standard and Poor's downgraded the United States long-term debt rating from its AAA rating to AA+ with a negative outlook. Both Moody's and Fitch have continued to maintain their long-term debt ratings of the United States as Aaa and AAA, respectively, each with a negative outlook. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Fannie Mae, Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, Standard and Poor's, and Fitch).

The following table separates investments with an unrealized loss position at December 31, 2012 into two categories: investments purchased prior to 2012 and those purchased during 2012. Of those investments purchased prior to 2012, the fair market value and unrealized loss at December 31, 2011 is also presented.

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2012
State and local governments	$12,286	(111)	(1)%	12,366	(131)	(1)%
Residential mortgage-backed securities	165,500	(819)	—%	508,996	(3,669)	(1)%
Total	$177,786	(930)	(1)%	521,362	(3,800)	(1)%
Temporarily impaired securities purchased during 2012
State and local governments	$95,143	(1,494)	(2)%
Corporate bonds	41,856	(238)	(1)%
Residential mortgage-backed securities	852,640	(3,788)	—%
Total	$989,639	(5,520)	(1)%
Temporarily impaired securities
State and local governments	$107,429	(1,605)	(1)%
Corporate bonds	41,856	(238)	(1)%
Residential mortgage-backed securities	1,018,140	(4,607)	—%
Total	$1,167,425	(6,450)	(1)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2012:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 15.0%	1	$(14)
10.1% to 15.0%	1	(61)
5.1% to 10.0%	7	(638)
0.1% to 5.0%	557	(5,737)
Total	566	$(6,450)

With respect to the duration of the impaired debt securities, the Company identified 48 securities which have been continuously impaired for the twelve months ending December 31, 2012. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 48 securities which have been continuously impaired for the twelve months ended December 31, 2012, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	9	$(74)	$(18)
Residential mortgage-backed securities	39	(566)	(410)
Total	48	$(640)

Of the 39 residential mortgage-backed securities, 35 have underlying collateral consisting of U.S. government guaranteed mortgages (e.g. GNMA) and U.S. government sponsored enterprise (e.g. FHLMC) guaranteed mortgages. Each of the 4 remaining residential mortgage-backed securities have underlying non-guaranteed private label whole loan collateral of which 3 have 30-year fixed rate residential mortgages considered to be “Prime” and 1 has 30-year fixed rate residential mortgages considered to be “Alt - A.” Moreover, none of the underlying mortgage collateral is considered “subprime.” The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company's analysis of its impaired debt securities as of December 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Company obtains wholesale deposits through various programs including reciprocal deposit programs (e.g., CDARS).

The Company also obtains funds from repayment of loans and investment securities, repurchase agreements, advances from the FHLB, other borrowings, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

Deposits
Deposits are obtained primarily from individual and business residents of the Bank's market area. The Bank issues negotiated-rate certificate of deposits accounts and has paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding at December 31, 2012 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit and deposits issued through the CDARS of $505 million. Included in Demand Deposits are brokered deposits of $236 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Totals
Within three months	$316,568	2,361,528	2,678,096
Three months to six months	154,766	—	154,766
Seven months to twelve months	205,395	—	205,395
Over twelve months	367,759	—	367,759
Totals	$1,044,488	2,361,528	3,406,016

For additional deposit information, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Repurchase Agreements, FHLB Advances and Other Borrowings
The Bank has borrowed money through repurchase agreements. This process involves the “selling” of one or more of the securities in the Bank’s investment portfolio and by simultaneously entering into an agreement to “repurchase” that same security at an agreed upon later date, typically overnight. A rate of interest is paid for the subject period of time. Through a policy adopted by the Bank's Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company has entered into wholesale repurchase agreements as additional funding sources which the Company utilizes from time to time. The Company has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Seattle which is one of twelve banks that comprise the FHLB System. As a member of the FHLB, the Bank may borrow from the FHLB on the security of FHLB stock, which the Bank is required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on the FHLB’s assessment of the institution’s credit-worthiness. FHLB advances have been used from time to time to meet seasonal and other withdrawals of deposits and to expand lending by matching a portion of the estimated amortization and prepayments of retained fixed rate mortgages.

For additional information concerning the Company’s borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased, wholesale deposits, and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank ("FRB"). FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Repurchase agreements
Amount outstanding at end of period	$289,508	258,643	249,403
Weighted interest rate on outstanding amount	0.32%	0.42%	0.63%
Maximum outstanding at any month-end	$466,784	338,352	252,083
Average balance	$354,324	267,058	227,202
Weighted average interest rate	0.37%	0.51%	0.71%
FHLB advances
Amount outstanding at end of period	$720,000	792,000	761,064
Weighted interest rate on outstanding amount	0.28%	0.68%	0.33%
Maximum outstanding at any month-end	$792,018	877,017	773,076
Average balance	$719,762	721,226	488,044
Weighted average interest rate	0.50%	0.76%	0.39%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The subordinated debentures outstanding as of December 31, 2012 were $125 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations and Off-Balance Sheet Arrangements
The Company has outstanding debt maturities, the largest aggregate amount of which were FHLB advances. In the normal course of business, there may be various outstanding commitments to obtain funding, such as brokered deposits, and to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. For the schedules of outstanding commitments, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table represents the Company’s contractual obligations as of December 31, 2012:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2013	2014	2015	2016	2017	Thereafter
Deposits	$5,364,461	3,827,346	1,246,425	161,973	73,115	37,073	18,439	90
Repurchase agreements	289,508	—	289,508	—	—	—	—	—
FHLB advances	997,013	—	720,000	—	75,000	45,000	—	157,013
Other borrowed funds	8,244	—	50	—	—	—	97	8,097
Subordinated debentures	125,418	—	—	—	—	—	—	125,418
Capital lease obligations	2,407	—	238	828	195	197	200	749
Operating lease obligations	14,042	—	2,317	2,227	2,043	1,813	1,506	4,136
	$6,801,093	3,827,346	2,258,538	165,028	150,353	84,083	20,242	295,503

__________
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

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at December 31, 2012:

(Dollars in thousands)	December 31, 2012
FHLB advances
Borrowing capacity	$1,081,728
Amount utilized	(997,013)
Amount available	$84,715
FRB discount window
Borrowing capacity	$463,038
Amount utilized	—
Amount available	$463,038
Unsecured lines of credit available	$171,000
Unencumbered investment securities
U.S. government and federal agency	$202
U.S. government sponsored enterprises	2,010
State and local governments	1,026,203
Corporate bonds	288,795
Collateralized debt obligations	1,708
Residential mortgage-backed securities	944,163
Total unencumbered securities	$2,263,081

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

Capital Resources
Maintaining capital strength continues to be a long-term objective. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. Taking these considerations into account, the Company may, as it has done in the past, decide to utilize a portion of its strong capital position to repurchase shares of its outstanding common stock, from time to time, depending on market price and other relevant considerations.

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of December 31, 2012 and 2011. There are no conditions or events after December 31, 2012 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2012.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$900,949	900,949	900,949
Less:
Goodwill and intangibles	(112,274)	(112,274)	(112,274)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(47,962)	(47,962)	(47,962)
Plus:
Allowance for loan and lease losses	—	58,361	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$865,213	923,574	865,213
Risk-weighted assets	$4,596,267	4,596,267
Total adjusted average assets			$7,650,136
Capital ratio	18.82%	20.09%	11.31%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.82%	10.09%

In addition to the primary and contingent liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 71,937,222 has been issued as of December 31, 2012. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued. For additional information regarding regulatory capital, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Federal and State Income Taxes
The Company files a consolidated federal income tax return, using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.

Under Montana, Idaho, Colorado and Utah law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.6 percent in Idaho, 5 percent in Utah and 4.63 percent in Colorado. Wyoming and Washington do not impose a corporate-level income tax.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2013	$2,775	1,270	930	4,975
2014	2,850	1,270	908	5,028
2015	2,850	1,175	883	4,908
2016	1,014	1,175	858	3,047
2017	450	1,060	782	2,292
Thereafter	—	3,082	4,456	7,538
	$9,939	9,032	8,817	27,788

Income tax expense (benefit) for the years ended December 31, 2012 and 2011 was $19.1 million and $(281) thousand, respectively. The Company’s effective tax rate for the years ended December 31, 2012 and 2011 was 20.2 percent and (1.6) percent, respectively. The primary reason for the current year's low effective tax rate is the amount of tax-exempt investment income and federal tax credits. In addition to the tax-exempt investment income and federal tax credits, the prior year's negative effective rate was largely due to the goodwill impairment charge. The tax-exempt income was $37.7 million and $31.4 million for the years ended December 31, 2012 and 2011, respectively. The federal tax credit benefits were $3.9 million and $3.6 million for the years ended December 31, 2012 and 2011, respectively. The Company continues to hold its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

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

	Years ended
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$611,910	$30,850	5.04%	$581,644	$33,060	5.68%	$772,074	$45,401	5.88%
Commercial loans	2,274,128	121,425	5.32%	2,364,115	130,249	5.51%	2,542,186	143,861	5.66%
Consumer and other loans	620,584	35,096	5.64%	680,032	40,538	5.96%	684,752	42,130	6.15%
Total loans [1]	3,506,622	187,371	5.33%	3,625,791	203,847	5.62%	3,999,012	231,392	5.79%
Tax-exempt investment securities [2]	888,839	54,389	6.12%	705,548	45,331	6.42%	479,640	33,690	7.02%
Taxable investment securities [3]	2,598,589	30,231	1.16%	2,115,779	46,410	2.19%	1,378,468	35,162	2.55%
Total earning assets	6,994,050	271,991	3.88%	6,447,118	295,588	4.58%	5,857,120	300,244	5.13%
Goodwill and intangibles	113,321			145,623			158,636
Non-earning assets	365,408			330,075			291,284
Total assets	$7,472,779			$6,922,816			$6,307,040
Liabilities
Non-interest bearing deposits	$1,080,854	$—	—%	$923,039	$—	—%	$850,513	$—	—%
NOW accounts	872,529	1,370	0.16%	775,383	1,906	0.25%	718,175	2,545	0.35%
Savings accounts	450,940	342	0.08%	387,921	511	0.13%	345,297	725	0.21%
Money market deposit accounts	888,620	2,221	0.25%	875,127	3,667	0.42%	848,495	6,975	0.82%
Certificate accounts	1,049,752	11,633	1.11%	1,085,293	16,332	1.50%	1,082,428	21,016	1.94%
Wholesale deposits [4]	693,463	2,617	0.38%	622,808	2,853	0.46%	533,476	4,337	0.81%
FHLB advances	996,766	12,566	1.26%	942,651	12,687	1.35%	691,969	9,523	1.38%
Repurchase agreements, federal funds purchased and other borrowed funds	495,871	4,965	1.00%	418,626	6,538	1.56%	407,516	8,513	2.09%
Total interest bearing liabilities	6,528,795	35,714	0.55%	6,030,848	44,494	0.87%	5,477,869	53,634	1.16%
Other liabilities	59,571			34,343			31,675
Total liabilities	6,588,366			6,065,191			5,509,544
Stockholders’ Equity
Common stock	719			719			697
Paid-in capital	642,009			643,140			611,577
Retained earnings	194,413			195,301			196,785
Accumulated other comprehensive income	47,272			18,465			8,437
Total stockholders’ equity	884,413			857,625			817,496
Total liabilities and stockholders’ equity	$7,472,779			$6,922,816			$6,327,040
Net interest income (tax-equivalent)		$236,277			$251,094			$246,610
Net interest spread (tax-equivalent)			3.33%			3.71%			3.97%
Net interest margin (tax-equivalent)			3.37%			3.89%			4.21%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $16.7 million, $13.9 million and $10.3 million on tax-exempt investment security income for the years ended December 31, 2012, 2011 and 2010, respectively.

[3]	Includes tax effect of $1.5 million, $1.6 million and $1.5 million on investment security tax credits for the years ended December 31, 2012, 2011 and 2010, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

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

	Year ended December 31,			Year ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$1,720	(3,930)	(2,210)	$(11,198)	$(1,143)	$(12,341)
Commercial loans	(4,958)	(3,866)	(8,824)	(10,077)	(3,535)	(13,612)
Consumer and other loans	(3,544)	(1,898)	(5,442)	(290)	(1,302)	(1,592)
Investment securities (tax-equivalent)	21,659	(28,780)	(7,121)	35,692	(12,803)	22,889
Total interest income	14,877	(38,474)	(23,597)	14,127	(18,783)	(4,656)
Interest expense
NOW accounts	239	(774)	(535)	203	(842)	(639)
Savings accounts	83	(253)	(170)	89	(303)	(214)
Money market deposit accounts	56	(1,502)	(1,446)	219	(3,527)	(3,308)
Certificate accounts	(535)	(4,164)	(4,699)	56	(4,740)	(4,684)
Wholesale deposits	324	(560)	(236)	726	(2,210)	(1,484)
FHLB advances	728	(849)	(121)	3,450	(286)	3,164
Repurchase agreements, federal funds purchased and other borrowed funds	1,206	(2,779)	(1,573)	232	(2,207)	(1,975)
Total interest expense	2,101	(10,881)	(8,780)	4,975	(14,115)	(9,140)
Net interest income (tax-equivalent)	$12,776	(27,593)	(14,817)	9,152	(4,668)	4,484

Net interest income (tax-equivalent) decreased $14.8 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in interest income was driven primarily by the continued purchase of low yielding investment securities to offset the lower volume and reduced rate loans. Additionally, there was an increase in premium amortization on investment securities which reduced interest income. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income. The changes during the year 2012 over 2011 were consistent with the changes during 2011 over 2010; however, the volume increase from the investment securities during 2011 over 2010 were significant enough to result in an increase in net interest income (tax-equivalent) of $4.5 million.

Effect of inflation and changing prices
GAAP often requires the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of the Company are monetary in nature; therefore, interest rates generally have a more significant impact on a company’s performance than does the effect of inflation.

Critical Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. The Company considers its accounting policies for the ALLL, goodwill, fair value measurements and determination of whether an investment security is temporarily or other-than-temporarily impaired to be critical accounting policies.

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

Goodwill
For information on goodwill, see Notes 1, 6 and 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements
For information on fair value measurements, see Note 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities
For information regarding the accounting policy and analysis of other-than-temporary impairment on securities, see the section captioned “Investment Activity” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that has either been issued or is effective during 2012 and may possibly have a material impact on the Company includes amendments to: Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ (“ASC”) Topic 350, Intangibles – Goodwill and Other, FASB ASC Topic 220, Comprehensive Income and FASB ASC Topic 820, Fair Value Measurements and Disclosures. For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Bank's ALCO committee. In this capacity, ALCO committee develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest Rate Risk
The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change. For some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. A good example is residential mortgages that have long-term contractual maturities but may be repaid well in advance of the maturity when current prevailing interest rates become lower than the contractual rate. Interest bearing deposits without a stated maturity could be withdrawn upon demand. However, the Company's experience indicates that these funding pools have a much longer duration and are not as sensitive to interest rate changes as other financial instruments. Prime based loans generally have rate changes when the FRB changes short-term interest rates. However, depending on the magnitude of the rate change and the relationship of the current rates to rate floors and rate ceilings that may be in place on the loans, the loan rate may not change. The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.

For asset and liability management purposes, the Company has entered into forecasted interest rate swap agreements to hedge various interest rate exposures. For more information on the Company's interest rate swaps, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table gives a description of our GAP position for various time periods. As of December 31, 2012, the Company had a negative GAP position at six months and at twelve months. The cumulative GAP as a percentage of total assets for six months is a negative 13.85 percent which compares to a negative 13.54 percent at December 31, 2011 and a negative 17.77 percent at December 31, 2010.

	Projected Maturity or Repricing
(Dollars in thousands)	0-6 Months	6-12 Months	1 - 5 Years	More than 5 Years	Total
Assets
Interest bearing cash deposits	$63,770	—	—	—	63,770
Residential mortgage-backed securities	946,550	565,255	641,498	6,999	2,160,302
Other investment securities	42,908	64,875	700,812	714,108	1,522,703
Variable rate loans	966,857	245,239	914,051	169,020	2,295,167
Fixed rate loans	264,571	179,016	513,638	145,033	1,102,258
Non-marketable equity securities	—	—	48,812	—	48,812
Total interest bearing assets	$2,284,656	1,054,385	2,818,811	1,035,160	7,193,012
Liabilities
Interest bearing deposits	$2,271,080	261,547	281,228	1,358,673	4,172,528
FHLB advances	720,000	—	120,000	157,013	997,013
Repurchase agreements and other borrowed funds	289,676	118	1,519	8,846	300,159
Subordinated debentures	—	—	—	125,418	125,418
Total interest bearing liabilities	$3,280,756	261,665	402,747	1,649,950	5,595,118
Repricing GAP	$(996,100)	792,720	2,416,064	(614,790)	1,597,894
Cumulative repricing GAP	$(996,100)	(203,380)	2,212,684	1,597,894
Cumulative GAP as a % of interest bearing assets	(13.85)%	(2.83)%	30.76%	22.21%

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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2012 and 2011 as compared to the policy limits approved by the Company’s Board of Directors. The Company’s interest sensitivity remained within policy limits at December 31, 2012.

	Year 1		Year 2
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bp Rate ramp	N/A	(0.8)%	N/A	(5.8)%
+200 bp Rate ramp	(10.0)%	(0.9)%	(15.0)%	(0.6)%
+400 bp Rate ramp	(10.0)%	0.6%	(25.0)%	(6.2)%
+300 bp Rate shock	(20.0)%	3.0%	(20.0)%	7.3%

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2012:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bp Rate shock	(15)%	(9.4)%
+100 bp Rate shock	(15)%	0.6%
+200 bp Rate shock	(25)%	(3.3)%
+300 bp Rate shock	(35)%	(10.4)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Denver, Colorado
February 28, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Glacier Bancorp, Inc.'s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 28, 2013, expressed an unqualified opinion thereon.
/s/ BKD, LLP

Denver, Colorado
February 28, 2013

Glacier Bancorp, Inc.
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011
Assets
Cash on hand and in banks	$123,270	104,674
Interest bearing cash deposits	63,770	23,358
Cash and cash equivalents	187,040	128,032
Investment securities, available-for-sale	3,683,005	3,126,743
Loans held for sale	145,501	95,457
Loans receivable	3,397,425	3,466,135
Allowance for loan and lease losses	(130,854)	(137,516)
Loans receivable, net	3,266,571	3,328,619
Premises and equipment, net	158,989	158,872
Other real estate owned	45,115	78,354
Accrued interest receivable	37,770	34,961
Deferred tax asset	20,394	31,081
Core deposit intangible, net	6,174	8,284
Goodwill	106,100	106,100
Non-marketable equity securities	48,812	49,694
Other assets	41,969	41,709
Total assets	$7,747,440	7,187,906
Liabilities
Non-interest bearing deposits	$1,191,933	1,010,899
Interest bearing deposits	4,172,528	3,810,314
Securities sold under agreements to repurchase	289,508	258,643
Federal Home Loan Bank advances	997,013	1,069,046
Other borrowed funds	10,032	9,995
Subordinated debentures	125,418	125,275
Accrued interest payable	4,675	5,825
Other liabilities	55,384	47,682
Total liabilities	6,846,491	6,337,679
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	719	719
Paid-in capital	641,737	642,882
Retained earnings - substantially restricted	210,531	173,139
Accumulated other comprehensive income	47,962	33,487
Total stockholders’ equity	900,949	850,227
Total liabilities and stockholders’ equity	$7,747,440	7,187,906
Number of common stock shares issued and outstanding	71,937,222	71,915,073

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Operations

	Years ended
(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Interest Income
Residential real estate loans	$30,850	33,060	45,401
Commercial loans	121,425	130,249	143,861
Consumer and other loans	35,096	40,538	42,130
Investment securities	66,386	76,262	57,010
Total interest income	253,757	280,109	288,402
Interest Expense
Deposits	18,183	25,269	35,598
Securities sold under agreements to repurchase	1,308	1,353	1,607
Federal Home Loan Bank advances	12,566	12,687	9,523
Federal funds purchased and other borrowed funds	229	224	284
Subordinated debentures	3,428	4,961	6,622
Total interest expense	35,714	44,494	53,634
Net Interest Income	218,043	235,615	234,768
Provision for loan losses	21,525	64,500	84,693
Net interest income after provision for loan losses	196,518	171,115	150,075
Non-Interest Income
Service charges and other fees	45,343	44,194	43,040
Miscellaneous loan fees and charges	4,363	3,919	4,906
Gain on sale of loans	32,227	21,132	27,233
Gain on sale of investments	—	346	4,822
Other income	9,563	8,608	7,545
Total non-interest income	91,496	78,199	87,546
Non-Interest Expense
Compensation and employee benefits	95,373	85,691	87,728
Occupancy and equipment	23,837	23,599	24,261
Advertising and promotions	6,413	6,469	6,831
Outsourced data processing	3,324	3,153	3,057
Other real estate owned	18,964	27,255	22,193
Federal Deposit Insurance Corporation premiums	6,085	8,169	9,121
Core deposit intangible amortization	2,110	2,473	3,180
Goodwill impairment charge	—	40,159	—
Other expense	37,315	35,156	31,577
Total non-interest expense	193,421	232,124	187,948
Income Before Income Taxes	94,593	17,190	49,673
Federal and state income tax expense (benefit)	19,077	(281)	7,343
Net Income	$75,516	17,471	42,330
Basic earnings per share	$1.05	0.24	0.61
Diluted earnings per share	$1.05	0.24	0.61
Dividends declared per share	$0.53	0.52	0.52
Average outstanding shares - basic	71,928,570	71,915,073	69,657,980
Average outstanding shares - diluted	71,928,656	71,915,073	69,660,345

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net Income	$75,516	17,471	42,330
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	31,617	63,190	6,263
Reclassification adjustment for gains included in net income	—	(346)	(4,822)
Net unrealized gains on securities	31,617	62,844	1,441
Tax effect	(12,300)	(24,444)	(565)
Net of tax amount	19,317	38,400	876
Unrealized losses on derivatives used for cash flow hedges	(7,926)	(8,906)	—
Tax effect	3,084	3,465	—
Net of tax amount	(4,842)	(5,441)	—
Total other comprehensive income, net of tax	14,475	32,959	876
Total Comprehensive Income	$89,991	50,430	43,206

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2009	61,619,803	$616	497,493	188,129	(348)	685,890
Comprehensive income	—	—	—	42,330	876	43,206
Cash dividends declared ($0.52 per share)	—	—	—	(37,396)	—	(37,396)
Stock issuances under stock incentive plans	3,805	—	58	—	—	58
Public offering of stock issued	10,291,465	103	145,493	—	—	145,596
Stock-based compensation and related taxes	—	—	850	—	—	850
Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income	—	—	—	17,471	32,959	50,430
Cash dividends declared ($0.52 per share)	—	—	—	(37,395)	—	(37,395)
Stock-based compensation and related taxes	—	—	(1,012)	—	—	(1,012)
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	75,516	14,475	89,991
Cash dividends declared ($0.53 per share)	—	—	—	(38,124)	—	(38,124)
Stock issuances under stock incentive plans	22,149	—	323	—	—	323
Stock-based compensation and related taxes	—	—	(1,468)	—	—	(1,468)
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Operating Activities
Net income	$75,516	17,471	42,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,525	64,500	84,693
Net amortization of investment securities premiums and discounts	71,992	38,035	17,782
Federal Home Loan Bank stock dividends	(5)	(17)	(23)
Mortgage loans held for sale originated or acquired	(1,188,632)	(824,089)	(1,086,089)
Proceeds from sales of mortgage loans held for sale	1,204,431	842,337	1,129,592
Gain on sale of loans	(32,227)	(21,132)	(27,233)
Gain on sale of investments	—	(346)	(4,822)
Stock-based compensation expense, net of tax benefits	254	45	932
Excess tax deficiencies from stock options exercised	8	—	4
Depreciation of premises and equipment	10,615	10,443	10,808
Loss on sale of other real estate owned and writedown	13,311	19,727	15,937
Amortization of core deposit intangibles	2,110	2,473	3,180
Goodwill impairment charge	—	40,159	—
Deferred tax expense (benefit)	837	(13,308)	138
Net increase in accrued interest receivable	(2,809)	(4,715)	(517)
Net (increase) decrease in other assets	(3,286)	12,464	6,878
Net decrease in accrued interest payable	(1,150)	(1,420)	(683)
Net increase in other liabilities	11,303	4,216	1,036
Net cash provided by operating activities	183,793	186,843	193,943
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	2,041,416	1,024,508	700,182
Purchases of investment securities, available-for-sale	(2,638,054)	(1,730,244)	(1,664,341)
Principal collected on loans	1,034,374	958,401	984,827
Loans originated or acquired	(1,049,344)	(826,329)	(849,222)
Net addition of premises and equipment and other real estate owned	(10,730)	(17,492)	(22,652)
Proceeds from sale of other real estate owned	41,804	46,703	30,529
Net sale (purchase) of non-marketable equity securities	888	15,357	(1,829)
Net cash used in investment activities	(579,646)	(529,096)	(822,506)
Financing Activities
Net increase in deposits	543,248	299,311	421,750
Net increase in securities sold under agreements to repurchase	30,865	9,240	36,897
Net (decrease) increase in Federal Home Loan Bank advances	(72,033)	103,905	174,774
Net decrease in Federal Reserve Bank discount window	—	—	(225,000)
Net increase (decrease) in federal funds purchased and other borrowed funds	180	(9,867)	6,404
Cash dividends paid	(47,472)	(37,395)	(37,396)
Excess tax deficiencies from stock options exercised	(8)	—	(4)
Proceeds from stock options exercised and other stock issued	81	—	145,654
Net cash provided by financing activities	454,861	365,194	523,079
Net increase (decrease) in cash and cash equivalents	59,008	22,941	(105,484)
Cash and cash equivalents at beginning of period	128,032	105,091	210,575
Cash and cash equivalents at end of period	$187,040	128,032	105,091
See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$36,865	45,913	54,318
Cash paid during the period for income taxes	21,257	7,925	9,371
Sale and refinancing of other real estate owned	5,659	8,665	10,215
Transfer of loans to other real estate owned	27,536	79,295	72,572

See accompanying notes to consolidated financial statements.

Glacier Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through eleven divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company is subject to competition from other financial service providers. The Company is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. All significant inter-company transactions have been eliminated in consolidation.

The Company formed GBCI Other Real Estate (“GORE”) to isolate certain bank foreclosed properties for legal protection and administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity.

The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001 and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements.

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

Variable Interest Entities
A variable interest entity (“VIE”) exists when either 1) the entity's total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has the power to direct the VIE's significant activities and will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause the primary beneficiary status to change.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The primary activities of the VIEs are recognized in commercial loans interest income, other non-interest income and other borrowed funds interest expense on the Company's statements of operations. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investment and determined that the Company continues to be the primary beneficiary of such VIEs. As the primary beneficiary, the VIEs' assets, liabilities, and results of operations are included in the Company's consolidated financial statements.

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,480	—	32,748	—
Premises and equipment, net	—	16,066	—	15,996
Accrued interest receivable	117	—	116	—
Other assets	1,114	143	1,439	31
Total assets	$36,711	16,209	34,303	16,027
Liabilities
Other borrowed funds	$4,555	3,639	4,629	3,306
Accrued interest payable	4	6	4	9
Other liabilities	182	136	186	363
Total liabilities	$4,741	3,781	4,819	3,678

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and regulatory agencies, interest bearing deposits, federal funds sold and liquid investments with original maturities of three months or less. Pursuant to legislation enacted in 2010, the Federal Deposit Insurance Corporation (“FDIC”) fully insured all non-interest bearing transaction accounts beginning December 31, 2010 at all FDIC-insured institutions which expired on December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

Investment Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of stockholders’ equity. As of December 31, 2012 and 2011, the Company has only available-for-sale securities. Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the level-yield interest method. For additional information relating to investment securities, see Note 3.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans and are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized by charges to non-interest income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interests in the loan, is received in exchange. A gain is recognized in non-interest income to the extent the sales price exceeds the carrying value of the sold loan.

Loans Receivable
Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is reported using the interest method and includes discount accretion and premium amortization on acquired loans and net loan fees on originated loans which are amortized over the expected life of the loans using a method that approximates the level-yield interest method. The Company’s loan segments, which are based on the purpose of the loan, include residential real estate, commercial, and consumer loans. The Company’s loan classes, a further disaggregation of segments, include residential real estate loans (residential real estate segment), commercial real estate and other commercial loans (commercial segment), and home equity and other consumer loans (consumer segment).

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Allowance for Loan and Lease Losses
Based upon management’s analysis of the Company’s loan portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within the Bank's loan portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Leases
The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating to leases, see Note 5.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated selling cost. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of other real estate owned ("OREO") is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2012 and 2011, no long-lived assets were considered impaired.

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

Core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and is amortized using an accelerated method based on an estimated runoff of the related deposits, not exceeding ten years. The useful life of the core deposit intangible is reevaluated on an annual basis, with any changes in estimated useful life accounted for prospectively over the revised remaining life. For additional information relating to core deposit intangibles, see Note 6.

The Company tests goodwill and other intangible assets for impairment at the reporting unit level annually during the third quarter. Prior to April 30, 2012, the Company had eleven bank subsidiary operating segments and reporting units, each of which were subject to a goodwill impairment assessment. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank operating segment resulting in eleven bank division reporting units which are now aggregated for assessment of goodwill impairment. The Company identified that each of the bank divisions are reporting units (i.e., components of the Glacier Bank operating segment) given that each division has a separate management team that regularly reviews its respective division financial information; however, the reporting units are aggregated into a single reporting unit due to the reporting units having similar economic characteristics.

Goodwill and other intangible assets of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2012 and 2011 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of its reporting units to the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

For the first step in evaluating goodwill for possible impairment, the Company performs two analysis. The first analysis estimates the fair value based on market multiples of deal price to equity. The deal price multiple is obtained from an independent third party for acquisitions of financial institutions completed within the prior twelve months preceding the testing date, such acquisitions excluding financial institutions whose size and operations are not comparable to the Company. The deal price multiple is then adjusted for a premium or discount for the Company's specific fair value based on the Company's return on equity and asset quality metrics. As an additional fair value analysis, the Company reviews its market capitalization adjusted for control value.

For additional information relating to goodwill, see Note 6.

Non-Marketable Equity Securities
The Company holds stock in the Federal Home Loan Bank (“FHLB”). FHLB stock is restricted because such stock may only be sold to the FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

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

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of tax effect, on available-for-sale securities and unrealized gains and losses, net of tax effect, on derivatives used for cash flow hedges.

Advertising and Promotion
Advertising and promotion costs are recognized in the period incurred.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Income Taxes
The Company’s income tax expense consists of current and deferred income tax expense. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to earnings or losses. Deferred income tax expense results from changes in deferred assets and liabilities between periods.

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

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method. For additional information relating to earnings per share, see Note 15.

Stock-based Compensation
Stock-based compensation awards granted, comprised of stock options and restricted stock awards, are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. For additional information relating to stock-based compensation, see Note 17.

Reclassifications
Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation.

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

In June 2011, FASB amended FASB ASC Topic 220, Comprehensive Income. The amendment provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Accounting Standards Update ("ASU") No. 2011-12, Comprehensive Income (Topic 220) deferred the specific requirement of the amendment to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amendments are effective retrospectively during interim and annual periods beginning after December 15, 2011. ASU No. 2013-2, Comprehensive Income (Topic 220) reversed the deferment of ASU 2011-12 and will be effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company has evaluated the impact of the adoption of these amendments and determined there was not a material effect on the Company’s financial position or results of operations.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In May 2011, FASB amended FASB ASC Topic 820, Fair Value Measurement. The amendment achieves common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendment changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

Note 2. Cash on Hand and in Banks

At December 31, 2012 and 2011, cash and cash equivalents primarily consisted of cash on hand and cash items in process. The Bank is required to maintain an average reserve balance with either the Federal Reserve Bank ("FRB") or in the form of cash on hand. The required reserve balance at December 31, 2012 was $31,701,000.

Note 3. Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	December 31, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$201	1	—	202
U.S. government sponsored enterprises
Maturing after one year through five years	2.30%	17,064	371	—	17,435
Maturing after five years through ten years	2.03%	44	1	—	45
	2.29%	17,108	372	—	17,480
State and local governments
Maturing within one year	2.01%	4,288	28	(2)	4,314
Maturing after one year through five years	2.11%	149,497	4,142	(142)	153,497
Maturing after five years through ten years	2.95%	38,346	1,102	(99)	39,349
Maturing after ten years	4.70%	935,897	82,823	(1,362)	1,017,358
	4.29%	1,128,028	88,095	(1,605)	1,214,518
Corporate bonds
Maturing within one year	1.73%	18,412	51	—	18,463
Maturing after one year through five years	2.22%	250,027	4,018	(238)	253,807
Maturing after five years through ten years	2.23%	16,144	381	—	16,525
	2.19%	284,583	4,450	(238)	288,795
Collateralized debt obligations
Maturing after ten years	8.03%	1,708	—	—	1,708
Residential mortgage-backed securities	1.95%	2,156,049	8,860	(4,607)	2,160,302
Total investment securities	2.71%	$3,587,677	101,778	(6,450)	3,683,005

Note 3. Investment Securities, Available-for-Sale (continued)

	December 31, 2011
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing after one year through five years	1.62%	$204	4	—	208
U.S. government sponsored enterprises
Maturing within one year	1.58%	3,979	17	—	3,996
Maturing after one year through five years	2.36%	26,399	682	—	27,081
Maturing after five years through ten years	1.90%	78	—	—	78
	2.26%	30,456	699	—	31,155
State and local governments
Maturing within one year	1.31%	4,786	3	(2)	4,787
Maturing after one year through five years	2.22%	89,752	2,660	(22)	92,390
Maturing after five years through ten years	2.59%	63,143	2,094	(19)	65,218
Maturing after ten years	4.84%	845,657	57,138	(535)	902,260
	4.44%	1,003,338	61,895	(578)	1,064,655
Corporate bonds
Maturing after one year through five years	2.55%	60,810	261	(1,264)	59,807
Maturing after five years through ten years	2.38%	2,409	21	—	2,430
	2.54%	63,219	282	(1,264)	62,237
Collateralized debt obligations
Maturing after ten years	8.03%	5,648	—	(282)	5,366
Residential mortgage-backed securities	1.70%	1,960,167	10,138	(7,183)	1,963,122
Total investment securities	2.64%	$3,063,032	73,018	(9,307)	3,126,743

Included in the residential mortgage-backed securities are $46,733,000 and $49,252,000 as of December 31, 2012 and 2011, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted average yields are based on the level-yield method taking into account premium amortization, discount accretion and mortgage-backed securities' prepayment provisions. Weighted average yields on tax-exempt investment securities exclude the federal income tax benefit.

Note 3. Investment Securities, Available-for-Sale (continued)

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Gross proceeds	$—	18,916	142,925
Less amortized cost	—	(18,570)	(138,103)
Net gain on sale of investments	$—	346	4,822
Gross gain on sale of investments	$—	1,048	7,779
Gross loss on sale of investments	—	(702)	(2,957)
Net gain on sale of investments	$—	346	4,822

At December 31, 2012 and 2011, the Company had investment securities with fair values of $1,525,400,000 and $1,120,047,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Investments with an unrealized loss position are summarized as follows:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$102,896	(1,531)	4,533	(74)	107,429	(1,605)
Corporate bonds	41,856	(238)	—	—	41,856	(238)
Residential mortgage-backed securities	955,235	(4,041)	62,905	(566)	1,018,140	(4,607)
Total temporarily impaired securities	$1,099,987	(5,810)	67,438	(640)	1,167,425	(6,450)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$26,434	(90)	9,948	(488)	36,382	(578)
Corporate bonds	31,782	(1,264)	—	—	31,782	(1,264)
Collateralized debt obligations	—	—	5,366	(282)	5,366	(282)
Residential mortgage-backed securities	943,372	(6,850)	8,244	(333)	951,616	(7,183)
Total temporarily impaired securities	$1,001,588	(8,204)	23,558	(1,103)	1,025,146	(9,307)

With respect to the Company's review of its securities in an unrealized loss position at December 31, 2012, management determined that it did not intend to sell and there was no expected requirement to sell any of its impaired securities. Based on an analysis of its impaired securities as of December 31, 2012 and 2011, the Company determined that none of such securities had other-than-temporary impairment.

Note 4. Loans Receivable, Net

Substantially all of the Company’s loan receivables are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2012 and 2011. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2012.

Net deferred fees, costs, premiums, and discounts of $1,379,000 and $3,123,000 were included in the loans receivable balance at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had $2,295,167,000 in variable rate loans and $1,102,258,000 in fixed rate loans. The weighted average interest rate on loans was 5.33 percent and 5.62 percent at December 31, 2012 and 2011, respectively. At December 31, 2012, 2011, and 2010, loans sold and serviced for others were $116,439,000, $160,465,000, and $173,446,000, respectively. At December 31, 2012, the Company had loans of $1,660,469,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of loans designated held-to-maturity during 2012 and 2011.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2012 and 2011 was $33,869,000 and $89,089,000, respectively. During 2012, new loans to such related parties were $8,386,000 and repayments were $4,736,000. The decrease in the related party loans from the prior year is a result of combining the eleven bank subsidiaries into Glacier Bank. For additional information relating to the combination of the bank subsidiaries, see Note 1. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	21,525	2,879	11,012	4,690	324	2,620
Charge-offs	(34,672)	(5,267)	(16,339)	(5,239)	(4,369)	(3,458)
Recoveries	6,485	643	2,805	1,283	1,088	666
Balance at end of period	$130,854	15,482	74,398	21,567	10,659	8,748

	Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	64,500	1,455	39,563	10,709	4,450	8,323
Charge-offs	(69,366)	(5,671)	(42,042)	(10,386)	(4,644)	(6,623)
Recoveries	5,275	486	3,252	578	476	483
Balance at end of period	$137,516	17,227	76,920	20,833	13,616	8,920

The ALLL at the beginning of the period, the provision for loan losses, charge-offs and recoveries for the year ended December 31, 2010 was $142,927,000, $84,693,000, $(93,950,000) and $3,437,000, respectively.

Note 4. Loans Receivable, Net (continued)

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$15,534	1,680	7,716	3,859	870	1,409
Collectively evaluated for impairment	115,320	13,802	66,682	17,708	9,789	7,339
Total allowance for loan and lease losses	$130,854	15,482	74,398	21,567	10,659	8,748
Loans receivable
Individually evaluated for impairment	$201,735	25,862	125,282	33,593	11,074	5,924
Collectively evaluated for impairment	3,195,690	490,605	1,530,226	589,804	392,851	192,204
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$18,828	2,659	9,756	4,233	584	1,596
Collectively evaluated for impairment	118,688	14,568	67,164	16,600	13,032	7,324
Total allowance for loan and lease losses	$137,516	17,227	76,920	20,833	13,616	8,920
Loans receivable
Individually evaluated for impairment	$258,659	24,453	162,959	49,962	14,750	6,535
Collectively evaluated for impairment	3,207,476	492,354	1,509,100	573,906	425,819	206,297
Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

The following schedules disclose the impaired loans on a portfolio class basis:

	At or for the Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,759	7,334	29,595	21,205	1,354	3,271
Unpaid principal balance	70,261	7,459	36,887	21,278	1,362	3,275
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	76,656	12,797	36,164	22,665	1,390	3,640
Loans without a specific valuation allowance
Recorded balance	$138,976	18,528	95,687	12,388	9,720	2,653
Unpaid principal balance	149,412	19,613	102,798	14,318	9,965	2,718
Average balance	162,505	16,034	111,554	19,733	11,993	3,191
Totals
Recorded balance	$201,735	25,862	125,282	33,593	11,074	5,924
Unpaid principal balance	219,673	27,072	139,685	35,596	11,327	5,993
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	239,161	28,831	147,718	42,398	13,383	6,831

Note 4. Loans Receivable, Net (continued)

	At or for the Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$77,717	11,111	39,971	22,087	1,219	3,329
Unpaid principal balance	85,514	11,177	47,569	22,196	1,238	3,334
Specific valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average balance	66,871	10,330	38,805	13,395	1,284	3,057
Loans without a specific valuation allowance
Recorded balance	$180,942	13,342	122,988	27,875	13,531	3,206
Unpaid principal balance	208,828	14,741	139,962	35,174	15,097	3,854
Average balance	168,983	14,730	123,231	19,963	8,975	2,084
Totals
Recorded balance	$258,659	24,453	162,959	49,962	14,750	6,535
Unpaid principal balance	294,342	25,918	187,531	57,370	16,335	7,188
Specific valuation allowance	18,828	2,659	9,756	4,233	584	1,596
Average balance	235,854	25,060	162,036	33,358	10,259	5,141

Interest income recognized on impaired loans for the years ended December 31, 2012, 2011, and 2010 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,454	3,897	7,424	2,020	2,872	1,241
Accruing loans 60-89 days past due	9,643	1,870	3,745	645	2,980	403
Accruing loans 90 days or more past due	1,479	451	594	197	188	49
Non-accrual loans	96,933	14,237	55,687	13,200	11,241	2,568
Total past due and non-accrual loans	125,509	20,455	67,450	16,062	17,281	4,261
Current loans receivable	3,271,916	496,012	1,588,058	607,335	386,644	193,867
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

	December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,386	9,038	12,683	3,279	4,092	2,294
Accruing loans 60-89 days past due	17,700	2,678	11,660	1,034	1,276	1,052
Accruing loans 90 days or more past due	1,413	59	108	1,060	156	30
Non-accrual loans	133,689	11,881	87,956	21,685	10,272	1,895
Total past due and non-accrual loans	184,188	23,656	112,407	27,058	15,796	5,271
Current loans receivable	3,281,947	493,151	1,559,652	596,810	424,773	207,561
Total loans receivable	$3,466,135	516,807	1,672,059	623,868	440,569	212,832

Note 4. Loans Receivable, Net (continued)

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $5,161,000, $7,441,000, and $10,987,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	198	11	85	75	10	17
Pre-modification recorded balance	$90,747	2,280	57,382	28,639	1,358	1,088
Post-modification recorded balance	$89,558	2,281	56,120	28,711	1,358	1,088
Troubled debt restructurings that subsequently defaulted
Number of loans	14	—	4	6	3	1
Recorded balance	$8,304	—	6,192	1,753	301	58

	Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	338	20	120	149	22	27
Pre-modification recorded balance	$158,295	13,500	109,593	20,446	9,198	5,558
Post-modification recorded balance	$155,827	13,452	107,778	20,434	9,200	4,963
Troubled debt restructurings that subsequently defaulted
Number of loans	66	4	29	22	7	4
Recorded balance	$41,236	2,291	32,615	2,718	3,202	410

For the years ended December 31, 2012 and 2011 the majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 49 percent and 58 percent, respectively, of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 36 percent and 56 percent, respectively, was a result of an extension of the maturity date and 30 percent and 31 percent, respectively, was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $39,769,000 and $96,528,000 for the years ended December 31, 2012 and 2011, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs for both years was in commercial real estate.

There were $4,534,000 and $3,158,000 of additional outstanding commitments on TDRs outstanding at December 31, 2012 and 2011, respectively. The amount of charge-offs on TDRs during 2012 and 2011 was $6,271,000 and $8,792,000, respectively.

Note 5. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following at:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Land	$25,027	25,022
Office buildings and construction in progress	153,340	145,999
Furniture, fixtures and equipment	63,467	62,002
Leasehold improvements	7,393	7,766
Accumulated depreciation	(90,238)	(81,917)
Net premises and equipment	$158,989	158,872

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $10,615,000, $10,443,000, and $10,808,000, respectively. Interest expense capitalized for various construction projects for the years ended December 31, 2012, 2011 and 2010 was $11,000, $35,000 and $65,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2012, 2011, and 2010 was $2,868,000, $3,239,000, and $3,566,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2012, 2011, and 2010 was $410,000, $937,000, and $902,000. The decrease in the related party rent expense from the prior year is a result of combining the eleven bank subsidiaries into Glacier Bank. For additional information relating to the combination of the bank subsidiaries, see Note 1.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2012 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2013	$238	2,317	2,555
2014	828	2,227	3,055
2015	195	2,043	2,238
2016	197	1,813	2,010
2017	200	1,506	1,706
Thereafter	749	4,136	4,885
Total minimum lease payments	2,407	14,042	16,449
Less: Amount representing interest	619
Present value of minimum lease payments	1,788
Less: Current portion of obligations under capital leases	98
Long-term portion of obligations under capital leases	$1,690

Note 6. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Gross carrying value	$22,404	28,248	30,050
Accumulated amortization	(16,230)	(19,964)	(19,293)
Net carrying value	$6,174	8,284	10,757
Aggregate amortization expense	$2,110	2,473	3,180
Weighted-average amortization period
(Period in years)	9.5
Estimated amortization expense for the years ending December 31,
2013	$1,860
2014	1,611
2015	1,368
2016	1,037
2017	298

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net carrying value at beginning of period	$106,100	146,259	146,259
Impairment charge	—	(40,159)	—
Net carrying value at end of period	$106,100	106,100	146,259

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Gross carrying value	$146,259	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$106,100	106,100

The Company performed its annual goodwill impairment test during the third quarter of 2012 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company's goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2012 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2012. However, further adverse changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Due to high levels of volatility and dislocation in prices of shares of publicly-held, exchange listed banking companies in 2011, a goodwill impairment charge was recognized by the Company during the third quarter of 2011.

Note 7. Deposits

Deposits consist of the following at:

(Dollars in thousands)	December 31, 2012		December 31, 2011
Non-interest bearing deposits	$1,191,933	22.2%	1,010,899	21.0%
NOW accounts	988,984	18.4%	843,129	17.5%
Savings accounts	478,809	8.9%	404,671	8.4%
Money market deposit accounts	931,370	17.4%	873,562	18.1%
Certificate accounts	1,015,491	19.0%	1,080,917	22.4%
Wholesale deposits [1]	757,874	14.1%	608,035	12.6%
Total interest bearing deposits	4,172,528	77.8%	3,810,314	79.0%
Total deposits	$5,364,461	100.0%	4,821,213	100.0%
Deposits with a balance of $100,000 and greater
Demand deposits	$2,361,528		1,986,757
Certificate accounts	1,044,488		933,183
Total balances of $100,000 and greater	$3,406,016		2,919,940
__________
 1 Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts, including reciprocal deposits.

The scheduled maturities of time deposits are as follows and include $521,624,000 of wholesale deposits as of December 31, 2012:

(Dollars in thousands)	Amount
Years ending December 31,
2013	$1,246,425
2014	161,973
2015	73,115
2016	37,073
2017	18,439
Thereafter	90
$1,537,115

The Company reclassified $3,482,000 and $2,205,000 of overdraft demand deposits to loans as of December 31, 2012 and 2011, respectively. The Company has entered into deposit transactions with its executive officers and directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2012, and 2011 was $20,404,000 and $71,504,000, respectively. The decrease in the related party deposits from the prior year is a result of combining the eleven bank subsidiaries into Glacier Bank. For additional information relating to the combination of the bank subsidiaries, see Note 1.

Debit card expense for the years ended December 31, 2012, 2011, and 2010 was $4,082,000, $4,073,000, and $3,003,000, respectively, and was included in other expense in the Company’s statements of operations.

Note 8. Securities Sold Under Agreements to Repurchase

Repurchase agreements consist of the following:

	December 31, 2012
(Dollars in thousands)	Repurchase Amount	Weighted Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets
Overnight	$285,349	0.32%	$287,597	293,958
Maturing within 30 days	4,159	0.50%	4,228	4,306
	$289,508	0.32%	$291,825	298,264

	December 31, 2011
(Dollars in thousands)	Repurchase Amount	Weighted Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets
Overnight	$257,802	0.42%	$260,124	265,592
Maturing within 30 days	841	1.00%	1,855	1,916
	$258,643	0.42%	$261,979	267,508

The securities, consisting of U.S. government sponsored enterprises issued or guaranteed residential mortgage-backed securities, subject to agreements to repurchase, were for the same securities originally sold, and were held in custody accounts by third parties.

Note 9. Borrowings

Each advance from the FHLB bears a fixed rate of interest and consists of the following:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$720,000	0.28%	792,000	0.68%
Maturing one year through two years	—	—%	—	—%
Maturing two years through three years	75,000	3.48%	—	—%
Maturing three years through four years	45,000	2.99%	75,000	3.48%
Maturing four years through five years	—	—%	45,000	2.99%
Thereafter	157,013	3.07%	157,046	3.07%
Total	$997,013	1.09%	1,069,046	1.32%

In addition to specifically pledged loans and investment securities, FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments.

Note 9. Borrowings (continued)

With respect to $275,000,000 of FHLB advances at December 31, 2012, the FHLB holds put options that will be exercised on the quarterly measurement date when 3-month LIBOR is 8 percent or greater. The FHLB put options as of December 31, 2012 are summarized as follows:

(Dollars in thousands)	Amount	Interest Rate
Maturing during years ending December 31,
2015	$75,000	3.16% - 3.64%
2016	45,000	2.93% - 3.05%
2018	20,000	2.73% - 2.85%
2021	135,000	2.88% - 3.43%
	$275,000

The Company’s remaining borrowings consisted of capital lease obligations, liens on OREO and other debt obligations through consolidation of certain VIEs. At December 31, 2012, the Company had $171,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 10. Subordinated Debentures

Trust preferred securities were issued by the Company’s trust subsidiaries, the common stock of which is wholly-owned by the Company, in conjunction with the Company issuing subordinated debentures to the trust subsidiaries. The terms of the subordinated debentures are the same as the terms of the trust preferred securities. The Company guaranteed the payment of distributions and payments for redemption or liquidation of the trust preferred securities to the extent of funds held by the trust subsidiaries. The obligations of the Company under the subordinated debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of all trusts under the trust preferred securities.

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

Subject to prior approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. All of the Company's trust preferred securities have reached the redemption date and could be redeemed at the Company's option. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in 1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures, 2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes, 3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or 4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the FRB capital adequacy guidelines.

For regulatory purposes, the FRB has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Act require the FRB to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Company's trust preferred securities qualified as Tier 1 instruments at December 31, 2012.

Note 10. Subordinated Debentures (continued)

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2012		Variable Rate	Maturity
(Dollars in thousands)	Balance	Rate	Structure	Date
First Company Statutory Trust 2001	$2,955	3.613%	3 mo LIBOR plus 3.30	07/31/2031
First Company Statutory Trust 2003	2,182	3.560%	3 mo LIBOR plus 3.25	03/26/2033
Glacier Capital Trust II	46,393	3.090%	3 mo LIBOR plus 2.75	04/07/2034
Citizens (ID) Statutory Trust I	5,155	2.958%	3 mo LIBOR plus 2.65	06/17/2034
Glacier Capital Trust III	36,083	1.630%	3 mo LIBOR plus 1.29	04/07/2036
Glacier Capital Trust IV	30,928	1.878%	3 mo LIBOR plus 1.57	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,722	2.131%	3 mo LIBOR plus 1.82	03/01/2037
	$125,418

Note 11. Derivatives and Hedging Activities

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

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with counterparties and the specific agreement of terms were negotiated, including the forecasted notional amount, the interest rate, and the maturity date.

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

The Company’s interest rate derivative financial instruments as of December 31, 2012 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Term [2]
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov 30, 2015 - Nov. 30, 2022
__________
1 The Company pays the fixed interest rate and the counterparties pay the Company the variable interest rate.
2 No cash will be exchanged prior to the term.

The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

Note 11. Derivatives and Hedging Activities (continued)

The following table summarizes the fair value of the Company’s interest rate derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest rate swap	Other liabilities	$16,832	8,906

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $18,684,000 at December 31, 2012. There was $0 collateral pledged from the counterparties to the Company as of December 31, 2012. There is the possibility that the Company may need to pledge additional collateral in the future if there were further declines in the fair value.

Note 12. Regulatory Capital

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. As a result of combining the eleven bank subsidiaries into Glacier Bank on April 30, 2012, there were changes in the regulatory capital ratios at the subsidiary level which are reflected in the following tables for December 31, 2012 and December 31, 2011. For additional information relating to the combination of the bank subsidiaries, see Note 1. The following table illustrates the FRB’s adequacy guidelines and the Company’s and the Bank's compliance with those guidelines as of December 31, 2012:

	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	923,574	20.09%	367,701	8.00%	459,627	10.00%
Glacier Bank	851,819	18.79%	362,711	8.00%	453,388	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	865,213	18.82%	183,851	4.00%	275,776	6.00%
Glacier Bank	794,228	17.52%	181,355	4.00%	272,033	6.00%
Tier 1 capital (to average assets)
Consolidated	865,213	11.31%	306,005	4.00%	N/A	N/A
Glacier Bank	794,228	10.55%	301,013	4.00%	376,267	5.00%

Note 12. Regulatory Capital (continued)

The following table illustrates the FRB’s adequacy guidelines and the Company’s and bank subsidiaries’ compliance with those guidelines as of December 31, 2011:

	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	883,954	20.27%	348,950	8.00%	436,187	10.00%
Glacier Bank	187,082	19.95%	75,033	8.00%	93,792	10.00%
Mountain West Bank	149,280	20.42%	58,474	8.00%	73,092	10.00%
First Security Bank of Missoula	121,181	17.18%	56,414	8.00%	70,517	10.00%
Western Security Bank	69,646	17.07%	32,632	8.00%	40,790	10.00%
1st Bank	68,729	19.48%	28,225	8.00%	35,282	10.00%
Valley Bank of Helena	34,117	14.01%	19,476	8.00%	24,345	10.00%
Big Sky Western Bank	68,661	25.43%	21,601	8.00%	27,002	10.00%
First Bank of Wyoming	41,860	19.95%	16,789	8.00%	20,987	10.00%
Citizens Community Bank	29,011	13.85%	16,763	8.00%	20,954	10.00%
First Bank of Montana	22,757	15.05%	12,100	8.00%	15,124	10.00%
Bank of the San Juans	21,127	13.63%	12,402	8.00%	15,503	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	828,404	18.99%	174,475	4.00%	261,712	6.00%
Glacier Bank	175,066	18.67%	37,517	4.00%	56,275	6.00%
Mountain West Bank	139,809	19.13%	29,237	4.00%	43,855	6.00%
First Security Bank of Missoula	112,198	15.91%	28,207	4.00%	42,310	6.00%
Western Security Bank	64,520	15.82%	16,316	4.00%	24,474	6.00%
1st Bank	64,267	18.22%	14,113	4.00%	21,169	6.00%
Valley Bank of Helena	31,059	12.76%	9,738	4.00%	14,607	6.00%
Big Sky Western Bank	65,218	24.15%	10,801	4.00%	16,201	6.00%
First Bank of Wyoming	39,670	18.90%	8,395	4.00%	12,592	6.00%
Citizens Community Bank	26,358	12.58%	8,382	4.00%	12,572	6.00%
First Bank of Montana	20,854	13.79%	6,050	4.00%	9,075	6.00%
Bank of the San Juans	19,161	12.36%	6,201	4.00%	9,302	6.00%
Tier 1 capital (to average assets)
Consolidated	828,404	11.81%	280,602	4.00%	N/A	N/A
Glacier Bank	175,066	13.00%	53,846	4.00%	67,308	5.00%
Mountain West Bank	139,809	12.81%	43,660	4.00%	54,575	5.00%
First Security Bank of Missoula	112,198	10.49%	42,793	4.00%	53,492	5.00%
Western Security Bank	64,520	8.28%	31,159	4.00%	38,949	5.00%
1st Bank	64,267	8.49%	30,279	4.00%	37,849	5.00%
Valley Bank of Helena	31,059	6.94%	17,906	4.00%	22,382	5.00%
Big Sky Western Bank	65,218	17.33%	15,057	4.00%	18,821	5.00%
First Bank of Wyoming	39,670	10.40%	15,264	4.00%	19,080	5.00%
Citizens Community Bank	26,358	7.65%	13,783	4.00%	17,228	5.00%
First Bank of Montana	20,854	8.33%	10,008	4.00%	12,510	5.00%
Bank of the San Juans	19,161	8.48%	9,042	4.00%	11,303	5.00%

Note 12. Regulatory Capital (continued)

The Federal Deposit Insurance Corporation Improvement Act generally restricts a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its bank holding company if the institution would thereafter be capitalized at less than 8 percent Total capital (to risk-weighted assets), 4 percent Tier 1 capital (to risk-weighted assets), or 4 percent Tier 1 capital (to average assets).

At December 31, 2012 for the Bank and at December 31, 2011 for each of the bank subsidiaries, the capital measures exceeded the well capitalized threshold, which requires Total capital (to risk-weighted assets) of at least 10 percent, Tier 1 capital (to risk-weighted assets) of at least 6 percent, and Tier 1 capital (to average assets) of at least 5 percent. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial condition. There are no conditions or events since year end that management believes have changed the Company’s or Bank's risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state.

Note 13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$95,328	63,711
Tax effect	(37,083)	(24,783)
Net of tax amount	58,245	38,928
Unrealized losses on derivatives used for cash flow hedges	(16,832)	(8,906)
Tax effect	6,549	3,465
Net of tax amount	(10,283)	(5,441)
Total accumulated other comprehensive income	$47,962	33,487

Note 14. Federal and State Income Taxes

The following is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Current
Federal	$12,718	8,836	3,724
State	5,522	4,191	3,481
Total current tax expense	18,240	13,027	7,205
Deferred
Federal	708	(11,256)	115
State	129	(2,052)	23
Total deferred tax expense (benefit)	837	(13,308)	138
Total income tax expense (benefit)	$19,077	(281)	7,343

Note 14. Federal and State Income Taxes (continued)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2012	December 31, 2011	December 31, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.9%	8.1%	4.6%
Tax-exempt interest income	(14.0)%	(65.5)%	(17.3)%
Tax credits	(4.2)%	(22.1)%	(7.3)%
Goodwill impairment charge	—%	42.3%	—%
Other, net	(0.5)%	0.6%	(0.2)%
Effective tax rate	20.2%	(1.6)%	14.8%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Deferred tax assets
Allowance for loan and lease losses	$50,963	53,555
Other real estate owned	7,685	7,852
Interest rate swap agreements	6,549	3,465
Federal income tax credits	3,543	2,400
Deferred compensation	3,129	2,964
Impairment of equity securities (FHLMC & FNMA)	2,954	2,954
Employee benefits	2,715	2,610
Non-accrued interest	2,008	2,894
Other	2,446	2,713
Total gross deferred tax assets	81,992	81,407
Deferred tax liabilities
Available-for-sale securities	(37,083)	(24,783)
FHLB stock dividends	(10,143)	(10,165)
Depreciation of premises and equipment	(5,437)	(6,169)
Deferred loan costs	(5,316)	(4,954)
Intangibles	(1,832)	(1,566)
Other	(1,787)	(2,689)
Total gross deferred tax liabilities	(61,598)	(50,326)
Net deferred tax asset	$20,394	31,081

The Company’s federal income tax credit carryforwards will expire in 2031 and 2032.

Note 14. Federal and State Income Taxes (continued)

The Company and the Bank join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2012:

Years ended December 31,
Federal	2009, 2010 and 2011
Montana	2009, 2010 and 2011
Idaho	2009, 2010 and 2011
Colorado	2008, 2009, 2010 and 2011
Utah	2009, 2010 and 2011

The Company had no unrecognized tax benefit as of December 31, 2012, and 2011. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense.

During the years ended December 31, 2012, and 2011, the Company did not recognize any interest expense or penalties with respect to income tax liabilities. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2012, and 2011.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance is not necessary at December 31, 2012, and 2011. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2012 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal tax income purposes.

Note 15. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Net income available to common stockholders, basic and diluted	$75,516	17,471	42,330
Average outstanding shares - basic	71,928,570	71,915,073	69,657,980
Add: dilutive stock options and awards	86	—	2,365
Average outstanding shares - diluted	71,928,656	71,915,073	69,660,345
Basic earnings per share	$1.05	0.24	0.61
Diluted earnings per share	$1.05	0.24	0.61

Note 15. Earnings Per Share (continued)

There were 879,525, 1,567,561 and 2,295,424 options excluded from the diluted average outstanding share calculation for December 31, 2012, 2011, and 2010, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

Note 16. Employee Benefit Plans

The Company has a 401(k) plan and a profit sharing plan which has safe harbor and employer discretionary components. To be considered eligible for the 401(k) and safe harbor components of the profit sharing plan, an employee must be 21 years of age and employed for three full months. Employees are eligible to participate in the 401(k) plan the first day of the month once they have met the eligibility requirements. To be considered eligible for the employer discretionary contribution of the profit sharing plan, an employee must be 21 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions.

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2012, 2011, and 2010 was $3,974,000, $2,043,000 and $2,223,000 respectively.

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service. The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2012, 2011 and 2010 was $1,751,000, $1,644,000, and $1,570,000, respectively.

The Company has a non-funded deferred compensation plan for directors and senior officers. The plan provides for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plan was $278,000, $362,000, and $358,000, for the years ending December 31, 2012, 2011, and 2010, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2012, 2011, and 2010 for the plan was $231,000, $54,000 and $116,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2012 and 2011, the liability related to the obligations was $1,255,000 and $1,288,000 and was included in other liabilities. The amount expensed related to the obligations during 2012, 2011 and 2010 was insignificant.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the Internal Revenue Service ("IRS") or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2012, 2011 and 2010 was $47,000, $21,000, and $10,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2012, 2011, and 2010 for this plan was $37,000, $9,000, and $22,000, respectively.

The Company has elected to self-insure certain costs related to employee health and dental benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis for the employee health benefit programs.

The Company has entered into employment contracts with 15 senior officers that provide benefits under certain conditions following a change in control of the Company.

Note 17. Stock-based Compensation Plans

The Company has the following stock-based compensation plans outstanding: 1) the Directors 1994 Stock Option Plan and 2) the 2005 Stock Incentive Plan. The Directors 1994 Stock Option Plan was approved to provide for the grant of stock options to outside Directors of the Company. The Directors 1994 Stock Option Plan expired in March of 2009 and has granted but unexpired stock options outstanding. The 2005 Stock Incentive Plan provides awards to certain full-time employees and directors of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. At December 31, 2012, 3,849,531 shares were available to grant to employees and directors.

Stock Options
The Company has granted stock options to certain full-time employees and directors of the Company under the Directors 1994 Stock Option Plan and the 2005 Stock Incentive Plan. Both plans contain provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her stock options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company’s common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All stock option shares are adjusted for stock splits and stock dividends. The term of the stock options may not exceed five years from the date the options are granted.

The fair value of stock options granted is estimated at the date of grant using the Black Scholes option-pricing model. The Company uses historical data to estimate option exercise and termination within the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield in effect at the time of the grant. The stock option grants generally vest upon six months or two years of service for directors and employees, respectively, and generally expire in five years. Expected volatilities are based on historical volatility and other factors. The following lists the various assumptions and fair value of the stock options granted during the years indicated. There were no stock options granted during 2012 or 2011.

	Options Granted During
	2012	2011	2010
Fair value of stock options - Black Scholes	N/A	N/A	$4.63
Expected volatility	N/A	N/A	44%
Dividend yield	N/A	N/A	2.74%
Risk-free interest rate	N/A	N/A	1.40%
Expected life	N/A	N/A	3.47
__________
N/A - not applicable

Compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 was $4,000, $74,000 and $912,000, respectively, and the recognized tax benefit related to this expense was $2,000, $29,000 and $359,000. There was no unrecognized compensation cost related to stock options as of December 31, 2012.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3,000, $0 and $5,000, respectively, and the tax benefit received related to these exercises was $1,000, $0 and $2,000. Total cash received from options exercised during the years ended December 31, 2012, 2011 and 2010 was $81,000, $0 and $58,000. Upon exercise of stock options, the shares are issued from the Company's authorized stock balance.

Note 17. Stock-based Compensation Plans (continued)

Changes in shares granted for stock options for the year ended December 31, 2012 are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,446,860	$19.52
Exercised	(5,250)	15.37
Forfeited or expired	(650,170)	22.68
Outstanding at December 31, 2012	791,440	16.95
Exercisable at December 31, 2012	791,440	16.95

The average remaining life on stock options outstanding and exercisable at December 31, 2012 is 0.5 years. The aggregate intrinsic value of the outstanding and exercisable shares at December 31, 2012 was not significant.

Restricted Stock Awards
Beginning in 2012, the Company awarded restricted stock to certain executive officers and directors under the 2005 Stock Incentive Plan. Common stock issued under restricted stock awards may be issued under the terms of a vesting schedule or with an immediate vest and may not be sold or otherwise transferred until restrictions have lapsed. The recipient does not have voting rights until the restricted stock award has vested. Dividends paid on the restricted shares during the restriction period are paid immediately in cash. The fair value of the restricted stock awarded is the closing price of the Company's common stock on the award date.

During 2012, the Company awarded 16,899 shares of restricted stock to certain executive officers and directors. The restricted shares were service based and vested immediately.

Compensation expense and the associated tax benefit related to restricted stock awards for the year ended December 31, 2012 was $243,000 and $96,000, respectively. There was no unrecognized compensation cost related to restricted stock awards as of December 31, 2012.

The fair value of restricted stock awards that vested during the year ended December 31, 2012 was $243,000 and the tax benefit recognized related to these awards was $96,000. Upon vesting of restricted stock awards, the shares are issued from the Company's authorized stock balance.

The following table summarizes the restricted stock award activity for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	16,899	14.36
Vested	(16,899)	14.36
Non-vested at December 31, 2012	—	—

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Statements of Financial Condition

(Dollars in thousands)	December 31, 2012	December 31, 2011
Assets
Cash on hand and in banks	$2,540	383
Interest bearing cash deposits	9,887	30,955
Cash and cash equivalents	12,427	31,338
Investment securities, available-for-sale	29,457	10,737
Other assets	23,221	19,041
Investment in subsidiaries	972,218	929,518
Total assets	$1,037,323	990,634
Liabilities and Stockholders’ Equity
Dividends payable	$—	9,349
Subordinated debentures	125,418	125,275
Other liabilities	10,956	5,783
Total liabilities	136,374	140,407
Common stock	719	719
Paid-in capital	641,737	642,882
Retained earnings	210,531	173,139
Accumulated other comprehensive income	47,962	33,487
Total stockholders’ equity	900,949	850,227
Total liabilities and stockholders’ equity	$1,037,323	990,634

Statements of Operations

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Income
Dividends from subsidiaries	$78,209	43,450	31,350
Other income	566	864	3,730
Intercompany charges for services	16,041	14,438	13,977
Total income	94,816	58,752	49,057
Expenses
Compensation, employee benefits and related expense	12,392	9,185	8,287
Other operating expenses	10,267	11,827	12,990
Total expenses	22,659	21,012	21,277
Income before income tax benefit and equity in undistributed net income of subsidiaries	72,157	37,740	27,780
Income tax benefit	2,319	2,176	1,374
Income before equity in undistributed net income of subsidiaries	74,476	39,916	29,154
Equity in undistributed net income (loss) of subsidiaries	1,040	(22,825)	13,558
Net Income	$75,516	17,091	42,712

Note 18. Parent Holding Company Information (Condensed) (continued)

Statements of Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net Income	$75,516	17,091	42,712
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	31,617	63,190	6,263
Reclassification adjustment for gains included in net income	—	(346)	(4,822)
Net unrealized gains on securities	31,617	62,844	1,441
Tax effect	(12,300)	(24,444)	(565)
Net of tax amount	19,317	38,400	876
Unrealized losses on derivatives used for cash flow hedges	(7,926)	(8,906)	—
Tax effect	3,084	3,465	—
Net of tax amount	(4,842)	(5,441)	—
Total other comprehensive income, net of tax	14,475	32,959	876
Total Comprehensive Income	$89,991	50,050	43,588

Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Operating Activities
Net income	$75,516	17,091	42,712
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income (in excess of) less than dividends distributed	(1,040)	22,825	(13,558)
Gain on sale of investments	—	—	(3,013)
Excess tax deficiencies from stock options exercised	8	—	4
Net (decrease) increase in other assets and other liabilities	3,684	1,215	(708)
Net cash provided by operating activities	78,168	41,131	25,437
Investing Activities
Proceeds from sales, maturities and prepayments of securities available-for-sale	787	1,376	3,671
Purchases of investment securities available-for-sale	(19,183)	—	(13,126)
Equity contribution to subsidiaries	(28,500)	(1,110)	(105,841)
Net addition of premises and equipment	(2,927)	(1,920)	(2,754)
Net cash used in investing activities	(49,823)	(1,654)	(118,050)
Financing Activities
Net increase (decrease) in other borrowed funds	143	143	(4,857)
Cash dividends paid	(47,472)	(37,395)	(37,396)
Excess tax deficiencies from stock options exercised	(8)	—	(4)
Proceeds from exercise of stock options and other stock issued	81	—	145,654
Net cash (used in) provided by financing activities	(47,256)	(37,252)	103,397
Net (decrease) increase in cash and cash equivalents	(18,911)	2,225	10,784
Cash and cash equivalents at beginning of year	31,338	29,113	18,329
Cash and cash equivalents at end of year	$12,427	31,338	29,113

Note 19. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2012
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$67,884	64,192	62,015	59,666
Interest expense	9,598	9,044	8,907	8,165
Net interest income	58,286	55,148	53,108	51,501
Provision for loan losses	8,625	7,925	2,700	2,275
Net interest income after provision for loan losses	49,661	47,223	50,408	49,226
Non-interest income	20,338	21,791	23,974	25,393
Non-interest expense	49,045	46,190	50,178	48,008
Income before income taxes	20,954	22,824	24,204	26,611
Federal and state income tax expense	4,621	3,843	4,760	5,853
Net income	16,333	18,981	19,444	20,758
Basic earnings per share	0.23	0.26	0.27	0.29
Diluted earnings per share	0.23	0.26	0.27	0.29

	Quarters ended 2011
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$68,373	71,562	71,433	68,741
Interest expense	11,669	11,331	11,297	10,197
Net interest income	56,704	60,231	60,136	58,544
Provision for loan losses	19,500	19,150	17,175	8,675
Net interest income after provision for loan losses	37,204	41,081	42,961	49,869
Non-interest income	17,395	17,851	20,936	22,017
Non-interest expense	42,476	46,220	88,298	55,130
Income (loss) before income taxes	12,123	12,712	(24,401)	16,756
Federal and state income tax expense (benefit)	1,838	826	(5,353)	2,408
Net income (loss)	10,285	11,886	(19,048)	14,348
Basic earnings (loss) per share	0.14	0.17	(0.27)	0.20
Diluted earnings (loss) per share	0.14	0.17	(0.27)	0.20

Note 20. Fair Value of Assets and Liabilities

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

20. Fair Value of Assets and Liabilities (continued)

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2012.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$202	—	202	—
U.S. government sponsored enterprises	17,480	—	17,480	—
State and local governments	1,214,518	—	1,214,518	—
Corporate bonds	288,795	—	288,795	—
Collateralized debt obligations	1,708	—	1,708	—
Residential mortgage-backed securities	2,160,302	—	2,160,302	—
Total assets measured at fair value on a recurring basis	$3,683,005	—	3,683,005	—
Interest rate swaps	$16,832	—	16,832	—
Total liabilities measured at fair value on a recurring basis	$16,832	—	16,832	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$208	—	208	—
U.S. government sponsored enterprises	31,155	—	31,155	—
State and local governments	1,064,655	—	1,064,655	—
Corporate bonds	62,237	—	62,237	—
Collateralized debt obligations	5,366	—	5,366	—
Residential mortgage-backed securities	1,963,122	—	1,963,122	—
Total assets measured at fair value on a recurring basis	$3,126,743	—	3,126,743	—
Interest rate swaps	$8,906	—	8,906	—
Total liabilities measured at fair value on a recurring basis	$8,906	—	8,906	—

Note 20. Fair Value of Assets and Liabilities (continued)

Recurring Measurements Using Significant Unobservable Inputs (Level 3)
There were no Level 3 fair value measurements of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2012.

The following schedule reconciles the opening and closing balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Investment Securities
(Dollars in thousands)	Total	Collateralized Debt Obligations	Residential Mortgage-backed Securities
Balance at December 31, 2010	$6,751	6,595	156
Total unrealized gains (losses) for the period included in other comprehensive income	4,167	4,301	(134)
Amortization, accretion and principal payments	(5,530)	(5,530)	—
Transfers out of Level 3	(5,388)	(5,366)	(22)
Balance at December 31, 2011	$—	—	—

Transfers between Fair Value Hierarchy Levels
Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the year ended December 31, 2012.

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2012.

Other real estate owned: OREO is carried at the lower of fair value at acquisition date or estimated fair value, less estimated cost to sell. Estimated fair value of OREO is based on appraisals or evaluations (new or updated). OREO is classified within Level 3 of the fair value hierarchy.

Collateral-dependent impaired loans, net of ALLL: loans included in the Company’s loan portfolio for which it is probable that the Company will not collect all principal and interest due according to contractual terms are considered impaired. Estimated fair value of collateral-dependent impaired loans is based on the fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company’s credit departments review appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The key inputs used to determine the fair value of the collateral-dependent loans and OREO include selling costs, discounted cash flow rate or capitalization rate, and adjustment to comparables. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. The Company also considers other factors and events in the environment that may affect the fair value. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to the impaired loan or OREO may occur. The Company generally obtains appraisals or evaluations (new or updated) annually.

Note 20. Fair Value of Assets and Liabilities (continued)

Goodwill: Prior to April 30, 2012, goodwill was evaluated for impairment at each of the eleven bank subsidiaries at least annually. On April 30, 2012, the Company combined its eleven bank subsidiaries into a single commercial bank operating segment resulting in eleven bank division reporting units which are now aggregated for assessment of goodwill impairment. The key inputs used to determine the implied fair value during the first step of the 2012 goodwill impairment analysis included deal prices of comparable transactions and applied premiums and discounts that took into account the aggregated reporting units' earnings and credit metrics. The key inputs used to determine the implied fair value during the 2011 two-step goodwill impairment analysis and the corresponding amount of the impairment charge included quoted market prices of other banks, discounted cash flows and inputs from comparable transactions. These inputs are classified within Level 3 of the fair value hierarchy. The goodwill impairment evaluation is the responsibility of the Company’s corporate accounting department. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. For additional information regarding goodwill and reporting unit(s), see Note 6.

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$13,983	—	—	13,983
Collateral-dependent impaired loans, net of ALLL	22,966	—	—	22,966
Total assets measured at fair value on a non-recurring basis	$36,949	—	—	36,949

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$38,076	—	—	38,076
Collateral-dependent impaired loans, net of ALLL	55,339	—	—	55,339
Goodwill	24,718	—	—	24,718
Total assets measured at fair value on a non-recurring basis	$118,133	—	—	118,133

Note 20. Fair Value of Assets and Liabilities (continued)

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$93	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	11,787	Sales comparison approach	Selling costs	7.0% - 14.0% (7.9%)
			Adjustment to comparables	0.0% - 37.0% (11.7%)
	2,103	Combined approach	Selling costs	5.0% - 8.0% (6.6%)
			Discount rate	25.0% - 25.0% (25.0%)
			Adjustment to comparables	0.0% - 30.0% (7.7%)
$13,983
Collateral-dependent impaired loans, net of ALLL	$84	Cost approach	Selling costs	8.0% - 8.0% (8.0%)
	5,509	Income approach	Selling costs	8.0% - 10.0% (8.2%)
			Discount rate	0.0% - 8.3% (6.3%)
	12,878	Sales comparison approach	Selling costs	0.0% - 16.0% (8.6%)
			Adjustment to comparables	0.0% - 12.0% (1.6%)
	4,495	Combined approach	Selling costs	8.0% - 10.0% (8.4%)
			Discount rate	8.0% - 8.0% (8.0%)
			Adjustment to comparables	0.0% - 36.0% (17.6%)
$22,966
__________
1 The range for selling costs and adjustments to comparables indicate reductions to the fair value.

Fair Value of Financial Instruments
The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Cash and cash equivalents: fair value is estimated at book value.

Loans held for sale: fair value is estimated at book value.

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

Note 20. Fair Value of Assets and Liabilities (continued)

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by the Company’s local competitors. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates and transactions are executed at book value daily. Therefore, such deposits are classified in Level 1 of the valuation hierarchy. Certificate accounts and wholesale deposits are classified as Level 2 within the hierarchy.

FHLB advances: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$187,040	187,040	—	—
Investment securities, available-for-sale	3,683,005	—	3,683,005	—
Loans held for sale	145,501	145,501	—	—
Loans receivable, net of ALLL	3,266,571	—	3,184,987	186,201
Accrued interest receivable	37,770	37,770	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,368,699	370,311	6,916,804	186,201
Financial liabilities
Deposits	$5,364,461	3,585,126	1,789,134	—
FHLB advances	997,013	—	1,027,101	—
Repurchase agreements and other borrowed funds	299,540	—	299,540	—
Subordinated debentures	125,418	—	70,895	—
Accrued interest payable	4,675	4,675	—	—
Interest rate swaps	16,832	—	16,832	—
Total financial liabilities	$6,807,939	3,589,801	3,203,502	—

Note 20. Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$128,032	128,032	—	—
Investment securities, available-for-sale	3,126,743	—	3,126,743	—
Loans held for sale	95,457	95,457	—	—
Loans receivable, net of ALLL	3,328,619	—	3,146,502	239,831
Accrued interest receivable	34,961	34,961	—	—
Non-marketable equity securities	49,694	—	49,694	—
Total financial assets	$6,763,506	258,450	6,322,939	239,831
Financial liabilities
Deposits	$4,821,213	3,132,261	1,698,382	—
FHLB advances	1,069,046	—	1,099,699	—
Repurchase agreements and other borrowed funds	268,638	—	268,642	—
Subordinated debentures	125,275	—	65,903	—
Accrued interest payable	5,825	5,825	—	—
Interest rate swaps	8,906	—	8,906	—
Total financial liabilities	$6,298,903	3,138,086	3,141,532	—

Note 21. Contingencies and Commitments

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Commitments to extend credit	$802,595	728,199
Letters of credit	12,600	20,463
Total outstanding commitments	$815,195	748,662

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Subsequent Event

On February 25, 2013, the Company announced the signing of a definitive agreement to acquire First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from three banking offices in Wheatland, Torrington and Guernsey, Wyoming. As of December 31, 2012, First State Bank had total assets of $281,000,000, gross loans of $179,000,000 and total deposits of $249,000,000. Upon closing of the transaction, which is anticipated to take place in the second quarter of 2013, First State Bank will be merged into the Bank and operate as a separate bank division doing business under its existing name.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting. Although the Company combined its eleven bank subsidiaries into a single commercial bank operating segment during the second quarter 2012, the Company has determined that there were no related changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2012, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2013 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(a)	Amended and Restated Articles of Incorporation [1]
3(b)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated 1994 Director Stock Option Plan and related agreements [2]
10(b) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [3]
10(c) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [3]
10(d) *	2005 Stock Incentive Plan and related agreements [4]
10(e) *	Employment Agreement dated January 1, 2013 between the Company and Michael J. Blodnick [5]
10(f) *	Employment Agreement dated January 1, 2013 between the Company and Ron J. Copher [5]
10(g) *	Employment Agreement dated January 1, 2013 between the Company and Don Chery [5]
10(h) *	Nonemployee Service Provider Deferred Compensation Plan [6]
14	Code of Ethics [7]
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition, 2) the Consolidated Statements of Operations, 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, 4) the Consolidated Statements of Cash Flows, and 5) the Notes to Consolidated Financial Statements.

__________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (No. 333-105995).

[3]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[5]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on December 20, 2012.
6    Incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed by the Company on October 31, 2012.

[7]	Incorporated by reference to Exhibit 14, included in the Company’s Form 10-K for the year ended December 31, 2003.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2013, by the following persons on behalf of the registrant in the capacities indicated.

/s/ Michael J. Blodnick	President, CEO, and Director
Michael J. Blodnick	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Everit A. Sliter	Chairman
Everit A. Sliter

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Allen J. Fetscher	Director
Allen J. Fetscher

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Dallas I. Herron	Director
Dallas I. Herron

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ L. Peter Larson	Director
L. Peter Larson

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch