Form 10-Q
period 2013-03-31
GLACIER BANCORP INC
filed 2013-05-09
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
The number of shares of Registrant’s common stock outstanding on April 19, 2013 was 72,025,000. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Cash on hand and in banks	$88,132	123,270
Interest bearing cash deposits	40,925	63,770
Cash and cash equivalents	129,057	187,040
Investment securities, available-for-sale	3,658,037	3,683,005
Loans held for sale	88,035	145,501
Loans receivable	3,403,845	3,397,425
Allowance for loan and lease losses	(130,835)	(130,854)
Loans receivable, net	3,273,010	3,266,571
Premises and equipment, net	159,224	158,989
Other real estate owned	43,975	45,115
Accrued interest receivable	39,024	37,770
Deferred tax asset	17,449	20,394
Core deposit intangible, net	5,688	6,174
Goodwill	106,100	106,100
Non-marketable equity securities	48,812	48,812
Other assets	40,826	41,969
Total assets	$7,609,237	7,747,440
Liabilities
Non-interest bearing deposits	$1,180,738	1,191,933
Interest bearing deposits	4,192,477	4,172,528
Securities sold under agreements to repurchase	312,505	289,508
Federal Home Loan Bank advances	802,004	997,013
Other borrowed funds	10,276	10,032
Subordinated debentures	125,454	125,418
Accrued interest payable	4,095	4,675
Other liabilities	67,408	55,384
Total liabilities	6,694,957	6,846,491
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	720	719
Paid-in capital	642,285	641,737
Retained earnings - substantially restricted	221,200	210,531
Accumulated other comprehensive income	50,075	47,962
Total stockholders’ equity	914,280	900,949
Total liabilities and stockholders’ equity	$7,609,237	7,747,440
Number of common stock shares issued and outstanding	72,018,617	71,937,222

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2013	March 31, 2012
Interest Income
Residential real estate loans	$7,260	7,784
Commercial loans	28,632	31,041
Consumer and other loans	7,864	9,170
Investment securities	14,199	19,889
Total interest income	57,955	67,884
Interest Expense
Deposits	3,712	4,954
Securities sold under agreements to repurchase	227	299
Federal Home Loan Bank advances	2,651	3,381
Federal funds purchased and other borrowed funds	52	62
Subordinated debentures	816	902
Total interest expense	7,458	9,598
Net Interest Income	50,497	58,286
Provision for loan losses	2,100	8,625
Net interest income after provision for loan losses	48,397	49,661
Non-Interest Income
Service charges and other fees	10,586	10,492
Miscellaneous loan fees and charges	1,089	946
Gain on sale of loans	9,089	6,813
Loss on sale of investments	(137)	—
Other income	2,323	2,087
Total non-interest income	22,950	20,338
Non-Interest Expense
Compensation and employee benefits	24,577	23,560
Occupancy and equipment	5,825	5,968
Advertising and promotions	1,548	1,402
Outsourced data processing	825	846
Other real estate owned	884	6,822
Federal Deposit Insurance Corporation premiums	1,304	1,712
Core deposit intangibles amortization	486	552
Other expense	7,985	8,183
Total non-interest expense	43,434	49,045
Income Before Income Taxes	27,913	20,954
Federal and state income tax expense	7,145	4,621
Net Income	$20,768	16,333
Basic earnings per share	$0.29	0.23
Diluted earnings per share	$0.29	0.23
Dividends declared per share	$0.14	0.13
Average outstanding shares - basic	71,965,665	71,915,073
Average outstanding shares - diluted	72,013,177	71,915,130
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Net Income	$20,768	16,333
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	571	10,018
Reclassification adjustment for losses included in net income	137	—
Net unrealized gains on securities	708	10,018
Tax effect	(275)	(3,897)
Net of tax amount	433	6,121
Unrealized gains on derivatives used for cash flow hedges	2,752	3,112
Tax effect	(1,072)	(1,211)
Net of tax amount	1,680	1,901
Total other comprehensive income, net of tax	2,113	8,022
Total Comprehensive Income	$22,881	24,355

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months ended March 31, 2013 and 2012

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	16,333	8,022	24,355
Cash dividends declared ($0.13 per share)	—	—	—	(9,350)	—	(9,350)
Stock-based compensation and related taxes	—	—	(1,235)	—	—	(1,235)
Balance at March 31, 2012	71,915,073	$719	641,647	180,122	41,509	863,997
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income	—	—	—	20,768	2,113	22,881
Cash dividends declared ($0.14 per share)	—	—	—	(10,099)	—	(10,099)
Stock issuances under stock incentive plans	81,395	1	1,265	—	—	1,266
Stock-based compensation and related taxes	—	—	(717)	—	—	(717)
Balance at March 31, 2013	72,018,617	$720	642,285	221,200	50,075	914,280

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Operating Activities
Net income	$20,768	16,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	8,625
Net amortization of investment securities premiums and discounts	21,411	13,321
Federal Home Loan Bank stock dividends	—	(5)
Mortgage loans held for sale originated or acquired	(263,004)	(232,287)
Proceeds from sales of mortgage loans held for sale	348,970	277,146
Gain on sale of loans	(9,089)	(6,813)
Loss on sale of investments	137	—
Stock-based compensation expense, net of tax benefits	347	1
Excess tax deficiencies from stock-based compensation	97	—
Depreciation of premises and equipment	2,338	2,473
(Gain) loss on sale of other real estate owned and writedown	(202)	5,481
Amortization of core deposit intangibles	486	552
Net increase in accrued interest receivable	(1,254)	(527)
Net decrease in other assets	8,100	4,696
Net decrease in accrued interest payable	(580)	(507)
Net (decrease) increase in other liabilities	(1,565)	6,980
Net cash provided by operating activities	129,060	95,469
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	577,301	398,640
Purchases of investment securities, available-for-sale	(573,174)	(514,219)
Principal collected on loans	255,672	210,355
Loans originated or acquired	(289,693)	(217,549)
Net addition of premises and equipment and other real estate owned	(2,654)	(2,245)
Proceeds from sale of other real estate owned	7,493	8,981
Net cash used in investment activities	(25,055)	(116,037)
Financing Activities
Net increase in deposits	8,754	106,605
Net increase in securities sold under agreements to repurchase	22,997	647
Net decrease in Federal Home Loan Bank advances	(195,009)	(74,008)
Net increase in federal funds purchased and other borrowed funds	280	399
Cash dividends paid	—	(9,350)
Excess tax deficiencies from stock-based compensation	(97)	—
Proceeds from stock options exercised	1,087	—
Net cash (used in) provided by financing activities	(161,988)	24,293
Net (decrease) increase in cash and cash equivalents	(57,983)	3,725
Cash and cash equivalents at beginning of period	187,040	128,032
Cash and cash equivalents at end of period	$129,057	131,757

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,038	10,105
Cash paid during the period for income taxes	100	1,230
Sale and refinancing of other real estate owned	611	512
Transfer of loans to other real estate owned	6,683	10,959

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through eleven divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2013, the results of operations and comprehensive income for the three month periods ended March 31, 2013 and 2012, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2013 and 2012. The condensed consolidated statement of financial condition of the Company as of December 31, 2012 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results anticipated for the year ending December 31, 2013.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company's consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans. For the determination of the ALLL and other real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investments are obtained from independent third parties.

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of eleven bank divisions, each of which operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

Recent and Pending Acquisitions
On February 25, 2013, the Company announced the signing of a definitive agreement to acquire First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from banking offices in Wheatland, Torrington and Guernsey, Wyoming. Upon closing of the transaction, which is anticipated to take place in the second quarter of 2013, First State Bank will be merged into the Bank and operate as a separate bank division doing business under its existing name.

On March 27, 2013, the Company announced the signing of a definitive agreement to acquire North Cascades National Bank, a community bank based in Chelan, Washington. North Cascades National Bank provides community banking services to individuals and businesses in central Washington, with banking offices located in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanagan, Grand Coulee and Waterville, Washington. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2013, North Cascades National Bank will be merged into the Bank and operate as a separate bank division doing business under its existing name.

Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are variable interest entities (“VIE”).

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,840	—	35,480	—
Premises and equipment, net	—	15,941	—	16,066
Accrued interest receivable	117	—	117	—
Other assets	1,048	172	1,114	143
Total assets	$37,005	16,113	36,711	16,209
Liabilities
Other borrowed funds	$4,555	3,639	4,555	3,639
Accrued interest payable	4	6	4	6
Other liabilities	182	138	182	136
Total liabilities	$4,741	3,783	4,741	3,781

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Loans Receivable
Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is recognized using the interest method and includes discount accretion and premium amortization on acquired loans and net loan fees on originated loans which are amortized over the expected life of the loans using a method that approximates the level-yield interest method. The Company’s loan segments, which are based on the purpose of the loan, include residential real estate, commercial, and consumer loans. The Company’s loan classes, a further disaggregation of segments, include residential real estate loans (residential real estate segment), commercial real estate and other commercial loans (commercial segment), and home equity and other consumer loans (consumer segment).

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

The Company considers impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., TDR). Interest income on accruing impaired loans is recognized using the interest method. The Company measures impairment on a loan-by-loan basis in the same manner for each class within the loan portfolio. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due.

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

The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on the Company's judgment and experience.

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

In June 2011, FASB amended FASB ASC Topic 220, Comprehensive Income. The amendment provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Accounting Standards Update ("ASU") No. 2011-12, Comprehensive Income (Topic 220) deferred the specific requirement of the amendment to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amendments were effective retrospectively during interim and annual periods beginning after December 15, 2011. ASU No. 2013-2, Comprehensive Income (Topic 220) reversed the deferment of ASU 2011-12 and will be effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company early adopted ASU No. 2013-2 as of December 31, 2012. The Company has evaluated the impact of the adoption of these amendments and determined there was not a material effect on the Company's financial position or results of operations.

Note 2. Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	March 31, 2013
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$200	—	—	200
U.S. government sponsored enterprises
Maturing after one year through five years	2.28%	14,809	348	—	15,157
Maturing after five years through ten years	2.03%	43	1	—	44
	2.28%	14,852	349	—	15,201
State and local governments
Maturing within one year	2.01%	4,278	23	—	4,301
Maturing after one year through five years	2.08%	151,885	4,502	(115)	156,272
Maturing after five years through ten years	3.04%	42,002	1,478	(121)	43,359
Maturing after ten years	4.61%	1,007,391	74,791	(2,802)	1,079,380
	4.23%	1,205,556	80,794	(3,038)	1,283,312
Corporate bonds
Maturing within one year	1.75%	21,882	114	—	21,996
Maturing after one year through five years	2.11%	389,200	4,868	(355)	393,713
Maturing after five years through ten years	2.28%	18,069	361	—	18,430
	2.10%	429,151	5,343	(355)	434,139
Collateralized debt obligations
Maturing after ten years	8.03%	1,829	—	—	1,829
Residential mortgage-backed securities	2.28%	1,910,413	14,273	(1,330)	1,923,356
Total investment securities	2.92%	$3,562,001	100,759	(4,723)	3,658,037

	December 31, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$201	1	—	202
U.S. government sponsored enterprises
Maturing after one year through five years	2.30%	17,064	371	—	17,435
Maturing after five years through ten years	2.03%	44	1	—	45
	2.29%	17,108	372	—	17,480
State and local governments
Maturing within one year	2.01%	4,288	28	(2)	4,314
Maturing after one year through five years	2.11%	149,497	4,142	(142)	153,497
Maturing after five years through ten years	2.95%	38,346	1,102	(99)	39,349
Maturing after ten years	4.70%	935,897	82,823	(1,362)	1,017,358
	4.29%	1,128,028	88,095	(1,605)	1,214,518
Corporate bonds
Maturing within one year	1.73%	18,412	51	—	18,463
Maturing after one year through five years	2.22%	250,027	4,018	(238)	253,807
Maturing after five years through ten years	2.23%	16,144	381	—	16,525
	2.19%	284,583	4,450	(238)	288,795
Collateralized debt obligations
Maturing after ten years	8.03%	1,708	—	—	1,708
Residential mortgage-backed securities	1.95%	2,156,049	8,860	(4,607)	2,160,302
Total investment securities	2.71%	$3,587,677	101,778	(6,450)	3,683,005

Included in the residential mortgage-backed securities are $43,200,000 and $46,733,000 as of March 31, 2013 and December 31, 2012, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

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

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Gross proceeds	$3,839	—
Less amortized cost	(3,976)	—
Net loss on sale of investments	$(137)	—
Gross gain on sale of investments	$—	—
Gross loss on sale of investments	(137)	—
Net loss on sale of investments	$(137)	—

Investments with an unrealized loss position are summarized as follows:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$160,569	(2,749)	10,183	(289)	170,752	(3,038)
Corporate bonds	63,886	(355)	—	—	63,886	(355)
Residential mortgage-backed securities	304,037	(1,118)	26,571	(212)	330,608	(1,330)
Total temporarily impaired securities	$528,492	(4,222)	36,754	(501)	565,246	(4,723)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$102,896	(1,531)	4,533	(74)	107,429	(1,605)
Corporate bonds	41,856	(238)	—	—	41,856	(238)
Residential mortgage-backed securities	955,235	(4,041)	62,905	(566)	1,018,140	(4,607)
Total temporarily impaired securities	$1,099,987	(5,810)	67,438	(640)	1,167,425	(6,450)

With respect to the Company's review of its securities in an unrealized loss position at March 31, 2013, management determined that it did not intend to sell and there was no expected requirement to sell any of its temporarily impaired securities. Based on an analysis of its impaired securities as of March 31, 2013 and December 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Note 3. Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	2,100	23	(952)	1,699	1,457	(127)
Charge-offs	(3,614)	(177)	(765)	(1,158)	(1,338)	(176)
Recoveries	1,495	83	654	373	55	330
Balance at end of period	$130,835	15,411	73,335	22,481	10,833	8,775

	Three Months ended March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	8,625	3,530	1,778	2,373	737	207
Charge-offs	(11,058)	(1,849)	(6,123)	(1,283)	(1,006)	(797)
Recoveries	1,503	95	665	521	17	205
Balance at end of period	$136,586	19,003	73,240	22,444	13,364	8,535

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,601	1,144	5,598	3,302	270	1,287
Collectively evaluated for impairment	119,234	14,267	67,737	19,179	10,563	7,488
Total allowance for loan and lease losses	$130,835	15,411	73,335	22,481	10,833	8,775
Loans receivable
Individually evaluated for impairment	$193,856	24,944	121,356	32,640	9,419	5,497
Collectively evaluated for impairment	3,209,989	488,840	1,554,786	598,850	378,444	189,069
Total loans receivable	$3,403,845	513,784	1,676,142	631,490	387,863	194,566

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$15,534	1,680	7,716	3,859	870	1,409
Collectively evaluated for impairment	115,320	13,802	66,682	17,708	9,789	7,339
Total allowance for loan and lease losses	$130,854	15,482	74,398	21,567	10,659	8,748
Loans receivable
Individually evaluated for impairment	$201,735	25,862	125,282	33,593	11,074	5,924
Collectively evaluated for impairment	3,195,690	490,605	1,530,226	589,804	392,851	192,204
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

Substantially all of the Company’s loan receivables are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $1,350,000 and $1,379,000 were included in the loans receivable balance at March 31, 2013 and December 31, 2012, respectively.

The following schedules disclose the impaired loans by portfolio class basis:

	At or for the Three Months ended March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$55,215	6,754	23,965	20,521	602	3,373
Unpaid principal balance	62,209	6,868	30,710	20,593	615	3,423
Specific valuation allowance	11,601	1,144	5,598	3,302	270	1,287
Average balance	58,987	7,044	26,780	20,863	978	3,322
Loans without a specific valuation allowance
Recorded balance	$138,641	18,190	97,391	12,119	8,817	2,124
Unpaid principal balance	159,062	19,275	113,126	14,415	10,082	2,164
Average balance	138,807	18,359	96,539	12,253	9,268	2,388
Totals
Recorded balance	$193,856	24,944	121,356	32,640	9,419	5,497
Unpaid principal balance	221,271	26,143	143,836	35,008	10,697	5,587
Specific valuation allowance	11,601	1,144	5,598	3,302	270	1,287
Average balance	197,794	25,403	123,319	33,116	10,246	5,710

	At or for the Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,759	7,334	29,595	21,205	1,354	3,271
Unpaid principal balance	70,261	7,459	36,887	21,278	1,362	3,275
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	76,656	12,797	36,164	22,665	1,390	3,640
Loans without a specific valuation allowance
Recorded balance	$138,976	18,528	95,687	12,388	9,720	2,653
Unpaid principal balance	149,412	19,613	102,798	14,318	9,965	2,718
Average balance	162,505	16,034	111,554	19,733	11,993	3,191
Totals
Recorded balance	$201,735	25,862	125,282	33,593	11,074	5,924
Unpaid principal balance	219,673	27,072	139,685	35,596	11,327	5,993
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	239,161	28,831	147,718	42,398	13,383	6,831

Interest income recognized on impaired loans for the periods ended March 31, 2013 and December 31, 2012 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,925	6,528	9,720	4,465	1,921	2,291
Accruing loans 60-89 days past due	7,353	148	5,286	949	506	464
Accruing loans 90 days or more past due	563	—	262	—	249	52
Non-accrual loans	90,856	13,023	53,173	11,964	10,276	2,420
Total past due and non-accrual loans	123,697	19,699	68,441	17,378	12,952	5,227
Current loans receivable	3,280,148	494,085	1,607,701	614,112	374,911	189,339
Total loans receivable	$3,403,845	513,784	1,676,142	631,490	387,863	194,566

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,454	3,897	7,424	2,020	2,872	1,241
Accruing loans 60-89 days past due	9,643	1,870	3,745	645	2,980	403
Accruing loans 90 days or more past due	1,479	451	594	197	188	49
Non-accrual loans	96,933	14,237	55,687	13,200	11,241	2,568
Total past due and non-accrual loans	125,509	20,455	67,450	16,062	17,281	4,261
Current loans receivable	3,271,916	496,012	1,588,058	607,335	386,644	193,867
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	24	7	9	7	—	1
Pre-modification recorded balance	$6,250	1,358	3,316	1,505	—	71
Post-modification recorded balance	$6,591	1,699	3,316	1,505	—	71
Troubled debt restructurings that subsequently defaulted
Number of loans	5	—	3	1	—	1
Recorded balance	$1,109	—	1,052	12	—	45

	Three Months ended March 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	56	3	25	19	6	3
Pre-modification recorded balance	$16,526	359	11,110	4,123	785	149
Post-modification recorded balance	$15,819	359	10,393	4,133	785	149
Troubled debt restructurings that subsequently defaulted
Number of loans	15	—	7	4	2	2
Recorded balance	$4,484	—	3,037	790	599	58

For the three months ended March 31, 2013 and 2012, the majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 43 percent and 28 percent, respectively, of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 29 percent and 20 percent, respectively, was a result of an extension of the maturity date and 30 percent and 3 percent, respectively, was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $7,186,000 and $15,550,000 for the three months ended March 31, 2013 and 2012, respectively, for which other real estate owned ("OREO") was received in full or partial satisfaction of the loans. The majority of such TDRs for both periods was in commercial real estate.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2012 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company's goodwill was not considered impaired. Given there were no events or circumstances that occurred since the third quarter 2012 that would more-likely-than-not reduce the fair value of the aggregated reporting units below the carrying value, the Company did not perform interim testing at March 31, 2013. However, further adverse changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

There were no changes in the carrying value of goodwill during the three months ended March 31, 2013 and 2012. The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Gross carrying value	$146,259	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$106,100	106,100

Note 5. Derivatives and Hedging Activities

As of March 31, 2013, the Company’s interest rate derivative financial instruments were designated as cash flow hedges and are summarized as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Term [2]
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov 30, 2015 - Nov. 30, 2022
__________
1 The Company pays the fixed interest rate and the counterparties pay the Company the variable interest rate.
2 No cash will be exchanged prior to the term.

The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

The following table summarizes the fair value of the Company’s interest rate derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swap	Other liabilities	$14,080	16,832

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $14,043,000 at March 31, 2013. There was $0 collateral pledged from the counterparties to the Company as of March 31, 2013. There is the possibility that the Company may need to pledge additional collateral in the future if there were further declines in the fair value.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$96,036	95,328
Tax effect	(37,358)	(37,083)
Net of tax amount	58,678	58,245
Unrealized losses on derivatives used for cash flow hedges	(14,080)	(16,832)
Tax effect	5,477	6,549
Net of tax amount	(8,603)	(10,283)
Total accumulated other comprehensive income	$50,075	47,962

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2013	March 31, 2012
Net income available to common stockholders, basic and diluted	$20,768	16,333
Average outstanding shares - basic	71,965,665	71,915,073
Add: dilutive stock options and awards	47,512	57
Average outstanding shares - diluted	72,013,177	71,915,130
Basic earnings per share	$0.29	0.23
Diluted earnings per share	$0.29	0.23

There were 152,559 and 1,048,184 options excluded from the diluted average outstanding share calculation for the three months ended March 31, 2013 and 2012, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

Note 8. Fair Value of Assets and Liabilities

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2013 and 2012.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2013.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$200	—	200	—
U.S. government sponsored enterprises	15,201	—	15,201	—
State and local governments	1,283,312	—	1,283,312	—
Corporate bonds	434,139	—	434,139	—
Collateralized debt obligations	1,829	—	1,829	—
Residential mortgage-backed securities	1,923,356	—	1,923,356	—
Total assets measured at fair value on a recurring basis	$3,658,037	—	3,658,037	—
Interest rate swaps	$14,080	—	14,080	—
Total liabilities measured at fair value on a recurring basis	$14,080	—	14,080	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$202	—	202	—
U.S. government sponsored enterprises	17,480	—	17,480	—
State and local governments	1,214,518	—	1,214,518	—
Corporate bonds	288,795	—	288,795	—
Collateralized debt obligations	1,708	—	1,708	—
Residential mortgage-backed securities	2,160,302	—	2,160,302	—
Total assets measured at fair value on a recurring basis	$3,683,005	—	3,683,005	—
Interest rate swaps	$16,832	—	16,832	—
Total liabilities measured at fair value on a recurring basis	$16,832	—	16,832	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2013.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,156	—	—	1,156
Collateral-dependent impaired loans, net of ALLL	18,239	—	—	18,239
Total assets measured at fair value on a non-recurring basis	$19,395	—	—	19,395

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$13,983	—	—	13,983
Collateral-dependent impaired loans, net of ALLL	22,966	—	—	22,966
Total assets measured at fair value on a non-recurring basis	$36,949	—	—	36,949

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$1,156	Sales comparison approach	Selling costs	6.5% - 10.0% (8.9%)
			Adjustment to comparables	0.0% - 34.2% (4.9%)
Collateral-dependent impaired loans, net of ALLL	$661	Cost approach	Selling costs	0.0% - 10.0% (6.3%)
	13,320	Sales comparison approach	Selling costs	0.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.3%)
	4,258	Combined approach	Selling costs	8.0% - 10.0% (8.6%)
			Adjustment to comparables	0.0% - 36.0% (21.2%)
$18,239
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

Federal Home Loan Bank ("FHLB") advances: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company through discussions with FHLB.

Securities sold under agreements to repurchase ("repurchase agreements") and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$129,057	129,057	—	—
Investment securities, available-for-sale	3,658,037	—	3,658,037	—
Loans held for sale	88,035	88,035	—	—
Loans receivable, net of ALLL	3,273,010	—	3,162,765	182,255
Accrued interest receivable	39,024	39,024	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,235,975	256,116	6,869,614	182,255
Financial liabilities
Deposits	$5,373,215	3,643,743	1,736,639	—
FHLB advances	802,004	—	829,926	—
Repurchase agreements and other borrowed funds	322,781	—	322,781	—
Subordinated debentures	125,454	—	70,373	—
Accrued interest payable	4,095	4,095	—	—
Interest rate swaps	14,080	—	14,080	—
Total financial liabilities	$6,641,629	3,647,838	2,973,799	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$187,040	187,040	—	—
Investment securities, available-for-sale	3,683,005	—	3,683,005	—
Loans held for sale	145,501	145,501	—	—
Loans receivable, net of ALLL	3,266,571	—	3,184,987	186,201
Accrued interest receivable	37,770	37,770	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,368,699	370,311	6,916,804	186,201
Financial liabilities
Deposits	$5,364,461	3,585,126	1,789,134	—
FHLB advances	997,013	—	1,027,101	—
Repurchase agreements and other borrowed funds	299,540	—	299,540	—
Subordinated debentures	125,418	—	70,895	—
Accrued interest payable	4,675	4,675	—	—
Interest rate swaps	16,832	—	16,832	—
Total financial liabilities	$6,807,939	3,589,801	3,203,502	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

•
the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio, including as a result of a slow recovery in the housing and real estate markets in its geographic areas;

•	increased loan delinquency rates;

•
the risks presented by a slow economic recovery, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE
THREE MONTHS ENDED DECEMBER 31, 2012 AND MARCH 31, 2012

Recent and Pending Acquisitions
During the first quarter of 2013, the Company announced the signing of a definitive agreement to acquire First State Bank, a community bank based in Wheatland, Wyoming. As of December 31, 2012, First State Bank had total assets of $281 million, gross loans of $179 million and total deposits of $249 million. The transaction is expected to be completed in the second quarter of 2013.

The Company also announced the signing of a definitive agreement to acquire North Cascades National Bank, a community bank based in Chelan, Washington. As of December 31, 2012, North Cascades National Bank had total assets of $347 million, gross loans of $219 million and total deposits of $300 million. The transaction is expected to be completed in the third quarter of 2013.

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2012 and March 31, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Cash and cash equivalents	$129,057	187,040	131,757	(57,983)	(2,700)
Investment securities, available-for-sale	3,658,037	3,683,005	3,239,019	(24,968)	419,018
Loans receivable
Residential real estate	513,784	516,467	515,405	(2,683)	(1,621)
Commercial	2,307,632	2,278,905	2,283,488	28,727	24,144
Consumer and other	582,429	602,053	634,318	(19,624)	(51,889)
Loans receivable	3,403,845	3,397,425	3,433,211	6,420	(29,366)
Allowance for loan and lease losses	(130,835)	(130,854)	(136,586)	19	5,751
Loans receivable, net	3,273,010	3,266,571	3,296,625	6,439	(23,615)
Other assets	549,133	610,824	574,444	(61,691)	(25,311)
Total assets	$7,609,237	7,747,440	7,241,845	(138,203)	367,392

Investment securities decreased $25.0 million, or 1 percent, during the current quarter and increased $419 million, or 13 percent, from March 31, 2012. The Company continued to purchase investment securities during the current quarter to offset the slow loan growth, however, the Company purchased investment securities (net of principal paydowns) at a slower pace than in the past several quarters. Additionally, the Company has moderately shifted the mix of investment securities through purchase activity in an effort to lessen the impact of the elevated premium amortization on collateralized mortgage obligation ("CMO") securities. The investment securities purchased during the current quarter included U.S. Agency mortgage-backed securities, U.S. Agency CMOs, corporate and municipal bonds. Investment securities represent 48 percent of total assets at March 31, 2013 and December 31, 2012 versus 45 percent at March 31, 2012.

The loan portfolio increased during the current quarter by $6.4 million, or 76 basis points annualized, to a total of $3.404 billion at March  31, 2013. Excluding charge-offs of $3.6 million and loans of $6.7 million transferred to other real estate owned ("OREO"), loans increased $16.7 million from the prior quarter. The loan portfolio decreased $29.4 million, or 86 basis points, from the prior year first quarter. The largest increase was in commercial loans, which increased $28.7 million, or 1.3 percent, over the prior quarter and increased $24.1 million, or 1.1 percent, from the prior year first quarter. The largest decrease was in consumer and other loans which decreased $19.6 million, or 3 percent, from the prior quarter and decreased $51.9 million, or 8 percent, over the prior year first quarter. The decreases in consumer and other loans was primarily attributable to customers paying off home equity lines of credit. Other assets decreased $61.7 million during the current quarter, of which $57.5 million was from the decrease in loans held for sale resulting from a decline in the levels of refinanced residential loans at quarter end.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2012 and March 31, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Non-interest bearing deposits	$1,180,738	1,191,933	1,039,068	(11,195)	141,670
Interest bearing deposits	4,192,477	4,172,528	3,888,750	19,949	303,727
Repurchase agreements	312,505	289,508	259,290	22,997	53,215
Federal Home Loan Bank advances	802,004	997,013	995,038	(195,009)	(193,034)
Other borrowed funds	10,276	10,032	10,358	244	(82)
Subordinated debentures	125,454	125,418	125,311	36	143
Other liabilities	71,503	60,059	60,033	11,444	11,470
Total liabilities	$6,694,957	6,846,491	6,377,848	(151,534)	317,109

The Company's deposits continued to increase and allowed the Company to fund the investment portfolio at lower funding costs. At March 31, 2013, non-interest bearing deposits of $1.181 billion decreased $11.2 million, or 1 percent, since December 31, 2012 and increased $142 million, or 14 percent, since March 31, 2012. Interest bearing deposits of $4.192 billion at March 31, 2013 included $656 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposit and certificate accounts). Interest bearing deposits increased $19.9 million, or 48 basis points, since December 31, 2012 and included an increase of $26.6 million in wholesale deposits. Interest bearing deposits increased $304 million, or 8 percent, from March 31, 2012 and included an increase of $181 million in wholesale deposits. Federal Home Loan Bank ("FHLB") advances decreased $195 million from the prior quarter and decreased $193 million since the prior year first quarter as a result of the decrease in total assets and the decreased need for funding.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2012 and March 31, 2012:

				$ Change from	$ Change from
(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Common equity	$864,205	852,987	822,488	11,218	41,717
Accumulated other comprehensive income	50,075	47,962	41,509	2,113	8,566
Total stockholders’ equity	914,280	900,949	863,997	13,331	50,283
Goodwill and core deposit intangible, net	(111,788)	(112,274)	(113,832)	486	2,044
Tangible stockholders’ equity	$802,492	788,675	750,165	13,817	52,327
Stockholders’ equity to total assets	12.02%	11.63%	11.93%
Tangible stockholders’ equity to total tangible assets	10.70%	10.33%	10.52%
Book value per common share	$12.70	12.52	12.01	0.18	0.69
Tangible book value per common share	$11.14	10.96	10.43	0.18	0.71
Market price per share at end of period	$18.98	14.71	14.94	4.27	4.04

Tangible stockholders' equity and tangible book value per share increased $13.8 million and $0.18 per share from the prior quarter, resulting in tangible stockholders' equity to tangible assets of 10.70 percent and tangible book value per share of $11.14 as of March 31, 2013. The increases were from earnings retention and an increase in accumulated other comprehensive income.

On March 27, 2013, the Company's Board of Directors declared a cash dividend of $0.14 per share, payable April 18, 2013 to shareholders of record on April 9, 2013. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Results of Operations

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Net income	$20,768	20,758	16,333
Diluted earnings per share	$0.29	0.29	0.23
Return on average assets (annualized)	1.11%	1.06%	0.91%
Return on average equity (annualized)	9.20%	9.17%	7.58%

The Company reported net income for the current quarter of $20.8 million, an increase of $4.4 million, or 27 percent, from the $16.3 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.29 per share, an increase of $0.06, or 26 percent, from the prior year first quarter diluted earnings per share of $0.23.

Income Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from December 31, 2012 and March 31, 2012:

	Three Months ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Net interest income
Interest income	$57,955	59,666	67,884
Interest expense	7,458	8,165	9,598
Total net interest income	50,497	51,501	58,286
Non-interest income
Service charges, loan fees, and other fees	11,675	12,845	11,438
Gain on sale of loans	9,089	9,164	6,813
Loss on sale of investments	(137)	—	—
Other income	2,323	3,384	2,087
Total non-interest income	22,950	25,393	20,338
	$73,447	76,894	78,624
Net interest margin (tax-equivalent)	3.14%	3.05%	3.73%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Net interest income
Interest income	$(1,711)	$(9,929)	(3)%	(15)%
Interest expense	(707)	(2,140)	(9)%	(22)%
Total net interest income	(1,004)	(7,789)	(2)%	(13)%
Non-interest income
Service charges, loan fees, and other fees	(1,170)	237	(9)%	2%
Gain on sale of loans	(75)	2,276	(1)%	33%
Loss on sale of investments	(137)	(137)	n/m	n/m
Other income	(1,061)	236	(31)%	11%
Total non-interest income	(2,443)	2,612	(10)%	13%
	$(3,447)	$(5,177)	(4)%	(7)%

__________
n/m - not measurable

Net Interest Income
The current quarter net interest income of $50.5 million decreased $1.0 million, or 2 percent, over the prior quarter and decreased $7.8 million, or 13 percent, over the prior year first quarter. The current quarter interest income of $58.0 million decreased $1.7 million, or 3 percent, over the prior quarter as a result of the decrease in interest income on the loan portfolio. Included in the current quarter interest income was $21.4 million of premium amortization (net of discount accretion) on investment securities compared to $23.3 million in the prior quarter. The decrease of $1.9 million in premium amortization (net of discount accretion) on investment securities during the current quarter was the first quarterly decrease in seven quarters. The current quarter interest income decreased $9.9 million, or 15 percent, over the prior year first quarter primarily due to an $8.1 million increase in premium amortization (net of discount accretion) on investment securities coupled with a decrease of $4.2 million in loan interest income from the prior year first quarter. The current quarter decrease in interest expense of $707 thousand, or 9 percent, from the prior quarter and the decrease of $2.1 million, or 22 percent, in interest expense from the prior year first quarter was the result of a decrease in interest rates on deposits and a decrease in the amount of borrowings. The cost of total funding (including non-interest bearing deposits) for the current quarter was 46 basis points compared to 48 basis points for the prior quarter and 61 basis points for the prior year first quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.14 percent, an increase of 9 basis points from the prior quarter net interest margin of 3.05 percent. The increase in the net interest margin during the current quarter was the first increase in seven quarters and was primarily attributable to the increased yield on the investment securities. Of the 13 basis points increase in yield on the investment securities, 12 basis points was due to the decrease in premium amortization. The premium amortization in the current quarter accounted for a 123 basis points reduction in the net interest margin compared to a 128 basis points reduction in the prior quarter and 79 basis points reduction in the net interest margin in the prior year first quarter.

Non-interest Income
Non-interest income for the current quarter totaled $23.0 million, a decrease of $2.4 million over the prior quarter and an increase of $2.6 million over the same quarter last year. Service charge fee income decreased $1.2 million, or 9 percent, from the prior quarter as a result of seasonal activity and fewer days in the quarter. Service charge fee income increased $237 thousand, or 2 percent, from the prior year first quarter. Gain on sale of loans of $9.1 million for the current quarter remained at historically high levels, but decreased $75 thousand, or 1 percent, from the prior quarter. Compared to the prior year period, the Company recorded a $2.3 million increase on the gain on sale of loans. Other income of $2.3 million for the current quarter decreased $1.1 million, or 31 percent, from the prior quarter primarily a result of decreases in income related to OREO and gains on the sale of bank assets. Included in other income was operating revenue of $62 thousand from OREO and gains of $664 thousand on the sale of OREO, which totaled $726 thousand for the current quarter compared to $910 thousand for the prior quarter and $528 thousand for the prior year first quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2012 and March 31, 2012:

	Three Months ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Compensation and employee benefits	$24,577	24,083	23,560
Occupancy and equipment	5,825	6,043	5,968
Advertising and promotions	1,548	1,478	1,402
Outsourced data processing	825	889	846
Other real estate owned	884	3,570	6,822
Federal Deposit Insurance Corporation premiums	1,304	1,306	1,712
Core deposit intangibles amortization	486	491	552
Other expense	7,985	10,148	8,183
Total non-interest expense	$43,434	48,008	49,045

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Compensation and employee benefits	$494	$1,017	2%	4%
Occupancy and equipment	(218)	(143)	(4)%	(2)%
Advertising and promotions	70	146	5%	10%
Outsourced data processing	(64)	(21)	(7)%	(2)%
Other real estate owned	(2,686)	(5,938)	(75)%	(87)%
Federal Deposit Insurance Corporation premiums	(2)	(408)	—%	(24)%
Core deposit intangibles amortization	(5)	(66)	(1)%	(12)%
Other expense	(2,163)	(198)	(21)%	(2)%
Total non-interest expense	$(4,574)	$(5,611)	(10)%	(11)%

Non-interest expense of $43.4 million for the current quarter decreased by $4.6 million, or 10 percent, from the prior quarter and decreased by $5.6 million, or 11 percent, from the prior year first quarter primarily driven by the decrease in OREO.  OREO expense decreased $2.7 million, or 75 percent, from the prior quarter and decreased $5.9 million, or 87 percent, from the prior year first quarter. The current quarter OREO expense of $884 thousand included $422 thousand of operating expense, $227 thousand of fair value write-downs, and $235 thousand of loss on sale of other real estate owned. OREO expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosed properties. Compensation and employee benefits increased by $494 thousand, or 2 percent, from the prior quarter and increased $1.0 million, or 4 percent, from the prior year first quarter. Other expense decreased by $2.2 million, or 21 percent, from the prior quarter and decreased by $198 thousand, or 2 percent, from the prior year first quarter and was the result of changes in several miscellaneous categories.

Efficiency Ratio
The efficiency ratio for the current quarter was 55 percent compared to 51 percent for the prior year first quarter. Although there was an increase in non-interest income during the current quarter, it was not enough to offset the decrease in net interest income.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2013	$2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%
First quarter 2012	8,625	9,555	3.98%	1.24%	2.91%
Fourth quarter 2011	8,675	9,252	3.97%	1.42%	2.92%
Third quarter 2011	17,175	18,877	3.92%	0.60%	3.49%
Second quarter 2011	19,150	20,184	3.88%	1.14%	3.68%

Net charged-off loans of $2.1 million during the current quarter decreased $6.0 million, or 74 percent, compared to the prior quarter. Although there has been fluctuation in the amount of charged-off loans the past several quarters, the Company continues to see overall better results as credit trends improve.   The current quarter provision for loan losses was $2.1 million, which decreased $175 thousand compared to the $2.3 million provision for loan losses for the prior quarter and decreased $6.5 million from the first quarter of the prior year. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

ADDITIONAL MANAGEMENT'S DISCUSSION AND ANALYSIS

Lending Activity and Practices
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Supplemental information regarding the Company's loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on the Company's loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$513,784	16%	$516,467	16%	$515,405	16%
Commercial loans
Real estate	1,676,142	51%	1,655,508	51%	1,662,290	50%
Other commercial	631,490	19%	623,397	19%	621,198	19%
Total	2,307,632	70%	2,278,905	70%	2,283,488	69%
Consumer and other loans
Home equity	387,863	12%	403,925	12%	428,966	13%
Other consumer	194,566	6%	198,128	6%	205,352	6%
Total	582,429	18%	602,053	18%	634,318	19%
Loans receivable	3,403,845	104%	3,397,425	104%	3,433,211	104%
Allowance for loan and lease losses	(130,835)	(4)%	(130,854)	(4)%	(136,586)	(4)%
Loans receivable, net	$3,273,010	100%	$3,266,571	100%	$3,296,625	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Other real estate owned	$43,975	45,115	74,337
Accruing loans 90 days or more past due
Residential real estate	—	451	147
Commercial	262	791	8,605
Consumer and other	301	237	479
Total	563	1,479	9,231
Non-accrual loans
Residential real estate	13,023	14,237	13,964
Commercial	65,137	68,887	104,838
Consumer and other	12,696	13,809	12,224
Total	90,856	96,933	131,026
Total non-performing assets [1]	$135,394	143,527	214,594
Non-performing assets as a percentage of subsidiary assets	1.79%	1.87%	2.91%
Allowance for loan and lease losses as a percentage of non-performing loans	143%	133%	97%
Accruing loans 30-89 days past due	$32,278	27,097	42,581
Troubled debt restructurings not included in non-performing assets	$80,010	100,151	89,218
Interest income [2]	$1,142	5,161	1,777
 __________

[1]	As of March 31, 2013, non-performing assets have not been reduced by U.S. government guarantees of $1.4 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

In the first quarter of 2013, the Company maintained the positive trend of reducing non-performing assets that was established throughout 2012. Non-performing assets at March 31, 2013 were $135 million, a decrease of $8.1 million, or 6 percent, during the current quarter and a decrease of $79.2 million, or 37 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category which was $62.3 million, or 46 percent, of the non-performing assets at March 31, 2013. Included in this category was $28.9 million of land development loans and $17.4 million in unimproved land loans at March 31, 2013. The Company has continued to reduce the land, lot and other construction category over the prior two years and during the current quarter, this category of non-performing assets was further reduced by $4.2 million, or 6 percent.  The Company's early stage delinquencies (accruing loans 30-89 days past due) of $32.3 million at March 31, 2013 increased $5.2 million, or 19 percent, from the prior quarter and decreased $10.3 million, or 24 percent, from the prior year first quarter early stage delinquencies.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. The Company evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. Throughout the past year, the Company has maintained an adequate allowance while working to reduce non-performing assets. The improvement in the credit quality ratios over the past year is a product of this effort.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at March 31, 2013. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at March 31, 2013. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 40 percent of the Company's non-accrual loans as of March 31, 2013. Land, lot and other construction loans, a regulatory classification, were 94 percent of the non-accrual construction loans. Of the Company’s $36.2 million of non-accrual construction loans at March 31, 2013, 97 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in "Part I. Item 1. Financial Statements."

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

Impaired loans were $194 million and $202 million as of March 31, 2013 and December 31, 2012, respectively. The ALLL includes specific valuation allowances of $11.6 million and $15.5 million of impaired loans as of March 31, 2013 and December 31, 2012, respectively. Of the total impaired loans at March 31, 2013, there were 33 significant commercial real estate and other commercial loans that accounted for $94.2 million, or 49 percent, of the impaired loans. The 33 loans were collateralized by 135 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2013, there were 176 loans aggregating $111 million, or 57 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $1.9 million. Of these loans, there were charge-offs of $482 thousand during 2013.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $127 million and $151 million as of March 31, 2013 and December 31, 2012, respectively. The Company’s TDR loans are considered impaired loans of which $47.0 million and $50.9 million as of March 31, 2013 and December 31, 2012, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of March 31, 2013 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At March 31, 2013, the Company has TDR loans of $40.2 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $32.4 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2013 was $7.2 million of which $1.1 million was residential real estate, $4.4 million was commercial, and $1.7 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2013 was $6.7 million of which $1.1 million was residential real estate, $3.8 million was commercial, and $1.8 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of period	$45,115	78,354	78,354
Additions	6,683	27,536	10,957
Capital improvements	79	—	—
Write-downs	(227)	(13,258)	(5,408)
Sales	(7,675)	(47,517)	(9,566)
Balance at end of period	$43,975	45,115	74,337

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

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The allowance consists of a specific valuation allowance component and a general valuation allowance component. The specific valuation allowance component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2013			December 31, 2012			March 31, 2012
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$15,411	12%	15%	$15,482	12%	15%	$19,003	14%	15%
Commercial real estate	73,335	56%	49%	74,398	57%	49%	73,240	54%	48%
Other commercial	22,481	17%	19%	21,567	16%	18%	22,444	16%	18%
Home equity	10,833	8%	11%	10,659	8%	12%	13,364	10%	13%
Other consumer	8,775	7%	6%	8,748	7%	6%	8,535	6%	6%
Totals	$130,835	100%	100%	$130,854	100%	100%	$136,586	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of period	$130,854	137,516	137,516
Provision for loan losses	2,100	21,525	8,625
Charge-offs
Residential real estate	(177)	(5,267)	(1,849)
Commercial loans	(1,923)	(21,578)	(7,406)
Consumer and other loans	(1,514)	(7,827)	(1,803)
Total charge-offs	(3,614)	(34,672)	(11,058)
Recoveries
Residential real estate	83	643	95
Commercial loans	1,027	4,088	1,186
Consumer and other loans	385	1,754	222
Total recoveries	1,495	6,485	1,503
Charge-offs, net of recoveries	(2,119)	(28,187)	(9,555)
Balance at end of period	$130,835	130,854	136,586
Allowance for loan and lease losses as a percentage of total loans	3.84%	3.85%	3.98%
Net charge-offs as a percentage of total loans	0.06%	0.83%	0.28%

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2013 and 2012, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

At March 31, 2013, the allowance was $131 million, a decrease of $19 thousand from the prior quarter and a decrease of $5.8 million from a year ago. The allowance was 3.84 percent of total loans outstanding at March 31, 2013, compared to 3.85 percent at December 31, 2012 and 3.98 percent at March 31, 2012. The allowance was 143 percent of non-performing loans at March 31, 2013, an increase from 133 percent at December 31, 2012 and an increase from 97 percent at March 31, 2012.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $19 thousand. During the same period in 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $930 thousand.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 108 locations, including 100 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during the last year compared to the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during the last year in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company's market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. There was a steady decline in the number of foreclosures initiated in 2012 for Montana, Idaho, and Wyoming. The unemployment rates for the states in which the Company conducts operations were generally lower compared to the national unemployment rate. National unemployment rates increased steadily from 5.0 in the first part of 2008 to a range of 7.8 to 10.0 during 2009 through 2012 and has recently declined to 7.6 in March of 2013. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio, (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 12 percent of the Company’s total loan portfolio and account for 40 percent of the Company’s non-accrual loans at March 31, 2013. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Specific valuation allowance	$11,601	15,534	20,507
General valuation allowance	119,234	115,320	116,079
Total ALLL	$130,835	130,854	136,586

During 2013, the ALLL decreased by $19 thousand, the net result of a $3.9 million decrease in the specific valuation allowance and a $3.9 million increase in the general valuation allowance. The decrease in the specific valuation allowance since the prior year end was primarily due to the decrease in loans with a specific valuation allowance of $7.9 million. The increase in the general valuation allowance was the result of a $14.3 million increase in loans collectively evaluated for impairment. Further supporting the small decrease in the ALLL were the following trends:

•
Non-accrual construction loans (i.e., residential construction and land, lot and other construction, each a regulatory classification) were $36.2 million, or 40 percent, of the $90.9 million of non-accrual loans at March 31, 2013, a decrease of $3.0 million from the prior year end and decrease of $26.4 million from March 31, 2012. Non-accrual construction loans accounted for 40 percent of the $96.9 million of non-accrual loans at year end 2012 and 48 percent of the $131 million of non-accrual loans at March 31, 2012.

•	Non-performing loans as a percent of total loans decreased to 2.69 percent at March 31, 2013 as compared to 2.90 percent and 4.09 percent at year end 2012 and March 31, 2012, respectively.

•	Impaired loans as a percent of total loans decreased to 5.70 percent at March 31, 2013 as compared to 5.94 percent and 7.90 percent at year end 2011 and March 31, 2012, respectively.

•	Charge-offs, net of recoveries, in 2013 were $2.1 million, a $7.4 million decrease from the same period in 2012.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from	% Change from
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Custom and owner occupied construction	$36,607	40,327	38,540	(9)%	(5)%
Pre-sold and spec construction	36,162	34,970	50,699	3%	(29)%
Total residential construction	72,769	75,297	89,239	(3)%	(18)%
Land development	78,524	80,132	98,315	(2)%	(20)%
Consumer land or lots	100,722	104,229	118,689	(3)%	(15)%
Unimproved land	49,904	53,459	61,462	(7)%	(19)%
Developed lots for operative builders	15,713	16,675	23,910	(6)%	(34)%
Commercial lots	17,717	19,654	26,228	(10)%	(32)%
Other construction	68,046	56,109	32,503	21%	109%
Total land, lot, and other construction	330,626	330,258	361,107	—%	(8)%
Owner occupied	705,232	710,161	709,979	(1)%	(1)%
Non-owner occupied	466,493	452,966	445,118	3%	5%
Total commercial real estate	1,171,725	1,163,127	1,155,097	1%	1%
Commercial and industrial	428,202	420,459	399,889	2%	7%
1st lien	684,968	738,854	667,341	(7)%	3%
Junior lien	79,549	82,083	92,578	(3)%	(14)%
Total 1-4 family	764,517	820,937	759,919	(7)%	1%
Home equity lines of credit	306,606	319,779	342,693	(4)%	(11)%
Other consumer	109,047	109,019	107,933	—%	1%
Total consumer	415,653	428,798	450,626	(3)%	(8)%
Agriculture	146,606	145,890	146,943	—%	—%
Other	161,782	158,160	147,919	2%	9%
Total loans receivable, including loans held for sale	3,491,880	3,542,926	3,510,739	(1)%	(1)%
Less loans held for sale [1]	(88,035)	(145,501)	(77,528)	(39)%	14%
Total loans receivable	$3,403,845	3,397,425	3,433,211	—%	(1)%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	March 31, 2013	March 31, 2013
Custom and owner occupied construction	$1,322	1,343	2,688	1,322	—	—
Pre-sold and spec construction	1,101	1,603	9,085	778	—	323
Total residential construction	2,423	2,946	11,773	2,100	—	323
Land development	28,872	31,471	50,746	16,392	—	12,480
Consumer land or lots	5,800	6,459	8,271	2,862	37	2,901
Unimproved land	17,407	19,121	31,891	12,963	—	4,444
Developed lots for operative builders	2,177	2,393	8,918	1,339	—	838
Commercial lots	2,828	1,959	2,643	327	—	2,501
Other construction	5,181	5,105	5,128	192	—	4,989
Total land, lot and other construction	62,265	66,508	107,597	34,075	37	28,153
Owner occupied	14,097	15,662	20,818	8,850	—	5,247
Non-owner occupied	4,972	4,621	3,645	3,946	—	1,026
Total commercial real estate	19,069	20,283	24,463	12,796	—	6,273
Commercial and industrial	5,727	5,970	12,818	5,640	—	87
1st lien	23,341	25,739	29,199	18,961	172	4,208
Junior lien	6,366	6,660	10,749	6,274	92	—
Total 1-4 family	29,707	32,399	39,948	25,235	264	4,208
Home equity lines of credit	8,402	8,041	6,607	6,792	247	1,363
Other consumer	520	441	307	293	15	212
Total consumer	8,922	8,482	6,914	7,085	262	1,575
Agriculture	6,213	6,686	10,738	3,110	—	3,103
Other	1,068	253	343	815	—	253
Total	$135,394	143,527	214,594	90,856	563	43,975

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from	% Change from
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Custom and owner occupied construction	$—	5	415	(100)%	(100)%
Pre-sold and spec construction	394	893	303	(56)%	30%
Total residential construction	394	898	718	(56)%	(45)%
Land development	1,437	191	870	652%	65%
Consumer land or lots	1,665	762	3,844	119%	(57)%
Unimproved land	915	422	117	117%	682%
Developed lots for operative builders	303	422	253	(28)%	20%
Commercial lots	—	11	—	(100)%	n/m
Other construction	—	—	122	n/m	(100)%
Total land, lot and other construction	4,320	1,808	5,206	139%	(17)%
Owner occupied	5,524	5,523	12,003	—%	(54)%
Non-owner occupied	3,825	2,802	2,116	37%	81%
Total commercial real estate	9,349	8,325	14,119	12%	(34)%
Commercial and industrial	3,873	1,905	4,490	103%	(14)%
1st lien	8,254	7,352	10,861	12%	(24)%
Junior lien	625	732	1,815	(15)%	(66)%
Total 1-4 family	8,879	8,084	12,676	10%	(30)%
Home equity lines of credit	1,238	4,164	2,609	(70)%	(53)%
Other consumer	1,428	1,001	915	43%	56%
Total consumer	2,666	5,165	3,524	(48)%	(24)%
Agriculture	2,785	912	1,174	205%	137%
Other	12	—	674	n/m	(98)%
Total	$32,278	27,097	42,581	19%	(24)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	March 31, 2013
Custom and owner occupied construction	$(1)	24	—	—	1
Pre-sold and spec construction	(7)	2,489	1,919	—	7
Total residential construction	(8)	2,513	1,919	—	8
Land development	68	3,035	1,236	205	137
Consumer land or lots	(38)	4,003	1,195	160	198
Unimproved land	239	636	130	250	11
Developed lots for operative builders	(22)	1,802	394	22	44
Commercial lots	242	362	(120)	244	2
Other construction	(1)	—	—	—	1
Total land, lot and other construction	488	9,838	2,835	881	393
Owner occupied	(305)	1,312	1,372	211	516
Non-owner occupied	12	597	546	30	18
Total commercial real estate	(293)	1,909	1,918	241	534
Commercial and industrial	575	2,651	334	836	261
1st lien	181	5,257	893	232	51
Junior lien	71	3,464	1,176	145	74
Total 1-4 family	252	8,721	2,069	377	125
Home equity lines of credit	1,154	2,124	346	1,185	31
Other consumer	(47)	262	36	91	138
Total consumer	1,107	2,386	382	1,276	169
Agriculture	3	125	—	3	—
Other	(5)	44	98	—	5
Total	$2,119	28,187	9,555	3,614	1,495

Investment Activity
The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. Investment securities designated as available-for-sale are summarized below:

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government and federal agency	$200	—%	$202	—%	$206	—%
U.S. government sponsored enterprises	15,201	—%	17,480	—%	28,318	1%
State and local governments	1,283,312	35%	1,214,518	33%	1,140,911	35%
Corporate bonds	434,139	12%	288,795	8%	107,493	3%
Collateralized debt obligations	1,829	—%	1,708	—%	5,366	—%
Residential mortgage-backed securities	1,923,356	53%	2,160,302	59%	1,956,725	61%
Total investment securities, available-for-sale	$3,658,037	100%	$3,683,005	100%	$3,239,019	100%

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

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities owned at March 31, 2013 primarily consisted of stock issued by the FHLB of Seattle, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers' Bank of the West Bancorporation, Inc.

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

Based on the Company's analysis of its impaired non-marketable equity securities as of March 31, 2013, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

The Company believes that macroeconomic conditions occurring in the first quarter of 2013 and throughout 2012 and 2011 have unfavorably impacted the fair value of certain debt securities in its investment portfolio. In August 2011, Standard and Poor's downgraded the United States long-term debt rating from its AAA rating to AA+ with a negative outlook. Both Moody's and Fitch have continued to maintain their long-term debt ratings of the United States as Aaa and AAA, respectively, each with a negative outlook. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Fannie Mae, Freddie Mac and other U.S. government agencies linked to long-term United States debt. For debt securities with limited or inactive markets, the impact of these macroeconomic conditions upon fair value estimates includes higher risk-adjusted discount rates and downgrades in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, Standard and Poor's, and Fitch).

The following table separates investments with an unrealized loss position at March 31, 2013 into two categories: investments purchased prior to 2013 and those purchased during 2013. Of those investments purchased prior to 2013, the fair market value and unrealized loss at December 31, 2012 is also presented.

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2013
State and local governments	$121,145	(2,396)	(2)%	$122,238	(1,517)	(1)%
Corporate bonds	4,718	(100)	(2)%	4,757	(106)	(2)%
Residential mortgage-backed securities	254,717	(1,071)	—%	337,144	(2,380)	(1)%
Total	$380,580	(3,567)	(1)%	$464,139	(4,003)	(1)%
Temporarily impaired securities purchased during 2013
State and local governments	$49,607	(642)	(1)%
Corporate bonds	59,168	(255)	—%
Residential mortgage-backed securities	75,891	(259)	—%
Total	$184,666	(1,156)	(1)%
Temporarily impaired securities
State and local governments	$170,752	(3,038)	(2)%
Corporate bonds	63,886	(355)	(1)%
Residential mortgage-backed securities	330,608	(1,330)	—%
Total	$565,246	(4,723)	(1)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2013:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 15.0%	1	$(13)
10.1% to 15.0%	1	(56)
5.1% to 10.0%	4	(125)
0.1% to 5.0%	199	(4,529)
Total	205	$(4,723)

With respect to the duration of the impaired debt securities, the Company identified 22 securities which have been continuously impaired for the twelve months ending March 31, 2013. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 22 securities which have been continuously impaired for the twelve months ended March 31, 2013, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	16	$(289)	(79)
Residential mortgage-backed securities	6	(212)	(163)
Total	22	$(501)

Of the 6 residential mortgage-backed securities, 3 have underlying collateral consisting of U.S. government guaranteed mortgages (e.g. GNMA) and U.S. government sponsored enterprise (e.g. FHLMC) guaranteed mortgages. Each of the 3 remaining residential mortgage-backed securities have underlying non-guaranteed private label whole loan collateral of 30-year fixed rate residential mortgages considered to be “Prime”. The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company's analysis of its impaired debt securities as of March 31, 2013, the Company determined that none of such securities had other-than-temporary impairment.

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, the Company obtains wholesale deposits through various programs and are classified as NOW accounts, money market deposit accounts and certificate accounts.

The Company also obtains funds from repayment of loans and investment securities, securities sold under agreements to repurchase ("repurchase agreements"), advances from the FHLB, other borrowings, and sale of loans and investment securities. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank. FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year at period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2013	December 31, 2012
Repurchase agreements
Amount outstanding at end of period	$312,505	289,508
Weighted interest rate on outstanding amount	0.30%	0.32%
Maximum outstanding at any month-end	$312,505	466,784
Average balance	$291,371	354,324
Weighted average interest rate	0.32%	0.37%
FHLB advances
Amount outstanding at end of period	$525,000	720,000
Weighted interest rate on outstanding amount	0.26%	0.28%
Maximum outstanding at any month-end	$685,000	792,018
Average balance	$644,644	719,762
Weighted average interest rate	0.28%	0.50%

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

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at March 31, 2013:

(Dollars in thousands)	March 31, 2013
FHLB advances
Borrowing capacity	$1,127,753
Amount utilized	(802,004)
Amount available	$325,749
Federal Reserve Bank discount window
Borrowing capacity	$564,531
Amount utilized	—
Amount available	$564,531
Unsecured lines of credit available	$171,000
Unencumbered investment securities
U.S. government and federal agency	$200
U.S. government sponsored enterprises	40
State and local governments	1,095,837
Corporate bonds	434,139
Collateralized debt obligations	1,829
Residential mortgage-backed securities	836,195
Total unencumbered securities	$2,368,240

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of March 31, 2013 and 2012. There are no conditions or events after March 31, 2013 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2013.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$914,280	914,280	914,280
Less:
Goodwill and intangibles	(111,788)	(111,788)	(111,788)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(50,075)	(50,075)	(50,075)
Plus:
Allowance for loan and lease losses	—	58,695	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$876,917	935,612	876,917
Risk-weighted assets	$4,623,350	4,623,350
Total adjusted average assets			$7,472,059
Capital ratio	18.97%	20.24%	11.74%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.97%	10.24%

In addition to the primary and contingent liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 72,018,617 has been issued as of March 31, 2013. The Company also has the capacity to issue 1,000,000 shares of preferred shares of which none are currently issued.

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

Income tax expense for the three months ended March 31, 2013 and 2012 was $7.1 million and $4.6 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 25.6 percent and 22.1 percent, respectively. The primary reason for the low effective rates are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $9.8 million and $9.7 million for the three months ended March 31, 2013 and 2012, respectively. The federal tax credit benefits were $550 thousand and $432 thousand for the three months ended March 31, 2013 and 2012, respectively. The Company continues to hold its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$617,852	$7,260	4.70%	$584,758	$7,784	5.32%
Commercial loans	2,271,070	28,632	5.11%	2,290,236	31,041	5.44%
Consumer and other loans	587,433	7,864	5.43%	639,302	9,170	5.75%
Total loans [1]	3,476,355	43,756	5.10%	3,514,296	47,995	5.48%
Tax-exempt investment securities [2]	959,728	14,150	5.90%	867,621	13,955	6.43%
Taxable investment securities [3]	2,686,727	4,772	0.71%	2,382,119	10,602	1.78%
Total earning assets	7,122,810	62,678	3.57%	6,764,036	72,552	4.30%
Goodwill and intangibles	112,037			114,138
Non-earning assets	349,000			358,294
Total assets	$7,583,847			$7,236,468
Liabilities
Non-interest bearing deposits	$1,141,181	$—	—%	$1,003,604	$—	—%
NOW accounts	965,799	273	0.11%	830,821	369	0.18%
Savings accounts	495,975	73	0.06%	427,129	91	0.09%
Money market deposit accounts	997,088	514	0.21%	874,239	600	0.28%
Certificate accounts	1,082,132	2,426	0.91%	1,071,999	3,285	1.23%
Wholesale deposits [4]	579,188	426	0.30%	643,507	609	0.38%
FHLB advances	921,652	2,651	1.17%	1,011,711	3,381	1.34%
Repurchase agreements, federal funds purchased and other borrowed funds	427,693	1,095	1.04%	456,340	1,263	1.11%
Total interest bearing liabilities	6,610,708	7,458	0.46%	6,319,350	9,598	0.61%
Other liabilities	57,767			50,850
Total liabilities	6,668,475			6,370,200
Stockholders’ Equity
Common stock	720			719
Paid-in capital	641,997			642,869
Retained earnings	220,438			181,972
Accumulated other comprehensive income	52,217			40,708
Total stockholders’ equity	915,372			866,268
Total liabilities and stockholders’ equity	$7,583,847			$7,236,468
Net interest income (tax-equivalent)		$55,220			$62,954
Net interest spread (tax-equivalent)			3.11%			3.69%
Net interest margin (tax-equivalent)			3.14%			3.73%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $4.3 million and $4.3 million on tax-exempt investment security income for the three months ended March 31, 2013 and 2012, respectively.

[3]	Includes tax effect of $381 thousand and $386 thousand on investment security tax credits for the three months ended March 31, 2013 and 2012, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Three Months ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$441	(965)	(524)
Commercial loans	(260)	(2,149)	(2,409)
Consumer and other loans	(744)	(562)	(1,306)
Investment securities (tax-equivalent)	2,998	(8,633)	(5,635)
Total interest income	2,435	(12,309)	(9,874)
Interest expense
NOW accounts	60	(156)	(96)
Savings accounts	15	(33)	(18)
Money market deposit accounts	84	(170)	(86)
Certificate accounts	31	(890)	(859)
Wholesale deposits	(61)	(122)	(183)
FHLB advances	(301)	(429)	(730)
Repurchase agreements, federal funds purchased and other borrowed funds	(79)	(89)	(168)
Total interest expense	(251)	(1,889)	(2,140)
Net interest income (tax equivalent)	$2,686	(10,420)	(7,734)

Net interest income (tax-equivalent) decreased $7.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in interest income was driven primarily by the premium amortization (net of discount accretion) on investment securities and reduced interest rates on the loan portfolio. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income.

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

The Company believes there have not been any material changes in information about the Company’s market risk than was provided in the 2012 Annual Report.

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

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2013, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2012 Annual Report. The risks and uncertainties described in the 2012 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2013.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO