Form 10-Q
period 2013-06-30
GLACIER BANCORP INC
filed 2013-08-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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
The number of shares of Registrant’s common stock outstanding on July 23, 2013 was 73,590,155. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets
Cash on hand and in banks	$105,272	123,270
Interest bearing cash deposits and federal funds sold	27,184	63,770
Cash and cash equivalents	132,456	187,040
Investment securities, available-for-sale	3,721,377	3,683,005
Loans held for sale	95,495	145,501
Loans receivable	3,673,456	3,397,425
Allowance for loan and lease losses	(130,883)	(130,854)
Loans receivable, net	3,542,573	3,266,571
Premises and equipment, net	161,918	158,989
Other real estate owned	40,713	45,115
Accrued interest receivable	43,593	37,770
Deferred tax asset	35,115	20,394
Core deposit intangible, net	7,262	6,174
Goodwill	119,509	106,100
Non-marketable equity securities	49,752	48,812
Other assets	47,053	41,969
Total assets	$7,996,816	7,747,440
Liabilities
Non-interest bearing deposits	$1,236,104	1,191,933
Interest bearing deposits	4,122,093	4,172,528
Securities sold under agreements to repurchase	300,024	289,508
Federal Home Loan Bank advances	1,217,445	997,013
Other borrowed funds	8,489	10,032
Subordinated debentures	125,490	125,418
Accrued interest payable	3,824	4,675
Other liabilities	54,345	55,384
Total liabilities	7,067,814	6,846,491
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	736	719
Paid-in capital	672,035	641,737
Retained earnings - substantially restricted	232,849	210,531
Accumulated other comprehensive income	23,382	47,962
Total stockholders’ equity	929,002	900,949
Total liabilities and stockholders’ equity	$7,996,816	7,747,440
Number of common stock shares issued and outstanding	73,564,900	71,937,222

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income
Residential real estate loans	$7,026	7,495	14,286	15,279
Commercial loans	29,865	30,430	58,497	61,471
Consumer and other loans	7,909	8,813	15,773	17,983
Investment securities	17,351	17,454	31,550	37,343
Total interest income	62,151	64,192	120,106	132,076
Interest Expense
Deposits	3,474	4,609	7,186	9,563
Securities sold under agreements to repurchase	210	303	437	602
Federal Home Loan Bank advances	2,648	3,218	5,299	6,599
Federal funds purchased and other borrowed funds	54	61	106	123
Subordinated debentures	799	853	1,615	1,755
Total interest expense	7,185	9,044	14,643	18,642
Net Interest Income	54,966	55,148	105,463	113,434
Provision for loan losses	1,078	7,925	3,178	16,550
Net interest income after provision for loan losses	53,888	47,223	102,285	96,884
Non-Interest Income
Service charges and other fees	11,818	11,291	22,404	21,783
Miscellaneous loan fees and charges	1,153	1,113	2,242	2,059
Gain on sale of loans	7,472	7,522	16,561	14,335
Gain on sale of investments	241	—	104	—
Other income	2,538	1,865	4,861	3,952
Total non-interest income	23,222	21,791	46,172	42,129
Non-Interest Expense
Compensation and employee benefits	24,917	23,684	49,494	47,244
Occupancy and equipment	5,906	5,825	11,731	11,793
Advertising and promotions	1,621	1,713	3,169	3,115
Outsourced data processing	813	788	1,638	1,634
Other real estate owned	2,968	2,199	3,852	9,021
Federal Deposit Insurance Corporation premiums	1,154	1,300	2,458	3,012
Core deposit intangibles amortization	505	535	991	1,087
Other expense	10,597	10,146	18,582	18,329
Total non-interest expense	48,481	46,190	91,915	95,235
Income Before Income Taxes	28,629	22,824	56,542	43,778
Federal and state income tax expense	5,927	3,843	13,072	8,464
Net Income	$22,702	18,981	43,470	35,314
Basic earnings per share	$0.31	0.26	0.60	0.49
Diluted earnings per share	$0.31	0.26	0.60	0.49
Dividends declared per share	$0.15	0.13	0.29	0.26
Average outstanding shares - basic	72,480,019	71,928,697	72,224,263	71,921,885
Average outstanding shares - diluted	72,548,172	71,928,853	72,282,104	71,921,990
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$22,702	18,981	43,470	35,314
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(56,256)	13,214	(55,685)	23,232
Reclassification adjustment for gains included in net income	(241)	—	(104)	—
Net unrealized (losses) gains on securities	(56,497)	13,214	(55,789)	23,232
Tax effect	21,977	(5,140)	21,702	(9,037)
Net of tax amount	(34,520)	8,074	(34,087)	14,195
Unrealized gains (losses) on derivatives used for cash flow hedges	12,810	(9,051)	15,562	(5,939)
Tax effect	(4,983)	3,521	(6,055)	2,310
Net of tax amount	7,827	(5,530)	9,507	(3,629)
Total other comprehensive (loss) income, net of tax	(26,693)	2,544	(24,580)	10,566
Total Comprehensive (Loss) Income	$(3,991)	21,525	18,890	45,880

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	35,314	10,566	45,880
Cash dividends declared ($0.26 per share)	—	—	—	(18,700)	—	(18,700)
Stock issuances under stock incentive plans	16,313	—	233	—	—	233
Stock-based compensation and related taxes	—	—	(1,459)	—	—	(1,459)
Balance at June 30, 2012	71,931,386	$719	641,656	189,753	44,053	876,181
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income (loss)	—	—	—	43,470	(24,580)	18,890
Cash dividends declared ($0.29 per share)	—	—	—	(21,152)	—	(21,152)
Stock issuances under stock incentive plans	172,422	2	2,653	—	—	2,655
Stock issued in connection with acquisition	1,455,256	15	28,275	—	—	28,290
Stock-based compensation and related taxes	—	—	(630)	—	—	(630)
Balance at June 30, 2013	73,564,900	$736	672,035	232,849	23,382	929,002

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
Operating Activities
Net income	$43,470	35,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,178	16,550
Net amortization of investment securities premiums and discounts	39,846	29,212
Federal Home Loan Bank stock dividends	—	(5)
Mortgage loans held for sale originated or acquired	(527,853)	(500,694)
Proceeds from sales of mortgage loans held for sale	616,180	547,893
Gain on sale of loans	(16,561)	(14,335)
Gain on sale of investments	(104)	—
Stock-based compensation expense, net of tax benefits	607	236
Excess tax deficiencies from stock-based compensation	188	—
Depreciation of premises and equipment	4,742	4,943
Loss on sale of other real estate owned and writedown	987	6,814
Amortization of core deposit intangibles	991	1,087
Net increase in accrued interest receivable	(3,673)	(2,147)
Net decrease in other assets	1,584	1,001
Net decrease in accrued interest payable	(1,007)	(749)
Net increase in other liabilities	3,406	8,577
Net cash provided by operating activities	165,981	133,697
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	1,165,981	871,472
Purchases of investment securities, available-for-sale	(1,224,241)	(1,154,990)
Principal collected on loans	513,255	441,318
Loans originated or acquired	(650,378)	(478,541)
Net addition of premises and equipment and other real estate owned	(3,167)	(5,501)
Proceeds from sale of other real estate owned	11,066	18,073
Net sale (purchase) of non-marketable equity securities	60	(671)
Net cash received from acquisitions	12,123	—
Net cash used in investment activities	(175,301)	(308,840)
Financing Activities
Net (decrease) increase in deposits	(261,461)	161,056
Net increase in securities sold under agreements to repurchase	10,516	208,141
Net increase (decrease) in Federal Home Loan Bank advances	214,965	(163,017)
Net (decrease) increase in federal funds purchased and other borrowed funds	(1,471)	50
Cash dividends paid	(10,099)	(18,700)
Excess tax deficiencies from stock-based compensation	(188)	—
Proceeds from stock options exercised	2,474	—
Net cash (used in) provided by financing activities	(45,264)	187,530
Net (decrease) increase in cash and cash equivalents	(54,584)	12,387
Cash and cash equivalents at beginning of period	187,040	128,032
Cash and cash equivalents at end of period	$132,456	140,419

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$15,648	19,391
Cash paid during the period for income taxes	13,660	8,221
Sale and refinancing of other real estate owned	2,507	668
Transfer of loans to other real estate owned	9,889	16,372
Supplemental Disclosure of Non-Cash Investing Activities
Acquisitions
Fair value of common stock shares issued	$28,290	—
Cash consideration for outstanding shares	11,025	—
Fair value of assets acquired	300,541	—
Liabilities assumed	261,226	—

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through twelve divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2013, the results of operations and comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2013 and 2012. The condensed consolidated statement of financial condition of the Company as of December 31, 2012 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results anticipated for the year ending December 31, 2013.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses (“ALLL” or “allowance”) and the valuations related to investments and real estate acquired in connection with foreclosures or in satisfaction of loans. For the determination of the ALLL and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investment valuations are obtained from independent third parties.

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of twelve bank divisions, a treasury division and an information technology division. Each of the bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

On May 31, 2013, the Company completed its acquisition of Wheatland Bankshares, Inc. (“Wheatland”) and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. The transaction was accounted for using the acquisition method, and the results of operations of First State Bank have been included in the Company’s consolidated financial statements as of the acquisition date.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,840	—	35,480	—
Premises and equipment, net	—	13,745	—	16,066
Accrued interest receivable	113	—	117	—
Other assets	969	153	1,114	143
Total assets	$36,922	13,898	36,711	16,209
Liabilities
Other borrowed funds	$4,555	1,722	4,555	3,639
Accrued interest payable	4	5	4	6
Other liabilities	92	177	182	136
Total liabilities	$4,651	1,904	4,741	3,781

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

Allowance for Loan and Lease Losses
Based upon management’s analysis of the Company’s loan portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within the Bank’s loan portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.

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

The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on historical loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors. The historical loss experience is based on the previous twelve quarters loss experience by loan class adjusted for risk characteristics in the existing loan portfolio. The same trends and conditions are evaluated for each class within the loan portfolio; however, the risk characteristics are weighted separately at the individual class level based on the Company’s judgment and experience.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged-off as a reduction of the ALLL and recoveries of amounts previously charged-off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.

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

	June 30, 2013
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government sponsored enterprises
Maturing after one year through five years	2.27%	$12,840	270	—	13,110
Maturing after five years through ten years	1.71%	40	1	—	41
	2.27%	12,880	271	—	13,151
State and local governments
Maturing within one year	2.02%	5,066	41	—	5,107
Maturing after one year through five years	2.07%	158,331	3,063	(265)	161,129
Maturing after five years through ten years	3.11%	55,026	904	(656)	55,274
Maturing after ten years	4.53%	1,089,519	44,313	(15,466)	1,118,366
	4.17%	1,307,942	48,321	(16,387)	1,339,876
Corporate bonds
Maturing within one year	2.06%	64,391	630	—	65,021
Maturing after one year through five years	2.10%	357,036	2,571	(3,173)	356,434
Maturing after five years through ten years	2.27%	21,635	53	(346)	21,342
	2.10%	443,062	3,254	(3,519)	442,797
Residential mortgage-backed securities	2.18%	1,917,954	13,728	(6,129)	1,925,553
Total investment securities	2.88%	$3,681,838	65,574	(26,035)	3,721,377

	December 31, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$201	1	—	202
U.S. government sponsored enterprises
Maturing after one year through five years	2.30%	17,064	371	—	17,435
Maturing after five years through ten years	2.03%	44	1	—	45
	2.29%	17,108	372	—	17,480
State and local governments
Maturing within one year	2.01%	4,288	28	(2)	4,314
Maturing after one year through five years	2.11%	149,497	4,142	(142)	153,497
Maturing after five years through ten years	2.95%	38,346	1,102	(99)	39,349
Maturing after ten years	4.70%	935,897	82,823	(1,362)	1,017,358
	4.29%	1,128,028	88,095	(1,605)	1,214,518
Corporate bonds
Maturing within one year	1.73%	18,412	51	—	18,463
Maturing after one year through five years	2.22%	250,027	4,018	(238)	253,807
Maturing after five years through ten years	2.23%	16,144	381	—	16,525
	2.19%	284,583	4,450	(238)	288,795
Collateralized debt obligations
Maturing after ten years	8.03%	1,708	—	—	1,708
Residential mortgage-backed securities	1.95%	2,156,049	8,860	(4,607)	2,160,302
Total investment securities	2.71%	$3,587,677	101,778	(6,450)	3,683,005

Included in the residential mortgage-backed securities are $39,375,000 and $46,733,000 as of June 30, 2013 and December 31, 2012, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted average yields are based on the level-yield method taking into account premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted average yields on tax-exempt investment securities exclude the federal income tax benefit.

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross proceeds	$75,649	—	$79,488	—
Less amortized cost	(75,408)	—	(79,384)	—
Net gain on sale of investments	$241	—	$104	—
Gross gain on sale of investments	$256	—	$256	—
Gross loss on sale of investments	(15)	—	(152)	—
Net gain on sale of investments	$241	—	$104	—

Investments with an unrealized loss position are summarized as follows:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$312,576	(15,987)	10,434	(400)	323,010	(16,387)
Corporate bonds	211,592	(3,519)	—	—	211,592	(3,519)
Residential mortgage-backed securities	511,542	(6,086)	15,991	(43)	527,533	(6,129)
Total temporarily impaired securities	$1,035,710	(25,592)	26,425	(443)	1,062,135	(26,035)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$102,896	(1,531)	4,533	(74)	107,429	(1,605)
Corporate bonds	41,856	(238)	—	—	41,856	(238)
Residential mortgage-backed securities	955,235	(4,041)	62,905	(566)	1,018,140	(4,607)
Total temporarily impaired securities	$1,099,987	(5,810)	67,438	(640)	1,167,425	(6,450)

With respect to the Company’s review of its securities in an unrealized loss position at June 30, 2013, management determined that it did not intend to sell and there was no expected requirement to sell any of its temporarily impaired securities. Based on an analysis of its impaired securities as of June 30, 2013 and December 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Note 3. Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,835	15,411	73,335	22,481	10,833	8,775
Provision for loan losses	1,078	(509)	520	1,880	(1,016)	203
Charge-offs	(2,271)	(172)	(538)	(594)	(291)	(676)
Recoveries	1,241	67	568	349	100	157
Balance at end of period	$130,883	14,797	73,885	24,116	9,626	8,459

	Three Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$136,586	19,003	73,240	22,444	13,364	8,535
Provision for loan losses	7,925	22	10,374	(1,255)	(1,471)	255
Charge-offs	(8,679)	(953)	(5,549)	(887)	(1,077)	(213)
Recoveries	1,627	67	1,033	268	88	171
Balance at end of period	$137,459	18,139	79,098	20,570	10,904	8,748

	Six Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	3,178	(486)	(432)	3,579	441	76
Charge-offs	(5,885)	(349)	(1,303)	(1,752)	(1,629)	(852)
Recoveries	2,736	150	1,222	722	155	487
Balance at end of period	$130,883	14,797	73,885	24,116	9,626	8,459

	Six Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	16,550	2,085	13,010	1,304	(470)	621
Charge-offs	(19,737)	(1,320)	(12,534)	(2,356)	(2,358)	(1,169)
Recoveries	3,130	147	1,702	789	116	376
Balance at end of period	$137,459	18,139	79,098	20,570	10,904	8,748

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,382	1,026	6,100	3,553	24	679
Collectively evaluated for impairment	119,501	13,771	67,785	20,563	9,602	7,780
Total allowance for loan and lease losses	$130,883	14,797	73,885	24,116	9,626	8,459
Loans receivable
Individually evaluated for impairment	$192,573	24,719	117,836	36,705	8,432	4,881
Collectively evaluated for impairment	3,480,883	507,115	1,703,764	686,482	376,256	207,266
Total loans receivable	$3,673,456	531,834	1,821,600	723,187	384,688	212,147

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$15,534	1,680	7,716	3,859	870	1,409
Collectively evaluated for impairment	115,320	13,802	66,682	17,708	9,789	7,339
Total allowance for loan and lease losses	$130,854	15,482	74,398	21,567	10,659	8,748
Loans receivable
Individually evaluated for impairment	$201,735	25,862	125,282	33,593	11,074	5,924
Collectively evaluated for impairment	3,195,690	490,605	1,530,226	589,804	392,851	192,204
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

Substantially all of the Company’s loan receivables are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $4,722,000 and $1,379,000 were included in the loans receivable balance at June 30, 2013 and December 31, 2012, respectively.

The following schedules disclose the impaired loans by portfolio class basis:

	At or for the Three or Six Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$57,021	6,975	24,857	21,191	318	3,680
Unpaid principal balance	58,739	7,199	25,954	21,298	321	3,967
Specific valuation allowance	11,382	1,026	6,100	3,553	24	679
Average balance - three months	56,118	6,865	24,411	20,856	460	3,526
Average balance - six months	58,331	7,021	26,139	20,972	758	3,441
Loans without a specific valuation allowance
Recorded balance	$135,552	17,744	92,979	15,514	8,114	1,201
Unpaid principal balance	154,815	18,846	107,676	17,731	9,318	1,244
Average balance - three months	137,096	17,967	95,185	13,816	8,466	1,662
Average balance - six months	137,722	18,154	95,352	13,340	8,883	1,993
Totals
Recorded balance	$192,573	24,719	117,836	36,705	8,432	4,881
Unpaid principal balance	213,554	26,045	133,630	39,029	9,639	5,211
Specific valuation allowance	11,382	1,026	6,100	3,553	24	679
Average balance - three months	193,214	24,832	119,596	34,672	8,926	5,188
Average balance - six months	196,053	25,175	121,491	34,312	9,641	5,434

	At or for the Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,759	7,334	29,595	21,205	1,354	3,271
Unpaid principal balance	70,261	7,459	36,887	21,278	1,362	3,275
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	76,656	12,797	36,164	22,665	1,390	3,640
Loans without a specific valuation allowance
Recorded balance	$138,976	18,528	95,687	12,388	9,720	2,653
Unpaid principal balance	149,412	19,613	102,798	14,318	9,965	2,718
Average balance	162,505	16,034	111,554	19,733	11,993	3,191
Totals
Recorded balance	$201,735	25,862	125,282	33,593	11,074	5,924
Unpaid principal balance	219,673	27,072	139,685	35,596	11,327	5,993
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	239,161	28,831	147,718	42,398	13,383	6,831

Interest income recognized on impaired loans for the periods ended June 30, 2013 and December 31, 2012 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$18,772	1,318	8,904	4,007	3,774	769
Accruing loans 60-89 days past due	3,290	965	1,382	297	385	261
Accruing loans 90 days or more past due	456	240	—	22	146	48
Non-accrual loans	89,355	12,149	53,400	12,568	9,303	1,935
Total past due and non-accrual loans	111,873	14,672	63,686	16,894	13,608	3,013
Current loans receivable	3,561,583	517,162	1,757,914	706,293	371,080	209,134
Total loans receivable	$3,673,456	531,834	1,821,600	723,187	384,688	212,147

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,454	3,897	7,424	2,020	2,872	1,241
Accruing loans 60-89 days past due	9,643	1,870	3,745	645	2,980	403
Accruing loans 90 days or more past due	1,479	451	594	197	188	49
Non-accrual loans	96,933	14,237	55,687	13,200	11,241	2,568
Total past due and non-accrual loans	125,509	20,455	67,450	16,062	17,281	4,261
Current loans receivable	3,271,916	496,012	1,588,058	607,335	386,644	193,867
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	18	—	4	10	2	2
Pre-modification recorded balance	$2,645	—	1,340	1,067	160	78
Post-modification recorded balance	$2,693	—	1,340	1,084	191	78
Troubled debt restructurings that subsequently defaulted
Number of loans	5	1	2	2	—	—
Recorded balance	$1,982	265	1,555	162	—	—

	Three Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	47	5	15	22	1	4
Pre-modification recorded balance	$11,929	1,342	5,736	4,309	310	232
Post-modification recorded balance	$10,650	1,342	4,444	4,322	310	232
Troubled debt restructurings that subsequently defaulted
Number of loans	9	—	4	2	1	2
Recorded balance	$3,127	—	2,077	531	442	77

	Six Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	42	7	13	17	2	3
Pre-modification recorded balance	$9,160	1,623	4,656	2,572	160	149
Post-modification recorded balance	$9,378	1,794	4,656	2,588	191	149
Troubled debt restructurings that subsequently defaulted
Number of loans	10	1	5	3	—	1
Recorded balance	$3,145	265	2,607	228	—	45

	Six Months ended June 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	103	8	40	41	7	7
Pre-modification recorded balance	$28,455	1,701	16,846	8,432	1,095	381
Post-modification recorded balance	$26,469	1,701	14,838	8,454	1,095	381
Troubled debt restructurings that subsequently defaulted
Number of loans	20	—	11	5	2	2
Recorded balance	$6,207	—	4,735	798	597	77

For the six months ended June 30, 2013 and 2012, the majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 48 percent and 31 percent, respectively, of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 44 percent and 16 percent, respectively, was a result of an extension of the maturity date and 33 percent and 24 percent, respectively, was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $12,505,000 and $24,390,000 for the six months ended June 30, 2013 and 2012, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs for both periods was in commercial real estate.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2012 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Given there were no events or circumstances that occurred since the third quarter 2012 that would more-likely-than-not reduce the fair value of the aggregated reporting units below the carrying value, the Company did not perform interim testing at June 30, 2013. However, further adverse changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. For additional information on goodwill related to acquisitions, see Note 9.

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net carrying value at beginning of period	$106,100	106,100	106,100	106,100
Acquisitions	13,409	—	13,409	—
Net carrying value at end of period	$119,509	106,100	119,509	106,100

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Gross carrying value	$159,668	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$119,509	106,100

Note 5. Derivatives and Hedging Activities

As of June 30, 2013, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The following table summarizes the fair value of the Company’s interest rate swap derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	Other liabilities	$1,270	16,832

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $34,419,000 at June 30, 2013. There was $0 collateral pledged from the counterparties to the Company as of June 30, 2013. There is the possibility that the Company may need to pledge additional collateral in the future if there were further declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$39,539	95,328
Tax effect	(15,381)	(37,083)
Net of tax amount	24,158	58,245
Unrealized losses on derivatives used for cash flow hedges	(1,270)	(16,832)
Tax effect	494	6,549
Net of tax amount	(776)	(10,283)
Total accumulated other comprehensive income	$23,382	47,962

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income available to common stockholders, basic and diluted	$22,702	18,981	$43,470	35,314
Average outstanding shares - basic	72,480,019	71,928,697	72,224,263	71,921,885
Add: dilutive stock options and awards	68,153	156	57,841	105
Average outstanding shares - diluted	72,548,172	71,928,853	72,282,104	71,921,990
Basic earnings per share	$0.31	0.26	$0.60	0.49
Diluted earnings per share	$0.31	0.26	$0.60	0.49

There were 74,159 and 945,063 options excluded from the diluted average outstanding share calculation for the six months ended June 30, 2013 and 2012, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2013 and 2012.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2013.

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

Interest rate swap derivative financial instruments: fair values for interest rate swap derivative financial instruments are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the spot LIBOR curve to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also obtains and compares the reasonableness of the pricing from an independent party.

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$13,151	—	13,151	—
State and local governments	1,339,876	—	1,339,876	—
Corporate bonds	442,797	—	442,797	—
Residential mortgage-backed securities	1,925,553	—	1,925,553	—
Total assets measured at fair value on a recurring basis	$3,721,377	—	3,721,377	—
Interest rate swaps	$1,270	—	1,270	—
Total liabilities measured at fair value on a recurring basis	$1,270	—	1,270	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$202	—	202	—
U.S. government sponsored enterprises	17,480	—	17,480	—
State and local governments	1,214,518	—	1,214,518	—
Corporate bonds	288,795	—	288,795	—
Collateralized debt obligations	1,708	—	1,708	—
Residential mortgage-backed securities	2,160,302	—	2,160,302	—
Total assets measured at fair value on a recurring basis	$3,683,005	—	3,683,005	—
Interest rate swaps	$16,832	—	16,832	—
Total liabilities measured at fair value on a recurring basis	$16,832	—	16,832	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2013.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$5,459	—	—	5,459
Collateral-dependent impaired loans, net of ALLL	19,039	—	—	19,039
Total assets measured at fair value on a non-recurring basis	$24,498	—	—	24,498

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$13,983	—	—	13,983
Collateral-dependent impaired loans, net of ALLL	22,966	—	—	22,966
Total assets measured at fair value on a non-recurring basis	$36,949	—	—	36,949

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$5,459	Sales comparison approach	Selling costs	6.5% - 10.0% (7.3%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
Collateral-dependent impaired loans, net of ALLL	$928	Cost approach	Selling costs	0.0% - 20.0% (4.4%)
	5,182	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	6.0% - 8.3% (7.2%)
	8,515	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Discount rate	0.0% - 5.0% (2.5%)
			Adjustment to comparables	0.0% - 5.0% (0.2%)
	4,414	Combined approach	Selling costs	8.0% - 10.0% (8.7%)
			Discount rate	7.5% - 7.5% (7.5%)
			Adjustment to comparables	0.0% - 36.0% (17.4%)
$19,039
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

Federal Home Loan Bank (“FHLB”) advances: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company, including discussions with FHLB.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$132,456	132,456	—	—
Investment securities, available-for-sale	3,721,377	—	3,721,377	—
Loans held for sale	95,495	95,495	—	—
Loans receivable, net of ALLL	3,542,573	—	3,457,402	181,191
Accrued interest receivable	43,593	43,593	—	—
Non-marketable equity securities	49,752	—	49,752	—
Total financial assets	$7,585,246	271,544	7,228,531	181,191
Financial liabilities
Deposits	$5,358,197	3,813,660	1,610,300	—
FHLB advances	1,217,445	—	1,237,320	—
Repurchase agreements and other borrowed funds	308,513	—	308,513	—
Subordinated debentures	125,490	—	78,062	—
Accrued interest payable	3,824	3,824	—	—
Interest rate swaps	1,270	—	1,270	—
Total financial liabilities	$7,014,739	3,817,484	3,235,465	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$187,040	187,040	—	—
Investment securities, available-for-sale	3,683,005	—	3,683,005	—
Loans held for sale	145,501	145,501	—	—
Loans receivable, net of ALLL	3,266,571	—	3,184,987	186,201
Accrued interest receivable	37,770	37,770	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,368,699	370,311	6,916,804	186,201
Financial liabilities
Deposits	$5,364,461	3,585,126	1,789,134	—
FHLB advances	997,013	—	1,027,101	—
Repurchase agreements and other borrowed funds	299,540	—	299,540	—
Subordinated debentures	125,418	—	70,895	—
Accrued interest payable	4,675	4,675	—	—
Interest rate swaps	16,832	—	16,832	—
Total financial liabilities	$6,807,939	3,589,801	3,203,502	—

Note 9. Mergers and Acquisitions

On May 31, 2013, the Company acquired 100 percent of the outstanding common stock of Wheatland and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from banking offices in Wheatland, Torrington and Guernsey, Wyoming. As a result of the acquisition, the Company will increase its presence in the State of Wyoming and will further diversify its loan, customer and deposit base with First State Bank’s strong commitment to agriculture. First State Bank will operate as a division of the Bank under the name “First State Bank, division of Glacier Bank.”

The Wheatland acquisition was valued at $39,315,000 and resulted in the Company issuing 1,455,256 shares of its common stock and $11,025,000 in cash in exchange for all of Wheatland’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the May 31, 2013 acquisition date.

The assets and liabilities of Wheatland were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the May 31, 2013 acquisition date, and Wheatland’s results of operations have been included in the Company’s consolidated statements of operations since that date. The following table summarizes the fair value of the net assets that the Company acquired from Wheatland:

(Dollars in thousands)	May 31, 2013
Assets
Cash and cash equivalents	$23,148
Investment securities, available-for-sale	75,643
Loans receivable	171,199
Goodwill and core deposit intangible	15,488
Accrued income and other assets	15,063
Total assets	300,541
Liabilities
Deposits	255,197
Federal Home Loan Bank advances	5,467
Accrued expenses and other liabilities	562
Total liabilities	261,226
Purchase price	$39,315

The excess of the purchase price over tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange. The following table discloses the calculation of the purchase price and the resulting goodwill relating to the Wheatland acquisition:

(Dollars in thousands)	May 31, 2013
Purchase price
Fair value of Company common stock shares issued	$28,290
Cash consideration for outstanding shares	11,025
Total purchase price	39,315
Fair value of net assets acquired
Tangible assets acquired	285,053
Core deposit intangible asset acquired	2,079
Liabilities assumed	(261,226)
Total fair value of net assets acquired	25,906
Goodwill recognized	$13,409

The fair value of the assets acquired includes loans with a fair value of $171,199,000. The gross principal and contractual interest due under the contracts is $176,698,000, all of which is expected to be collectible.

The Company incurred $571,000 of Wheatland third-party acquisition-related costs during the six month period ended June 30, 2013. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $1,145,000 and net income was approximately $311,000 from May 31, 2013 to June 30, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland acquisition had occurred on January 1, 2012:

	Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
Net interest income and non-interest income	$156,182	161,328
Net income	44,655	36,959

Note 10. Subsequent Event

On July 31, 2013, the Company acquired 100 percent of the outstanding common stock of North Cascades Bankshares, Inc. (“NCBI”) and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. North Cascades National Bank provides community banking services to individuals and businesses in central Washington, with banking offices located in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanogan, Grand Coulee and Waterville, Washington. The acquisition expands the Company’s market into central Washington and further diversifies the Company’s loan, customer and deposit base due to the region’s solid economic base of agriculture, fruit processing and tourism. North Cascades National Bank will operate as a division of the Bank under the name “North Cascades Bank, division of Glacier Bank.”

The NCBI acquisition was valued at $30,581,000 and resulted in the Company issuing 687,876 shares of its common stock and $13,838,000 in cash in exchange for all of NCBI's outstanding common stock shares. The fair value of the Company's common stock shares issued was determined on the basis of the closing market price of the Company's common stock shares on the July 31, 2013 acquisition date.

As of July 31, 2013, the book value of NCBI’s total assets was $326,703,000. The initial accounting for the NCBI acquisition has not been completed because the fair value of loans, deposits and numerous other items has not yet been determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Glacier Bancorp, Inc.’s (“Company”) operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

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

•
the risks presented by a slow economic recovery and the current sequestration, which could adversely affect credit quality, loan collateral values, other real estate owned values, investment values, liquidity and capital levels, dividends and loan originations;

•	changes in market interest rates, which could adversely affect the Company’s net interest income and profitability;

•
legislative or regulatory changes that adversely affect the Company’s business, ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become additionally impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital in the future;

•	competition from other financial services companies in the Company’s markets;

•	dependence on the CEO, senior management team and Presidents of its bank divisions;

•	potential interruption or breach in security of the Company’s systems; and

•	the Company’s success in managing risks involved in the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions
On May 31, 2013, the Company completed the acquisition of Wheatland Bankshares, Inc. and its wholly-owned subsidiary, First State Bank, which has community bank offices in Wheatland, Torrington, and Guernsey, Wyoming. First State Bank will operate as a division of Glacier Bank under the name “First State Bank, division of Glacier Bank.” Cash of $11.0 million and 1,455,256 shares of the Company's common stock were issued in the acquisition which resulted in $13.4 million of goodwill. The Company incurred $571 thousand of legal and professional expenses in connection with the acquisition. The Company's results of operations and financial condition include the acquisition of First State Bank from the May 31, 2013 acquisition date.

On July 31, 2013, the Company completed the acquisition of North Cascades Bancshares, Inc. and its wholly-owned subsidiary, North Cascades National Bank, which has community bank offices in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanogan, Grand Coulee and Waterville, Washington. North Cascades National Bank will operate as a division of Glacier Bank under the name “North Cascades Bank, division of Glacier Bank.” Cash of $13.8 million and 687,876 shares of the Company's common stock were issued in the acquisition.

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2012 and June 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Cash and cash equivalents	$132,456	187,040	140,419	(54,584)	(7,963)
Investment securities, available-for-sale	3,721,377	3,683,005	3,404,282	38,372	317,095
Loans receivable
Residential real estate	531,834	516,467	525,551	15,367	6,283
Commercial	2,544,787	2,278,905	2,293,876	265,882	250,911
Consumer and other	596,835	602,053	625,769	(5,218)	(28,934)
Loans receivable	3,673,456	3,397,425	3,445,196	276,031	228,260
Allowance for loan and lease losses	(130,883)	(130,854)	(137,459)	(29)	6,576
Loans receivable, net	3,542,573	3,266,571	3,307,737	276,002	234,836
Other assets	600,410	610,824	581,664	(10,414)	18,746
Total assets	$7,996,816	7,747,440	7,434,102	249,376	562,714

Excluding retained investment securities of $21.6 million from the acquisition of First State Bank, investment securities increased $41.7 million, or 1 percent, during the current quarter and increased $16.8 million, or less than 1 percent, from December 31, 2012. The Company continued to purchase investment securities during the current quarter primarily to offset principal payments. The investment securities purchased during the current quarter included U.S. agency mortgage-backed securities, U.S. agency collateralized mortgage obligations (“CMO”), corporate and municipal bonds. The investment securities represent 47 percent of total assets at June 30, 2013, compared to 48 percent at December 31, 2012 and 46 percent at June 30, 2012.

Excluding the loans receivable of $171.2 million from the acquisition of First State Bank, the loan portfolio increased $98.4 million, or 3 percent, during the current quarter and increased $57.1 million, or 2 percent, from the prior year second quarter. Excluding the acquisition, all loan categories increased during the current quarter with the largest increase in commercial loans, which increased $93.0 million, or 4 percent. Excluding the acquisition, commercial loans was the one loan category that increased from the prior year second quarter, which increased $106.7 million, or 5 percent, while consumer and other loans decreased $42.8 million, or 7 percent, and residential real estate loans decreased $6.9 million, or 1 percent, from the prior year second quarter. The decreases in consumer and other loans was primarily attributable to customers paying off home equity lines of credit.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2012 and June 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Non-interest bearing deposits	$1,236,104	1,191,933	1,066,662	44,171	169,442
Interest bearing deposits	4,122,093	4,172,528	3,915,607	(50,435)	206,486
Repurchase agreements	300,024	289,508	466,784	10,516	(166,760)
Federal Home Loan Bank advances	1,217,445	997,013	906,029	220,432	311,416
Other borrowed funds	8,489	10,032	9,973	(1,543)	(1,484)
Subordinated debentures	125,490	125,418	125,347	72	143
Other liabilities	58,169	60,059	67,519	(1,890)	(9,350)
Total liabilities	$7,067,814	6,846,491	6,557,921	221,323	509,893

Non-interest bearing deposits of $1.236 billion increased $44.2 million, or 4 percent, from December 31, 2012 and increased $169 million, or 16 percent, from June 30, 2012. Excluding non-interest bearing deposits of $30.8 million from the First State Bank acquisition, non-interest bearing deposits at June 30, 2013 increased $13.4 million, or 1 percent, since December 31, 2012 and increased $139 million, or 13 percent, since June 30, 2012.

Interest bearing deposits of $4.122 billion at June 30, 2013 included $372 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposit and certificate accounts). Excluding interest bearing deposits of $224 million from the First State Bank acquisition, interest bearing deposits at June 30, 2013 decreased $275 million, or 7 percent, since December 31, 2012 and was primarily a result of a decrease of $262 million in wholesale deposits. Excluding the acquisition, interest bearing deposits at June 30, 2013 decreased $18.0 million, or less than 1 percent, from June 30, 2012 and included a decrease of $97.6 million in wholesale deposits.

Securities sold under agreements to repurchase (“repurchase agreements”) of $300 million at June 30, 2013 decreased $167 million, or 36 percent, from the prior year second quarter and was primarily due to a decrease of $185 million in wholesale repurchase agreements. Federal Home Loan Bank (“FHLB”) advances increased $220 million from the prior year end and increased $311 million since the prior year second quarter as a result of decreased brokered deposits or wholesale repurchase agreements and the increased need for funding.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2012 and June 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands, except per share data)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Common equity	$905,620	852,987	832,128	52,633	73,492
Accumulated other comprehensive income	23,382	47,962	44,053	(24,580)	(20,671)
Total stockholders’ equity	929,002	900,949	876,181	28,053	52,821
Goodwill and core deposit intangible, net	(126,771)	(112,274)	(113,297)	(14,497)	(13,474)
Tangible stockholders’ equity	$802,231	788,675	762,884	13,556	39,347
Stockholders’ equity to total assets	11.62%	11.63%	11.79%
Tangible stockholders’ equity to total tangible assets	10.19%	10.33%	10.42%
Book value per common share	$12.63	12.52	12.18	0.11	0.45
Tangible book value per common share	$10.91	10.96	10.61	(0.05)	0.30
Market price per share at end of period	$22.19	14.71	15.46	7.48	6.73

Tangible stockholders' equity of $802 million increased $13.6 million, or 2 percent, from the prior year end as a result of stock issued in connection with the acquisition of First State Bank and an increase in earnings retention which was offset by the decrease in accumulated other comprehensive income. Tangible book value per common share of $10.91 decreased $0.05 per share from the prior year end as a result of the increased stock issued from the acquisition.

On June 27, 2013, the Company's Board of Directors declared a cash dividend of $0.15 per share, payable July 18, 2013 to shareholders of record on July 9, 2013. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2013
Compared to March 31, 2013 and June 30, 2012

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	June 30, 2013	March 31, 2013	June 30, 2012
Net income	$22,702	20,768	18,981
Diluted earnings per share	$0.31	0.29	0.26
Return on average assets (annualized)	1.17%	1.11%	1.04%
Return on average equity (annualized)	9.78%	9.20%	8.69%

The Company reported net income for the current quarter of $22.7 million, an increase of $3.7 million, or 20 percent, from the $19.0 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.31 per share, an increase of $0.05, or 19 percent, from the prior year second quarter diluted earnings per share of $0.26.

Income Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from March 31, 2013 and June 30, 2012:

	Three Months ended
(Dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012
Net interest income
Interest income	$62,151	57,955	64,192
Interest expense	7,185	7,458	9,044
Total net interest income	54,966	50,497	55,148
Non-interest income
Service charges, loan fees, and other fees	12,971	11,675	12,404
Gain on sale of loans	7,472	9,089	7,522
Gain (loss) on sale of investments	241	(137)	—
Other income	2,538	2,323	1,865
Total non-interest income	23,222	22,950	21,791
	$78,188	73,447	76,939
Net interest margin (tax-equivalent)	3.30%	3.14%	3.49%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012
Net interest income
Interest income	$4,196	$(2,041)	7%	(3)%
Interest expense	(273)	(1,859)	(4)%	(21)%
Total net interest income	4,469	(182)	9%	—%
Non-interest income
Service charges, loan fees, and other fees	1,296	567	11%	5%
Gain on sale of loans	(1,617)	(50)	(18)%	(1)%
Gain (loss) on sale of investments	378	241	(276)%	n/m
Other income	215	673	9%	36%
Total non-interest income	272	1,431	1%	7%
	$4,741	$1,249	6%	2%

__________
n/m - not measurable

Net Interest Income
The current quarter net interest income of $55.0 million increased $4.5 million, or 9 percent, over the prior quarter and decreased $182 thousand, or less than 1 percent, over the prior year second quarter. The current quarter interest income of $62.2 million increased $4.2 million, or 7 percent, over the prior quarter primarily as a result of the increase in interest income on the commercial loans and the increase in interest income on the investment portfolio. The current quarter increase in interest income on the investment portfolio was primarily a result of a decrease in premium amortization (net of discount accretion) on the investment securities (“premium amortization”). The Company has experienced a decrease in premium amortization for a second consecutive quarter, which has been a benefit to the Company compared to the significant increases experienced during the preceding seven quarters. Included in the current quarter interest income was $18.4 million of premium amortization on investment securities compared to $21.4 million in the prior quarter. The current quarter decrease in premium amortization on investment securities was $3.0 million during the current quarter compared to a decrease of $1.9 million in premium amortization in the prior quarter.

The current quarter interest expense of $7.2 million decreased 273 thousand, or 4 percent, from the prior quarter and decreased $1.9 million, or 21 percent, from the prior year second quarter. The cost of total funding (including non-interest bearing deposits) for the current quarter was 43 basis points compared to 46 basis points for the prior quarter and 57 basis points for the prior year second quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.30 percent, an increase of 16 basis points from the prior quarter net interest margin of 3.14 percent. Consistent with the prior quarter increase in the net interest margin, the increase during the current quarter was primarily attributable to the increased yield on the investment securities which was driven by a decrease in the premium amortization. Of the 33 basis points increase in yield on the investment securities in the current quarter, 34 basis points was due to the decrease in premium amortization. The premium amortization in the current quarter accounted for a 103 basis points reduction in the net interest margin compared to a 123 basis points reduction in the prior quarter and 94 basis points reduction in the net interest margin in the prior year second quarter.

Non-interest Income
Non-interest income for the current quarter totaled $23.2 million, an increase of $272 thousand over the prior quarter and an increase of $1.4 million over the same quarter last year. Service charge fee income increased $1.3 million, or 11 percent, from the prior quarter as a result of seasonal activity. Service charge fee income increased $567 thousand, or 5 percent, from the prior year second quarter. Although refinance activity remained historically elevated, gain of $7.5 million on the sale of loans for the current quarter decreased $1.6 million, or 18 percent, from the prior quarter as the Company has started to experience a slowing of refinance activity. Gain on sale of loans for the current quarter decreased $50 thousand, or 66 basis points, from the prior year second quarter. Other income of $2.5 million for the current quarter increased $673 thousand, or 36 percent, from the prior year second quarter primarily as a result of increases in income related to other real estate owned. Included in other income was operating revenue of $93 thousand from other real estate owned and gain of $622 thousand on the sales of other real estate owned, which totaled $715 thousand for the current quarter compared to $726 thousand for the prior quarter and $414 thousand for the prior year second quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from March 31, 2013 and June 30, 2012:

	Three Months ended
(Dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012
Compensation and employee benefits	$24,917	24,577	23,684
Occupancy and equipment	5,906	5,825	5,825
Advertising and promotions	1,621	1,548	1,713
Outsourced data processing	813	825	788
Other real estate owned	2,968	884	2,199
Federal Deposit Insurance Corporation premiums	1,154	1,304	1,300
Core deposit intangibles amortization	505	486	535
Other expense	10,597	7,985	10,146
Total non-interest expense	$48,481	43,434	46,190

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012
Compensation and employee benefits	$340	$1,233	1%	5%
Occupancy and equipment	81	81	1%	1%
Advertising and promotions	73	(92)	5%	(5)%
Outsourced data processing	(12)	25	(1)%	3%
Other real estate owned	2,084	769	236%	35%
Federal Deposit Insurance Corporation premiums	(150)	(146)	(12)%	(11)%
Core deposit intangibles amortization	19	(30)	4%	(6)%
Other expense	2,612	451	33%	4%
Total non-interest expense	$5,047	$2,291	12%	5%

Non-interest expense of $48.5 million for the current quarter increased by $5.0 million, or 12 percent, from the prior quarter and increased by $2.3 million, or 5 percent, from the prior year second quarter. Compensation and employee benefits increased by $340 thousand, or 1 percent, from the prior quarter and increased $1.2 million, or 5 percent, from the prior year second quarter as a result of the First State Bank acquisition and annual salary increases. Other real estate owned expense increased $2.1 million, or 236 percent, from the prior quarter and increased $769 thousand, or 35 percent, from the prior year second quarter. The current quarter other real estate owned expense of $3.0 million included $1.2 million of operating expense, $1.7 million of fair value write-downs, and $67 thousand of loss on sale of other real estate owned. Other real estate owned expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosed properties. Other expense increased by $2.6 million, or 33 percent, from the prior quarter primarily from legal and professional expenses associated with the acquisition and expenses connected with New Market Tax Credit investments.

Efficiency Ratio
The efficiency ratio for the current quarter was 56 percent compared to 54 percent for the prior year second quarter. The increase in the efficiency ratio was primarily driven by the increase in non-interest expense.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2013	$1,078	$1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%
First quarter 2012	8,625	9,555	3.98%	1.24%	2.91%
Fourth quarter 2011	8,675	9,252	3.97%	1.42%	2.92%
Third quarter 2011	17,175	18,877	3.92%	0.60%	3.49%

The Company continued to experience another quarter of decreases in net charged-off loans with the improved credit quality. Net charged-off loans of $1.0 million during the current quarter decreased $1.1 million, or 51 percent, compared to the prior quarter and decreased $6.0 million, or 85 percent, from the prior year second quarter. The current quarter provision for loan losses of $1.1 million decreased $1.0 million from the prior quarter and decreased $6.8 million from the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Operating Results for Six Months ended June 30, 2013
Compared to June 30, 2012

Performance Summary

	Six Months ended
(Dollars in thousands, except per share data)	June 30, 2013	June 30, 2012
Net income	$43,470	35,314
Diluted earnings per share	$0.60	0.49
Return on average assets (annualized)	1.14%	0.97%
Return on average equity (annualized)	9.49%	8.14%

Net income for the six months ended June 30, 2013 was $43.5 million, an increase of $8.2 million, from the $35.3 million of net income for the prior year first six months. Diluted earnings per share for the first six months of the current year was $0.60 per share, an increase of $0.11, or 22 percent, from the diluted earnings per share in the prior year first six months.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from June 30, 2012:

	Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	$ Change	% Change
Net interest income
Interest income	$120,106	$132,076	$(11,970)	(9)%
Interest expense	14,643	18,642	(3,999)	(21)%
Total net interest income	105,463	113,434	(7,971)	(7)%
Non-interest income
Service charges, loan fees, and other fees	24,646	23,842	804	3%
Gain on sale of loans	16,561	14,335	2,226	16%
Gain on sale of investments	104	—	104	n/m
Other income	4,861	3,952	909	23%
Total non-interest income	46,172	42,129	4,043	10%
	$151,635	$155,563	$(3,928)	(3)%
Net interest margin (tax-equivalent)	3.23%	3.61%

__________
n/m - not measurable

Net Interest Income
Net interest income for the first six months of the current year decreased $8.0 million, or 7 percent, over the same period last year. Interest income decreased $12.0 million, or 9 percent, while interest expense decreased $4.0 million, or 21 percent, from the first six months of 2012 and was principally due to the increase in premium amortization on investment securities and the reduction of yields on loan balances. Interest income was reduced by $39.8 million in premium amortization on investment securities which was an increase of $10.6 million from the first six months of the prior year. The decrease in interest expense during the current year was primarily attributable to the decreases in interest rates on interest bearing deposits and borrowings.  The funding cost (including non-interest bearing deposits) for the first six months of 2013 was 44 basis points compared to 59 basis points for the first six months 2012.

The net interest margin, on a tax-equivalent basis, for the first six months of 2013 was 3.23 percent, a 38 basis points reduction from the net interest margin of 3.61 percent for the first six months of 2012. The reduction was attributable to a lower yield on loans and higher premium amortization on investment securities, both of which outpaced the reduction in funding cost. The premium amortization for the first six months of 2013 accounted for a 111 basis points reduction in the net interest margin which was an increase of 24 basis points compared to the 87 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $46.2 million for the first six months of 2013 increased $4.0 million, or 10 percent, over the same period last year. Gain on sale of loans for the first six months of 2013 increased $2.2 million, or 16 percent, from the first six months of 2012 as a result of greater refinance volume, which has recently started to slow down, and loan origination activity. Other income for the first six months of 2013 increased $909 thousand, or 23 percent, over the first six months of 2012. Included in other income was operating revenue of $155 thousand from other real estate owned and gains of $1.3 million on the sale of other real estate owned, which aggregated $1.4 million for the first six months of 2013 compared to $942 thousand for the same period in the prior year.

Non-interest Expense Summary
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2012:

	Six Months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	$ Change	% Change
Compensation and employee benefits	$49,494	$47,244	$2,250	5%
Occupancy and equipment	11,731	11,793	(62)	(1)%
Advertising and promotions	3,169	3,115	54	2%
Outsourced data processing	1,638	1,634	4	—%
Other real estate owned	3,852	9,021	(5,169)	(57)%
Federal Deposit Insurance Corporation premiums	2,458	3,012	(554)	(18)%
Core deposit intangibles amortization	991	1,087	(96)	(9)%
Other expense	18,582	18,329	253	1%
Total non-interest expense	$91,915	$95,235	$(3,320)	(3)%

Compensation and employee benefits for the first six months of 2013 increased $2.3 million, or 5 percent. Other real estate owned expense of $3.9 million in the first six months of 2013 decreased $5.2 million, or 57 percent, from the first six months of the prior year. The other real estate owned expense for the first six months of 2013 included $1.6 million of operating expenses, $2.0 million of fair value write-downs, and $302 thousand of loss on sale of other real estate owned.

Efficiency Ratio
The efficiency ratio was 55 percent for the first six months of 2013 and 53 percent for the first six months of 2012. Although there was an increase in non-interest income from the first six months of the prior year, it was not enough to offset the decrease in net interest income which resulted in the increase in the efficiency ratio.

Provision for loan losses
The provision for loan losses was $3.2 million for the first six months of 2013, a decrease of $13.4 million, or 81 percent, from the same period in the prior year. Net charged-off loans during the first half of 2013 was $3.2 million, a decrease of $13.5 million from the first six months of 2012.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Lending Activity and Practices
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., auto, home equity, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$531,834	15%	$516,467	16%	$525,551	16%
Commercial loans
Real estate	1,821,600	52%	1,655,508	51%	1,651,690	50%
Other commercial	723,187	20%	623,397	19%	642,186	19%
Total	2,544,787	72%	2,278,905	70%	2,293,876	69%
Consumer and other loans
Home equity	384,688	11%	403,925	12%	422,249	13%
Other consumer	212,147	6%	198,128	6%	203,520	6%
Total	596,835	17%	602,053	18%	625,769	19%
Loans receivable	3,673,456	104%	3,397,425	104%	3,445,196	104%
Allowance for loan and lease losses	(130,883)	(4)%	(130,854)	(4)%	(137,459)	(4)%
Loans receivable, net	$3,542,573	100%	$3,266,571	100%	$3,307,737	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Other real estate owned	$40,713	45,115	69,170
Accruing loans 90 days or more past due
Residential real estate	240	451	421
Commercial	22	791	2,527
Consumer and other	194	237	319
Total	456	1,479	3,267
Non-accrual loans
Residential real estate	12,149	14,237	19,835
Commercial	65,968	68,887	92,693
Consumer and other	11,238	13,809	13,935
Total	89,355	96,933	126,463
Total non-performing assets [1]	$130,524	143,527	198,900
Non-performing assets as a percentage of subsidiary assets	1.64%	1.87%	2.69%
Allowance for loan and lease losses as a percentage of non-performing loans	146%	133%	106%
Accruing loans 30-89 days past due	$22,062	27,097	48,707
Troubled debt restructurings not included in non-performing assets	$80,453	100,151	88,483
Interest income [2]	$2,244	5,161	3,392
 __________

[1]	As of June 30, 2013, non-performing assets have not been reduced by U.S. government guarantees of $2.9 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

During the first half of 2013, the Company continued to maintained the positive trend of reducing non-performing assets that was established throughout 2012. Non-performing assets at June 30, 2013 were $131 million, a decrease of $4.9 million, or 4 percent, during the current quarter and a decrease of $68.4 million, or 34 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category, a regulatory classification, which was $57.9 million, or 44 percent, of the non-performing assets at June 30, 2013. Included in this category was $26.0 million of land development loans and $15.6 million in unimproved land loans at June 30, 2013. The Company has continued to reduce the land, lot and other construction category over the prior two and one-half years. This category of non-performing assets was further reduced by $4.4 million, or 7 percent, during the current quarter. The Company's early stage delinquencies (accruing loans 30-89 days past due) of $22.1 million at June 30, 2013 decreased $10.2 million, or 32 percent, from the prior quarter and decreased $26.6 million, or 55 percent, from the prior year second quarter early stage delinquencies.

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

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at June 30, 2013. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at June 30, 2013. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 39 percent of the Company’s non-accrual loans as of June 30, 2013. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $34.7 million of non-accrual construction loans at June 30, 2013, 96 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

Impaired loans were $193 million and $202 million as of June 30, 2013 and December 31, 2012, respectively. The ALLL includes specific valuation allowances of $11.4 million and $15.5 million of impaired loans as of June 30, 2013 and December 31, 2012, respectively. Of the total impaired loans at June 30, 2013, there were 31 significant commercial real estate and other commercial loans that accounted for $84.4 million, or 44 percent, of the impaired loans. The 31 loans were collateralized by 143 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2013, there were 138 loans aggregating $101 million, or 52 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $2.2 million. Of these loans, there were charge-offs of $994 thousand during 2013.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $126 million and $151 million as of June 30, 2013 and December 31, 2012, respectively. The Company’s TDR loans are considered impaired loans of which $45.4 million and $50.9 million as of June 30, 2013 and December 31, 2012, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of June 30, 2013 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At June 30, 2013, the Company has TDR loans of $38.3 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $31.9 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into other real estate owned (“OREO”) during 2013 was $12.5 million of which $2.6 million was residential real estate, $7.2 million was commercial, and $2.7 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2013 was $9.9 million of which $2.5 million was residential real estate, $5.5 million was commercial, and $1.9 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Six Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance at beginning of period	$45,115	78,354	78,354
Acquisitions	190	—	—
Additions	9,889	27,536	16,372
Capital improvements	79	—	—
Write-downs	(1,971)	(13,258)	(6,653)
Sales	(12,589)	(47,517)	(18,903)
Balance at end of period	$40,713	45,115	69,170

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

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ALLL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The allowance consists of a specific valuation allowance component and a general valuation allowance component. The specific valuation allowance component relates to loans that are determined to be impaired. A specific valuation allowance is established when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate) is lower than the carrying value of the impaired loan. The general valuation allowance component relates to probable credit losses inherent in the balance of the loan portfolio based on prior loss experience, adjusted for changes in trends and conditions of qualitative or environmental factors.

The Glacier Bank (“Bank”) divisions’ credit administration reviews their respective loan portfolios to determine which loans are impaired and estimates the specific valuation allowance. The impaired loans and related specific valuation allowance are then provided to the Company’s credit administration for further review and approval. The Company’s credit administration also determines the estimated general valuation and reviews and approves the overall ALLL for the Company. The credit administration of the Company exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on the Company’s historical loss experience for loans not identified as impaired. Quantification of the impact upon the Company’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Company’s unimpaired loan portfolio as of each evaluation date. The Company’s credit administration documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor. To have directional consistency, the provision for loan losses and credit quality should generally move in the same direction.

The Company’s model of twelve bank divisions with separate management teams provides substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2013			December 31, 2012			June 30, 2012
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$14,797	11%	14%	$15,482	12%	15%	$18,139	13%	15%
Commercial real estate	73,885	57%	50%	74,398	57%	49%	79,098	58%	48%
Other commercial	24,116	18%	20%	21,567	16%	18%	20,570	15%	19%
Home equity	9,626	7%	10%	10,659	8%	12%	10,904	8%	12%
Other consumer	8,459	7%	6%	8,748	7%	6%	8,748	6%	6%
Totals	$130,883	100%	100%	$130,854	100%	100%	$137,459	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Six Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance at beginning of period	$130,854	137,516	137,516
Provision for loan losses	3,178	21,525	16,550
Charge-offs
Residential real estate	(349)	(5,267)	(1,320)
Commercial loans	(3,055)	(21,578)	(14,890)
Consumer and other loans	(2,481)	(7,827)	(3,527)
Total charge-offs	(5,885)	(34,672)	(19,737)
Recoveries
Residential real estate	150	643	147
Commercial loans	1,944	4,088	2,491
Consumer and other loans	642	1,754	492
Total recoveries	2,736	6,485	3,130
Charge-offs, net of recoveries	(3,149)	(28,187)	(16,607)
Balance at end of period	$130,883	130,854	137,459
Allowance for loan and lease losses as a percentage of total loans	3.56%	3.85%	3.99%
Net charge-offs as a percentage of total loans	0.09%	0.83%	0.48%

At June 30, 2013, the allowance was $131 million, a decrease of $6.6 million from a year ago. The allowance was 3.56 percent of total loans outstanding at June 30, 2013, a decrease of 28 basis points from 3.84 percent at March 31, 2013, of which 17 basis points was attributable to loans being recorded at fair value from the First State Bank acquisition, resulting in no allowance being carried over. The allowance was 146 percent of non-performing loans at June 31, 2013, an increase from 133 percent at December 31, 2012 and an increase from 106 percent at June 30, 2012.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2013 and 2012, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2013, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $29 thousand. During the same period in 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $57 thousand.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 110 locations, including 102 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during the last year compared to the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during the last year in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company’s market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. There was a steady decline in the number of foreclosures initiated in 2012 for Montana, Idaho, and Wyoming. The unemployment rates for the states in which the Company conducts operations were generally lower compared to the national unemployment rate. The national unemployment rate increased steadily from 5.0 in the first part of 2008 to a range of 7.8 to 10.0 during 2009 through 2012 and has declined to 7.6 in June of 2013. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 12 percent of the Company’s total loan portfolio and account for 39 percent of the Company’s non-accrual loans at June 30, 2013. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Specific valuation allowance	$11,382	15,534	19,208
General valuation allowance	119,501	115,320	118,251
Total ALLL	$130,883	130,854	137,459

The ALLL as a percentage of loans decreased 29 basis points from December 31, 2012 to June 30, 2013, of which 12 basis points were due to $171 million of loans receivable from the First State Bank acquisition which were recorded at fair value with no ALLL being carried over. During 2013, the ALLL decreased by $29 thousand, the net result of a $4.2 million decrease in the specific valuation allowance and a $4.2 million increase in the general valuation allowance. The decrease in the specific valuation allowance since the prior year end was primarily due to the decrease in loans with a specific valuation allowance of $9.2 million. Further supporting the ALLL were the following trends:

•
Non-accrual construction loans (i.e., residential construction and land, lot and other construction, each a regulatory classification) were $34.7 million, or 39 percent, of the $89.4 million of non-accrual loans at June 30, 2013, a decrease of $4.5 million from the prior year end and decrease of $25.7 million from June 30, 2012. Non-accrual construction loans accounted for 40 percent of the $96.9 million of non-accrual loans at year end 2012 and 48 percent of the $126 million of non-accrual loans at June 30, 2012.

•	Non-performing loans as a percent of total loans decreased to 2.44 percent at June 30, 2013 as compared to 2.90 percent and 3.77 percent at year end 2012 and June 30, 2012, respectively.

•	Impaired loans as a percent of total loans decreased to 5.24 percent at June 30, 2013 as compared to 5.94 percent and 6.91 percent at year end 2012 and June 30, 2012, respectively.

•	Charge-offs, net of recoveries, in 2013 were $3.1 million, a $13.5 million decrease from the same period in 2012.

•	Excluding the First State Bank acquisition, the loan portfolio increased $105 million from the prior year end.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Loans by Regulatory Classification
Supplemental information regarding identification of the Company’s loan portfolio and credit quality based on regulatory classification is provided in the following tables. The regulatory classification of loans is based primarily on the type of collateral for the loans. There may be differences when compared to loan tables and loan amounts appearing elsewhere which reflect the Company’s internal loan segments and classes which are based on the purpose of the loan.

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from	% Change from
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Custom and owner occupied construction	$35,529	40,327	39,052	(12)%	(9)%
Pre-sold and spec construction	36,967	34,970	49,638	6%	(26)%
Total residential construction	72,496	75,297	88,690	(4)%	(18)%
Land development	77,080	80,132	93,361	(4)%	(17)%
Consumer land or lots	100,549	104,229	114,475	(4)%	(12)%
Unimproved land	50,492	53,459	59,548	(6)%	(15)%
Developed lots for operative builders	15,105	16,675	21,101	(9)%	(28)%
Commercial lots	16,987	19,654	25,035	(14)%	(32)%
Other construction	90,735	56,109	32,079	62%	183%
Total land, lot, and other construction	350,948	330,258	345,599	6%	2%
Owner occupied	753,692	710,161	701,078	6%	8%
Non-owner occupied	475,991	452,966	444,419	5%	7%
Total commercial real estate	1,229,683	1,163,127	1,145,497	6%	7%
Commercial and industrial	470,178	420,459	413,908	12%	14%
1st lien	718,793	738,854	690,638	(3)%	4%
Junior lien	77,359	82,083	87,544	(6)%	(12)%
Total 1-4 family	796,152	820,937	778,182	(3)%	2%
Home equity lines of credit	304,859	319,779	338,459	(5)%	(10)%
Other consumer	123,947	109,019	109,043	14%	14%
Total consumer	428,806	428,798	447,502	—%	(4)%
Agriculture	238,136	145,890	162,534	63%	47%
Other	182,552	158,160	151,726	15%	20%
Total loans receivable, including loans held for sale	3,768,951	3,542,926	3,533,638	6%	7%
Less loans held for sale [1]	(95,495)	(145,501)	(88,442)	(34)%	8%
Total loans receivable	$3,673,456	3,397,425	3,445,196	8%	7%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	June 30, 2013	June 30, 2013
Custom and owner occupied construction	$1,291	1,343	2,914	1,291	—	—
Pre-sold and spec construction	1,319	1,603	7,473	571	—	748
Total residential construction	2,610	2,946	10,387	1,862	—	748
Land development	26,004	31,471	47,154	15,591	—	10,413
Consumer land or lots	5,475	6,459	9,728	2,138	—	3,337
Unimproved land	15,611	19,121	28,914	13,259	—	2,352
Developed lots for operative builders	2,093	2,393	6,932	1,356	—	737
Commercial lots	3,185	1,959	2,581	318	—	2,867
Other construction	5,532	5,105	5,124	189	—	5,343
Total land, lot and other construction	57,900	66,508	100,433	32,851	—	25,049
Owner occupied	16,503	15,662	18,210	11,897	—	4,606
Non-owner occupied	5,091	4,621	3,509	3,525	—	1,566
Total commercial real estate	21,594	20,283	21,719	15,422	—	6,172
Commercial and industrial	7,103	5,970	8,077	7,030	22	51
1st lien	22,543	25,739	34,285	17,646	297	4,600
Junior lien	5,819	6,660	8,861	5,716	—	103
Total 1-4 family	28,362	32,399	43,146	23,362	297	4,703
Home equity lines of credit	6,107	8,041	6,939	5,483	90	534
Other consumer	449	441	405	244	47	158
Total consumer	6,556	8,482	7,344	5,727	137	692
Agriculture	6,146	6,686	7,541	3,101	—	3,045
Other	253	253	253	—	—	253
Total	$130,524	143,527	198,900	89,355	456	40,713

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from	% Change from
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Custom and owner occupied construction	$—	$5	$—	(100)%	n/m
Pre-sold and spec construction	—	893	968	(100)%	(100)%
Total residential construction	—	898	968	(100)%	(100)%
Land development	—	191	460	(100)%	(100)%
Consumer land or lots	338	762	1,650	(56)%	(80)%
Unimproved land	341	422	1,129	(19)%	(70)%
Developed lots for operative builders	146	422	199	(65)%	(27)%
Commercial lots	—	11	—	(100)%	n/m
Total land, lot and other construction	825	1,808	3,438	(54)%	(76)%
Owner occupied	7,297	5,523	10,943	32%	(33)%
Non-owner occupied	2,247	2,802	950	(20)%	137%
Total commercial real estate	9,544	8,325	11,893	15%	(20)%
Commercial and industrial	3,844	1,905	20,847	102%	(82)%
1st lien	2,807	7,352	7,220	(62)%	(61)%
Junior lien	980	732	880	34%	11%
Total 1-4 family	3,787	8,084	8,100	(53)%	(53)%
Home equity lines of credit	3,138	4,164	2,541	(25)%	23%
Other consumer	755	1,001	698	(25)%	8%
Total consumer	3,893	5,165	3,239	(25)%	20%
Agriculture	169	912	222	(81)%	(24)%
Total	$22,062	$27,097	$48,707	(19)%	(55)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	June 30, 2013
Custom and owner occupied construction	$(1)	24	—	—	1
Pre-sold and spec construction	(16)	2,489	2,393	—	16
Total residential construction	(17)	2,513	2,393	—	17
Land development	(76)	3,035	2,706	247	323
Consumer land or lots	290	4,003	1,957	580	290
Unimproved land	233	636	517	256	23
Developed lots for operative builders	(11)	1,802	1,201	73	84
Commercial lots	251	362	(81)	254	3
Other construction	(128)	—	—	—	128
Total land, lot and other construction	559	9,838	6,300	1,410	851
Owner occupied	(306)	1,312	1,318	407	713
Non-owner occupied	268	597	189	288	20
Total commercial real estate	(38)	1,909	1,507	695	733
Commercial and industrial	823	2,651	819	1,374	551
1st lien	287	5,257	2,122	412	125
Junior lien	56	3,464	2,441	160	104
Total 1-4 family	343	8,721	4,563	572	229
Home equity lines of credit	1,346	2,124	807	1,466	120
Other consumer	141	262	32	344	203
Total consumer	1,487	2,386	839	1,810	323
Agriculture	21	125	94	21	—
Other	(29)	44	92	3	32
Total	$3,149	28,187	16,607	5,885	2,736

Investment Activity
The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. Investment securities designated as available-for-sale are summarized below:

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government and federal agency	$—	—%	$202	—%	$205	—%
U.S. government sponsored enterprises	13,151	—%	17,480	—%	25,488	1%
State and local governments	1,339,876	36%	1,214,518	33%	1,193,080	35%
Corporate bonds	442,797	12%	288,795	8%	159,926	5%
Collateralized debt obligations	—	—%	1,708	—%	2,734	—%
Residential mortgage-backed securities	1,925,553	52%	2,160,302	59%	2,022,849	59%
Total investment securities, available-for-sale	$3,721,377	100%	$3,683,005	100%	$3,404,282	100%

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

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities owned at June 30, 2013 primarily consisted of stock issued by the FHLB of Seattle, such shares measured at cost in recognition of the transferability restrictions imposed by the issuers. Other non-marketable equity securities include Federal Agriculture Mortgage Corporation and Bankers' Bank of the West Bancorporation, Inc.

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

Based on the Company's analysis of its impaired non-marketable equity securities as of June 30, 2013, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, Standard and Poor's, and Fitch). In connection with changing macroeconomic conditions affecting the U.S. economy, on June 10, 2013, Standard and Poor's reaffirmed its AA+ rating of U.S. government long term debt but with an improved outlook of stable from negative. On July 18, 2013, Moody's also upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. Fitch continues to maintain its AAA long-term debt rating of the U.S. though with a negative outlook. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Fannie Mae, Freddie Mac and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at June 30, 2013 into two categories: investments purchased prior to 2013 and those purchased during 2013. Of those investments purchased prior to 2013, the fair market value and unrealized loss at December 31, 2012 is also presented.

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2013
State and local governments	$194,152	$(7,891)	(4)%	$202,994	$225	—%
Corporate bonds	38,180	(460)	(1)%	39,532	191	—%
Residential mortgage-backed securities	119,316	(437)	—%	206,627	(1,720)	(1)%
Total	$351,648	$(8,788)	(2)%	$449,153	$(1,304)	—%
Temporarily impaired securities purchased during 2013
State and local governments	$128,858	$(8,496)	(7)%
Corporate bonds	173,412	(3,059)	(2)%
Residential mortgage-backed securities	408,217	(5,692)	(1)%
Total	$710,487	$(17,247)	(2)%
Temporarily impaired securities
State and local governments	$323,010	$(16,387)	(5)%
Corporate bonds	211,592	(3,519)	(2)%
Residential mortgage-backed securities	527,533	(6,129)	(1)%
Total	$1,062,135	$(26,035)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2013:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 15.0%	1	$(15)
10.1% to 15.0%	5	(1,500)
5.1% to 10.0%	94	(11,504)
0.1% to 5.0%	336	(13,016)
Total	436	$(26,035)

With respect to the duration of the impaired debt securities, the Company identified 26 securities which have been continuously impaired for the twelve months ending June 30, 2013. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 26 securities which have been continuously impaired for the twelve months ended June 30, 2013, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	18	$(400)	(122)
Residential mortgage-backed securities	8	(43)	(15)
Total	26	$(443)

Of the 8 residential mortgage-backed securities, 5 have underlying collateral consisting of U.S. government guaranteed mortgages (e.g., FNMA) and U.S. government sponsored enterprise (e.g., FHLMC) guaranteed mortgages. Each of the 3 remaining residential mortgage-backed securities have underlying non-guaranteed private label whole loan collateral of 30-year fixed rate residential mortgages considered to be “Prime”. The Company engages a third-party to perform detailed analysis for other-than-temporary impairment of such securities. Such analysis takes into consideration original and current data for the tranche and CMO structure, the non-guaranteed classification of each CMO tranche, current and deal inception credit ratings, credit support (protection) afforded the tranche through the subordination of other tranches in the CMO structure, the nature of the collateral (e.g., Prime or Alt-A) underlying each CMO tranche, and realized cash flows since purchase.

Based on the Company's analysis of its impaired debt securities as of June 30, 2013, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year at period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2013	December 31, 2012
Repurchase agreements
Amount outstanding at end of period	$300,024	289,508
Weighted interest rate on outstanding amount	0.29%	0.32%
Maximum outstanding at any month-end	$312,505	466,784
Average balance	$289,911	354,324
Weighted average interest rate	0.30%	0.37%
FHLB advances
Amount outstanding at end of period	$939,109	720,000
Weighted interest rate on outstanding amount	0.24%	0.28%
Maximum outstanding at any month-end	$939,109	792,018
Average balance	$684,707	719,762
Weighted average interest rate	0.26%	0.50%

Contractual Obligations and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations, the largest aggregate amount of which were FHLB advances. In the normal course of business, there may be various outstanding commitments to obtain funding, such as brokered deposits, and to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions.

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

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at June 30, 2013:

(Dollars in thousands)	June 30, 2013
FHLB advances
Borrowing capacity	$1,462,204
Amount utilized	(1,217,445)
Amount available	$244,759
Federal Reserve Bank discount window
Borrowing capacity	$595,443
Amount utilized	—
Amount available	$595,443
Unsecured lines of credit available	$130,000
Unencumbered investment securities
U.S. government sponsored enterprises	$13,151
State and local governments	1,028,230
Corporate bonds	442,797
Residential mortgage-backed securities	594,562
Total unencumbered securities	$2,078,740

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of June 30, 2013 and 2012. There are no conditions or events after June 30, 2013 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2013.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$929,002	929,002	929,002
Less:
Goodwill and intangibles	(126,771)	(126,771)	(126,771)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(23,382)	(23,382)	(23,382)
Plus:
Allowance for loan and lease losses	—	62,905	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$903,349	966,254	903,349
Risk-weighted assets	$4,964,271	4,964,271
Total adjusted average assets			$7,623,699
Capital ratio	18.20%	19.46%	11.85%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.20%	9.46%

In addition to the primary and contingent liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 73,564,900 has been issued as of June 30, 2013. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none has been issued as of June 30, 2013.

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

Income tax expense for the six months ended June 30, 2013 and 2012 was $13.1 million and $8.5 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 23.1 percent and 19.3 percent, respectively. The primary reason for the low effective rates are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $20.4 million and $19.0 million for the six months ended June 30, 2013 and 2012, respectively. The federal tax credit benefits were $2.3 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The Company continues to hold its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2013			June 30, 2013
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$594,543	$7,026	4.73%	$606,133	$14,286	4.71%
Commercial loans	2,381,231	29,865	5.03%	2,326,455	58,497	5.07%
Consumer and other loans	587,728	7,909	5.40%	587,581	15,773	5.41%
Total loans [1]	3,563,502	44,800	5.04%	3,520,169	88,556	5.07%
Tax-exempt investment securities [2]	1,025,295	15,229	5.94%	992,693	29,379	5.92%
Taxable investment securities [3]	2,696,142	7,174	1.06%	2,691,461	11,946	0.89%
Total earning assets	7,284,939	67,203	3.70%	7,204,323	129,881	3.64%
Goodwill and intangibles	116,356			114,208
Non-earning assets	349,175			349,088
Total assets	$7,750,470			$7,667,619
Liabilities
Non-interest bearing deposits	$1,177,041	$—	—%	$1,159,210	$—	—%
NOW accounts	969,412	285	0.12%	967,616	558	0.12%
Savings accounts	513,840	58	0.05%	504,957	131	0.05%
Money market deposit accounts	999,353	497	0.20%	998,227	1,011	0.20%
Certificate accounts	1,120,206	2,292	0.82%	1,101,274	4,719	0.86%
Wholesale deposits [4]	552,539	342	0.25%	565,790	767	0.27%
FHLB advances	1,001,899	2,648	1.06%	961,997	5,299	1.11%
Repurchase agreements, federal funds purchased and other borrowed funds	424,246	1,063	1.00%	425,960	2,158	1.02%
Total interest bearing liabilities	6,758,536	7,185	0.43%	6,685,031	14,643	0.44%
Other liabilities	60,553			59,168
Total liabilities	6,819,089			6,744,199
Stockholders’ Equity
Common stock	725			722
Paid-in capital	651,939			646,995
Retained earnings	233,104			226,806
Accumulated other comprehensive income	45,613			48,897
Total stockholders’ equity	931,381			923,420
Total liabilities and stockholders’ equity	$7,750,470			$7,667,619
Net interest income (tax-equivalent)		$60,018			$115,238
Net interest spread (tax-equivalent)			3.27%			3.20%
Net interest margin (tax-equivalent)			3.30%			3.23%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $4.7 million and $9.0 million on tax-exempt investment security income for the three and six months ended June 30, 2013, respectively.

[3]	Includes tax effect of $379 thousand and $760 thousand on investment security tax credits for the three and six months ended June 30, 2013, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Six Months ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$481	(1,474)	(993)
Commercial loans	1,105	(4,079)	(2,974)
Consumer and other loans	(1,309)	(901)	(2,210)
Investment securities (tax-equivalent)	5,371	(10,565)	(5,194)
Total interest income	5,648	(17,019)	(11,371)
Interest expense
NOW accounts	105	(271)	(166)
Savings accounts	28	(73)	(45)
Money market deposit accounts	161	(326)	(165)
Certificate accounts	242	(1,822)	(1,580)
Wholesale deposits	(141)	(280)	(421)
FHLB advances	(292)	(1,008)	(1,300)
Repurchase agreements, federal funds purchased and other borrowed funds	(242)	(80)	(322)
Total interest expense	(139)	(3,860)	(3,999)
Net interest income (tax-equivalent)	$5,787	(13,159)	(7,372)

Net interest income (tax-equivalent) decreased $7.4 million for the six months ended June 30, 2013 compared to the same period in 2012. The decrease in interest income was driven primarily by the premium amortization (net of discount accretion) on investment securities and reduced interest rates on the loan portfolio. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income.

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

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2013, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO